Form 10-Q
period 2002-09-30
SAFETY HOLDINGS INC
filed 2002-12-20
CIK 1172052

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-8993

SAFETY INSURANCE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4181699 (I.R.S. Employer Identification No.)

20 Custom House Street, Boston, Massachusetts 02110
(Address of principal executive offices including zip code)

(617) 951-0600
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

        As of December 20, 2002, 15,259,991 Common Shares with a par value of $0.01 per share were outstanding.

SAFETY INSURANCE GROUP, INC.
Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SAFETY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	Successor	Successor
	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Investment securities available for sale:
Bonds, at fair value (amortized cost: $533,481 in 2002 and $513,926 in 2001)	$556,117	$507,292
Preferred stocks, at fair value (amortized cost: $9,918 in 2002 and $9,939 in 2001)	10,004	9,716

Total investment securities	566,121	517,008
Cash and cash equivalents	29,342	12,278
Accounts receivable, net	132,285	118,244
Reinsurance recoverables	112,037	113,633
Deferred policy acquisition costs	39,334	31,598
Prepaid reinsurance premiums	31,267	23,121
Deferred income taxes	6,958	18,141
Other assets	33,120	25,151

Total assets	$950,464	$859,174

Liabilities
Loss and loss adjustment expense reserves	$326,608	$302,556
Unearned premium reserves	290,344	235,794
Debt	96,500	99,500
Payable to reinsurers	29,222	27,129
Other liabilities	47,739	62,533

Total liabilities	790,413	727,512

Mandatorily redeemable preferred stock	23,688	22,680
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock: $0.01 par value; 9,296,000 shares authorized; and 5,809,992 outstanding	58	58
Additional paid-in capital	2,442	2,442
Accumulated other comprehensive income, net of taxes	14,769	(4,457)
Promissory notes receivable from management	(728)	(702)
Retained earnings	119,822	111,641

Total stockholders' equity	136,363	108,982

Total liabilities, mandatorily redeemable preferred stock and stockholders' equity	$950,464	$859,174

The accompanying notes are an integral part of these financial statements.

SAFETY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except per share and share amounts)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Premiums earned, net	$122,343	$110,706	$363,763	$328,719
Investment income	6,060	7,021	19,719	21,000
Net realized gains (losses) on sales of investments	1,420	(175)	(968)	(766)
Finance and other service income	3,988	3,393	12,012	9,982

Total income	133,811	120,945	394,526	358,935

Losses and loss adjustment expenses	93,835	88,887	276,761	261,320
Underwriting, operating and related expenses	33,301	27,816	98,946	86,384
Transaction expenses	—	741	—	850
Interest expense	1,924	147	6,075	534

Total expenses	129,060	117,591	381,782	349,088

Income before income taxes	4,751	3,354	12,744	9,847
Income tax expense	1,031	91	3,555	2,234

Net income before preferred stock dividends	3,720	3,263	9,189	7,613
Dividends on mandatorily redeemable preferred stock	(336)	—	(1,008)	—

Net income available to common stockholders	$3,384	$3,263	$8,181	$7,613

Change in unrealized gains for investments held, net	14,791	5,931	18,596	4,559
Reclassification adjustment for gains included in net income, net	(923)	114	629	498

Comprehensive net income available to common stockholders	17,252	$9,308	$27,406	$12,670

Net income per common share:
Basic	$0.61	$3.58	$1.48	$8.48
Diluted	$0.58	$3.58	$1.41	$8.48
Weighted average number of common shares outstanding:
Basic	5,519,492	910,800	5,519,492	897,800
Diluted	5,809,992	910,800	5,809,992	897,800

The accompanying notes are an integral part of these financial statements.

SAFETY INSURANCE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(dollars in thousands)

	Successor	Predecessor
	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$9,189	$7,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	382	1,236
Amortization of bond premiums and discount	3,335	945
Provision for deferred income taxes	831	985
Net realized losses on sale of investments	968	766
ESOP compensation expense	—	4,529
Changes in assets and liabilities:
Accounts receivable	(14,041)	(21,987)
Receivable from reinsurers	1,596	24,933
Prepaid reinsurance premiums	(8,146)	(2,679)
Deferred policy acquisition costs	(7,736)	(6,904)
Other assets	(8,053)	(5,309)
Loss and loss adjustment expense reserves	24,052	4,146
Unearned premium reserves	54,550	39,907
Payable to reinsurers	2,093	(728)
Other liabilities	(14,794)	(17,916)

Net cash provided by operating activities	44,226	29,537

Cash flows from investing activities:
Bonds purchased	(324,834)	(259,159)
Proceeds from sale of bonds	293,227	214,384
Proceeds from the maturities of bonds	7,750	11,875
Fixed assets purchased	(305)	(670)

Net cash used for investing activities	(24,162)	(33,570)

Cash flows from financing activities:
Payment of long-term debt	(3,000)	(5,419)

Net cash used for financing activities	(3,000)	(5,419)

Net increase (decrease) in cash and cash equivalents during period	17,064	(9,452)
Cash and cash equivalents at beginning of period	12,278	13,676

Cash and cash equivalents at end of period	$29,342	$4,224

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation

        The unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"). These unaudited condensed consolidated financial statements include Safety Insurance Group, Inc. ("Safety") and its subsidiaries (collectively, the "Company"). The subsidiaries consist of Safety Insurance Company, Thomas Black Corporation ("TBC"), Safety Indemnity Insurance Company, Thomas Black Insurance Agency, Inc. ("TBIA") and RBS, Inc., TBIA's holding company.

        As discussed below in Note 2, Safety acquired (the "Acquisition") all of the issued and outstanding stock of TBC on October 16, 2001. As a result of the Acquisition, the capital structure and basis of accounting of the Company differ from those of TBC prior to the Acquisition. Therefore, the financial data with respect to periods prior to the Acquisition ("predecessor" period) may not be comparable to data for periods subsequent to the Acquisition ("successor" period). In addition, the recent November 27, 2002 initial public offering ("IPO"), the use of those IPO net proceeds, the Preferred Share Exchange (as defined below) and the Direct Sale (as defined in Note 7) have further altered the current capital structure of the Company, as discussed further in Note 7, "Subsequent Events—Closing of the IPO".

        The financial data as of September 30, 2002 (successor) and for the three and nine months ended September 30, 2002 (successor) and as of September 30, 2001 (predecessor) and for the three and nine months ended September 30, 2001 (predecessor) is unaudited; however, in the opinion of the Company, the data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited condensed consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company's prospectus in the registration statement on Form S-1 filed with the SEC on November 21, 2002. All intercompany transactions have been eliminated.

        The Company is a leading provider of personal lines property and casualty insurance focused exclusively on the Massachusetts market. Its principal product line is private passenger automobile insurance, which accounted for 81.1% and 82.1% of its direct written premiums in the three and nine months ended September 30, 2002, respectively. The Company operates through its insurance company subsidiaries, Safety Insurance Company and Safety Indemnity Insurance Company. TBIA is the managing agent for Safety Insurance Company and Safety Indemnity Insurance Company.

2.    Acquisition and IPO

        Safety was incorporated on June 25, 2001, in the State of Delaware. On October 16, 2001, Safety acquired all of the issued and outstanding common stock of TBC and its property and casualty subsidiaries for $121.1 million in the Acquisition.

        As of September 30, 2002, approximately 72% of the outstanding common stock of Safety was owned by certain investors assembled by The Jordan Company, LLC, an investment firm that sponsored the Acquisition. The remaining 28% was owned by executive management. As of September 30, 2002, JZ Equity Partners plc, a London-based publicly traded investment trust, owned approximately 50% of the outstanding mandatorily redeemable preferred stock of Safety; the other 50% was owned by third parties. The preferred stock is cumulative, non-voting with a 6% dividend rate and is mandatorily redeemable on October 16, 2012 or upon a change in control.

        In connection with management's plan for the sale of its common stock in the IPO that closed on November 27, 2002, the Board of Directors of Safety (the "Board") declared a 23.24 for 1 common stock split on November 12, 2002 in the form of a stock dividend that became effective immediately after the Company filed its amended and restated certificate of incorporation prior to the offering. In accordance with the provisions of FAS 128, Earnings Per Share, all earnings per share for the successor period presented in the consolidated financial statements of the Company have been adjusted retroactively for the stock split. The Stock Appreciation Rights ("SARs") and restricted shares referred to in Note 4 have been similarly adjusted for the stock split.

        The holders of the preferred stock agreed to amend the terms of the preferred stock to cause it to automatically convert into common stock upon the closing of the IPO at the IPO price. Based upon the $12.00 per share IPO price, 1,866,665 additional common shares were issued in connection with this preferred share exchange (the "Preferred Share Exchange") upon the close of the IPO on November 27, 2002.

        See Note 7, "Subsequent Events—Closing of IPO", for further information regarding the November 27, 2002 IPO.

3.    Investment

  Debt Securities

        The gross unrealized appreciation (depreciation) of investments in debt securities as of September 30, 2002 was as follows:

	Successor
	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S Treasury securities and obligations of U.S. Government agencies(1)	$181,305	$7,212	$(19)	$188,498
Obligations of states and political subdivisions	173,019	9,604	(35)	182,588
Asset-backed securities	90,336	3,536	(917)	92,955
Corporate and other securities	88,821	4,375	(1,120)	92,076

Totals	$533,481	$24,727	$(2,091)	$556,117

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Federal National Mortgage Association (FNMA). As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations.

        The amortized cost and the estimated market value of debt securities, by maturity, at September 30, 2002 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Successor
	Amortized Cost	Fair Value
	(dollars in thousands)
Due in one year or less	$2,000	$2,000
Due after one year through five years	102,532	105,193
Due after five years through ten years	133,276	139,741
Due after ten years through twenty years	57,657	61,391
Due after twenty years	75,658	81,425
Asset-backed securities	162,358	166,367

Total	$533,481	$556,117

  Equity Securities

        The cost and fair value of equity securities as of September 30, 2002 were follows:

	Successor
	Amortized Cost	Fair Value
	(dollars in thousands)
Preferred stocks	$9,918	$10,004

        During the third quarter of 2002 there were no significant deteriorations in the credit quality of any of our holdings and we did not record any other-than-temporary impairment charges relating to our portfolio of investment securities. However, during the nine months ended September 30, 2002 there was a significant deterioration in the credit quality of two of our holdings in the telecommunications sector. Accordingly for the six months ended June 30, 2002, the Company recognized an after-tax realized loss of approximately $1.3 million for one of these securities sold in June and recorded an after-tax other-than-temporary impairment of approximately $0.7 million for the other telecommunications security. During September 2002, this other security was sold at a realized loss of approximately $0.1 million. For the nine months ended September 30, 2001, we did not record any other-than-temporary impairment charges relating to our portfolio of investment securities.

4.    Employee Benefit Plans and Stock-Based Compensation

  Stock Appreciation Rights Agreements

        Safety entered into SARs agreements with executive management on October 16, 2001. Under the terms of the agreements, Safety granted 103,488 SARs on October 16, 2001 for past and future services. The agreements designate the number of "covered shares" for each executive and other employees and established the exercise price of $6.88 per share.

        Prior to the IPO, the SARs were to vest 20% at the end of each year commencing on December 31, 2002. As of the close of the November 27, 2002 IPO, the SARs became fully vested and were automatically exercised. Soon thereafter, the participants each received a cash payment equal to the excess of the $12.00 IPO price per common share over the exercise price of $6.88 per share.

        For the nine months ended September 30, 2002, no compensation expense was recorded related to the SARs. However, upon the close of the November 27, 2002 IPO, compensation expense related to the SARs of $0.5 million was recognized as a charge to earnings in the fourth quarter of 2002 as measured by the $12.00 IPO price per share, taking into account 100% vesting of all SARs in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Awards Plans.

  Management Subscription Agreement

        On October 16, 2001, the Company entered into a management subscription agreement with certain employees. The management subscription agreement contains certain Company call and employee put options that allow the employee to put the stock owned by the employee at the time of exercise at a price based upon a formula calculation to the Company under certain circumstances outside of the Company's control and within the employee's control (e.g., employee retirement or resignation). The management subscription agreement is being accounted for as a variable plan in accordance with EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, whereby employee compensation expenses are being recorded over the period of service of the employee in accordance with FIN 28. Compensation expense related to the management subscription agreement totaled approximately $4.1 million and $0 for the nine months ended September 30, 2002 and 2001, respectively. The Company call and employee put options terminated upon the November 27, 2002 IPO, when variable plan accounting ceased and the liability accrued at the IPO date was re-classified to paid-in capital.

  Employee Stock Ownership Plan ("ESOP")

        Prior to the Acquisition, TBC had a leveraged ESOP with a 30% interest in the issued and outstanding common stock of TBC (287,700 shares). The ESOP covered substantially all the employees and was subject to the applicable provisions of ERISA. The ESOP was noncontributory on the part of participants and employer contributions were made at the discretion of the Board. In conjunction with the establishment of the ESOP, TBC obtained a loan of $36.0 million to finance the purchase of 30% of the Company's shares. The loan was collateralized by shares of TBC held by the ESOP but unallocated to ESOP participants. The ESOP was accounted for in accordance with Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. Compensation expense related to the ESOP was $0 and $4.5 million for the nine months ended September 30, 2002 and 2001, respectively. The Company filed to terminate the ESOP in conjunction with the Acquisition. During the third quarter of 2002, a favorable determination was received from the IRS for the proposed termination date of October 16, 2001.

  Supplemental Executive Stock Ownership Plan ("XSOP")

        Prior to the Acquisition, TBC also had an XSOP. The XSOP provided certain employees not eligible to fully participate in the ESOP under the applicable provisions of the Internal Revenue Code and ERISA with benefits they would have been entitled to under the provisions of the ESOP. Total compensation expense related to the XSOP during the nine months ended September 30, 2001 was a net credit of $1.1 million, comprised of a credit of $2.5 million resulting from the revaluation of the December 31, 2000 XSOP obligation at the 2001 fair value of TBC's shares and an expense of $1.4 million relating to the compensation earned by employees in the nine months ended September 30, 2001. There was no compensation expense for the nine months ended September 30, 2002 related to the XSOP. The XSOP Plan was terminated in conjunction with the Acquisition.

  Restricted Stock Plan

        On October 16, 2001, the Company implemented a Restricted Stock Plan. The Restricted Stock Plan permits the Board to grant or sell restricted shares of common stock to select employees of the Company or any of its affiliates. The purpose of the Restricted Stock Plan is to promote the Company's success and to attract and retain valuable employees. The maximum number of shares of common stock that may be granted or sold under this plan is 290,500. The Board has the authority to determine the persons to whom restricted shares are granted or sold, the times when such shares will be granted or sold, the number of shares to be granted or sold and the terms and conditions of each award, including, without limitation, those related to dividends. Such restricted share awards, except for awards granted or sold before January 1, 2002, will vest according to the terms established by the Board at the time restricted shares are granted or sold. Any awards granted before January 1, 2002, except as described below, shall not become vested until the last day of each calendar year commencing with the 2002 calendar year as set forth in the table below:

Successor
Year Ended	Percentage of total shares awarded becoming vested
December 31, 2002	0.0%
December 31, 2003	0.0%
December 31, 2004	60.0%
December 31, 2005	80.0%
December 31, 2006	100.0%

        Vesting, however, is contingent upon continuous employment. Unless otherwise determined by the Board, upon a participant's termination of employment prior to December 31, 2006, all of the participant's restricted shares not yet vested will be forfeited. The Board has the right to amend or terminate the Restricted Stock Plan at any time, subject to certain limitations, but no amendment or termination may alter the rights of a participant under any awards previously granted.

        On October 16, 2001, the Company entered into Executive Restricted Stock Award Agreements under the Restricted Stock Plan with two employees of the Company. Under these agreements, 290,500 restricted shares of common stock were sold at a cost of $0.43 per share, which approximated the fair value of the shares at the date of the sale. These restricted shares vest in full upon the earlier of the consummation of a change of control, public offering or according to the schedule contained in the Restricted Stock Plan denoted above. Accordingly, these restricted shares are included in diluted earnings per share and diluted common shares outstanding as of September 30, 2002. The restricted shares are subject to the put and call provisions of the Management Subscription Agreement, which under certain circumstances may require the Company to purchase the restricted shares at a price based upon a formula calculation. The put and call provisions expire upon an IPO or the consummation of a change of control. The restricted stock plan is being accounted for in accordance with EITF 00-23 whereby employee compensation expense is being recorded over the period of service of the employee in accordance with FIN 28. Compensation expense related to these agreements was $0.4 million and $0 for the nine months ended September 30, 2002 and 2001, respectively.

        These restricted shares vested in full and the put and call provisions applicable to them terminated on the November 27, 2002 IPO date.

Management Omnibus Incentive Plan

        On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan ("the Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options, SARs and restricted stock awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000 after adjustment for the stock dividend declared in connection with the IPO. On July 1, 2002, the Board authorized the grant of 379,000 options to purchase shares of common stock to certain employees and one nominee for director, pursuant to the Incentive Plan. These grants were effective on the IPO date at an exercise price equal to the $12.00 per share IPO price, have a ten year term and vest in five equal annual installments beginning on the first anniversary date of these grants.

5.    Loss and Loss Adjustment Expense Reserves

        The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses ("LAE"), as shown in the Company's unaudited condensed consolidated financial statements for the period indicated:

Successor
Nine Months Ended September 30, 2002
(dollars in thousands)
Reserve for losses and LAE, beginning of year	$302,556
Less reinsurance recoverable on unpaid losses and LAE	(75,179)

Net reserves for losses and LAE, beginning of year	227,377

Incurred losses and LAE, related to:
Current year	276,200
Prior year	561

Total incurred losses and LAE	276,761

Paid losses and LAE related to:
Current year	156,548
Prior year	97,156

Total paid losses and LAE	253,704

Net reserves for losses and LAE, end of period	250,434
Plus reinsurance recoverables on unpaid losses and LAE	76,174

Reserves for losses and LAE, end of period	$326,608

        At the end of the period, the reserves were re-estimated for all prior accident years and were increased by $0.6 million for the nine months ended September 30, 2002. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies from past reserve development.

        As of September 30, 2002, the Company had no material amounts recoverable from any reinsurer, excluding the residual markets described below.

        The Company is a participant in Commonwealth Automobile Reinsurers ("CAR"), a state-established body that runs the residual market reinsurance programs for automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. The Company also participates in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.

        The Company applies a consistent reserving philosophy. The reserve for losses and loss adjustment expenses represents management's best estimate of the ultimate net cost of all losses and loss adjustment expenses incurred. These estimates are based on actuarial studies, which have inherent limitations as to the accuracy of the estimates due to the fact that the ultimate liability for claims is subject to the outcome of events yet to occur. Accordingly, the amounts the Company will ultimately incur from losses and loss adjustment expenses could differ materially in the near term from the amounts recorded at September 30, 2002.

        Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has a material exposure to asbestos or environmental liabilities.

6.    Commitments and contingencies

        Various claims, generally incidental to the conduct of normal business, are pending or alleged against the Company from time to time. In the opinion of management, based in part on the advice of legal counsel, the ultimate resolution of such claims will not have a material adverse effect on the Company's consolidated financial statements. However, liabilities related to those proceedings could be established in the near term if estimates of the ultimate resolutions of those proceedings are revised.

        Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund ("Insolvency Fund"). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer. CAR also assesses its members as a result of insurer insolvencies. Because CAR is not able to recover an insolvent company's share of the net CAR losses from the Insolvency Fund, CAR must increase each of its member's share of the deficit in order to compensate for the insolvent carrier's inability to pay its deficit assessment. It is anticipated that there will be additional assessments from time to time relating to various insolvencies. On October 28, 2002, the Company received notice of assessments from the Insolvency Fund related to prior year losses amounting to $2.1 million, which it expensed for the nine months ended September 30, 2002.

7.    Subsequent Events

  Affirmation of A.M. Best Rating

        On November 19, 2002, the Company received notification from A.M. Best affirming its existing "A (Excellent)" rating.

  Closing of IPO

        The Company sold 6,333,334 shares of its common stock at $12.00 per share in its IPO that closed on November 27, 2002. Net proceeds of approximately $72.7 million were received on that date from the IPO and a direct sale of 350,000 additional shares of common stock (the "Direct Sale") after deducting estimated underwriting discounts and estimated offering expenses, as well as $30.0 million borrowings under our new credit facility. These net proceeds and borrowings were used to repay principal, interest and dividends on the outstanding debt. The Company also received net proceeds of approximately $10.0 million on December 5, 2002 when the underwriters exercised their over-allotment option in full.

        As of September 30, 2002 the Company had 5,809,992 common shares outstanding. This amount increased to 14,359,991 at the close of the IPO on November 27, 2002 due to the addition of the new 6,333,334 common shares sold at IPO, the 350,000 common shares sold as part of the Direct Sale, and the 1,866,665 common shares issued in the preferred share exchange. As of December 5, 2002, the Company had 15,259,991 common shares outstanding due to the underwriters purchase of an additional 900,000 common shares pursuant to their over-allotment option exercise on that same date. For further discussion of the transactions the Company consummated in connection with the IPO, see "The Preferred Share Exchange" and "The Direct Sale" in our prospectus in the registration statement on Form S-1 filed with the SEC on November 21, 2002.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and notes thereto, which appear elsewhere in this document, as well with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our prospectus filed with the U.S. Securities and Exchange Commission ("SEC") on November 21, 2002.

        The following discussion contains forward-looking statements. We intend statements which are not historical in nature to be, and are hereby identified as "forward-looking statements" to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, the media and others. This safe harbor requires that we specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of us. We cannot promise that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from and worse than our expectations. See "Forward-Looking Statements" on page 23 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

General

  Overview

        In this discussion, "Safety" refers to Safety Insurance Group, Inc. and "our Company," "we," "us" and "our" refer to Safety Insurance Group, Inc. and its consolidated subsidiaries. The subsidiaries consist of Safety Insurance Company, Thomas Black Corporation ("TBC"), Safety Indemnity Insurance Company, Thomas Black Insurance Agency, Inc. ("TBIA") and RBS, Inc., TBIA's holding company.

        As discussed below under "The Acquisition", Safety acquired (the "Acquisition") all of the issued and outstanding stock of TBC on October 16, 2001. As a result of the Acquisition, the capital structure and basis of accounting of our Company differ from those of TBC prior to the Acquisition. Therefore, the financial data with respect to periods prior to the Acquisition ("predecessor" period) may not be comparable to data for periods subsequent to the Acquisition ("successor" period). In addition, the recent November 27, 2002 initial public offering ("IPO"), the use of those IPO net proceeds, the Preferred Share Exchange and the Direct Sale have further altered the current capital structure of our Company.

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 83.1% of our direct written premiums in 2001), we offer a portfolio of insurance products, including commercial automobile (9.0% of 2001 direct written premiums), homeowners (6.8% of 2001 direct written premiums), dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance Company, or Safety Insurance, and Safety Indemnity Insurance Company, we have established strong relationships with approximately 500 independent insurance agents in approximately 600 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger carrier in Massachusetts, capturing an approximately 10.4% share of the Massachusetts private passenger automobile market in 2001 based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer's number of car-years, a measure we refer to in this discussion as automobile exposures.

  The IPO

        In connection with management's plan for the sale of its common stock in the initial public offering ("IPO") that closed on November 27, 2002, the Board of Directors of Safety (the "Board") declared a 23.24 for 1 common stock split on November 12, 2002 in the form of a stock dividend that became effective immediately after the Company filed its amended and restated certificate of incorporation prior to the offering. In accordance with the provisions of FAS 128, Earnings Per Share, all earnings per share for the successor period presented in the consolidated financial statements of the Company have been adjusted retroactively for the stock split. The Stock Appreciation Rights ("SARs") and restricted shares referred to in Note 4 to our financial statements included in this Form 10-Q have been similarly adjusted for the stock split.

        The holders of the preferred stock agreed to amend the terms of the preferred stock to cause it to automatically convert into common stock upon the closing of the IPO at the IPO price. Based upon the $12.00 per share IPO price, 1,866,665 additional common shares were issued in connection with the preferred share exchange upon the close of the IPO on November 27, 2002.

        On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan ("the Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options, SARs and restricted stock awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000 after adjustment for the stock dividend declared in connection with the IPO. On July 1, 2002, the Board authorized the grant of 379,000 options to purchase shares of common stock to certain employees and one nominee for director, pursuant to the Incentive Plan. These grants were effective on the IPO date at an exercise price equal to the $12.00 per share IPO price, have a ten year term and vest in five equal annual installments beginning on the first anniversary date of these grants.

        See Note 7 to the unaudited financial statements "Subsequent Events—Closing of IPO" for further information.

  The Acquisition

        On October 16, 2001, Safety acquired TBC, the holding company for our insurance and other subsidiaries, from a group of stockholders consisting primarily of TBC's founder and members of his immediate family. We accounted for the Acquisition using the purchase method of accounting, in accordance with the treatment of a business combination under Statement of Financial Accounting Standards No. 141, Business Combinations. Under purchase accounting: (i) we recorded the assets and liabilities of TBC at their estimated fair value at the date of Acquisition; (ii) we used the excess of acquired net assets over the purchase price to reduce the estimated fair values of all non-current, non-financial assets, principally equipment and leasehold improvements; and (iii) we recorded the remaining $117.5 million excess of the estimated fair value of net assets over purchase price as an extraordinary gain in the consolidated statement of operations for the period October 16, 2001 through December 31, 2001 in accordance with SFAS No. 141.

        The fair value of our reserves for losses and loss adjustment expenses and related reinsurance recoverables was estimated based on the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables, and included a profit and risk margin. In determining the fair value estimate, management adjusted our historical GAAP undiscounted net loss reserves to present value assuming a 4.0% discount rate, which approximated the U.S. Treasury rate on the date of the Acquisition. The discounting pattern was actuarially developed from our historical loss data. A profit and risk margin of 6.0% was applied to the discounted loss reserves, to reflect management's estimate of the cost we would incur to reinsure the full amount of our net loss and loss adjustment expense reserves with a third party reinsurer. This margin was based upon management's assessment of the uncertainty inherent in the net loss reserves and their knowledge of the reinsurance marketplace.

        Management determined that there was no material difference between the historical carrying basis of the reserves for losses and loss adjustment expenses and related reinsurance recoverables at the date of Acquisition and their fair value.

        As noted above, as part of the application of purchase accounting, equipment and leasehold improvements with a net book value of $3.3 million at October 16, 2001 were reduced to zero. In addition, the cost of all investment securities held was increased by an aggregate of $12.7 million to adjust to fair market value the cost basis of the investment securities. As a result, the amortization and accretion of bond discount and premium and the realized and unrealized gain/loss on investment securities for the successor period are different from what they would have been on an historical accounting basis. The effect of this increase in the cost basis of our investment securities will be amortized over the period we hold the respective securities. In the event that we sell any of these securities prior to maturity, the remaining amount of the premium or discount will be recognized on the date of sale.

        In connection with the Acquisition, we incurred approximately $9.5 million and $406,000 of transaction-related expenses for the years ended December 31, 2001 and December 31, 2000, respectively. These expenses incurred are non-recurring in nature and are required to be expensed under GAAP.

  Adjusted After-Tax Operating Income

        In managing our business, one measure we use to evaluate our performance is our adjusted after-tax operating income. In calculating these amounts, we exclude realized investment gains and certain other items that we do not believe reflect overall operating trends. The size and timing of realized investment gains are often subject to management's discretion. The other excluded items are related to costs incurred as a result of our prior ownership structure and certain expenses in the successor period, which will no longer be incurred after the date of our IPO. While some of these items may be significant components of our GAAP net income, we believe that adjusted operating income is an appropriate measure that is more reflective of the net income attributable to the ongoing operations of the business.

        Items are excluded from adjusted after-tax operating income based on management's judgment after a thorough review of our results of operations for the relevant period. Because discretion is exercised in compiling these amounts, adjusted operating income is an imperfect measure of operating trends, and inconsistencies may exist in the adjustments made by management. After-tax adjusted operating income is not a substitute for net income determined in accordance with GAAP, and investors should not place undue reliance on this analysis. Our adjusted after-tax operating income may be different from similarly titled measures of other companies. The following are the adjustments we made to GAAP net income to arrive at adjusted after-tax operating income.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Adjusted after-tax operating income available to common stockholders	$3,592	$5,244	$12,250	$12,706

Adjustments
Net realized gains (losses) on sales of investments	923	(114)	(629)	(498)
Employee stock ownership Plan/supplemental executive stock ownership plan compensation expenses(1)	—	(705)	—	(2,098)
Chairman salary and bonus(2)	—	(325)	—	(1,300)
Transaction expense(3)	—	(741)	—	(850)
Interest expense(1)	—	(96)	—	(347)
TJC management fees(4)	(163)	—	(536)	—
Put and call options on shares Held by management(5)	(968)	—	(2,904)	—

Total after-tax adjustments	(208)	(1,981)	(4,069)	(5,093)

GAAP reported:
Net income available to common stockholders	$3,384	$3,263	$8,181	$7,613

(1)
Represents interest and other expenses related to the elimination of employee stock ownership plan and supplemental executive stock ownership plan compensation expenses incurred during the predecessor period. We established these plans in 1995 under our prior majority owner. These plans represented a much larger retirement benefit than was provided prior to their implementation or that has been provided under our 401(k) plan since January 1, 2002. We do not believe that expenses of a comparable magnitude will be needed to attract and motivate our employees in the future. Accordingly, management believes that this adjustment is appropriate. We estimate that our 401(k) expense will be approximately $600,000 in 2002. Further, interest expense related to outstanding debt from the Acqusition of $1,250 and $3,949 after-tax for the three and nine months ended September 30, 2002, respectively, has not been added back to GAAP net income available to common stockholders in determining adjusted after-tax operating income available to common stockholders

(2)
Represents salary and bonus paid to our former owner. Management believes that this adjustment is appropriate because of the limited role our former owner played in our operations, and the fact that he did not participate in day-to-day decisions following late 1998 and the appointment of David Brussard as our President and Chief Executive Officer in January 1999. In addition, no comparable expense has been incurred since the Acquisition, and no need to hire an additional person to fill this function is foreseen.

(3)
Represents transaction expenses incurred in connection with the Acquisition.

(4)
Represents TJC Management fee expense. These fees are related to services that will no longer be provided after the IPO. We have agreed to terminate this aspect of our management consulting agreement with TJC Management for several reasons, including the ability of our current management to perform the equivalent functions following the IPO. We do not expect to hire additional employees or retain a new consultant on an annual or other periodic fee basis to perform these services following the IPO. We will still be required to pay fees to TJC Management in connection with consulting services they render on certain purchase, sale and financing transactions.

(5)
Represents elimination of compensation expenses related to put and call options on shares held by management. These options terminated upon completion of the IPO.

  Massachusetts Automobile Insurance Market

        We are a participant in Commonwealth Automobile Reinsurers ("CAR"), a state-established body that runs the residual market reinsurance programs for private passenger automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.

        As of September 30, 2002, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

        We are subject to the extensive regulation of the private passenger automobile insurance industry in Massachusetts, which represented 83.1% of our direct written premiums in 2001. Owners of registered automobiles are required to maintain minimum automobile insurance coverages. Generally, we are required by law to issue a policy to any applicant who seeks it. We are also required to participate in a state-mandated reinsurance program run by CAR to which we cede certain unprofitable risks and from which we are allocated a portion of the overall losses. This program operates at an underwriting deficit. This deficit is allocated among every Massachusetts automobile insurance company, including us, based on a complex formula that takes into consideration a company's voluntary market share, the rate at which it cedes business to CAR, and the company's utilization of a credit system CAR has designed to encourage carriers to reduce their use of CAR. In addition, based on our market share, we are assigned certain agents by CAR that have been unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs.

        Proposals to change certain of CAR's rules are under consideration. In a letter to the Massachusetts Insurance Commissioner (the "Commissioner") dated June 25, 2002, the Massachusetts Attorney General reported that his office has determined that CAR's current methodology for assigning ERPs and distributing the CAR deficit is not fair and equitable. The Attorney General's letter describes several factors that he believes support his findings and which he believes should be corrected in order to comply with Massachusetts law governing CAR. The Attorney General's letter calls on the Commissioner to work with him to address these issues. The letter has engendered discussion and dialogue among various parties that could result in material changes to CAR's rules. It is uncertain whether and to what extent the issues raised by the Attorney General will be addressed by CAR. We cannot be certain whether any changes, if adopted by CAR, would affect our profitability.

        Each year, the Commissioner sets maximum premium rates that may be charged and minimum commissions that may be paid to agents for personal automobile insurance.

        The Commissioner approved no change in personal automobile premiums for 2002, as compared to an average rate decrease of 8.3% in 2001. During the period from 1995 through 2002 average rates decreased in five out of eight of those years. Coinciding with the 2002 rate decision, the Commissioner also approved a decrease in the commission rate agents receive for selling private passenger automobile insurance, as a percentage of premiums, from 12.3% in 2001 to 11.7% in 2002.

        Although average maximum personal automobile premium rates decreased 8.3% in 2001, our average rate per automobile exposure remained unchanged. This was primarily the result of decreases in the Safe Driver Insurance Plan discounts we offered for Step 9 and Step 10 drivers, which are the two best driver Safe Driver Insurance Plan classifications under the classification system developed by the Commissioner. In addition, we reduced our affinity group discounts from a range of 5-10% to 3-5%. Further, beginning in late 2000, we began a new rate pursuit initiative that validated insured rating classifications and discount eligibility, and which we believe contributed to our average premiums received per automobile exposure. Our ability to maintain our average premium per automobile exposure in 2001 was also due in part to purchases of new automobiles by our insureds. Although state-mandated average maximum private passenger automobile insurance rates did not increase in 2002, our average premium per automobile exposure in the nine months ended September 30, 2002 increased from the nine months ended September 30, 2001 by approximately 5.5%. This increase was primarily the result of our elimination of Safe Driver Insurance Plan discounts, reduced affinity group discounts and purchases of new automobiles by our insureds. The table below shows average Massachusetts-mandated personal automobile premium rate changes and changes in our average premium per automobile exposure from 1991-2002.

Year	Massachusetts Private Passenger Rate Decisions State Mandated Average Rate Change(1)	Safety Change in Average Premium per Automobile Exposure
2002	0.0%	5.5%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%
1997	(6.2)%	(5.1)%
1996	(4.5)%	(7.7)%
1995	(6.1)%	(3.6)%
1994	2.9%	1.0%
1993	5.7%	5.3%
1992	8.0%	4.9%
1991	6.9%	5.7%

(1)
Source: Division of Insurance rate decisions for 1991 - 2002.

        The Commissioner set the average annual rate for 2003 after a hearing in which the Automobile Insurers Bureau, the Attorney General, and the State Rating Bureau (which is a department within the Massachusetts Division of Insurance) are parties. On August 16, 2002, the Automobile Insurers Bureau proposed an average 7.0% rate increase for 2003. The Attorney General had recommended a decrease of 5.7%, and the State Rating Bureau had proposed an increase of slightly less than 2.0%. The Commissioner announced on December 13, 2002, a 2.7% statewide average rate increase for 2003.

  Insurance Ratios

        The property and casualty insurance industry uses the combined ratio as a measure of underwriting profitability. On a statutory accounting basis, the combined ratio is the sum of the loss ratio (losses and loss adjustment expenses incurred as a percent of net earned premiums) plus the expense ratio (underwriting expenses, which include acquisition costs, as a percent of net written premiums). The combined ratio reflects only underwriting results, and does not include income from investments or finance and other service income. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions and other factors.

        Our statutory insurance ratios for the three and nine months ended September 30, 2002 and 2001, respectively, are outlined in the following table:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001(2)
Loss Ratio	78.2%	80.4%	76.8%	79.6%
Expense Ratio(1)	25.7	26.1	24.5	25.7

Combined Ratio(1)	103.9%	106.5%	101.3%	105.3%

(1)
The above statutory expense and combined ratios for 2001 include certain expenses that management believes are not indicative of ongoing statutory underwriting performance, as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—General—Adjusted After-Tax Operating Income." These expenses consist of compensation and interest expenses related to our employee stock ownership plan and our supplemental executive stock ownership plan which were terminated effective with the Acquisition and compensation expense related to the former majority owner whom we no longer employ. If these costs were excluded from our expense ratios, our adjusted expense and combined ratios, respectively, would have been 24.3% and 104.7% for the third quarter of 2001 and 24.1% and 103.7% for the nine months ended September 30, 2001.

(2)
The ratios shown for the nine months ended September 30, 2001 have also been adjusted from amounts previously reported to present our business assumed from CAR on a gross basis. Each insurer writing private passenger automobile insurance in Massachusetts must assume a share of premiums, losses, loss adjustment expenses and underwriting expenses from a state-mandated reinsurance pool run by CAR. Prior to 2001, we recorded our share of premiums assumed from this pool and the related losses, loss adjustment expenses and underwriting expenses by netting these items and reflecting the resulting net loss in losses and loss adjustment expenses.

  Effects of Inflation

        We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

  Changes in Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With respect to deferred credits (i.e. negative goodwill), SFAS No. 141 calls for the recognition of all existing deferred credits arising from business combinations for which the Acquisition date was after June 30, 2001 to be recognized through the income statement as an extraordinary gain. Effective with the Acquisition, we adopted SFAS No. 141 and accounted for the Acquisition under the purchase method. We recognized the resultant deferred credit of $117.5 million through earnings as an extraordinary gain in the successor period of 2001.

Critical Accounting Policies

        Loss and Loss Adjustment Expense Reserves.    Significant periods of time can elapse between the occurrence of an insured loss, the reporting to us of that loss and our final payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. Our reserves represent estimates of amounts needed to pay reported and unreported losses and the expenses of investigating and paying those losses, or loss adjustment expenses. Every quarter, we review our previously established reserves and adjust them, if necessary.

        When a claim is reported, claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss.

The estimate reflects informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of the claims person. During the loss adjustment period, these estimates are revised as deemed necessary by our claims department based on subsequent developments and periodic reviews of the cases.

        In accordance with industry practice, we also maintain reserves for estimated losses incurred but not yet reported. Incurred but not yet reported reserves are determined in accordance with commonly accepted actuarial reserving techniques on the basis of our historical information and experience. We review and make adjustments to incurred but not yet reported reserves quarterly.

        When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. A change in any of these factors from the assumption implicit in our estimate can cause our actual loss experience to be better or worse than our reserves, and the difference can be material. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. Establishment of appropriate reserves is an inherently uncertain process, and currently established reserves may not prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such an increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.

        The changes we have recorded in our reserves in the past three years illustrate the uncertainty of estimating reserves. In 1999, 2000 and 2001, our reserve reviews indicated that our reserves established in prior years were slightly higher than necessary, and so in those years we released $26.1 million, $27.0 million and $7.3 million, respectively, of previously established reserves for losses and loss adjustment expenses. We strengthened reserves for prior years by $0.6 million in the nine months ended September 30, 2002. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

        Other-Than-Temporary Impairments.    We use a systematic methodology to evaluate declines in market values below cost or amortized cost of our investments. This methodology ensures that we evaluate available evidence concerning any declines in a disciplined manner.

        In our determination of whether a decline in market value below amortized cost is an other-than-temporary impairment, we consider and evaluate several factors and circumstances including the issuer's overall financial condition, the issuer's credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer's securities remains below our cost and any other factors that may raise doubt about the issuer's ability to continue as a going concern.

        We record other-than-temporary impairments as a realized loss, which serves to reduce net income and earnings per share. We record temporary losses as unrealized losses, which do not impact net income and earnings per share but reduce other comprehensive net income. The risks inherent in our assessment of other-than-temporary impairments includes the risk that market factors may differ from our expectations; or the credit assessment could change in the near term, resulting in a charge to earnings.

        See Note 3 to our December 31, 2001 audited consolidated financial statements in our prospectus in the registration statement on Form S-1 filed with the SEC on November 21, 2002 for a discussion of our other significant accounting policies.

Results of Operations

        The table below shows certain of our selected financial results for the three and nine months ended September 30, 2002 and 2001, respectively.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(dollars in thousands)
Direct written premiums	$126,215	$114,748	$409,597	$374,666
Net written premiums	124,813	109,625	410,168	365,947
Net earned premiums	122,343	110,706	363,763	328,719
Investment income	6,060	7,021	19,719	21,000
Net realized gains (losses)	1,420	(175)	(968)	(766)
Finance and other service income	3,988	3,393	12,012	9,982

Total revenues	133,811	120,945	394,526	358,935

Losses and loss adjustment expenses	93,835	88,887	276,761	261,320
Underwriting, operating and related expenses	33,301	27,816	98,946	86,384
Transaction expenses	—	741	—	850
Interest expenses	1,924	147	6,075	534

Total expenses	129,060	117,591	381,782	349,088

Income before taxes	4,751	3,354	12,744	9,847
Income taxes	1,031	91	3,555	2,234

Net income before preferred dividends	$3,720	$3,263	$9,189	$7,613

  Comparison of Three and Nine Months Ended September 30, 2002 and 2001

        Direct Written Premiums.    Direct written premiums for the third quarter of 2002 increased by $11.5 million, or 10.0%, to $126.2 million from $114.7 million in the comparable 2001 period. Direct written premiums for the nine months ended September 30, 2002 increased by $34.9 million, or 9.3%, to $409.6 million from $374.7 million in the comparable 2001 period. These increases were primarily due to an approximately 5.5% increase in the average written premium per automobile exposure on our private passenger automobile business. We also increased our average rates on commercial automobile insurance by 7.2% effective January 1, 2002, and in addition we increased our average rates on homeowners insurance by 9.8% effective February 19, 2002.

        Net Written Premiums.    Net written premiums for the third quarter of 2002 increased by $15.2 million, or 13.9%, to $124.8 million from $109.6 million in the comparable 2001 period. Net written premiums for the nine months ended September 30, 2002 increased by $44.2 million, or 12.1%, to $410.1 million from $365.9 million in the comparable 2001 period. These increases were primarily due to the increase in direct written premiums, and an increase in assumed premiums from CAR.

        Net Earned Premiums.    Net earned premiums for the third quarter of 2002 increased by $11.6 million, or 10.5%, to $122.3 million from $110.7 million in the comparable 2001 period. Net earned premiums for the nine months ended September 30, 2002 increased by $35.0 million, or 10.7%, to $363.7 million from $328.7 million in the comparable 2002 period. These increases were primarily due to an approximately 4.6% increase in automobile exposures for which we earned premiums in our private passenger automobile business, an increase in assumed premiums from CAR, and the increased rates on our private passenger automobile, commercial automobile and homeowners lines.

        Investment Income.    Investment income for the third quarter of 2002 decreased by $0.9 million, or 12.9%, to $6.1 million from $7.0 million for the comparable 2001 period. Investment income for the nine months ended September 30, 2002 decreased by $1.3 million, or 6.1%, to $19.7 million from $21.0 million for the comparable 2001 period. An increase of $42.6 million or 8.2% in average invested assets to $562.4 million for the nine months ended September 30, 2002 from $519.8 million for the comparable 2001 period was more than offset by a decrease in annualized net effective yield on our investment portfolio from 5.39% to 4.68% during the same period due to declining interest rates on our investment portfolio.

        Net Realized Gains (Losses).    Net realized investment gains (losses) for the third quarters of 2002 and 2001 were $1.4 million and $(0.2) million, respectively. Net realized investment gains (losses) for the nine months ended September 30, 2002 and 2001 were $(1.0) million and $(0.8) million, respectively.

        The gross unrealized appreciation (depreciation) of investments in debt securities as of September 30, 2002, was as follows:

	Successor
	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
U.S Treasury securities and obligations of U.S. Government agencies(1)	$181,305	$7,212	$(19)	$188,498
Obligations of states and political subdivisions	173,019	9,604	(35)	182,588
Asset-backed securities	90,336	3,536	(917)	92,955
Corporate and other securities	88,821	4,375	(1,120)	92,076

Totals	$533,481	$24,727	$(2,091)	$556,117

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Federal National Mortgage Association (FNMA). As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations.

        As of September 30, 2002, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate debt securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody's Investors Services, Inc. of Baa or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2). In addition, all fixed maturity securities we held were publicly traded.

        In connection with the purchase price allocation adjustments recorded effective with the Acquisition, we increased our net cost basis in investment securities held by an aggregate of approximately $12.7 million to their fair market values as of October 16, 2001. Accordingly, none of our gross unrealized losses of $2.1 million as of September 30, 2002 has existed for longer than six months and at a value of less than 80% of cost. As of December 31, 2001, we had gross unrealized losses of $7.9 million, of which approximately $7.3 million related to fixed maturity obligations of the U.S. government, states, and government agency asset-backed securities. The remaining $0.6 million of gross unrealized losses at that date related to holdings of investment grade corporate debt securities in a variety of industries and sectors, including banking, retail, finance, consumer product, telecommunications, entertainment, utilities and aerospace.

        The unrealized losses recorded on the fixed maturity investment portfolio at September 30, 2002 resulted primarily from increases in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

        Of the approximately $2.1 million gross unrealized losses as of September 30, 2002, approximately $0.1 million relates to fixed maturity obligations of states and political subdivisions, and U.S. government agency asset-backed securities (i.e., Government National Mortgage Association, Federal Home Loan Mortgage Corporation). The remaining $2.0 million of gross unrealized losses relates to holdings of investment grade corporate debt securities in a variety of industries and sectors, including banking, finance, telecommunications, entertainment and utilities.

        Gross unrealized losses for the nine months ended September 30, 2002 decreased from $7.9 million at December 31, 2001 to $2.1 million at September 30, 2002. During the third quarter of 2002 there were no significant deteriorations in the credit quality of any of our holdings and we did not record any other-than-temporary impairment charges relating to our portfolio of investment securities. However, during the nine months ended September 30, 2002 there was a significant deterioration in the credit quality of two of our holdings in the telecommunications sector. Accordingly for the six months ended June 30, 2002, the Company recognized an after-tax realized loss of approximately $1.3 million for one of these securities sold in June and recorded an after-tax other-than-temporary impairment of approximately $0.7 million for the other telecommunications security. During September 2002, this other security was sold at a realized loss of approximately $0.1 million. For the nine months ended September 30, 2001, we did not record any other-than-temporary impairment charges relating to our portfolio of investment securities.

        Finance and Other Service Income.    Finance and other service income includes revenues from premium installment charges, which we recognize when assessed, and other miscellaneous income and fees. Finance and service fee income for the third quarter of 2002 increased by $0.6 million, or 17.6%, to $4.0 million from $3.4 million for the comparable 2001 period. Finance and service fee income for the nine months ended September 30, 2002 increased by $2.0 million, or 20.0%, to $12.0 million from $10.0 million for the comparable 2001 period. These increases were primarily due to a $1.4 million increase in premium installment billing fees due to growth in the number of policies and the fee charged per policy, as well as $0.5 million increase in miscellaneous income from CAR.

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for the third quarter of 2002 increased $4.9 million, or 5.5%, to $93.8 million from $88.9 million for the comparable 2001 period. As a percentage of premiums earned, losses and loss adjustment expenses incurred for the third quarter of 2002 was 76.7% compared to 80.3% for the comparable 2001 period. Losses and loss adjustment expenses incurred for the nine months ended September 30, 2002 increased $15.5 million, or 5.9%, to $276.8 million from $261.3 million for the comparable 2001 period. As a percentage of premiums earned, losses and loss adjustment expenses incurred during the nine months ended September 30, 2002 was 76.1% compared to 79.5% for the comparable 2001 period. The ratio of net incurred losses, excluding loss adjustment expenses, to premiums earned for the third quarter of 2002 was 67.7% compared to 65.6% for the comparable 2001 period. The same ratio during the nine months ended September 30, 2002 was 67.7% compared to 66.8% for the comparable 2001 period. We experienced higher assumed residual market losses during the nine months ended September 30, 2002 than for the same 2001 period, which is the result of our increased share of 2002 CAR losses, a higher CAR loss ratio and strengthening of prior year CAR reserves.

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expenses for the third quarter of 2002 increased by $5.5 million, or 19.7%, to $33.3 million from $27.8 million for the comparable 2001 period. As a percentage of net written premiums, our underwriting expense ratio for the third quarter of 2002 was 26.7% compared to 25.4% for the comparable 2001 period. Underwriting, operating and related expenses for the nine months ended September 30, 2002 increased by $12.6 million, or 14.5%, to $99.0 million from $86.4 million for the comparable 2001 period. As a percentage of net written premiums, our underwriting expense ratio for the nine months ended September 30, 2002 was 24.1% compared to 23.6% for the comparable 2001 period. Underwriting, operating and related expenses for the nine months ended September 30, 2002 included $0.8 million of TJC Management fee expense and $4.5 million in compensation expenses related to put and call options on shares held by management, while the comparable 2001 period included $3.4 million of expense incurred under the employee stock ownership plan and the supplemental executive stock ownership plan, both of which were terminated as of the Acquisition, and $2.0 million in compensation paid to our former majority owner.

        Transaction Expenses.    Transaction expenses for the third quarter of 2002 decreased to $0 from $0.7 million for the comparable 2001 period. Transaction expense for the nine months ended September 30, 2002 decreased to $0 from $0.9 million for the comparable 2001 period. The transaction expenses for the nine months ended September 30, 2001 represent legal costs incurred by the seller and paid by us in connection with the Acquisition. These costs were non-recurring in nature and did not result from ongoing insurance operations. Stock issuance costs related to the IPO of $2.2 million have been deferred and reflected in other assets as of September 30, 2002. This asset has been written down and charged to paid-in capital upon the closing of the IPO on November 27, 2002.

        Interest Expense.    Interest expenses for the third quarter of 2002 increased to $1.9 million from $0.1 million for the comparable 2001 period. Interest expense for the nine months ended September 30, 2002 increased to $6.1 million from $0.5 million for the comparable 2001 period. The increase was due to indebtedness incurred in connection with the Acquisition, offset by the elimination in the nine months ended September 30, 2002 of interest expense related to the terminated employee stock ownership plan.

        Income Taxes.    Our effective tax rate on net income before preferred dividends was 27.9% and 22.7% for the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, the effective rate was lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income. For the nine months ended September 30, 2001, the effective tax rate was lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income, offset by non-deductible employee stock ownership plan and certain Acquisition related transaction expenses.

        Net Income Before Preferred Dividends.    Net income before preferred dividends for the third quarter of 2002 increased $0.4 million, or 12.1%, to $3.7 million from $3.3 million for the comparable 2001 period. Net income before preferred dividends for nine months ended September 30, 2002 increased $1.6 million, or 20.7%, to $9.2 million from $7.6 million for the comparable 2001 period. These increases were a result of the factors previously discussed above.

Liquidity and Capital Resources

        As a holding company, Safety's assets consist primarily of the stock of our Company's direct and indirect subsidiaries. Our Company's principal source of funds to meet our obligations and pay dividends to stockholders, therefore, are dividends and other permitted payments from our subsidiaries, principally our indirect subsidiary, Safety Insurance. Our Company's direct subsidiary, TBC, directly owns Safety Insurance. TBC is the borrower under both our old and new credit facilities. As a holding company, its principal source of cash to pay amounts owed under the credit facility and its other obligations and dividends to us are dividends and other permitted payments from Safety Insurance.

        Our Company's sources of funds primarily include premiums received, investment income and proceeds from sales and redemptions of investments. Our principal uses of cash are the payment of claims, operating expenses and taxes, the purchase of investments and payment of dividends to TBC.

        For the nine months ended September 30, 2002 and 2001, our consolidated cash flow provided by operations was $44.2 million and $29.5 million, respectively. This $14.7 million increase was primarily a result of cash flow from growth in written premium.

        For the nine months ended September 30, 2002 and 2001, our consolidated cash flow used for investing activities was $24.2 million and $33.6 million, respectively. The $9.4 million decrease was primarily attributable to net bond investments.

        Financing activities have also been a source of liquidity for us. We obtained cash to pay for the Acquisition and related expenses principally from borrowings under our old and new credit facilities and the issuance of our notes and preferred stock, each of which are described below. We also received cash for the Acquisition from issuing our common stock.

        Old Credit Facility.    In connection with the Acquisition, TBC borrowed a total of $69.5 million under our old credit facility. Fleet National Bank was the arranger under this facility, which consisted of a $55.0 million term loan and a $20.0 million revolving credit facility. We borrowed the entire amount of the term loan and $14.5 million under the revolving credit facility to fund the Acquisition and had paid down $3.0 million on the term loan prior to closing our IPO. Loans under the old credit facility accrued interest at our option at either (i) the LIBOR rate plus an applicable margin or (ii) the higher of Fleet National Bank's prime rate or 1/2% above the federal funds rate, in either case plus an applicable margin. The applicable margin for any period was based on the ratio of our consolidated debt to the combined statutory surplus of our insurance subsidiaries. The term loan was repayable in 24 increasing quarterly payments, the first three of which were due, and were paid, on April 1, July 1 and September 30, 2002, respectively. The revolving credit facility was repayable in full at maturity. We secured our obligations under our old credit facility with our assets, the assets of our non-insurance subsidiaries and the capital stock of all our subsidiaries (except Safety Indemnity Insurance Company). The old credit facility contained covenants including requirements to maintain certain financial and operating ratios as well as restrictions on incurring debt or liens, paying dividends and other restricted payments and other matters. The interest rate under our old credit facility was 5.0% at the closing of the IPO. We used proceeds from our November 27, 2002 IPO, the Direct Sale and the New Credit Facility to repay our borrowings under our old credit facility on that date.

        New Credit Facility.    Concurrent with the closing of our IPO on November 27, 2002 and repayment of the above old credit facility, TBC obtained a new $30.0 million revolving credit facility. Fleet National Bank is the lender under this new credit facility. TBC borrowed the entire $30.0 million under this new credit facility at the closing of the IPO on November 27, 2002 and paid down the balance to approximately $20.0 million on December 5, 2002 with the $10.0 million net proceeds from the exercise of the underwriter's over-allotment option for 900,000 shares of our common stock. Loans under the new credit facility bear interest at our option at either (i) the LIBOR rate plus 1.50% per annum or (ii) the higher of Fleet National Bank's prime rate or 1/2% above the federal funds rate plus 1.50% per annum. The new credit facility is due and payable at maturity on November 26, 2005, which is three years from the closing of the IPO. Interest only is payable prior to maturity. The obligations of TBC under the new credit facility are secured by pledges of the assets of TBC and the capital stock of TBC's operating subsidiaries. The new credit facility is guaranteed by the non-insurance company subsidiaries of TBC. The new credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters.

        Senior Subordinated Notes.    Safety issued $30.0 million in 13.0% senior subordinated notes to obtain funds for the Acquisition. Interest on these notes was payable semiannually on each April 30 and October 31. The senior subordinated notes would have matured December 31, 2011. The notes could be redeemed at our option prior to maturity with no redemption premium or penalty. The notes also contained specified financial and operating covenants. We used proceeds from the November 27, 2002 IPO, the Direct Sale and the New Credit Facility to repay these notes along with approximately $0.3 million of unpaid accrued interest on that date.

        Senior Redeemable Preferred Stock.    Safety issued $22.4 million of its senior redeemable cumulative preferred stock in connection with the Acquisition. This preferred stock is entitled to cumulative dividends at a rate of 6% per year, a liquidation preference of $22.4 million and must be redeemed on the earlier of October 16, 2012 or the date of a change in control of our Company.

        When we completed the Preferred Share Exchange at the closing of the IPO on November 27, 2002, all of our outstanding preferred stock was converted into shares of our common stock, valued at the IPO price. We also negotiated the terms of the Preferred Share Exchange with the holders of the preferred stock on that date. Based on the IPO price of $12.00 per share, we issued an aggregate of

1,866,665 shares of common stock in the Preferred Share Exchange. We used proceeds from the November 27, 2002 IPO, The Direct Sale and the New Credit Facility to pay accrued dividends of approximately $1.5 million on the preferred shares on that date.

        As mentioned above, we used the proceeds from our November 27, 2002 IPO, the Direct Sale and our new credit facility to repay in full all outstanding principal and interest on our old credit facility, our senior subordinated notes and all outstanding dividends on our preferred share exchange on that date.

        The insurance holding company laws of Massachusetts regulate the distribution of dividends and other payments by our insurance subsidiaries. Our insurance company subsidiaries may not declare an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's surplus as of the preceding December 31, or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2001, the statutory surplus of Safety Insurance was $220.1 million, and its statutory net income for 2001 was $9.6 million. During 2002, Safety Insurance paid dividends to TBC in cash of $11.9 million. The maximum amount of dividends that can be paid in 2002 is $22.0 million.

        The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

        We currently intend to pay, starting in 2003, an annual dividend on our common stock of $0.28 per share, or $4.3 million in aggregate, based on 15,259,991 shares outstanding which includes the shares outstanding at the close of our IPO on November 27, 2002 as well as the December 5, 2002 exercise of the underwriter's over-allotment option.

        Management believes that the current level of cash flow from operations provides us with sufficient liquidity to meet our operating needs over the next 12 months. We expect to be able to continue to meet our operating needs after the next 12 months from internally generated funds. Since our ability to meet our obligations in the long term (beyond such 12-month period) is dependent upon such factors as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs. We expect that we would need to borrow or issue capital stock if we needed additional funds, for example, to pay for an acquisition or a significant expansion of our operations. There can be no assurance that sufficient funds for any of the foregoing purposes would be available to us at such time.

Forward-Looking Statements

        Forward-looking statements might include one or more of the following:

  •
  Projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

  •
  Descriptions of plans or objectives of management for future operations, products or services;

  •
  Forecasts of future economic performance, liquidity, need for funding and income; and

  •
  Descriptions of assumptions underlying or relating to any of the foregoing.

        Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "aim," "projects," or words of similar meaning and expressions that indicate future events and trends, or future or conditional verbs such as "will," "would," "should," "could," or "may". All statements that address expectations or projections about the future, including statements about the Company's strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

        Forward-looking statements give the Company's expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors—many of which are beyond the Company's control—that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements depending on a variety of factors, including but not limited to the competitive nature of the Company's industry and the possible adverse effects of such competition, conditions for business operations and restrictive regulations in Massachusetts, claims related to severe weather, the Company's possible need for and availability of additional financing, and the Company's dependence on strategic relationships, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC. Refer to those set forth under the caption "Risk Factors" in our prospectus in the registration statement on Form S-1 filed with the SEC on November 21, 2002.

        Some other factors, such as market, operational, liquidity, interest rate, equity and other risks, are described elsewhere in this Quarterly Report on Form 10-Q. Factors relating to the regulation and supervision of our Company are also described or incorporated in our Company's prospectus in the registration statement on Form S-1 filed with the SEC on November 21, 2002. There are other factors besides those described or incorporated in this report or in the Form S-1 that could cause actual conditions, events or results to differ from those in the forward-looking statements.

        Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We do not undertake any obligation to update publicly or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Item 3.

Quantitative and Qualitative Information about Market Risk

        Market Risk.    Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to market risk through our investment activities and our financing activities. Our primary market risk exposure is to changes in interest rates. We use both fixed and variable rate debt as sources of financing. We have not entered, and do not plan to enter, into any derivative financial instruments for trading or speculative purposes.

        Interest Rate Risk.    Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate changes primarily results from our significant holdings of fixed rate investments and from our financing activities. Our fixed maturity investments include U.S. and foreign government bonds, securities issued by government agencies, obligations of state and local governments and governmental authorities, corporate bonds and asset-backed securities, most of which are exposed to changes in prevailing interest rates.

        We manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and Board and consultation with third-party financial advisors. As a general matter, we do not attempt to match the durations of our assets with the durations of our liabilities, and the majority of our liabilities are "short tail." Our goal is to maximize the total return on all of our investments. An important strategy that we employ to achieve this goal is to try to hold enough in cash and short-term investments in order to avoid liquidating longer-term investments to pay claims.

        The tables below show the interest rate sensitivity of our fixed income financial instruments measured in terms of fair value (which is equal to the carrying value for all our securities) as of September 30, 2002.

	Successor
	As of September 30, 2002 Fair Value (dollars in thousands)
	-100 Basis Point Change	As Of 9/30/2002	+100 Basis Point Change
Bonds and preferred stocks	$598,021	$566,121	$537,256
Cash and cash equivalents	29,342	29,342	29,342

Total	$627,363	$595,463	$566,598

        An important market risk for all of our outstanding long-term debt is interest rate risk at the time of refinancing. Although we repaid all the outstanding principal, interest and dividend balances of long-term debt at the closing of our IPO on November 27, 2002, we also entered into a new credit facility with Fleet National Bank as arranger at that same time. We also received net proceeds of $10.0 million on December 5, 2002 from the exercise of the underwriters' 900,000 share over-allotment option. We will continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. Although at December 5, 2002 we have approximately $20.0 million of debt outstanding, at September 30, 2002, we had approximately $66.5 million principal amount of debt outstanding at a variable rate of approximately 5.32%. A 2.0% change in the prevailing interest rate on our variable rate debt would have resulted in interest expense fluctuating approximately $1.3 million for 2002, assuming that all of such debt had been outstanding for the entire year.

        Equity Risk.    Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of common stocks, mutual funds and other equities. While we have in the past held common equity securities in our investment portfolio, presently we hold none. We continuously evaluate market conditions and we expect in the future to purchase equity securities. We principally managed equity price risk through industry and issuer diversification and asset allocation techniques.

Item 4.

Evaluation of Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 of the Exchange Act) within 90 days prior to the filing of this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are adequate and effective and ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

        There have been no significant changes in our internal controls or in factors that could significantly affect internal controls, subsequent to the most recent evaluation of such controls.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote by Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

11	Statement re: Computation of Per Share Earnings*
99.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  *
  Not included as an exhibit as the information can be calculated from the face of the Statement of Operations (see p. 4).

  (b)
  Reports on Form 8-K:

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)
Date: December 20, 2002
	By:	/s/ WILLIAM J. BEGLEY, JR. William J. Begley, Jr. Chief Financial Officer

CERTIFICATIONS

I, David F. Brussard, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Safety Insurance Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  a)
  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 20, 2002

/s/ David F. Brussard Chief Executive Officer and President (Principal Executive Officer)

CERTIFICATIONS (continued)

I, William J. Begley, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Safety Insurance Group, Inc.;

4.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

5.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  a)
  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

b)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 20, 2002

/s/ William J. Begley, Jr. Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

QuickLinks

SAFETY INSURANCE GROUP, INC. Table of Contents
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SAFETY INSURANCE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share amounts)
SAFETY INSURANCE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited) (dollars in thousands, except per share and share amounts)
SAFETY INSURANCE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited (dollars in thousands)
Safety Insurance Group, Inc. and Subsidiaries Notes to Unaudited Condensed Consolidated Financial Statements
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3.
  Item 4.
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote by Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS