Form 10-K
period 2002-12-31
SAFETY INSURANCE GROUP INC
filed 2003-03-31
CIK 1172052

Use these links to rapidly review the document
SAFETY INSURANCE GROUP, INC. Table of Contents
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8993

SAFETY INSURANCE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4181699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Custom House Street, Boston, Massachusetts 02110
(Address of principal executive offices including zip code)

(617) 951-0600 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 par value per share	NASDAQ National Market

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

        The aggregate market value of voting shares (based on the closing price of those shares listed on NASDAQ) held by non-affiliates of the Registrant as of March 28, 2003, was approximately $149,029,842.

As of March 28, 2003, there are 15,259,991 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

        Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 23, 2003, which the Company intends to file within 120 days after its December 31, 2002 year-end, are incorporated by reference into Part III hereof.

SAFETY INSURANCE GROUP, INC.

Table of Contents

PART I.
Item 1.	Business
	A.	General
	B.	The Massachusetts Property and Casualty Insurance Market
	C.	Products
	D.	Distribution
	E.	Marketing
	F.	Underwriting
	G.	Technology
	H.	Claims
	I.	Reserves
	J.	Reinsurance
	K.	Competition
	L.	Employees
	M.	Investments
	N.	Ratings
	O.	Supervision and Regulation
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 4A.	Executive Officers of the Registrant
PART II.
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	A.	General
	B.	Critical Accounting Policies
	C.	Results of Operations—For the years ended December 21, 2002, 2001 and 2000
	D.	Liquidity and Capital Resources
	E.	Forward-Looking Statements
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III.
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Controls and Procedures
PART IV.
Item 15.	Exhibits, Financial Statements Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS

PART I.

ITEM 1. BUSINESS

A.    General

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 81.5% of our direct written premiums in 2002), we offer a portfolio of property and casualty insurance products, including commercial automobile, homeowners, dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts through our insurance subsidiaries, Safety Insurance Company and Safety Indemnity Insurance Company, we have established strong relationships with 524 independent insurance agents in 627 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier, capturing a 10.4% share of the Massachusetts private passenger automobile insurance market, and the fourth largest commercial automobile carrier, with a 7.2% share of the Massachusetts commercial automobile insurance market, in 2002 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR"). In addition, we were also ranked the 53rd largest personal automobile writer in the country according to A.M. Best, based on 2001 direct written premiums.

        Our share of the Massachusetts private passenger automobile insurance market has grown from 7.7% in 1998 to 10.4% in 2002. As a result of this increased market share and expanding our product offerings, our direct written premiums have increased by 79.7% between 1998 and 2002, from $287.5 million to $516.6 million. We have also maintained profitability in part by managing our cost structure through, for example, the use of technology.

Website Access to Information

        The Internet address for the Company's website is www.safetyinsurance.com. All press releases and SEC filings for the Company are available for viewing or download at our Web site. These documents are made available on our website as soon as reasonably practicable after each press release and SEC Report is filed with, or furnished to the SEC. Copies of any current public information about our company are available without charge upon written, telephone, faxed or e-Mailed request to the Office of Investor Relations, Safety Insurance Group Inc., 20 Custom House Street Boston, MA 02110, Tel: 617-951-0600, Ext. 4102, Fax: 617-603-4837, or e-Mail: InvestorRelations@SafetyInsurance.com. The materials on our website are not part of this report on Form 10-K or incorporated by reference into this report and the URL above is intended to be an inactive textual reference only.

Our Competitive Strengths

        We Have Strong Relationships with Independent Agents.    In 2001, independent agents accounted for approximately 77% of the Massachusetts private passenger automobile insurance market measured by direct written premiums as compared to only about 34% nationwide, according to A.M. Best. For that reason, our strategy is centered around, and we sell exclusively through, a network of 524 independent agents (of which 110 are Exclusive Representative Producers ("ERPs") in 627 locations throughout Massachusetts. In order to support our independent agents and enhance our relationships with them we:

  •
  Provide our agents with a portfolio of property and casualty insurance products at competitive prices to help our agents address effectively the insurance needs of their clients;

  •
  Provide our agents with a variety of technological resources which enable us to deliver superior service and support to them; and

  •
  Offer our agents competitive commission schedules and profit sharing programs.

        Through these measures, we strive to become the preferred provider of the independent agents in our agency network and capture a growing share of the total insurance business written by these agents. We must compete with other insurance carriers for the business of independent agents.

        We Have an Uninterrupted Record of Profitable Operations.    In every year since our inception in 1979, we have been profitable and increased our direct written premiums from the prior year. We have achieved profitable growth by, among other things:

  •
  Increasing the number of private passenger automobile exposures we underwrite from 301,000 in 1998 to 436,000 in 2002 and the average premium we receive per automobile exposure from $766 to $967;

  •
  Maintaining an adjusted statutory combined ratio that is consistently below industry averages;

  •
  Taking advantage of the institutional knowledge our management has amassed during our long operating history in the unique Massachusetts market;

  •
  Introducing new lines of insurance products, such as homeowners, which unlike personal auto do not have state-established maximum premium rates;

  •
  Investing in technology, to simplify internal processes and enhance our relationships with our agents; and

  •
  Maintaining a high-quality investment portfolio.

        We Are a Technological Leader.    We have dedicated significant human and financial resources to the development of advanced information systems. Our technology efforts have benefited us in two distinct ways. First, we continue to develop technology that empowers our independent agent customers to make it easier for them to transact business with their clients and with Safety. In our largest business line, private passenger auto insurance, our agents now submit approximately 98% of all applications for new policies or endorsements for existing policies to us electronically through our proprietary information portal, the Agents Virtual Community. Second, our investment in technology has allowed us to re-engineer internal back office processes to provide more efficient service at lower cost. Our adjusted statutory expense ratios have been below the average industry statutory expense ratio in each of the past five years. Our systems have also improved our overall productivity, as evidenced by our direct written premiums per employee increasing to $978,400 in 2002.

        We Have an Experienced, Committed and Knowledgeable Management Team.    Our Management Team owns approximately 11% of the common stock of Safety on a fully diluted basis. Our Management Team, led by our Chief Executive Officer and President David F. Brussard, has an average of over 27 years of industry experience per executive, as well as an average of over 21 years of experience with Safety. The team has demonstrated an ability to operate successfully within the regulated Massachusetts private passenger automobile insurance market.

Our Strategy

        To achieve our goal of increasing shareholder value, our strategy is to maintain and develop strong independent agent relationships by providing our agents with a full package of insurance products and information technology services. We believe this strategy will allow us to:

  •
  Further penetrate the Massachusetts private passenger automobile insurance market;

  •
  Continue to selectively cross-sell homeowners, dwelling fire, personal umbrella and business owner policies in order to capture a larger share of the total Massachusetts property and casualty insurance business written by each of our independent agents;

  •
  Continue to expand our technology to enable independent agents to more easily serve their customers and conduct business with Safety, thereby strengthening their relationships with Safety.

B.    The Massachusetts Property and Casualty Insurance Market

        Introduction.    We are licensed by the Commissioner to transact property and casualty insurance in Massachusetts. All of our business is extensively regulated by the Commissioner.

        The Massachusetts Market for Private Passenger Automobile Insurance.    Private passenger automobile insurance is heavily regulated in Massachusetts. In many respects, the private passenger automobile insurance market in Massachusetts is unique, in comparison to other states. This is due to a number of factors, including unusual regulatory conditions, the market dominance of domestic companies, the relative absence of large national companies, and the heavy reliance on independent insurance agents as the market's principal distribution channel. For many insurance companies, these factors present substantial challenges, but we believe they provide us a competitive advantage, because, as our financial history shows, we have a thorough understanding of this market.

        The principal factors that generally distinguish the Massachusetts private passenger automobile insurance market from that market in other states are as follows:

  •
  Compulsory Insurance.  Massachusetts motorists must obtain automobile insurance prior to registering a vehicle with the Registry of Motor Vehicles. Insurers are required to notify the Registry of Motor Vehicles when coverage is cancelled and the Registry of Motor Vehicles is authorized to seize the license plates of uninsured motor vehicles.

  •
  "Take All Comers."  With very few exceptions, insurers may not refuse to cover an applicant. Insurers may not refuse to issue a policy to an applicant based on the applicant's driving record or other underwriting criteria commonly used by insurers in other states to decide whether to insure a motorist.

  •
  Standard Policy Form.  The policy form that is used by all auto insurers is developed by the Commissioner and must be used by all companies. The policy consists of several mandatory coverages: no fault coverage (i.e., "personal injury protection"); minimum limits of bodily injury and property damage liability coverage; and coverage for accidents caused by uninsured or hit-and-run motorists. In addition to these standard mandatory coverages, several additional optional coverages (such as higher bodily injury and property damage coverages, and collision and comprehensive coverages) must be offered. No carrier may offer any other type of coverage or deductible or use any form of policy endorsement without the prior approval of the Commissioner, which can be granted only after a formal hearing.

  •
  Premium Rates are "fixed and established" by the Commissioner.  In Massachusetts, automobile insurance companies are obligated to use premium rates that are determined on an annual basis by the Commissioner. As a matter of law, the Commissioner's rate must be adequate, which the Massachusetts courts have ruled requires that the rate be sufficient to allow insurers the opportunity to earn a reasonable rate of return. The rate setting process involves a lengthy and complex administrative proceeding in which the Commissioner considers historic information related to claim costs as well as outside factors affecting insurance costs. Different data is presented for the Commissioner's consideration by the Automobile Insurers Bureau (on behalf of the insurance industry), the State Rating Bureau, and the Massachusetts Attorney General. At the close of this proceeding, the Commissioner sets a premium rate for each of several classes of drivers, many different types of vehicles, and twenty-seven different geographic territories within Massachusetts. The Commissioner usually sets the rate during the last quarter of the year. The Commissioner mandated no rate change in personal automobile premiums for 2002, an average 8.3% decrease in 2001, and an average rate increase of 0.7% in 2000. The Commissioner announced on December 13, 2002, a 2.7% statewide average rate increase for 2003. In addition, the Commissioner annually establishes the minimum commission rate that insurers must pay their private passenger auto insurance agents. The Commissioner approved a decrease in the commission rate, as a percentage of premiums to 11.7% in 2002 from 12.3% in 2001, and 11.8% in 2000. The Commissioner approved a decrease in the commission rate to 11.0% in 2003.

  •
  Safe Driver Insurance Plan.  In other states, insurance companies are free to design their own systems for rewarding drivers with superior driving records by providing lower prices to such drivers and charging higher prices for drivers who have caused claims or who have poor driving records. In Massachusetts, all companies must use the system the Commissioner has developed. Known as the Safe Driver Insurance Plan, the system consists of a series of steps, ranging from Step 9 to Step 35, with each step above or below Step 15 granting premium credits to motorists in lower steps (Steps 9 to 14) or imposing surcharges on motorists in higher steps (Steps 16 to 35). Each driver is assigned a step classification by the state. The Safe Driver Insurance Plan system is revenue neutral, which means that the aggregate cost of the discounts must be funded by the aggregate income of the surcharges. The effect of this system is that bad drivers actually pay less than the actuarially appropriate premium and are subsidized by better drivers, who pay more than the actuarially appropriate premium. At Safety, we have a number of strategies that we use to maximize the number of lower step (credit eligible) drivers that we insure.

  •
  Price competition is limited.  An insurer may charge less than the Commissioner's fixed and established premium rates by offering discounts to all members of a particular class of motorists but only if the discount is approved by the Commissioner after a public hearing. During the years 1996 to 2001, most insurance companies offered rate discounts for drivers with the best driving records. We offered competitively priced discounts during the 1996 to 2001 time period, but like most of our competitors, we have discontinued using these discounts for 2002 and 2003. Only five companies are offering such discounts in 2003.

  •
  Affinity Group Marketing.  In addition to the use of class discounts, insurers can charge lower rates than the Commissioner's fixed rate by providing discounts to all members of an affinity group. An affinity group consists of all of the employees of a particular employer or the members of a trade union, association or other organization. These discounts must be filed with the Commissioner and are subject to the Commissioner's disapproval. We currently offer discounts to 211 groups representing approximately 13.0% of the private passenger policies we issue, with discounts ranging from 3% to 5%.

  •
  Exclusive Representative Producers.  As noted above, the Commissioner sets a different rate for each of twenty-seven territories in Massachusetts. The methodology the Commissioner uses to adjust the rates among each territory results in the reduction of rates in high cost urban communities from the actuarially appropriate rate while increasing rates in suburban and rural parts of Massachusetts. As a result, in the aggregate, rates in urban communities are considered inadequate by most insurers. In order to ensure that motorists living in such communities have access to automobile insurance, licensed insurance brokers located in such areas who have not been appointed as a voluntary agent of a company may apply to CAR, to be appointed as an involuntary agent of an insurer selected by CAR. ERPs are randomly assigned to all insurers writing personal auto insurance in Massachusetts. ERP assignments are intended to be based upon an insurer's market share.

  •
  Commonwealth Automobile Reinsurers.  In order to protect insurers from the potential adverse effect of the Commonwealth's take-all-comers law and the random assignment of ERPs, the Massachusetts Legislature created CAR, which runs a reinsurance pool. CAR is governed by a committee that is appointed by the Commissioner, but its rules and decisions are subject to the review and approval of the Commissioner. Companies may cede to the reinsurance pool policies that they determine are not likely to be profitable. As a result, CAR operates at an underwriting deficit. This deficit is allocated among every automobile insurance company based on a complex formula that takes into consideration a company's voluntary market share, the amount of business it cedes to CAR and credits the company earns under a system CAR has designed to encourage carriers to voluntarily write business in selected under priced classes and territories. We have developed underwriting and actuarial analysis systems to evaluate the profitability of ceding a risk to CAR or writing it voluntarily. Proposals to change certain of CAR's rules are currently under consideration.

  •
  Dominance of Domestic Companies.  Many large national private passenger automobile insurance writers, such as State Farm, Allstate, Nationwide, and Farmers, write very little or no personal automobile insurance business in Massachusetts. We actively participate in major industry policy-making organizations in Massachusetts, such as the Automobile Insurers Bureau and CAR, where our employees serve on a number of committees.

  •
  Prominence of Independent Insurance Agents.  Finally, and perhaps most importantly to our Company's success, approximately 77% of the direct written premiums in the Massachusetts private passenger automobile insurance market were placed by independent agents in 2001, according to A.M. Best. Nationally, independent agents wrote only about 34% of the private passenger automobile insurance market in 2001, according to A.M. Best. Accordingly, to be successful, a company must have a strategy designed to encourage the best agents to place their best business with that company. At Safety, we have designed a system of agent commissions, profit sharing, bonuses and other strategies, such as our information technology capabilities, that we believe favorably distinguishes our company among agents. We aggressively market our company among the independent agents in attempting to get the best agents and the best business.

C.    Products

        Historically, we have focused on underwriting private passenger automobile insurance. Since 1997, we have expanded the breadth of our product line in order for agents to address a greater portion of their clients' insurance needs through selling multiple Safety products. The table below shows our premiums in each of these product lines for the periods indicated and the portions of our total premiums each product line represented.

	Years Ended December 31,
Direct Written Premiums
	2002		2001		2000
	(Dollars in thousands)
Private passenger auto	$421,116	81.5%	$392,334	83.1%	$365,651	85.6%
Commercial auto	50,858	9.9	42,591	9.0	31,614	7.4
Homeowners	38,027	7.4	31,863	6.8	26,522	6.2
Business owners	3,282	0.6	2,251	0.5	1,396	0.3
Personal umbrella	1,528	0.3	1,469	0.3	1,252	0.3
Dwelling fire	1,580	0.3	1,263	0.3	959	0.2
Commercial umbrella	165	0.0	95	0.0	63	0.0

Total	$516,556	100.0%	$471,866	100.0%	$427,457	100.0%

        Our product lines are as follows:

        Private Passenger Automobile (81.5% of 2002 direct written premiums).    Private passenger automobile insurance is our primary product, and we support all Massachusetts policy forms and limits of coverage. Private passenger automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils. We have priced our private passenger coverage competitively by offering group discounts since 1995 and Safe Driver Insurance Plan rate deviations since 1996. In 2002 and 2003, we did not file for any Safe Driver

Insurance Plan deviation. We currently offer approximately 211 affinity group discount programs ranging from 3% to 5% discounts.

        Commercial Automobile (9.9% of 2002 direct written premiums).    Our commercial automobile program supports all Massachusetts policy forms and limits of coverage including endorsements that broaden coverage over and above that offered on the standard Massachusetts policy forms. Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business. We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers, and insure individual vehicles as well as commercial fleets. Commercial automobile policies are written at a standard rate with qualifying risks eligible for preferred lower rates. We received approval for a rate increase of 7.1% for our commercial automobile line effective December 16, 2002.

        Homeowners (7.4% of 2002 direct written premiums).    We offer a broad selection of coverage forms for qualified policyholders. Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy. We write policies on homes, condominiums, and apartments. We offer loss-free credits of up to 16% for eight years of loss free experience, along with a discount of 10% when a home is written together with an automobile. All forms of homeowner's coverage are written at a standard rate with qualifying risks eligible for preferred lower rates. We received approval for a rate increase of 9.3% effective February 19, 2003.

        Business Owner (Less than 1.0% of 2002 direct written premiums).    We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses. Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss. Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers. We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

        Commercial Package Policies (Less than 1.0% of 2002 direct written premiums).    For larger commercial accounts, or those clients that require more specialized or tailored coverages, we offer a commercial package policy program that covers a more extensive range of business enterprises. Commercial package policies provide any combination of property, general liability, crime and inland marine insurance. Property automatically includes equipment breakdown coverage, and a wide range of additional coverage is available to qualified customers. We write commercial package policies at standard rates with qualifying risks eligible for preferred lower rates.

        Personal Umbrella (Less than 1.0% of 2002 direct written premiums).    We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients. We offer a discount of 10% when an umbrella policy is written together with an automobile insurance policy. We write policies at standard rates with limits of $1.0 million to $5.0 million.

        Dwelling Fire (Less than 1.0% of 2002 direct written premiums).    We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences. We offer superior construction and protective device credits, with a discount of 5% when a dwelling fire policy is issued along with an automobile policy. We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

        Commercial Umbrella (Less than 1.0% of 2002 direct written premiums).    We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies. The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks. We write commercial umbrella policies at standard rates with limits ranging from $1.0 million to $5.0 million.

        Inland Marine (Less than 1.0% of 2002 direct written premiums).    We offer inland marine coverage as an endorsement for all homeowners and business owner policies, and as part of our commercial package policy. Inland marine provides additional coverage for jewelry, fine arts and other items that a homeowners or business owner policy would limit or not cover. Scheduled items valued at more than $5,000 must meet our underwriting guidelines and be appraised.

        Watercraft (Less than 1.0% of 2002 direct written premiums).    We offer watercraft coverage for small and medium sized pleasure craft with maximum lengths of 32 feet, values less than $75,000, and maximum speeds of 39 knots. We write this coverage as an endorsement to our homeowner's policies.

        One of the emerging issues in the insurance industry is mold liability and property coverage under homeowners and similar property-related policies. Property damage as a result of mold is uncommon in Massachusetts, unlike in the southern sections of the United States, most notably Texas. Generally, insurance policies exclude mold coverage unless it is the result of a covered loss. However, as a result of the increased public perception that mold liability is a concern for insurers, we have filed and received approval for a number of mold endorsements from the Division of Insurance which limit our mold property exposure to $10,000 on each of our homeowners and dwelling fire policies and limit our liability exposure to $50,000 on these policies. On business owner and commercial package policies, the property coverage is limited to $15,000 per policy and liability coverage is eliminated. We have eliminated mold coverage on our personal umbrella and commercial umbrella polices. These endorsements cover all new and renewal policies in these lines effective on or after September 1, 2002. In addition, in the wake of the September 11, 2001 tragedies, the insurance industry is also impacted by terrorism, and we have filed and received approval for a number of terrorism endorsements from the Division of Insurance, which limit our liability and property exposure. See "J. Reinsurance", discussed below.

D.    Distribution

        We distribute our products exclusively through independent agents, unlike some of our competitors, which use multiple distribution channels. We believe this gives us a competitive advantage with the agents. We have two types of independent agents, those with which we have voluntarily entered into an agreement, which we refer to as voluntary agents, and those that CAR has assigned to us as ERPs. Our voluntary agents have authority pursuant to our voluntary agency agreement to bind Safety Insurance for any coverage that is within the scope of their authority. We reserve the ability under Massachusetts law to cancel any coverage, other than private passenger automobile insurance, within the first 30 days after it is bound. In total, our independent agents have 627 offices (some agencies have more than one office) and approximately 3,000 customer service representatives.

        Voluntary Agents.    In 2002, we obtained approximately 75% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents. As of December 31, 2002, we had agreements with 414 voluntary agents. Our voluntary agents are located in all regions of Massachusetts.

        We look for agents with profitable portfolios of business. To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three-year average loss ratio (excluding loss adjustment expenses) of 64.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) currently write policies for a minimum of two automobile carriers; (iv) make a commitment for us to underwrite at least 500 policies from the agency during the first twelve months after entering an agreement with us; and (v) offer multiple product lines. Every year, we review the performance of our agents during the prior year. If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us. We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards. Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by premiums. No individual agency generated more than 3% of our direct written premiums in 2002.

        Exclusive Representative Producers.    In 2002, our ERPs generated approximately 25% of our direct written premiums for automobile insurance. As of December 31, 2002, we had 80 private passenger automobile ERPs. CAR defines ERPs as licensed dwelling fire or casualty insurance agents or brokers who have a place of business in Massachusetts, but have no existing voluntary independent agency relationship with an automobile insurer conducting business in Massachusetts. An ERP's policy portfolio typically includes a significant percentage of what are considered to be under-priced automobile policies.

        Massachusetts law guarantees the provision of motor vehicle insurance coverage to all qualified applicants. To facilitate this system, any independent agent that is unable to obtain a voluntary automobile relationship with an insurer becomes an ERP and is assigned to an insurer, which is then required to write that agent's policies. The number of mandated ERP policies assigned to a Massachusetts insurance carrier is intended to be proportionate to its voluntary market share. However, because no insurer can control the relative volumes of voluntary and ERP business with certainty, carriers are usually either relatively oversubscribed or undersubscribed with ERP policies. Periodically, CAR assigns or re-assigns an ERP to the most undersubscribed insurer.

        We continuously monitor our ERP subscription level to attempt to reduce our exposure to becoming oversubscribed with ERP business. By properly managing our ERP subscription levels, we reduce the probability that we will be forced to write excessive levels of ERP business, which is usually unprofitable. According to the February 2003 CAR Private Passenger Subscription Report, as of November 30, 2002, our ERP policies totaled 111,929, or approximately 99.51% of our market share percentage of ERP policies, making us the fourth most undersubscribed carrier as of that date.

        From time to time, as our market share grows, we are required to add a new ERP. When we need to add an ERP, we can either negotiate an agreement to obtain one we select from an oversubscribed carrier or have CAR assign one to us.

E.    Marketing

        We view the independent agent as our customer and business partner. As a result, our marketing efforts focus on developing interdependent relationships with leading Massachusetts agents that write profitable business and positioning ourselves as the preferred insurance carrier of those agents, thereby receiving a larger portion of each agent's aggregate business. We do not market ourselves to potential policyholders.

        Our principal marketing strategies are:

  •
  To offer a range of products, which we believe enables our agents to meet the insurance needs of their clients, and overcomes agents' resistance to placing their clients' auto insurance and other coverages with different insurers;

  •
  To price our products competitively, including offering discounts when and where appropriate for safer drivers and for affinity groups, and also offering account discounts for policyholders that have both an automobile and homeowners policy with us;

  •
  To offer agents competitive commissions, with incentives for placing their more profitable business with us; and

  •
  To provide a level of support and service that enhances the agent's ability to do business with its clients and with us.

        Commission Schedule and Profit Sharing Plan.    We have several programs designed to attract profitable new personal auto business from agents by paying them more than the minimum commission the law requires (which is 11.7% of premiums for 2002, and 11.0% in 2003). We recognize our top performing agents by making them members of our President's Club or Executive Club. In 2002 and 2003, President's Club members receive a commission equal to 15.0% of premiums for each new policy with a driver in Safe Driver Insurance Plan step 9 or 10, while Executive Club members receive a commission equal to 13% of premiums for such policies. President's Club members can earn an additional bonus of 5% of premiums, and Executive Club members can earn an additional bonus of up to 3% of premiums, on all new step 9 and 10 business, in each case if the average of the Safe Driver Insurance Plan steps of all new business based on automobile exposures they submit during the year is 11.5 or less. In part as a result of these programs, in 2001, 69.9% of our drivers were in Safe Driver Insurance Plan steps 9 or 10, as compared to 68.9% for the Massachusetts personal auto industry as a whole, based on the number of drivers per month in each step according to the Automobile Insurers Bureau.

        Further, we have a competitive profit sharing program under which we pay agents up to 50% of the underwriting profits on their business.

        Service and Support.    We believe that the level and quality of service and support we provide helps differentiate us from other insurers. We have made a significant investment in information technology designed to facilitate our agents' business. This investment includes providing each of our agents with high-speed access to the Internet through a network, which we own. In addition, our Agents Virtual Community website helps agents manage their work efficiently. We provide a substantial amount of information online that agents need to serve their customers, such as information about the status of new policies, bill payments and claims. Providing this type of content reduces the number of customer calls we receive and empowers the agency's customer service representatives by enabling them to respond to customers' inquiries while the customer is on the telephone. Finally, we believe that the knowledge and experience of our employees enhance the quality of support we provide.

F.    Underwriting

        Our underwriting department is responsible for a number of key decisions affecting the profitability of our business, including:

  •
  Pricing of discounts offered on our policies;

  •
  Determining which policies to cede to CAR's reinsurance pool and which to retain; and

  •
  Evaluating whether to accept transfers of a portion of an existing or potential new agent's portfolio from another insurer.

        In addition to our private passenger auto underwriting unit, our underwriting department includes a separate unit of underwriters for homeowners, dwelling fire, personal umbrella and inland marine coverages, as well as a separate unit for commercial coverages, including commercial auto, business owner, commercial umbrella and commercial package policies.

        Pricing.    Our pricing strategy for personal auto insurance primarily depends on the maximum permitted premium rates and minimum permitted commission levels mandated by the Division of Insurance. For several years prior to 2002, we offered discounts off the state-mandated rates to drivers in the lower Safe Driver Insurance Plan steps, as did a number of other insurers. However, starting in 1998, we began to reduce the discounts we offered, in light of the reductions or minimal increases in average rates the Commissioner has mandated in each year since 1998. We currently do not offer any Safe Driver Insurance Plan step-based discounts. As a result primarily of reducing discounts and of our insureds purchasing new cars (for which we are permitted to charge higher premiums), our average premium received per policy increased 7.4% in 2000, did not change in 2001, and increased 5.2% in 2002.

        In addition to Safe Driver Insurance Plan discounts, we also offer group discounts to members of 211 affinity groups, including the Boston College Alumni Association, the Massachusetts Bar Association and the Massachusetts Medical Society. In general, we target affinity groups with a mature and stable membership base along with favorable driving records, offering between a 3% and 5% discount (with 4% being the average discount offered). Approximately 13.0% of the private passenger policies we issue receive an affinity group discount.

        CAR and the Division of Insurance set the premium rates for commercial automobile policies reinsured through CAR. Subject to Division of Insurance review, we set rates for commercial automobile policies that are not reinsured through CAR, and for all other insurance lines we offer, including homeowners, dwelling fire, personal umbrella, commercial umbrella, commercial package policies and business owner policies. We base our rates on industry loss cost data, our own loss experience, catastrophe modeling and prices charged by our competitors in the Massachusetts market. We received approval for a rate increase of 7.1% for our commercial automobile line effective December 16, 2002, and also received approval for a rate increase of 9.3% for our homeowners line effective February 19, 2003.

        Cede/Retain Decisions.    Under CAR's rules, we must decide, within 23 days after the effective date of a new policy or before renewing an existing policy, whether to cede it to CAR's reinsurance pool. Each Massachusetts auto insurer must bear a portion of the losses of the reinsurance pool. Under CAR's rules, we are able to reduce our total allocated share of the losses of the reinsurance pool by ceding less business to the pool than our proportionate share. As a result, in determining whether to cede an underpriced policy to CAR's personal auto reinsurance pool, we attempt to evaluate whether we are likely to incur greater total losses by ceding it to the pool or by retaining it. In 2001, we ceded approximately 5% of our personal auto business, based on automobile exposures, to the pool, compared to an average of 7.7% for the rest of the industry. According to the February 28, 2003 CAR Cession Volume Analysis—Private Passenger Report, as of December 31, 2002, we have ceded 7.2% of our personal auto business to the pool in 2002, compared to an average of 7.5% for the industry. Our goal is still to cede less than the industry average to the pool.

        CAR also runs a reinsurance pool for commercial auto policies. We analyze whether to cede or retain our business in that line in a similar fashion.

        Bulk Policy Transfers and New Voluntary Agents.    From time to time, we receive proposals from existing voluntary agents to transfer a portfolio of the agent's business from another insurer to us. Our underwriters model the profitability of these portfolios before we accept these transfers. Among other things, we usually require that the portfolio have a pure loss ratio (which refers to the ratio of losses, excluding loss adjustment expenses, to net earned premiums) of not more than approximately 64%. In addition, we require any new voluntary agent to commit to transfer a portfolio to us consisting of at least 500 policies.

        Policy Processing and Rate Pursuit.    Our underwriting department assists in processing policy applications, endorsements, renewals and cancellations. In the past three years, we have introduced new proprietary software that enables agents to connect to our network and enter policy and endorsement applications for personal auto insurance from their office computers. In our personal automobile insurance line, our agents now submit approximately 98% of all applications for new policies or endorsements for existing policies through our proprietary information portal, the Agents Virtual Community.

        Our rate pursuit team aggressively monitors all insurance transactions to make sure we receive the correct premium for the risk insured. We accomplish this by verifying Massachusetts pricing criteria, such as proper classification of drivers, the make, model and age of insured vehicles and the availability of discounts. We verify that operators are properly listed and classified, assignment of operators to vehicles, vehicle garaging, vehicle preinspection requirements and in some cases the validity of discounts. In our homeowners and dwelling fire lines, our team is currently completing a project to update the replacement costs for each dwelling. We are using newly acquired third-party software to assist in this appraisal effort.

G.    Technology

        The focus of our information technology effort is:

  •
  constant reengineering of internal processes to allow more efficient operations, resulting in lower operating costs;

  •
  making it easier for independent agents to transact business with us; and

  •
  enabling agents to efficiently provide their clients with a high level of service.

        We believe that our technology initiatives have increased revenue and decreased cost. For example, these initiatives have allowed us to reduce the number of call-center transactions which we perform, and to transfer many manual processing functions from our internal operations to our independent agents. We also believe that these initiatives have contributed to our overall increases in productivity. In 1990, we had 399 employees and $155.0 million in direct written premiums. As of December 31, 2002, we had 528 employees and $516.6 million in direct written premiums, which represents an increase from $388,500 direct written premiums per employee in 1990 to $978,400 direct written premiums per employee in 2002.

        Internal Applications (Intranet).    Our employees access our proprietary applications through our corporate intranet. Our intranet applications streamline internal processes and improve overall operational efficiencies in areas including:

          Claims.    Our claims workload management application allows our claims and subrogation adjusters to better manage injury claims. Subrogation refers to the process by which we are reimbursed by other insurers for claims costs we incur due to the fault of their insureds. The use of this application has reduced the time it takes for us to respond to and settle casualty claims, which we believe helps reduce the total amount of our claims expense.

          The automated adjuster assignment system categorizes our new claims by severity and assigns them to the appropriate adjuster responsible for investigation. Once assigned, the integrated workload management tools facilitate the work of promptly assigning appraisers, investigating liability, issuing checks and receiving subrogation receipts.

          Billing.    Proprietary billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders. We believe the sophistication of our direct bill system helps us to limit our bad debt expense. In 2002, our bad debt expense as a percentage of direct written premiums was 0.2%.

        External Applications.    Agency employees can securely access business critical applications through our corporate extranet, which we call Agents Virtual Community. Agents Virtual Community includes

Web-enabled applications, advanced security and an Internet-enabled communications network, which we believe constitutes many of our agents' only high-speed Internet connection. We believe that Agents Virtual Community is unique to the Massachusetts private passenger automobile insurance industry because using Agents Virtual Community allows an agent to access a variety of vendors and other carriers over the Internet through a single portal. We currently have a patent application pending on Agents Virtual Community. The patent application pertains to the method and system by which Agents Virtual Community delivers customer services to independent insurance agents. The capability for agency personnel to schedule online appointments with third-party vendors (such as glass repair retailers and rental car agencies) for their clients is also available. We designed Agents Virtual Community to be scalable so that these types of vendors and potentially, other insurers, can link to the network and create a "once and done" environment for the independent agent.

        Listed below are examples of the business critical applications agents may access through Agents Virtual Community.

        New Business and Endorsement Processing.    Agents can perform new business and endorsement processing with our point of sale application. Agents can upload policy data to our system directly from their agency system or rate quote software in Agents Virtual Community's secure Web environment without having to re-enter policy information.

        Inquiry Access.    Inquiry Access is a customer service application designed to provide agency customer service representatives with real-time access to our database of insured information. This application allows agents to view the status of claims, billing and policy detail.

        Policyholder Inquiry.    Policyholder Inquiry provides 24 hours a day, 7 days a week self-service account information to our policyholders through our website or through their independent agent's website. This application provides policyholders with round-the-clock access to billing and claims information.

        Other Tools and Services.    Agents Virtual Community gives agents access to electronic versions of underwriting manuals, which include updated guidelines for acceptable risks, commission levels and product pricing. Further, we have recently launched a new initiative to have our agents use third-party software (the XNET Cost Estimator from Marshall Swift/Boeck) that we make available through Agents Virtual Community to help assess home replacement costs. This initiative helps ensure that we receive the correct premium with respect to homeowners policies and provide the correct level of coverage against home loss. Finally, we provide agents a daily report of all their insurance transactions processed through Agents Virtual Community. This report allows our agents to monitor their performance and review profitability goals.

H.    Claims

        Because of the unique differences between the management of casualty claims and property claims, we use separate departments for each of these types of claims.

  Casualty Claims

        We have a proven record of settling casualty claims below the industry average in Massachusetts. According to the Automobile Insurers Bureau, our average casualty claim settlement during the period from January 1994 through December 31, 2001 was $5,200, approximately 8% lower than the Massachusetts industry average of $5,660.

        We have adopted stringent claims settlement procedures, which include guidelines that establish maximum settlement offers for soft tissue injuries, which constituted approximately 75% of our bodily injury claims. If we are unable to settle these claims within our guidelines, we generally take the claim to litigation. We believe that these procedures result in providing our adjusters with a uniform approach to negotiation.

        We believe an important component of handling claims efficiently is prompt investigation and settlement. We find that faster claims settlements often result in less expensive claims settlements. Our Bodily Injury Hotline is a telephone and fax system that reduces the time it takes for agents to notify our adjusters about claims, thereby enabling us to contact third-party claimants and other witnesses quickly. After business hours and on Saturdays, we outsource claims adjustment support to an independent firm whose employees contact third-party claimants and other witnesses. We believe that early notification results in our adjusters conducting prompt investigations of claims and compiling more accurate information about those claims. Our claims workload management software also assists our adjusters in handling claims quickly.

        We believe the structure of our casualty claims unit allows us to respond quickly to claimants anywhere in the Commonwealth. Comprising 115 people, the department is organized geographically by territories, each with a territorial claims unit located at our headquarters in Boston and a claims adjuster in the field. Our casualty claims unit makes limited use of independent adjusters.

        Additionally, we utilize a special unit to investigate fraud in connection with casualty claims. This special unit has one manager and seven employees. In cases where adjusters suspect fraud in connection with a claim, we deploy this special unit to conduct investigations. We deny payment to claimants in cases in which we have succeeded in accumulating sufficient evidence of fraud.

  Property Claims

        Our property claims unit handles property claims arising in our personal and commercial auto, homeowners and other insurance lines. Process automation has streamlined our property claims function. Many of our property claims are now handled by the agents through Agents Virtual Community using our Power Desk software application. As agents receive calls from claimants, Power Desk permits the agent to immediately send information related to the claim directly to us and to an independent appraiser selected by the agent to value the claim. Once we receive this information, an automated system redirects the claim to the appropriate internal adjuster responsible for investigating the claim to determine liability. Upon determination of liability, the system automatically begins the process of seeking a subrogation recovery from another insurer, if liable. Our agents also have the authority to order auto glass or body repair or reserve a rental car for our insureds without getting pre-approval from us. We believe this process results in a shorter time period from when the claimant first contacts the agent to when the claimant receives a claim payment, while enabling the agents to build credibility with their clients by responding to claims in a timely and efficient manner. We benefit from decreased labor expenses from the need for fewer employees to handle the reduced property claims call volume.

        Another important factor in keeping our overall property claims costs low is collecting subrogation recoveries. Subrogation refers to the process by which we are reimbursed by other insurers for claims costs we incur due to the fault of their insureds. We track the amounts we pay out in claims costs and identify cases in which we believe we can reclaim some or all of those costs through the use of our automated workload management tools.

I.    Reserves

        Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the expenses associated with investigating and paying the losses, or loss adjustment expenses. Every quarter, we review our reserves internally. Regulations of the Division of Insurance require us to annually obtain a certification from either a qualified actuary or an approved loss reserve specialist that our loss and loss adjustment expenses reserves are reasonable.

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

        In accordance with industry practice, we also maintain reserves for estimated losses incurred but not yet reported. Incurred but not yet reported reserves are determined in accordance with commonly accepted actuarial reserving techniques on the basis of our historical information and experience. We make adjustments to incurred but not yet reported reserves quarterly to take into account changes in the volume of business written, claims frequency and severity, our mix of business, claims processing and other items that can be expected to affect our liability for losses and loss adjustment expenses over time.

        When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2002 is adequate to cover the ultimate net cost of losses and claims incurred as of that date. The ultimate liability may be greater or less than reserves. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized.

        Under purchase accounting in connection with the Company's acquisition of all of the issued and outstanding stock of Thomas Black Corporation ("TBC") on October 16, 2001 ("the Acquisition"), the fair value of our reserves for losses and loss adjustment expenses and related reinsurance recoverables was estimated as of the date of the Acquisition based on the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables, and included a profit and risk margin. In determining the fair value estimate, management adjusted our historical GAAP undiscounted net loss reserves to present value assuming a 4.0% discount rate, which approximated the U.S. Treasury rate on the date of the Acquisition. The discounting pattern was actuarially developed from our historical loss data. A profit and risk margin of 6.0% was applied to the discounted loss reserves, to reflect management's estimate of the cost we would incur to reinsure the full amount of our net loss and loss adjustment expense reserves with a third party reinsurer. This margin was based upon management's assessment of the uncertainty inherent in the net loss reserves and their knowledge of the reinsurance marketplace. Management determined that there was no material difference between the historical carrying basis of the reserves for losses and loss adjustment expenses and related reinsurance recoverables at the date of Acquisition and their fair value. Accordingly, loss and loss adjustment expense reserves and related reinsurance recoverables on unpaid losses as of October 16, 2001 are recorded at estimated fair value as at October 16, 2001, which approximated carrying value at that date.

        The following table presents development information on changes in the reserve for losses and loss adjustment expenses ("LAE") of our insurance subsidiaries for the three years ended December 31, 2002.

		Successor
	Successor		Predecessor	Predecessor
		October 16, through December 31, 2001
	Year Ended December 31, 2002		January 1, through October 15, 2001	Year Ended December 31, 2000
	(Dollars in thousands)
Reserves for losses and LAE, beginning of year	$302,556	$307,655	$302,131	$315,226
Less reinsurance recoverable on unpaid losses and LAE	(75,179)	(83,501)	(90,297)	(108,613)

Net reserves for losses and LAE, beginning of year	227,377	224,154	211,834	206,613

Incurred losses and LAE, related to:
Current year	377,440	76,262	282,983	302,102
Prior year	(2,262)	(703)	(6,600)	(26,963)

Total incurred losses and LAE	375,178	75,559	276,383	275,139

Paid losses and LAE related to:
Current year	217,778	58,168	164,215	161,981
Prior year	118,141	14,168	99,848	107,937

Total paid losses and LAE	335,919	72,336	264,063	269,918

Net reserves for losses and LAE, end of year	266,636	227,377	224,154	211,834
Plus reinsurance recoverables on unpaid losses and LAE	66,661	75,179	83,501	90,297

Reserves for losses and LAE, end of year	$333,297	$302,556	$307,655	$302,131

        The following table represents the development of reserves, net of reinsurance, for calendar years 1992 through 2002. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2002.

        Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

        In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods. Thus, if the 1998 estimate for a previously incurred loss was $150,000 and the loss was reserved at $100,000 in 1994, the $50,000 deficiency (later estimate minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 1995-1998 shown in the table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies from the table.

	As of and for the Year Ended December 31,
	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993	1992
	(Dollars in thousands)
Reserves for losses and LAE originally estimated	$266,636	$227,377	$211,834	$206,613	$195,990	$195,145	$189,420	$175,125	$149,197	$123,720	$87,100
Cumulative amounts paid as of:
One year later		118,141	114,016	107,937	92,791	75,233	68,246	56,912	45,098	38,238	27,648
Two years later			163,768	133,414	113,323	105,046	96,219	82,299	66,041	55,639	38,319
Three years later				154,395	135,024	125,574	111,706	93,866	78,052	65,354	45,722
Four years later					144,985	136,730	121,100	99,854	82,918	70,713	49,411
Five years later						141,843	126,924	103,384	84,597	73,212	51,428
Six years later							128,804	105,284	85,201	73,678	52,033
Seven years later								105,759	85,678	73,917	52,172
Eight years later									85,951	73,928	52,256
Nine years later										73,984	52,269
Ten years later											52,274
	As of and for the Year Ended December 31,
	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993	1992
	(Dollars in thousands)
Reserves re-estimated as of:
One year later		$225,115	$204,531	$179,650	$169,940	$171,803	$161,083	$140,728	$128,012	$103,866	$74,245
Two years later			206,340	176,008	156,590	153,846	144,727	125,496	108,979	96,002	63,939
Three years later				175,868	154,867	147,455	134,721	114,597	99,167	85,774	60,831
Four years later					154,530	146,059	131,694	108,705	91,086	80,193	57,204
Five years later						145,670	131,051	106,763	87,335	76,885	55,432
Six years later							130,903	106,578	86,352	74,571	53,823
Seven years later								106,545	86,429	74,072	52,443
Eight years later									86,416	74,158	52,288
Nine years later										74,123	52,377
Ten years later											52,376
Cumulative deficiency/(redundancy)		(2,262)	(5,494)	(30,745)	(41,460)	(49,475)	(58,517)	(68,580)	(62,781)	(49,597)	(34,724)

	As of and for the Year Ended December 31,
	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993	1992
	(Dollars in thousands)
Gross liability—end of year	$333,297	$302,556	$302,131	$315,226	$311,846	$319,453	$326,802	$303,330	$276,835	$243,402	$203,731
Reinsurance recoverables	66,661	75,179	90,297	108,613	115,856	124,308	137,382	128,205	127,638	119,682	116,631
Net liability—end of year	266,636	227,377	211,834	206,613	195,990	195,145	189,420	175,125	149,197	123,720	87,100
Gross estimated liability—latest		283,075	275,848	245,241	226,898	221,792	211,444	181,667	158,288	142,945	128,202
Reinsurance recoverables—latest		57,960	69,508	69,373	72,368	76,122	80,541	75,122	71,872	68,822	75,826
Net estimated liability—latest		225,115	206,340	175,868	154,530	145,670	130,903	106,545	86,416	74,123	52,376

        As the table shows, our net reserves grew at a faster rate than our gross reserves over the ten-year period. As we have grown, we have been able to retain a greater percentage of our direct business. Additionally, we used to conduct substantial business as a servicing carrier for other insurers, in which we would service the residual market personal automobile insurance business assigned to other carriers for a fee. All business generated through this program was ceded to the other carriers. As we reduced the amount of our servicing carrier business, our proportion of reinsurance ceded diminished.

        The table also shows that we have substantially benefited in prior years from releasing redundant reserves. Massachusetts private passenger automobile insurance pricing was very favorable in the early to mid-1990s and the reserves we established for business written during that period developed favorably, allowing us to release substantial reserves in following years. As maximum permitted rates declined in the latter part of the 1990s through 2002, and the redundancies resulting from favorable development of earlier years were released, our redundancies in subsequent years began to diminish. In the year ended December 31, 2000 we released $27.0 million in reserves relating to prior years, compared to $7.3 million in 2001. For the year ended December 31, 2002, we released loss reserves related to prior years of $2.3 million.

        As a result of our focus on core business lines since our founding in 1979, we believe we have no exposure to asbestos or environmental pollution liabilities.

J.    Reinsurance

        We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses. Reinsurance involves an insurance company transferring (ceding) a portion of its exposure on insurance underwritten by it to another insurer (reinsurer). The reinsurer assumes a portion of the exposure in return for a share of the premium. Reinsurance does not legally discharge an insurance company from its primary liability for the full amount of the policies, but it does make the reinsurer liable to the company for the reinsured portion of any loss realized.

        We are very selective in choosing our reinsurers, seeking only those companies that we consider to be financially stable and adequately capitalized. In an effort to minimize exposure to the insolvency of a reinsurer, we continuously evaluate and review the financial condition of our reinsurers. All of our reinsurers have an A.M. Best rating of "A" or better, except for Lloyd's of London, Folksamerica Reinsurance Company, and Montpelier Reinsurance Limited that are all rated "A-." Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A++" (Superior).

        We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that protects us in the event of a "100-year storm" (that is, a storm of a severity expected to occur once in a 100 year period). We use Catalyst software provided under license by our reinsurance broker, Benfield Blanch, to model the probable maximum loss to us for catastrophe losses such as hurricanes. At present, we have excess catastrophe reinsurance contracts for 95.0% of catastrophic property losses in excess of $5.0 million up to a maximum of $100.0 million.

        We also have a casualty excess of loss reinsurance contract for large casualty losses occurring in our automobile, homeowners, dwelling fire, business owners policies, commercial package policies, personal umbrella and commercial umbrella lines of business in excess of $1.0 million up to a maximum of $5.0 million, with an annual aggregate deductible of $0.5 million. In addition, we have a quota share reinsurance agreement under which we cede 90.0% of the premiums and losses under our personal and commercial umbrella policies. We also have a reinsurance agreement with Hartford Steam Boiler Inspection and Insurance Company, which is a quota share agreement under which we cede 100% of the premiums and losses for the equipment breakdown coverage under our business owner policies and commercial package policies. We have property excess of loss reinsurance coverage for large property losses, with coverage in excess of $1.0 million up to a maximum of $10.0 million, for our homeowners, business owner, and commercial package policies.

        In the wake of the September 11, 2001 tragedies, reinsurers have begun to exclude coverage for claims in connection with any act of terrorism. Our reinsurance program for 2002 excludes coverage for acts of terrorism, except for fire or collapse losses as a result of terrorism, under homeowners, dwelling fire, private passenger automobile and commercial automobile policies. For business owner policies and commercial package policies, terrorism is excluded if the total insured value is greater than $20.0 million. We received approval from the Division of Insurance effective January 1, 2002 to exclude terrorism coverage for our business owner, commercial umbrella and commercial package policies.

        The Terrorism Risk Insurance Act of 2002 (TRIA) was signed into law on November 26, 2002. The intent of this legislation is to provide federal assistance to the insurance industry for the needs of commercial insurance policyholders with the potential exposure for losses due to acts of terrorism. The TRIA provides reinsurance for certified acts of terrorism. We have filed and been approved by the Division of Insurance to issue policy endorsements for all commercial policyholders to comply with TRIA effective February 24, 2003.

        As of December 31, 2002, we had no material amounts recoverable from any reinsurer, excluding the residual markets described below.

        In addition to the above mentioned reinsurance programs, we are a participant in CAR, the Massachusetts mandated residual market under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by insurers writing homeowners insurance in Massachusetts.

K.    Competition

        The property and casualty insurance business is highly competitive and many of our competitors have substantially greater financial and other resources than us. We compete with both large national writers and smaller regional companies. In Massachusetts in 2001, we competed across all our lines of business as the fifth largest property and casualty insurer, according to A.M. Best, with 270 other property and casualty insurers. According to A.M. Best, of the 271 insurers, 20 are national companies which use independent agents to sell their products, 163 are regional or Massachusetts-only companies which use independent agents to sell their products (including us), and 88 are national and Massachusetts-only companies which sell their products directly to policyholders. Further, our competitors include other companies, which, like us, serve the independent agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer rather than to an independent agency and, potentially, lower cost structures. A material reduction in the amount of business independent agents sell would adversely affect us. In the past, competition in the Massachusetts personal auto market has included offering significant discounts from the maximum permitted rates, and there can be no assurance that these conditions will not recur. Further, we and others compete on the basis of the commissions and other cash and non-cash incentives provided to agents. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts personal auto market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel. There can be no assurance that we will be able to compete effectively against these companies in the future.

        In Massachusetts as of November 30, 2002, 20 insurers actively wrote private passenger auto insurance, according to CAR. Of these 20 insurers, 4 are national companies which use independent agents to sell their products, 8 are regional or Massachusetts-only companies which use independent agents to sell their products (including us) and 8 are national, regional or Massachusetts-only companies which sell their products directly to policyholders. Our principal competitors within the Massachusetts private passenger automobile insurance industry are Commerce Group, Inc. and Arbella Mutual Insurance Company which held 25.9% and 10.4% market shares based on automobile exposures, respectively, in 2002 according to CAR.

L.    Employees

        At March 26, 2003, we employed 513 employees. Our employees are not covered by any collective bargaining agreement. Management considers our relationship with our employees to be good.

M.  Investments

        Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings. Our investment objective is to focus on maximizing total returns while investing conservatively. We maintain a high quality investment portfolio consistent with our established investment policy. As of December 31, 2002, there were no securities below investment grade (i.e., rated Category 3 or lower by the Securities Valuation Office of the National Association of Insurance Commissioners) in our fixed income securities portfolio. According to our investment guidelines, no more than 1% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities), and no more than 0.5% of our portfolio may be invested in securities rated "BBB," or the lowest investment grade assigned by Moody's. We continually monitor the mix of taxable and tax-exempt securities, in an attempt to maximize our total after-tax return. Since 1986, our investment manager has been Deutsche Asset Management, formerly known as Scudder Investments.

        The following table reflects the composition of our investment portfolio at December 31, 2002, 2001 and 2000:

	At December 31,
	2002		2001		2000
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
	(Dollars in thousands)
Fixed Maturities Securities:
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$195,091	32.3%	$176,370	34.1%	$194,851	39.6%
Obligations of states and political subdivisions	197,549	32.7	127,797	24.7	127,527	26.0
Asset-backed securities	87,241	14.5	78,723	15.2	42,287	8.6
Corporate and other securities	114,190	18.9	124,402	24.1	85,420	17.4

Total fixed maturities securities	594,071	98.4	507,292	98.1	450,085	91.6
Equity Securities:
Preferred stocks	$9,815	1.6	$9,716	1.9	$13,121	2.7
Common stocks	—	—	—	—	28,124	5.7

Total equity securities	9,815	1.6	9,716	1.9	41,245	8.4

Total Investments	$603,886	100.0%	$517,008	100.0%	$491,330	100.0%

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Federal National Mortgage Association (FNMA). As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

        While we have held common equity securities in our investment portfolio in the past, as of December 31, 2002 we held no such securities in our investment portfolio. We made the decision to divest common equity securities in order to maximize the current investment income earned by our portfolio and to reduce our overall investment risk. We continuously evaluate market conditions and we expect in the future to purchase common equity securities.

        The principal risks inherent in holding mortgage-backed securities and other pass-through securities are prepayment and extension risks, which affect the timing of when cash flows will be received. When interest rates decline, mortgages underlying mortgage-backed securities tend to be prepaid more rapidly than anticipated, causing early repayments. When interest rates rise, the underlying mortgages tend to be prepaid at a slower rate than anticipated, causing the principal repayments to be extended. Although early prepayments may result in acceleration of income from recognition of any unamortized discount, the proceeds typically are reinvested at a lower current yield, resulting in a net reduction of future investment income.

        The following table reflects our investment results for each year in the three-year period ended December 31, 2002:

Investment Results

	Successor	Successor	Predecessor
	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Average invested securities and cash (at fair value)	$574,600	$517,146	$476,421
Net investment income(1)	26,142	27,605	26,889
Net effective yield(2)	4.55%	5.34%	5.64%
Net realized capital gains (losses)	$(277)	$(5,050)	$(1,246)
Effective yield including realized capital gains (losses)(3)	4.50%	4.36%	5.38%

(1)
After investment expenses, excluding realized investment gains (losses).

(2)
Net investment income for the period divided by average invested securities and cash for the same period.

(3)
Net investment income plus realized capital gains (losses) for the period divided by average invested securities and cash for the same period.

        Net effective yield declined as a result of a change in management's investment strategy to shorten the duration of our portfolio, shift to higher rated securities, and increase our tax-exempt holdings.

        The following table indicates the composition of our fixed income security portfolio (at carrying value) by rating, as of December 31, 2002:

Composition of Fixed Income Security Portfolio by Rating(1)

	Successor
	December 31, 2002
	Amount	Percent
	(Dollars in thousands)
U.S. Government and Government Agency Fixed Income Securities	$195,091	32.8%
Aaa/Aa	300,481	50.6
A	66,406	11.2
Baa	32,093	5.4
Ba or lower	—	—

Total	$594,071	100.0%

(1)
Rating as assigned by Moody's Investors Services, Inc., or Moody's. Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

        Moody's rating system utilizes nine symbols to indicate the relative investment quality of a rated bond. Aaa rated bonds are judged to be of the best quality and are considered to carry the smallest degree of investment risk. Aa rated bonds are also judged to be of high quality by all standards. Together with Aaa bonds, these bonds comprise what are generally known as high grade bonds. Bonds rated A possess many favorable investment attributes and are considered to be upper medium grade obligations. Baa rated bonds are considered as medium grade obligations; they are neither highly protected nor poorly secured. Bonds rated Ba or lower (those rated B, Caa, Ca and C) are considered to be too speculative to be of investment quality.

        The Securities Valuation Office of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The Securities Valuation Office assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. Securities Valuation Office ratings are reviewed at least annually. At December 31, 2002, approximately 93.4% of our fixed maturity investments were rated Category 1, and 6.6% of our fixed maturity investments were rated Category 2, the two highest ratings assigned by the Securities Valuation Office. At December 31, 2002, we had no fixed maturity investments rated Category 3 or lower by the Securities Valuation Office.

        The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2002:

Composition of Fixed Income Security Portfolio by Maturity

	Successor
	December 31, 2002
	Amount	Percent
	(Dollars in thousands)
Due in one year or less	$—	—%
Due after one year through five years	110,613	18.6
Due after five years through ten years	174,475	29.4
Due after ten years through twenty years	65,697	11.1
Due after twenty years	60,099	10.1
Mortgage- and Asset-backed securities(1)	183,187	30.8

Total	$594,071	100.0%

(1)
Actual maturities of asset-backed securities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages or other collateral to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

N.    Ratings

        A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on November 19, 2002. Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Very Vulnerable)." Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

        In reaffirming Safety Insurance's rating, A.M. Best recognized the occurrence of the Acquisition and IPO and noted certain of our positive attributes, including our conservative reserving philosophy, our strict underwriting discipline, our favorable market position as the third largest automobile writer in Massachusetts, our efforts at product diversification, our long-term commitment to the independent agency force, our proven track record of dealing successfully with the changes in the Massachusetts automobile insurance market and our substantial reinsurance protection. A.M. Best cited certain factors that partially offset these attributes, including our geographic concentration in Massachusetts and our focus in the private passenger automobile market. We are subject to the competitive and highly regulated Massachusetts personal automobile market, which has been characterized by aggressive discount programs and mandated rate reductions by the Division of Insurance.

O.    Supervision and Regulation

        Introduction.    Our principal operating subsidiaries, Safety Insurance and Safety Indemnity, are subject to comprehensive regulation by the Division of Insurance ("the Division"), of which the Commissioner is the senior official. The Commissioner is appointed by the Governor and serves at the pleasure of the Governor. We are subject to the authority of the Commissioner in many areas of our business under Massachusetts law, including:

  •
  our licenses to transact insurance;

  •
  the premium rates and policy forms we may use;

  •
  our financial condition including the adequacy of our reserves and provisions for unearned premium;

  •
  the solvency standards that we must maintain;

  •
  the type and size of investments we may make;

  •
  the prescribed or permitted statutory accounting practices we must use; and

  •
  the nature of the transactions we may engage in with our affiliates.

        In addition, the Division periodically conducts a financial examination of all licensees domiciled in Massachusetts. We were most recently examined for the five-year period ending December 31, 1998. The Division had no material findings as a result of this examination.

        Insurance Holding Company Regulation.    Our principal operating subsidiaries are insurance companies, and therefore we are subject to certain laws in Massachusetts regulating insurance holding company systems. These laws require that we file a registration statement with the Commissioner that discloses the identity, financial condition, capital structure and ownership of each entity within our corporate structure and any transactions among the members of our holding company system. In some instances, we must obtain the prior approval of the Commissioner for material transactions between our insurance company subsidiaries and other affiliates in our holding company system. These holding company statutes also require, among other things, prior approval of the payment of extraordinary dividends or distributions and any acquisition of a domestic insurer.

        Insurance Regulation Concerning Dividends.    We rely on dividends from our insurance company subsidiaries for our cash requirements. The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the stockholders of an insurance company. Our insurance company subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time. As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2002, the statutory surplus of the Company was $234.2 million and its net income for 2002 was $20.4 million. A maximum of $23.4 million will be available by the end of 2003 for such dividends without prior approval of the Division.

        Acquisition of Control of a Massachusetts Domiciled Insurance Company.    Massachusetts law requires advance approval by the Commissioner of any change in control of an insurance company that is domiciled in Massachusetts. That law presumes that control exists where any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10% or more of our outstanding voting stock. Even persons who do not acquire beneficial ownership of more than 10% of the outstanding shares of our common stock may be deemed to have acquired control if the Commissioner determines that control exists in fact. Any purchaser of shares of common stock representing 10% or more of the voting power of our capital stock will be presumed to have acquired control of our Massachusetts insurance subsidiaries unless, following application by that purchaser the Commissioner determines that the acquisition does not constitute a change of control or is otherwise not subject to regulatory review. These requirements may deter, delay or prevent transactions affecting the control of or the ownership of our common stock, including transactions that could be advantageous to our stockholders.

        Protection Against Insurer Insolvency.    Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund. The Massachusetts Insurers Insolvency Fund must pay any claim up to $0.3 million of a policyholder of an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within sixty days after the declaration of insolvency. Members of the Massachusetts Insurers Insolvency Fund are assessed the amount the Massachusetts Insurers Insolvency Fund deems necessary to pay its obligations and its expenses in connection with handling covered claims. Subject to certain exceptions, assessments are made in the proportion that each member's net written premiums for the prior calendar year for all property and casualty lines bore to the corresponding net written premiums for Massachusetts Insurers Insolvency Fund members for the same period. As a matter of Massachusetts law, insurance rates and premiums include amounts to recoup any amounts paid by insurers for the costs of the Massachusetts Insurers Insolvency Fund. With respect to private passenger auto insurance rates and premiums, the Commissioner has historically made an adjustment in his or her annual rate decision reflecting any Massachusetts Insurers Insolvency Fund-related costs reported by the industry in its rate filing. By statute, no insurer in Massachusetts may be assessed in any year an amount greater than two percent of that insurer's direct written premium for the calendar year prior to the assessment. In 2001, we were assessed $1.4 million, primarily as the result of the insolvencies of The Trust Insurance Company and Reliance Insurance Company. In 2002, we were assessed $2.1 million for these insolvencies, as well as the insolvencies of other insurers. We account for allocations from the Massachusetts Insurers Insolvency Fund as underwriting expenses. Underwriting expenses in 2002 and 2001 included $2.1 million and $1.4 million of charges representing our allocation from the Massachusetts Insurers Insolvency Fund for the insolvencies of The Trust Insurance Company and Reliance Insurance Company. CAR also assesses its members as a result of insurer insolvencies. Because CAR is not able to recover an insolvent company's share of the net CAR losses from the Massachusetts Insurers Insolvency Fund, CAR must increase each of its member's share of the deficit in order to compensate for the insolvent carrier's inability to pay its deficit assessment. It is anticipated that there will be additional assessments from time to time relating to various insolvencies.

        The Insurance Regulatory Information System.    The Insurance Regulatory Information System was developed to help state regulators identify companies that may require special financial attention. The Insurance Regulatory Information System consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the National Association of Insurance Commissioners' database annually; each ratio has an established "usual range" of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

        A ratio result falling outside the usual range of Insurance Regulatory Information System ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. For 2002, all our ratios for both our insurance companies were within the normal range. However, for 2001, our subsidiaries had one ratio falling outside the normal range. The test that measures estimated current reserve deficiency to surplus generated a value for 2001 of 30.3% for Safety Insurance and 27.6% for Safety Indemnity Insurance Company, each exceeding the normal value of 25%. The value is partially a result of our adoption of statutory accounting principles promulgated by the National Association of Insurance Commissioners in 2001. In particular, our treatment for assumed obligations for underwriting pool business from CAR and the Massachusetts Property Insurance Underwriting Association plan changed from "netting" (recording the combined obligation from premiums, expenses and losses) to "gross" (recording separate amounts for premiums, expenses and losses, which resulted in reporting a net loss). The level of premiums earned for 2001 is thereby increased relative to the levels reported during 1999 and 2000, influencing the results of this ratio. This same test resulted in a ratio of 5.0% for both our insurance companies for 2002, within the normal range.

        Risk Based Capital Requirements.    The National Association of Insurance Commissioners has adopted a formula and model law to implement risk based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk based capital formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

  •
  underwriting, which encompasses the risk of adverse loss developments and inadequate pricing;

  •
  declines in asset values arising from market and/or credit risk; and

  •
  off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and reserve and premium growth.

        Under Massachusetts law, insurers having less total adjusted capital than that required by the risk based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

        The risk based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk based capital falls. The first level, the company action level as defined by the National Association of Insurance Commissioners, requires an insurer to submit a plan of corrective actions to the Commissioner if total adjusted capital falls below 200% of the risk based capital amount. The regulatory action level as defined by the National Association of Insurance Commissioners requires an insurer to submit a plan containing corrective actions and requires the Commissioner to perform an examination or other analysis and issue a corrective order if total adjusted capital falls below 150% of the risk based capital amount. The authorized control level, as defined by the National Association of Insurance Commissioners, authorizes the Commissioner to take whatever regulatory actions he or she considers necessary to protect the best interest of the policyholders and creditors of the insurer which may include the actions necessary to cause the insurer to be placed under regulatory control, i.e., rehabilitation or liquidation, if total adjusted capital falls below 100% of the risk based capital amount. The fourth action level is the mandatory control level as defined by the National Association of Insurance Commissioners, which requires the Commissioner to place the insurer under regulatory control if total adjusted capital falls below 70% of the risk based capital amount.

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2002, our insurance subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk based capital action level.

        Regulation of Private Passenger Automobile Insurance in Massachusetts.    Our principal line of business is Massachusetts private passenger automobile insurance. As described in more detail above under "B. The Massachusetts Property and Casualty Insurance Market", regulation of private passenger automobile insurance in Massachusetts differs significantly from how this line of insurance is regulated in other states. These differences include the requirements that we not deny coverage to any applicant; that the premium rate we and all insurers must charge is fixed and established by the Commissioner; that our ability and that of our competitors to deviate from the rate set by the Commissioner is restricted, and that some of our insurance producers are assigned to us as a matter of law. See "B. The Massachusetts Property and Casualty Insurance Market", discussed above.

ITEM 2. PROPERTIES

        We conduct our operations in approximately 86,930 square feet of leased space at 20 Custom House Street in downtown Boston, Massachusetts. Our lease expires in December 2008.

ITEM 3. LEGAL PROCEEDINGS

        Our insurance subsidiaries are parties to a number of lawsuits arising in the ordinary course of their insurance business. We believe that the ultimate resolution of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial condition. Other than these lawsuits, we are not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

Name	Age	Position	Years Employed by Safety
David F. Brussard	51	Chief Executive Officer and President, Director	27
William J. Begley, Jr.	48	Chief Financial Officer, Vice President and Secretary	17
Daniel F. Crimmins	64	Vice President—Marketing	18
Robert J. Kerton	56	Vice President—Casualty Claims	16
David E. Krupa	42	Vice President—Property Claims	20
Daniel D. Loranger	63	Vice President—Management Information Systems	22
Edward N. Patrick, Jr.	54	Vice President—Underwriting	29
A. Richard Caputo, Jr.	37	Director	—
John W. Jordan II	55	Director	—
David W. Zalaznick	48	Director	—
Bruce R. Berkowitz	44	Director	—
David K. McKown	64	Director	—

        David F. Brussard was appointed President and Chief Executive Officer in June 2001 and has served as a director of Safety Group since October 2001. Since January 1999, Mr. Brussard has been the Chief Executive Officer and President of Safety Insurance. Previously, Mr. Brussard served as Executive Vice President of Safety Insurance from 1985 to 1999 and as Chief Financial Officer and Treasurer of Safety Insurance from 1979 to 1999. Mr. Brussard is also a member of the governing committee, budget committee, executive committee and nominating committee of the Automobile Insurers Bureau and is a member of the governing, actuarial and defaulted broker committees of CAR. Mr. Brussard is also on the Board of Trustees of the Insurance Library Association of Boston.

        William J. Begley, Jr. was appointed Chief Financial Officer, Vice President and Secretary of Safety Group on March 4, 2002. Since January 1999, Mr. Begley has been the Chief Financial Officer and Treasurer of Safety Insurance. Previously, Mr. Begley served as Assistant Controller of Safety Insurance from 1985 to 1987, as Controller of Safety Insurance from 1987 to 1990 and as Assistant Vice President/Controller of Safety Insurance from 1990 to 1999. Mr. Begley also serves on the audit committee of CAR.

        Daniel F. Crimmins was appointed Vice President of Marketing of Safety Group on March 4, 2002. Mr. Crimmins has been employed by Safety for over 18 years and has served as Vice President of Marketing of Safety Insurance since 1985. Mr. Crimmins has over 40 years of experience in the insurance industry. Mr. Crimmins is a member of the market review committee of CAR and the Insurance Managers Association.

        Robert J. Kerton was appointed Vice President of Casualty Claims of Safety Group on March 4, 2002. Mr. Kerton has been employed by Safety for over 16 years and has served as Vice President of Casualty Claims of Safety Insurance since 1986. Mr. Kerton previously served 18 years with Allstate Insurance Company in various Massachusetts claim management assignments. Mr. Kerton serves as Chairman of the Automobile Insurers Bureau claims committee, vice chairman of the CAR claims committee and on the governing board of the Massachusetts Insurance Fraud Bureau.

        David E. Krupa was appointed Vice President of Property Claims of Safety Group on March 4, 2002. Mr. Krupa has been employed by Safety Insurance for over 20 years and has served as Vice President of Property Claims of Safety Insurance since July 1990. Mr. Krupa was first employed by Safety Insurance in 1982 and held a series of management positions in the Claims Department of

Safety Insurance before being appointed Vice President of Safety Insurance in 1990. In addition, Mr. Krupa has been a member of several claims committees both at the Automobile Insurers Bureau and CAR.

        Daniel D. Loranger was appointed Vice President of Management Information Systems of Safety Group on March 4, 2002. Mr. Loranger has been employed by Safety Insurance for over 22 years and has served as Vice President of Management Information Systems and Chief Information Officer of Safety Insurance since 1980. Mr. Loranger began his data processing career with Raytheon Manufacturing in 1960. BEYOND COMPUTING MAGAZINE awarded Mr. Loranger the first place 2000 Partnership Award for the strategic alliance of technology with Safety's business objectives and for development of internal software for Safety.

        Edward N. Patrick, Jr. was appointed Vice President of Underwriting of Safety Group on March 4, 2002. Mr. Patrick has been employed by Safety Insurance for over 29 years and has served as Vice President of Underwriting of Safety Insurance since July 1977 and as Secretary of Safety Insurance since 1999. Mr. Patrick has served on several committees of CAR, including the market review, servicing carrier, statistical, automation and reinsurance operations committees. Mr. Patrick has also served on the CAR operations committee since 1984 and has served as its chairman since 1998.

        A. Richard Caputo, Jr. has served as a director of Safety Group since June 2001. Mr. Caputo has been a partner of The Jordan Company L.P. and its predecessors, a private merchant banking firm, since 1990. Mr. Caputo is also a director of AmeriKing, Inc., GSFI, Inc., Jackson Products, Inc., and Universal Technical Institute, Inc., as well as other privately held companies. AmeriKing, Inc., is currently the subject of Chapter 11 proceedings, and prior to commencement of those proceedings Mr. Caputo was appointed a Vice President of that company.

        John W. Jordan II has served as a director of Safety Group since October 2001. Mr. Jordan has been a managing partner of The Jordan Company L.P. and its predecessors since 1982. Mr. Jordan is also a director of AmeriKing, Inc., Carmike Cinemas, Inc., GSFI, Inc., Jackson Products, Inc., Jordan Industries, Inc., and Kinetek, Inc. (formerly known as Motors and Gears, Inc.), as well as other privately held companies.

        David W. Zalaznick has served as a director of Safety Group since October 2001. Mr. Zalaznick has been a managing partner of The Jordan Company L.P. and its predecessors since 1982. Mr. Zalaznick is also a director of AmeriKing, Inc., Carmike Cinemas, Inc., GFSI, Inc., Jackson Products, Inc., Jordan Industries, Inc., Marisa Christina, Inc., and Kinetek, Inc. (formerly Motors and Gears, Inc.), as well as other privately held companies.

        Bruce R. Berkowitz has served as a director of Safety since November 2002. In December 2001, Mr. Berkowitz became a Deputy Chairman and a director of Olympus Re Holdings, Ltd. Mr. Berkowitz has been a member of the board of trustees of First Union Real Estate and Mortgage Investments since 2000, President and a director of Fairholme Funds, Inc. since 1999, and managing member of Fairholme Capital Management, L.L.C. since 1997.

        David K. McKown has served as director of Safety since November 2002. Mr. McKown served as a Senior Advisor to Eaton Vance Management from 2000 to 2002, focusing on business origination in real estate and asset-based loans. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993, where he focused on acquisitions and high-yield bank debt financings. Mr. McKown worked for BankBoston for over 40 years and had previously been the head of BankBoston's real estate department, corporate finance department and a director of BankBoston's private equity unit. Mr. McKown is currently a director of Equity Office Properties Trust, as well as other privately held companies.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        As of March 28, 2003, there were 39 holders of record of the Company's common stock, par value $0.01 per share, not including stock held in "Street Name".

        The Company's common stock (symbol: SAFT) is listed on the NASDAQ National Market. The quarterly range of the daily high and low sales price for Common Shares during 2002 is presented below:

	2002
	High	Low
Quarter Ended:
December 31	$15.40	$12.00

        The closing price of the Company's common stock on March 28, 2003 was $13.00 per share.

        During 2002 the Company did not declare or pay any cash dividends to stockholders. The Company's Board of Directors declared a quarterly cash dividend on February 20, 2003 of $0.07 per share to stockholders of record on March 3, 2003, payable on March 17, 2003. The Company plans to continue to declare and pay quarterly cash dividends in 2003, depending on the Company's financial position and the regularity of its cash flows.

        The Company relies on dividends from its insurance company subsidiaries, Safety Insurance Company and Safety Indemnity Insurance Company (the "subsidiaries"), for a portion of its cash requirements. The payment by the Company of any cash dividends to the holders of common stock therefore depends on the receipt of dividend payments from its subsidiaries. The payment of dividends by the subsidiaries is subject to limitations imposed by Massachusetts law, as discussed in Item 1.O., Business, Supervision and Regulation, "Insurance Regulation Concerning Dividends", and also in Item 7.D., Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2002. Prior to October 16, 2001, Thomas Black Corporation was the parent company of Safety Insurance. In the Acquisition, on October 16, 2001, Safety Insurance Group, Inc. became the parent company of Thomas Black Corporation.

        The selected historical consolidated financial data for the year ended December 31, 2002 and the successor period October 16, 2001 to December 31, 2001, and as of December 31, 2002 and 2001 have been derived from the financial statements of Safety Insurance Group, Inc. included in this annual report which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected historical consolidated financial data for the predecessor period January 1, 2001 to October 15, 2001 and for the year ended December 31, 2000 have been derived from Safety Insurance Group, Inc.'s financial statements included in this annual report which have been audited by PricewaterhouseCoopers LLP. The summary historical consolidated financial data for the years ended December 31, 1999 and 1998 and as of December 31, 2000, 1999 and 1998 have been derived from Thomas Black Corporation's consolidated financial statements not included in this annual report, which have been audited by PricewaterhouseCoopers LLP. As a result of the Acquisition, financial data for periods prior to the Acquisition may not be comparable with financial data for periods following the Acquisition.

        We have prepared the selected historical consolidated financial data, other than statutory data, in conformity with GAAP. We have derived the statutory data from the annual statements of our insurance subsidiaries filed with insurance regulatory authorities, which were prepared in accordance with statutory accounting practices, which vary in certain respects from GAAP.

        The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the accompanying notes included in this Form 10-K in order to more fully understand the historical consolidated financial data.

				Predecessor
	Successor	Successor	Predecessor
				December 31,
	December 31, 2002	October 16- December 31, 2001(1)	January 1- October 15, 2001(1)
				2000	1999	1998
	(Dollar in thousands, except share data)
Income Statement Data:
Direct written premium	$516,556	$80,238	$391,628	$427,457	$349,206	$287,507
Net written premiums	517,614	82,980	382,486	430,030	330,961	259,153
Net earned premiums	489,256	100,175	347,098	381,413	300,020	246,507
Investment income	26,142	5,359	22,246	26,889	23,870	22,965
Net realized gain (loss) on investments	(277)	(4,284)	(766)	(1,246)	8,102	10,119
Finance and other service income	14,168	2,546	9,260	10,514	9,154	7,701

Total income	529,289	103,796	377,838	417,570	341,146	287,292
Losses and loss adjustment expenses	375,178	75,559	276,383	275,139	225,241	188,913
Underwriting, operating and related expenses	128,866	29,808	87,998	113,425	89,522	74,473
Transaction expenses(2)	—	3,874	5,605	406	—	—
Other expenses	6,250	—	—	—	—	—
Interest expenses	7,254	1,823	550	1,071	1,418	1,716

Total expenses	517,548	111,064	370,536	390,041	316,181	265,102
Income (loss) before income taxes	11,741	(7,268)	7,302	27,529	24,965	22,190
Income tax expense (benefit)	1,280	(1,666)	1,678	8,255	8,667	7,778

Net income (loss) before extraordinary item	10,461	(5,602)	5,624	19,274	16,298	14,412
Excess of fair value of acquired net assets over purchase price	—	117,523	—	—	—	—

Net income	$10,461	$111,921	$5,624	$19,274	$16,298	$14,412
Dividends on mandatorily redeemable preferred stock	(1,219)	(280)	—	—	—	—

Net income available to common shareholders	$9,242	$111,641	$5,624	$19,274	$16,298	$14,412

Net income (loss) per common share before extraordinary item:
Basic	$1.44	$(1.07)	$6.26	$22.50	$19.95	$18.47

Diluted	$1.38	$(1.07)	$6.26	$22.50	$19.95	$18.47

Extraordinary item per common share:
Basic	$—	$21.29	$—	$—	$—	$—

Diluted	$—	$21.29	$—	$—	$—	$—

Net income available to common shareholders per common share:
Basic	$1.44	$20.23	$6.26	$22.50	$19.95	$18.47

Diluted	$1.38	$20.23	$6.26	$22.50	$19.95	$18.47

Weighted average number of common shares outstanding:
Basic	6,433,786	5,519,500	898,300	856,800	816,800	780,300

Diluted	6,699,338	5,810,000	898,300	856,800	816,800	780,300

	Successor		Predecessor
	As of and for the Year Ended December 31,
	2002	2001(1)	2000	1999	1998
	(Dollar in thousands, except ratios)
Balance Sheet Data:
Total cash & investments	$638,663	$529,286	$505,006	$447,836	$434,356
Total assets	978,596	859,174	833,339	770,009	734,647
Loss and loss adjustment expenses reserves	333,297	302,556	302,131	315,226	311,846
Total debt	19,956	99,500	13,383	18,000	22,500
Total liabilities	733,344	727,512	620,388	594,905	563,499
Mandatorily redeemable preferred stock	—	22,680	—	—	—
Total shareholders' equity	245,252	108,982	212,951	175,105	171,148
Statutory Data:
Policyholders' surplus (at period end)	$234,204	$220,081	$192,577	$185,529	$179,926
Loss ratio(3)	77.5%	78.8%	73.5%	76.1%	77.1%
Expense ratio(3)	24.9	25.0	27.3	28.6	29.1

Combined ratio(3)	102.4%	103.8%	100.8%	104.7%	106.2%

(1)
In this financial presentation, the financial data for 2001 has been split into a predecessor period from January 1, 2001 to October 15, 2001 and a successor period from October 16, 2001 to December 31, 2001.

(2)
Our transaction expenses reflect the costs we incurred in connection with the Acquisition. See "The Acquisition."

(3)
The loss ratio is the ratio of losses and loss adjustment expenses to net earned premiums. The expense ratio, when calculated on a statutory accounting basis, is the ratio of underwriting expenses to net written premiums. The combined ratio is the sum of the loss ratio and the expense ratio. Our expense ratios and combined ratios shown include certain compensation and interest expenses charged to our insurance subsidiaries under our prior majority owner which are described in footnote 1 to the table shown under "Management's Discussion and Analysis of Financial Condition and Results of Operations—General—Insurance Ratios."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto, which appear elsewhere in this document.

        The following discussion contains forward-looking statements. We intend statements which are not historical in nature to be, and are hereby identified as "forward-looking statements" to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, the media and others. This safe harbor requires that we specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of us. We cannot promise that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from and worse than our expectations. See "Forward-Looking Statements" on page 49 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

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

        As discussed below under "The Acquisition", Safety acquired (the "Acquisition") all of the issued and outstanding stock of TBC on October 16, 2001. As a result of the Acquisition, the capital structure and basis of accounting of our Company differ from those of TBC prior to the Acquisition. Therefore, the financial data with respect to periods prior to the Acquisition ("predecessor" period) may not be comparable to data for periods subsequent to the Acquisition ("successor" period). In addition, the recent November 27, 2002 initial public offering ("IPO"), the use of those IPO net proceeds, the Preferred Share Exchange, as defined below, and a direct sale of 350,000 additional shares of common stock (the "Direct Sale") have further altered the current capital structure of our Company.

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 81.5% of our direct written premiums in 2002), we offer a portfolio of insurance products, including commercial automobile (9.9% of 2002 direct written premiums), homeowners (7.4% of 2002 direct written premiums), dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance Company, or Safety Insurance, and Safety Indemnity Insurance Company, we have established strong relationships with 524 independent insurance agents in 627 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger carrier in Massachusetts, capturing an approximately 10.4% share of the Massachusetts private passenger automobile market in 2002 based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer's number of car-years, a measure we refer to in this discussion as automobile exposures.

  The IPO

        In connection with management's plan for the sale of our common stock in the initial public offering ("IPO") that closed on November 27, 2002, the Board of Directors of Safety (the "Board") declared a 23.24 for 1 common stock split on November 12, 2002 in the form of a stock dividend that became effective immediately after the Company filed its amended and restated certificate of incorporation prior to the offering. In accordance with the provisions of FAS 128, Earnings Per Share, all earnings per share for the successor period presented in the consolidated financial statements of the Company have been adjusted retroactively for the stock split. The Stock Appreciation Rights ("SARs") and restricted shares referred to in Note 2 to our financial statements included in this Form 10-K have been similarly adjusted for the stock split.

        The holders of the preferred stock agreed to amend the terms of the preferred stock to cause it to automatically convert into common stock upon the closing of the IPO at the IPO price. Based upon the $12.00 per share IPO price, 1,866,665 additional common shares were issued in connection with the preferred share exchange (the "Preferred Share Exchange") upon the close of the IPO.

        On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan ("the Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options, SARs and restricted stock awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000 after adjustment for the stock dividend declared in connection with the IPO. On July 1, 2002, the Board authorized the grant of 379,000 options to purchase common stock to certain employees and one nominee for director, pursuant to the Incentive Plan. These grants were effective on the IPO date at an exercise price equal to the $12.00 per share IPO price, have a ten year term and vest in five equal annual installments beginning on the first anniversary date of these grants. The Board and the Compensation Committee intend to issue more options under the Incentive Plan in the future, not to exceed the maximum number of shares to be granted.

        Concurrent with the IPO, we incurred approximately $6.3 million of other expenses on a pre-tax basis for the year ended December 31, 2002. These expenses incurred are non-recurring in nature and are required to be expensed under GAAP.

  The Acquisition

        On October 16, 2001, Safety acquired TBC, the holding company for our insurance and other subsidiaries, from a group of shareholders consisting primarily of TBC's founder and members of his immediate family. We accounted for the Acquisition using the purchase method of accounting, in accordance with the treatment of a business combination under Statement of Financial Accounting Standards No. 141, Business Combinations. Under purchase accounting: (i) we recorded the assets and liabilities of TBC at their estimated fair value at the date of Acquisition; (ii) we used the excess of acquired net assets over the purchase price to reduce the estimated fair values of all non-current, non-financial assets, principally equipment and leasehold improvements; and (iii) we recorded the remaining $117.5 million excess of the estimated fair value of net assets over purchase price as an extraordinary gain in the consolidated statement of operations for the period October 16, 2001 through December 31, 2001 in accordance with SFAS No. 141.

        Under purchase accounting, the fair value of our reserves for losses and loss adjustment expenses and related reinsurance recoverables was estimated based on the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables, and included a profit and risk margin. In determining the fair value estimate, management adjusted our historical GAAP undiscounted net loss reserves to present value assuming a 4.0% discount rate, which approximated the U.S. Treasury rate on the date of the Acquisition. The discounting pattern was actuarially developed from our historical loss data. A profit and risk margin of 6.0% was applied to the discounted loss reserves, to reflect management's estimate of the cost we would incur to reinsure the full amount of our net loss and loss adjustment expense reserves with a third party reinsurer. This margin was based upon management's assessment of the uncertainty inherent in the net loss reserves and their knowledge of the reinsurance marketplace.

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

        In connection with the Acquisition, we incurred approximately $9.5 million and $0.4 million of transaction-related expenses on a pre-tax basis for the years ended December 31, 2001 and December 31, 2000, respectively. These expenses incurred are non-recurring in nature and are required to be expensed under GAAP.

  Adjusted After-Tax Operating Income

        In managing our business, one measure we use to evaluate our performance is our adjusted after-tax operating income. In calculating these amounts, we start with our reported generally accepted accounting principles ("GAAP") net income available to common shareholders and exclude net realized investment gains/(losses) and certain other items that we do not believe reflect overall operating trends. The size and timing of realized investment gains/(losses) are often subject to management's discretion. The other excluded items are related to costs incurred as a result of our prior ownership structure (predecessor) and certain other items that are not expected to recur, primarily comprised of a $117.5 million extraordinary gain for the excess of fair value of acquired net assets over cost. While some of these items may be significant components of our GAAP net income, we believe that adjusted operating income is an appropriate measure that is more reflective of the net income attributable to the ongoing operations of the business.

        Items are excluded from adjusted after-tax operating income based on management's judgment after a thorough review of our results of operations for the relevant period. Because discretion is exercised in compiling these amounts, adjusted operating income is an imperfect measure of operating trends, and inconsistencies may exist in the adjustments made by management. Adjusted after-tax operating income is not a substitute for net income determined in accordance with GAAP, and investors should not place undue reliance on this measure. Our adjusted after-tax operating income may be different from similarly titled measures of other companies. The following are the adjustments we made to GAAP net income to arrive at adjusted after-tax operating income.

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2002	October 16- December 31, 2001	January 1- October 15, 2001	Year Ended December 31, 2000
	(Dollars in thousands)
Adjusted after-tax operating income available to common shareholders	$15,145	$1,718	$14,294	$29,375

Adjustments
Net realized losses on sales of investments	(180)	(2,785)	(498)	(810)
Extraordinary gain(1)	—	117,523	—	—
Employee stock ownership plan/supplemental executive Stock ownership plan compensation expenses(2)	—	—	(2,180)	(6,371)
Chairman salary and bonus(3)	—	—	(1,300)	(1,960)
Transaction expense(4)	—	(3,874)	(4,334)	(264)
Interest expense(2)	—	—	(358)	(696)
TJC management fees(5)	(3,415)	(136)	—	—
Put and call options on shares held by management(6)	(2,909)	(805)	—	—
Changes in tax estimates	601	—	—	—

Total after-tax adjustments	(5,903)	109,923	(8,670)	(10,101)

GAAP reported:
Net income available to common shareholders	$9,242	$111,641	$5,624	$19,274

(1)
Represents extraordinary gain related to the excess of the estimated fair value of net assets over the purchase price in connection with the Acquisition in accordance with FAS 141, Business Combinations.

(2)
Represents interest and other expenses related to the elimination of employee stock ownership plan and supplemental executive stock ownership plan compensation expenses incurred during the predecessor period. We established these plans in 1995 under our prior majority owner. These plans represented a much larger retirement benefit than was provided prior to their implementation or that has been provided under our 401(k) plan since January 1, 2002. We do not believe that expenses of a comparable magnitude will be needed to attract and motivate our employees in the future. Accordingly, management believes that this adjustment is appropriate. 401(k) expenses incurred were $567 and $0 for the years ended

  December 31, 2002 and 2001, respectively. Further, $4,715 and $1,185 of after-tax interest expense, and $1,463 and $0 of after-tax unamortized deferred debt issuance costs expensed related to outstanding debt from the Acquisition for the years ended December 31, 2002 and 2001, respectively, have not been added back to GAAP net income available to common shareholders in determining adjusted after-tax operating income available to common shareholders.

(3)
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

(4)
Represents transaction expenses incurred in connection with the Acquisition.

(5)
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

(6)
Represents compensation expenses related to put and call options on shares held by management. These options terminated upon completion of the IPO.

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

        As of December 31, 2002, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

        We are subject to the extensive regulation of the private passenger automobile insurance industry in Massachusetts, which represented 81.5% of our direct written premiums in 2002. Owners of registered automobiles are required to maintain minimum automobile insurance coverages. Generally, we are required by law to issue a policy to any applicant who seeks it. We are also required to participate in a state-mandated reinsurance program run by CAR to which we cede certain unprofitable risks and from which we are allocated a portion of the overall losses. This program operates at an underwriting deficit. This deficit is allocated among every Massachusetts automobile insurance company, including us, based on a complex formula that takes into consideration a company's voluntary market share, the rate at which it cedes business to CAR, and the company's utilization of a credit system CAR has designed to encourage carriers to reduce their use of CAR. In addition, based on our market share, we are assigned certain agents by CAR that have been unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs.

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

        Each year, the Commissioner sets maximum premium rates that may be charged and minimum commissions that may be paid to agents for personal automobile insurance. The Commissioner approved no change in personal automobile premiums for 2002, as compared to an average rate decrease of 8.3% in 2001. During the period from 1995 through 2002 average rates decreased in five out of eight of those years. Coinciding with the 2002 rate decision, the Commissioner also approved a decrease in the commission rate agents receive for selling private passenger automobile insurance, as a percentage of premiums, from 12.3% in 2001 to 11.7% in 2002, with a further decrease to 11.0% in 2003.

        Although state-mandated average maximum private passenger automobile insurance rates did not increase in 2002, our average premium per automobile exposure in the twelve months ended December 31, 2002 increased from the twelve months ended December 31, 2001 by approximately 5.2%. This increase was primarily the result of our elimination of Safe Driver Insurance Plan discounts, reduced affinity group discounts and purchases of new automobiles by our insureds. Further, beginning in late 2000, we began a new rate pursuit initiative that validated insured rating classifications and discount eligibility, and which we believe contributed to the increase in our average premiums received per automobile exposure. The table below shows average Massachusetts-mandated personal automobile premium rate changes and changes in our average premium per automobile exposure from 1991-2002.

Massachusetts Private Passenger Rate Decisions

Year	State Mandated Average Rate Change(1)	Safety Change in Average Premium per Automobile Exposure
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%
1997	(6.2)%	(5.1)%
1996	(4.5)%	(7.7)%
1995	(6.1)%	(3.6)%
1994	2.9%	1.0%
1993	5.7%	5.3%
1992	8.0%	4.9%
1991	6.9%	5.7%

(1)
Source: Division of Insurance rate decisions for 1991 - 2002.

        The Commissioner announced on December 13, 2002, a 2.7% statewide average private passenger rate increase for 2003, and the Commissioner also approved a decrease in the commission rate agents receive for selling private passenger automobile insurance, as a percentage of premiums, from 12.3% in 2001, to 11.7% in 2002, and a further decrease to 11.0% in 2003.

  Insurance Ratios

        The property and casualty insurance industry uses the combined ratio as a measure of underwriting profitability. On a statutory accounting basis, the combined ratio is the sum of the loss ratio (losses and loss adjustment expenses incurred as a percent of net earned premiums) plus the expense ratio (underwriting expenses, which include acquisition costs, as a percent of net written premiums). The combined ratio reflects only underwriting results, and does not include income from investments or finance income. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions and other factors.

        Our statutory insurance ratios for the years ended December 31, 2002, 2001 and 2000, respectively, are outlined in the following table:

	For the Years Ended December 31,
	2002	2001		2000
Safety Ratios(2):
Loss Ratio	77.5%	78.8%		72.3%
Expense Ratio	24.9	26.1	(1)	28.2	(1)

Combined Ratio	102.4%	104.9	%(1)	100.5	%(1)
Property and Casualty Industry:
Combined Ratio(3)	N/A	115.9%	(4)	110.3%	(4)

(1)
The above adjusted statutory expense and combined ratios for the years 2000 and 2001 include certain expenses that management believes are not indicative of ongoing statutory underwriting performance, as described under "Management's Discussion and Analysis of Financial Condition and Results of Operation—General—Adjusted After-Tax Operating Income." These expenses consist of compensation and interest expenses related to our employee stock ownership plan and our supplemental executive stock ownership plan which were terminated effective with the Acquisition and compensation expense related to the former majority owner whom we no longer employ. If these costs were excluded from our expense ratios, our adjusted expense and combined ratios, respectively, would have been 24.8% and 103.6% for 2001, and 25.2% and 97.5% for 2000.

(2)
The ratios shown for 2000 have also been adjusted from amounts previously reported to present our business assumed from CAR on a gross basis. Each insurer writing private passenger automobile insurance in Massachusetts must assume a share of premiums, losses, loss adjustment expenses and underwriting expenses from a state-mandated reinsurance pool run by CAR. Prior to 2001, we recorded our share of premiums assumed from this pool and the related losses, loss adjustment expenses and underwriting expenses by netting these items and reflecting the resulting net loss in losses and loss adjustment expenses. Effective January 1, 2001, we began recording these premiums and the related losses, loss adjustment expenses and underwriting expenses on a gross basis in our statutory financial statements. For a presentation of our statutory ratios as originally reported, see "Selected Historical Financial Data."

(3)
For property and casualty industry data, the combined ratios include dividends to policyholders. Our property and casualty industry combined ratio is based on data compiled by A.M. Best. This data aggregates the performance of 2,455 national and regional property and casualty insurance companies and does not include these companies' life and other non-property and casualty insurance results. The mix of products that we offer may be different from the mix offered by these other property and casualty companies.

(4)
Source: A.M. Best, AGGREGATES & AVERAGES, 2002 Edition.

  Effects of Inflation

        We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

  New Accounting Pronouncements

        In June 2001, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With respect to deferred credits (i.e. negative goodwill), SFAS No. 141 calls for the recognition of all existing deferred credits arising from business combinations for which the Acquisition date was after June 30, 2001 to be recognized through the income statement as an extraordinary gain. Effective with the Acquisition, we adopted SFAS No. 141 and accounted for the Acquisition under the purchase method. We recognized the resultant deferred credit of $117.5 million through earnings as an extraordinary gain in the successor period of 2001.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The provisions related to the disclosure requirements to be made by a guarantor are effective for financial statements of interim and annual reporting periods ending after December 15, 2002. The provisions related to the recognition of a liability and initial measurement shall be applied prospectively to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this Interpretation is not expected to have a material impact on the Company's financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148") which amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The objective of SFAS No. 148 is to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to maintain its accounting for stock-based compensation in accordance with APB No. 25, but has adopted the disclosure provisions of SFAS No. 148. (See Note 6 in Notes to Consolidated Financial Statements).

Critical Accounting Policies

        Loss and Loss Adjustment Expense Reserves.    Significant periods of time can elapse between the occurrence of an insured loss, the reporting to us of that loss and our final payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. Our reserves represent estimates of amounts needed to pay reported and unreported losses and the expenses of investigating and paying those losses, or loss adjustment expenses. Every quarter, we review our previously established reserves and adjust them, if necessary. Refer to the discussion starting on page 13 of "Part I., Item 1. Business, I. Reserves" for a more detailed discussion.

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

        The changes we have recorded in our reserves in the past three years illustrate the uncertainty of estimating reserves. In 2002, 2001 and 2000, our reserve reviews indicated that our reserves established in prior years were slightly higher than necessary, and so in those years we released $2.3 million, $7.3 million and $27.0 million, respectively, of previously established reserves for losses and loss adjustment expenses. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

        Other-Than-Temporary Impairments.    We use a systematic methodology to evaluate declines in market values below cost or amortized cost of our investments. This methodology ensures that we evaluate available evidence concerning any declines in a disciplined manner. Refer to the discussion starting on page 19 of "Part I., Item 1. Business, M. Investments" for a more detailed discussion.

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

        We record other-than-temporary impairments as a realized loss, which serves to reduce net income and earnings per share. We record temporary losses as unrealized losses, which do not impact net income and earnings per share but reduce other comprehensive net income. The risks inherent in our assessment of other-than-temporary impairments include the risk that market factors may differ from our expectations, or that the credit assessment could change in the near term, resulting in a charge to earnings.

Results of Operations

        The table below shows certain of our selected financial results for the years ended December 31, 2002, 2001 and 2000. For comparative purposes, the predecessor and successor periods have been combined under the caption "For the Year Ended December 31, 2001."

	For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Direct written premiums	$516,556	$471,866	$427,457
Net written premiums	517,614	465,466	430,030
Net earned premiums	489,256	447,273	381,413
Investment income	26,142	27,605	26,889
Net realized losses	(277)	(5,050)	(1,246)
Finance and other service income	14,168	11,806	10,514

Total revenues	529,289	481,634	417,570

Losses and loss adjustment expenses	375,178	351,942	275,139
Underwriting, operating and related expenses	128,866	117,806	113,425
Transaction expenses	—	9,479	406
Other expenses	6,250	—	—
Interest expenses	7,254	2,373	1,071

Total expenses	517,548	481,600	390,041

Income before taxes	11,741	34	27,529
Income taxes	1,280	12	8,255

Net income before extraordinary item and preferred dividends	$10,461	$22	$19,274

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

        Direct Written Premiums.    Direct written premiums for the year ended December 31, 2002 increased by $44.7 million, or 9.5%, to $516.6 million from $471.9 million for the year ended December 31, 2001. This increase was primarily due to an approximate 5.2% increase in the average written premium per automobile exposure on our private passenger automobile business, a 2.2% increase in our private passenger automobile written exposures, and a 7.6% increase in our commercial automobile written exposures. We also increased our average rates on commercial automobile insurance by 7.2% effective January 1, 2002, and in addition we increased our average rates on homeowners insurance by 9.8% effective February 19, 2002.

        Net Written Premiums.    Net written premiums for the year ended December 31, 2002 increased by $52.1 million, or 11.2%, to $517.6 million from $465.5 million for the year ended December 31, 2001. This increase was primarily due to the increase in direct written premiums, and an increase in assumed premiums from CAR.

        Net Earned Premiums.    Net earned premiums for the year ended December 31, 2002 increased by $42.0 million, or 9.4%, to $489.3 million from $447.3 million for the year ended December 31, 2001. This increase was primarily due to an approximately 4.4% increase in automobile exposures for which we earned premiums in our private passenger automobile business, an increase in assumed premiums from CAR, and the increased rates on our private passenger automobile, commercial automobile and homeowners lines.

        Investment Income.    Investment income for the year ended December 31, 2002 decreased by $1.5 million, or 5.4%, to $26.1 million from $27.6 million for the year ended December 31, 2001. An increase of $57.5 million or 11.1% in average invested securities and cash (at fair value) to $574.6 million for the year ended December 31, 2002 from $517.1 million for the year ended December 31, 2001 was more than offset by a decrease in net effective yield on our investment portfolio to 4.55% from 5.34% during the same period due to declining interest rates on our investment portfolio, as well as a change in management's investment strategy to shorten the duration of our portfolio, shift to higher rated securities, and increase our tax-exempt holdings.

        Net Realized Investment Losses.    Net realized investment losses for the year ended December 31, 2002 decreased by $4.7 million to $0.3 million from $5.0 million for the year ended December 31, 2001. The 2001 net realized losses resulted primarily from the sale of certain securities which had significantly declined in credit quality from the date of purchase and from sales of securities in the ordinary course following the resetting of their carrying value under purchase accounting as of the date of the Acquisition.

        The gross unrealized appreciation (depreciation) of investments in fixed maturities securities as of December 31, 2002, was as follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
U.S Treasury securities and obligations of U.S. Government agencies(1)	$188,423	$6,690	$(22)	$195,091
Obligations of states and political subdivisions	189,680	7,946	(77)	197,549
Asset-backed securities	84,356	3,446	(561)	87,241
Corporate and other securities	109,604	4,836	(250)	114,190

Totals	$572,063	$22,918	$(910)	$594,071

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Federal National Mortgage Association (FNMA). As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

        As of December 31, 2002, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturities securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody's Investors Services, Inc. of Baa or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2). In addition, all fixed maturity securities we held were publicly traded.

        In connection with the purchase price allocation adjustments recorded effective with the Acquisition, we increased our net cost basis in investment securities held by an aggregate of approximately $12.7 million to their fair market values as of October 16, 2001. None of our gross unrealized losses of $0.9 million as of December 31, 2002 has existed for longer than six months and at a value of less than 80% of cost. As of December 31, 2001, we had gross unrealized losses of $7.9 million, of which approximately $7.3 million related to fixed maturity obligations of the U.S. government, states, and government agency asset-backed securities. The remaining $0.6 million of gross unrealized losses at that date related to holdings of investment grade corporate fixed maturities securities in a variety of industries and sectors, including banking, retail, finance, consumer product, telecommunications, entertainment, utilities and aerospace.

        The unrealized losses recorded on the fixed maturity investment portfolio at December 31, 2002 resulted primarily from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

        Of the approximately $0.9 million gross unrealized losses as of December 31, 2002, approximately $0.7 million relates to fixed maturity obligations of states and political subdivisions, and U.S. government agency asset-backed securities (i.e., Government National Mortgage Association, Federal Home Loan Mortgage Corporation). The remaining $0.2 million of gross unrealized losses relates to holdings of investment grade corporate fixed maturities securities in a variety of industries and sectors, including banking, finance, telecommunications, entertainment and utilities.

        Gross unrealized losses for the year ended December 31, 2002 decreased from $7.9 million at December 31, 2001 to $0.9 million at December 31, 2002. During the year ended December 31, 2002, there was a significant deterioration in the credit quality of two of our holdings in the telecommunications sector. The Company recognized an after-tax realized loss of approximately $1.3 million for one of these securities sold in June and recorded an after-tax other-than-temporary impairment of approximately $0.7 million for the other telecommunications security. During September 2002, this other security was sold at a realized loss of approximately $0.1 million. For the year ended December 31, 2001, we did not record any other-than-temporary impairment charges relating to our portfolio of investment securities.

        Finance and Other Service Income.    Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the year ended December 31, 2002 increased by $2.4 million, or 20.0%, to $14.2 million from $11.8 million for the year ended December 31, 2001. These increases were due to a $1.9 million increase in premium installment billing fees due to growth in the number of policies and the fee charged per policy, as well as $0.5 million increase in miscellaneous income from CAR.

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for the year ended December 31, 2002 increased $23.3 million, or 6.6%, to $375.2 million from $351.9 million for the year ended December 31, 2001. As a percentage of premiums earned, losses and loss adjustment expenses incurred for the year ended December 31, 2002 was 76.7% compared to 78.7% for the comparable 2001 period. The ratio of net incurred losses, excluding loss adjustment expenses, to premiums earned for year ended December 31, 2002 was 68.3% compared to 67.9% for the year ended December 31, 2001. We experienced higher assumed residual market losses during the year ended December 31, 2002 than for the year ended December 31, 2001, which is the result of our increased share of 2002 CAR results, a higher CAR loss ratio and strengthening of prior year CAR reserves. Finally, in 2002 we released $2.3 million of loss reserves related to prior years, compared to $7.3 million in 2001.

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expenses for the year ended December 31, 2002 increased by $11.1 million, or 9.4%, to $128.9 million from $117.8 million for the comparable 2001 period. As a percentage of net written premiums, our underwriting expense ratio for the year ended December 31, 2002 was 24.9% compared to 25.3% for the comparable 2001 period.

        Massachusetts law requires that we participate in the Massachusetts Insurers Insolvency Fund, which pays claims up to $0.3 million of a policyholder of an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within sixty days after the declaration of insolvency. We account for allocations from the Massachusetts Insurers Insolvency Fund as underwriting expenses.

Underwriting expenses in 2002 and 2001 included $2.1 million and $1.4 million of charges representing our allocation from the Massachusetts Insurers Insolvency Fund. Underwriting, operating and related expenses for the year ended December 31, 2002 included $5.0 million in compensation expenses related to put and call options on shares held by management, while the comparable 2001 period included $6.9 million related to $3.5 million of expense incurred under the employee stock ownership plan and the supplemental executive stock ownership plan, both of which were terminated at the Acquisition, $2.0 million in compensation paid to our former majority owner, $1.2 million in compensation expense related to put and call options on shares held by management and $0.2 million in fees paid to TJC Management.

        Transaction Expenses.    Transaction expenses for the year ended December 31, 2002 decreased to $0 from $9.5 million for the comparable 2001 period. The transaction expenses for the year ended December 31, 2001 represent costs incurred by the seller and paid by us in connection with the Acquisition. Such seller costs primarily included transaction expenses in the predecessor period related primarily to transaction bonuses to employees, fees paid to Thomas Black Corporation's investment banker and legal fees. These costs were non-recurring in nature and did not result from ongoing insurance operations.

        Other Expenses.    Other expenses for the year ended December 31, 2002 increased to $6.3 million from $0 for the year ended December 31, 2001. Other expenses are comprised of $4.0 million of TJC management termination fee expense related to services that ceased at the IPO, and $2.3 million of unamortized deferred debt issuance costs related to the Acquisition debt which were expensed upon the repayment of this debt, concurrent with the IPO.

        Interest Expenses.    Interest expenses for the year ended December 31, 2002 increased by $4.9 million to $7.3 million from $2.4 million for the year ended December 31, 2001. Interest expenses for 2002 were related to Acquisition debt that was extinguished at the IPO, as well as indebtedness incurred in connection with the IPO. Interest expenses for 2001 were related to the employee stock ownership plan debt that was extinguished at the Acquisition, as well as indebtedness incurred in connection with the Acquisition. Primarily as a result of the IPO, we significantly reduced our debt outstanding to $20.0 million at December 31, 2002 from $99.5 million at December 31, 2001.

        Income Taxes.    Our effective tax rate on net income before preferred stock dividends was 10.9% and 33.0% for the year ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2002, the effective rate was lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income. For the year ended December 31, 2001, the effective tax rate was lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income, offset by non-deductible employee stock ownership plan and certain Acquisition related transaction expenses. See note 13 to our consolidated financial statements.

        Net Income Before Extraordinary Item and Preferred Stock Dividends.    Net income before extraordinary item and preferred dividends for the year ended December 31, 2002 increased to $10.5 million from $0 for the comparable 2001 period. These increases were a result of the factors previously discussed above.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

        Direct Written Premiums.    Direct written premiums for the year ended December 31, 2001 increased by $44.4 million, or 10.4%, to $471.9 million from $427.5 million for the year ended December 31, 2000. This increase was primarily due to an approximately 6.0% increase in the average written premium per automobile exposure on our private passenger automobile business. We also increased our average rates on commercial automobile insurance by 20%, and increased our average rates on homeowners insurance by 17%. Although the mandated average personal automobile rates declined 8.3% in 2001 from 2000, our average premium per automobile exposure remained flat as a result of factors including our reduced offering of discounts, our rate pursuit initiatives and new automobile purchases by our insureds.

        Net Written Premiums.    Net written premiums for the year ended December 31, 2001 increased by $35.5 million, or 8.3%, to $465.5 million from $430.0 million for the year ended December 31, 2000. The increase was due primarily to increased policy growth on our direct business.

        Net Earned Premiums.    Net earned premiums for the year ended December 31, 2001 increased by $65.9 million, or 17.3%, to $447.3 million from $381.4 million for the year ended December 31, 2000. This increase was due primarily to increased policy growth on our direct business.

        Investment Income.    Investment income for the year ended December 31, 2001 increased by $0.7 million, or 2.6%, to $27.6 million from $26.9 million for the year ended December 31, 2000. The increase was primarily due to an increase in average invested assets to $517.1 million from $476.4 million for the year ended December 31, 2000, which was offset by a decrease in effective yield on our investment portfolio from 5.6% in 2000 to 5.3% in 2001.

        Net Realized Investment Losses.    Net realized investment losses for the year ended December 31, 2001 were $5.0 million and were $1.2 million for the year ended December 31, 2000. The 2001 net realized losses resulted primarily from the sale of certain securities which had significantly declined in credit quality from the date of purchase and from sales of securities in the ordinary course following the resetting of their carrying value under purchase accounting as of the date of the Acquisition.

        The gross unrealized appreciation (depreciation) of investments in fixed maturities securities as of December 31, 2001, were as follows:

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
U.S Treasury securities and obligations of U.S. Government agencies(1)	$179,159	$573	$(3,362)	$176,370
Obligations of states and political subdivisions	130,282	4	(2,489)	127,797
Asset-backed securities	80,103	55	(1,435)	78,723
Corporate and other securities	124,382	594	(574)	124,402

Totals	$513,926	$1,226	$(7,860)	$507,292

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

        In connection with the purchase price allocation adjustments recorded effective with the Acquisition, we increased our net cost basis in investment securities held by an aggregate of approximately $12.7 million to their fair market values as of October 16, 2001. As of December 31, 2001, we had gross unrealized losses of $7.9 million, of which approximately $7.3 million related to fixed maturity obligations of the U.S. government, states, and government agency asset-backed securities. The remaining $0.6 million of gross unrealized losses at that date related to holdings of investment grade corporate fixed maturities securities in a variety of industries and sectors, including banking, retail, finance, consumer product, telecommunications, entertainment, utilities and aerospace.

        Finance and Other Service Income.    Finance and other service income for the year ended December 31, 2001 increased by $1.3 million, or 12.4%, to $11.8 million from $10.5 million for the year ended December 31, 2000. The increase was primarily due to policy growth as described above.

        Loss and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for the year ended December 31, 2001 increased $76.8 million, or 27.9%, to $351.9 million from $275.1 million for the year ended December 31, 2000. As a percentage of premiums earned, losses and loss adjustment expenses incurred for 2001 was 78.7% compared to 72.1% in 2000. The ratio of net incurred losses, excluding loss adjustment expenses, to premiums earned was 67.9% in 2001 compared to 60.7% in 2000. Poor weather in the first quarter of 2001 impacted our personal and commercial automobile loss ratios, and poor weather in the first and second quarters of 2001 impacted our homeowners loss ratio. We ceded less business to the residual market in 2001, thereby increasing our loss ratio, which was partially offset by a lower share of the residual market. We experienced higher assumed residual market losses during 2001, which were the result of a higher CAR loss ratio. Finally, in 2001 we released $7.3 million of loss reserves related to prior years, compared to $27.0 million in 2000.

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expenses for the year ended December 31, 2001 increased $4.4 million, or 3.9%, to $117.8 million from $113.4 million for the year ended December 31, 2000. As a percentage of net written premiums, our underwriting expense ratio for 2001 was 25.3% compared to 26.4% in 2000. The lower underwriting expense ratio in 2001 resulted from lower expenses primarily due to the continued effects of our technology program with respect to our agents, which allowed us to achieve economies of scale, and to a lesser extent to reductions in contingent commissions paid to our agents. Massachusetts law requires that we participate in the Massachusetts Insurers Insolvency Fund, which pays claims up to $0.3 million of a policyholder of an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within sixty days after the declaration of insolvency. We account for allocations from the Massachusetts Insurers Insolvency Fund as underwriting expenses. The underwriting ratio in 2001 included a $1.4 million charge representing our allocation from the Massachusetts Insurers Insolvency Fund for the insolvencies of The Trust Insurance Company and Reliance Insurance Company. Underwriting, operating and related expenses for the year ended December 31, 2001 included $3.5 million of expense incurred under the employee stock ownership plan and the supplemental executive stock ownership plan, both of which were terminated at the Acquisition, $2.0 million in compensation paid to our former majority owner, $1.2 million in compensation expense related to put and call options on shares held by management and $0.2 million in fees paid to TJC Management. Underwriting, operating and related expenses for the year ended December 31, 2000 included $8.9 million of expense incurred under the employee stock ownership plan and the supplemental executive stock ownership plan, both of which were terminated as of the Acquisition, and $3.0 million in compensation paid to our prior majority owner.

        Transaction Expenses.    Transaction expenses increased to $9.5 million in 2001, as compared to $0.4 million in 2000. These expenses represent costs incurred in connection with the Acquisition. These costs were non-recurring in nature and did not result from ongoing insurance operations. Such costs primarily included transaction bonuses earned by employees, fees paid to Thomas Black Corporation's investment banker and legal fees.

        Interest Expense.    Interest expense for the year ended December 31, 2001 was $2.4 million compared to $1.1 million for the year ended December 31, 2000. The increase in 2001 was the result of indebtedness incurred in connection with the Acquisition, offset, in part, by a reduction in interest expense incurred in connection with the employee stock ownership plan to $0.5 million in 2001 from $1.1 million in 2000. Upon the Acquisition, our employee stock ownership plan and supplemental executive stock ownership plan were terminated.

        Income Taxes.    Our effective tax rate on net income before extraordinary item was 35.3% and 30.0% for the years ended December 31, 2001 and 2000, respectively. In 2001, the effective rate approximated the statutory rate of 35% due to a reduction in taxable income related to tax-exempt investment income, offset by non-deductible transaction expenses and state income tax expense. In 2000, the effective rate was lower than the statutory rate of 35% primarily due to tax-exempt interest income and the corporate dividends received deduction offset by non-deductible state income tax and employee stock ownership plan expenses. See note 13 to our consolidated financial statements.

        Net Income Before Extraordinary Item and Preferred Stock Dividends.    Net income before extraordinary item and preferred stock dividends decreased $19.2 million, or 100.0%, to $0 during for the year ended December 31, 2001 as compared to $19.3 million for the year ended December 31, 2000, as a result of the factors previously mentioned.

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

        For the years ended December 31, 2002 and 2001, our consolidated cash flow provided by operations was $85.4 million and $30.2 million, respectively. This $55.2 million increase was primarily a result of cash flow from growth in written premium.

        For the years ended December 31, 2002 and 2001, our consolidated cash flow used for investing activities was $63.7 million and $150.9 million, respectively. The $87.2 million decrease was attributable to the increase in net bond proceeds of $51.1 million in 2002, offset by the purchase of TBC that occurred in 2001.

        Financing activities have also been a source of liquidity for us. In 2002, we obtained cash to pay down our long-term debt principally from borrowings under our new credit facility, and also from issuing our common stock in our IPO that closed November 27, 2002. In 2001, we obtained cash to pay for the Acquisition and related expenses principally from borrowings under our old credit facility, the issuance of our notes, preferred stock, and common stock, each of which are described below.

        Old Credit Facility.    In connection with the Acquisition, TBC borrowed a total of $69.5 million under our old credit facility. Fleet National Bank was the arranger under this facility, which consisted of a $55.0 million term loan and a $20.0 million revolving credit facility. We borrowed the entire amount of the term loan and $14.5 million under the revolving credit facility to fund the Acquisition and had paid down $3.0 million on the term loan prior to closing our IPO. Loans under the old credit facility accrued interest at our option at either (i) the LIBOR rate plus an applicable margin or (ii) the higher of Fleet National Bank's prime rate or 1/2% above the federal funds rate, in either case plus an applicable margin. The applicable margin for any period was based on the ratio of our consolidated debt to the combined statutory surplus of our insurance subsidiaries. The term loan was repayable in 24 increasing quarterly payments, the first three of which were due, and were paid, on April 1, July 1 and September 30, 2002, respectively. The revolving credit facility was repayable in full at maturity. We secured our obligations under our old credit facility with our assets, the assets of our non-insurance subsidiaries and the capital stock of all our subsidiaries (except Safety Indemnity Insurance Company). The old credit facility contained covenants including requirements to maintain certain financial and operating ratios as well as restrictions on incurring debt or liens, paying dividends and other restricted payments and other matters. The interest rate under our old credit facility was 5.0% at the closing of the IPO. We used proceeds from our IPO, the Direct Sale and the new credit facility to repay all our borrowings under our old credit facility on that date.

        New Credit Facility.    Concurrent with the closing of our IPO and repayment of the above old credit facility, TBC obtained a new $30.0 million revolving credit facility. Fleet National Bank is the lender under this new credit facility. TBC borrowed the entire $30.0 million under this new credit facility at the closing of the IPO and paid down the balance to approximately $20.0 million on December 5, 2002 with the $10.0 million net proceeds from the exercise of the underwriter's over-allotment option for 900,000 shares of our common stock. Loans under the new credit facility bear interest at our option at either (i) the LIBOR rate plus 1.50% per annum or (ii) the higher of Fleet National Bank's prime rate or 1/2% above the federal funds rate plus 1.50% per annum. The new credit facility is due and payable at maturity on November 27, 2005, which is three years from the closing of the IPO. Interest only is payable prior to maturity. The obligations of TBC under the new credit facility are secured by pledges of the assets of TBC and the capital stock of TBC "s operating subsidiaries. The new credit facility is guaranteed by the non-insurance company subsidiaries of TBC. The new credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of December 31, 2002, the Company was in compliance with all such covenants, ratios, statutory surplus and limitations.

        Senior Subordinated Notes.    Safety issued $30.0 million in 13.0% senior subordinated notes to obtain funds for the Acquisition. Interest on these notes was payable semiannually on each April 30 and October 31. The senior subordinated notes would have matured December 31, 2011. The notes could be redeemed at our option prior to maturity with no redemption premium or penalty. The notes also contained specified financial and operating covenants. We used proceeds from the IPO, the Direct Sale and the New Credit Facility to repay these notes along with approximately $0.3 million of unpaid accrued interest on that date.

        Senior Redeemable Preferred Stock.    Safety issued $22.4 million of its senior redeemable cumulative preferred stock in connection with the Acquisition. This preferred stock was entitled to cumulative dividends at a rate of 6% per year, a liquidation preference of $22.4 million and was required to be redeemed on the earlier of October 16, 2012 or the date of a change in control of our Company.

        When we completed the Preferred Share Exchange at the closing of the IPO, all of our outstanding preferred stock was converted into shares of our common stock, valued at the IPO price. Based on the IPO price of $12.00 per share, we issued an aggregate of 1,866,665 shares of common stock in the Preferred Share Exchange. We used proceeds from the IPO, The Direct Sale and the New Credit Facility to pay accrued dividends of approximately $1.5 million on the preferred shares on that date.

        As mentioned above, we used the proceeds from our IPO, the Direct Sale and our new credit facility to repay in full all outstanding principal and interest on our old credit facility, our senior subordinated notes and all outstanding dividends on our Preferred Share Exchange on that date.

        The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Division. Massachusetts' statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commonwealth of Massachusetts Insurance Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. The Company's insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts' statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2002, the statutory surplus of Safety Insurance was $234.2 million, and its net income for 2002 was $20.4 million. A maximum of $23.4 million will be available by the end of 2003 for such dividends without prior approval of the Division. At year-end 2001, the statutory surplus of Safety Insurance was $220.1 million, and its statutory net income for 2001 was $9.6 million. During 2002, Safety Insurance paid dividends to TBC in cash of $12.6 million. The maximum amount of dividends that could be paid in 2002 was $22.0 million.

        The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

        On February 20, 2003, our Board of Directors approved a quarterly cash dividend on our common stock of $0.07 per share, or $1.1 million based on 15,259,991 shares outstanding which includes the shares outstanding at the close of our IPO on November 27, 2002 as well as the December 5, 2002 exercise of the underwriter's over-allotment option. This dividend was paid on March 17, 2003 to stockholders of record on March 3, 2003. The Company plans to continue to declare and pay quarterly cash dividends in 2003, depending on the Company's financial position and the regularity of its cash flows.

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

Forward-Looking Statements

        Forward-looking statements might include one or more of the following, among others:

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

        Forward-looking statements give the Company's expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors—many of which are beyond the Company's control—that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to the competitive nature of the Company's industry and the possible adverse effects of such competition, conditions for business operations and restrictive regulations in Massachusetts, claims related to severe weather, the Company's possible need for and availability of additional financing, and the Company's dependence on strategic relationships, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC. Refer to those set forth under the caption "Risk Factors" in our prospectus in the registration statement on Form S-1 filed with the SEC on November 22, 2002.

        Some other factors, such as market, operational, liquidity, interest rate, equity and other risks, are described elsewhere in this Annual Report on Form 10-K. Factors relating to the regulation and supervision of our Company are also described or incorporated in this report and our Company's prospectus in the registration statement on Form S-1 filed with the SEC on November 22, 2002. There are other factors besides those described or incorporated in this report or in the Form S-1 that could cause actual conditions, events or results to differ from those in the forward-looking statements.

        Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We do not undertake any obligation to update publicly or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        The tables below show the interest rate sensitivity of our fixed income financial instruments measured in terms of fair value (which is equal to the carrying value for all our securities) as of December 31, 2002.

	As of December 31, 2002 Fair Value (Dollars in thousands)
	-100 Basis Point Change	As Of 12/31/2002	+100 Basis Point Change
Bonds and preferred stocks	$638,359	$603,886	$573,758
Cash and cash equivalents	34,777	34,777	34,777

Total	$673,136	$638,663	$608,535

	As of December 31, 2001 Fair Value (Dollars in thousands)
	-100 Basis Point Change	As Of 12/31/2001	+100 Basis Point Change
Bonds and preferred stocks	$543,296	$517,008	$491,080
Cash and cash equivalents	12,278	12,278	12,278

Total	$555,574	$529,286	$503,358

        An important market risk for all of our outstanding long-term debt is interest rate risk at the time of refinancing. Although we repaid all the outstanding principal and interest under our existing long-term debt at the closing of our IPO, we also entered into a new credit facility with Fleet National Bank as arranger at that same time. We also received net proceeds of $10.0 million on December 5, 2002 from the exercise of the underwriters' 900,000 share over-allotment option. We will continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. Although at December 5, 2002 we had approximately $20.0 million of debt outstanding, for the period from January 1, 2002 until the IPO, we had approximately $66.5 million principal amount of debt outstanding at a variable rate of approximately 5.32%. A 2.0% change in the prevailing interest rate on our variable rate debt would have resulted in interest expense fluctuating approximately $1.3 million for 2002, assuming that all of such debt had been outstanding for the entire year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SAFETY INSURANCE GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants

To the Board of Directors and Shareholders of
  Safety Insurance Group, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Safety Insurance Group, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended December 31, 2002 and the period October 16, 2001 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 20, 2003

Report of Independent Accountants

To the Board of Directors and Shareholders of
  Safety Insurance Group, Inc.:

        In our opinion, the accompanying consolidated statements of operations, changes in shareholders' equity, comprehensive income and cash flows present fairly, in all material respects, the results of operations and cash flows of Safety Insurance Group, Inc. and its subsidiaries (formerly Thomas Black Corporation) for the period January 1, 2001 through October 15, 2001 and for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 15, 2002

Safety Insurance Group, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31, 2002	December 31, 2001
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $572,063 in 2002 and $513,926 in 2001)	$594,071	$507,292
Preferred stocks, at fair value (amortized cost: $9,791 in 2002 and $9,939 in 2001)	9,815	9,716

Total investment securities	603,886	517,008
Cash and cash equivalents	34,777	12,278
Accounts receivable, net of allowance for doubtful accounts of $548 in 2002 and $226 in 2001	122,005	118,244
Accrued investment income	6,812	5,958
Taxes receivable	1,546	4,224
Receivable from reinsurers related to paid loss and loss adjustment expenses	40,886	38,454
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	66,661	75,179
Prepaid reinsurance premiums	30,967	23,121
Deferred policy acquisition costs	36,992	31,598
Deferred income taxes	6,245	18,141
Equipment and leasehold improvements, net	642	10
Deferred debt issuance costs	325	2,679
Equity and deposits in pools	24,983	11,720
Other assets	1,869	560

Total assets	$978,596	$859,174

Liabilities
Losses and loss adjustment expense reserves	$333,297	$302,556
Unearned premium reserves	271,998	235,794
Accounts payable and accrued liabilities	33,222	43,478
Outstanding claims drafts	19,391	19,015
Payable for securities	18,814	—
Payable to reinsurers	36,666	27,129
Capital lease obligations	—	40
Debt	19,956	99,500

Total liabilities	733,344	727,512

Mandatorily redeemable preferred stock	—	22,680

Commitments and contingencies (Note 7)
Shareholders' equity
Common stock: $0.01 par value; 30,000,000 shares authorized, 15,259,991 issued and outstanding in 2002; 9,296,000 shares authorized, 5,810,000 issued and outstanding in 2001	153	58
Additional paid-in capital	110,632	2,442
Accumulated other comprehensive income (loss), net of taxes	14,321	(4,457)
Promissory notes receivable from management	(737)	(702)
Retained earnings	120,883	111,641

Total shareholders' equity	245,252	108,982

Total liabilities, mandatorily redeemable preferred stock and shareholders' equity	$978,596	$859,174

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc.

Consolidated Statements of Operations

(Dollars in thousands except share data)

	Successor		Predecessor
	Year Ended December 31, 2002	October 16- December 31, 2001	January 1- October 15, 2001	Year Ended December 31, 2000
Premiums earned, net	$489,256	$100,175	$347,098	$381,413
Investment income	26,142	5,359	22,246	26,889
Net realized losses on sales of investments	(277)	(4,284)	(766)	(1,246)
Finance and other service income	14,168	2,546	9,260	10,514

Total income	529,289	103,796	377,838	417,570

Losses and loss adjustment expenses	375,178	75,559	276,383	275,139
Underwriting, operating and related expenses	128,866	29,808	87,998	113,425
Transaction expenses	—	3,874	5,605	406
Other expenses	6,250	—	—	—
Interest expenses	7,254	1,823	550	1,071

Total expenses	517,548	111,064	370,536	390,041

Income (loss) before income taxes	11,741	(7,268)	7,302	27,529
Income tax expense (benefit)	1,280	(1,666)	1,678	8,255

Net income (loss) before extraordinary item	10,461	(5,602)	5,624	19,274
Excess of fair value of acquired net assets over cost	—	117,523	—	—

Net income	$10,461	$111,921	$5,624	$19,274

Dividends on mandatorily redeemable preferred stock	(1,219)	(280)	—	—

Net income available to common shareholders	$9,242	$111,641	$5,624	$19,274

Earnings (loss) per common share:
Net income (loss) available to common shareholders before extraordinary item
Basic	$1.44	$(1.07)	$6.26	$22.50

Diluted	$1.38	$(1.07)	$6.26	$22.50

Extraordinary item
Basic and diluted	$—	$21.29	$—	$—

Net income available to common shareholders
Basic	$1.44	$20.23	$6.26	$22.50

Diluted	$1.38	$20.23	$6.26	$22.50

Weighted average number of common shares outstanding
Basic	6,433,786	5,519,500	898,300	856,800

Diluted	6,699,338	5,810,000	898,300	856,800

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc.

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands)

	Common Stock	Accumulated Other Comprehensive Income/(Loss), Net of Taxes	Additional Paid-in Capital	Promissory Notes Receivable From Management	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity
Balance at December 31, 1999	$15	$(9,730)	$4,044	$—	$202,076	$(5,817)	$(15,483)	$175,105
Net income					19,274			19,274
Change in unearned ESOP shares							5,419	5,419
Additional paid-in capital			1,770					1,770
Other comprehensive income, net of deferred federal income taxes		11,383						11,383

Balance at December 31, 2000	15	1,653	5,814	—	221,350	(5,817)	(10,064)	212,951

Net income, January 1 to October 15, 2001					5,624			5,624
Change in unearned ESOP shares							5,034	5,034
Sale of unearned ESOP shares			(360)				5,030	4,670
Additional paid-in capital			5,642					5,642
Other comprehensive income, net of deferred federal income taxes		6,597						6,597

Balance at October 15, 2001	15	8,250	11,096	—	226,974	(5,817)	—	240,518

Purchase transaction	(15)	(8,250)	(11,096)		(226,974)	5,817		(240,518)
Issuance of common stock and promissory notes from management	58		2,442	(695)				1,805
Net income, October 16 to December 31, 2001					111,921			111,921
Accrued interest on promissory notes from management				(7)				(7)
Accrued dividends on mandatorily redeemable preferred stock					(280)			(280)
Other comprehensive income, net of deferred federal income taxes		(4,457)						(4,457)

Balance at December 31, 2001	58	(4,457)	2,442	(702)	111,641	—	—	108,982

Accrued dividends on mandatorily redeemable preferred stock					(1,219)			(1,219)
Issuance of common stock, net	95		104,125					104,220
Termination of stock subscription agreements and other adjustments, net of deferred federal income taxes			4,065					4,065
Net income					10,461			10,461
Accrued interest on promissory notes from management				(35)				(35)
Other comprehensive income, net of deferred federal income taxes		18,778						18,778

Balance at December 31, 2002	$153	$14,321	$110,632	$(737)	$120,883	$—	$—	$245,252

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Successor		Predecessor
	Year ended December 31, 2002	October 16- December 31, 2001	January 1- October 15, 2001	Year ended December 31, 2000
Net income	$10,461	$111,921	$5,624	$19,274
Other comprehensive income, net of tax:
Change in unrealized holding gains (losses), net of tax expense (benefit) of $10,014 in 2002, $(3,899) for the period October 16, 2001 to December 31, 2001, $3,279 for the period January 1, 2001 to October 15, 2001, and $5,694 in 2000	18,598	(7,241)	6,099	10,573
Reclassification adjustment for losses included in net income, net of tax expense of $97 in 2002, $1,499 for the period October 16, 2001 to December 31, 2001, $268 for the period January 1, 2001 to October 15, 2001, and $436 in 2000	180	2,784	498	810

Unrealized gains (losses) on securities available for sale	18,778	(4,457)	6,597	11,383

Comprehensive income	$29,239	$107,464	$12,221	$30,657

Safety Insurance Group, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Successor	Successor	Predecessor	Predecessor
	Year ended December 31, 2002	October 16 - December 31, 2001	January 1 - October 15, 2001	Year ended December 31, 2000
Cash flows from operating activities:
Net income	$10,461	$111,921	$5,624	$19,274
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain	—	(117,523)	—	—
Depreciation and amortization, net	84	99	1,303	1,886
Amortization of bond premiums, net	4,674	730	1,017	402
Provision for deferred income taxes	(82)	(1,932)	1,018	(2,219)
Gains on sale of fixed assets	—	—	(16)	(42)
Net realized losses on sale of investments	277	4,284	766	1,246
ESOP compensation expense	—	—	4,671	7,189
Termination of stock subscription agreements	6,187	—	—	—
Changes in assets and liabilities:
Accounts receivable	(3,762)	15,908	(28,318)	(21,455)
Accrued investment income	(889)	(576)	339	(859)
Receivable from reinsurers	6,086	(6,048)	21,647	10,376
Prepaid reinsurance premiums	(7,845)	(527)	(2,724)	9,602
Deferred policy acquisition costs	(5,394)	2,685	(6,652)	(6,541)
Other assets	(9,793)	8,252	(6,802)	(1,181)
Loss and loss adjustment expense reserves	30,741	(5,100)	5,525	(13,096)
Unearned premium reserves	36,204	(16,668)	38,113	39,016
Accounts payable and accrued liabilities	(10,256)	10,518	(12,532)	5,990
Payable to reinsurers	9,537	3,698	(4,425)	(5,579)
Other liabilities	19,149	2,279	(401)	3,769

Net cash provided by operating activities	85,379	12,000	18,153	47,778

Cash flows from investing activities:
Bonds purchased	(405,069)	(185,095)	(259,159)	(256,644)
Proceeds from sale of bonds	270,379	146,090	219,399	191,176
Proceeds from maturities of bonds	71,750	—	21,625	47,143
Stocks purchased	—	—	—	(12,499)
Proceeds from sale of stocks	—	27,986	—	9
Fixed assets purchased	(716)	(11)	(670)	(2,213)
Proceeds from sale of fixed assets	—	—	62	77
Purchase of TBC	—	(121,097)	—	—

Net cash used for investing activities	(63,656)	(132,127)	(18,743)	(32,951)

Cash flows from financing activities:
Decrease in notes receivable	—	—	1,100	279
Payment of long-term debt	(99,500)	—	(13,382)	(4,617)
Sale of unearned ESOP shares	—	—	4,670	—
Proceeds from issuance of common stock	81,819	1,805	—	—
Proceeds from issuance of mandatorily redeemable preferred stock	—	22,400	—	—
Net proceeds from issuance of debt	19,956	96,722	—	—
Dividend paid	(1,499)
Capital contribution	—	—	6,004	—

Net cash provided by (used for) financing activities	776	120,927	(1,608)	(4,338)

Net increase (decrease) in cash and cash equivalents	22,499	800	(2,198)	10,489
Cash and cash equivalents at beginning of year/period	12,278	11,478	13,676	3,187

Cash and cash equivalents at end of year/period	$34,777	$12,278	$11,478	$13,676

Supplemental disclosure of cash flow information:
Cash (recovered) paid during the year/period for:
Federal and state income taxes	$(1,157)	$800	$2,963	$11,961
Interest	8,925	1	804	797

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc.

Notes to Consolidated Financial Statements

1.    Basis of Presentation

        The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the "Company"). The subsidiaries consist of Safety Insurance Company, Thomas Black Corporation ("TBC"), Safety Indemnity Insurance Company, Thomas Black Insurance Agency, Inc. ("TBIA"), and RBS, Inc., TBIA's holding company. All intercompany transactions have been eliminated.

        As discussed below in Note 2, the Company acquired all of the issued and outstanding stock of TBC on October 16, 2001 (the "Acquisition"). As a result of the Acquisition, the capital structure and basis of accounting of the Company differ from those of TBC prior to the Acquisition. Therefore, the financial data with respect to periods prior to the Acquisition ("predecessor" period) may not be comparable to data for periods subsequent to the Acquisition ("successor" period). In addition, the November 27, 2002 initial public offering ("IPO"), the use of IPO net proceeds, the Preferred Share Exchange (as defined below) and the Direct Sale (as defined below) have further altered the current capital structure of the Company, as discussed further in Note 2, "Acquisition and IPO".

        The Company is a leading provider of personal lines property and casualty insurance focused exclusively on the Massachusetts market. Its principal product line is private passenger automobile insurance, which accounted for 81.5% of its direct written premiums in 2002. The Company operates through its insurance company subsidiaries, Safety Insurance Company and Safety Indemnity Insurance Company. TBIA is the managing agent for Safety Insurance Company and Safety Indemnity Insurance Company.

2.    Acquisition and IPO

Acquisition

        The Company was incorporated on June 25, 2001, in the State of Delaware. On October 16, 2001, the Company acquired (the "Acquisition") all of the issued and outstanding common stock of TBC and its property and casualty subsidiaries for $121.1 million. In connection with the Acquisition, an allocation of purchase price of $121.1 million was made to the estimated fair values of the assets acquired and the liabilities assumed as of the acquisition date of October 16, 2001 as follows (in millions):

Assets:
Investments and cash	$523.2
Accounts receivable	128.0
Reinsurance recoverables	107.6
Present value of future profits	34.3
Deferred tax asset	12.5
Other assets	58.2

Total	863.8

Liabilities:
Losses and loss adjustment expense reserves	307.6
Unearned premium reserves	252.5
Debt	8.0
Other liabilities	53.8

Total	621.9

Estimated fair value of net assets acquired	241.9

Less: write-down of non-current
Non-financial assets
Property and leashold improvements	$(3.3)

Adjusted estimated fair value of net assets acquired	238.6

Excess of estimated fair value of net assets over purchase price	$117.5

        In connection with financing the Acquisition, the Company incurred debt of $99.5 million and issued 22,400 shares of Series A senior mandatorily redeemable preferred stock at $1,000 per share. At October 16, 2001, the estimated fair value of net assets acquired approximated their carrying values, as net assets were comprised primarily of investments, cash and short-term receivables. The excess of estimated fair value of net assets over purchase price of $117.5 million was recorded as an extraordinary gain in accordance with FAS 141, "Business Combinations." See Note 3 for the methodology used in determining the fair value of loss and loss adjustment expense reserves.

        Prior to the IPO, approximately 72% of the outstanding common stock of the Company was owned by certain investors assembled by The Jordan Company, LLC, an investment firm that sponsored the Acquisition. The remaining 28% was owned by executive management. (See Note 12 regarding promissory notes received from management.) JZ Equity Partners plc, a London-based publicly traded investment trust, owned approximately 50% of the outstanding mandatorily redeemable preferred stock of the Company; the other 50% was owned by third parties. The preferred stock was cumulative, non-voting with a 6% dividend rate and was mandatorily redeemable on October 16, 2012 or upon a change in control (See Note 9).

        The holders of the preferred stock agreed to amend the terms of the preferred stock to cause it to automatically convert into common stock upon the closing of the IPO at the IPO price (the "Preferred Share Exchange"). Based upon the $12.00 per share IPO price, 1,866,665 additional common shares were issued in connection with the exchange upon the close of the IPO.

IPO

        The Company sold 6,333,334 common shares in its IPO, 350,000 common shares in a direct sale (the "Direct Sale") and 900,000 common shares from the exercise of the underwriters' over-allotment option all at $12.00 per share. Net proceeds received were $81.8 million from these stock issuances after deducting underwriting discounts and other offering expenses. The Company also received $30.0 million from borrowings under our new credit facility. These net proceeds and borrowings were used to repay principal and interest on the outstanding debt as well as dividends on the outstanding mandatorily redeemable preferred stock. In addition, $22.4 million of common stock and additional paid in capital was recognized from the issuance of 1,866,665 common shares upon conversion of all outstanding preferred stock (the "Preferred Share Exchange"), concurrent with the IPO.

        In connection with the Company's sale of its common stock in the IPO, the Company changed its name to Safety Insurance Group, Inc. In conjunction with the IPO, the Board of Directors of the Company (the "Board") declared a 23.24 for 1 common stock split on November 12, 2002 in the form of a stock dividend that became effective immediately after the time the Company filed its amended and restated certificate of incorporation, prior to the IPO. In accordance with the provisions of FAS 128, "Earnings Per Share", all earnings per share for the successor period presented in the consolidated financial statements of the Company for the successor period have been adjusted retroactively for the stock split. The stock appreciation rights ("SARs") and restricted shares referred to in Note 6 have been similarly adjusted for the stock split.

        As of December 31, 2002, the Company had 15,259,991 common shares outstanding. The 5,809,992 common shares outstanding as of September 30, 2002 increased to 14,359,991 at the IPO due to the addition of the new 6,333,334 common shares sold at IPO, the 350,000 common shares sold as part of the Direct Sale, and an additional 1,866,665 common shares issued in the Preferred Share Exchange. As of December 31, 2002, the 14,359,991 shares outstanding increased to 15,259,991 common shares outstanding due to the underwriters purchase of an additional 900,000 common shares pursuant to their over-allotment option exercise on December 5, 2002.

3.    Summary of Significant Accounting Policies

Cash Equivalents

        Cash equivalents consist of money market accounts, which are stated at fair value.

Premiums and Unearned Premiums

        Premiums are earned over the terms of the respective policies, which are generally under one year. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of the policies.

Finance and Other Service Income

        Finance and other service income includes revenues from premium installment charges, which are recognized when earned.

Accounts Receivable

        Amounts included in accounts receivable represent premiums as well as finance charges which are billed on a monthly installment basis. A substantial majority of the Company's premiums are billed on a monthly installment basis.

Losses and Loss Adjustment Expenses

        Liabilities for losses and loss adjustment expenses ("LAE") include case basis estimates for open claims reported prior to year-end and estimates of unreported claims and claim adjustment expenses. The estimates are continually reviewed and modified to reflect current conditions, and any resulting adjustments are reflected in current operating results. Adjustments for anticipated salvage and subrogation are recorded on incurred and reported and incurred but not reported losses.

        As noted in Note 2, in conjunction with the Acquisition, the assets and liabilities acquired were valued at fair market value. Accordingly, loss and loss adjustment expense reserves and related reinsurance recoverables on unpaid losses as of October 16, 2001 were recorded at estimated fair value at October 16, 2001 which approximated carrying value at that date. The fair value of the Company's reserves for losses and LAE and related reinsurance recoverables was estimated based on the present value of the expected underlying cash flows of the loss and LAE reserves and reinsurance recoverables, and included a risk premium and a profit and risk margin. In determining the fair value estimate, management adjusted the Company's historical GAAP undiscounted net loss and LAE reserves to present value assuming a 4% discount rate, which approximated the U.S. Treasury rate on the date of acquisition. The discounting pattern was actuarially developed from the Company's historical loss data. A profit and risk margin of 6% was applied to the discounted loss and LAE reserves, to reflect management's estimate of the cost the Company would incur to reinsure the full amount of its net loss and LAE reserves with a third party reinsurer. This margin was based upon management's assessment of the uncertainty inherent in the net loss and LAE reserves and their knowledge of the reinsurance marketplace.

Equipment and Leasehold Improvements

        As part of purchase accounting, the carrying value of all equipment and leasehold improvements held on the date of the Acquisition was reduced to zero. Subsequent purchases of equipment and leasehold improvements are carried at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred; improvements are capitalized.

        Methods of depreciation and useful lives by asset category are as follows:

	Life	Depreciation Method
Automobiles	3 years	Straight-line
Data processing equipment	3/5 years	Double-declining balance
Equipment	5 years	Straight-line
Furniture and fixtures	7 years	Straight-line
Leasehold improvements	10 years	Straight-line

Deferred Policy Acquisition Costs

        Amounts which vary with and are primarily related to acquiring new and renewal business, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policies. All other acquisition expenses are charged to expense as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is taken into account in measuring the recoverability of the carrying value of this asset. All other acquisition expenses are charged to expense as incurred.

Equity and Deposits in Pools

        Equity and deposits in pools represents the net receivable cash amounts due from the residual market mechanisms for automobile, Commonwealth Automobile Reinsurers ("CAR"), and homeowner (Massachusetts Property Insurance Underwriting Association) insurance in Massachusetts. See Note 10 in Notes to Consolidated Financial Statements for a discussion of the Company's accounting for amounts assumed from residual markets.

Income Taxes

        The Company and its subsidiaries file a consolidated United States federal income tax return. The method of allocation among members of the consolidated group is subject to a written agreement approved by the Board. The consolidated tax liability is allocated on the basis of the members' proportionate contribution to consolidated taxable income.

        Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". A valuation allowance is established where management has assessed that it is more likely than not that the Company will not be able to utilize the full deferred tax asset.

Segments

        The Company comprises one business segment: property and casualty insurance operations.

Investments

        Investments in fixed maturities, which include taxable and non-taxable bonds, and equity securities available-for-sale are reported at fair value. Fair values are derived from external market quotations. Unrealized gains or losses on fixed maturity and equity securities, reported at fair value, are excluded from earnings and reported in a separate component of shareholders' equity, known as "Accumulated other comprehensive income (loss), net of federal income taxes", until realized. Realized gains or losses on the sale or maturity of investments are determined on the basis of the specific cost identification method. Fixed maturity and equity securities that experience declines in value that are other-than-temporary are written down to fair value with a corresponding charge to net realized losses on investments. As part of purchase accounting, the cost of all securities held on the date of the Acquisition was increased by $12.7 million to reset the cost to fair value. Investment income is recognized on an accrual basis of accounting. Bonds not backed by other loans are amortized using the interest method. Loan-backed bonds and structured securities are amortized using the interest method and significant changes in estimated cash flows from the original purchase assumptions are accounted for using the retrospective method.

Transaction Expenses

        Transaction expenses in the predecessor period represent costs incurred by the seller and paid by the Company in connection with the Acquisition. These costs were non-recurring in nature and did not result from ongoing insurance operations. Such seller costs in the predecessor period related primarily to transaction bonuses to employees, fees paid to TBC's investment banker, and legal fees.

        Transaction expenses in the successor period represent those costs incurred by the buyer that were not capitalized as part of the Acquisition as such costs primarily relate to internal costs associated with the Acquisition.

Deferred Debt Issuance Costs

        Deferred debt issuance costs represent those costs incurred by the Company in connection with securing debt financing. These costs include closing and arranger's fees and are amortized over the life of the related loans. Included in other expenses for 2002 is $2.3 million of unamortized deferred debt acquisition costs related to the Acquisition debt which were expensed upon the repayment of this debt, concurrent with the IPO.

Stock-Based Compensation

        As described in Note 6, certain members of management were granted SARs on October 16, 2001. Prior to the IPO, the SARs were to vest 20% per annum commencing on December 31, 2002. As of the close of the IPO, the SARs became fully vested and were automatically exercised. The SARs were accounted for in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Awards Plans" ("FIN 28"). Under FIN 28, compensation expense is accrued over the period or periods in which the employee performs the related services and is recognized to the extent that the fair market of the Company's stock exceeds the exercise price of the SARs. Changes in the fair market value of the stock in an accounting period, to the extent it still exceeds the exercise price, are recorded as compensation expense.

        On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan ("the Incentive Plan"). The Incentive Plan provides for a variety of awards, including incentive stock options, nonqualified stock options, SARs and restricted stock awards. The Company has granted certain stock option awards under this Incentive Plan and has adopted the accounting for these options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation" and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". Disclosure of stock-based compensation determined in accordance with SFAS No. 148 is presented in Note 6.

Promissory Notes Received From Management

        In connection with the Acquisition, the Company obtained promissory notes from the executive management team to finance management's purchase of the Company's common stock, including the restricted stock purchased by management.

        In accordance with the provisions of EITF 85-1, "Classifying Notes Received for Capital Stock," all outstanding principal and accrued interest related to these notes are recorded as contra-equity in the consolidated financial statements.

        See Note 12 for terms of promissory notes received from management.

Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share ("EPS") is calculated by dividing net income (loss) available to common shareholders by the weighted average number of basic common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares and the net effect of potentially dilutive common shares. The Company's only potentially dilutive instruments at December 31, 2002 are 379,000 stock options which were granted to certain members of management concurrent with the IPO. The Company determined that 290,500 shares of restricted stock held by management were potentially dilutive during the successor periods until the IPO when all restricted shares vested in full. For the successor period October 16, 2001 through December 31, 2001, management restricted stock was antidilutive due to the net loss before extraordinary item, and therefore was not included in the diluted earnings per common share calculation. In accordance with the provisions of FAS 128, EPS is determined based upon net income, before and after any extraordinary items, less any declared or accrued dividends on the mandatorily redeemable preferred stock. In addition, EPS is calculated for an extraordinary item. EPS for the successor period has been retroactively restated for the stock split. See Note 2.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

        In the normal course of business, the Company enters into transactions involving various types of financial instruments, including investments in fixed maturities and equity securities. All investment transactions have credit exposure to the extent that a counter party may default on an obligation to the Company. Credit risk is a consequence of carrying, trading and investing in securities. To manage credit risk, the Company focuses on higher quality fixed income securities, reviews the credit strength of all companies in which it invests, limits its exposure in any one investment and monitors the portfolio quality, taking into account credit ratings assigned by recognized statistical rating organizations.

Statutory Accounting Practices

        The Company's insurance subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division of Insurance of the Commonwealth of Massachusetts (the "Division"). Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the Division, but allowed by the Division. (See Note 15 in Notes to Consolidated Financial Statements.)

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With respect to deferred credits (i.e. negative goodwill), SFAS No. 141 calls for the recognition of all existing deferred credits arising from business combinations for which the Acquisition date was after June 30, 2001 to be recognized through the income statement as an extraordinary gain. Effective with the Acquisition, the Company adopted SFAS No. 141 and accounted for the Acquisition under the purchase method. The Company recognized the resultant deferred credit of $117.5 million through earnings as an extraordinary gain in the successor period of 2001.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The provisions related to the disclosure requirements to be made by a guarantor are effective for financial statements of interim and annual reporting periods ending after December 15, 2002. The provisions related to the recognition of a liability and initial measurement shall be applied prospectively to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this Interpretation is not expected to have a material impact on the Company's financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148") which amends SFAS Statement No. 123, "Accounting for

Stock-Based Compensation" ("SFAS No. 123"). The objective of SFAS No. 148 is to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to account for stock-based compensation in accordance with APB No. 25, and has adopted the disclosure provisions of SFAS No. 148. (See Note 6 in Notes to Consolidated Financial Statements).

Reclassifications

        Prior period amounts have been reclassified to conform to the current year presentation.

4.    Investments

Fixed Maturities

        The gross unrealized appreciation (depreciation) of investments in fixed maturities securities was as follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
U.S Treasury securities and obligations of U.S. Government agencies(1)	$188,423	$6,690	$(22)	$195,091
Obligations of states and political subdivisions	189,680	7,946	(77)	197,549
Asset-backed securities	84,356	3,446	(561)	87,241
Corporate and other securities	109,604	4,836	(250)	114,190

Totals	$572,063	$22,918	$(910)	$594,071

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
U.S Treasury securities and obligations of U.S. Government agencies(1)	$179,159	$573	$(3,362)	$176,370
Obligations of states and political subdivisions	130,282	4	(2,489)	127,797
Asset-backed securities	80,103	55	(1,435)	78,723
Corporate and other securities	124,382	594	(574)	124,402

Totals	$513,926	$1,226	$(7,860)	$507,292

(1)
Obligations of U.S. Government agencies includes collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $95.9 million, $117.6 million and $124.1 million for 2002, 2001 and 2000, respectively.

        The amortized cost and the estimated market value of fixed maturity securities, by maturity, at December 31, 2002 and 2001 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2002
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	106,943	110,613
Due after five years through ten years	167,727	174,475
Due after ten years through twenty years	63,181	65,697
Due after twenty years	56,296	60,099
Asset-backed securities	177,916	183,187

Totals	$572,063	$594,071

        Gross gains of $4.0 million and gross losses of $4.3 million were realized on sales of fixed maturities for the year ended December 31, 2002. Gross gains of $0.2 million and $2.8 million and gross losses of $(5.2) million and $(3.6) million were realized on sales of fixed maturities for the period October 16, 2001 through December 31, 2001 and for the period January 1, 2001 through October 15, 2001, respectively. Gross gains of $0.8 million and gross losses of $2.0 million were realized for the year ended December 31, 2000. Proceeds from fixed maturities maturing were $71.8 million, $0, $21.6 million and $47.1 million for the year ended 2002, for the period October 16, 2001 through December 31, 2001, for the period January 1, 2001 through October 15, 2001, and for the year ended December 31, 2000, respectively.

Equity Securities

        The cost and fair value of equity securities as of December 31, 2002 and 2001 were follows:

	December 31, 2002		December 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Preferred stocks	$9,791	$9,815	$9,939	$9,716

        There were gross unrealized gains of less than $0.1 million and $0, and gross unrealized losses of less than $0.1 million and $0.2 million on stocks at December 31, 2002 and 2001, respectively.

        There were no sales of stock for the year ended December 31, 2002. There were $0.9 million of gross gains and gross losses of $0.1 million on sales of stock for the period October 16, 2001 through December 31, 2001. There were no sales of stock for the period January 1, 2001 through October 15, 2001. Gross gains of less than $0.1 million and gross losses of less than $0.1 million were realized for the year ended December 31, 2000.

        During the year ended December 31, 2002 there was a significant deterioration in the credit quality of two of the Company's holdings in the telecommunications sector. The Company recognized an after-tax realized loss of approximately $1.3 million for one of these securities sold in June and recorded an after-tax other-than-temporary impairment of approximately $0.7 million for the other telecommunications security. During September 2002, this other security was sold at a realized loss of approximately $0.1 million. For the periods October 16, 2001 through December 31, 2001, January 1, 2001 through October 15, 2001, and for the year ended December 31, 2000, there were no significant deteriorations in the credit quality of any of the Company's holdings and the Company did not record any other-than-temporary impairment charges relating to the Company portfolio of investment securities.

Net Investment Income

        The components of net investment income were as follows:

	Successor		Predecessor
	Year ended December 31, 2002	October 16- December 31, 2001	January 1- October 15, 2001	Year ended December 31, 2000
	(Dollars in thousands)
Interest on fixed maturities	$26,107	$5,334	$21,853	$26,269
Dividends on preferred stocks	511	99	766	483
Interest on cash and cash equivalents	373	64	319	866
Other	56	22	45	208

Total investment income	27,047	5,519	22,983	27,826
Investment expenses	905	160	737	937

Net investment income	$26,142	$5,359	$22,246	$26,889

5.    Equipment and Leasehold Improvements

        As part of the application of purchase accounting, equipment and leasehold improvements with a net book value of $3.3 million on the date of the Acquisition were reduced to zero. Equipment and leasehold improvements at December 31, 2002 and 2001 represent those items purchased subsequent to October 16, 2001. The Company held equipment and leasehold improvements with a carrying value of $0.6 million and less than $0.1 million, which is net of less than $0.1 million of accumulated depreciation for both December 31, 2002 and 2001, respectively.

        Depreciation and amortization expense for the year ended December 31, 2002, for the period October 16, 2001 through December 31, 2001, for the predecessor period ended October 15, 2001, and the year ended December 31, 2000 was $0.1 million, $0, $1.3 million, and $1.9 million, respectively.

6.    Employee Benefit Plans

Stock Appreciation Rights ("SARs") Agreements

        The Company entered into SARs agreements with executive management on October 16, 2001. Under the terms of the agreements, the Company granted 103,488 SARs on October 16, 2001 for past and future services. The agreements designated the number of "covered shares" for each executive and other employees and established the exercise price of $6.88 per share.

        Prior to the IPO, the SARs were to vest 20% at the end of each year commencing on December 31, 2002. As of the close of the IPO, the SARs became fully vested and were automatically exercised. Soon thereafter, the participants each received a cash payment equal to the excess of the $12.00 IPO price per common share over the exercise price of $6.88 per share.

        For the successor period ended December 31, 2001, no compensation expense was recorded related to the SARs. Upon the close of the IPO, compensation expense related to the SARs of $0.5 million was recognized as a charge to earnings.

Management Subscription Agreements

        On October 16, 2001, the Company entered into a management subscription agreement with certain employees. The management subscription agreement contained certain Company call and employee put options that allowed the employee to put the stock owned by the employee at the time of exercise at a price based upon a formula calculation to the Company under certain circumstances outside of the Company's control and within the employee's control (e.g., employee retirement or resignation). The management subscription agreement was being accounted for as a variable plan in accordance with EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB

Opinion No. 25 and FASB Interpretation No. 44", whereby employee compensation expenses were being recorded over the period of service of the employee in accordance with FIN 28. Compensation expense related to the management subscription agreement totalled $4.5 million and $1.1 million for the years ended December 31, 2002 and the successor period ended December 31, 2001, respectively.

        The management subscription agreements, including the Company call and employee put options, terminated upon the IPO, at which point variable plan accounting ceased and the liability accrued at the IPO date was re-classified to paid-in capital.

Restricted Stock Plan

        On October 16, 2001, the Company implemented a Restricted Stock Plan and entered into Executive Restricted Stock Award Agreements under this plan with two employees of the Company. Under these agreements, 290,500 restricted shares of common stock, the maximum number that could be granted or sold under the plan, were sold at a cost of $0.43 per share, which approximated the fair value of the shares at the date of the sale. The Restricted Stock Plan permits the Board to grant restricted shares of common stock to select employees of the Company or any of its affiliates. The Board has the right to amend or terminate the Restricted Stock Plan at any time, subject to certain limitations, but no amendment or termination may alter the rights of a participant under any awards previously granted.

        The restricted shares were subject to the put and call provisions of the Management Subscription Agreement, which under certain circumstances may have required the Company to purchase the restricted shares at a price based upon a formula calculation. These put and call provisions were accounted for in accordance with EITF 00-23 whereby employee compensation expense was recorded over the period of service of the employee in accordance with FIN 28. Compensation expense related to these agreements was $0.5 million and $0.1 million for the year ended December 31, 2002 and the successor period ended December 31, 2001, respectively.

        These restricted shares vested in full and the related put and call provisions terminated upon the IPO.

Management Omnibus Incentive Plan

        On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan ("the Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options, SARs and restricted stock awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000 after adjustment for the stock dividend declared in connection with the IPO. On July 1, 2002, the Board authorized the grant of 379,000 stock options to certain employees and one nominee for director, pursuant to the Incentive Plan. These grants were effective upon the IPO date at an exercise price equal to the $12.00 per share IPO price, have a ten year term and vest in five equal annual installments beginning on the first anniversary date of these grants. The Board and the Compensation Committee intend to issue more options under the Incentive Plan in the future, not to exceed the maximum number of shares to be granted.

        The Company has adopted the accounting for the Incentive Plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and Related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to these stock options.

	Successor		Predecessor
	Year ended December 31, 2002	October 16- December 31, 2001	January 1- October 15, 2001	Year ended December 31, 2000
	(Dollars in thousands, except per share amounts)
Net income, as reported	$10,461	$111,921	$5,624	$19,274
Deduct: Total stock-based compensation expense determined under fair value based method for all Awards, net of related tax effects	(959)	—	—	—

Pro forma net income	9,502	111,921	5,624	19,274
Dividends on mandatorily redeemable preferred stock	(1,219)	(280)	—	—

Pro forma net income available to common shareholders	$8,283	$111,641	$5,624	$19,274

Earnings per common share:
Basic—as reported	$1.44	$20.23	$6.26	$22.50

Basic—pro forma	$1.29	$20.23	$6.26	$22.50

Diluted—as reported	$1.38	$20.23	$6.26	$22.50

Diluted—pro forma	$1.24	$20.23	$6.26	$22.50

        The fair value of stock options used to compute pro forma net income and earnings per share disclosures for the year ended December 31, 2002 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Year ended December 31, 2002
Dividend yield	1.95%
Expected volatility	.20
Risk-free interest rate	3.83%
Expected holding period (in years)	7

The Safety Insurance 401(k) Retirement Plan

        In 1995, upon the inception of the ESOP, as defined below, management discontinued all employer and employee contributions to its then existing qualified defined contribution profit-sharing/retirement plan (the "Retirement Plan"). As a result, the rights of each participant to his/her account on the date of the discontinuance of contributions, to the extent of the fair market value under the general investment fund, became fully vested and nonforfeitable.

        With the termination of the ESOP, as described below, the Company re-established the previously frozen Retirement Plan, effective January 1, 2002. The Retirement Plan is a defined contribution plan which is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan, and is allowed to contribute up to 15% of eligible compensation. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). Under the Retirement Plan, the Company shall make a matching contribution on behalf of each Participant who is employed on the last day of the year in an amount equal to 50% of the first 8% of the participant's compensation contributed to the Retirement Plan. Compensation expense related to the Retirement Plan was $0.6 million for the year ended December 31, 2002.

ESOP Plan

        Prior to the Acquisition, TBC had a leveraged employee stock ownership plan (the "ESOP") with a 30% interest in the issued and outstanding common stock of TBC (287,700 shares). The ESOP covered substantially all employees and was subject to the applicable provisions of ERISA. The ESOP was noncontributory on the part of participants and employer contributions were made at the discretion of the Board. In conjunction with the establishment of the ESOP, TBC obtained a loan of $36.0 million to finance the purchase of 30% of TBC's shares. The loan was collateralized by shares of TBC held by the ESOP but unallocated to ESOP participants. The ESOP was accounted for in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Compensation expense related to the ESOP was $4.7 million and $7.2 million for the period January 1, 2001 through October 15, 2001 and the year ended December 31, 2000, respectively. There was no compensation expense for the successor periods ended December 31, 2001 and December 31, 2002 related to the ESOP. The Company filed to terminate the ESOP in conjunction with the Acquisition. During 2002, a favorable determination was received from the IRS for the proposed termination date of October 16, 2001.

XSOP Plan

        Prior to the Acquisition, TBC also had a supplemental executive stock ownership plan (the "XSOP"). The XSOP provided certain employees not eligible to fully participate in the ESOP under the applicable provisions of the Internal Revenue Code and ERISA with benefits they would have been entitled to under the provisions of the ESOP. Total compensation expense related to the XSOP during the predecessor period ended October 15, 2001 and the year ended December 31, 2000 was ($1.1) million and $1.7 million, respectively. The net credit to compensation expense for the predecessor period ended October 15, 2001 is comprised of a credit to compensation expense of ($2.5) million resulting from the revaluation of the December 31, 2000 XSOP obligation at the 2001 fair value of TBC's shares and an expense of $1.4 million relating to the compensation earned by employees in the 2001 predecessor period. There was no compensation expense for the successor period ended December 31, 2001 and the year ended December 31, 2002 related to the XSOP. The XSOP obligation of $7.2 million at December 31, 2001 was unfunded. There was no XSOP obligation at December 31, 2002. The XSOP Plan was terminated in conjunction with the Acquisition.

7.    Commitments and Contingencies

Lease Commitments

        The Company has various noncancelable long-term operating leases. The approximate minimum annual rental payments due under these lease agreements as of December 31, 2002 are as follows:

(Dollars in thousands)
2003	$2,542
2004	2,659
2005	2,724
2006	2,724
2007 and after	5,684

Total minimum lease payments	$16,333

        Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense was $2.7 million for the year ended December 31, 2002, $2.0 million for the period January 1, 2001 through October 15, 2001, $0.5 million for the period October 16, 2001 through December 31, 2001 and $2.5 million for the years ended December 31, 2000. All leases expire prior to 2009. The Company expects that in the normal course of business, leases that expire will be renewed.

Employee Tax Indemnification

        In connection with the Acquisition, the Company entered into an agreement with members of its management team to indemnity them for any tax loss they may incur in connection with the purchase of its common stock at the time the Company acquired TBC, due to a determination by the Internal Revenue Service that the value of such stock was higher than the purchase price agreed upon by the Company and its management team.

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

        Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund ("Insolvency Fund"). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer. CAR also assesses its members as a result of insurer insolvencies. Because CAR is not able to recover an insolvent company's share of the net CAR losses from the Insolvency Fund, CAR must increase each of its member's share of the deficit in order to compensate for the insolvent carrier's inability to pay its deficit assessment. It is anticipated that there will be additional assessments from time to time relating to various insolvencies. In 2002, 2001 and 2000, the Company received notice of assessments from the Insolvency Fund amounting to $2.1 million, $1.4 million and $2.2 million, which it expensed for the years ended December 31, 2002, 2001 and 2000, respectively.

8.    Debt

        Debt at December 31, 2002 and 2001 consisted of the following:

	2002	2001
	(Dollars in thousands)
New secured revolving credit facility	$19,956	$—
Senior secured term loan	—	55,000
Senior subordinated notes	—	30,000
Senior secured revolving credit facility	—	14,500

	$19,956	$99,500

New Secured Revolving Credit Facility

        At the closing of the IPO, the Company repaid its existing credit facility and obtained a new $30.0 million revolving credit facility. The purpose of the new credit facility, combined with the net proceeds of the IPO, was to repay an aggregate of $96.9 million of indebtedness (including accrued interest), thereby paying off the Company's secured term loan, subordinated notes, and secured revolving credit facility. The obligations of the Company under the new credit facility are collateralized by (i) a 100% pledge of the stock of Safety Insurance Company, Inc., RBS, Inc. and TBIA, and (ii) a perfected first priority security interest, subject to permitted liens, in all of the assets, whenever acquired, of TBC, RBS, Inc. and TBIA. Loans under the new credit facility bear interest at the Company's option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of the bank's prime rate or 1/2% above the federal funds rate plus 1.5% per annum. The new credit facility is due and payable at the maturity date, which is November 27, 2005. Interest only is payable prior to maturity.

        At December 31, 2002, the Company had utilized advances of $20.0 million. The interest rate was 3.20% at December 31, 2002 and an average of 3.34% for the year ended December 31, 2002.

        The new credit facility contains specific financial and operating covenants, including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. The Company is in compliance with these debt covenants at December 31, 2002.

Secured Revolving Credit Facility and Term Loan

        As part of the funding for the Acquisition, the Company entered into a $20 million revolving credit facility and a $55 million senior secured term loan with a bank in October 2001. The obligations of the Company on these loans were collateralized by (i) a 100% pledge of the stock of Safety Insurance Company, RBS, Inc. and TBIA, and (ii) a perfected first priority security interest, subject to permitted liens, in all of the assets, whenever acquired, of TBC, RBS, Inc. and TBIA. Both loans bore interest at LIBOR plus 3.75%. The Company utilized the net proceeds from the IPO and the new secured revolving credit facility to repay $66.6 million of indebtedness (including accrued interest), thereby paying off this prior credit facility.

Subordinated Notes

        The Company also issued $30 million of senior subordinated notes to obtain funds for the Acquisition. Interest was payable semi-annually on each April 30 and October 31. The senior subordinated notes were to mature December 31, 2011 and could be redeemed at the option of the Company prior to maturity with no redemption premium or penalty. The senior subordinated notes bore an interest rate of 13%. The Company utilized the net proceeds from the IPO and the new secured revolving credit facility to repay $30.3 million of indebtedness (including accrued interest), thereby paying off these notes.

        The Company incurred interest expense of $7.3 million, $1.8 million, $0.5 million, and $1.1 million for the year ended December 31, 2002, for the period October 16, 2001 through December 31, 2001, for the period January 1, 2001 through October 15, 2001, and for the year ended December 31, 2000, respectively, related to all debt outstanding during these periods.

9.    Mandatorily Redeemable Preferred Stock

        In connection with the Acquisition (see Note 2), the Company issued 22,400 shares of the 100,000 authorized shares of 6% Series A senior preferred stock at $1,000 per share. The stock had a liquidation preference and entitled its holders to receive dividends of $60 per share per annum. To the extent that the dividends were not paid, they accrued in arrears.

        The preferred stock was redeemable at any time at the option of the Company at the stock's liquidation preference plus any accrued dividends. The stock is mandatorily redeemable (at the issue price) at the earlier of October 16, 2012 or upon a change in control of the Company.

        The holders of the preferred stock agreed to amend the terms of the preferred stock to cause it to automatically convert into common stock upon the closing of the IPO at the IPO price. Based upon the $12.00 per share IPO price, 1,866,665 additional common shares were issued in connection with this Preferred Share Exchange upon the close of the IPO.

        The preferred stock at December 31, 2001 was carried in the financial statements at its liquidation preference of $22.4 million plus accrued dividends of $0.28 million. A total of $1.5 million of dividends was accrued through the closing of the IPO and paid to the holders of the preferred stock concurrent with the Preferred Share Exchange.

10.  Reinsurance

        The Company cedes insurance to CAR and to other reinsurers. The Company is subject to concentration of credit risk with respect to reinsurance ceded to CAR. At December 31, 2002 and 2001, respectively, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $92.8 million and $94.9 million and prepaid reinsurance premiums of $26.8 million and $19.3 million were associated with CAR. The Company's participation in CAR resulted in assumed net losses of $38.6 million for the year ended December 31, 2002, $6.9 million for the period October 16, 2001 through December 31, 2001, $21.3 million for the period January 1, 2001 through October 15, 2001, and $21.7 million for the year ended December 31, 2000.

        As a servicing carrier for CAR, the Company has entered into service contracts with several insurance carriers under which the Company services the residual market business assigned to the carriers by CAR (the "buyout program"). Business generated through the buyout program is 100% ceded to the applicable carrier and serviced for a fee. Servicing carrier fees amounted to $0.5 million for the year ended December 31, 2002, $0.1 million for the period October 16, 2001 through December 31, 2001, $0.4 million for the period January 1, 2001 through October 15, 2001, and $0.6 million for the year ended December 31, 2000.

        The effect of reinsurance on net written and earned premiums and losses and LAE is as follows:

	Successor		Predecessor
	Year ended December 31, 2002	October 16- December 31, 2001	January 1- October 15, 2001	Year ended December 31, 2000
	(Dollars in thousands)
Written Premiums
Direct	$516,556	$80,238	$391,628	$427,457
Assumed	69,243	13,582	31,587	51,175
Ceded	(68,185)	(10,840)	(40,729)	(48,602)

Net written premiums	$517,614	$82,980	$382,486	$430,030

Premiums Earned
Direct	$493,722	$97,050	$351,011	$389,871
Assumed	55,873	13,438	34,092	49,746
Ceded	(60,339)	(10,313)	(38,005)	(58,204)

Net premiums earned	$489,256	$100,175	$347,098	$381,413

Loss and LAE
Direct	$380,151	$70,139	$293,803	$297,389
Assumed	76,227	15,643	45,885	53,847
Ceded	(81,200)	(10,223)	(63,305)	(76,098)

Net loss and LAE	$375,178	$75,559	$276,383	$275,138

        The Company has a property catastrophe excess of loss and a casualty excess of loss reinsurance agreement which are designed to protect against large or unusual losses and LAE activity. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. All of the Company's reinsurers have an A.M. Best rating of "A" or better, except for Lloyd's of London, Folksamerica Reinsurance Company, and Montpelier Reinsurance Limited that are all rated "A-." Swiss Re, the Company's primary reinsurer, maintains an A.M. Best rating of "A++" (Superior). The Company had no allowances for uncollectible reinsurance balances at December 31, 2002 or 2001.

11.  Loss and Loss Adjustment Expense Reserves

        The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown, in the Company's consolidated financial statements for the periods indicated:

	Successor		Predecessor
	Year Ended December 31, 2002	October 16 - December 31, 2001	January 1 - October 15, 2001	Year Ended December 31, 2000
	(Dollars in thousands)
Reserves for losses and LAE, beginning of year	$302,556	$307,655	$302,131	$315,226
Less reinsurance recoverable on unpaid losses and LAE	(75,179)	(83,501)	(90,297)	(108,613)

Net reserves for losses and LAE, beginning of year	227,377	224,154	211,834	206,613

Incurred losses and LAE, related to:
Current year	377,440	76,262	282,983	302,102
Prior year	(2,262)	(703)	(6,600)	(26,963)

Total incurred losses and LAE	375,178	75,559	276,383	275,139

Paid losses and LAE related to:
Current year	217,778	58,168	164,215	161,981
Prior year	118,141	14,168	99,848	107,937

Total paid losses and LAE	335,919	72,336	264,063	269,918

Net reserves for losses and LAE, end of year	266,636	227,377	224,154	211,834
Plus reinsurance recoverables on unpaid losses and LAE	66,661	75,179	83,501	90,297

Reserves for losses and LAE, end of year	$333,297	$302,556	$307,655	$302,131

        At the end of each period, the reserves were re-estimated for all prior accident years and were decreased by $2.3 million for the year ended December 31, 2002, $0.7 million for the period October 15, 2001 through December 31, 2001, $6.6 million for the period January 1, 2001 through October 15, 2001, and $27.0 million for the year ended December 31, 2000. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies upon these developments.

        The Company has substantially benefited in prior years from releasing redundant reserves. Massachusetts private passenger automobile insurance pricing was very favorable in the early to mid-1990s and the reserves we established for business written during that period developed favorably, allowing us to release substantial reserves in following years. As maximum permitted rates declined in the latter part of the 1990s through 2002, and the redundancies resulting from favorable development of earlier years were released, our redundancies in subsequent years began to diminish. In the year ended December 31, 2000 we released $27.0 million in reserves relating to prior years, compared to $7.3 million in 2001. For the year ended December 31, 2002, we released loss reserves related to prior years of $2.3 million.

        The Company applies a consistent reserving philosophy. The reserve for loss and loss adjustment expenses represents management's best estimate of the ultimate net cost of all loss and loss adjustment expenses incurred after reinsurance. These estimates are based on actuarial studies performed by management and independent actuaries which have inherent limitations as to the accuracy of the estimates due to the fact that the ultimate liability for claims is subject to the outcome of events yet to occur. Accordingly, the amounts the Company will ultimately incur from losses and loss adjustment expenses could differ materially in the near term from the amounts recorded at December 31, 2002.

        Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

12.  Related Party Transactions

        Upon closing of the IPO, the Company paid TJC Management Corporation, an affiliate of the Jordan Company ("TJC"), a $4.0 million termination fee related to the annual fee that ceased at the IPO, as agreed with TJC under the amended management agreement. This has been included in other expenses in the statement of operations for the year ended December 31, 2002.

        During 2001, the Company entered into a ten-year management consulting agreement with TJC, an affiliate of The Jordan Company. Under the management consulting agreement, TJC renders consulting services to the Company in connection with financial and business affairs, relationships with lenders, shareholders and other third parties, and the expansion of the Company's business. The Agreement will automatically renew for successive one-year terms starting December 31, 2011 unless terminated pursuant to its provisions. Under the Agreement, the Company was required to pay an annual management fee of $1.0 million in quarterly installments.

        The agreement, which was amended concurrent with the IPO, provides for:

  •
  an investment banking and sponsorship fee payable up to 2% of the aggregate consideration (i) paid by the Company for any Acquisition by the Company of all or substantially all of the outstanding capital stock, warrants or options or substantially all of the business or assets of another individual or business entity, or (ii) paid to the Company in connection with any sale by the Company of all or substantially all of its stock, warrants, options, business or assets or the stock, warrants, options, business or assets of any of its subsidiaries;
  •
  a financial consulting fee of up to 1% of the amount obtained or made available to the Company pursuant to any debt, equity or other financing by the Company with the assistance of TJC; and
  •
  payment by the Company of an amount equal to TJC's out-of-pocket expenses, including an allocable amount of TJC's overhead expenses attributable to services provided to the Company.

        Upon consummation of the Acquisition, the Company paid TJC a closing fee of $2.5 million in lieu of any fee otherwise payable to TJC as described above. This has been included in transaction expenses in the statement of operations for the successor period ended December 31, 2001.

        In connection with the Acquisition, each member of the executive management team issued a recourse promissory note to, and entered into a pledge agreement with the Company. Pursuant to the notes, the Company loaned management an aggregate of $0.7 million in order to purchase common stock in connection with the Acquisition and the Restricted Stock Plan. Pursuant to pledge agreements, the management team pledged the common stock back to the Company as security for the loans made under the promissory notes. The notes bear interest at a rate of 5% annually and are due and payable on the earlier of December 31, 2011 or 90 days after any management team member ceases to be an employee of the Company. Each member may prepay his note at any time without penalty. At December 31, 2002 and 2001, the loans are carried in the financial statements at $0.7 million which represents the outstanding principal and accrued interest on the notes. Such loans have been recorded as contra-equity in accordance with the accounting policy described in Note 3. The interest rate on the notes is below a market rate and triggers compensation expense recognition for the shares held by management, including the restricted stock, as described in Note 6.

13.  Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders includes preferred stock dividends for the year ended December 31, 2002 and the period October 16, 2001 through December 31, 2001.

        Diluted earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of diluted shares outstanding during the period.

	Successor		Predecessor
	Year ended December 31, 2002	October 16- December 31, 2001	January 1- October 15, 2001	Year ended December 31, 2000
Earnings (loss) per common share—basic
Net income (loss) available to common shareholders before extraordinary item	$1.44	$(1.07)	$6.26	$22.50
Extraordinary item	—	21.29	—	—

Net income available to common shareholders	$1.44	$20.23	$6.26	$22.50

Earnings (loss) per common share—diluted
Net income (loss) available to common shareholders before extraordinary item	$1.38	$(1.07)	$6.26	$22.50
Extraordinary item	—	21.29	—	—

Net income available to common shareholders	$1.38	$20.23	$6.26	$22.50

Weighted average number of common shares (in thousands)
Common shares—basic	6,433.8	5,519.5	898.3	856.8
Effect of dilutive securities
Stock options	2.9	—	—	—
Restricted stock	262.6	290.5	—	—

Weighted average number of common shares—diluted	6,699.3	5,810.0	898.3	856.8

14.  Income Taxes

        Provision for income taxes have been calculated in accordance with the provision of Statement No. 109. A summary of the income tax expense (benefit) in the Consolidated Statements of Income is shown below:

	Successor		Predecessor
	Year ended December 31, 2002	October 16- December 31, 2001	January 1- October 15, 2001	Year ended December 31, 2000
	(Dollars in thousands)
Current Income Taxes:
Federal	$1,360	$264	$773	$10,458
State	2	1	(113)	17

	1,362	265	660	10,474

Deferred Income Taxes:
Federal	136	(2,086)	849	(2,233)
State	(218)	155	169	14

	(82)	(1,931)	1,018	(2,219)

Total income tax expense (benefit)	$1,280	$(1,666)	$1,678	$8,255

        The income tax expense (benefit) attributable to the consolidated results of operations are different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows:

	Successor		Predecessor
	Year ended December 31, 2002	October 16- December 31, 2001	January 1- October 15, 2001	Year ended December 31, 2000
	(Dollars in thousands)
Federal income tax expense (benefit), at statutory rate	$4,109	$(2,544)	$2,556	$9,635
Tax-exempt investment income, net	(2,313)	(415)	(1,652)	(1,865)
State taxes, net	(140)	102	36	20
ESOP	—	(1)	(126)	619
Transaction costs	280	1,214	691	—
Changes in tax estimates	(601)	—	42	(101)
Rate differential	(100)	(37)	—	—
Other, net	45	15	131	(53)

Total income tax expense (benefit)	$1,280	$(1,666)	$1,678	$8,255

        The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company's consolidated federal tax return group. Its components were as follows:

	December 31,
	2002	2001
	(Dollars in thousands)
Deferred tax assets:
Discounting of loss reserves	$8,265	$7,500
Discounting of unearned premium reserve	18,190	15,982
Bad debt allowance	226	93
Depreciation	1,352	1,752
Employee benefits	304	2,695
Alternative minimum tax credits	166	315
Transaction related costs	1,153	—
State loss carryforwards	3,076	675
Other	185	183

Total deferred tax assets before valuation allowance	32,917	29,915
Valuation allowance for deferred tax assets	(3,076)	(675)

Total deferred tax assets, net of valuation allowance	29,841	28,520

Deferred tax liabilities:
Deferred acquisition costs	(12,781)	(9,503)
Investments	(2,186)	(3,270)
Net unrealized gains on investments	(7,711)	2,394
Pro forma premium acquisition expenses	(918)	—

Total deferred tax liabilities	(23,596)	(10,379)

Net deferred tax asset	$6,245	$18,141

        Gross deferred income tax assets totaled $29.8 million and $31.6 million at December 31, 2002 and 2001, respectively. Gross deferred income tax liabilities totaled $23.6 million and $13.5 million at December 31, 2002 and 2001, respectively.

        The Company believes, based on its recent earnings history and its future expectations, that the Company's taxable income in future years will be sufficient to realize all federal deferred tax assets. A valuation allowance has been established in 2002 in the amount of $3.1 million against state loss carryforwards. This valuation allowance is based upon management's assessment that it is more likely than not that the Company will not be able to utilize these state deferred tax assets. In determining the adequacy of future income, the Company considered the future reversal of its existing temporary differences and available tax planning strategies that could be implemented, if necessary. At December 31, 2002, there are available alternative minimum tax credit carry forwards of $0.2 million. The alternative minimum tax credit carry forwards have no expiration date.

15.  Statutory Net Income and Surplus

Statutory Accounting Practices

        The Company's insurance subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Statutory net income of the Company's insurance subsidiaries was $21.5 million, $10.3 million, and $11.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Statutory capital and surplus of the Company's insurance subsidiaries was $234.2 and $220.1 at December 31, 2002 and 2001, respectively. In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance, which replaces the current accounting practices and procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g., deferred income taxes are recorded. The Division has adopted the codification guidance, effective January 1, 2001. The effect of adoption was an increase to the statutory capital and surplus of the Company's insurance subsidiaries of approximately $16.2 million.

Dividends

        The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Division. Massachusetts' statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commonwealth of Massachusetts Insurance Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. The Company's insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts' statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2002, the statutory surplus of Safety Insurance was $234.2 million, and its net income for 2002 was $20.4 million. A maximum of $23.4 million will be available by the end of 2003 for such dividends without prior approval of the Division.

16.  Fair Value of Financial Instruments

        The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," and, therefore, are not included in the amounts discussed.

        At December 31, 2002 and 2001, investments in fixed maturities had a fair value, which equaled carrying value, of $594.1 million and $507.3 million, respectively. There were no investments in fixed maturities for which a quoted market price or dealer price was not available at December 31, 2002 and 2001, respectively.

        The carrying values of cash and cash equivalents and investment income accrued approximates fair value.

        At December 31, 2002 and 2001, the carrying value of $20.0 million of the new secured revolving credit facility and the carrying value of $69.5 million of the secured revolving credit facility and term loan, respectively, approximated its fair value as described in Note 8. At December 31, 2001 the carrying value of the subordinated notes approximated fair value.

        At December 31, 2001, the shares of mandatorily redeemable preferred stock had a carrying value of $22.7 million, which approximated its fair value. Fair value of the preferred stock is based upon the liquidation value plus accrued dividends at December 31, 2001. There was no preferred stock outstanding at December 31, 2002.

17.  Quarterly Results of Operations

        An unaudited summary of the Company's 2002 and 2001 quarterly performance is as follows:

	Successor Year ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share data)
Total income	$129,695	$130,103	$133,326	$136,165
Net income	3,384	2,085	3,720	1,272
Net income available to common shareholders	3,048	1,749	3,384	1,061
Earnings per common share:
Net income available to common shareholders
Basic	0.55	0.32	0.61	0.12
Diluted	0.53	0.30	0.58	0.12
	Predecessor 2001				Successor 2001
	First Quarter	Second Quarter	Third Quarter	October 1- October 15	October 16- December 31,
	(Dollars in thousands except per share data)
Total income	$116,577	$120,609	$120,530	$20,122	$103,796
Net income (loss) before extraordinary item	901	3,449	3,263	(1,989)	(5,602)
Net income (loss)	901	3,449	3,263	(1,989)	111,921
Net income (loss) available to common shareholders	901	3,449	3,263	(1,989)	111,641
Extraordinary item	—	—	—	—	117,523
Earnings (loss) per common share:
Net income (loss) available to common shareholders before extraordinary item
Basic	1.02	3.87	3.60	(2.23)	(1.07)
Diluted	1.02	3.87	3.60	(2.23)	(1.07)
Net income (loss) available to common shareholders
Basic	1.02	3.87	3.60	(2.23)	20.23
Diluted	1.02	3.87	3.60	(2.23)	20.23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information called for by this Item and not provided in Part I. Item 4A, "Executive Officers of the Registrant", will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 23, 2003 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2002 (the Company's fiscal year end), and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information called for by this Item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 23, 2003 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2002 (the Company's fiscal year end), and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by this Item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 23, 2003 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2002 (the Company's fiscal year end), and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this Item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 23, 2003 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2002 (the Company's fiscal year end), and such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.
The following documents are filed as a part of this report:

1.
Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2002 are contained herein as listed in the Index to Consolidated Financial Statements on page 52.

2.
Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules on page 84.

3.
Exhibits: The exhibits are contained herein as listed in the Index to Exhibits on page 96.

B.
No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SAFETY INSURANCE GROUP, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

		Page
PricewaterhouseCoopers' Report of Independent Accountant		85
Schedules
I	Summary of Investments—Other than Investments in Related Parties	86
II	Condensed Financial Information of the Registrant	87
III	Supplementary Insurance Information	89
IV	Reinsurance	90
V	Valuation and Qualifying Accounts	91
VI	Supplemental Information Concerning Property and Casualty Insurance Operations	92

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors and Shareholders
of Safety Insurance Group, Inc.:

        Our audits of the consolidated financial statements referred to in our reports dated March 20, 2003 and March 15, 2002 appearing in the 2002 Annual Report to Shareholders of Safety Insurance Group, Inc. on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 20, 2003

Safety Insurance Group, Inc

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2002—Successor

	Column B	Column C	Column D
	Cost	Fair Value	Amount at which shown in the Balance Sheet
	(Dollars in thousands)
Fixed maturities:
Bonds:
U.S. government and government agencies and authorities	$188,423	$195,091	$195,091
Corporate bonds	193,960	201,431	201,431
States, municipalities and political subdivisions	189,680	197,549	197,549
Redeemable preferred stocks	9,791	9,815	9,815

Total fixed maturities	581,854	603,886	603,886

Total investments	$581,854	$603,886	$603,886

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheet

Schedule II

	Successor
	December 31, 2002	December 31, 2001
	(Dollars in thousands)
Assets:
Investments in consolidated affiliates	$249,652	$163,500
Deferred income taxes	—	434

Total Assets	$249,652	$163,934

Liabilities:
Accounts payable and other liabilities	$4,400	$2,272
Debt	—	30,000

Total Liabilities	4,400	32,272

Mandatorily Redeemable Preferred Stock	—	22,680
Shareholders' Equity	245,252	108,982

Total Liabilities, Mandatorily Redeemable Preferred Stock and Shareholders' Equity	$249,652	$163,934

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statement of Income and Comprehensive Income

Schedule II

	Successor
	Year Ended December 31, 2002	October 16- December 31, 2001
	(Dollars in thousands)
Revenues	$35	$—
Expenses	13,336	4,766

Pretax loss	(13,301)	(4,766)
Income tax provision	1,073	793

Net loss	(12,228)	(3,973)
Earnings from consolidated affiliates	22,689	115,894

Consolidated net income	10,461	111,921
Other net comprehensive income (loss), after tax	18,778	(4,457)

Consolidated comprehensive net income	$29,239	$107,464

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statement of Cash Flows

Schedule II

	Successor
	Year Ended December 31, 2002	October 16– December 31, 2001
	(Dollars in thousands)
Net income	$10,461	$111,921
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings in consolidated subsidiaries	(22,689)	(113,759)
Termination of stock subscription agreements	6,187	—
Changes in assets and liabilities:
Accounts payable and accrued liabilities	2,128	2,272
Deferred income taxes	(1,073)	(434)

Net cash used for operating activities	(4,986)	—

Contribution to subsidiaries	(45,334)	(54,205)

Net cash used for investing activities	(45,334)	(54,205)

Payment of long-term debt	(30,000)	—
Proceeds from issuance of common stock	81,819	1,805
Dividend paid	(1,499)	—
Proceeds from issuance of mandatorily redeemable preferred stock	—	22,400
Proceeds from issuance of debt	—	30,000

Net cash provided by financing activities	50,320	54,205

Net (decrease)/increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of year	—	—

Cash and cash equivalents, end of year	$—	$—

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premiums Earned	Net Investment Income	Benefits, Claims, Losses, and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
	(Dollars in thousands)
Years Ended:
Successor December 31, 2002	$36,992	$333,297	$271,998	—
Successor year ended December 31, 2002					$489,256	$26,142	$375,178	$69,644	$59,222	$517,614
Successor December 31, 2001	31,598	302,556	235,794	—
Successor period Oct. 16, 2001 to Dec. 31, 2001					100,175	5,359	75,559	13,424	16,384	82,980
Predecessor period Jan. 1, 2001 to Oct. 15, 2001					347,098	22,246	276,383	46,513	41,485	382,486
Predecessor December 31, 2000	27,631	302,131	214,349	—
Predecessor year ended December 31, 2000					381,413	26,889	275,139	49,167	64,258	430,030

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

Column A	Column B	Column C	Column D	Column E	Column F
Premiums Earned	Gross Amount	Ceded to Other Companies	Assumed from from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(Dollars in thousands)
Years ended:
Successor December 31, 2002	$493,722	$60,339	$55,873	$489,256	11.4%
Successor period Oct. 16, 2001 to Dec. 31, 2001	97,050	10,313	13,438	100,175	13.4%
Predecessor period Jan. 1, 2001 to Oct. 15, 2001	351,011	38,005	34,092	347,098	9.8%
December 31, 2000	389,871	58,204	49,746	381,413	13.0%

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Accounts	Deductions Described	Balance at End of Period
	(Dollars in thousands)
December 31, 2002:
Allowance for Doubtful Accounts	$226	$322	—	—	$548
December 31, 2001:
Allowance for Doubtful Accounts	90	136	—	—	226
December 31, 2000:
Allowance for Doubtful Accounts	127	(37)	—	—	90

Safety Insurance Group, Inc.

Supplemental Information for Property and Casualty Insurance Underwriters

Schedule VI

							Column H
Column A		Column C					Claims and Claims Adjustment Expenses Incurred Related to
	Column B		Column D	Column E	Column F	Column G			Column J	Column K	Column I
		Reserves for Unpaid Claims and Claims Adjustment Expenses
Affiliations with Registrant	Deferred Policy Acquisition Costs		Discount, if any, deducted in Column C	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claims Adjustment Expenses	Premiums Written
	(Dollars in thousands)
2002	$36,992	$333,297	$—	$271,998	$489,256	$26,142	$377,440	$(2,262)	$69,644	$335,919	$517,614
2001	31,598	302,556	—	235,794	—	—	—	—	—	—	—
Successor period Oct. 16, 2001 to Dec. 31, 2001					100,175	5,359	76,262	(703)	13,424	72,337	82,980
Predecessor period Jan. 1, 2001 to Oct. 15, 2001					347,098	22,246	282,983	(6,600)	46,513	264,063	382,486
2000	27,631	302,131	—	214,349	381,413	26,889	302,102	(26,963)	49,167	269,918	430,030

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)
Date: March 31, 2003
	By:	/s/ DAVID F. BRUSSARD David F. Brussard Chief Executive Officer, President and Director

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David F. Brussard and William J. Begley, Jr., and each of them acting individually, his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and any other regulatory authority, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID F. BRUSSARD David F. Brussard	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2003
/s/ WILLIAM J. BEGLEY, JR. William J. Begley, Jr.	Chief Financial Officer, Vice President and Secretary (Principal Financial and Accounting Officer)	March 31, 2003
/s/ A. RICHARD CAPUTO, JR. A. Richard Caputo, Jr.	Director	March 31, 2003
/s/ JOHN W. JORDAN II John W. Jordan II	Director	March 31, 2003
/s/ DAVID W. ZALAZNICK David W. Zalaznick	Director	March 31, 2003
/s/ BRUCE R. BERKOWITZ Bruce R. Berkowitz	Director	March 31, 2003
/s/ DAVID K. MCKOWN David K. McKown	Director	March 31, 2003

CERTIFICATIONS

I, David F. Brussard, certify that:

1.
I have reviewed this annual report on Form 10-K of Safety Insurance Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

6.
The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

/s/ DAVID F. BRUSSARD Chief Executive Officer, President and Director (Principal Executive Officer)

I, William J. Begley, Jr., certify that:

1.
I have reviewed this annual report on Form 10-K of Safety Insurance Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

6.
The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

/s/ WILLIAM J. BEGLEY, JR. Chief Financial Officer, Vice President and Secretary (Principal Financial Officer)

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Title
99.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002