Form 10-Q
period 2003-03-31
SAFETY INSURANCE GROUP INC
filed 2003-05-15
CIK 1172052

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        As of May 14, 2003, 15,259,991 Common Shares with a par value of $0.01 per share were outstanding.

SAFETY INSURANCE GROUP, INC.
Table of Contents

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost:$597,483 in 2003 and $581,854 in 2002)	$623,161	$603,886
Cash and cash equivalents	18,052	34,777
Accounts receivable, net of allowance for doubtful accounts	137,674	122,005
Accrued investment income	7,345	6,812
Taxes receivable	1,739	1,546
Receivable from reinsurers related to paid loss and loss adjustment expenses	38,618	40,886
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	68,329	66,661
Prepaid reinsurance premiums	33,313	30,967
Deferred policy acquisition costs	41,783	36,992
Deferred income taxes	5,214	6,245
Equity and deposits in pools	11,328	24,983
Other assets	2,248	2,836

Total assets	$988,804	$978,596

Liabilities
Loss and loss adjustment expense reserves	$349,433	$333,297
Unearned premium reserves	309,505	271,998
Accounts payable and accrued liabilities	16,189	33,222
Outstanding claims drafts	20,274	19,391
Payable for securities	2,172	18,814
Payable to reinsurers	21,315	36,666
Debt	19,956	19,956

Total liabilities	738,844	733,344

Commitments and contingencies (Note 7)
Shareholders' equity
Common stock: $0.01 par value; 30,000,000 shares authorized, 15,259,991 shares issued and outstanding	153	153
Additional paid-in capital	110,632	110,632
Accumulated other comprehensive income, net of taxes	16,690	14,321
Promissory notes receivable from management	(212)	(737)
Retained earnings	122,697	120,883

Total shareholders' equity	249,960	245,252

Total liabilities and shareholders' equity	$988,804	$978,596

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands except per share and share data)

	Three Months Ended March 31,
	2003	2002
Net earned premiums	$132,070	$119,041
Investment income	7,029	6,874
Net realized losses on investments	(729)	(43)
Finance and other service income	4,045	3,823

Total income	142,415	129,695

Losses and loss adjustment expenses	106,628	88,927
Underwriting, operating and related expenses	31,802	33,493
Interest expenses	168	2,300

Total expenses	138,598	124,720

Income before income taxes	3,817	4,975
Income tax expense	935	1,591

Net income	$2,882	$3,384

Dividends on mandatorily redeemable preferred stock	—	(336)

Net income available to common shareholders	$2,882	$3,048

Earnings per common share:
Net income available to common shareholders
Basic	$0.19	$0.55

Diluted	$0.19	$0.53

Cash dividends paid per common share	$0.07	$—

Weighted average number of common shares outstanding
Basic	15,259,991	5,519,492

Diluted	15,285,257	5,809,992

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(Unaudited)

(Dollars in thousands)

	Common Stock	Accumulated Other Comprehensive Income/(Loss), Net of Taxes	Additional Paid-in Capital	Promissory Notes Receivable From Management	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2001	$58	$(4,457)	$2,442	$(702)	$111,641	$108,982
Net income, January 1 to March 31, 2002					3,384	3,384
Accrued interest on promissory notes from management				(9)		(9)
Other comprehensive income, net of deferred federal income taxes		(3,940)				(3,940)
Accrued dividends on mandatorily redeemable preferred stock					(336)	(336)

Balance at March 31, 2002	$58	$(8,397)	$2,442	$(711)	$114,689	$108,081

	Common Stock	Accumulated Other Comprehensive Income/(Loss), Net of Taxes	Additional Paid-in Capital	Promissory Notes Receivable From Management	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2002	$153	$14,321	$110,632	$(737)	$120,883	$245,252
Net income, January 1 to March 31, 2003					2,882	2,882
Accrued interest on promissory notes from management				(6)		(6)
Payments on promissory notes from management				531		531
Other comprehensive income, net of deferred federal income taxes		2,369				2,369
Dividends paid					(1,068)	(1,068)

Balance at March 31, 2003	$153	$16,690	$110,632	$(212)	$122,697	$249,960

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2003	2002
Net income	$2,882	$3,384
Other comprehensive income, net of tax:
Change in unrealized holding gains (losses), net of tax expense (benefit) of $1,020 in 2003 and $(2,137) in 2002	1,895	(3,968)
Reclassification adjustment for losses included in net income, net of tax expense of $255 in 2003 and $16 in 2002	474	28

Unrealized gains (losses) on securities available for sale	2,369	(3,940)

Comprehensive income (loss)	$5,251	$(556)

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$2,882	$3,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	1,353	1,010
Provision for deferred income taxes	(244)	146
Gains on sales of fixed assets	(34)	—
Net realized losses on investments	729	43
Changes in assets and liabilities:
Accounts receivable	(15,669)	(11,584)
Accrued investment income	(533)	(662)
Receivable from reinsurers	600	8,187
Prepaid reinsurance premiums	(2,346)	(4,852)
Deferred policy acquisition costs	(4,791)	(3,860)
Other assets	14,111	11,430
Loss and loss adjustment expense reserves	16,136	(3,155)
Unearned premium reserves	37,507	37,517
Accounts payable and accrued liabilities	(17,033)	(21,121)
Payable to reinsurers	(15,351)	(8,589)
Other liabilities	883	(1,589)

Net cash provided by operating activities	18,200	6,305

Cash flows from investing activities:
Fixed maturities purchased	(54,332)	(55,290)
Proceeds from sales of fixed maturities	20,022	53,307
Proceeds from maturities of fixed maturities	—	7,750
Fixed assets purchased	(112)	(29)
Proceeds from sales of fixed assets	34	—

Net cash (used for) provided by investing activities	(34,388)	5,738

Cash flows from financing activities:
Decrease in promissory notes from management	531	—
Dividend paid to shareholders	(1,068)	—
Payment of long-term debt	—	(1,000)

Net cash used for financing activities	(537)	(1,000)

Net (decrease) increase in cash and cash equivalents	(16,725)	11,043
Cash and cash equivalents at beginning of year	34,777	12,278

Cash and cash equivalents at end of period	$18,052	$23,321

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

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

        The financial information as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 31, 2003.

        The Company is a leading provider of personal lines property and casualty insurance focused exclusively on the Massachusetts market. Its principal product line is personal automobile insurance, which accounted for 81.5% of its direct written premiums in 2002. The Company operates through its insurance company subsidiaries, Safety Insurance Company and Safety Indemnity Insurance Company. TBIA is the managing agent for Safety Insurance Company and Safety Indemnity Insurance Company.

2.     Initial Public Offering ("IPO")

        As discussed below, the November 27, 2002 IPO, the use of IPO net proceeds, the Preferred Share Exchange (as defined below) and the Direct Sale (as defined below) altered the capital structure of the Company.

        The Company sold 6,333,334 common shares in its IPO, 350,000 common shares in a direct sale (the "Direct Sale") and 900,000 common shares from the exercise of the underwriters' over-allotment option all at $12.00 per share. Net proceeds received were $81,819 from these stock issuances after deducting underwriting discounts and other offering expenses. The Company also received $30,000 from borrowings under our new credit facility. These net proceeds and borrowings were used to repay principal and interest on the outstanding debt as well as dividends on the outstanding mandatorily redeemable preferred stock. In addition, $22,400 of common stock and additional paid in capital was recognized from the issuance of 1,866,665 common shares upon conversion of all outstanding preferred stock (the "Preferred Share Exchange"), concurrent with the IPO.

        In conjunction with the IPO, the Board of Directors of the Company (the "Board") declared a 23.24 for 1 common stock split on November 12, 2002 in the form of a stock dividend that became effective immediately after the time the Company filed its amended and restated certificate of incorporation, prior to the IPO. In accordance with the provisions of FAS 128, "Earnings Per Share", all earnings per share presented in the consolidated financial statements of the Company have been adjusted retroactively for the stock split.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        As of March 31, 2003, the Company had 15,259,991 common shares outstanding. The 5,519,492 common shares outstanding as of March 31, 2002 increased to 14,359,991 at the IPO due to the addition of the new 6,333,334 common shares sold at IPO, the 350,000 common shares sold as part of the Direct Sale, an additional 1,866,665 common shares issued in the Preferred Share Exchange and 290,500 restricted shares which vested in full upon the IPO. On December 5, 2002, the 14,359,991 shares outstanding increased to 15,259,991 common shares outstanding due to the underwriters purchase of an additional 900,000 common shares pursuant to their over-allotment option exercise.

3.     Summary of Significant Accounting Policies

  Losses and Loss Adjustment Expenses

        Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. Liabilities for losses and loss adjustment expenses ("LAE") include case basis estimates for open claims reported prior to quarter-end, estimates of incurred but not reported ("IBNR") losses, estimates of anticipated salvage and subrogation recoverable and estimates of LAE. The liability for losses and LAE is intended to reflect the ultimate net cost of all losses and LAE incurred through the end of the balance sheet period. The estimates are continually reviewed and modified to reflect current conditions, and any resulting adjustments in estimates are reflected in current operating results in the period in which the estimates are revised.

  Investments

        Investments in fixed maturities, which include taxable and non-taxable bonds and redeemable preferred stock available-for-sale are reported at fair value. Fair values are derived from external market quotations. Unrealized gains or losses on fixed maturity and equity securities, reported at fair value, are excluded from earnings and reported in a separate component of shareholders' equity, known as "Accumulated other comprehensive income (loss), net of income taxes", until realized. Realized gains or losses on the sale or maturity of investments are determined on the basis of the specific cost identification method. Fixed maturity securities that experience declines in value that are deemed other-than-temporary are written down to fair value with a corresponding charge to net realized losses on investments. Investment income is recognized on an accrual basis of accounting. Bonds not backed by other loans are amortized using the interest method. Loan-backed bonds and structured securities are amortized using the interest method and significant changes in estimated cash flows from the original purchase assumptions are accounted for using the retrospective method.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

  Stock-Based Compensation

        On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan ("the Incentive Plan"). The Incentive Plan provides for a variety of awards, including incentive stock options, nonqualified stock options, stock appreciation rights ("SARs") and restricted stock awards. The Company has granted certain stock option awards under this Incentive Plan and has adopted the accounting for these options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation" and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". Disclosure of stock-based compensation determined in accordance with SFAS No. 148 is presented in Note 5, "Employee Benefit Plans".

  Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share ("EPS") is calculated by dividing net income (loss) available to common shareholders by the weighted average number of basic common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares and the net effect of potentially dilutive common shares. The Company's only potentially dilutive instruments during the three months ended March 31, 2003 were 770,000 stock options, comprised of 379,000 options to certain members of senior management granted at the IPO, and 391,000 options to certain employees and members of senior management granted during the three months ended March 31, 2003. For the three months ended March 31, 2002, the Company determined that 290,500 shares of restricted stock held by management were potentially dilutive prior to the IPO when all restricted shares vested in full. In accordance with the provisions of FAS 128, EPS is determined based upon net income, before and after any extraordinary items, less any declared or accrued dividends on the mandatorily redeemable preferred stock. EPS was retroactively restated for the stock split at the IPO. See Note 2, "IPO".

  Reclassifications

        Prior period amounts have been reclassified to conform to the current period presentation.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

4.     Investments

  Fixed Maturities

        The gross unrealized appreciation (depreciation) of investments in fixed maturities securities was as follows:

	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Treasury securities and obligations of U.S. Government agencies(1)	$197,446	$6,819	$(78)	$204,187
Obligations of states and political subdivisions	194,451	8,371	(77)	202,745
Asset-backed securities	79,444	3,601	(388)	82,657
Corporate and other securities	126,142	7,474	(44)	133,572

Totals	$597,483	$26,265	$(587)	$623,161

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $103,109 as of March 31, 2003.

        The amortized cost and the estimated fair value of fixed maturity securities, by maturity, at March 31, 2003 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2003
	Amortized Cost	Fair Value
Due in one year or less	$5,101	$5,157
Due after one year through five years	116,859	121,926
Due after five years through ten years	176,325	184,559
Due after ten years through twenty years	62,483	64,802
Due after twenty years	54,162	58,758
Asset-backed securities	182,553	187,959

Totals	$597,483	$623,161

        Gross gains of $173 and gross losses of $65 were realized on sales of fixed maturities for the three months ended March 31, 2003.

        During the three months ended March 31, 2003 there was a significant deterioration in the credit quality of one of the Company's holdings, Continental Airlines. The Company recorded an other-than-temporary impairment of $837 for this security. For the three months ended March 31, 2002, the Company did not record any other-than-temporary impairment charges relating to the Company's portfolio of investment securities as there were no significant deteriorations in the credit quality of any of the Company's holdings.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

5.     Employee Benefit Plans

  Management Omnibus Incentive Plan

        On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan ("the Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options, incentive stock options, SARs and restricted stock awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000. On July 1, 2002, the Board authorized the grant of 379,000 stock options to certain employees and one nominee for director, pursuant to the Incentive Plan. These grants were effective upon the IPO date at an exercise price equal to the $12.00 per share IPO price, have a ten year term and vest in five equal annual installments beginning on the first anniversary date of these grants. On February 20, 2003, the Compensation Committee authorized the grant of 99,000 stock options to certain employees pursuant to the Incentive Plan. These grants were effective upon the grant date at an exercise price of $13.30, which is equal to the closing price of the Company's common stock on the grant date, have a ten year term and vest in five equal annual installments beginning on the first anniversary date of these grants. On March 12, 2003, the Compensation Committee authorized the grant of 292,000 stock options to certain employees pursuant to the Incentive Plan. These grants were effective on March 31, 2003 at an exercise price of $13.03, which is equal to the closing price of the Company's common stock on the grant date, have a ten year term and vest in three annual installments of 30% on March 31, 2004, 30% on March 31, 2005 and 40% on March 31, 2006, beginning the first anniversary of the date of the grant. The Board and the Compensation Committee intend to issue more options under the Incentive Plan in the future, not to exceed the maximum number of shares to be granted.

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

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$2,882	$3,384
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards net of related tax effects	(88)	—

Pro forma net income	2,794	3,384
Dividends on mandatorily redeemable preferred stock	—	(336)

Pro forma net income available to common shareholders	$2,794	$3,048

Earnings per common share:
Basic—as reported	$0.19	$0.55

Basic—pro forma	$0.18	$0.55

Diluted—as reported	$0.19	$0.53

Diluted—pro forma	$0.18	$0.53

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        The fair value of stock options used to compute pro forma net income and earnings per share disclosures for the three months ended March 31, 2003 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

March 31, 2003
Dividend yield	2.15%
Expected volatility	.20
Risk-free interest rate	3.35%
Expected holding period (in years)	7

6.     Loss and Loss Adjustment Expense Reserves

        The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown, in the Company's consolidated financial statements for the periods indicated:

	Three Months Ended March 31,
	2003	2002
Reserves for losses and LAE, beginning of year	$333,297	$302,556
Less reinsurance recoverable on unpaid losses and LAE	(66,661)	(75,179)

Net reserves for losses and LAE, beginning of year	266,636	227,377

Incurred losses and LAE, related to:
Current year	107,914	89,558
Prior year	(1,286)	(631)

Total incurred losses and LAE	106,628	88,927

Paid losses and LAE related to:
Current year	40,986	38,904
Prior year	51,174	48,718

Total paid losses and LAE	92,160	87,622

Net reserves for losses and LAE, end of period	281,104	228,682
Plus reinsurance recoverables on unpaid losses and LAE	68,329	70,719

Reserves for losses and LAE, end of period	$349,433	$299,401

        At the end of the three month periods above, the reserves were re-estimated for all prior accident years and were decreased by $1,286 and $631 for the three months ended March 31, 2003 and 2002, respectively. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies upon these developments.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        The Company applies a consistent reserving philosophy, but because establishment of appropriate reserves is an inherently uncertain process, it is probable that the actual amounts required to settle all losses and LAE will be either higher or lower than the originally established reserves. The reserve for loss and loss adjustment expenses represents management's best estimate of the ultimate net cost of all loss and loss adjustment expenses incurred after reinsurance. These estimates are based on actuarial studies performed by management and independent actuaries which have inherent limitations as to the accuracy of the estimates due to the fact that the ultimate liability for claims is subject to the outcome of events yet to occur.

        Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

7.     Commitments and Contingencies

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

        Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund ("Insolvency Fund"). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer. It is anticipated that there will be additional assessments from time to time relating to various insolvencies. Although the timing and amounts of any such assessments are not known, based upon existing knowledge, management's opinion is that such assessments will not have a material effect on the consolidated financial position of the Company.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands except share data)

        The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto, which appear elsewhere in this document.

        The following discussion contains forward-looking statements. We intend statements which are not historical in nature to be, and are hereby identified as "forward-looking statements" to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, the media and others. This safe harbor requires that we specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of us. We cannot promise that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from and worse than our expectations. See "Forward-Looking Statements" on page 25 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

General

Overview

        In this discussion, "Safety" refers to Safety Insurance Group, Inc. and "our Company," "we," "us" and "our" refer to Safety Insurance Group, Inc. and its consolidated subsidiaries. Our subsidiaries consist of Safety Insurance Company, Thomas Black Corporation ("TBC"), Safety Indemnity Insurance Company, Thomas Black Insurance Agency, Inc. ("TBIA") and RBS, Inc., TBIA's holding company.

        We are a leading provider of personal automobile insurance in Massachusetts. In addition to personal automobile insurance (which represented 81.5% of our direct written premiums in 2002), we offer a portfolio of insurance products, including commercial automobile (9.9% of 2002 direct written premiums), homeowners (7.4% of 2002 direct written premiums), dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance Company, or Safety Insurance, and Safety Indemnity Insurance Company, we have established strong relationships with 524 independent insurance agents in 627 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest personal automobile insurance carrier in Massachusetts, capturing an approximately 10.4% share of the Massachusetts personal automobile market in 2002 based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer's number of car-years, a measure we refer to in this discussion as automobile exposures.

Recent Developments

        As discussed below, the November 27, 2002 initial public offering of the Company's common stock ("IPO"), the use of IPO net proceeds, the Preferred Share Exchange (as defined below) and the Direct Sale (as defined below) altered our capital structure.

        In connection with the Company's plan for the sale of our common stock in the IPO, the Board of Directors of Safety (the "Board") declared a 23.24 for 1 common stock split on November 12, 2002 in the form of a stock dividend that became effective immediately after the Company filed its amended and restated certificate of incorporation prior to the offering. In accordance with the provisions of

FAS 128, Earnings Per Share, earnings per share presented in the consolidated financial statements of the Company have been adjusted retroactively for the stock split.

        The holders of our preferred stock agreed to amend the terms of the preferred stock to cause it to automatically convert into common stock upon the closing of the IPO at the IPO price. Based upon the $12.00 per share IPO price, 1,866,665 additional common shares were issued in connection with the preferred share exchange (the "Preferred Share Exchange") upon the close of the IPO.

        On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan ("the Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options, SARs and restricted stock awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000. On July 1, 2002, the Board authorized the grant of 379,000 stock options to certain employees and one nominee for director, pursuant to the Incentive Plan. These grants were effective upon the IPO date at an exercise price equal to the $12.00 per share IPO price, have a ten year term and vest in five equal annual installments beginning on the first anniversary date of these grants. On February 20, 2003, the Compensation Committee authorized the grant of 99,000 stock options to certain employees pursuant to the Incentive Plan. These grants were effective upon the grant date at an exercise price of $13.30, which is equal to the closing price of the Company's common stock on the grant date, have a ten year term and vest in five equal annual installments beginning on the first anniversary date of these grants. On March 12, 2003, the Compensation Committee authorized the grant of 292,000 stock options to certain employees pursuant to the Incentive Plan. These grants were effective on March 31, 2003 at an exercise price of $13.03, which is equal to the closing price of the Company's common stock on the grant date, have a ten year term and vest in three annual installments of 30% on March 31, 2004, 30% on March 31, 2005 and 40% on March 31, 2006, beginning the first anniversary of the date of the grant. The Board and the Compensation Committee intend to issue more options under the Incentive Plan in the future, not to exceed the maximum number of shares to be granted.

Reinsurance

        We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses. Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A++" (Superior). All of our other reinsurers have an A.M. Best rating of "A" (Excellent) or better, except for Lloyd's of London, Folksamerica Reinsurance Company and Montpelier Reinsurance Limited that are all rated "A-" (also Excellent). We are a participant in Commonwealth Automobile Reinsurers ("CAR"), a state-established body that runs the residual market reinsurance programs for both personal and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. As of March 31, 2003, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

Massachusetts Automobile Insurance Market

        We are subject to the extensive regulation of the personal automobile insurance industry in Massachusetts, which represented 81.5% of our direct written premiums in 2002. Owners of registered automobiles are required to maintain minimum automobile insurance coverages. Generally, we are required by law to issue a policy to any applicant who seeks it. We are also required to participate in a state-mandated reinsurance program run by CAR to which we cede certain unprofitable risks and from which we are allocated a portion of the overall losses. This program operates at an underwriting deficit.

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

        Proposals to materially change certain CAR rules are under consideration. In a letter to the Massachusetts Insurance Commissioner (the "Commissioner") dated June 25, 2002, the Massachusetts Attorney General reported that his office has determined that CAR's current methodology for assigning ERPs and distributing the CAR deficit must be changed to produce a fair and equitable market. The Attorney General's letter describes several factors that he believes support his findings and which he believes should be corrected in order to comply with Massachusetts law governing CAR. The Attorney General's letter calls on the Commissioner to work with him to address these issues. The letter has engendered discussion and dialogue among various parties that could result in material changes to CAR's rules. It is uncertain whether and to what extent the issues raised by the Attorney General will be addressed by CAR. We cannot be certain whether any material changes, if adopted by CAR, would affect our profitability.

        Each year, the Commissioner sets maximum premium rates that may be charged and minimum commissions that must be paid to agents for personal automobile insurance. The Commissioner announced on December 13, 2002, a 2.7% statewide average personal automobile insurance rate increase for 2003, as compared to no change for 2002. During the period from 1996 through 2003 average rates decreased in four out of eight of those years. Coinciding with the 2003 rate decision, the Commissioner also approved a decrease in the commission rate agents receive for selling personal automobile insurance, as a percentage of premiums, from 11.7% in 2002 to 11.0% in 2003.

        Although state-mandated average maximum personal automobile insurance rates increased 2.7%, our average premium per automobile exposure in the three months ended March 31, 2003 increased from the three months ended March 31, 2002 by approximately 7.2%. This increase was the result of reduced affinity group discounts and purchases of new automobiles by our insureds. Further, we believe our rate pursuit initiative that validated insured rating classifications and discount eligibility contributed to the increase in our average premiums received per automobile exposure. The table below shows average Massachusetts-mandated personal automobile premium rate changes and changes in our average premium per automobile exposure from 1992-2003.

Massachusetts Personal Automobile Rate Decisions

Year		State Mandated Average Rate Change(1)	Safety Change in Average Premium per Automobile Exposure
2003	(2)	2.7%	7.2%
2002		0.0%	5.2%
2001		(8.3)%	0.0%
2000		0.7%	7.4%
1999		0.7%	10.9%
1998		(4.0)%	2.8%
1997		(6.2)%	(5.1)%
1996		(4.5)%	(7.7)%
1995		(6.1)%	(3.6)%
1994		2.9%	1.0%
1993		5.7%	5.3%
1992		8.0%	4.9%

(1)
Source: Division of Insurance rate decisions for 1992 - 2003.

(2)
Source: Safety Insurance Company as of March 31, 2003.

Insurance Ratios

        The property and casualty insurance industry uses the statutory combined ratio as a measure of underwriting profitability. On a statutory accounting principles basis, the combined ratio is the sum of the loss ratio (losses and loss adjustment expenses incurred as a percent of net earned premiums) plus the expense ratio (underwriting and other expenses, which include acquisition costs, as a percent of net written premiums). This combined ratio reflects only underwriting results, and does not include income from investments or finance income. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions and other factors. These statutory ratios for our two insurance subsidiaries are outlined in the following table:

	Three Months Ended March 31,
	2003	2002
Loss Ratio	81.1%	74.7%
Expense Ratio	21.8%	23.9%

Combined Ratio	102.9%	98.6%

Effects of Inflation

        We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Critical Accounting Policies

Loss and Loss Adjustment Expense Reserves

        Significant periods of time can elapse between the occurrence of an insured loss, the reporting to us of that loss and our final payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. Our reserves represent estimates of amounts needed to pay reported and unreported losses and the expenses of investigating and paying those losses, or loss adjustment expenses. Every quarter, we review our previously established reserves and adjust them, if necessary. Refer to "Results of Operations: Losses and Loss Adjustment Expenses" for a more detailed discussion.

        When a claim is reported, claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of the claims person. During the loss adjustment period, these estimates are revised as deemed necessary by our claims department based on subsequent developments and periodic reviews of the cases.

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

        The changes we have recorded in our reserves in the past two years illustrate the uncertainty of estimating reserves. In 2002 and 2001, our reserve reviews indicated that our reserves established in prior years were slightly higher than necessary, and so in those years we released $2,262 and $7,303, respectively, of previously established reserves for losses and loss adjustment expenses. We released reserves for prior years of $1,286 and $631 in the three months ended March 31, 2003 and 2002, respectively. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

Other-Than-Temporary Impairments

        We use a systematic methodology to evaluate declines in market values below cost or amortized cost of our investments. This methodology ensures that we evaluate available evidence concerning any declines in a disciplined manner. Refer to "Results of Operations: Net Realized Investment Losses" for a more detailed discussion.

        In our determination of whether a decline in market value below amortized cost is an other-than-temporary impairment, we consider and evaluate several factors and circumstances including the issuer's overall financial condition, the issuer's credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer's securities remains below our amortized cost and any other factors that may raise doubt about the issuer's ability to continue as a going concern.

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

Results of Operations

        The table below shows certain of our selected financial results for the three months ended March 31, 2003 and 2002, respectively.

	Three Months Ended March 31,
	2003	2002
Direct written premiums	$167,413	$152,649
Net written premiums	167,231	151,706
Net earned premiums	132,070	119,041
Investment income	7,029	6,874
Net realized losses on investments	(729)	(43)
Finance and other service income	4,045	3,823

Total revenues	142,415	129,695

Losses and loss adjustment expenses	106,628	88,927
Underwriting, operating and related expenses	31,802	33,493
Interest expenses	168	2,300

Total expenses	138,598	124,720

Income before taxes	3,817	4,975
Income taxes	935	1,591

Net income before preferred dividends	$2,882	$3,384

  Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        Direct Written Premiums.    Direct written premiums for the three months ended March 31, 2003 increased by $14,764 or 9.7%, to $167,413 from $152,649 for the three months ended March 31, 2002. The primary reason for this increase occurred in our personal automobile line of insurance which experienced a 7.2% increase in average written premium and a 0.1% increase in written exposures. In addition, we increased our commercial automobile line average rates by 7.1% effective December 16, 2002 and had a 5.2% increase in written exposures, while we increased our homeowners line average rates by 9.3% effective February 19, 2003 and had a 1.5% decrease in written exposures.

        Net Written Premiums.    Net written premiums for the three months ended March 31, 2003 increased by $15,525, or 10.2%, to $167,231 from $151,706 for the three months ended March 31, 2002. This was primarily due to an increase in direct written premiums, in addition to an increase in assumed premiums from CAR.

        Net Earned Premiums.    Net earned premiums for the three months ended March 31, 2003 increased by $13,029, or 10.9%, to $132,070 from $119,041 for the three months ended March 31, 2002. This was primarily due to increased rates on our personal automobile, commercial automobile and homeowners product lines, as well as an increase in assumed premiums from CAR.

        Investment Income.    Investment income for the three months ended March 31, 2003 increased by $155, or 2.3%, to $7,029 from $6,874 for the three months ended March 31, 2002. An increase of $67,276 or 12.5% in average cash and invested securities (at amortized cost) to $605,590 for the three months ended March 31, 2003 from $538,314 for the three months ended March 31, 2002 was more than offset by a decrease in net effective yield on our investment portfolio to 4.6% from 5.1% during the same period due to declining interest rate. Also having an effect on investment income was a change in management's investment strategy to shift to higher rated securities, increase our tax-exempt holdings and to shorten our portfolio duration. Our duration decreased from 5.15 years at March 31, 2002 to 4.88 years at March 31, 2003.

        Net Realized Investment Losses.    Net realized investment losses for the three months ended March 31, 2003 increased by $686 to $729 from $43 for the three months ended March 31, 2002. This increase was primarily due to a $837 other-than-temporary impairment in our holdings of Continental Airlines.

        The gross unrealized appreciation (depreciation) of investments in fixed maturities securities was as follows:

	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Treasury securities and obligations of U.S. Government agencies(1)	$197,446	$6,819	$(78)	$204,187
Obligations of states and political subdivisions	194,451	8,371	(77)	202,745
Asset-backed securities	79,444	3,601	(388)	82,657
Corporate and other securities	126,142	7,474	(44)	133,572

Totals	$597,483	$26,265	$(587)	$623,161

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

        As of March 31, 2003, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturities securities, U.S. government and agency securities and asset-backed securities, with the exception of one security which was rated below investment grade (i.e., all our securities received a rating assigned by Moody's Investors Services, Inc. of Baa or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2, with the exception of one security, Continental Airlines, which was rated Category 3).

        The composition of our fixed income security portfolio by Moody's rating was as follows:

	March 31, 2003
	Amount	Percent
U.S. Government and Government Agency Fixed Income Securities	$204,187	32.8%
Aaa/Aa	308,029	49.4
A	73,920	11.9
Baa	37,025	5.9

Total	$623,161	100.0%

(1)
Ratings are assigned by Moody's Investors Services, Inc., or Moody's. Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

        In our determination of other-than-temporary impairments, we consider several factors and circumstances including the issuer's overall financial condition, the issuer's credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer's securities remains below our amortized cost and any other factors that may raise doubt about the issuer's ability to continue as a going concern.

        Other-than-temporary impairments are recorded as a realized loss, which serves to reduce net income and earnings per share. Temporary losses are recorded as unrealized losses, which do not impact net income and earnings per share but reduce other comprehensive net income. The risks inherent in the assessment of other-than-temporary impairments include the risk that market factors may differ from our expectations; we may decide to subsequently sell a security for unforeseen business needs; or the credit assessment could change in the near term, resulting in a charge to earnings.

        The unrealized losses recorded on the fixed maturity investment portfolio at March 31, 2003 resulted primarily from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

        Of the approximately $587 gross unrealized losses as of March 31, 2003, approximately $155 relates to fixed maturity obligations of states and political subdivisions and U.S. government agencies. The remaining $432 of gross unrealized losses relates primarily to holdings of investment grade corporate fixed maturities securities in a variety of industries and sectors, including banking, finance, telecommunications, entertainment and utilities.

        Gross unrealized losses for the three months ended March 31, 2003 decreased from $13,479 at March 31, 2002 to $587 at March 31, 2003. During the three months ended March 31, 2003, there was a significant deterioration in the credit quality of one of our holdings of Continental Airlines. The Company recorded an other-than-temporary impairment of $837 for this security. For the three months ended March 31, 2002, we did not record any other-than-temporary impairment charges relating to our portfolio of investment securities.

        Finance and Other Service Income.    Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended March 31, 2003 increased by $222, or 5.8%, to $4,045 from $3,823 for the three months ended March 31, 2002. These increases were due to a $462 increase in premium installment billing fees due to growth in the number of policies and the fee charged per policy, offset by a $240 decrease in miscellaneous income from CAR.

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for the three months ended March 31, 2003 increased $17,701, or 19.9%, to $106,628 from $88,927 for the three months ended March 31, 2002. Our GAAP loss ratio (a percentage of net premiums earned) for the three months ended March 31, 2003 was 80.7% compared to 74.7% for the three months ended March 31, 2002. The ratio of net incurred losses, excluding loss adjustment expenses, to net premiums earned for three months ended March 31, 2003 was 74.6% compared to 67.1% for the three months ended March 31, 2002. Primarily due to the severe winter conditions in Massachusetts during the three months ended March 31, 2003 as compared to the mild weather in the three months ended March 31, 2002, our homeowners line which represents 6.4% of our earned premiums, experienced approximate increases of 118% in claim frequency and 39% in claim severity. Our automobile lines experienced a claim frequency increase of approximately 17%, which was offset by a reduction of approximately 8% in claim severity.

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expenses for the three months ended March 31, 2003 decreased by $1,691, or 5.0%, to $31,802 from $33,493 for the three months ended March 31, 2002. Our GAAP expense ratio (a percentage of net premiums earned), for the three months ended March 31, 2003 improved to 24.1% compared to 28.1% for the three months ended March 31, 2002 as a result of no growth in underwriting expenses coupled with an increase in earned premiums.

        Interest Expenses.    Interest expenses for the three months ended March 31, 2003 decreased by $2,132 to $168 from $2,300 for the three months ended March 31, 2002. Interest expenses for the three months ended March 31, 2002 were related to old debt facilities that were extinguished at the IPO. Primarily as a result of the IPO, we significantly reduced our debt outstanding to $19,956 at March 31, 2003 from $98,500 at March 31, 2002.

        Income Taxes.    Our effective tax rate on net income before preferred stock dividends was 24.5% and 32.0% for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003 and 2002, the effective rate was lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income.

        Net Income Before Preferred Stock Dividends.    Net income before preferred dividends for the three months ended March 31, 2003 decreased to $2,882 from $3,384 for the three months ended March 31, 2002. The decrease was a result of the factors discussed above.

Liquidity and Capital Resources

        As a holding company, Safety's assets consist primarily of the stock of our Company's direct and indirect subsidiaries. Our Company's principal source of funds to meet our obligations and pay dividends to shareholders, therefore, are dividends and other permitted payments from our subsidiaries, principally our indirect subsidiary, Safety Insurance. Our Company's direct subsidiary, TBC, directly owns Safety Insurance. TBC is the borrower under our new credit facilities. As a holding company, its principal source of cash to pay amounts owed under the credit facility and its other obligations and dividends to us are dividends and other permitted payments from Safety Insurance.

        Safety Insurance's sources of funds primarily include premiums received, investment income and proceeds from sales and redemptions of investments. Safety Insurance's principal uses of cash are the payment of claims, operating expenses and taxes, the purchase of investments and payment of dividends to TBC.

        Net cash provided by operating activities was $18,200 and $6,305 during the three months ended March 31, 2003 and 2002, respectively. The Company's operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet the liquidity requirements of the Company.

        Net cash used for investing activities was $34,388 for the three months ended March 31, 2003 which resulted primarily from purchases in excess of sales proceeds on fixed maturity investment transactions. For the three months ended March 31, 2002, net cash provided by investing activities was $5,738 as a result of proceeds from sales and maturities in excess of purchases of fixed maturities.

        New Credit Facility.    Concurrent with the closing of our IPO and repayment of the old credit facility, TBC obtained a new $30,000 revolving credit facility. Fleet National Bank is the lender under this new credit facility. TBC borrowed the entire $30,000 under this new credit facility at the closing of the IPO and paid down the balance to approximately $20,000 on December 5, 2002 with the approximately $10,000 net proceeds from the exercise of the underwriter's over-allotment option for 900,000 shares of our common stock. Loans under the new credit facility bear interest at our option at either (i) the LIBOR rate plus 1.50% per annum or (ii) the higher of Fleet National Bank's prime rate or 1/2% above the federal funds rate plus 1.50% per annum. The new credit facility is due and payable at maturity on November 27, 2005, which is three years from the closing of the IPO. Interest only is payable prior to maturity. The obligations of TBC under the new credit facility are secured by pledges of the assets of TBC and the capital stock of TBC's operating subsidiaries. The new credit facility is guaranteed by the non-insurance company subsidiaries of TBC. The new credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of March 31, 2003, the Company was in compliance with all such covenants, ratios, statutory surplus and limitations.

        The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Division. Massachusetts' statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commonwealth of Massachusetts Insurance Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. The Company's insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts' statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2002, the statutory surplus of Safety Insurance was $234,204, and its net income for 2002 was $20,403. A maximum of $23,420 is available in 2003 for such dividends without prior approval of the Division. During the first quarter of 2003, Safety Insurance paid dividends to TBC in cash of $1,561.

        The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

        On February 20, 2003, our Board approved a quarterly cash dividend on our common stock of $0.07 per share, or $1,068 based on 15,259,991 shares outstanding which includes the shares outstanding at the close of our IPO on November 27, 2002 as well as the December 5, 2002 exercise of the underwriter's over-allotment option. This dividend was paid on March 17, 2003 to shareholders of record on March 3, 2003. The Company plans to continue to declare and pay quarterly cash dividends in 2003, depending on the Company's financial position and the regularity of its cash flows.

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

        Some other factors, such as market, operational, liquidity, interest rate, equity and other risks, are described elsewhere in this Quarterly Report on Form 10-Q. Factors relating to the regulation and supervision of our Company are also described or incorporated in this report and our Company's Annual Report on Form 10-K filed with the SEC on March 31, 2003. There are other factors besides those described or incorporated in this report or in the Form 10-K that could cause actual conditions, events or results to differ from those in the forward-looking statements.

        Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We do not undertake any obligation to update publicly or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Item 3. Quantitative and Qualitative Information about Market Risk (Dollars in thousands)

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

        We manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and Board and consultation with third-party financial advisors. As a general matter, we do not attempt to match the durations of our assets with the durations of our liabilities, and the majority of our liabilities are "short tail." Our goal is to maximize the total after-tax return on all of our investments. An important strategy that we employ to achieve this goal is to try to hold enough in cash and short-term investments in order to avoid liquidating longer-term investments to pay claims.

        The following table shows the interest rate sensitivity of our financial instruments measured in terms of fair value (which is equal to the carrying value for all our securities).

	As of March 31, 2003 Fair Value
	-100 Basis Point Change	As Of March 31, 2003	+100 Basis Point Change
Fixed maturities	$656,649	$623,161	$591,173
Cash and cash equivalents	18,052	18,052	18,052

Total	$674,701	$641,213	$609,225

        An important market risk for all of our outstanding long-term debt is interest rate risk. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. At March 31, 2003 we had $19,956 of debt outstanding under our new credit facility at a variable rate of approximately 3.2%. A 2.0% change in the prevailing interest rate on our variable rate debt would result in interest expense fluctuating approximately $400 for 2003, assuming that all of such debt is outstanding for the entire year.

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

(b)
Reports on Form 8-K:

  Item 9, Regulation FD, Form 8-K filed on March 26, 2003 to furnish the Company's press release dated March 24, 2003, announcing 2002 year-end results.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)
Date: May 15, 2003
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

May 15, 2003
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

May 15, 2003
/s/ WILLIAM J. BEGLEY, JR.
Chief Financial Officer, Vice President and Secretary (Principal Financial Officer)