Form 10-Q
period 2003-06-30
SAFETY INSURANCE GROUP INC
filed 2003-08-13
CIK 1172052

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of August 12, 2003, 15,259,991 Common Shares with a par value of $0.01 per share were outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $618,158 in 2003 and $581,854 in 2002)	$645,825	$603,886
Cash and cash equivalents	72,145	34,777
Accounts receivable, net of allowance for doubtful accounts	146,123	122,005
Accrued investment income	6,541	6,812
Taxes receivable	—	1,546
Receivable from reinsurers related to paid loss and loss adjustment expenses	41,424	40,886
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	70,127	66,661
Prepaid reinsurance premiums	35,409	30,967
Deferred policy acquisition costs	43,221	36,992
Deferred income taxes	5,509	6,245
Equity and deposits in pools	16,348	24,983
Other assets	2,331	2,836

Total assets	$1,085,003	$978,596

Liabilities
Loss and loss adjustment expense reserves	$364,185	$333,297
Unearned premium reserves	322,836	271,998
Accounts payable and accrued liabilities	20,685	33,222
Taxes payable	2,420	—
Outstanding claims drafts	17,870	19,391
Payable for securities	48,842	18,814
Payable to reinsurers	24,827	36,666
Debt	19,956	19,956

Total liabilities	821,621	733,344

Commitments and contingencies (Note 7)
Shareholders' equity
Common stock: $0.01 par value; 30,000,000 shares authorized, 15,259,991 shares issued and outstanding	153	153
Additional paid-in capital	110,632	110,632
Accumulated other comprehensive income, net of taxes	17,982	14,321
Promissory notes receivable from management	(144)	(737)
Retained earnings	134,759	120,883

Total shareholders' equity	263,382	245,252

Total liabilities and shareholders' equity	$1,085,003	$978,596

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earned premiums	$133,271	$122,379	$265,341	$241,420
Investment income	6,959	6,785	13,988	13,659
Net realized gains (losses) on investments	10,100	(2,345)	9,371	(2,388)
Finance and other service income	3,600	3,283	7,645	7,106

Total income	153,930	130,102	296,345	259,797

Losses and loss adjustment expenses	102,455	93,081	209,083	182,008
Underwriting, operating and related expenses	32,668	32,152	64,470	65,645
Interest expenses	167	1,851	335	4,151

Total expenses	135,290	127,084	273,888	251,804

Income before income taxes	18,640	3,018	22,457	7,993
Income tax expense	5,510	933	6,445	2,524

Net income	$13,130	$2,085	$16,012	$5,469

Dividends on mandatorily redeemable preferred stock	—	(336)	—	(672)

Net income available to common shareholders	$13,130	$1,749	$16,012	$4,797

Earnings per common share:
Net income available to common shareholders
Basic	$0.86	$0.32	$1.05	$0.87

Diluted	$0.86	$0.30	$1.05	$0.83

Cash dividends paid per common share	$0.07	$—	$0.14	$—

Weighted average number of common shares outstanding
Basic	15,259,991	5,519,492	15,259,991	5,519,492

Diluted	15,319,125	5,809,992	15,302,378	5,809,992

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(Unaudited)

(Dollars in thousands)

	Common Stock	Accumulated Other Comprehensive Income/(Loss), Net of Taxes	Additional Paid-in Capital	Promissory Notes Receivable From Management	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2001	$58	$(4,457)	$2,442	$(702)	$111,641	$108,982
Net income, January 1 to June 30, 2002					5,469	5,469
Accrued interest on promissory notes from management				(18)		(18)
Other comprehensive income, net of deferred federal income taxes		5,357				5,357
Accrued dividends on mandatorily redeemable preferred stock					(672)	(672)

Balance at June 30, 2002	$58	$900	$2,442	$(720)	$116,438	$119,118

	Common Stock	Accumulated Other Comprehensive Income/(Loss), Net of Taxes	Additional Paid-in Capital	Promissory Notes Receivable From Management	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2002	$153	$14,321	$110,632	$(737)	$120,883	$245,252
Net income, January 1 to June 30, 2003					16,012	16,012
Accrued interest on promissory notes from management				(9)		(9)
Payments on promissory notes from management				602		602
Other comprehensive income, net of deferred federal income taxes		3,661				3,661
Dividends paid					(2,136)	(2,136)

Balance at June 30, 2003	$153	$17,982	$110,632	$(144)	$134,759	$263,382

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$13,130	$2,085	$16,012	$5,469
Other comprehensive income, net of tax:
Change in unrealized holding gains, net of tax expense of $4,232, $4,185, $5,252 and $2,048, respectively	7,858	7,773	9,753	3,805
Reclassification adjustment for (gains) losses included in net income, net of tax (benefit) expense of $(3,534), $821, $(3,279) and $836, respectively	(6,566)	1,524	(6,092)	1,552

Unrealized gains on securities available for sale	1,292	9,297	3,661	5,357

Comprehensive income	$14,422	$11,382	$19,673	$10,826

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$16,012	$5,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	2,780	2,098
Provision for deferred income taxes	(1,235)	446
Gains on sales of fixed assets	(34)	—
Net realized (gains) losses on investments	(9,371)	2,388
Changes in assets and liabilities:
Accounts receivable	(24,118)	(15,498)
Accrued investment income	271	(69)
Receivable from reinsurers	(4,004)	21,554
Prepaid reinsurance premiums	(4,442)	(6,719)
Deferred policy acquisition costs	(6,229)	(6,615)
Other assets	10,755	(11,528)
Loss and loss adjustment expense reserves	30,888	6,795
Unearned premium reserves	50,838	50,653
Accounts payable and accrued liabilities	(12,537)	(18,330)
Payable to reinsurers	(11,839)	(7,035)
Other liabilities	899	(1,960)

Net cash provided by operating activities	38,634	21,649

Cash flows from investing activities:
Fixed maturities purchased	(142,201)	(122,274)
Proceeds from sales of fixed maturities	142,617	108,263
Proceeds from maturities of fixed maturities	—	7,750
Fixed assets purchased	(182)	(105)
Proceeds from sales of fixed assets	—	34

Net cash provided by (used for) investing activities	268	(6,366)

Cash flows from financing activities:
Decrease in promissory notes from management	602	—
Dividend paid to shareholders	(2,136)	—
Payment of long-term debt	—	(1,000)

Net cash used for financing activities	(1,534)	(1,000)

Net increase in cash and cash equivalents	37,368	14,283
Cash and cash equivalents at beginning of year	34,777	12,278

Cash and cash equivalents at end of period	$72,145	$26,561

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

        The financial information as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 31, 2003.

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

        The Company sold 6,333,334 common shares in its IPO, 350,000 common shares in a direct sale (the "Direct Sale") and 900,000 common shares from the exercise of the underwriters' over-allotment option all at $12.00 per share. Net proceeds received were $81,819 from these stock issuances after deducting underwriting discounts and other offering expenses. The Company also received $30,000 from borrowings under its new credit facility. These net proceeds and borrowings were used to repay principal and interest on the outstanding debt as well as dividends on the outstanding mandatorily redeemable preferred stock. In addition, $22,400 of common stock and additional paid in capital was recognized from the issuance of 1,866,665 common shares upon conversion of all outstanding preferred stock (the "Preferred Share Exchange"), concurrent with the IPO.

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

        As of June 30, 2003, the Company had 15,259,991 common shares outstanding. The 5,519,492 common shares outstanding as of June 30, 2002 increased to 14,359,991 at the IPO due to the addition of the new 6,333,334 common shares sold at IPO, the 350,000 common shares sold as part of the Direct Sale, an additional 1,866,665 common shares issued in the Preferred Share Exchange and 290,500 restricted shares which vested in full upon the IPO. On December 5, 2002, the 14,359,991 shares outstanding increased to 15,259,991 common shares outstanding due to the underwriters purchase of an additional 900,000 common shares pursuant to their over-allotment option exercise.

3.     Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share ("EPS") is calculated by dividing net income (loss) available to common shareholders by the weighted average number of basic common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares and the net effect of potentially dilutive common shares. The Company's only potentially dilutive instruments during the six months ended June 30, 2003 were 770,000 stock options, comprised of 379,000 options to certain members of senior management granted at the IPO, and 391,000 options to certain employees and members of senior management granted during the six months ended June 30, 2003. For the six months ended June 30, 2002, the Company determined that 290,500 shares of restricted stock held by management were potentially dilutive prior to the IPO when all restricted shares vested in full. In accordance with the provisions of FAS 128, EPS is determined based upon net income, before and after any extraordinary items, less any declared or accrued dividends on the mandatorily redeemable preferred stock. EPS was retroactively restated for the stock split at the IPO. See Note 2, "IPO".

4.     Investments

  Fixed Maturities

        The gross unrealized appreciation (depreciation) of investments in fixed maturities securities was as follows:

	June 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Treasury securities and obligations
of U.S. Government agencies(1)	$135,018	$2,897	$(154)	$137,761
Obligations of states and political subdivisions	285,390	12,409	(707)	297,092
Asset-backed securities	77,227	3,715	(724)	80,218
Corporate and other securities	120,523	10,251	(20)	130,754

Totals	$618,158	$29,272	$(1,605)	$645,825

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $115,412 as of June 30, 2003. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

        The amortized cost and the estimated fair value of fixed maturity securities, by maturity, at June 30, 2003 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2003
	Amortized Cost	Fair Value
Due in one year or less	$7,664	$7,744
Due after one year through five years	137,673	143,124
Due after five years through ten years	183,879	194,751
Due after ten years through twenty years	75,013	79,005
Due after twenty years	21,291	23,678
Asset-backed securities	192,638	197,523

Totals	$618,158	$645,825

        Gross gains of $10,316 and $1,351, and gross losses of $108 and $2,696 were realized on sales of fixed maturities for the six months ended June 30, 2003 and 2002, respectively. Gross gains of $10,143 and $1,263 and gross losses of $43 and $2,565 were realized on sales of fixed maturities for the three months ended June 30, 2003 and 2002, respectively.

        During the second quarter of 2003, there were no significant deteriorations in the credit quality of any of the Company's holdings and no other-than-temporary impairment charges were recorded related to the Company's portfolio of investment securities. However, during the six months ended June 30, 2003 there was a significant deterioration in the credit quality of one of the Company's holdings, Continental Airlines. Accordingly, for the six months ended June 30,

2003 the Company recorded an other-than-temporary impairment of $837 for this security. During May 2003, this security was sold at a realized gain of $426. During the second quarter of 2002, there was a significant deterioration in the credit quality of two of the Company's holdings in the telecommunications sector. The Company recognized a realized loss of $2,020 for one of these securities which was sold in June 2002. In addition, the Company recorded an other-than-temporary impairment charge of $1,043 for the other telecommunications security. During September 2002, this security was sold at a realized loss of $79.

5.     Employee Benefit Plans

  Management Omnibus Incentive Plan

        On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan ("the Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options, incentive stock options, stock appreciation rights ("SARs") and restricted stock awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000. On July 1, 2002, the Board authorized the grant of 379,000 nonqualified stock options to certain employees and one nominee for director, pursuant to the Incentive Plan. These grants were effective upon the IPO date at an exercise price equal to the $12.00 per share IPO price, have a ten year term and vest in five equal annual installments beginning on the first anniversary date of these grants. On February 20, 2003, the Compensation Committee authorized the grant of 99,000 nonqualified stock options to certain employees pursuant to the Incentive Plan. These grants were effective upon the grant date at an exercise price of $13.30, which is equal to the closing price of the Company's common stock on the grant date, have a ten year term and vest in five equal annual installments beginning on the first anniversary date of these grants. On March 12, 2003, the Compensation Committee authorized the grant of 292,000 nonqualified stock options to certain employees pursuant to the Incentive Plan. These grants were effective on March 31, 2003 at an exercise price of $13.03, which is equal to the closing price of the Company's common stock on the grant date, have a ten year term and vest in three annual installments of 30% on March 31, 2004, 30% on March 31, 2005 and 40% on March 31, 2006, beginning the first anniversary of the date of the grant. The Board and the Compensation Committee intend to issue more options under the Incentive Plan in the future, not to exceed the maximum number of shares that may be granted.

        The Company has adopted the accounting for the Incentive Plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation" and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to these stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$13,130	$2,085	$16,012	$5,469
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards net of related tax effects	(99)	—	(149)	—

Pro forma net income	13,031	2,085	15,863	5,469
Dividends on mandatorily redeemable preferred stock	—	(336)	—	(672)

Pro forma net income available to common shareholders	$13,031	$1,749	$15,863	$4,797

Earnings per common share:
Basic—as reported	$0.86	$0.32	$1.05	$0.87

Basic—pro forma	$0.85	$0.32	$1.04	$0.87

Diluted—as reported	$0.86	$0.30	$1.05	$0.83

Diluted—pro forma	$0.85	$0.30	$1.04	$0.83

        The fair value of stock options used to compute pro forma net income and earnings per share disclosures for the three and six months ended June 30, 2003 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

June 30, 2003
Dividend yield	1.95%-2.15%
Expected volatility	.20
Risk-free interest rate	3.35%-3.83%
Expected holding period (in years)	7

6.     Loss and Loss Adjustment Expense Reserves

        The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown, in the Company's consolidated financial statements for the periods indicated:

	Six Months Ended June 30,
	2003	2002
Reserves for losses and LAE, beginning of year	$333,297	$302,556
Less reinsurance recoverable on unpaid losses and LAE	(66,661)	(75,179)

Net reserves for losses and LAE, beginning of year	266,636	227,377

Incurred losses and LAE, related to:
Current year	208,471	181,291
Prior years	612	717

Total incurred losses and LAE	209,083	182,008

Paid losses and LAE related to:
Current year	100,457	95,060
Prior years	81,204	77,649

Total paid losses and LAE	181,661	172,709

Net reserves for losses and LAE, end of period	294,058	236,676
Plus reinsurance recoverables on unpaid losses and LAE	70,127	72,675

Reserves for losses and LAE, end of period	$364,185	$309,351

        At the end of the six month periods above, the reserves were re-estimated for all prior accident years and were increased by $612 and $717 for the six months ended June 30, 2003 and 2002, respectively. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies upon these developments.

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

        The following discussion contains forward-looking statements. We intend statements which are not historical in nature to be, and are hereby identified as "forward-looking statements" to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, the media and others. This safe harbor requires that we specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of us. We cannot promise that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from and worse than our expectations. See "Forward-Looking Statements" on page 21 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

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

        We are a leading provider of personal automobile insurance in Massachusetts. In addition to personal automobile insurance (which represented 81.5% of our direct written premiums in 2002), we offer a portfolio of insurance products, including commercial automobile (9.9% of 2002 direct written premiums), homeowners (7.4% of 2002 direct written premiums), dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance Company, or Safety Insurance, and Safety Indemnity Insurance Company, we have established strong relationships with 527 independent insurance agents in 630 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest personal automobile insurance carrier in Massachusetts, capturing an approximately 10.6% share of the Massachusetts personal automobile market in 2003 according to the CAR Private Passenger Subscription Report of July 28, 2003 based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer's number of car-years, a measure we refer to in this discussion as automobile exposures.

The IPO and Related Transactions

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

        On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan ("the Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options, SARs and restricted stock awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000. On July 1, 2002, the Board authorized the grant of 379,000 stock options to certain employees and one nominee for director, pursuant to the Incentive Plan. These grants were effective upon the IPO date at an exercise price equal to the $12.00 per share IPO price, have a ten year term and vest in five equal annual installments beginning on the first anniversary date of these grants. On February 20, 2003, the Compensation Committee authorized the grant of 99,000 stock options to certain employees pursuant to the Incentive Plan. These grants were effective upon the grant date at an exercise price of $13.30, which is equal to the closing price of our common stock on the grant date, have a ten year term and vest in five equal annual installments beginning on the first anniversary date of these grants. On March 12, 2003, the Compensation Committee authorized the grant of 292,000 stock options to certain employees pursuant to the Incentive Plan. These grants were effective on March 31, 2003 at an exercise price of $13.03, which is equal to the closing price of our common stock on the grant date, have a ten year term and vest in three annual installments of 30% on March 31, 2004, 30% on March 31, 2005 and 40% on March 31, 2006, beginning the first anniversary of the date of the grant. The Board and the Compensation Committee intend to issue more options under the Incentive Plan in the future, not to exceed the maximum number of shares that may be granted.

Reinsurance

        We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses. Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A++" (Superior). All of our other reinsurers have an A.M. Best rating of "A" (Excellent) or better, except for Lloyd's of London that is rated "A-" (also Excellent). We are a participant in Commonwealth Automobile Reinsurers ("CAR"), a state-established body that runs the residual market reinsurance programs for both personal and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. As of June 30, 2003, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

        Although state-mandated average maximum personal automobile insurance rates increased 2.7% for 2003, our average premium per automobile exposure in the six months ended June 30, 2003 increased from the six months ended June 30, 2002 by approximately 7.2%. This increase was primarily the result of purchases of new automobiles by our insureds. Further, we believe that the continued benefits of our rate pursuit initiative, which validates insured rating classifications and discount eligibility, contributed to the increase in our average premiums received per automobile exposure. The table below shows average Massachusetts-mandated personal automobile premium rate changes and changes in our average premium per automobile exposure from 1992-2003.

Massachusetts Personal Automobile Rate Decisions

Year	State Mandated Average Rate Change(1)	Safety Change in Average Premium per Automobile Exposure
2003(2)	2.7%	7.2%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%
1997	(6.2)%	(5.1)%
1996	(4.5)%	(7.7)%
1995	(6.1)%	(3.6)%
1994	2.9%	1.0%
1993	5.7%	5.3%
1992	8.0%	4.9%

(1)
Source: Division of Insurance rate decisions for 1992 - 2003.
(2)
Source: Safety Insurance Company as of June 30, 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Loss Ratio	76.9%	77.6%	79.0%	76.2%
Expense Ratio	23.4	23.9	22.5	23.9

Combined Ratio	100.3%	101.5%	101.5%	100.1%

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

        The changes we have recorded in our reserves in the past two years illustrate the uncertainty of estimating reserves. In 2002 and 2001, our reserve reviews indicated that our reserves established in prior years were slightly higher than necessary, and so in those years we released $2,262 and $7,303, respectively, of previously established reserves for losses and loss adjustment expenses. We increased reserves for prior years by $612 and $717 for the six months ended June 30, 2003 and 2002, respectively. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

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

Results of Operations

        The table below shows certain of our selected financial results for the three and six months ended June 30, 2003 and 2002, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Direct written premiums	$146,055	$130,733	$313,468	$283,382
Net written premiums	144,507	133,648	311,738	285,354
Net earned premiums	133,271	122,379	265,341	$241,420
Investment income	6,959	6,785	13,988	13,659
Net realized gains (losses) on investments	10,100	(2,345)	9,371	(2,388)
Finance and other service income	3,600	3,283	7,645	7,106

Total revenues	153,930	130,102	296,345	259,797

Losses and loss adjustment expenses	102,455	93,081	209,083	182,008
Underwriting, operating and related expenses	32,668	32,152	64,470	65,645
Interest expenses	167	1,851	335	4,151

Total expenses	135,290	127,084	273,888	251,804

Income before taxes	18,640	3,018	22,457	7,993
Income taxes	5,510	933	6,445	2,524

Net income before preferred dividends	$13,130	$2,085	$16,012	$5,469

  Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

        Direct Written Premiums.    Direct written premiums for the three months ended June 30, 2003 increased by $15,322, or 11.7%, to $146,055 from $130,733 for the comparable 2002 period. Direct written premiums for the six months ended June 30, 2003 increased by $30,086, or 10.6%, to $313,468 from $283,382 for the comparable 2002 period. The primary reason for the first half of 2003 increase occurred in our personal automobile line of insurance which experienced a 7.2% increase in average written premium and a 2.3% increase in written exposures. In addition, we increased our commercial automobile line average rates by 7.1% effective December 16, 2002 and had a 7.2% increase in written exposures, while we increased our homeowners line average rates by 9.3% effective February 19, 2003 and had a 2.9% decrease in written exposures.

        Net Written Premiums.    Net written premiums for the three months ended June 30, 2003 increased by $10,859, or 8.1%, to $144,507 from $133,648 for the comparable 2002 period. Net written premiums for the six months ended June 30, 2003 increased by $26,384, or 9.2%, to $311,738 from $285,354 for the comparable 2002 period. This was primarily due to an increase in direct written premiums, partially offset by an increase in premiums ceded to Commonwealth Automobile Reinsurers ("CAR").

        Net Earned Premiums.    Net earned premiums for the three months ended June 30, 2003 increased by $10,892, or 8.9%, to $133,271 from $122,379 for the comparable 2002 period. Net earned premiums for the six months ended June 30, 2003 increased by $23,921, or 9.9%, to $265,341 from $241,420 for the comparable 2002 period. This was primarily due to increased rates on personal automobile, commercial automobile and homeowners product lines.

        Investment Income.    Investment income for the three months ended June 30, 2003 increased to $6,959 from $6,785 for the comparable 2002 period. Investment income for the six months ended June 30, 2003 increased to $13,988 from $13,659 for the comparable 2002 period. Average cash and investment securities (at amortized cost) increased by $74,588 or 13.7% to $617,607 for the six months ended June 30, 2003 from $543,019 for the six months ended June 30, 2002. Partially offsetting the effect of this increase was a decrease in net effective yield on our investment portfolio to 4.5% from 5.0% during the same period due to declining interest rates, as well as a change in management's investment strategy to shorten the portfolio duration, shift to higher rated securities, and increase tax-exempt holdings. Our duration decreased to 4.3 years at June 30, 2003 from 4.9 years at March 31, 2003 and from 5.0 years at December 31, 2002.

        Net Realized Investment Gains (Losses).    Net realized investment gains (losses) for the three months ended June 30, 2003 increased to a $10,100 gain from a $(2,345) loss for the comparable 2002 period. Net realized investment gains (losses) for the six months ended June 30, 2003 increased to a $9,371 gain from a $(2,388) loss for the comparable 2002 period. These increases were primarily due to the sale of certain securities related to our current investment strategy to shorten portfolio duration as protection against future increases in interest rates.

        The gross unrealized appreciation (depreciation) of investments in fixed maturities securities was as follows:

	June 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Treasury securities and obligations of U.S. Government agencies(1)	$135,018	$2,897	$(154)	$137,761
Obligations of states and political subdivisions	285,390	12,409	(707)	297,092
Asset-backed securities	77,227	3,715	(724)	80,218
Corporate and other securities	120,523	10,251	(20)	130,754

Totals	$618,158	$29,272	$(1,605)	$645,825

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $115,412 as of June 30, 2003. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

        As of June 30, 2003, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturities securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody's Investors Services, Inc. of Baa or higher, except the few securities not rated by Moody's which received S&P ratings of Aaa/Aa or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

        The composition of our fixed income security portfolio by Moody's rating was as follows:

	June 30, 2003
	Amount	Percent
U.S. Government and Government Agency Fixed Income Securities	$137,761	21.3%
Aaa/Aa	391,206	60.6
A	81,024	12.5
Baa	35,834	5.6

Total	$645,825	100.0%

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

        The unrealized losses recorded on the fixed maturity investment portfolio at June 30, 2003 resulted primarily from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

        Of the $1,605 gross unrealized losses as of June 30, 2003, $861 relates to fixed maturity obligations of states and political subdivisions and U.S. government agencies. The remaining $744 of gross unrealized losses relates primarily to holdings of investment grade asset-backed fixed maturities securities. Gross unrealized losses increased to $1,605 at June 30, 2003 from $910 at December 31, 2002.

        During the second quarter of 2003, there were no significant deteriorations in the credit quality of any of our holdings and we did not record any other-than-temporary impairment charges relating to our portfolio of investment securities. However, during the six months ended June 30, 2003 there was a significant deterioration in the credit quality of one of our holdings, Continental Airlines. Accordingly, for the six months ended June 30, 2003, we recorded an other-than-temporary impairment of $837 for this security. During May 2003, this security was sold at a realized gain of $426. During the second quarter of 2002, there was a significant deterioration in the credit quality of two of our holdings in the telecommunications sector. We recognized a realized loss of $2,020 for one of these securities which was sold in June 2002. In addition, we recorded an other-than-temporary impairment charge of $1,043 for the other telecommunications security. During September 2002, this security was sold at a realized loss of $79.

        Finance and Other Service Income.    Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended June 30, 2003 increased by $317, or 9.7%, to $3,600 from $3,283 for the comparable 2002 period. Finance and other service income for the six months ended June 30, 2003 increased by $539, or 7.6%, to $7,645 from $7,106 for the comparable 2002 period. These increases were primarily due to a $782 increase in premium installment billing fees due to growth in the number of policies and the fee charged per policy, reduced by a $231 decrease in miscellaneous income from CAR.

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for the three months ended June 30, 2003 increased $9,374, or 10.1%, to $102,455 from $93,081 for the comparable 2002 period. Losses and loss adjustment expenses incurred for the six months ended June 30, 2003 increased $27,075, or 14.9%, to $209,083 from $182,008 for the comparable 2002 period. Our GAAP loss ratio (a percentage of net premiums earned) for the three months ended June 30, 2003 was 76.9% compared to 76.1% for the comparable 2002 period. Our GAAP loss ratio for the six months ended June 30, 2003 was 78.8% compared to 75.4% for the comparable 2002 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended June 30, 2003 was 68.4% compared to 68.3% for the comparable 2002 period. Increased losses from CAR were offset by a decrease in claim frequency and severity in our automobile lines of business during the second quarter of 2003. Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2003 was 71.5% compared to 67.7% for the comparable 2002 period. This six month increase is primarily due to increased claim frequency from severe winter conditions in Massachusetts during the first quarter of 2003.

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expenses for the three months ended June 30, 2003 increased by $516, or 1.6%, to $32,668 from $32,152 for the comparable 2002 period. Underwriting, operating and related expenses for the six months ended June 30, 2003 decreased by $1,175, or 1.8%, to $64,470 from $65,645 for the comparable 2002 period. Our GAAP expense ratio (a percentage of net premiums earned) for the three months ended June 30, 2003 improved to 24.5% compared to 26.3% for the comparable 2002 period. Our GAAP expense ratio for the six months ended June 30, 2003 improved to 24.3% compared to 27.2% for the comparable 2002 period. This improvement was a result of an increase in earned premiums coupled with lower private passenger automobile commissions and reduced expenses assumed from CAR.

        Interest Expenses.    Interest expenses for the three months ended June 30, 2003 decreased by $1,684 to $167 from $1,851 for the comparable 2002 period. Interest expenses for the six months ended June 30, 2003 decreased by $3,816 to $335 from $4,151 for the comparable 2002 period. Interest expenses for the 2002 period were related to old debt facilities that were extinguished concurrent with Safety's IPO on November 27, 2002. Primarily as a result of the IPO, Safety significantly reduced debt outstanding to $19,956 at June 30, 2003 from $98,500 at June 30, 2002.

        Income Taxes.    Our effective tax rate on net income before preferred stock dividends was 29.6% and 30.9% for the three months ended June 30, 2003 and 2002, respectively. Our effective tax rate on net income before preferred stock dividends was 28.7% and 31.6% for the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the effective rate was lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income.

        Net Income Before Preferred Stock Dividends.    Net income before preferred dividends for the three months ended June 30, 2003 increased to $13,130 from $2,085 for the comparable 2002 period. Net income before preferred dividends for the six months ended June 30, 2003 increased to $16,012 from $5,469 for the comparable 2002 period.

Liquidity and Capital Resources

        As a holding company, Safety's assets consist primarily of the stock of our direct and indirect subsidiaries. Our principal source of funds to meet our obligations and pay dividends to shareholders, therefore, are dividends and other permitted payments from our subsidiaries, principally our indirect subsidiary, Safety Insurance. Our direct subsidiary, TBC, directly owns Safety Insurance. TBC is the borrower under our new credit facilities. As a holding company, its principal source of cash to pay amounts owed under the credit facility and its other obligations and dividends to us are dividends and other permitted payments from Safety Insurance.

        Safety Insurance's sources of funds primarily include premiums received, investment income and proceeds from sales and redemptions of investments. Safety Insurance's principal uses of cash are the payment of claims, operating expenses and taxes, the purchase of investments and payment of dividends to TBC.

        Net cash provided by operating activities was $38,634 and $21,649 during the six months ended June 30, 2003 and 2002, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

        Net cash provided by investing activities was $268 for the six months ended June 30, 2003 which resulted primarily from proceeds from sales and maturities in excess of purchases of fixed maturities. For the six months ended June 30, 2002, net cash used for investing activities was $6,366 as a result of purchases in excess of sales of fixed maturities.

        New Credit Facility.    Concurrent with the closing of our IPO and repayment of the old credit facility, TBC obtained a new $30,000 revolving credit facility. Fleet National Bank is the lender under this new credit facility. TBC borrowed the entire $30,000 under this new credit facility at the closing of the IPO and paid down the balance to approximately $20,000 on December 5, 2002 with the approximately $10,000 net proceeds from the exercise of the underwriter's over-allotment option for 900,000 shares of our common stock. Loans under the new credit facility bear interest at our option at either (i) the LIBOR rate plus 1.50% per annum or (ii) the higher of Fleet National Bank's prime rate or 1/2% above the federal funds rate plus 1.50% per annum. The new credit facility is due and payable at maturity on November 27, 2005, which is three years from the closing of the IPO. Interest only is payable prior to maturity. The obligations of TBC under the new credit facility are secured by pledges of the assets of TBC and the capital stock of TBC's operating subsidiaries. The new credit facility is guaranteed by the non-insurance company subsidiaries of TBC. The new credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of June 30, 2003, we were in compliance with all such covenants, ratios, statutory surplus and limitations.

        Regulatory Matters.    Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Division. Massachusetts' statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commonwealth of Massachusetts Insurance Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts' statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2002, the statutory surplus of Safety Insurance was $234,204, and its net income for 2002 was $20,403. A maximum of $23,420 is available in 2003 for such dividends without prior approval of the Division. During the six months ended June 30, 2003, Safety Insurance paid dividends to TBC in cash of $3,180.

        The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

        On both May 22 and February 20, 2003, our Board approved a quarterly cash dividend on our common stock of $0.07 per share, or $1,068 based on 15,259,991 shares outstanding which includes the shares outstanding at the close of our IPO on November 27, 2002 as well as the December 5, 2002 exercise of the underwriter's over-allotment option. These dividends were paid on June 16 and March 17, 2003 to shareholders of record on June 2 and March 3, 2003, respectively. We plan to continue to declare and pay quarterly cash dividends in 2003, depending on our financial position and the regularity of our cash flows.

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

        Forward-looking statements give our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors—many of which are beyond our control—that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition, conditions for business operations and restrictive regulations in Massachusetts, claims related to severe weather, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC. Refer to those set forth under the caption "Risk Factors" in our prospectus in the registration statement on Form S-1 filed with the SEC on November 22, 2002.

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

	As of June 30, 2003 Fair Value (dollars in thousands)
	-100 Basis Point Change	As Of 6/30/2003	+100 Basis Point Change
Fixed maturities	$674,758	$645,825	$617,473
Cash and cash equivalents	72,145	72,145	72,145

Total	$746,903	$717,970	$689,618

        An important market risk for all of our outstanding long-term debt is interest rate risk. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. At June 30, 2003 we had $19,956 of debt outstanding under our new credit facility at a variable rate of approximately 3.2%. A 2.0% change in the prevailing interest rate on our variable rate debt would result in interest expense fluctuating approximately $400 for 2003, assuming that all of such debt is outstanding for the entire year.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

11
Statement re: Computation of Per Share Earnings—not included as an exhibit as the information can be calculated from the face of the Consolidated Statements of Operations (see p. 4).

31.1
CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)
Reports on Form 8-K:

  Item 12, Results of Operations and Financial Condition, Form 8-K filed on August 8, 2003 to furnish the Company's press release dated August 8, 2003, announcing second quarter 2003 results.

  Item 9, Regulation FD, Form 8-K filed on May 16, 2003 to furnish the Company's press release dated May 14, 2003, announcing first quarter 2003 results.

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

Date: August 13, 2003
	By:	/s/ WILLIAM J. BEGLEY, JR. William J. Begley, Jr.
Chief Financial Officer

QuickLinks

SAFETY INSURANCE GROUP, INC.
Table of Contents
Safety Insurance Group, Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands, except share data)
Safety Insurance Group, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (Dollars in thousands except per share and share data)
Safety Insurance Group, Inc. and Subsidiaries Consolidated Statements of Changes in Shareholders' Equity (Unaudited) (Dollars in thousands)
Safety Insurance Group, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)
Safety Insurance Group, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)
Safety Insurance Group, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (Dollars in thousands except per share and share data)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands except share data)
Massachusetts Personal Automobile Rate Decisions
SIGNATURE