Form 10-Q
period 2003-09-30
SAFETY INSURANCE GROUP INC
filed 2003-11-14
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(617) 951-0600
(Registrant’s telephone number, including area code)

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

As of November 13, 2003, 15,259,991 Common Shares with a par value of $0.01 per share were outstanding.

SAFETY INSURANCE GROUP, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $637,853 and $581,854, respectively)	$660,782	$603,886
Cash and cash equivalents	25,001	34,777
Accounts receivable, net of allowance for doubtful accounts	143,843	122,005
Accrued investment income	7,527	6,812
Taxes receivable	1,355	1,546
Receivable from reinsurers related to paid loss and loss adjustment expenses	25,297	40,886
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	74,716	66,661
Prepaid reinsurance premiums	34,396	30,967
Deferred policy acquisition costs	43,434	36,992
Deferred income taxes	7,654	6,245
Equity and deposits in pools	35,287	24,983
Other assets	1,886	2,836
Total assets	$1,061,178	$978,596

Liabilities
Loss and loss adjustment expense reserves	$371,649	$333,297
Unearned premium reserves	324,353	271,998
Accounts payable and accrued liabilities	22,944	33,222
Outstanding claims drafts	19,094	19,391
Payable for securities	1,481	18,814
Payable to reinsurers	36,145	36,666
Debt	19,956	19,956
Total liabilities	795,622	733,344

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized, 15,259,991 shares issued and outstanding	153	153
Additional paid-in capital	110,632	110,632
Accumulated other comprehensive income, net of taxes	14,904	14,321
Promissory notes receivable from management	(94)	(737)
Retained earnings	139,961	120,883
Total shareholders’ equity	265,556	245,252
Total liabilities and shareholders’ equity	$1,061,178	$978,596

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net earned premiums	$135,842	$122,343	$401,183	$363,763
Investment income	5,745	6,060	19,733	19,719
Net realized gains (losses) on investments	459	1,420	9,830	(968)
Finance and other service income	4,048	3,503	11,693	10,609
Total income	146,094	133,326	442,439	393,123
Losses and loss adjustment expenses	102,909	93,835	311,992	276,761
Underwriting, operating and related expenses	34,157	32,816	98,627	97,543
Interest expenses	161	1,924	496	6,075
Total expenses	137,227	128,575	411,115	380,379
Income before income taxes	8,867	4,751	31,324	12,744
Income tax expense	2,138	1,031	8,583	3,555
Net income	$6,729	$3,720	$22,741	$9,189
Dividends on mandatorily redeemable preferred stock	—	(336)	—	(1,008)
Net income available to common shareholders	$6,729	$3,384	$22,741	$8,181

Earnings per common share:
Net income available to common shareholders
Basic	$0.44	$0.61	$1.49	$1.48
Diluted	$0.44	$0.58	$1.48	$1.41

Cash dividends paid per common share	$0.10	$—	$0.24	$—

Weighted average number of common shares outstanding
Basic	15,259,991	5,519,492	15,259,991	5,519,492
Diluted	15,359,641	5,809,992	15,322,905	5,809,992

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss), Net of Taxes	Promissory Notes Receivable From Management	Retained Earnings	Total Shareholders’ Equity

Balance at December 31, 2001	$58	$2,442	$(4,457)	$(702)	$111,641	$108,982

Net income, January 1 to September 30, 2002					9,189	9,189
Accrued interest on promissory notes from management				(26)		(26)
Other comprehensive income, net of deferred federal income taxes			19,226			19,226
Accrued dividends on mandatorily redeemable preferred stock					(1,008)	(1,008)

Balance at September 30, 2002	$58	$2,442	$14,769	$(728)	$119,822	$136,363

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss), Net of Taxes	Promissory Notes Receivable From Management	Retained Earnings	Total Shareholders’ Equity

Balance at December 31, 2002	$153	$110,632	$14,321	$(737)	$120,883	$245,252

Net income, January 1 to September 30, 2003					22,741	22,741
Accrued interest on promissory notes from management				(10)		(10)
Payments on promissory notes from management				653		653
Other comprehensive income, net of deferred federal income taxes			583			583
Dividends paid					(3,663)	(3,663)

Balance at September 30, 2003	$153	$110,632	$14,904	$(94)	$139,961	$265,556

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income	$6,729	$3,720	$22,741	$9,189

Other comprehensive income (loss), net of tax:

Change in unrealized holding gains, net of tax (benefit) expense of $(1,497), $7,964, $3,754 and $10,013, respectively	(2,781)	14,791	6,972	18,597

Reclassification adjustment for (gains) losses included in net income, net of tax (benefit) expense of $(162), $(497), $(3,441) and $339, respectively	(297)	(923)	(6,389)	629

Unrealized (losses) gains on securities available for sale	(3,078)	13,868	583	19,226

Comprehensive income	$3,651	$17,588	$23,324	$28,415

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$22,741	$9,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	5,386	3,717
(Benefit) provision for deferred income taxes	(1,723)	831
Gains on sales of fixed assets	(34)	—
Net realized (gains) losses on investments	(9,830)	968
Changes in assets and liabilities:
Accounts receivable	(21,838)	(14,041)
Accrued investment income	(715)	(1,069)
Receivable from reinsurers	7,534	1,596
Prepaid reinsurance premiums	(3,429)	(8,146)
Deferred policy acquisition costs	(6,442)	(7,736)
Other assets	(9,092)	(6,984)
Loss and loss adjustment expense reserves	38,352	24,052
Unearned premium reserves	52,355	54,550
Accounts payable and accrued liabilities	(10,278)	(13,972)
Payable to reinsurers	(521)	2,093
Other liabilities	(296)	(822)
Net cash provided by operating activities	62,170	44,226
Cash flows from investing activities:
Fixed maturities purchased	(233,477)	(324,834)
Proceeds from sales of fixed maturities	164,757	293,227
Proceeds from maturities of fixed maturities	—	7,750
Fixed assets purchased	(250)	(305)
Proceeds from sales of fixed assets	34	—
Net cash used for investing activities	(68,936)	(24,162)
Cash flows from financing activities:
Payment of promissory notes from management	653	—
Dividend paid to shareholders	(3,663)	—
Payment of long-term debt	—	(3,000)
Net cash used for financing activities	(3,010)	(3,000)

Net (decrease) increase in cash and cash equivalents	(9,776)	17,064
Cash and cash equivalents at beginning of year	34,777	12,278
Cash and cash equivalents at end of period	$25,001	$29,342

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

1.  Basis of Presentation

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Thomas Black Corporation (“TBC”), Safety Indemnity Insurance Company, Thomas Black Insurance Agency, Inc. (“TBIA”), and RBS, Inc., TBIA’s holding company.  All intercompany transactions have been eliminated.  Prior period amounts have been reclassified to conform to the current period presentation.

The financial information as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2003.

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

2.  Initial Public Offering (“IPO”)

As discussed below, the November 27, 2002 IPO, the use of IPO net proceeds, the Preferred Share Exchange (as defined below) and the Direct Sale (as defined below) altered the capital structure of the Company.

The Company sold 6,333,334 common shares in its IPO, 350,000 common shares in a direct sale (the “Direct Sale”) and 900,000 common shares from the exercise of the underwriters’ over-allotment option all at $12.00 per share. Net proceeds received were $81,819 from these stock issuances after deducting underwriting discounts and other offering expenses. The Company also received $30,000 from borrowings under its new credit facility. These net proceeds and borrowings were used to repay principal and interest on the outstanding debt as well as dividends on the outstanding mandatorily redeemable preferred stock.  In addition, $22,400 of common stock and additional paid in capital was recognized from the issuance of 1,866,665 common shares upon conversion of all outstanding preferred stock (the “Preferred Share Exchange”), concurrent with the IPO.

In conjunction with the IPO, the Board of Directors of the Company (the “Board”) declared a 23.24 for 1 common stock split on November 12, 2002 in the form of a stock dividend that became effective immediately after the time the Company filed its amended and restated certificate of incorporation, prior to the IPO. In accordance with the provisions of FAS 128, “Earnings Per Share”, all earnings per share presented in the consolidated financial statements of the Company have been adjusted retroactively for the stock split.

As of September 30, 2003, the Company had 15,259,991 common shares outstanding. The 5,519,492 common shares outstanding as of September 30, 2002 increased to 14,359,991 at the IPO due to the addition of the new 6,333,334 common shares sold at IPO, the 350,000 common shares sold as part of the Direct Sale, an additional 1,866,665 common shares issued in the Preferred Share Exchange and 290,500 restricted shares which vested in full upon the IPO. On December 5, 2002, the 14,359,991 shares outstanding increased to 15,259,991 common shares outstanding due to the underwriters purchase of an additional 900,000 common shares pursuant to their over-allotment option exercise.

3.  Earnings Per Common Share

Basic earnings per common share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted average number of basic common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares and the net effect of potentially dilutive common shares. The Company’s only potentially dilutive instruments during the nine months ended September 30, 2003 were 780,000 stock options, comprised of 379,000 options to certain members of senior management granted at the IPO, and 401,000 options to certain employees and members of senior management granted during the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the Company determined that 290,500 shares of restricted stock held by management were potentially dilutive prior to the IPO when all restricted shares vested in full.

In accordance with the provisions of FAS 128, EPS is determined based upon net income, before and after any extraordinary items, less any declared or accrued dividends on the mandatorily redeemable preferred stock. EPS was retroactively restated for the stock split at the IPO. See Note 2, “IPO”.

4.  Investments/Fixed Maturities

The gross unrealized appreciation (depreciation) of investments in fixed maturities securities was as follows:

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Treasury securities and obligations of U.S. Government agencies(1)	$127,664	$2,657	$(329)	$129,992
Obligations of states and political subdivisions	299,854	10,617	(1,092)	309,379
Asset-backed securities	82,514	3,199	(216)	85,497
Corporate and other securities	127,821	8,144	(51)	135,914
Totals	$637,853	$24,617	$(1,688)	$660,782

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $109,810 at fair value and $108,116 at amortized cost as of September 30, 2003.  As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, at September 30, 2003 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2003
	Amortized Cost	Fair Value

Due in one year or less	$7,612	$7,658
Due after one year through five years	166,269	171,997
Due after five years through ten years	182,798	191,353
Due after ten years through twenty years	71,714	74,236
Due after twenty years	18,830	20,231
Asset-backed securities	190,630	195,307
Totals	$637,853	$660,782

Gross gains of $10,798 and $3,190, and gross losses of $131 and $3,115 were realized on sales of fixed maturities for the nine months ended September 30, 2003 and 2002, respectively.  Gross gains of $482 and $1,839 and gross losses of $23 and $419 were realized on sales of fixed maturities for the three months ended September 30, 2003 and 2002, respectively.

During the third quarters of 2003 and 2002, there were no significant deteriorations in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.  However, during the first quarter of 2003 there was a significant deterioration in the credit quality of one of the Company’s holdings, Continental Airlines. Accordingly, during the first quarter of 2003 the Company recorded an other-than-temporary impairment of $837 for this security.  During May 2003, this security was sold at a realized gain of $426.  In comparison, during the second quarter of 2002 there was a significant deterioration in the credit quality of two of the Company’s holdings in the telecommunications sector.  The Company recognized a realized loss of $2,020 for one of these securities, which was sold in June 2002.  In addition, the Company recorded an other-than-temporary impairment charge of $1,043 for the other telecommunications security.  During September 2002, this security was sold at a realized loss of $79.

5.  Management Omnibus Incentive Plan

On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (“the Incentive Plan”). The Incentive Plan provides for a variety of awards, including nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”) and restricted stock awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000. On July 1, 2002, the Board authorized the grant of 379,000 nonqualified stock options to certain employees and one nominee for director, pursuant to the Incentive Plan. These grants were effective upon the IPO date at an exercise price equal to the $12.00 per share IPO price, have a ten year term and vest in five equal annual installments beginning on the first anniversary date of these grants. On February 20, 2003, the Compensation Committee authorized the grant of 99,000 nonqualified stock options to certain employees pursuant to the Incentive Plan.  These grants were effective upon the grant date at an exercise price of $13.30, which was equal to the closing price of the Company’s common stock on the grant date, have a ten year term and vest in five equal annual installments beginning on the first anniversary date of these grants.  On March 12, 2003, the Compensation Committee authorized the grant of 292,000 nonqualified stock options to certain employees pursuant to the Incentive Plan.  These grants were effective on March 31, 2003 at an exercise price of $13.03, which was equal to the closing price of the Company’s common stock on the grant date, have a ten year term and vest in three annual installments of 30% on March 31, 2004, 30% on March 31, 2005 and 40% on March 31, 2006, beginning the first anniversary of the date of the grant. On August 21, 2003, the Board and Compensation Committee authorized the grant of 10,000 nonqualified stock options to one newly appointed director pursuant to the Incentive Plan.  This grant was effective upon the grant date at an exercise price of $15.89, which was equal to the closing price of the Company’s common stock on the grant date, has a ten year term and vests in five equal annual installments beginning on the first anniversary date of this grant.  The Board and the Compensation Committee intend to issue more options under the Incentive Plan in the future, not to exceed the maximum number of shares that may be granted.

The Company has adopted the accounting for the Incentive Plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.  No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to these stock options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$6,729	$3,720	$22,741	$9,189
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards net of related tax effects	(100)	—	(249)	—
Pro forma net income	6,629	3,720	22,492	9,189
Dividends on mandatorily redeemable preferred stock	—	(336)	—	(1,008)
Pro forma net income available to common shareholders	$6,629	$3,384	$22,492	$8,181

Earnings per common share:
Basic - as reported	$0.44	$0.61	$1.49	$1.48
Basic - pro forma	$0.43	$0.61	$1.47	$1.48
Diluted - as reported	$0.44	$0.58	$1.48	$1.41
Diluted - pro forma	$0.43	$0.58	$1.47	$1.41

The fair value of stock options used to compute pro forma net income and earnings per share disclosures for the three and nine months ended September 30, 2003 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

September 30, 2003
Dividend yield	1.95% - 2.52%
Expected volatility	.20
Risk-free interest rate	3.35% - 4.07%
Expected holding period (in years)	7

6.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown, in the Company’s consolidated financial statements for the periods indicated:

	Nine Months Ended September 30,
	2003	2002
Reserves for losses and LAE, beginning of year	$333,297	$302,556
Less reinsurance recoverable on unpaid losses and LAE	(66,661)	(75,179)
Net reserves for losses and LAE, beginning of year	266,636	227,377
Incurred losses and LAE, related to:
Current year	310,049	276,200
Prior years	1,943	561
Total incurred losses and LAE	311,992	276,761
Paid losses and LAE related to:
Current year	171,948	156,548
Prior years	109,747	97,156
Total paid losses and LAE	281,695	253,704
Net reserves for losses and LAE, end of period	296,933	250,434
Plus reinsurance recoverables on unpaid losses and LAE	74,716	76,174
Reserves for losses and LAE, end of period	$371,649	$326,608

At the end of the nine month periods above, the reserves were re-estimated for all prior accident years and were increased by $1,943 and $561 for the nine months ended September 30, 2003 and 2002, respectively. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies upon these developments.

The Company applies a consistent reserving philosophy, but because establishment of appropriate reserves is an inherently uncertain process, it is probable that the actual amounts required to settle all losses and LAE will be either higher or lower than the originally established reserves. The reserve for loss and loss adjustment expenses represents management’s best estimate of the ultimate net cost of all loss and loss adjustment expenses incurred after reinsurance. These estimates are based on actuarial studies performed by management and independent actuaries which have inherent limitations as to the accuracy of the estimates due to the fact that the ultimate liability for claims is subject to the outcome of events yet to occur.

Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

7.  Commitments and Contingencies

Various claims, generally incidental to the conduct of normal business, are pending or alleged against the Company from time to time. In the opinion of management, based in part on the advice of legal counsel, the ultimate resolution of such claims will not have a material adverse effect on the Company’s consolidated financial statements. However, liabilities related to those proceedings could be established in the near term if estimates of the ultimate resolutions of those proceedings are revised.

Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund (“Insolvency Fund”). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer.  It is anticipated that there will be additional assessments from time to time relating to various insolvencies.  Although the Company has not received notice of an assessment in 2003, based upon existing knowledge that assessments are being contemplated by the Board of Directors of the Insolvency Fund, the Company has estimated potential assessments of $3,467 for 2003, which it expensed for the nine months ended September 30, 2003.  On October 29, 2002, the company received notice of assessments from the Insolvency Fund related to prior year losses amounting to $2,103, which it expensed for the nine months ended September 30, 2002.

Although the timing and amounts of any future assessments are not known, based upon existing knowledge, management’s opinion is that such future assessments will not have a material effect on the consolidated financial position of the Company.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands except share data)

The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto, which appear elsewhere in this document.

The following discussion contains forward-looking statements. We intend statements which are not historical in nature to be, and are hereby identified as “forward-looking statements” to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, the Company’s senior management may make forward-looking statements orally to analysts, investors, the media and others. This safe harbor requires that we specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of us. We cannot promise that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from and worse than our expectations. See “Forward-Looking Statements” on page 19 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

General

Overview

In this discussion, “Safety” refers to Safety Insurance Group, Inc. and “our Company,” “we,” “us” and “our” refer to Safety Insurance Group, Inc. and its consolidated subsidiaries. Our subsidiaries consist of Safety Insurance Company (“Safety Insurance”), Thomas Black Corporation (“TBC”), Safety Indemnity Insurance Company, Thomas Black Insurance Agency, Inc. (“TBIA”) and RBS, Inc., TBIA’s holding company.

We are a leading provider of personal automobile insurance in Massachusetts. In addition to personal automobile insurance (which represented 81.5% of our direct written premiums in 2002), we offer a portfolio of insurance products, including commercial automobile (9.9% of 2002 direct written premiums), homeowners (7.4% of 2002 direct written premiums), dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance Company and Safety Indemnity Insurance Company, we have established strong relationships with 527 independent insurance agents in 630 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest personal automobile insurance carrier in Massachusetts, capturing an approximately 10.7% share of the Massachusetts personal automobile market in 2003, according to the CAR Cession Volume Analysis Report of October 24, 2003 based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

The IPO and Related Transactions

As discussed below, the November 27, 2002 initial public offering of 6,333,334 shares of the Company’s common stock (“IPO”), the use of IPO net proceeds, the Preferred Share Exchange (as defined below) and the Direct Sale of 350,000 common shares altered our capital structure.

In connection with the Company’s plan for the sale of our common stock in the IPO, the Board of Directors of Safety (the “Board”) declared a 23.24 for 1 common stock split on November 12, 2002 in the form of a stock dividend that became effective immediately after the Company filed its amended and restated certificate of incorporation prior to the offering. In accordance with the provisions of FAS 128, Earnings Per Share, earnings per share presented in the consolidated financial statements of the Company have been adjusted retroactively for the stock split.

The holders of our preferred stock agreed to amend the terms of the preferred stock to cause it to automatically convert into common stock upon the closing of the IPO at the IPO price. Based upon the $12.00 per share IPO price, 1,866,665 additional common shares were issued in connection with the preferred share exchange (the “Preferred Share Exchange”) upon the close of the IPO.

On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (“the Incentive Plan”). The Incentive Plan provides for a variety of awards, including nonqualified stock options, SARs and restricted stock awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000. On July 1, 2002, the Board authorized the grant of 379,000 stock options to certain employees and one nominee for director, pursuant to the Incentive Plan. These grants were effective upon the IPO date at an exercise price equal to the $12.00 per share IPO price, have a ten year term and vest in five equal annual installments beginning on the first anniversary date of these grants. On February 20, 2003, the Compensation Committee authorized the grant of 99,000 stock options to certain employees pursuant to the

Incentive Plan.  These grants were effective upon the grant date at an exercise price of $13.30, which was equal to the closing price of our common stock on the grant date, have a ten year term and vest in five equal annual installments beginning on the first anniversary date of these grants.  On March 12, 2003, the Compensation Committee authorized the grant of 292,000 stock options to certain employees pursuant to the Incentive Plan.  These grants were effective on March 31, 2003 at an exercise price of $13.03, which was equal to the closing price of our common stock on the grant date, have a ten year term and vest in three annual installments of 30% on March 31, 2004, 30% on March 31, 2005 and 40% on March 31, 2006, beginning the first anniversary of the date of the grant. On August 21, 2003, the Board and Compensation Committee authorized the grant of 10,000 nonqualified stock options to one newly appointed director pursuant to the Incentive Plan.  This grant was effective upon the grant date at an exercise price of $15.89, which was equal to the closing price of our common stock on the grant date, has a ten year term and vests in five equal annual installments beginning on the first anniversary date of this grant. The Board and the Compensation Committee intend to issue more options under the Incentive Plan in the future, not to exceed the maximum number of shares that may be granted.

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses.  Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior).  All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better, except for Lloyd’s of London that is rated “A-” (also Excellent).  We are a participant in Commonwealth Automobile Reinsurers (“CAR”), a state-established body that runs the residual market reinsurance programs for both personal and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  As of September 30, 2003, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

Massachusetts Automobile Insurance Market

We are subject to the extensive regulation of the personal automobile insurance industry in Massachusetts, which represented 81.5% of our direct written premiums in 2002. Owners of registered automobiles are required to maintain minimum automobile insurance coverages. Generally, we are required by law to issue a policy to any applicant who seeks it. We are also required to participate in a state-mandated reinsurance program run by CAR to which we cede certain unprofitable risks and from which we are allocated a portion of the overall losses. This program operates at an underwriting deficit. This deficit is allocated among every Massachusetts automobile insurance company, including us, based on a complex formula that takes into consideration a company’s voluntary market share, the rate at which it cedes business to CAR, and the company’s utilization of a credit system CAR has designed to encourage carriers to reduce their use of CAR. In addition, based on our market share, we are assigned certain agents by CAR that have been unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs.

Proposals to materially change certain CAR rules are under consideration. In a letter to the Massachusetts Insurance Commissioner (the “Commissioner”) dated June 25, 2002, the Massachusetts Attorney General reported that his office has determined that CAR’s current methodology for assigning ERPs and distributing the CAR deficit must be changed to produce a fair and equitable market. The Attorney General’s letter describes several factors that he believes support his findings and which he believes should be corrected in order to comply with Massachusetts law governing CAR. The Attorney General’s letter calls on the Commissioner to work with him to address these issues. The letter has engendered discussion and dialogue among various parties that could result in material changes to CAR’s rules. It is uncertain whether and to what extent the issues raised by the Attorney General will be addressed by CAR. We cannot be certain whether any material changes, if adopted by CAR, would affect our profitability.

Each year, the Commissioner sets maximum premium rates that may be charged and minimum commissions that must be paid to agents for personal automobile insurance.  The Commissioner announced on December 13, 2002, a 2.7% statewide average personal automobile insurance rate increase for 2003, as compared to no change for 2002.  During the period from 1996 through 2003 average rates decreased in four out of eight of those years.  Coinciding with the 2003 rate decision, the Commissioner also approved a decrease in the commission rate agents receive for selling personal automobile insurance, as a percentage of premiums, from 11.7% in 2002 to 11.0% in 2003.  The Commissioner will set the average rates for 2004 in a decision that is expected to be issued by December 15, 2003.  The Automobile Insurers Bureau of Massachusetts has proposed an average rate increase of 12.0% for 2004.  The Attorney General has recommended that there be no change to the average rates for 2004.  The State Rating Bureau (which is a department within the Massachusetts Division of Insurance) has recommended an increase of between 3.0 and 4.0%.

Although state-mandated average maximum personal automobile insurance rates increased 2.7% for 2003, our average premium per automobile exposure in the nine months ended September 30, 2003 increased from the nine months ended September 30, 2002 by approximately 7.0%. This increase was primarily the result of purchases of new automobiles by our insureds.  Further, we believe that the continued benefits of our rate pursuit initiative, which validates insured rating classifications and discount eligibility, contributed to the increase in our average premiums received per automobile exposure. The table below shows average Massachusetts-mandated personal automobile premium rate changes and changes in our average premium per automobile exposure from 1992-2003.

Massachusetts Personal Automobile Rate Decisions

Year	State Mandated Average Rate Change (1)	Safety Change in Average Premium Per Automobile Exposure
2003	2.7%	7.0% (2)
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%
1997	(6.2)%	(5.1)%
1996	(4.5)%	(7.7)%
1995	(6.1)%	(3.6)%
1994	2.9%	1.0%
1993	5.7%	5.3%
1992	8.0%	4.9%

(1)                               Source: Division of Insurance rate decisions for 1992 - 2003.

(2)                               Source: Safety Insurance Company as of October 31, 2003.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Loss Ratio	75.8%	78.2%	77.9%	76.8%
Expense Ratio	24.8	25.7	23.2	24.5
Combined Ratio	100.6%	103.9%	101.1%	101.3%

Effects of Inflation

We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Critical Accounting Policies

Loss and Loss Adjustment Expense Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting to us of that loss and our final payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. Our reserves represent estimates of amounts needed to pay reported and unreported losses and the expenses of investigating and paying those losses, or loss adjustment expenses. Every quarter, we review our previously established reserves and adjust them, if necessary.  Refer to “Results of Operations: Losses and Loss Adjustment Expenses” for a more detailed discussion.

When a claim is reported, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment. The amount of the reserve is primarily based upon an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss. The estimate reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of the claims person. During the loss adjustment period, these estimates are revised as deemed necessary by our claims department based on subsequent developments and periodic reviews of the cases.

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

The changes we have recorded in our reserves in the past two years illustrate the uncertainty of estimating reserves. In 2002 and 2001, our reserve reviews indicated that our reserves established in prior years were slightly higher than necessary, and so in those years we released $2,262 and $7,303, respectively, of previously established reserves for losses and loss adjustment expenses.  We increased reserves for prior years by $1,943 and $561 for the nine months ended September 30, 2003 and 2002, respectively.  It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

Other-Than-Temporary Impairments

We use a systematic methodology to evaluate declines in market values below cost or amortized cost of our investments. This methodology ensures that we evaluate available evidence concerning any declines in a disciplined manner.  Refer to “Results of Operations: Net Realized Investment Losses” for a more detailed discussion.

In our determination of whether a decline in market value below amortized cost is an other-than-temporary impairment, we consider and evaluate several factors and circumstances including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer’s securities remains below our amortized cost and any other factors that may raise doubt about the issuer’s ability to continue as a going concern.

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

Results of Operations

The table below shows certain of our selected financial results for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Direct written premiums	$139,412	$126,215	$452,880	$409,597
Net written premiums	138,370	124,813	450,108	410,167
Net earned premiums	135,842	122,343	401,183	$363,763
Investment income	5,745	6,060	19,733	19,719
Net realized gains (losses) on investments	459	1,420	9,830	(968)
Finance and other service income	4,048	3,503	11,693	10,609
Total revenues	146,094	133,326	442,439	393,123
Losses and loss adjustment expenses	102,909	93,835	311,992	276,761
Underwriting, operating and related expenses	34,157	32,816	98,627	97,543
Interest expenses	161	1,924	496	6,075
Total expenses	137,227	128,575	411,115	380,379
Income before taxes	8,867	4,751	31,324	12,744
Income taxes	2,138	1,031	8,583	3,555
Net income before preferred dividends	$6,729	$3,720	$22,741	$9,189

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

Direct Written Premiums.  Direct written premiums for the three months ended September 30, 2003 increased by $13,197, or 10.5%, to $139,412 from $126,215 for the comparable 2002 period.  Direct written premiums for the nine months ended September 30, 2003 increased by $43,283, or 10.6%, to $452,880 from $409,597 for the comparable 2002 period. The primary reason for the 2003 increase occurred in our personal automobile line which experienced a 7.0% increase in average written premium and a 2.7% increase in written exposures.  In addition, we increased our commercial automobile line average rates by 7.1% effective December 16, 2002 and had a 6.9% increase in written exposures, while we increased our homeowners line average rates by 9.3% effective February 19, 2003 and had a 2.0% decrease in written exposures.

Net Written Premiums.  Net written premiums for the three months ended September 30, 2003 increased by $13,557, or 10.9%, to $138,370 from $124,813 for the comparable 2002 period.  Net written premiums for the nine months ended September 30, 2003 increased by $39,941, or 9.7%, to $450,108 from $410,167 for the comparable 2002 period.  This was primarily due to an increase in direct written premiums, offset by an increase in premiums ceded to Commonwealth Automobile Reinsurers (“CAR”).

Net Earned Premiums.  Net earned premiums for the three months ended September 30, 2003 increased by $13,499, or 11.0%, to $135,842 from $122,343 for the comparable 2002 period.  Net earned premiums for the nine months ended September 30, 2003 increased by $37,420, or 10.3%, to $401,183 from $363,763 for the comparable 2002 period.  This was primarily due to increased rates on personal automobile, commercial automobile and homeowners product lines.

Investment Income.  Investment income for the three months ended September 30, 2003 decreased to $5,745 from $6,060 for the comparable 2002 period.  Investment income for the nine months ended September 30, 2003 of $19,733 remained consistent with $19,719 for the comparable 2002 period.  Average cash and investment securities (at amortized cost) increased by $78,099 or 14.2% to $628,549 for the nine months ended September 30, 2003 from $550,450 for the nine months ended September 30, 2002.  Partially offsetting the effect of this increase was a decrease in net effective yield on our investment portfolio to 4.2% from 4.8% during the same period in 2002 due to declining interest rates, as well as a change in management’s investment strategy to shorten the portfolio duration, shift to higher rated securities, and increase tax-exempt holdings.  Our duration decreased to 4.2 years at September 30, 2003 from 4.3 years at June 30, 2003 and from 5.0 years at December 31, 2002.  In addition, during the third quarter of 2003, a retrospective adjustment was made which decreased investment income by $595 due to a periodic revaluation of our asset-backed securities using revised prepayment assumptions and resulting cash flows associated with the loans underlying these securities.

Net Realized Gains (Losses) on Investments.  Net realized gains on investments for the three months ended September 30, 2003 decreased to $459 from $1,420 for the comparable 2002 period.  Net realized gains (losses) on investments for the nine months ended September 30, 2003 increased to a $9,830 gain from a $(968) loss for the comparable 2002 period.  This increase was primarily due to the sale of certain securities related to our current investment strategy to shorten portfolio duration as protection against future increases in interest rates.

The gross unrealized appreciation (depreciation) of investments in fixed maturities securities was as follows:

	September 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Treasury securities and obligations of U.S. Government agencies(1)	$127,664	$2,657	$(329)	$129,992
Obligations of states and political subdivisions	299,854	10,617	(1,092)	309,379
Asset-backed securities	82,514	3,199	(216)	85,497
Corporate and other securities	127,821	8,144	(51)	135,914
Totals	$637,853	$24,617	$(1,688)	$660,782

(1)          Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Federal National Mortgage Association (FNMA).  The total of these fixed maturity securities was $109,810 at fair value and $108,116 at amortized cost as of September 30, 2003.  As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

As of September 30, 2003, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturities securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s Investors Services, Inc. of Baa or higher, except the few securities not rated by Moody’s which received S&P ratings of Aaa/Aa or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	September 30, 2003
	Amount	Percent
U.S. Government and Government Agency Fixed Income Securities	$129,992	19.7%
Aaa/Aa	412,503	62.4
A	80,439	12.2
Baa	37,848	5.7
Total	$660,782	100.0%

(1)                                  Ratings are assigned by Moody’s Investors Services, Inc., or Moody’s.  Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

In our determination of other-than-temporary impairments, we consider several factors and circumstances including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer’s securities remains below our amortized cost and any other factors that may raise doubt about the issuer’s ability to continue as a going concern.

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

The unrealized losses recorded on the fixed maturity investment portfolio at September 30, 2003 resulted primarily from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

Of the $1,688 gross unrealized losses as of September 30, 2003, $1,421 relates to fixed maturity obligations of states and political subdivisions and U.S. government agencies. The remaining $267 of gross unrealized losses relates primarily to holdings of investment grade asset-backed fixed maturities securities.  Gross unrealized losses increased to $1,688 at September 30, 2003 from $910 at December 31, 2002.

During the third quarters of 2003 and 2002, there were no significant deteriorations in the credit quality of any of our holdings and no other-than-temporary impairment charges were recorded related to our portfolio of investment securities.  However, during the first quarter of 2003 there was a significant deterioration in the credit quality of one of our holdings, Continental Airlines. Accordingly, during the first quarter of 2003 we recorded an other-than-temporary impairment of $837 for this security.  During May 2003, this security was sold at a realized gain of $426.  In comparison, during the second quarter of 2002 there was a significant deterioration in the credit quality of two of our holdings in the telecommunications sector.  We recognized a realized loss of $2,020 for one of these securities, which was sold in June 2002.  In addition, we recorded an other-than-temporary impairment charge of $1,043 for the other telecommunications security.  During September 2002, this security was sold at a realized loss of $79.

Finance and Other Services Income.  Finance and other services income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other services income for the three months ended September 30, 2003 increased by $545, or 15.6%, to $4,048 from $3,503 for the comparable 2002 period.  This increase was primarily due to a $230 increase in premium installment billing fees due to growth in the number of policies and the fee charged per policy, coupled with a $303 increase in miscellaneous income from CAR.  Finance and other services income for the nine months ended September 30, 2003 increased by $1,084, or 10.2%, to $11,693 from $10,609 for the comparable 2002 period.  This increase was due to a $1,012 increase in premium installment billing fees due to growth in the number of policies and the fee charged per policy, coupled with a $72 increase in miscellaneous income from CAR.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended September 30, 2003 increased $9,074, or 9.7%, to $102,909 from $93,835 for the comparable 2002 period.  Losses and loss adjustment expenses incurred for the nine months ended September 30, 2003 increased by $35,231, or 12.7%, to $311,992 from $276,761 for the comparable 2002 period.  Our GAAP loss ratio (a percentage of net premiums earned) for the three months ended September 30, 2003 improved to 75.8% compared to 76.7% for the comparable 2002 period.  Our GAAP loss ratio for the nine months ended September 30, 2003 worsened to 77.8% compared to 76.1% for the comparable 2002 period.  Our GAAP loss ratio excluding loss adjustment expenses for the three months ended September 30, 2003 improved to 67.4% compared to 67.7% for the comparable 2002 period.  The third quarter 2003 improvement in our GAAP loss ratio excluding loss adjustment expenses is primarily due to increased rates in all our lines of business.  Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended

September 30, 2003 worsened to 70.1% compared to 67.7% for the comparable 2002 period.  This nine month increase is primarily due to increased claim frequency from severe winter conditions in Massachusetts during the first quarter of 2003.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the three months ended September 30, 2003 increased by $1,341, or 4.1%, to $34,157 from $32,816 for the comparable 2002 period.  Underwriting, operating and related expenses for the nine months ended September 30, 2003 increased by $1,084, or 1.1%, to $98,627 from $97,543 for the comparable 2002 period. Although we have not received notice of an assessment in 2003, based upon existing knowledge that assessments are being contemplated by the Board of Directors of the Insolvency Fund, we have estimated potential assessments of $3,467 for 2003, which we expensed for the nine months ended September 30, 2003. The $3,467 estimated 2003 expense is a $1,364 increase from the $2,103 actual expense for the nine months ended September 30, 2002. Although the timing and amounts of any future assessments are not known, based upon existing knowledge, management’s opinion is that such future assessments will not have a material effect on the consolidated financial position of the Company.

Our GAAP expense ratio (a percentage of net premiums earned) for the three months ended September 30, 2003 improved to 25.1% compared to 26.8% for the comparable 2002 period.  Our GAAP expense ratio for the nine months ended September 30, 2003 improved to 24.6% compared to 26.8% for the comparable 2002 period.  This improvement was a result of an increase in earned premiums coupled with ongoing cost control programs, employee productivity improvements through the use of technology, and reduced expenses assumed from CAR.

Interest Expense.  Interest expense for the three months ended September 30, 2003 decreased by $1,763 to $161 from $1,924 for the comparable 2002 period.  Interest expense for the nine months ended September 30, 2003 decreased by $5,579 to $496 from $6,075 for the comparable 2002 period.  Interest expenses for the 2002 period were related to old debt facilities that were extinguished concurrent with Safety’s IPO on November 27, 2002.  Primarily as a result of the IPO, Safety significantly reduced debt outstanding to $19,956 at September 30, 2003 from $96,500 at September 30, 2002.

Income Taxes.  Our effective tax rate on net income before preferred stock dividends was 24.1% and 21.7% for the three months ended September 30, 2003 and 2002, respectively.  Our effective tax rate on net income before preferred stock dividends was 27.4% and 27.9% for the nine months ended September 30, 2003 and 2002, respectively.  For the nine months ended September 30, 2003 and 2002, the effective rate was lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income.

Net Income Before Preferred Stock Dividends.  Net income before preferred dividends for the three months ended September 30, 2003 increased to $6,729 from $3,720 for the comparable 2002 period.  Net income before preferred dividends for the nine months ended September 30, 2003 increased to $22,741 from $9,189 for the comparable 2002 period.

Liquidity and Capital Resources

As a holding company, Safety’s assets consist primarily of the stock of our direct and indirect subsidiaries. Our principal source of funds to meet our obligations and pay dividends to shareholders, therefore, are dividends and other permitted payments from our subsidiaries, principally our indirect subsidiary, Safety Insurance. Our direct subsidiary, TBC, directly owns Safety Insurance. TBC is the borrower under our new credit facilities. As a holding company, its principal source of cash to pay amounts owed under the credit facility and its other obligations and dividends to us are dividends and other permitted payments from Safety Insurance.

Safety Insurance’s sources of funds primarily include premiums received, investment income and proceeds from sales and redemptions of investments. Safety Insurance’s principal uses of cash are the payment of claims, operating expenses and taxes, the purchase of investments and payment of dividends to TBC.

Net cash provided by operating activities was $62,170 and $44,226 during the nine months ended September 30, 2003 and 2002, respectively.  Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $68,936 and $24,162 during the nine months ended September 30, 2003 and 2002, respectively, which resulted primarily from purchases of fixed maturities in excess of sales of fixed maturities.

New 2002 Credit Facility.  Concurrent with the closing of our IPO and repayment of the old credit facility, TBC obtained a new $30,000 revolving credit facility. Fleet National Bank is the lender under this new credit facility. TBC borrowed the entire $30,000 under this new credit facility at the closing of the IPO and paid down the balance to approximately $20,000 on December 5, 2002 with the approximately $10,000 net proceeds from the exercise of the underwriter’s over-allotment option for 900,000 shares of our common stock. Loans under the new credit facility bear interest at our option at either (i) the LIBOR rate plus 1.50% per annum or (ii) the higher of Fleet National Bank’s prime rate or 0.5% above the federal funds rate plus 1.50% per annum. The new credit facility is due and payable at maturity on November 27, 2005, which is three years from the closing of the IPO. Interest only is payable prior to maturity. The obligations of TBC under the new credit facility are secured by pledges of the assets of TBC and the capital stock of TBC’s operating subsidiaries. The new credit facility is guaranteed by the non-insurance company subsidiaries of TBC. The new credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of September 30, 2003, we were in compliance with all such covenants, ratios, statutory surplus and limitations.

Regulatory Matters.  Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Massachusetts Division of Insurance. Massachusetts’ statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commonwealth of Massachusetts Insurance Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts’ statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2002, the statutory surplus of Safety Insurance was $234,204, and its net income for 2002 was $20,403. A maximum of $23,420 is available in 2003 for such dividends without prior approval of the Division. During the nine months ended September 30, 2003, Safety Insurance paid dividends to TBC in cash of $4,932.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On August 21, 2003, our Board approved an increase in our quarterly cash dividend from $0.07 per share to $0.10 per share, or $1,526 based on 15,259,991 common shares outstanding.  This dividend was paid on September 15, 2003 to shareholders of record on September 1, 2003.  On both May 22 and February 20, 2003, our Board approved a quarterly cash dividend on our common stock of $0.07 per share, or $1,068 based on 15,259,991 common shares outstanding. These dividends were paid on June 16 and March 17, 2003 to shareholders of record on June 2 and March 3, 2003, respectively. We plan to continue to declare and pay quarterly cash dividends in 2003, depending on our financial position and the regularity of our cash flows.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “aim,” “projects,” or words of similar meaning and expressions that indicate future events and trends, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may”. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements give our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors—many of which are beyond our control—that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition, conditions for business operations and restrictive regulations in Massachusetts, claims related to severe weather, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC. Refer to those set forth under the caption “Risk Factors” in our prospectus in the registration statement on Form S-1 filed with the SEC on November 22, 2002.

Some other factors, such as market, operational, liquidity, interest rate, equity and other risks, are described elsewhere in this Quarterly Report on Form 10-Q. Factors relating to the regulation and supervision of our Company are also described or incorporated in this report and our Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2003. There are other factors besides those described or incorporated in this report or in the Form 10-K that could cause actual conditions, events or results to differ from those in the forward-looking statements.

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

We manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and Board and consultation with third-party financial advisors. As a general matter, we do not attempt to match the durations of our assets with the durations of our liabilities, and the majority of our liabilities are “short tail.” Our goal is to maximize the total after-tax return on all of our investments. An important strategy that we employ to achieve this goal is to try to hold enough in cash and short-term investments in order to avoid liquidating longer-term investments to pay claims.

The following table shows the interest rate sensitivity of our financial instruments measured in terms of fair value (which is equal to the carrying value for all our securities).

	Fair Value as of September 30, 2003 (dollars in thousands)
	-100 Basis Point Change	As Of 9/30/2003	+100 Basis Point Change
Fixed maturities	$690,514	$660,782	$630,643
Cash and cash equivalents	25,001	25,001	25,001
Total	$715,515	$685,783	$655,644

An important market risk for all of our outstanding long-term debt is interest rate risk. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. At September 30, 2003 we had $19,956 of debt outstanding under our new 2003 credit facility at a variable rate of 2.8%. A 2.0% change in the prevailing interest rate on our variable rate debt would result in interest expense fluctuating approximately $400 for 2003, assuming that all of such debt is outstanding for the entire year.

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

Item 4.                    Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e of the Exchange Act) within 90 days prior to the filing of this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are adequate and effective and ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There have been no significant changes in our internal controls or in factors that could significantly affect internal controls, subsequent to the most recent evaluation of such controls.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings -    None.

Item 2.  Changes in Securities -   None.

Item 3.  Defaults upon Senior Securities -   None.

Item 4.  Submission of Matters to a Vote by Security Holders -   None.

Item 5.  Other Information -   None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:
	11	Statement re: Computation of Per Share Earnings – not included as an exhibit as the information can be calculated from the face of the Consolidated Statements of Operations (see p. 4).

	31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:
Item 12, Results of Operations and Financial Condition, Form 8-K filed on November 12, 2003 to furnish the Company’s press release dated November 12, 2003, announcing third quarter 2003 results.

Item 9, Regulation FD Disclosure, Form 8-K filed on September 4, 2003 to furnish the Company’s press release dated September 4, 2003, announcing the appointment of Peter J. Manning to Director on the Company’s Board.

Item 12, Results of Operations and Financial Condition, Form 8-K filed on August 11, 2003 to furnish the Company’s press release dated August 8, 2003, announcing second quarter 2003 results.

Item 9, Regulation FD Disclosure, Form 8-K filed on May 16, 2003 to furnish the Company’s press release dated May 14, 2003, announcing first quarter 2003 results.

Item 9, Regulation FD Disclosure, Form 8-K filed on March 26, 2003 to furnish the Company’s press release dated March 24, 2003, announcing 2002 year-end results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)
Date: November 14, 2003

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Chief Financial Officer