Form 10-K
period 2003-12-31
SAFETY INSURANCE GROUP INC
filed 2004-03-15
CIK 1172052

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☒    No ☐

        The aggregate market value of the registrant's voting and non-voting common equity (based on the closing sales price on NASDAQ) held by non-affiliates of the registrant as of June 30, 2003, was approximately $161,809,618.

As of March 12, 2004, there are 15,259,991 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

        Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held on May 21, 2004, which Safety Insurance Group, Inc. (the "Company", "we", "our", "us") intends to file within 120 days after its December 31, 2003 year-end, are incorporated by reference into Part III hereof.

SAFETY INSURANCE GROUP, INC.

Table of Contents

PART I.

ITEM 1.    BUSINESS

        In this discussion, all dollar amounts are presented in thousands, except share and per share data.

A.    General

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 81.0% of our direct written premiums in 2003), we offer a portfolio of property and casualty insurance products, including commercial automobile, homeowners, dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts through our insurance subsidiaries, Safety Insurance Company ("Safety Insurance") and Safety Indemnity Insurance Company (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with 548 independent insurance agents in 758 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile carrier, capturing a 10.6% share of the Massachusetts private passenger automobile insurance market, and the fourth largest commercial automobile carrier, with a 7.9% share of the Massachusetts commercial automobile insurance market, in 2003 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR"). In addition, we were also ranked the 52nd largest automobile writer in the country according to A.M. Best, based on 2002 direct written premiums. We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

        Our share of the Massachusetts private passenger automobile insurance market has grown from 8.8% in 1999 to 10.6% in 2003. As a result of this increased market share and the expansion of our product offerings, our direct written premiums have increased by 63.7% between 1999 and 2003, from $349,206 to $571,545. We have also maintained profitability in part by managing our cost structure through, for example, the use of technology.

Website Access to Information

        The Internet address for the Company's website is www.SafetyInsurance.com. All press releases and SEC filings for the Company are available for viewing or download at our website. These documents are made available on our website as soon as reasonably practicable after each press release and SEC Report is filed with, or furnished to, the SEC. Copies of any current public information about our company are available without charge upon written, telephone, faxed or e-mailed request to the Office of Investor Relations, Safety Insurance Group Inc., 20 Custom House Street, Boston, MA 02110, Tel: 877-951-2522, Fax: 617-603-4837, or e-mail: InvestorRelations@SafetyInsurance.com. The materials on our website are not part of this report on Form 10-K or incorporated by reference into this report and the URL above is intended to be an inactive textual reference only.

Our Competitive Strengths

        We Have Strong Relationships with Independent Agents.    In 2002, independent agents accounted for approximately 79.9% of the Massachusetts automobile insurance market measured by direct written premiums as compared to only about 40.4% nationwide, according to A.M. Best. For that reason, our strategy is centered around, and we sell exclusively through, a network of 548 independent agents (of which 118 are Exclusive Representative Producers ("ERPs")) in 758 locations throughout Massachusetts. In order to support our independent agents and enhance our relationships with them, we:

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

        Through these measures, we strive to become the preferred provider of the independent agents in our agency network and capture a growing share of the total insurance business written by these agents in Massachusetts. We must compete with other insurance carriers for the business of independent agents.

        We Have an Uninterrupted Record of Profitable Operations.    In every year since our inception in 1979, we have been profitable and increased our direct written premiums from the prior year. We have achieved profitable growth by, among other things:

  •
  Increasing by 31.7% the number of private passenger automobile exposures we underwrite from 336,852 in 1999 to 443,504 in 2003 and the average premium we receive per automobile exposure from $852 to $1,029;

  •
  Maintaining a statutory combined ratio (refer to page 35 for a definition of statutory combined ratio) that is consistently below industry averages;

  •
  Taking advantage of the institutional knowledge our management has amassed during our long operating history in the unique Massachusetts market;

  •
  Introducing new lines of insurance products, such as homeowners, which unlike private passenger automobile do not have state-established maximum premium rates;

  •
  Investing in technology, to simplify internal processes and enhance our relationships with our agents; and

  •
  Maintaining a high-quality investment portfolio.

        We Are a Technological Leader.    We have dedicated significant human and financial resources to the development of advanced information systems. Our technology efforts have benefited us in two distinct ways. First, we continue to develop technology that empowers our independent agent customers to make it easier for them to transact business with their clients and with Safety. In our largest business line, private passenger automobile insurance, our agents now submit approximately 98% of all applications for new policies or endorsements for existing policies to us electronically through our proprietary information portal, the Agents Virtual Community. Second, our investment in technology has allowed us to re-engineer internal back office processes to provide more efficient service at lower cost. Our adjusted statutory expense ratios have been below the average industry statutory expense ratio in each of the past five years. Our systems have also improved our overall productivity, as evidenced by our direct written premiums per employee increasing to $1,106 in 2003 from $741 in 1999.

        We Have an Experienced, Committed and Knowledgeable Management Team.    Our Management Team owns approximately 11% of the common stock of Safety on a fully diluted basis. Our Management Team, led by our Chief Executive Officer and President, David F. Brussard, has an average of over 28 years of industry experience per executive, as well as an average of over 22 years of experience with Safety. The team has demonstrated an ability to operate successfully within the regulated Massachusetts private passenger automobile insurance market.

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

  •
  Continue to expand our technology to enable independent agents to more easily serve their customers and conduct business with us, thereby strengthening their relationships with us.

B.    The Massachusetts Property and Casualty Insurance Market

        Introduction.    We are licensed by the Commonwealth of Massachusetts Commissioner of Insurance ("the Commissioner") to transact property and casualty insurance in Massachusetts. All of our business is extensively regulated by the Commissioner.

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

  •
  Standard Policy Form.  The policy form that is used by all automobile insurers is developed by the Commissioner and must be used by all companies. The policy consists of several mandatory coverages: no fault coverage (i.e., "personal injury protection"); minimum limits of bodily injury and property damage liability coverage; and coverage for accidents caused by uninsured or hit-and-run motorists. In addition to these standard mandatory coverages, several additional optional coverages (such as higher bodily injury and property damage liability coverages, and collision and comprehensive coverages) must be offered. No carrier may offer any other type of coverage or deductible or use any form of policy endorsement without the prior approval of the Commissioner, which can be granted only after a formal hearing.

  •
  Premium Rates are "fixed and established" by the Commissioner.  In Massachusetts, automobile insurance companies are obligated to use premium rates that are determined on an annual basis by the Commissioner. As a matter of law, the Commissioner's rate must be adequate, which the Massachusetts courts have ruled requires that the rate be sufficient to allow insurers the opportunity to earn a reasonable rate of return. The rate setting process involves a lengthy and complex administrative proceeding in which the Commissioner considers historic information related to claim costs as well as outside factors affecting insurance costs. Different data is presented for the Commissioner's consideration by the Automobile Insurers Bureau (on behalf of the insurance industry), the State Rating Bureau, and the Massachusetts Attorney General. At the close of this proceeding, the Commissioner sets a premium rate for each of several classes of drivers, many different types of vehicles, and twenty-seven different geographic territories within Massachusetts. The Commissioner usually sets the rate during the last quarter of the year. The Commissioner mandated an average rate increase in private passenger automobile premiums of 2.7% for 2003, no rate change for 2002, an average 8.3% decrease in 2001, and an average rate increase of 0.7% in 2000. The Commissioner announced on December 15, 2003, a 2.5% statewide average rate increase for 2004. The Massachusetts Attorney General appealed the Commissioner's decision to the Massachusetts Supreme Judicial Court on January 5, 2004. A decision by the Court is not expected for several months and we cannot predict whether this appeal will be successful or what effect it may have on our profitability. In addition, the Commissioner annually establishes the minimum commission rate that insurers must pay their auto insurance agents. The Commissioner approved a decrease in the commission rate, as a percentage of premiums to 11.0% in 2003 from 11.7% in 2002, 12.3% in 2001, and 11.8% in 2000. The Commissioner approved a decrease in the commission rate to 10.5% for 2004.

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

  •
  Price competition is limited.  An insurer may charge less than the Commissioner's fixed and established premium rates by offering discounts to all members of a particular class of motorists, but only if the discount is approved by the Commissioner after a public hearing. During the years 1996 to 2001, most insurance companies offered rate discounts for drivers with the best driving records. We offered competitively priced discounts during the 1996 to 2001 time period, but like most of our competitors, we have discontinued using these discounts for 2002, 2003 and 2004. Only five companies offered such discounts in 2003, further reduced to three companies in 2004.

  •
  Affinity Group Marketing.  In addition to the use of class discounts, insurers can charge lower rates than the Commissioner's fixed rate by providing discounts to all members of an affinity group. An affinity group consists of all of the employees of a particular employer or the members of a trade union, association or other organization. These discounts must be filed with the Commissioner and are subject to the Commissioner's approval. We currently offer discounts to 180 groups representing approximately 11.0% of the private passenger automobile policies we issue, with discounts ranging from 3% to 5%.

  •
  Exclusive Representative Producers.  As noted above, the Commissioner sets a different rate for each of twenty-seven territories in Massachusetts. The methodology the Commissioner uses to adjust the rates among each territory results in the reduction of rates in high cost urban communities from the actuarially appropriate rate while increasing rates in suburban and rural parts of Massachusetts. As a result, in the aggregate, rates in urban communities are considered inadequate by most insurers. In order to ensure that motorists living in such communities have access to automobile insurance, licensed insurance producers located in such areas who have not been appointed as a voluntary agent of a company may apply to CAR, to be appointed as an involuntary agent of an insurer selected by CAR. ERPs are randomly assigned to all insurers writing private passenger automobile insurance in Massachusetts. ERP assignments are intended to be based upon an insurer's market share.

  •
  Commonwealth Automobile Reinsurers.  In order to protect insurers from the potential adverse effect of the Commonwealth's take-all-comers law and the random assignment of ERPs, the

    Massachusetts Legislature created CAR, which runs a reinsurance pool. CAR is governed by a committee that is appointed by the Commissioner, but its rules and decisions are subject to the review and approval of the Commissioner. Companies may cede to the reinsurance pool policies that they determine are not likely to be profitable. As a result, CAR operates at an underwriting deficit. This deficit is allocated among every automobile insurance company based on a complex formula that takes into consideration a company's voluntary market share, the amount of business it cedes to CAR and credits the company earns under a system CAR has designed to encourage carriers to voluntarily write business in selected under-priced classes and territories. We have developed underwriting and actuarial analysis systems to evaluate the profitability of ceding a risk to CAR or writing it voluntarily. Proposals to change certain of CAR's rules are currently under consideration.

  •
  Dominance of Domestic Companies.  Many large national private passenger automobile insurance writers, such as State Farm, Allstate, Nationwide, and Farmers, write very little or no private passenger automobile insurance business in Massachusetts. We actively participate in major industry policy-making organizations in Massachusetts, such as the Automobile Insurers Bureau and CAR, where our employees serve on a number of committees.

  •
  Prominence of Independent Insurance Agents.  Finally, and perhaps most importantly to our Company's success, approximately 79.9% of the direct written premiums in the Massachusetts automobile insurance market was placed by independent agents in 2002, according to A.M. Best. Nationally, independent agents wrote only about 40.4% of the private passenger automobile insurance market in 2002, according to A.M. Best. Accordingly, to be successful, a company must have a strategy designed to encourage the best agents to place their best business with that company. At Safety, we have designed a system of agent commissions, profit sharing, bonuses and other strategies, such as our information technology capabilities, that we believe favorably distinguishes our company among agents. We aggressively market our company among the independent agents in attempting to get the best agents and the best business.

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

	Years Ended December 31,
Direct Written Premiums
	2003		2002		2001
Private passenger automobile	$463,199	81.0%	$421,116	81.5%	$392,334	83.1%
Commercial automobile	58,042	10.2	50,858	9.9	42,591	9.0
Homeowners	42,460	7.4	38,027	7.4	31,863	6.8
Business owners policies	4,301	0.8	3,282	0.6	2,251	0.5
Personal umbrella	1,579	0.3	1,528	0.3	1,469	0.3
Dwelling fire	1,729	0.3	1,580	0.3	1,263	0.3
Commercial umbrella	235	—	165	—	95	—

Total	$571,545	100.0%	$516,556	100.0%	$471,866	100.0%

        Our product lines are as follows:

        Private Passenger Automobile (81.0% of 2003 direct written premiums).    Private passenger automobile insurance is our primary product, and we support all Massachusetts policy forms and limits of coverage. Private passenger automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils. We have priced our private passenger coverage competitively by offering group discounts since 1995 and Safe Driver Insurance Plan rate deviations from 1996 to 2001. In 2002, 2003 and 2004, we did not file for any Safe Driver Insurance Plan deviation. We currently offer approximately 180 affinity group discount programs ranging from 3% to 5% discounts.

        Commercial Automobile (10.2% of 2003 direct written premiums).    Our commercial automobile program supports all Massachusetts policy forms and limits of coverage including endorsements that broaden coverage over and above that offered on the standard Massachusetts policy forms. Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business. We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers, and insure individual vehicles as well as commercial fleets. Commercial automobile policies are written at a standard rate with qualifying risks eligible for preferred lower rates. We received approval for a rate increase of 6.3% effective December 1, 2003.

        Homeowners (7.4% of 2003 direct written premiums).    We offer a broad selection of coverage forms for qualified policyholders. Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy. We write policies on homes, condominiums, and apartments. We offer loss-free credits of up to 16% for eight years of loss free experience, along with a discount of 10% when a home is written together with an automobile. All forms of homeowners coverage are written at a standard rate with qualifying risks eligible for preferred lower rates. We received approval for a rate increase of 9.0% effective March 1, 2004.

        Business Owners Policies (Less than 1.0% of 2003 direct written premiums).    We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses. Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss. Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers. We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

        Commercial Package Policies (Included in our Business Owners Policies direct written premiums).    For larger commercial accounts, or those clients that require more specialized or tailored coverages, we offer a commercial package policy program that covers a more extensive range of business enterprises. Commercial package policies provide any combination of property, general liability, crime and inland marine insurance. Property automatically includes equipment breakdown coverage, and a wide range of additional coverage is available to qualified customers. We write commercial package policies at standard rates with qualifying risks eligible for preferred lower rates.

        Personal Umbrella (Less than 1.0% of 2003 direct written premiums).    We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients. We offer a discount of 10% when an umbrella policy is written together with an automobile insurance policy. We write policies at standard rates with limits of $1.0 million to $5.0 million.

        Dwelling Fire (Less than 1.0% of 2003 direct written premiums).    We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences. We offer superior construction and protective device credits, with a discount of 5% when a dwelling fire policy is issued along with an automobile policy. We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

        Commercial Umbrella (Less than 1.0% of 2003 direct written premiums).    We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies. The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks. We write commercial umbrella policies at standard rates with limits ranging from $1.0 million to $5.0 million.

        Inland Marine (Included in our Homeowners direct written premiums).    We offer inland marine coverage as an endorsement for all homeowners and business owner policies, and as part of our commercial package policy. Inland marine provides additional coverage for jewelry, fine arts and other items that a homeowners or business owner policy would limit or not cover. Scheduled items valued at more than $5,000 must meet our underwriting guidelines and be appraised.

        Watercraft (Included in our Homeowners direct written premiums).    We offer watercraft coverage for small and medium sized pleasure craft with maximum lengths of 32 feet, values less than $75,000, and maximum speeds of 39 knots. We write this coverage as an endorsement to our homeowner's policies.

        One of the emerging issues in the insurance industry is mold liability and property coverage under homeowners and similar property-related policies. Property damage as a result of mold is uncommon in Massachusetts, unlike in the southern sections of the United States, most notably Texas. Generally, insurance policies exclude mold coverage unless it is the result of a covered loss. However, as a result of the increased public perception that mold liability is a concern for insurers, we have filed and received approval for a number of mold endorsements from the Commissioner which limit our mold property exposure to $10,000 on each of our homeowners and dwelling fire policies and limit our liability exposure to $50,000 on these policies. On business owner and commercial package policies, the property coverage is limited to $15,000 per policy and liability coverage is eliminated. We have eliminated mold coverage on our personal umbrella and commercial umbrella polices. These endorsements cover all new and renewal policies in these lines effective on or after September 1, 2002.

        In addition, in the wake of the September 11, 2001 tragedies, the insurance industry is also impacted by terrorism, and we have filed and received approval for a number of terrorism endorsements from the Commissioner, which limit our liability and property exposure according to the Terrorism Risk Act of 2002. See "J. Reinsurance", discussed below.

D.    Distribution

        We distribute our products exclusively through independent agents, unlike some of our competitors, which use multiple distribution channels. We believe this gives us a competitive advantage with the agents. We have two types of independent agents, those with which we have voluntarily entered into an agreement, which we refer to as voluntary agents, and those that CAR has assigned to us as ERPs. Our voluntary agents have authority pursuant to our voluntary agency agreement to bind Safety Insurance for any coverage that is within the scope of their authority. We reserve the ability under Massachusetts law to cancel any coverage, other than private passenger automobile insurance, within the first 30 days after it is bound. In total, our 548 independent agents have 758 offices (some agencies have more than one office) and approximately 3,000 customer service representatives.

        Voluntary Agents.    In 2003, we obtained approximately 73.3% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents. As of December 31, 2003, we had agreements with 430 voluntary agents. Our voluntary agents are located in all regions of Massachusetts.

        We look for agents with profitable portfolios of business. To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 64.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) currently write policies for a minimum of two automobile carriers; (iv) make a commitment for us to underwrite at least 500 policies from the agency during the first twelve months after entering an agreement with us; and (v) offer multiple product lines. Every year, we review the performance of our agents during the prior year. If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us. We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards. Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by premiums. No individual agency generated more than 3% of our direct written premiums in 2003.

        Exclusive Representative Producers.    In 2003, our ERPs generated approximately 26.7% of our direct written premiums for automobile insurance. As of December 31, 2003, we had 84 private passenger automobile ERPs. CAR defines ERPs as licensed dwelling fire or casualty insurance agents or brokers who have a place of business in Massachusetts, but have no existing voluntary independent agency relationship with an automobile insurer conducting business in Massachusetts. An ERP's policy portfolio typically includes a significant percentage of what are considered to be under-priced automobile policies.

        Massachusetts law guarantees the provision of motor vehicle insurance coverage to all qualified applicants. To facilitate this system, any qualified licensed insurance producer that is unable to obtain a voluntary automobile relationship with an insurer becomes an ERP and is assigned to an insurer, which is then required to write that agent's policies. The number of mandated ERP policies assigned to a Massachusetts insurance carrier is intended to be proportionate to its voluntary market share. However, because no insurer can control the relative volumes of voluntary and ERP business with certainty, carriers are usually either relatively oversubscribed or undersubscribed with ERP policies. Periodically, CAR assigns or re-assigns an ERP to the most undersubscribed insurer.

        We continuously monitor our ERP subscription level to attempt to reduce our exposure to becoming oversubscribed with ERP business. By properly managing our ERP subscription levels, we reduce the probability that we will be forced to write excessive levels of ERP business, which is usually unprofitable. According to the March 2, 2004 CAR Private Passenger Subscription Report, as of December 31, 2003, our ERP policies totaled 118,407, or approximately 99.3% of our market share percentage of ERP policies, making us the fourth most undersubscribed carrier as of that date.

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

        Our principal marketing strategies are:

  •
  To offer a range of products, which we believe enables our agents to meet the insurance needs of their clients, and overcomes agents' resistance to placing their clients' automobile insurance and other coverages with different insurers;

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

        Commission Schedule and Profit Sharing Plan.    We have several programs designed to attract profitable new private passenger automobile business from agents by paying them more than the minimum commission the law requires (which is 11.0% of premiums for 2003, and 10.5% in 2004). We recognize our top performing agents by making them members of our President's Club or Executive Club. In 2003 and 2004, President's Club members receive a commission equal to 15.0% and 14.5% of premiums, respectively for each new policy with a driver in Safe Driver Insurance Plan step 9 or 10, while Executive Club members receive a commission equal to 13.0% and 12.5% of premiums, respectively for such policies. In 2003, President's Club members earned an additional bonus of 5% of premiums, and Executive Club members earned an additional bonus of up to 3% of premiums, on all new step 9 and 10 business, in each case if the average of the Safe Driver Insurance Plan steps of all new business based on automobile exposures they submit during the year was 11.5 or less. In 2003, 68.7% of our drivers were in Safe Driver Insurance Plan steps 9 or 10, as compared to 69.3% for the Massachusetts private passenger automobile industry as a whole, based on the number of drivers per month in each step according to the Automobile Insurers Bureau.

        Further, we have a competitive profit sharing program under which we pay agents up to 50% of the underwriting profits on their business.

        Service and Support.    We believe that the level and quality of service and support we provide helps differentiate us from other insurers. We have made a significant investment in information technology designed to facilitate our agents' business. This investment includes providing each of our agents with high-speed access to the Internet through a network, which we own. In addition, our Agents Virtual Community website helps agents manage their work efficiently. We provide a substantial amount of information online that agents need to serve their customers, such as information about the status of new policies, bill payments and claims. Providing this type of content reduces the number of customer calls we receive and empowers the agent's customer service representatives by enabling them to respond to customers' inquiries while the customer is on the telephone. Finally, we believe that the knowledge and experience of our employees enhance the quality of support we provide.

F.     Underwriting

        Our underwriting department is responsible for a number of key decisions affecting the profitability of our business, including:

  •
  Pricing of discounts offered on our private passenger automobile product;

  •
  Pricing of our commercial automobile, homeowners, dwelling fire, personal umbrella, business owners policies, commercial umbrella and commercial package products;

  •
  Determining which policies to cede to CAR's reinsurance pool and which to retain; and

  •
  Evaluating whether to accept transfers of a portion of an existing or potential new agent's portfolio from another insurer.

        We are organized into a personal lines underwriting unit, which includes private passenger automobile, homeowners, dwelling fire, personal umbrella and inland marine coverages, as well as a separate unit for commercial lines, including commercial auto, business owners policies, commercial umbrella and commercial package policies.

        Pricing.    Our pricing strategy for private passenger automobile insurance primarily depends on the maximum permitted premium rates and minimum permitted commission levels mandated by the Commissioner. For several years prior to 2003, we offered discounts off the state-mandated rates to drivers in the lower Safe Driver Insurance Plan steps, as did a number of other insurers. However, starting in 1998, we began to reduce the discounts we offered, in light of the reductions or minimal increases in average rates the Commissioner has mandated in each year since 1998. We currently do not offer any Safe Driver Insurance Plan step-based discounts. As a result primarily of reducing discounts and of our insureds purchasing new cars (for which we are permitted to charge higher premiums), our average premium received per policy, did not change in 2001, increased 5.2% in 2002 and increased 6.9% in 2003.

        In addition to Safe Driver Insurance Plan discounts, we also offer group discounts to members of 180 affinity groups, including the Boston College Alumni Association, the Massachusetts Bar Association and the Massachusetts Medical Society. In general, we target affinity groups with a mature and stable membership base along with favorable driving records, offering between a 3% and 5% discount (with 4% being the average discount offered). Approximately 11.0% of the private passenger policies we issue receive an affinity group discount.

        CAR and the Commissioner set the premium rates for commercial automobile policies reinsured through CAR. Subject to Commissioner review, we set rates for commercial automobile policies that are not reinsured through CAR, and for all other insurance lines we offer, including homeowners, dwelling fire, personal umbrella, commercial umbrella, commercial package policies and business owner policies. We base our rates on industry loss cost data, our own loss experience, catastrophe modeling and prices charged by our competitors in the Massachusetts market. We received approval for a rate increase of 6.3% for our commercial automobile line effective December 1, 2003, and also received approval for a rate increase of 9.0% for our homeowners line effective March 1, 2004.

        Cede/Retain Decisions.    Under CAR's rules, we must decide, within 23 days after the effective date of a new policy or before renewing an existing policy, whether to cede it to CAR's reinsurance pool. Each Massachusetts automobile insurer must bear a portion of the losses of the reinsurance pool. Under CAR's rules, we are able to reduce our total allocated share of the losses of the reinsurance pool by ceding less business to the pool than our proportionate share. As a result, in determining whether to cede an underpriced policy to CAR's private passenger automobile reinsurance pool, we attempt to evaluate whether we are likely to incur greater total losses by ceding it to the pool or by retaining it. According to the March 1, 2004 CAR Cession Volume Analysis—Private Passenger Report, as of December 31, 2003, we have ceded 7.4% of our private passenger automobile business to the pool in 2003, compared to an average of 6.9% for the industry. Our goal is to cede only those policies that incur less total losses resulting from a cession to CAR, than the total losses incurred by retaining the policy.

        CAR also runs a reinsurance pool for commercial automobile policies. We analyze whether to cede or retain our business in that line in a similar fashion. According to the March 1, 2004 CAR Cession Volume Analysis-All Other Than Private Passenger Report, as of December 31, 2003, we have ceded 16.5% of our commercial automobile business to the pool in 2003, compared to an average of 28.0% for the industry.

        Bulk Policy Transfers and New Voluntary Agents.    From time to time, we receive proposals from existing voluntary agents to transfer a portfolio of the agent's business from another insurer to us. Our underwriters model the profitability of these portfolios before we accept these transfers. Among other things, we usually require that the portfolio have a pure loss ratio of 64% or less on the portion of the agent's portfolio that we would underwrite. In addition, we require any new voluntary agent to commit to transfer a portfolio to us consisting of at least 500 policies.

        Policy Processing and Rate Pursuit.    Our underwriting department assists in processing policy applications, endorsements, renewals and cancellations. In the past three years, we have introduced new proprietary software that enables agents to connect to our network and enter policy and endorsement applications for private passenger automobile insurance from their office computers. In our private passenger automobile insurance line, our agents now submit approximately 98% of all applications for new policies or endorsements for existing policies through our proprietary information portal, the Agents Virtual Community.

        Our rate pursuit team aggressively monitors all insurance transactions to make sure we receive the correct premium for the risk insured. We accomplish this by verifying Massachusetts pricing criteria, such as proper classification of drivers, the make, model and age of insured vehicles and the availability of discounts. We verify that operators are properly listed and classified, assignment of operators to vehicles, vehicle garaging, vehicle preinspection requirements and in some cases the validity of discounts. In our homeowners and dwelling fire lines, our team has completed a project to update the replacement costs for each dwelling. We use third-party software to assist in this appraisal effort.

G.    Technology

        The focus of our information technology effort is:

  •
  constant reengineering of internal processes to allow more efficient operations, resulting in lower operating costs;

  •
  making it easier for independent agents to transact business with us; and

  •
  enabling agents to efficiently provide their clients with a high level of service.

        We believe that our technology initiatives have increased revenue and decreased cost. For example, these initiatives have allowed us to reduce the number of call-center transactions which we perform, and to transfer many manual processing functions from our internal operations to our independent agents. We also believe that these initiatives have contributed to our overall increases in productivity. In 1990, we had 399 employees and $154,997 in direct written premiums. As of December 31, 2003, we had 517 employees and $571,545 in direct written premiums, which represents an increase from $388 direct written premiums per employee in 1990 to $1,106 direct written premiums per employee in 2003.

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

          Billing.    Proprietary billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders. We believe the sophistication of our direct bill system helps us to limit our bad debt expense. In both 2002 and 2003, our bad debt expense as a percentage of direct written premiums was 0.1%.

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

        Other Tools and Services.    Agents Virtual Community gives agents access to electronic versions of underwriting manuals, which include updated guidelines for acceptable risks, commission levels and product pricing. Further, we have our agents using third-party software (the XNET Cost Estimator from Marshall Swift/Boeck) that we make available through Agents Virtual Community to help assess home replacement costs. This initiative helps ensure that we receive the correct premium with respect to homeowners policies and provide the correct level of coverage against home loss. Finally, we provide agents a daily report of all their insurance transactions processed through Agents Virtual Community. This report allows our agents to monitor their performance and review profitability goals.

H.    Claims

        Because of the unique differences between the management of casualty claims and property claims, we use separate departments for each of these types of claims.

  Casualty Claims

        We have a proven record of settling casualty claims below the industry average in Massachusetts. According to the Automobile Insurers Bureau, our average casualty claim settlement during the period from January 1994 through December 31, 2002 was $5,252, approximately 6.7% lower than the Massachusetts industry average of $5,631.

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

        We believe an important component of handling claims efficiently is prompt investigation and settlement. We find that faster claims settlements often result in less expensive claims settlements. Our E-Claim reporting system is an online product that reduces the time it takes for agents to notify our adjusters about claims, thereby enabling us to contact third-party claimants and other witnesses quickly. After business hours and on Saturdays, we outsource claims adjustment support to an independent firm whose employees contact third-party claimants and other witnesses. We believe that early notification results in our adjusters conducting prompt investigations of claims and compiling more accurate information about those claims. Our claims workload management software also assists our adjusters in handling claims quickly.

        We believe the structure of our casualty claims unit allows us to respond quickly to claimants anywhere in the Commonwealth. Comprising 115 people, the department is organized geographically by territories, each with a territorial claims unit located at our headquarters in Boston and a claims adjuster in the field. Our casualty claims department makes limited use of independent adjusters.

        Additionally, we utilize a special unit to investigate fraud in connection with casualty claims. This special unit has one manager and seven employees. In cases where adjusters suspect fraud in connection with a claim, we deploy this special unit to conduct investigations. We deny payment to claimants in cases in which we have succeeded in accumulating sufficient evidence of fraud.

  Property Claims

        Our property claims unit handles property claims arising in our private passenger and commercial automobile, homeowners and other insurance lines. Process automation has streamlined our property claims function. Many of our property claims are now handled by the agents through Agents Virtual Community using our Power Desk software application. As agents receive calls from claimants, Power Desk permits the agent to immediately send information related to the claim directly to us and to an independent appraiser selected by the agent to value the claim. Once we receive this information, an automated system redirects the claim to the appropriate internal adjuster responsible for investigating the claim to determine liability. Upon determination of liability, the system automatically begins the process of seeking a subrogation recovery from another insurer, if liable. Our agents also have the authority to order automobile glass or body repair or reserve a rental car for our insureds without getting pre-approval from us. We believe this process results in a shorter time period from when the claimant first contacts the agent to when the claimant receives a claim payment, while enabling our agents to build credibility with their clients by responding to claims in a timely and efficient manner. We benefit from decreased labor expenses from the need for fewer employees to handle the reduced property claims call volume.

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

I.     Reserves

        Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the expenses associated with investigating and paying the losses, or loss adjustment expenses. Every quarter, we review our reserves internally. Regulations promulgated by the Commissioner require us to annually obtain a certification from either a qualified actuary or an approved loss reserve specialist that our loss and loss adjustment expenses reserves are reasonable.

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

        When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2003 is adequate to cover the ultimate net cost of losses and claims incurred as of that date.

        Management calculates its loss and LAE reserves estimates, independently from the Company's actuaries. The actuarial estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $278,765 to a high of $335,472 for 2003. The Company's loss and LAE reserves, based on management's best estimate, was established at $310,012 for the year ended December 31, 2003. The ultimate liability may be greater or less than reserves carried at the balance sheet date. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. We do not discount any of our reserves.

        Under purchase accounting in connection with the Company's acquisition of all of the issued and outstanding stock of Thomas Black Corporation ("TBC") on October 16, 2001 ("the Acquisition"), the Company was required to adjust to fair value the loss and loss adjustment reserves and the related reinsurance recoverables of TBC. The fair value of our reserves for losses and loss adjustment expenses and related reinsurance recoverables was estimated as of the date of the Acquisition based on the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables, and included a profit and risk margin. In determining the fair value estimate, management adjusted our historical accounting principles generally accepted in the United States of America ("GAAP") undiscounted net loss reserves to present value assuming a 4.0% discount rate, which approximated the U.S. Treasury rate on the date of the Acquisition. The discounting pattern was actuarially developed from our historical loss data. A profit and risk margin of 6.0% was applied to the discounted loss reserves, to reflect management's estimate of the cost we would incur to reinsure the full amount of our net loss and loss adjustment expense reserves with a third party reinsurer. This margin was based upon management's assessment of the uncertainty inherent in the net loss reserves and their knowledge of the reinsurance marketplace. Management determined that there was no material difference between the historical carrying basis of the reserves for losses and loss adjustment expenses and related reinsurance recoverables at the date of Acquisition and their fair value. Accordingly, loss and loss adjustment expense reserves and related reinsurance recoverables on unpaid losses as of October 16, 2001 were recorded at estimated fair value as at October 16, 2001, which approximated carrying value at that date.

        The following table presents development information on changes in the reserves for losses and loss adjustment expenses ("LAE") of our Insurance Subsidiaries for the three years ended December 31, 2003.

	Successor			Predecessor
	Year Ended December 31, 2003	Year Ended December 31, 2002	October 16- December 31, 2001	January 1- October 15, 2001
Reserves for losses and LAE, beginning of year/period	$333,297	$302,556	$307,655	$302,131
Less reinsurance recoverable on unpaid losses and LAE	(66,661)	(75,179)	(83,501)	(90,297)

Net reserves for losses and LAE, beginning of year/period	266,636	227,377	224,154	211,834

Incurred losses and LAE, related to:
Current year	420,788	377,440	76,262	282,983
Prior years	181	(2,262)	(703)	(6,600)

Total incurred losses and LAE	420,969	375,178	75,559	276,383

Paid losses and LAE related to:
Current year	240,501	217,778	58,168	164,215
Prior years	137,092	118,141	14,168	99,848

Total paid losses and LAE	377,593	335,919	72,336	264,063

Net reserves for losses and LAE, end of year/period	310,012	266,636	227,377	224,154
Plus reinsurance recoverables on unpaid losses and LAE	73,539	66,661	75,179	83,501

Reserves for losses and LAE, end of year/period	$383,551	$333,297	$302,556	$307,655

        The increase or decrease in prior year incurred losses and LAE represents deficiences or redundancies for reserves established in prior years. The $181 of adverse development recorded during 2003 indicates that management's estimation of year-end 2002 and prior loss and LAE reserves was within 0.01% of the reserves established at December 31, 2002.

        The following table represents the development of reserves, net of reinsurance, for calendar years 1993 through 2003. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2003.

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

	As of and for the Year Ended December 31,
	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993
Reserves for losses and LAE originally estimated	$310,012	$266,636	$227,377	$211,834	$206,613	$195,990	$195,145	$189,420	$175,125	$149,197	$123,720
Cumulative amounts paid as of:
One year later		137,092	118,141	114,016	107,937	92,791	75,233	68,246	56,912	45,098	38,238
Two years later			168,347	163,768	133,414	113,323	105,046	96,219	82,299	66,041	55,639
Three years later				185,398	154,395	135,024	125,574	111,706	93,866	78,052	65,354
Four years later					163,904	144,985	136,730	121,100	99,854	82,918	70,713
Five years later						149,549	141,843	126,924	103,384	84,597	73,212
Six years later							143,459	128,804	105,284	85,201	73,678
Seven years later								129,358	105,759	85,678	73,917
Eight years later									105,823	85,951	73,928
Nine years later										85,971	73,984
Ten years later											73,976

	As of and for the Year Ended December 31,
	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993
Reserves re-estimated as of:
One year later		$266,817	$225,115	$204,531	$179,650	$169,940	$171,803	$161,083	$140,728	$128,012	$103,866
Two years later			227,771	206,340	176,008	156,590	153,846	144,727	125,496	108,979	96,002
Three years later				208,592	175,868	154,867	147,455	134,721	114,597	99,167	85,774
Four years later					176,029	154,530	146,059	131,694	108,705	91,086	80,193
Five years later						154,576	145,670	131,051	106,763	87,335	76,885
Six years later							145,612	130,903	106,578	86,352	74,571
Seven years later								130,735	106,545	86,429	74,072
Eight years later									106,396	86,416	74,158
Nine years later										86,378	74,123
Ten years later											74,121
Cumulative deficiency/(redundancy) 2003		181	394	(3,242)	(30,584)	(41,414)	(49,533)	(58,685)	(68,729)	(62,819)	(49,599)
	As of and for the Year Ended December 31,
	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993
Gross liability—end of year	$383,551	$333,297	$302,556	$302,131	$315,226	$311,846	$319,453	$326,802	$303,330	$276,835	$243,402
Reinsurance recoverables	73,539	66,661	75,179	90,297	108,613	115,856	124,308	137,382	128,205	127,638	119,682
Net liability—end of year	310,012	266,636	227,377	211,834	206,613	195,990	195,145	189,420	175,125	149,197	123,720
Gross estimated liability—latest		333,527	283,939	277,345	245,119	226,820	221,520	211,104	181,427	158,215	142,924
Reinsurance recoverables—latest		66,710	56,168	68,753	69,090	72,244	75,908	80,369	75,031	71,837	68,803
Net estimated liability—latest		266,817	227,771	208,592	176,029	154,576	145,612	130,735	106,396	86,378	74,121

        As the table shows, our net reserves grew at a faster rate than our gross reserves over the ten-year period. As we have grown, we have been able to retain a greater percentage of our direct business. Additionally, we used to conduct substantial business as a servicing carrier for other insurers, in which we would service the residual market automobile insurance business assigned to other carriers for a fee. All business generated through this program was ceded to the other carriers. As we reduced the amount of our servicing carrier business, our proportion of reinsurance ceded diminished.

        The table also shows that we have substantially benefited in prior years from releasing redundant reserves. Massachusetts private passenger automobile insurance pricing was very favorable in the early to mid-1990s and the reserves we established for business written during that period developed favorably, allowing us to release substantial reserves in following years. As maximum permitted rates declined in the latter part of the 1990s through 2003, and the redundancies resulting from favorable development of earlier years were released, our redundancies in subsequent years began to diminish. In the year ended December 31, 2001 we released $7,303 in reserves relating to prior years, compared to $2,262 in 2002. For the year ended December 31, 2003, we strengthened loss reserves related to prior years by $181.

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

        We are very selective in choosing our reinsurers, seeking only those companies that we consider to be financially stable and adequately capitalized. In an effort to minimize exposure to the insolvency of a reinsurer, we continuously evaluate and review the financial condition of our reinsurers. All of our reinsurers have an A.M. Best rating of "A" or better, except for Lloyd's of London, which is rated "A-." Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A+" (Superior).

        We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that protects us in the event of a "100-year storm" (that is, a storm of a severity expected to occur once in a 100 year period). We use various software products to measure our exposure to catastrophe losses to model the probable maximum loss to us for catastrophe losses such as hurricanes. In 2003, we had excess catastrophe reinsurance contracts with our reinsurers having a co-participation of 95.0% for catastrophe property losses in excess of $5,000 up to a maximum of $100,000.

        Beginning in 2004 we have changed our reinsurance coverage to protect us in the event of a "180-year storm" (that is, a storm of a severity expected to occur once in a 180-year period). We have purchased five layers of excess catastrophe reinsurance contracts providing coverage for property losses in excess of $5,000 up to a maximum of $160,000. Our reinsurers co-participation is 70.0% of $5,000 for the 1st layer, 80.0% of $5,000 for the 2nd layer, 90.0% of $15,000 for the 3rd layer, 90.0% of $30,000 for the 4th layer and 95% of $100,000 for the 5th layer.

        We also have a casualty excess of loss reinsurance contract for large casualty losses occurring in our automobile, homeowners, dwelling fire, business owners policies, commercial package policies, personal umbrella and commercial umbrella lines of business in excess of $1,000 up to a maximum of $5,000, with an annual aggregate deductible of $500. In addition, we have a quota share reinsurance agreement under which we cede 90.0% of the premiums and losses under our personal and commercial umbrella policies. We also have a reinsurance agreement with Hartford Steam Boiler Inspection and Insurance Company, which is a quota share agreement under which we cede 100% of the premiums and losses for the equipment breakdown coverage under our business owner policies and commercial package policies. We have property excess of loss reinsurance coverage for large property losses, with coverage in excess of $1,000 up to a maximum of $10,000, for our homeowners, business owner, and commercial package policies.

        In the wake of the September 11, 2001 tragedies, reinsurers have begun to exclude coverage for claims in connection with any act of terrorism. Our reinsurance programs for 2003 and 2004 excludes coverage for acts of terrorism, except for fire or collapse losses as a result of terrorism, under homeowners, dwelling fire, private passenger automobile and commercial automobile policies. For business owner policies and commercial package policies, terrorism is excluded if the total insured value is greater than $20,000.

        The Terrorism Risk Insurance Act of 2002 (TRIA) was signed into law on November 26, 2002. The intent of this legislation is to provide federal assistance to the insurance industry for the needs of commercial insurance policyholders with the potential exposure for losses due to acts of terrorism. The TRIA provides reinsurance for certified acts of terrorism. Effective February 24, 2003 we issued policy endorsements for all commercial policyholders to comply with TRIA after obtaining Commissioner approval.

        As of December 31, 2003, we had no material amounts recoverable from any reinsurer, excluding the residual markets described below.

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

K.    Competition

        The property and casualty insurance business is highly competitive and many of our competitors have substantially greater financial and other resources than us. We compete with both large national writers and smaller regional companies. Our competitors include companies, which, like us, serve the independent agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer rather than to an independent agency and, potentially, lower cost structures. A material reduction in the amount of business independent agents sell would adversely affect us. In the past, competition in the Massachusetts private passenger automobile market has included offering significant discounts from the maximum permitted rates, and there can be no assurance that these conditions will not recur. Further, we and others compete on the basis of the commissions and other cash and non-cash incentives provided to agents. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel. There can be no assurance that we will be able to compete effectively against these companies in the future.

        In Massachusetts, as of December 31, 2003, 19 insurers actively wrote private passenger automobile insurance, according to CAR. Of these 19 insurers, 4 are national companies which use independent agents to sell their products, 7 are regional or Massachusetts-only companies which use independent agents to sell their products (including us) and 8 are national, regional or Massachusetts-only companies which sell their products directly to policyholders. Our principal competitors within the Massachusetts private passenger automobile insurance industry are both regional companies, Commerce Group, Inc. and Arbella Insurance Group which held 27.7% and 9.7% market shares based on automobile exposures, respectively, in 2003 according to CAR.

L.    Employees

        At March 10, 2004, we employed 522 employees. Our employees are not covered by any collective bargaining agreement. Management considers our relationship with our employees to be good.

M.   Investments

        Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings. Our investment objective is to focus on maximizing total returns while investing conservatively. We maintain a high quality investment portfolio consistent with our established investment policy. As of December 31, 2003, there were no securities below investment grade (i.e., rated Category 3 or lower by the Securities Valuation Office of the National Association of Insurance Commissioners) in our fixed income securities portfolio. According to our investment guidelines, no more than 1% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities), and no more than 0.5% of our portfolio may be invested in securities rated "BBB," or the lowest investment grade assigned by Moody's. We continually monitor the mix of taxable and tax-exempt securities, in an attempt to maximize our total after-tax return. Since 1986, our investment manager has been Deutsche Asset Management, formerly known as Scudder Investments.

        The following table reflects the composition of our investment portfolio at December 31, 2003, 2002 and 2001:

	At December 31,
	2003		2002		2001
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$142,755	21.2%	$195,091	32.3%	$176,370	34.1%
Obligations of states and political subdivisions	310,283	46.0	197,549	32.7	127,797	24.7
Asset-backed securities	82,731	12.3	87,241	14.5	78,723	15.2
Corporate and other securities	137,867	20.5	124,005	20.5	134,118	26.0

Totals	$673,636	100.0%	$603,886	100.0%	$517,008	100.0%

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $121,833 at fair value and $120,928 at amortized cost as of December 31, 2003. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

        While we have held common equity securities in our investment portfolio in the past, as of December 31, 2003, we held no such securities in our investment portfolio. We made the decision to divest common equity securities in order to maximize the current investment income earned by our portfolio and to reduce our overall investment risk. We continuously evaluate market conditions and we expect in the future to purchase common equity securities.

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

        The following table reflects our investment results for each year in the three-year period ended December 31, 2003:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Average invested securities and cash (at amortized cost)	$638,931	$559,923	$516,787
Net investment income(1)	26,086	26,142	27,605
Net effective yield(2)	4.1%	4.7%	5.3%

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

        The following table indicates the composition of our fixed income security portfolio (at carrying value) by rating(1), as of December 31, 2003:

	December 31, 2003
	Amount	Percent
U.S. Government and Government Agency Fixed Income Securities	$137,507	20.4%
Aaa/Aa	414,072	61.5
A	86,125	12.8
Baa	35,932	5.3

Total	$673,636	100.0%

(1)
Rating as assigned by Moody's Investors Services, Inc. ("Moody's"). For a few securities not rated by Moody's, we obtained the equivalent S&P rating. Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

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

        The Securities Valuation Office of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The Securities Valuation Office assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. Securities Valuation Office ratings are reviewed at least annually. At December 31, 2003, approximately 14.3% of our fixed maturity investments were rated Category 1, and 85.7% of our fixed maturity investments were rated Category 2, the two highest ratings assigned by the Securities Valuation Office. At December 31, 2003, we had no fixed maturity investments rated Category 3 or lower by the Securities Valuation Office.

        The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2003:

	December 31, 2003
	Amount	Percent
Due in one year or less	$7,573	1.1%
Due after one year through five years	176,475	26.2
Due after five years through ten years	204,156	30.3
Due after ten years through twenty years	63,108	9.4
Due after twenty years	17,760	2.6
Mortgage- and Asset-backed securities(1)	204,564	30.4

Total	$673,636	100.0%

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

N.    Ratings

        A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on November 25, 2003. Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Very Vulnerable)." Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

        In reaffirming Safety Insurance's rating, A.M. Best recognized the occurrence of the Acquisition, our November 27, 2002 initial public offering ("IPO") and noted certain of our positive attributes, including our conservative reserving philosophy, our strict underwriting discipline, our favorable market position in Massachusetts, our efforts at product diversification, our long-term commitment to the independent agency force, our proven track record of dealing successfully with the changes in the Massachusetts automobile insurance market and our substantial reinsurance protection. A.M. Best cited certain factors that partially offset these attributes, including our geographic concentration in Massachusetts and our focus in the private passenger automobile market. We are subject to the competitive and highly regulated Massachusetts private passenger automobile market, which is characterized by mandated rates set by the Commissioner.

O.    Supervision and Regulation

        Introduction.    Our principal operations are conducted through the Insurance Subsidiaries which are subject to comprehensive regulation by the Division of Insurance, of which the Commissioner is the senior official. The Commissioner is appointed by the Governor. We are subject to the authority of the Commissioner in many areas of our business under Massachusetts law, including:

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

        In addition, the Commissioner periodically conducts a financial examination of all licensees domiciled in Massachusetts. We were most recently examined for the five-year period ending December 31, 1998. The Division had no material findings as a result of this examination.

        Insurance Holding Company Regulation.    Our principal operating subsidiaries are insurance companies, and therefore we are subject to certain laws in Massachusetts regulating insurance holding company systems. These laws require that we file a registration statement with the Commissioner that discloses the identity, financial condition, capital structure and ownership of each entity within our corporate structure and any transactions among the members of our holding company system. In some instances, we must provide prior notice to the Commissioner for material transactions between our insurance company subsidiaries and other affiliates in our holding company system. These holding company statutes also require, among other things, prior approval of the payment of extraordinary dividends or distributions and any acquisition of a domestic insurer.

        Insurance Regulation Concerning Dividends.    We rely on dividends from our insurance company subsidiaries for our cash requirements. The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the stockholders of an insurance company. Our insurance company subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time. As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2003, the statutory surplus of Safety Insurance was $258,551 and its net income for 2003 was $27,007. A maximum of $27,007 will be available by the end of 2004 for such dividends without prior approval of the Division.

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

        Protection Against Insurer Insolvency.    Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund. The Massachusetts Insurers Insolvency Fund must pay any claim up to $300 of a policyholder of an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within sixty days after the declaration of insolvency. Members of the Massachusetts Insurers Insolvency Fund are assessed the amount the Massachusetts Insurers Insolvency Fund deems necessary to pay its obligations and expenses in connection with handling covered claims. Subject to certain exceptions, assessments are made in the proportion that each member's net written premiums for the prior calendar year for all property and casualty lines bore to the corresponding net written premiums for Massachusetts Insurers Insolvency Fund members for the same period. As a matter of Massachusetts law, insurance rates and premiums include amounts to recoup any amounts paid by insurers for the costs of the Massachusetts Insurers Insolvency Fund. With respect to private passenger automobile insurance rates and premiums, the Commissioner has historically made an adjustment in his or her annual rate decision reflecting any Massachusetts Insurers Insolvency Fund-related costs reported by the industry in its rate filing. By statute, no insurer in Massachusetts may be assessed in any year an amount greater than two percent of that insurer's direct written premium for the calendar year prior to the assessment. We account for allocations from the Massachusetts Insurers Insolvency Fund as underwriting expenses. Underwriting expenses in 2003, 2002 and 2001 included $3,423, $2,103 and $1,398 of charges representing our allocation from the Massachusetts Insurers Insolvency Fund for the insolvencies of other insurers. CAR also assesses its members as a result of insurer insolvencies. Because CAR is not able to recover an insolvent company's share of the net CAR losses from the Massachusetts Insurers Insolvency Fund, CAR must increase each of its member's share of the deficit in order to compensate for the insolvent carrier's inability to pay its deficit assessment. It is anticipated that there will be additional assessments from time to time relating to various insolvencies.

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

        A ratio result falling outside the usual range of Insurance Regulatory Information System ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. For 2003 and 2002, all our ratios for both our insurance companies were within the normal range. However, for 2001, our subsidiaries had one ratio falling outside the normal range. The test that measures estimated current reserve deficiency to surplus generated a value for 2001 of 30.3% for Safety Insurance and 27.6% for Safety Indemnity Insurance Company, each exceeding the normal value of 25%. The value is partially a result of our adoption of statutory accounting principles promulgated by the National Association of Insurance Commissioners in 2001. In particular, our treatment for assumed obligations for underwriting pool business from CAR and the Massachusetts Property Insurance Underwriting Association plan changed from "netting" (recording the combined obligation from premiums, expenses and losses) to "gross" (recording separate amounts for premiums, expenses and losses, which resulted in reporting a net loss). The level of premiums earned for 2001 is thereby increased relative to the levels reported during 1999 and 2000, influencing the results of this ratio. This same test resulted in a ratio of 8.0% for Safety Insurance and 7.0% for Safety Indemnity Insurance Company for 2003, and 5.0% for both our Insurance Subsidiaries for 2002, all within the normal range.

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

        The risk based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk based capital falls. The first level, the company action level, as defined by the National Association of Insurance Commissioners, requires an insurer to submit a plan of corrective actions to the Commissioner if total adjusted capital falls below 200% of the risk based capital amount. The regulatory action level, as defined by the National Association of Insurance Commissioners requires an insurer to submit a plan containing corrective actions and requires the Commissioner to perform an examination or other analysis and issue a corrective order if total adjusted capital falls below 150% of the risk based capital amount. The authorized control level, as defined by the National Association of Insurance Commissioners, authorizes the Commissioner to take whatever regulatory actions he or she considers necessary to protect the best interest of the policyholders and creditors of the insurer which may include the actions necessary to cause the insurer to be placed under regulatory control, i.e., rehabilitation or liquidation, if total adjusted capital falls below 100% of the risk based capital amount. The fourth action level is the mandatory control level, as defined by the National Association of Insurance Commissioners, which requires the Commissioner to place the insurer under regulatory control if total adjusted capital falls below 70% of the risk based capital amount.

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2003, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk based capital action level.

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

that our ability and that of our competitors to deviate from the rate set by the Commissioner is restricted, and that some of our insurance producers are assigned to us as a matter of law. See "B. The Massachusetts Property and Casualty Insurance Market", as discussed above.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of 2003.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

        The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

Name	Age	Position	Years Employed by Safety
David F. Brussard	52	President, Chief Executive Officer and Director	28
William J. Begley, Jr.	49	Vice President, Chief Financial Officer and Secretary	18
Daniel F. Crimmins	65	Vice President—Marketing	19
Robert J. Kerton	57	Vice President—Casualty Claims	17
David E. Krupa	43	Vice President—Property Claims	21
Daniel D. Loranger	64	Vice President—Management Information Systems and Chief Information Officer	23
Edward N. Patrick, Jr.	55	Vice President—Underwriting	30
Bruce R. Berkowitz	45	Director	—
A. Richard Caputo, Jr.	37	Director	—
Peter J. Manning	65	Director	—
David K. McKown	66	Director	—

        David F. Brussard was appointed President and Chief Executive Officer ("CEO") in June 2001 and has served as a director of the Company since October 2001. Since January 1999, Mr. Brussard has been the CEO and President of the Insurance Subsidiaries. Previously, Mr. Brussard served as Executive Vice President of the Insurance Subsidiaries from 1985 to 1999 and as Chief Financial Officer and Treasurer of the Insurance Subsidiaries from 1979 to 1999. Mr. Brussard has been employed by one or more of our subsidiaries for over 28 years. Mr. Brussard is also a member of the governing committee, budget committee, executive committee and nominating committee of the Automobile Insurers Bureau and is a member of the governing, actuarial and defaulted broker committees of Commonwealth Automobile Reinsurers. Mr. Brussard is also on the Board of Trustees of the Insurance Library Association of Boston.

        William J. Begley, Jr. was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 4, 2002. Since January 1999, Mr. Begley has been the Chief Financial Officer and Treasurer of the Insurance Subsidiaries. Previously, Mr. Begley served as Assistant Controller of the Insurance Subsidiaries from 1985 to 1987, as Controller from 1987 to 1990 and as Assistant Vice President/Controller from 1990 to 1999. Mr. Begley has been employed by the Insurance Subsidiaries for over 18 years. Mr. Begley also serves on the audit committee of CAR.

        Daniel F. Crimmins was appointed Vice President of Marketing of the Company on March 4, 2002. Mr. Crimmins has served as Vice President of Marketing of the Insurance Subsidiaries since 1985 and has been employed by the Insurance Subsidiaries for over 19 years. Mr. Crimmins has over 41 years of experience in the insurance industry. Mr. Crimmins is a member of the market review committee of CAR and the Insurance Managers Association.

        Robert J. Kerton was appointed Vice President of Casualty Claims of the Company on March 4, 2002. Mr. Kerton has served as Vice President of Casualty Claims of the Insurance Subsidiaries since 1986 and has been employed by the Insurance Subsidiaries for over 17 years. Mr. Kerton previously served 18 years with Allstate Insurance Company in various Massachusetts claim management assignments. Mr. Kerton serves as Chairman of the Automobile Insurers Bureau claims committee, vice chairman of the CAR claims committee and on the governing board of the Massachusetts Insurance Fraud Bureau.

        David E. Krupa was appointed Vice President of Property Claims of the Company on March 4, 2002. Mr. Krupa has served as Vice President of Property Claims of the Insurance Subsidiaries since July 1990 and has been employed by the Insurance Subsidiaries for over 21 years. Mr. Krupa was first employed by the Company in 1982 and held a series of management positions in the Claims Department before being appointed Vice President in 1990. In addition, Mr. Krupa has been a member of several claims committees both at the Automobile Insurers Bureau and CAR.

        Daniel D. Loranger was appointed Vice President of Management Information Systems of the Company on March 4, 2002. Mr. Loranger has served as Vice President of Management Information Systems and Chief Information Officer of the Insurance Subsidiaries since 1980 and has been employed by the Insurance Subsidiaries for over 23 years. Mr. Loranger began his data processing career with Raytheon Manufacturing in 1960. BEYOND COMPUTING MAGAZINE awarded Mr. Loranger the first place 2000 Partnership Award for the strategic alliance of technology with the Company's business objectives and for development of internal software for the Company.

        Edward N. Patrick, Jr. was appointed Vice President of Underwriting of the Company on March 4, 2002. Mr. Patrick has served as Vice President of Underwriting of the Insurance Subsidiaries since 1979 and as Secretary since 1999. He has been employed by one or more of our subsidiaries for over 30 years. Mr. Patrick has served on several committees of CAR, including the market review, servicing carrier, statistical, automation and reinsurance operations committees. Mr. Patrick has also served on the CAR operations committee since 1984 and has served as its chairman since 1998.

        Bruce R. Berkowitz has served as a director of the Company since November 2002. In December 2001, Mr. Berkowitz became a Deputy Chairman and a director of Olympus Re Holdings, Ltd. Mr. Berkowitz has been a member of the board of trustees of First Union Real Estate Equity and Mortgage Investments since 2000, President and a director of Fairholme Funds, Inc. since 1999, and managing member of Fairholme Capital Management, L.L.C. since 1997. Mr. Berkowitz was a managing director of Salomon Smith Barney Inc. from 1993 to 1997.

        A. Richard Caputo, Jr. has served as a director of the Company since June 2001. Mr. Caputo has been a managing director of The Jordan Company L.P. and its predecessors, a private merchant banking firm, since 1990. Mr. Caputo is also a director of AmeriKing, Inc., GSFI, Inc., GSFI Holdings, Inc., Jackson Products, Inc., and various privately held companies. AmeriKing, Inc., is currently the subject of Chapter 11 proceedings, and prior to commencement of those proceedings Mr. Caputo was appointed a Vice President of that company.

        Peter J. Manning has served as a director of Safety since September 2003. Mr. Manning retired in 2003 as Vice Chairman of FleetBoston Financial, after thirty-one years with FleetBoston Financial Corporation (formerly BankBoston) where he also held the positions of Comptroller and Executive Vice President and Chief Financial Officer. Mr. Manning started his career with Coopers & Lybrand in 1962 prior to his 1972 employment with BankBoston. He currently is a director of Thermo Electron, Papa Gino's, and various non-profit companies and is Chairman of the Board of the Tournament Players Club of Boston.

        David K. McKown has served as director of the Company since November 2002. Mr. McKown has been a Senior Advisor to Eaton Vance Management since 2000, focusing on business origination in real estate and asset-based loans. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993, where he focused on acquisitions and high-yield bank debt financings. Mr. McKown worked for BankBoston for over 40 years and had previously been the head of BankBoston's real estate department, corporate finance department, and a managing director of BankBoston's private equity unit. Mr. McKown is currently a director of Equity Office Properties Trust, Newcastle Investment, and various privately held companies.

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        As of March 12, 2004, there were 49 holders of record of the Company's common stock, par value $0.01 per share, not including stock held in "Street Name".

        The Company's common stock (symbol: SAFT) is listed on the NASDAQ National Market. The following table shows the quarterly range of the daily high and low sales prices per share during the past five quarters in 2002 and 2003 that the Company has been public:

	High	Low
Quarter Ended:
December 31, 2002	$15.40	$12.00
March 31, 2003	$14.75	$12.88
June 30, 2003	$15.41	$12.94
September 30, 2003	$16.85	$14.20
December 31, 2003	$18.46	$15.10

        The closing price of the Company's common stock on March 12, 2004 was $18.70 per share.

        During 2003 the Company declared and paid four quarterly cash dividends to stockholders, which totaled $5,188. The Company's Board of Directors declared a quarterly cash dividend on February 24, 2004 of $0.10 per share to stockholders of record on March 1, 2004, payable on March 15, 2004. The Company plans to continue to declare and pay quarterly cash dividends in 2004, depending on the Company's financial position and the regularity of its cash flows.

        The Company relies on dividends from its Insurance Subsidiaries for a portion of its cash requirements. The payment by the Company of any cash dividends to the holders of common stock therefore depends on the receipt of dividend payments from its Insurance Subsidiaries. The payment of dividends by the Insurance Subsidiaries is subject to limitations imposed by Massachusetts law, as discussed in Item 1.O., Business, Supervision and Regulation, "Insurance Regulation Concerning Dividends", and also in Item 7.D., Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2003. Prior to October 16, 2001, Thomas Black Corporation was the ultimate parent company of Safety Insurance. In the Acquisition, on October 16, 2001, Safety Insurance Group, Inc. became the parent company of Thomas Black Corporation.

        The selected historical consolidated financial data for the years ended December 31, 2003 and 2002, the successor period October 16, 2001 to December 31, 2001, and for the predecessor period January 1, 2001 to October 15, 2001, and as of December 31, 2003 and 2002 have been derived from the financial statements of Safety Insurance Group, Inc. included in this annual report which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected historical consolidated financial data as of December 31, 2001 have been derived from Safety Insurance Group, Inc.'s consolidated financial statements not included in this annual report, which have been audited by PricewaterhouseCoopers LLP. The selected historical consolidated financial data for the years ended December 31, 2000, 1999 and as of December 31, 2000 and 1999 have been derived from Thomas Black Corporation's consolidated financial statements not included in this annual report, which have been audited by PricewaterhouseCoopers LLP. As a result of the Acquisition, financial data for periods prior to the Acquisition may not be comparable with financial data for periods following the Acquisition.

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

	Successor			Predecessor
	Year Ended December 31,		October 16- December 31,	January 1- October 15,	Year Ended December 31,
	2003	2002	2001(1)	2001(1)	2000	1999
Income Statement Data:
Direct written premium	$571,545	$516,556	$80,238	$391,628	$427,457	$349,206
Net written premiums	566,970	517,614	82,980	382,486	430,030	330,961
Net earned premiums	540,248	489,256	100,175	347,098	381,413	300,020
Investment income	26,086	26,142	5,359	22,246	26,889	23,870
Net realized gain (loss) on investments	10,051	(277)	(4,284)	(766)	(1,246)	8,102
Finance and other services income	15,409	14,168	2,546	9,260	10,514	9,154

Total revenue	591,794	529,289	103,796	377,838	417,570	341,146
Losses and loss adjustment expenses	420,969	375,178	75,559	276,383	275,139	225,241
Underwriting, operating and related expenses	130,636	128,866	29,808	87,998	113,425	89,522
Transaction expenses(2)	—	—	3,874	5,605	406	—
Other expenses	—	6,250	—	—	—	—
Interest expense	646	7,254	1,823	550	1,071	1,418

Total expenses	552,251	517,548	111,064	370,536	390,041	316,181

Income (loss) before income taxes	39,543	11,741	(7,268)	7,302	27,529	24,965
Income tax expense (benefit)	11,061	1,280	(1,666)	1,678	8,255	8,667

Net income (loss) before extraordinary item and preferred stock dividends	28,482	10,461	(5,602)	5,624	19,274	16,298
Excess of fair value of acquired net assets over purchase price	—	—	117,523	—	—	—

Net income before preferred stock dividends	$28,482	$10,461	$111,921	$5,624	$19,274	$16,298
Dividends on mandatorily redeemable preferred stock	—	(1,219)	(280)	—	—	—

Net income available to common stockholders	$28,482	$9,242	$111,641	$5,624	$19,274	$16,298

Net income (loss) per common share before extraordinary item:
Basic	$1.87	$1.44	$(1.07)	$6.26	$22.50	$19.95

Diluted	$1.86	$1.38	$(1.07)	$6.26	$22.50	$19.95

Extraordinary item per common share:
Basic	$—	$—	$21.29	$—	$—	$—

Diluted	$—	$—	$21.29	$—	$—	$—

Net income available to common stockholders per common share:
Basic	$1.87	$1.44	$20.23	$6.26	$22.50	$19.95

Diluted	$1.86	$1.38	$20.23	$6.26	$22.50	$19.95

Cash dividends paid per common share	$0.34	$—	$—	$—	$—	$—

Weighted average number of common shares outstanding:
Basic	15,259,991	6,433,786	5,519,500	898,300	856,800	816,800

Diluted	15,340,047	6,699,338	5,810,000	898,300	856,800	816,800

	As of and for the Year Ended December 31,
	2003	2002	2001(1)	2000	1999
Balance Sheet Data:
Total cash & investments	$699,920	$638,663	$529,286	$505,006	$447,836
Total assets	1,076,296	978,596	859,174	833,339	770,009
Losses and loss adjustment expenses reserves	383,551	333,297	302,556	302,131	315,226
Total debt	19,956	19,956	99,500	13,383	18,000
Total liabilities	808,276	733,344	727,512	620,388	594,905
Mandatorily redeemable preferred stock	—	—	22,680	—	—
Total stockholders' equity	268,020	245,252	108,982	212,951	175,105
Statutory Data:
Policyholders' surplus (at period end)	$258,551	$234,204	$220,081	$192,577	$185,529
Loss ratio(3)	78.0%	77.5%	78.8%	73.5%	76.0%
Expense ratio(3)	23.5	24.9	25.0	27.3	28.6

Combined ratio(3)	101.5%	102.4%	103.8%	100.8%	104.6%
GAAP Ratios:
Loss ratio(3)	77.9%	76.7%	78.7%	72.1%	75.1%
Expense ratio(3)	24.2	26.3	26.3	29.7	29.8

Combined ratio(3)	102.1%	103.0%	105.0%	101.8%	104.9%

(1)
In this financial presentation, the financial data for 2001 has been split into a predecessor period from January 1, 2001 to October 15, 2001 and a successor period from October 16, 2001 to December 31, 2001.

(2)
Our transaction expenses reflect the costs we incurred in connection with the Acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—The Acquisition."

(3)
The loss ratio is the ratio of losses and loss adjustment expenses to net earned premiums. The expense ratio, when calculated on a statutory accounting basis, is the ratio of underwriting expenses to net written premiums, and when calculated on a GAAP basis is the ratio of underwriting expense to net earned premiums. The combined ratio is the sum of the loss ratio and the expense ratio. Please refer to page 35 for a discussion on the comparison of the above statutory insurance ratios to our GAAP ratios.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto, which appear elsewhere in this document. In this discussion, all dollar amounts are presented in thousands, except share and per share data.

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

Executive Summary

  Overview

        In this discussion, "Safety" refers to Safety Insurance Group, Inc. and "our Company," "we," "us" and "our" refer to Safety Insurance Group, Inc. and its consolidated subsidiaries. Our subsidiaries consist of Safety Insurance Company ("Safety Insurance"), Thomas Black Corporation ("TBC"), Safety Indemnity Insurance Company, Thomas Black Insurance Agency, Inc. ("TBIA") and RBS, Inc., TBIA's holding company.

        As discussed below under "The Acquisition", Safety acquired all of the issued and outstanding stock of TBC on October 16, 2001 ("the Acquisition"). As a result of the Acquisition, the capital structure and basis of accounting of our Company differ from those of TBC prior to the Acquisition. Therefore, the financial data with respect to periods prior to the Acquisition ("predecessor" period) may not be comparable to data for periods subsequent to the Acquisition ("successor" period). In addition, the November 27, 2002 IPO, the use of those IPO net proceeds, the Preferred Share Exchange, as defined below, and a direct sale of 350,000 additional shares of common stock (the "Direct Sale") have further altered the current capital structure of our Company.

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 81.0% of our direct written premiums in 2003), we offer a portfolio of insurance products, including commercial automobile (10.2% of 2003 direct written premiums), homeowners (7.4% of 2003 direct written premiums), dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance Company and Safety Indemnity Insurance Company (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with 548 independent insurance agents in 758 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile insurance carrier in Massachusetts, capturing an approximately 10.6% share of the Massachusetts private passenger automobile market in 2003, according to the CAR Cession Volume Analysis Report of March 1, 2004 based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer's number of car-years, a measure we refer to in this discussion as automobile exposures.

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

        As of December 31, 2003, the Company had 15,259,991 common shares outstanding. The 5,809,992 common shares outstanding prior to the November 27, 2002 IPO increased to 14,359,991 at the IPO due to the addition of the new 6,333,334 common shares sold at IPO, the 350,000 common shares sold as part of the Direct Sale, and an additional 1,866,665 common shares issued in the Preferred Share Exchange. On December 5, 2002, the 14,359,991 shares outstanding increased to 15,259,991 common shares outstanding due to the underwriters purchase of an additional 900,000 common shares pursuant to their over-allotment option exercise.

        On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options, SARs and restricted stock awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000. The grants made since inception under the Incentive Plan are as follows:

Effective Date	Number of Option Granted	Exercise Price per Share	Vesting Terms	Expiration Date
November 27, 2002	379,000	$12.00(1)	over 5 years, 20% annually	November 27, 2012
February 20, 2003	99,000	$13.30(2)	over 5 years, 20% annually	February 20, 2013
March 31, 2003	292,000	$13.03(2)	over 3 years, 30%-30%-40%	March 31, 2013
August 21, 2003	10,000	$15.89(2)	over 5 years, 20% annually	August 21, 2013

(1)
The exercise price is equal to the IPO price of our stock.

(2)
The exercise price is equal to the closing price of our common stock on the grant date.

        The Board and the Compensation Committee intend to issue more options under the Incentive Plan in the future, not to exceed the maximum number of shares that may be granted.

  The Acquisition

        On October 16, 2001, Safety acquired TBC, the holding company for our insurance and other subsidiaries, from a group of shareholders consisting primarily of TBC's founder and members of his immediate family. We accounted for the Acquisition using the purchase method of accounting, in accordance with the treatment of a business combination under Statement of Financial Accounting Standards No. 141, Business Combinations. Under purchase accounting: (i) we recorded the assets and liabilities of TBC at their estimated fair value at the date of Acquisition; (ii) we used the excess of acquired net assets over the purchase price to reduce the estimated fair values of all non-current, non-financial assets, principally equipment and leasehold improvements; and (iii) we recorded the remaining $117,523 excess of the estimated fair value of net assets over purchase price as an extraordinary gain in the consolidated statement of operations for the period October 16, 2001 through December 31, 2001 in accordance with SFAS No. 141.

  Reinsurance

        We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses. Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A+" (Superior). All of our other reinsurers have an A.M. Best rating of "A" (Excellent) or better, except for Lloyd's of London that is rated "A-" (also Excellent). We are a participant in Commonwealth Automobile Reinsurers ("CAR"), a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. As of December 31, 2003, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

  Massachusetts Automobile Insurance Market

        We are subject to the extensive regulation of the private passenger automobile insurance industry in Massachusetts, which represented 81.0% of our direct written premiums in 2003. Owners of registered automobiles are required to maintain minimum automobile insurance coverages. Generally, we are required by law to issue a policy to any applicant who seeks it. We are also required to participate in a state-mandated reinsurance program run by CAR to which we cede certain unprofitable risks and from which we are allocated a portion of the overall losses. This program operates at an underwriting deficit. This deficit is allocated among every Massachusetts automobile insurance company, including us, based on a complex formula that takes into consideration a company's voluntary market share, the rate at which it cedes business to CAR, and the company's utilization of a credit system CAR has designed to encourage carriers to reduce their use of CAR. In addition, based on our market share, we are assigned certain licensed producers by CAR that have been unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs.

        Proposals to materially change certain CAR rules are under consideration. In a letter to the Massachusetts Insurance Commissioner (the "Commissioner") dated June 25, 2002, the Massachusetts Attorney General reported that his office has determined that CAR's current methodology for assigning ERPs and distributing the CAR deficit must be changed to produce a fair and equitable market. The Attorney General's letter describes several factors that he believes support his findings and which he believes should be corrected in order to comply with Massachusetts law governing CAR. The Attorney General's letter calls on the Commissioner to work with him to address these issues. The letter has engendered discussion and dialogue among various parties that could result in material changes to CAR's rules. In response to the AG's letter and other factors, including a request by the Commissioner to interested parties for suggestions on reforming CAR, sixteen of the nineteen private passenger automobile insurers in Massachusetts (including Safety Insurance), representing approximately 67% of the Massachusetts private passenger automobile insurance market, has formed the "Concerned Industry Committee" for the purpose of developing a proposal for reform. This group has not yet submitted its proposal formally to the Commissioner or others in Massachusetts government. It is uncertain whether and to what extent the issues raised by the Attorney General will be addressed by CAR. We cannot be certain whether any material changes, if adopted by CAR, would affect our profitability.

        Each year, the Commissioner sets maximum premium rates that may be charged and minimum commissions that must be paid to agents for private passenger automobile insurance. The Commissioner announced on December 15, 2003, a 2.5% statewide average private passenger automobile insurance rate increase for 2004, as compared to a 2.7% increase for 2003 and no change for 2002. The Massachusetts Attorney General appealed the Commissioner's 2004 rate decision to the Massachusetts Supreme Judicial Court on January 5, 2004. A decision by the Court is not expected for several months and we cannot predict whether this appeal will be successful or what effect it may have on our profitability. During the period from 1996 through 2003 average rates decreased in four out of eight of those years. Coinciding with the 2004 rate decision, the Commissioner also approved a decrease to 10.5% in the commission rate agents receive for selling private passenger automobile insurance, as a percentage of premiums, as compared to a decrease from 11.7% in 2002 to 11.0% in 2003.

        While state-mandated average maximum private passenger automobile insurance rates increased 2.7% for 2003, our average premium per automobile exposure in the twelve months ended December 31, 2003 increased from the twelve months ended December 31, 2002 by approximately 6.9%. This increase was primarily the result of purchases of new automobiles by our insureds. Further, we believe that the continued benefits of our rate pursuit initiative, which validates insured rating classifications and discount eligibility, contributed to the increase in our average premiums received per automobile exposure. The table below shows average Massachusetts-mandated private passenger automobile premium rate changes and changes in our average premium per automobile exposure from 1992-2003.

Massachusetts Private Passenger Rate Decisions

Year	State Mandated Average Rate Change(1)	Safety Change in Average Premium per Automobile Exposure
2003	2.7%	6.9	%(2)
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%
1997	(6.2)%	(5.1)%
1996	(4.5)%	(7.7)%
1995	(6.1)%	(3.6)%
1994	2.9%	1.0%
1993	5.7%	5.3%
1992	8.0%	4.9%

(1)
Source: Commissioner rate decisions for 1992 - 2003.
(2)
Source: Safety Insurance as of December 31, 2003.

Insurance Ratios

        The property and casualty insurance industry uses the combined ratio as a measure of underwriting profitability. The combined ratio is the sum of the loss ratio (losses and loss adjustment expenses incurred as a percent of net earned premiums) plus the expense ratio (underwriting expenses, which include acquisition costs, as a percent of net written premiums, if calculated on a statutory accounting basis, or net earned premiums, if calculated on a GAAP basis). The combined ratio reflects only underwriting results, and does not include income from investments or finance income. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions and other factors.

        Our statutory insurance ratios for the years ended December 31, 2003, 2002 and 2001, respectively, are outlined in the following table:

	For the Years Ended December 31,
	2003	2002	2001
Safety Statutory Ratios:
Loss Ratio	78.0%	77.5%	78.8%
Expense Ratio	23.5	24.9	26.1
Combined Ratio	101.5%	102.4%	104.9%

        Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written. Our GAAP insurance ratios for the years ended December 31, 2003, 2002 and 2001, respectively, are outlined in the following table:

	For the Years Ended December 31,
	2003	2002	2001
Safety GAAP Ratios:
Loss Ratio	77.9%	76.7%	78.7%
Expense Ratio	24.2	26.3	26.3
Combined Ratio	102.1%	103.0%	105.0%

  Statutory Accounting Principles

        Our results are reported in accordance with GAAP, which differ from amounts reported in accordance with SAP as prescribed by insurance regulatory authorities. Specifically, under GAAP:

  •
  Policy acquisition costs such as commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

  •
  Certain assets are included in the consolidated balance sheets whereas, under SAP, such assets are designated as "nonadmitted assets," and charged directly against statutory surplus. These assets consist primarily of premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements and prepaid expenses.

  •
  Amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverables, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

  •
  Fixed maturities securities, which are classified as available-for-sale, are reported at current market values, rather than at amortized cost, or the lower of amortized cost or market, depending on the specific type of security, as required by SAP.

  •
  Equity securities are reported at quoted market values, which may differ from the National Association of Insurance Commissioners ("NAIC") market values as required by SAP.

  •
  The differing treatment of income and expense items results in a corresponding difference in federal income tax expense. Changes in deferred income taxes are reflected as an item of income tax benefit or expense, rather than recorded directly to surplus as regards policyholders, as required by SAP. Admittance testing may result in a charge to unassigned surplus for non-admitted portions of deferred tax assets. Under GAAP reporting, a valuation allowance may be recorded against the deferred tax asset and reflected as an expense.

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

        When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. A change in any of these factors from the assumption implicit in our estimate can cause our actual loss experience to be better or worse than our reserves, and the difference can be material. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. Establishment of appropriate reserves is an inherently uncertain process, and currently established reserves may not prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such an increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. We do not discount reserves.

        In 2003, we strengthened our prior years reserves by $181. In 2002 and 2001, our reserve reviews indicated that our reserves established in prior years were slightly higher than necessary, and so in those years we released $2,262 and $7,303, respectively, of previously established reserves for losses and loss adjustment expenses. The changes we have recorded in our reserves in the past three years illustrate the uncertainty of estimating reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

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

Results of Operations

        The table below shows certain of our selected financial results for the years ended December 31, 2003, 2002 and 2001. For comparative purposes, the predecessor and successor periods have been combined under the caption "For the Year Ended December 31, 2001."

	Successor		Predecessor
	For the Years Ended December 31,
	2003	2002	2001
Direct written premiums	$571,545	$516,556	$471,866
Net written premiums	566,970	517,614	465,466
Net earned premiums	540,248	489,256	447,273
Investment income	26,086	26,142	27,605
Net realized gains (losses) on investments	10,051	(277)	(5,050)
Finance and other service income	15,409	14,168	11,806

Total revenue	591,794	529,289	481,634

Losses and loss adjustment expenses	420,969	375,178	351,942
Underwriting, operating and related expenses	130,636	128,866	117,806
Transaction expenses	—	—	9,479
Other expenses	—	6,250	—
Interest expenses	646	7,254	2,373

Total expenses	552,251	517,548	481,600

Income before taxes	39,543	11,741	34
Income taxes	11,061	1,280	12

Net income before extraordinary item and preferred dividends	$28,482	$10,461	$22

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

        Direct Written Premiums.    Direct written premiums for the year ended December 31, 2003 increased by $54,989, or 10.6%, to $571,545 from $516,556 for the comparable 2002 period. The 2003 increase occurred primarily in our private passenger automobile line which experienced a 6.9% increase in average written premium and a 2.8% increase in written exposures. In addition, we increased our commercial automobile line average rates by 7.1% effective December 16, 2002 and had a 6.9% increase in written exposures, while we increased our homeowners line average rates by 9.3% effective February 19, 2003, which was partly offset by a 2.4% decrease in written exposures.

        Net Written Premiums.    Net written premiums for the year ended December 31, 2003 increased by $49,356, or 9.5%, to $566,970 from $517,614 for the comparable 2002 period. This was primarily due to an increase in direct written premiums, partly offset by an increase in premiums ceded to CAR.

        Net Earned Premiums.    Net earned premiums for the year ended December 31, 2003 increased by $50,992, or 10.4%, to $540,248 from $489,256 for the comparable 2002 period. This was primarily due to increased rates on private passenger automobile, commercial automobile and homeowners product lines.

        Investment Income.    Investment income for the year ended December 31, 2003 decreased to $26,086 from $26,142 for the comparable 2002 period. Average cash and investment securities (at amortized cost) increased by $79,008 or 14.1% to $638,931 for the year ended December 31, 2003 from $559,923 for the comparable 2002 period. Offsetting the effect of this increase was a decrease in net effective yield on our investment portfolio to 4.1% from 4.7% during the same period in 2003 due to declining interest rates, as well as a change in management's investment strategy to shorten the portfolio duration, shift to higher rated securities, and increase tax-exempt holdings. Our duration decreased to 4.2 years at December 31, 2003 from 5.0 years at December 31, 2002. In addition, during the third quarter of 2003, a retrospective adjustment was made which decreased investment income by $595 due to a periodic revaluation of our asset-backed securities using revised prepayment assumptions and resulting assumed cash flows associated with the loans underlying these securities.

        Net Realized Gains (Losses) on Investments.    Net realized gains (losses) on investments for the year ended December 31, 2003 increased to $10,051 gain from $(277) loss for the comparable 2002 period. This increase was primarily due to the sale of certain securities related to our current investment strategy to shorten portfolio duration as protection against future increases in interest rates.

        The gross unrealized appreciation (depreciation) of investments in fixed maturities securities was as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Treasury securities and obligations of U.S. Government agencies(1)	$141,401	$2,049	$(695)	$142,755
Obligations of states and political subdivisions	301,101	10,080	(898)	310,283
Asset-backed securities	80,351	2,614	(234)	82,731
Corporate and other securities	131,322	6,711	(166)	137,867

Totals	$654,175	$21,454	$(1,993)	$673,636

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $121,833 at fair value and $120,928 at amortized cost as of December 31, 2003. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

        As of December 31, 2003, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturities securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody's Investors Services, Inc. of Baa or higher, except the few securities not rated by Moody's which received S&P ratings of Aaa/Aa or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

        The composition of our fixed income security portfolio by Moody's rating(1) was as follows:

	December 31, 2003
	Amount	Percent
U.S. Government and Government
Agency Fixed Income Securities	$137,507	20.4%
Aaa/Aa	414,072	61.5
A	86,125	12.8
Baa	35,932	5.3

Total	$673,636	100.0%

(1)
Ratings are assigned by Moody's or the equivalent, as discussed above. Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

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

        The following table illustrates the gross unrealized losses included in the Company's investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2003.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$40,613	$695	$94	$—	$40,707	$695
Obligations of states and political subdivisions	97,402	898	—	—	97,402	898
Asset-backed securities	16,811	83	3,636	151	20,447	234
Corporate and other securities	15,067	166	—	—	15,067	166

Total temporarily impaired securities	$169,893	$1,842	$3,730	$151	$173,623	$1,993

        The unrealized losses recorded on the fixed maturity investment portfolio at December 31, 2003 resulted primarily from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

        Of the $1,993 gross unrealized losses as of December 31, 2003, $1,593 relates to fixed maturity obligations of states and political subdivisions and U.S. government agencies. The remaining $400 of gross unrealized losses relates to holdings of investment grade asset-backed, corporate and other fixed maturities securities. Gross unrealized losses increased to $1,993 at December 31, 2003 from $926 at December 31, 2002.

        During the last half of 2003 and 2002, there were no significant deteriorations in the credit quality of any of our holdings and no other-than-temporary impairment charges were recorded related to our portfolio of investment securities. However, during the first quarter of 2003 there was a significant deterioration in the credit quality of one of our holdings, Continental Airlines. Accordingly, during the first quarter of 2003 we recorded an other-than-temporary impairment of $837 for this security. During May 2003, this security was sold at a realized gain of $426. In comparison, during the second quarter of 2002 there was a significant deterioration in the credit quality of two of our holdings in the telecommunications sector. We recognized a realized loss of $2,020 for one of these securities, which was sold in June 2002. In addition, we recorded an other-than-temporary impairment charge of $1,043 for the other telecommunications security. During September 2002, this security was sold at a realized loss of $79.

        Finance and Other Services Income.    Finance and other services income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other services income for the year ended December 31, 2003 increased by $1,241, or 8.8%, to $15,409 from $14,168 for the comparable 2002 period. This increase was due to a $1,172 increase in premium installment billing fees due to growth in the number of policies and the fee charged per policy, coupled with a $69 increase in miscellaneous income from CAR.

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for the year ended December 31, 2003 increased $45,791, or 12.2%, to $420,969 from $375,178 for the comparable 2002 period. Our GAAP loss ratio for the year ended December 31, 2003 increased to 77.9% compared to 76.7% for the comparable 2002 period. Our GAAP loss ratio excluding loss adjustment expenses for the year ended December 31, 2003 increased to 70.2% compared to 68.3% for the comparable 2002 period. The 2003 increase in our GAAP loss ratio excluding loss adjustment expenses is primarily due to increased claim frequency and severity from unusually harsh winter conditions in Massachusetts during the first quarter of 2003 on our homeowners line of business.

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expense for the year ended December 31, 2003 increased by $1,770, or 1.4%, to $130,636 from $128,866 for the comparable 2002 period.

        Massachusetts law requires that we participate in the Massachusetts Insurers Insolvency Fund, which pays claims up to $300 of a policyholder of an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within sixty days after the declaration of insolvency. We account for allocations from the Massachusetts Insurers Insolvency Fund as underwriting expenses. Underwriting expenses in 2003 and 2002 included $3,423 and $2,103 of charges representing our allocation from the Massachusetts Insurers Insolvency Fund. Although the timing and amounts of any future assessments are not known, based upon existing knowledge, management's opinion is that such future assessments will not have a material effect on the consolidated financial position of the Company.

        Our GAAP expense ratio (a percentage of net premiums earned) for the year ended December 31, 2003 improved to 24.2% compared to 26.3% for the comparable 2002 period. This improvement was a result of an increase in earned premiums coupled with ongoing cost control programs, employee productivity improvements through the use of technology, and reduced expenses assumed from CAR.

        Other Expenses.    Other expenses for the year ended December 31, 2003 decreased to $0 from $6,250 for the comparable 2002 period. Other expenses in 2002 was comprised of $4,000 of TJC management termination fee expense related to services that ceased at the IPO, and $2,250 of unamortized deferred debt issuance costs related to the Acquisition debt which were expensed upon the repayment of this debt, concurrent with the IPO.

        Interest Expense.    Interest expense for the year ended December 31, 2003 decreased by $6,608 to $646 from $7,254 for the comparable 2002 period. Interest expense for the 2002 period was related to old debt facilities that were extinguished concurrent with Safety's IPO on November 27, 2002. Primarily as a result of the IPO, Safety significantly reduced debt outstanding to $19,956 at December 31, 2003 from $96,500 prior to the November 27, 2002 IPO.

        Income Taxes.    Our effective tax rate on net income before preferred stock dividends was 28.0% and 10.9% for the years ended December 31, 2003 and 2002, respectively. For the years ended December 31, 2003 and 2002, the effective rate was lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income.

        Net Income Before Preferred Stock Dividends.    Net income for the year ended December 31, 2003 increased to $28,482 from net income before preferred stock dividends of $10,461 for the comparable 2002 period.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

        Direct Written Premiums.    Direct written premiums for the year ended December 31, 2002 increased by $44,690, or 9.5%, to $516,556 from $471,866 for the comparable 2001 period. This increase was primarily due to an approximate 5.2% increase in the average written premium per automobile exposure on our private passenger automobile business, a 2.2% increase in our private passenger automobile written exposures, and a 7.6% increase in our commercial automobile written exposures. We also increased our average rates on commercial automobile insurance by 7.2% effective January 1, 2002, and in addition we increased our average rates on homeowners insurance by 9.8% effective February 19, 2002.

        Net Written Premiums.    Net written premiums for the year ended December 31, 2002 increased by $52,148, or 11.2%, to $517,614 from $465,466 for the comparable 2001 period. This increase was primarily due to the increase in direct written premiums, and an increase in assumed premiums from CAR.

        Net Earned Premiums.    Net earned premiums for the year ended December 31, 2002 increased by $41,983, or 9.4%, to $489,256 from $447,273 for the comparable 2001 period. This increase was primarily due to an approximately 4.4% increase in automobile exposures for which we earned premiums in our private passenger automobile business, an increase in assumed premiums from CAR, and the increased rates on our private passenger automobile, commercial automobile and homeowners lines.

        Investment Income.    Investment income for the year ended December 31, 2002 decreased by $1,463, or 5.3%, to $26,142 from $27,605 for the comparable 2001 period. An increase of $47,460 or 9.3% in average invested securities and cash (at amortized cost) to $559,923 for the year ended December 31, 2002 from $512,463 for the year ended December 31, 2001 was more than offset by a decrease in net effective yield on our investment portfolio to 4.7% from 5.4% during the same period due to declining interest rates on our investment portfolio, as well as a change in management's investment strategy to shorten the duration of our portfolio, shift to higher rated securities, and increase our tax-exempt holdings.

        Net Realized Losses on Investments.    Net realized losses on investments for the year ended December 31, 2002 decreased by $4,773 to $277 from $5,050 for the comparable 2001 period. The 2001 net realized losses resulted primarily from the sale of certain securities that had significantly declined in credit quality from the date of purchase and from sales of securities in the ordinary course following the resetting of their carrying value under purchase accounting as of the date of the Acquisition.

        The gross unrealized appreciation (depreciation) of investments in fixed maturities securities as of December 31, 2002, was as follows:

		December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$188,423	$6,690	$(22)	$195,091
Obligations of states and political subdivisions	189,680	7,946	(77)	197,549
Asset-backed securities	84,356	3,446	(561)	87,241
Corporate and other securities	119,395	4,876	(266)	124,005

Totals	$581,854	$22,958	$(926)	$603,886

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $95,946 at fair value and $93,560 at amortized cost as of December 31, 2002. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

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

        In connection with the purchase price allocation adjustments recorded effective with the Acquisition, we increased our net cost basis in investment securities held by an aggregate of approximately $12,679 to their fair market values as of October 16, 2001. None of our gross unrealized losses of $926 as of December 31, 2002 has existed for longer than six months and at a value of less than 80% of cost. As of December 31, 2001, we had gross unrealized losses of $8,083, of which approximately $7,286 related to fixed maturity obligations of the U.S. government, states, and government agency asset-backed securities. The remaining $797 of gross unrealized losses at that date related to holdings of investment grade corporate fixed maturities securities in a variety of industries and sectors, including banking, retail, finance, consumer product, telecommunications, entertainment, utilities and aerospace.

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

        Of the $926 gross unrealized losses as of December 31, 2002, $99 relates to fixed maturity obligations of states and political subdivisions, and U.S. government agencies. The remaining $827 of gross unrealized losses relates to holdings of investment grade asset-backed, corporate and other fixed maturities securities.

        Gross unrealized losses for the year ended December 31, 2002 decreased from $8,083 at December 31, 2001 to $926 at December 31, 2002. During the year ended December 31, 2002, there was a significant deterioration in the credit quality of two of our holdings in the telecommunications sector. The Company recognized an after-tax realized loss of $2,020 for one of these securities sold in June and recorded an other-than-temporary impairment charge of $1,043 for the other telecommunications security. During September 2002, this other security was sold at a realized loss of $79. For the year ended December 31, 2001, we did not record any other-than-temporary impairment charges relating to our portfolio of investment securities.

        Finance and Other Service Income.    Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the year ended December 31, 2002 increased by $2,362, or 20.0%, to $14,168 from $11,806 for the comparable 2001 period. These increases were due to a $1,900 increase in premium installment billing fees due to growth in the number of policies and the fee charged per policy, as well as $500 increase in miscellaneous income from CAR.

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for the year ended December 31, 2002 increased $23,236, or 6.6%, to $375,178 from $351,942 for the comparable 2001 period. Our GAAP loss ratio for the year ended December 31, 2002 decreased to 76.7% compared to 78.7% for the comparable 2001 period. Our GAAP loss ratio, excluding loss adjustment expenses for the year ended December 31, 2002 increased to 68.3% compared to 67.9% for the year ended December 31, 2001. We experienced higher assumed residual market losses during the year ended December 31, 2002 than for the year ended December 31, 2001, which is the result of our increased share of 2002 CAR results, a higher CAR loss ratio and strengthening of prior year CAR reserves. Finally, in 2002 we released $2,262 of loss reserves related to prior years, compared to $7,303 in 2001.

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expenses for the year ended December 31, 2002 increased by $11,060, or 9.4%, to $128,866 from $117,806 for the comparable 2001 period. Our GAAP expense ratios (a percentage of net premiums earned) were 26.3% for the years ended December 31, 2002 and 2001.

        Massachusetts law requires that we participate in the Massachusetts Insurers Insolvency Fund, which pays claims up to $300 of a policyholder of an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within sixty days after the declaration of insolvency. We account for allocations from the Massachusetts Insurers Insolvency Fund as underwriting expenses. Underwriting expenses in 2002 and 2001 included $2,103 and $1,398 of charges representing our allocation from the Massachusetts Insurers Insolvency Fund.

        Underwriting, operating and related expenses for the year ended December 31, 2002 included $4,476 in compensation expenses related to put and call options on shares held by management, while the comparable 2001 period included $6,801 related to $3,354 of expense incurred under the employee stock ownership plan and the supplemental executive stock ownership plan, both of which were terminated at the Acquisition, $2,000 in compensation paid to our former majority owner, $1,238 in compensation expense related to put and call options on shares held by management and $209 in fees paid to TJC Management.

        Transaction Expenses.    Transaction expenses for the year ended December 31, 2002 decreased to $0 from $9,479 for the comparable 2001 period. The transaction expenses for the year ended December 31, 2001 represent costs incurred by the seller and paid by us in connection with the Acquisition. Such seller costs primarily included transaction expenses in the predecessor period related primarily to transaction bonuses to employees, fees paid to Thomas Black Corporation's investment banker and legal fees. These costs were non-recurring in nature and did not result from ongoing insurance operations.

        Other Expenses.    Other expenses for the year ended December 31, 2002 increased to $6,250 from $0 for the comparable 2001 period. Other expenses are comprised of $4,000 of TJC management termination fee expense related to services that ceased at the IPO, and $2,250 of unamortized deferred debt issuance costs related to the Acquisition debt which were expensed upon the repayment of this debt, concurrent with the IPO.

        Interest Expenses.    Interest expenses for the year ended December 31, 2002 increased by $4,881 to $7,254 from $2,373 for the comparable 2001 period. Interest expenses for 2002 were related to Acquisition debt that was extinguished at the IPO, as well as indebtedness incurred in connection with the IPO. Interest expenses for 2001 were related to the employee stock ownership plan debt that was extinguished at the Acquisition, as well as indebtedness incurred in connection with the Acquisition. Primarily as a result of the IPO, we significantly reduced our debt outstanding to $19,956 at December 31, 2002 from $99,500 at December 31, 2001.

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

        Net Income Before Extraordinary Item and Preferred Stock Dividends.    Net income before extraordinary item and preferred dividends for the year ended December 31, 2002 increased to $10,461 from $22 for the comparable 2001 period.

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

        Net cash provided by operating activities was $85,185 and $85,379 during the years ended December 31, 2003 and 2002, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

        Net cash used for investing activities was $89,205 and $63,656 during the year ended December 31, 2003 and 2002, respectively, which resulted primarily from purchases of fixed maturities in excess of sales of fixed maturities.

        Net cash used for financing activities was $4,473 during the year ended December 31, 2003, which resulted from dividends paid to shareholders less paydown of management notes. Financing activities were a source of $776 liquidity for us during the year ended December 31, 2002 when we obtained cash to pay down our long-term debt principally from borrowings under our new 2002 credit facility, and also from issuing our common stock in our IPO that closed November 27, 2002.

        New 2002 Credit Facility.    Concurrent with the closing of our IPO and repayment of the old credit facility, TBC obtained a new $30,000 revolving credit facility. Fleet National Bank is the lender under this new credit facility. TBC borrowed the entire $30,000 under this new credit facility at the closing of the IPO and paid down the balance to $19,956 on December 5, 2002 with the approximately $10,000 net proceeds from the exercise of the underwriter's over-allotment option for 900,000 shares of our common stock. Loans under the new credit facility bear interest at our option at either (i) the LIBOR rate plus 1.50% per annum or (ii) the higher of Fleet National Bank's prime rate or 0.50% above the federal funds rate plus 1.50% per annum. The new credit facility is due and payable at maturity on November 27, 2005, which is three years from the closing of the IPO. Interest only is payable prior to maturity. The obligations of TBC under the new credit facility are secured by pledges of the assets of TBC and the capital stock of TBC's operating subsidiaries. The new credit facility is guaranteed by the non-insurance company subsidiaries of TBC. The new credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of December 31, 2003, we were in compliance with all such covenants.

        Old 2001 Credit Facility.    In connection with the Acquisition, TBC borrowed a total of $69,500 under our old credit facility. Fleet National Bank was the arranger under this facility, which consisted of a $55,000 term loan and a $20,000 revolving credit facility. We borrowed the entire amount of the term loan and $14,500 under the revolving credit facility to fund the Acquisition and had paid down $3,000 on the term loan prior to closing our IPO. The interest rate under our old credit facility was 5.0% at the closing of the IPO. We used proceeds from our IPO, the Direct Sale and the new credit facility to repay all our borrowings under our old credit facility on that date.

        Senior Subordinated Notes.    Safety issued $30,000 in 13.0% senior subordinated notes to obtain funds for the Acquisition. Interest on these notes was payable semiannually on each April 30 and October 31. The senior subordinated notes would have matured December 31, 2011. The notes could be redeemed at our option prior to maturity with no redemption premium or penalty. The notes also contained specified financial and operating covenants. We used proceeds from the IPO, the Direct Sale and the New Credit Facility to repay these notes along with approximately $0.3 million of unpaid accrued interest on that date.

        Senior Redeemable Preferred Stock.    Safety issued $22,400 of its senior redeemable cumulative preferred stock in connection with the Acquisition. This preferred stock was entitled to cumulative dividends at a rate of 6% per year, a liquidation preference of $22,400 and was required to be redeemed on the earlier of October 16, 2012 or the date of a change in control of our Company.

        When we completed the Preferred Share Exchange at the closing of the IPO, all of our outstanding preferred stock was converted into shares of our common stock, valued at the IPO price. Based on the IPO price of $12.00 per share, we issued an aggregate of 1,866,665 shares of common stock in the Preferred Share Exchange. We used proceeds from the IPO, the Direct Sale and our new 2002 credit facility to pay accrued dividends of $1,500 on the preferred shares on that date.

        Regulatory Matters.    Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the DOI. Massachusetts' statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts' statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2003, the statutory surplus of Safety Insurance was $258,551, and its net income for 2003 was $27,007. A maximum of $27,007 is available in 2004 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2003, Safety Insurance declared dividends to TBC in the amount of $6,670.

        The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

        On both February 24, 2004 and November 21, 2003, our Board approved a quarterly cash dividend on our common stock of $0.10 per share, or $1,526 based on 15,259,991 common shares outstanding, paid on March 15, 2004 and December 15, 2003 to shareholders of record on March 1, 2004 and December 1, 2003, respectively. On August 21, 2003, our Board approved an increase in our quarterly cash dividend from $0.07 per share to $0.10 per share, or $1,526 based on 15,259,991 common shares outstanding, paid on September 15, 2003 to shareholders of record on September 1, 2003. On both May 22 and February 20, 2003, our Board approved a quarterly cash dividend on our common stock of $0.07 per share, or $1,068 based on 15,259,991 common shares outstanding, paid on June 16 and March 17, 2003 to shareholders of record on June 2 and March 3, 2003, respectively. We plan to continue to declare and pay quarterly cash dividends in 2004, depending on our financial position and the regularity of our cash flows.

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

Off-Balance Sheet Arrangements

        We have no material obligations under a guarantee contract meeting the characteristics identified in paragraph 3 of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others". We have no material retained or contingent interests in assets transferred to an unconsolidated entity. We have no material obligations, including contingent obligations, under contracts that would be accounted for as derivative instruments. We have no obligation, including contingent obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us. We have no direct investments in real estate and no holdings of mortgages secured by commercial real estate. Accordingly, we have no material off-balance sheet arrangements.

Contractual Obligations

        We have obligation to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2003, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
	Within One Year	Two to Three Years	Four to Five Years	After Five Years	Total
Debt	$—	$19,956	$—	$—	$19,956
Capital lease obligations	214	466	19	—	699
Operating leases	2,659	5,448	5,683	—	13,790

Total contractual obligations	$2,873	$25,870	$5,702	$—	$34,445

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

        Some other factors, such as market, operational, liquidity, interest rate, equity and other risks, are described elsewhere in this Annual Report on Form 10-K. Factors relating to the regulation and supervision of our Company are also described or incorporated in this report. There are other factors besides those described or incorporated in this report that could cause actual conditions, events or results to differ from those in the forward-looking statements.

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

        The following tables show the interest rate sensitivity of our financial instruments measured in terms of fair value (which is equal to the carrying value for all our securities).

	Fair Value as of December 31, 2003
	-100 Basis Point Change	As Of 12/31/2003	+100 Basis Point Change
Bonds and preferred stocks	$704,721	$673,636	$642,652
Cash and cash equivalents	26,284	26,284	26,284

Total	$731,005	$699,920	$668,936

	Fair Value as of December 31, 2002
	-100 Basis Point Change	As Of 12/31/2003	+100 Basis Point Change
Bonds and preferred stocks	$638,359	$603,886	$573,758
Cash and cash equivalents	34,777	34,777	34,777

Total	$673,136	$638,663	$608,535

        An important market risk for all of our outstanding long-term debt is interest rate risk. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. At December 31, 2003 we had $19,956 of debt outstanding under our new credit facility at a variable rate of 2.8%. A 2.0% change in the prevailing interest rate on our variable rate debt would result in interest expense fluctuating approximately $400 for 2003, assuming that all of such debt is outstanding for the entire year.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SAFETY INSURANCE GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Consolidated Financial Statements:
Reports of Independent Auditors	52-53
Balance Sheets	54
Statements of Operations	55
Statements of Changes in Shareholders' Equity	56
Statements of Comprehensive Income	57
Statements of Cash Flows	58
Notes to Consolidated Financial Statements	59-84

Report of Independent Auditors

To the Board of Directors and Shareholders of
  Safety Insurance Group, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Safety Insurance Group, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and the period from October 16, 2001 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 12, 2004

Report of Independent Auditors

To the Board of Directors and Shareholders of
  Safety Insurance Group, Inc.:

        In our opinion, the accompanying consolidated statements of operations, changes in shareholders' equity, comprehensive income and cash flows present fairly, in all material respects, the results of operations and cash flows of Safety Insurance Group, Inc. and its subsidiaries (formerly Thomas Black Corporation) for the period from January 1, 2001 through October 15, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 15, 2002

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31, 2003	December 31, 2002
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $654,175 and $581,854)	$673,636	$603,886
Cash and cash equivalents	26,284	34,777
Accounts receivable, net of allowance for doubtful accounts	134,145	122,005
Accrued investment income	7,224	6,812
Taxes receivable	1,484	1,546
Receivable from reinsurers related to paid loss and loss adjustment expenses	47,503	40,886
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	73,539	66,661
Prepaid reinsurance premiums	33,474	30,967
Deferred policy acquisition costs	40,177	36,992
Deferred income taxes	8,692	6,245
Equity and deposits in pools	26,989	24,983
Other assets	3,149	2,836

Total assets	$1,076,296	$978,596

Liabilities
Loss and loss adjustment expense reserves	$383,551	$333,297
Unearned premium reserves	301,227	271,998
Accounts payable and accrued liabilities	37,497	33,222
Outstanding claims drafts	20,045	19,391
Payable for securities	—	18,814
Payable to reinsurers	45,338	36,666
Capital lease obligations	662	—
Debt	19,956	19,956

Total liabilities	808,276	733,344

Commitments and contingencies (Note 7)
Shareholders' equity
Common stock: $0.01 par value; 30,000,000 shares authorized; and 15,259,991 issued and outstanding	153	153
Additional paid-in capital	111,074	110,632
Accumulated other comprehensive income, net of taxes	12,650	14,321
Promissory notes receivable from management	(34)	(737)
Retained earnings	144,177	120,883

Total shareholders' equity	268,020	245,252

Total liabilities and shareholders' equity	$1,076,296	$978,596

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share and share data)

	Successor			Predecessor
	Year Ended December 31, 2003	Year Ended December 31, 2002	October 16- December 31, 2001	January 1- October 15, 2001
Net earned premiums	$540,248	$489,256	$100,175	$347,098
Investment income	26,086	26,142	5,359	22,246
Net realized gains (losses) on investments	10,051	(277)	(4,284)	(766)
Finance and other service income	15,409	14,168	2,546	9,260

Total revenue	591,794	529,289	103,796	377,838

Losses and loss adjustment expenses	420,969	375,178	75,559	276,383
Underwriting, operating and related expenses	130,636	128,866	29,808	87,998
Transaction expenses	—	—	3,874	5,605
Other expenses	—	6,250	—	—
Interest expenses	646	7,254	1,823	550

Total expenses	552,251	517,548	111,064	370,536

Income (loss) before income taxes	39,543	11,741	(7,268)	7,302
Income tax expense (benefit)	11,061	1,280	(1,666)	1,678

Net income (loss) before extraordinary item	28,482	10,461	(5,602)	5,624
Excess of fair value of acquired net assets over cost	—	—	117,523	—

Net income	$28,482	$10,461	$111,921	$5,624

Dividends on mandatorily redeemable preferred stock	—	(1,219)	(280)	—

Net income available to common shareholders	$28,482	$9,242	$111,641	$5,624

Earnings (loss) per common share:
Net income (loss) available to common shareholders before extraordinary item
Basic	$1.87	$1.44	$(1.07)	$6.26

Diluted	$1.86	$1.38	$(1.07)	$6.26

Extraordinary item
Basic and diluted	$—	$—	$21.29	$—

Net income available to common shareholders
Basic	$1.87	$1.44	$20.23	$6.26

Diluted	$1.86	$1.38	$20.23	$6.26

Cash dividends paid per common share	$0.34	$—	$—	$—

Weighted average number of common shares outstanding
Basic	15,259,991	6,433,786	5,519,500	898,300

Diluted	15,340,047	6,699,338	5,810,000	898,300

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands)

	Common Stock	Accumulated Other Comprehensive Income/(Loss), Net of Taxes	Additional Paid-in Capital	Promissory Notes Receivable From Management	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Total Shareholders' Equity
Predecessor balance at December 31, 2000	$15	$1,653	$5,814	$—	$221,350	$(5,817)	$(10,064)	$212,951

Net income, January 1 to October 15, 2001					5,624			5,624
Change in unearned ESOP shares							5,034	5,034
Sale of unearned ESOP shares			(360)				5,030	4,670
Additional paid-in capital			5,642					5,642
Other comprehensive income, net of deferred federal income taxes		6,597						6,597

Predecessor balance at October 15, 2001	15	8,250	11,096	—	226,974	(5,817)	—	240,518

Purchase transaction	(15)	(8,250)	(11,096)	—	(226,974)	5,817	—	(240,518)
Issuance of common stock and promissory notes from management	58		2,442	(695)				1,805
Net income, October 16, to December 31, 2001					111,921			111,921
Accrued interest on promissory notes from management				(7)				(7)
Accrued dividends on mandatorily redeemable preferred stock					(280)			(280)
Other comprehensive income, net of deferred federal income taxes		(4,457)						(4,457)

Successor balance at December 31, 2001	58	(4,457)	2,442	(702)	111,641	—	—	108,982

Accrued dividends on mandatorily redeemable preferred stock					(1,219)			(1,219)
Issuance of common stock, net	95		104,125					104,220
Net income					10,461			10,461
Accrued interest on promissory notes from management				(35)				(35)
Other comprehensive income, net of deferred federal income taxes		18,778						18,778
Termination of stock subscription agreements and other adjustments, net of deferred federal income taxes			4,065					4,065

Successor balance at December 31, 2002	153	14,321	110,632	(737)	120,883	—	—	245,252

Net income					28,482			28,482
Accrued interest on promissory notes from management				(12)				(12)
Payments on promissory notes from management				715				715
Other comprehensive income, net of deferred federal income taxes		(1,671)						(1,671)
Dividends paid					(5,188)			(5,188)
Other adjustments, net of deferred federal income taxes			442					442

Successor balance at December 31, 2003	$153	$12,650	$111,074	$(34)	$144,177	$—	$—	$268,020

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Successor			Predecessor
	Year Ended December 31, 2003	Year Ended December 31, 2002	October 16- December 31, 2001	January 1- October 15, 2001
Net income	$28,482	$10,461	$111,921	$5,624
Other comprehensive income (loss), net of tax:
Change in unrealized holding gains, net of tax expense (benefit) of $2,618, $10,014, $(3,899), and $3,279	4,862	18,598	(7,241)	6,099
Reclassification adjustment for (gains) losses included in net income, net of tax (benefit) expense of $(3,518), $97, $1,499, and $268	(6,533)	180	2,784	498

Unrealized (losses) gains on securities available for sale	(1,671)	18,778	(4,457)	6,597

Comprehensive income	$26,811	$29,239	$107,464	$12,221

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Successor			Predecessor
	Year Ended December 31, 2003	Year Ended December 31, 2002	October 16- December 31, 2001	January 1- October 15, 2001
Cash flows from operating activities:
Net income	$28,482	$10,461	$111,921	$5,624
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain	—	—	(117,523)	—
Depreciation and amortization, net	7,479	4,758	828	2,320
(Benefit) provision for deferred income taxes	(1,510)	(82)	(1,931)	1,018
Gains on sale of fixed assets	(35)	—	—	(16)
Net realized (gains) losses on investments	(10,051)	277	4,284	766
ESOP compensation expense	—	—	—	4,671
Termination of stock subscription agreements	—	6,187	—	—
Changes in assets and liabilities:
Accounts receivable	(12,140)	(3,762)	15,908	(28,318)
Accrued investment income	(412)	(889)	(576)	339
Receivable from reinsurers	(13,495)	6,086	(6,048)	21,647
Prepaid reinsurance premiums	(2,507)	(7,845)	(527)	(2,724)
Deferred policy acquisition costs	(3,185)	(5,394)	2,685	(6,652)
Other assets	(1,187)	(9,793)	8,252	(6,802)
Loss and loss adjustment expense reserves	50,254	30,741	(5,100)	5,525
Unearned premium reserves	29,229	36,204	(16,668)	38,113
Accounts payable and accrued liabilities	4,275	(10,256)	10,518	(12,532)
Payable to reinsurers	8,672	9,537	3,698	(4,425)
Other liabilities	1,316	19,149	2,279	(401)

Net cash provided by operating activities	85,185	85,379	12,000	18,153

Cash flows from investing activities:
Fixed maturities purchased	(281,783)	(405,069)	(185,095)	(259,159)
Proceeds from sales of fixed maturities	193,541	270,379	146,090	219,399
Proceeds from maturities of fixed maturities	—	71,750	—	21,625
Proceeds from sale of common stocks	—	—	27,986	—
Fixed assets purchased	(998)	(716)	(11)	(670)
Proceeds from sales of fixed assets	35	—	—	62
Purchase of TBC, net of cash acquired	—	—	(121,097)	—

Net cash used for investing activities	(89,205)	(63,656)	(132,127)	(18,743)

Cash flows from financing activities:
Decrease in notes receivable	—	—	—	1,100
Payment of long-term debt	—	(99,500)	—	(13,382)
Sale of unearned ESOP shares	—	—	—	4,670
Proceeds from issuance of common stock	—	81,819	1,805	—
Proceeds from issuance of mandatorily redeemable preferred stock	—	—	22,400	—
Net proceeds from issuance of debt	—	19,956	96,722	—
Payment on promissory notes from management	715	—	—	—
Dividends paid to shareholders	(5,188)	(1,499)
Capital contribution	—	—	—	6,004

Net cash (used for) provided by financing activities	(4,473)	776	120,927	(1,608)

Net (decrease) increase in cash and cash equivalents	(8,493)	22,499	800	(2,198)
Cash and cash equivalents at beginning of year/period	34,777	12,278	11,478	13,676

Cash and cash equivalents at end of year/period	$26,284	$34,777	$12,278	$11,478

Supplemental disclosure of cash flow information:
Cash paid (recovered) during the year/period for:
Federal and state income taxes	$12,120	$(1,157)	$800	$2,963
Interest	515	8,925	1	804

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

        The Company is a leading provider of personal lines property and casualty insurance focused exclusively on the Massachusetts market. Its principal product line is private passenger automobile insurance, which accounted for 81.0% of its direct written premiums in 2003. The Company operates through its insurance company subsidiaries, Safety Insurance Company and Safety Indemnity Insurance Company (together referred to as the "Insurance Subsidiaries").

2.     Acquisition and IPO

Acquisition

        The Company was incorporated on June 25, 2001, in the State of Delaware. On October 16, 2001, the Company acquired (the "Acquisition") all of the issued and outstanding common stock of TBC and its property and casualty subsidiaries for $121,076. In connection with the Acquisition, an allocation of purchase price of $121,076 was made to the estimated fair values of the assets acquired and the liabilities assumed as of the acquisition date of October 16, 2001 as follows:

Assets:
Investments and cash	$523,174
Accounts receivable	128,082
Reinsurance recoverables	107,585
Present value of future profits	34,283
Deferred tax asset	12,468
Other assets	58,184

Total	863,776

Liabilities:
Losses and loss adjustment expense reserves	307,656
Unearned premium reserves	252,462
Debt	7,964
Other liabilities	53,821

Total	621,903

Estimated fair value of net assets acquired	241,873

Less: write-down of non-current
Non-financial assets
Property and leashold improvements	$(3,274)

Adjusted estimated fair value of net assets acquired	238,599

Excess of estimated fair value of net assets over purchase price	$117,523

        In connection with financing the Acquisition, the Company incurred debt of $99,500 and issued 22,400 shares of Series A senior mandatorily redeemable preferred stock at $1,000 per share. At October 16, 2001, the estimated fair value of net assets acquired approximated their carrying values, as net assets were comprised primarily of investments, cash and short-term receivables. The excess of estimated fair value of net assets over purchase price of $117,523 was recorded as an extraordinary gain in accordance with FAS 141, "Business Combinations." See Note 3 for the methodology used in determining the fair value of loss and loss adjustment expense reserves.

        Prior to the IPO, approximately 72% of the outstanding common stock of the Company was owned by certain investors assembled by The Jordan Company, LLC, an investment firm that sponsored the Acquisition. The remaining 28% was owned by executive management. (See Note 12 regarding promissory notes received from management.) JZ Equity Partners plc, a London-based publicly traded investment trust, owned approximately 50% of the outstanding mandatorily redeemable preferred stock of the Company; the other 50% was owned by third parties. The preferred stock was cumulative, non-voting with a 6% dividend rate and was mandatorily redeemable on October 16, 2012 or upon a change in control. See Note 9.

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

        As of December 31, 2002, the Company had 15,259,991 common shares outstanding. The 5,809,992 common shares outstanding prior to our November 27, 2002 IPO increased to 14,359,991 at the IPO due to the addition of the new 6,333,334 common shares sold at IPO, the 350,000 common shares sold as part of the Direct Sale, and an additional 1,866,665 common shares issued in the Preferred Share Exchange. As of December 31, 2002, the 14,359,991 shares outstanding increased to 15,259,991 common shares outstanding due to the underwriters purchase of an additional 900,000 common shares pursuant to their over-allotment option exercise on December 5, 2002.

3.     Summary of Significant Accounting Policies

Investments

        Investments in fixed maturities, which include taxable and non-taxable bonds and redeemable preferred stocks, available-for-sale are reported at fair value. Fair values are derived from external market quotations. Unrealized gains or losses on fixed maturity and equity securities, reported at fair value, are excluded from earnings and reported in a separate component of shareholders' equity, known as "Accumulated other comprehensive income (loss), net of federal income taxes", until realized. Realized gains or losses on the sale or maturity of investments are determined on the basis of the specific cost identification method. Fixed maturity and equity securities that experience declines in value that are other-than-temporary are written down to fair value with a corresponding charge to net realized losses on investments. As part of purchase accounting, the cost of all securities held on the date of the Acquisition was increased by $12,687 to reset the cost to fair value.

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

Accounts Receivable

        Amounts included in accounts receivable represent premiums as well as finance charges which are billed on a monthly installment basis. A majority of the Company's premiums are billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2003 and 2002, these allowances were $484 and $548, respectively.

Deferred Policy Acquisition Costs

        Amounts which vary with and are primarily related to acquiring new and renewal business, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policies. All other acquisition expenses are charged to expenses as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is taken into account in measuring the recoverability of the carrying value of this asset. All other acquisition expenses are charged to expense as incurred. Amortization of acquisition costs in the amount of $82,203, $69,644, $13,424, and $46,513 were charged to underwriting expenses for the years ended December 31, 2003 and 2002, for the period October 16, 2001 through December 31, 2001, and for the period January 1, 2001 through October 15, 2001, respectively.

Equity and Deposits in Pools

        Equity and deposits in pools represents the net receivable cash amounts due from the residual market mechanisms, Commonwealth Automobile Reinsurers ("CAR"), for automobile and Massachusetts Property Insurance Underwriting Association, for homeowner insurance in Massachusetts. See Note 10 for a discussion of the Company's accounting for amounts assumed from residual markets.

Deferred Debt Issuance Costs

        Deferred debt issuance costs represent those costs incurred by the Company in connection with securing debt financing. These costs include closing and arranger's fees and are amortized over the life of the related loans. Included in other expenses for 2002 is $2,250 of unamortized deferred debt acquisition costs related to the Acquisition debt which were expensed upon the repayment of this debt, concurrent with the IPO.

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

        Methods of depreciation and useful lives by asset category are as follows:

	Life	Depreciation Method
Automobiles	3 years	Straight-line
Data processing equipment	3-5 years	Double-declining balance
Equipment	5 years	Straight-line
Furniture and fixtures	7 years	Straight-line
Leasehold improvements	10 years	Straight-line

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

        Ceded premiums are charged to income over the terms of the respective policies and the applicable term of the reinsurance contracts with third party reinsurers. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to CAR and other reinsurers.

        Advance premiums are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $21,551 and $18,820 at December 31, 2203 and 2002, respectively.

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

        Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards ("FAS") No. 109, "Accounting for Income Taxes". A valuation allowance is established where management has assessed that it is more likely than not that the Company will not be able to utilize the full deferred tax asset.

Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share ("EPS") are calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders includes preferred stock dividends for the year ended December 31, 2002 and the period October 16, 2001 through December 31, 2001. Diluted earnings (loss) per common share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding and the net effect of potentially dilutive common shares. At December 31, 2003 and 2002, the Company's only potentially dilutive instruments were shares under options of 771,000 and 379,000, respectively. The Company determined that 290,500 shares of restricted stock held by management were potentially dilutive during the successor periods until the IPO when all restricted shares vested in full. For the successor period October 16, 2001 through December 31, 2001, management restricted stock was antidilutive due to the net loss before extraordinary item, and therefore was not included in the diluted earnings per common share calculation. In accordance with the provisions of FAS 128, EPS is determined based upon net income, before and after any extraordinary items, less any declared or accrued dividends on the mandatorily redeemable preferred stock. In addition, EPS is calculated for an extraordinary item. EPS for the successor period has been retroactively restated for the stock split. See Note 2.

	Successor			Predecessor
	Year ended December 31,
			October 16- December 31, 2001	January 1- October 15, 2001
	2003	2002
Earnings (loss) per common share—basic
Net income (loss) available to common stockholders before extraordinary item	$1.87	$1.44	$(1.07)	$6.26
Extraordinary item	—	—	21.29	—

Net income available to common stockholders	$1.87	$1.44	$20.23	$6.26

Earnings (loss) per common share—diluted
Net income (loss) available to common stockholders before extraordinary item	$1.86	$1.38	$(1.07)	$6.26
Extraordinary item	—	—	21.29	—

Net income available to common stockholders	$1.86	$1.38	$20.23	$6.26

Weighted average number of common shares outstanding—basic	15,259,991	6,433,786	5,519,500	898,300
Effect of dilutive securities
Stock options	80,056	2,908	—	—
Restricted stock	—	262,644	290,500	—

Weighted average number of common shares outstanding—diluted	15,340,047	6,699,338	5,810,000	898,300

Stock-Based Compensation

        As described in Note 6, certain members of management were granted SARs on October 16, 2001. Prior to the IPO, the SARs were to vest 20% per annum commencing on December 31, 2002. As of the close of the IPO, the SARs became fully vested and were automatically exercised. The SARs were accounted for in accordance with the provisions of FASB Interpretation ("FIN") No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Awards Plans". Under FIN 28, compensation expense is accrued over the period or periods in which the employee performs the related services and is recognized to the extent that the fair market of the Company's stock exceeds the exercise price of the SARs. Changes in the fair market value of the stock in an accounting period, to the extent it still exceeds the exercise price, are recorded as compensation expense.

        On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan ("the Incentive Plan"). The Incentive Plan provides for a variety of awards, including incentive stock options, nonqualified stock options, SARs and restricted stock awards. The Company has granted certain stock option awards under this Incentive Plan and follows the accounting for these options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", as allowed by FAS 123, "Accounting for Stock-Based Compensation" and as amended by FAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure".

        No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123, "Accounting for Stock-Based Compensation", to these stock options.

	Successor			Predecessor
	Year ended December 31,
			October 16- December 31, 2001	January 1- October 15, 2001
	2003	2002
Net income, as reported	$28,482	$10,461	$111,921	$5,624
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(348)	(16)	—	—

Pro forma net income	28,134	10,445	111,921	5,624
Dividends on mandatorily redeemable preferred stock	—	(1,219)	(280)	—

Pro forma net income available to common stockholers	$28,134	$9,226	$111,641	$5,624

Earnings per common share:
Basic—as reported	$1.87	$1.44	$20.23	$6.26

Basic—pro forma	$1.84	$1.43	$20.23	$6.26

Diluted—as reported	$1.86	$1.38	$20.23	$6.26

Diluted—proforma	$1.83	$1.38	$20.23	$6.26

        The fair value of stock options used to compute pro forma net income and earnings per share disclosures for the years ended December 31, 2003 and 2002 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2003	2002
Dividend yield	2.15%-2.52%	1.95%
Expected volatility	.20	.20
Risk-free interest rate	3.35%-4.07%	3.83%
Expected holding period (in years)	7	7

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

Statutory Accounting Practices

        The Company's insurance subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Commonwealth of Massachusetts Division of Insurance ("the Division"). Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the Division, but allowed by the Division. See Note 14.

New Accounting Pronouncements

        In June 2001, the FASB issued FAS 141, "Business Combinations". FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With respect to deferred credits (i.e. negative goodwill), FAS 141 calls for the recognition of all existing deferred credits arising from business combinations for which the Acquisition date was after June 30, 2001 to be recognized through the income statement as an extraordinary gain. Effective with the Acquisition, the Company adopted FAS 141 and accounted for the Acquisition under the purchase method. The Company recognized the resultant deferred credit of $117,523 through earnings as an extraordinary gain in the successor period of 2001.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The provisions related to the disclosure requirements to be made by a guarantor are effective for financial statements of interim and annual reporting periods ending after December 15, 2002. The provisions related to the recognition of a liability and initial measurement shall be applied prospectively to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this Interpretation did not have a material impact on the Company's financial statements.

        In May, 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities, equity or both in its statement of financial position. At December 31, there are no financial instruments held by the Company for which FAS 150 would apply.

        In July 2003, FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" was issued. FIN 46 provides guidance regarding the application of Accounting Research Bulletin No. 51, Consolidated Financial Instruments. The adoption of FIN 46 did not have an impact on the Company's financial statements at December 31, 2003.

        In January 2003, the FASB issued an exposure draft of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment ("OTTI") and Its Application to Certain Investments". The exposure draft offers different views on how OTTI should be defined and provides new disclosure requirements for OTTI on debt and equity investments. In July 2003, the Task Force discussed the model for various types of securities investments and suggested further refinements to the model. The adoption of EITF 03-01 did not have a material impact on the Company's financial statements at December 31, 2003. The Company has included the new disclosure requirements for the year ended December 31, 2003 in Note 4.

Reclassifications

        Prior period amounts have been reclassified to conform to the current year presentation.

Segments

        The Company comprises one business segment: property and casualty insurance operations.

4.     Investments

Fixed Maturities

        The gross unrealized appreciation (depreciation) of investments in fixed maturities securities was as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$141,401	$2,049	$(695)	$142,755
Obligations of states and political subdivisions	301,101	10,080	(898)	310,283
Asset-backed securities	80,351	2,614	(234)	82,731
Corporate and other securities	131,322	6,711	(166)	137,867

Totals	$654,175	$21,454	$(1,993)	$673,636

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$188,423	$6,690	$(22)	$195,091
Obligations of states and political subdivisions	189,680	7,946	(77)	197,549
Asset-backed securities	84,356	3,446	(561)	87,241
Corporate and other securities	119,395	4,876	(266)	124,005

Totals	$581,854	$22,958	$(926)	$603,886

(1)
Obligations of U.S. Government agencies includes collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $120,928 and $93,560 at amortized cost and $121,833 and $95,946 at estimated fair value as of December 31, 2003 and 2002, respectively. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

        The amortized cost and the estimated fair value of fixed maturity securities, by maturity, at December 31, 2003 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2003
	Amortized Cost	Fair Value
Due in one year or less	$7,560	$7,573
Due after one year through five years	171,612	176,475
Due after five years through ten years	195,749	204,156
Due after ten years through twenty years	61,322	63,108
Due after twenty years	16,653	17,760
Asset-backed securities	201,279	204,564

Totals	$654,175	$673,636

        Gross gains of $11,141 and $4,022 and gross losses of $253 and $3,256 were realized on sales of fixed maturities for years ended December 31, 2003 and 2002, respectively. Gross gains of $1,009 and $2,832 and gross losses of $5,293 and $3,598 were realized on sales of fixed maturities for the for the period October 16, 2001 through December 31, 2001 and for the period January 1, 2001 through October 15, 2001, respectively. Proceeds from fixed maturities maturing were $0, $71,750, $0, and $21,625 for the years ended December 31, 2003 and 2002, for the period October 16, 2001 through December 31, 2001, and for the period January 1, 2001 through October 15, 2001.

        The following table illustrates the gross unrealized losses included in the Company's investment portfolio and the fair value of those securities aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2003.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$40,613	$695	$94	$—	$40,707	$695
Obligations of states and political subdivisions	97,402	898	—	—	97,402	898
Asset-backed securities	16,811	83	3,636	151	20,447	234
Corporate and other securities	15,067	166	—	—	15,067	166

Total temporarily impaired securities	$169,893	$1,842	$3,730	$151	$173,623	$1,993

        The Company's investment portfolio included 43 securities in an unrealized loss position at December 31, 2003. The Company's methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company's intent to hold the investment for a period of time sufficient to allow for recovery of its costs.

        During the year ended December 31, 2003, there was a significant deterioration in the credit quality of one of the Company's holdings, Continental Airlines. Accordingly, the Company recorded an other-than-temporary impairment of $837 for this security. During May 2003, this security was sold at a realized gain of $426. During the year ended December 31, 2002, there was a significant deterioration in the credit quality of two of the Company's holdings in the telecommunications sector. The Company recognized a realized loss of $2,020 for one of these securities which was sold in June 2002. In addition, the Company recorded an other-than-temporary impairment charge of $1,043 for the other telecommunications security. During September 2002, this security was sold at a realized loss of $79. For the periods October 16, 2001 through December 31, 2001 and January 1, 2001 through October 15, 2001, there were no significant deteriorations in the credit quality of any of the Company's holdings and the Company did not record any other-than-temporary impairment charges relating to the Company portfolio of investment securities.

Net Investment Income

        The components of net investment income were as follows:

	Successor		Predecessor
	Year ended December 31,		October 16- December 31,	January 1- October 15,
	2003	2002	2001	2001
Interest and dividends on fixed maturities	$26,806	$26,618	$5,433	$22,619
Interest on cash and cash equivalents	234	373	64	319
Other	11	56	22	45

Total invesment income	27,051	27,047	5,519	22,983
Investment expenses	965	905	160	737

Net investment income	$26,086	$26,142	$5,359	$22,246

5.     Equipment and Leasehold Improvements

        As part of the application of purchase accounting, equipment and leasehold improvements with a net book value of $3,274 on the date of the Acquisition were reduced to zero. Equipment and leasehold improvements at December 31, 2003 and 2002 represent those items purchased subsequent to October 16, 2001. At December 31, 2003 and 2002, the Company held equipment and leasehold improvements with a carrying value of $1,309 and $642, which is net of accumulated depreciation of $415 and $84, respectively.

        Depreciation and amortization expense for the years ended December 31, 2003 and 2002, for the period October 16, 2001 through December 31, 2001, and for the predecessor period ended October 15, 2001, was $331, $84, $0, and $1,303, respectively.

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

        For the successor period ended December 31, 2001, no compensation expense was recorded related to the SARs. Upon the close of the IPO, compensation expense related to the SARs of $529 was recognized as a charge to earnings.

Management Subscription Agreements

        On October 16, 2001, the Company entered into a management subscription agreement with certain employees. The management subscription agreement contained certain Company call and employee put options that allowed the employee to put the stock owned by the employee at the time of exercise at a price based upon a formula calculation to the Company under certain circumstances outside of the Company's control and within the employee's control (e.g., employee retirement or resignation). The management subscription agreement was being accounted for as a variable plan in accordance with EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44", whereby employee compensation expenses were being recorded over the period of service of the employee in accordance with FIN 28. Compensation expense related to the management subscription agreement totaled $0, $4,476 and $1,121 for the years ended December 31, 2003 and 2002 and the successor period ended December 31, 2001, respectively.

        The management subscription agreements, including the Company call and employee put options, terminated upon the IPO, at which point variable plan accounting ceased and the liability accrued at the IPO date was re-classified to paid-in capital.

Restricted Stock Plan

        On October 16, 2001, the Company implemented a Restricted Stock Plan and entered into Executive Restricted Stock Award Agreements under this plan with two employees of the Company. Under these agreements, 290,500 restricted shares of common stock, the maximum number that could be granted or sold under the plan, were sold at a cost of $0.43 per share, which approximated the fair value of the shares at the date of the sale. The Restricted Stock Plan permits the Board to grant restricted shares of common stock to select employees of the Company or any of its affiliates. The Board has the right to amend or terminate the Restricted Stock Plan at any time, subject to certain limitations, but no amendment or termination may alter the rights of a participant under any awards previously granted. The restricted shares were subject to the put and call provisions of the Management Subscription Agreement, which under certain circumstances may have required the Company to purchase the restricted shares at a price based upon a formula calculation. These put and call provisions were accounted for in accordance with EITF 00-23 whereby employee compensation expense was recorded over the period of service of the employee in accordance with FIN 28. Compensation expense related to these agreements was $0, $470 and $120 for the years ended December 31, 2003 and 2002 and the successor period ended December 31, 2001, respectively.

        These restricted shares vested in full and the related put and call provisions terminated upon the IPO.

ESOP Plan

        Prior to the Acquisition, TBC had a leveraged employee stock ownership plan (the "ESOP") with a 30% interest in the issued and outstanding common stock of TBC (287,700 shares). The ESOP covered substantially all employees and was subject to the applicable provisions of ERISA. The ESOP was noncontributory on the part of participants and employer contributions were made at the discretion of the Board. In conjunction with the establishment of the ESOP, TBC obtained a loan of $36,000 to finance the purchase of 30% of TBC's shares. The loan was collateralized by shares of TBC held by the ESOP but unallocated to ESOP participants. The ESOP was accounted for in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Compensation expense related to the ESOP was $4,671 for the predecessor period from January 1, 2001 through October 15, 2001. There was no compensation expense for the successor periods ended December 31, 2001, or the years ended December 31, 2003 and 2002 related to the ESOP. The Company filed to terminate the ESOP in conjunction with the Acquisition. During 2002, a favorable determination was received from the IRS for the proposed termination date of October 16, 2001.

XSOP Plan

        Prior to the Acquisition, TBC also had a supplemental executive stock ownership plan (the "XSOP"). The XSOP provided certain employees not eligible to fully participate in the ESOP under the applicable provisions of the Internal Revenue Code and ERISA with benefits they would have been entitled to under the provisions of the ESOP. Total compensation expense related to the XSOP during the predecessor period ended October 15, 2001 was $1,119. The net credit to compensation expense for the predecessor period ended October 15, 2001 is comprised of a credit to compensation expense of $2,478 resulting from the revaluation of the December 31, 2000 XSOP obligation at the 2001 fair value of TBC's shares and an expense of $1,359 relating to the compensation earned by employees in the 2001 predecessor period. There was no compensation expense for the successor period ended December 31, 2001 and the years ended December 31, 2003 and 2002 related to the XSOP. There was no XSOP obligation at December 31, 2002. The XSOP Plan was terminated in conjunction with the Acquisition.

The Safety Insurance 401(k) Retirement Plan

        In 1995, upon the inception of the ESOP, management discontinued all employer and employee contributions to its then existing qualified defined contribution profit-sharing/retirement plan (the "Retirement Plan"). As a result, the rights of each participant to his /her account on the date of the discontinuance of contributions, to the extent of the fair market value under the general investment fund, became fully vested and nonforfeitable.

        With the termination of the ESOP, the Company re-established the previously frozen Retirement Plan, effective January 1, 2002. The Retirement Plan is a defined contribution plan which is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan, and was allowed to contribute on a pre-tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). Under the Retirement Plan, the Company shall make a matching contribution in an amount equal to 75% of the first 8% the participant contributed during the Retirement Plan year to those participants who during the Retirement Plan year have contributed from their pay to their Retirement Plan account, who started working for the Company by July 1, who worked 1,000 hours and who were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $969 and $567 for the years ended December 31, 2003 and 2002, respectively.

Management Omnibus Incentive Plan

        On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan ("the Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options, SARs and restricted stock awards. A summary of stock options granted under the Incentive Plan as of December 31, 2003, is as follows:

Effective Date	Number of Option Granted	Exercise Price per Share	Vesting Terms	Expiration Date
November 27, 2002	379,000	$12.00(1)	over 5 years, 20% annually	November 27, 2012
February 20, 2003	99,000	$13.30(2)	over 5 years, 20% annually	February 20, 2013
March 31, 2003	292,000	$13.03(2)	over 3 years, 30%-30%-40%	March 31, 2013
August 21, 2003	10,000	$15.89(2)	over 5 years, 20% annually	August 21, 2013

(1)
The exercise price is equal to the IPO price of our common stock.

(2)
The exercise price is equal to the closing price of our common stock on the grant date.

        The Board and the Compensation Committee intend to issue more options under the Incentive Plan in the future, not to exceed the maximum number of shares to be granted. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000. On December 31, 2003, there were 479,000 shares available for future grants.

        The following table summarizes activity and outstanding options under the plan:

	2003		2002
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	379,000	$12.00	—	$—
Granted during the year	401,000	13.17	379,000	12.00
Forfeited during the year	(9,000)	13.30	—	—
Excersized during the year	—	—	—	—

Outstanding at end of year	771,000	12.59	379,000	12.00

7.     Commitments and Contingencies

Lease Commitments

        The Company has various noncancelable long-term operating leases. The approximate minimum annual rental payments due under these lease agreements as of December 31, 2003 are as follows:

2004	$2,659
2005	2,724
2006	2,724
2007	2,788
2008	2,895

Total minimum lease payments	$13,790

        Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense was $2,718, $2,737 for the years ended December 31, 2003 and 2002, respectively, $1,997 for the period January 1, 2001 through October 15, 2001, and $536 for the period October 16, 2001 through December 31, 2001. All leases expire prior to 2009. The Company expects that in the normal course of business, leases that expire will be renewed.

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

        Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund ("Insolvency Fund"). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer. It is anticipated that there will be additional assessments from time to time relating to various insolvencies. In 2003, 2002 and 2001, the Company received notice of assessments from the Insolvency Fund amounting to $3,423, $2,103 and $1,398, which it expensed for the years ended December 31, 2003, 2002 and 2001, respectively.

8.     Debt

New Secured Revolving Credit Facility

        At the closing of the IPO, the Company repaid its existing credit facility and obtained a new $30,000 revolving credit facility. The purpose of the new credit facility, combined with the net proceeds of the IPO, was to repay an aggregate of $96,843 of indebtedness (including accrued interest), thereby paying off the Company's secured term loan, subordinated notes, and secured revolving credit facility. The obligations of the Company under the new credit facility are collateralized by (i) a 100% pledge of the stock of Safety Insurance Company, Inc., RBS, Inc. and TBIA, and (ii) a perfected first priority security interest, subject to permitted liens, in all of the assets, whenever acquired, of TBC, RBS, Inc. and TBIA. Loans under the new credit facility bear interest at the Company's option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of the bank's prime rate or 1/2% above the federal funds rate plus 1.5% per annum. The new credit facility is due and payable at the maturity date, which is November 27, 2005. Interest only is payable prior to maturity.

        At December 31, 2003 and 2002, the Company had utilized advances of $19,956. The interest rate was 2.81% at December 31, 2003 and an average of 3.22% for the year ended December 31, 2003. The interest rate was 3.20% at December 31, 2002 and an average of 3.34% for the year ended December 31, 2002.

        The new credit facility contains specific financial and operating covenants, including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. The Company is in compliance with these debt covenants at December 31, 2003.

Secured Revolving Credit Facility and Term Loan

        As part of the funding for the Acquisition, the Company entered into a $20,000 revolving credit facility and a $55,000 senior secured term loan with a bank in October 2001. The obligations of the Company on these loans were collateralized by (i) a 100% pledge of the stock of Safety Insurance Company, RBS, Inc. and TBIA, and (ii) a perfected first priority security interest, subject to permitted liens, in all of the assets, whenever acquired, of TBC, RBS, Inc. and TBIA. Both loans bore interest at LIBOR plus 3.75%. The Company utilized the net proceeds from the IPO and the new secured revolving credit facility to repay $66,550 of indebtedness (including accrued interest), thereby paying off this prior credit facility.

Subordinated Notes

        The Company also issued $30,000 of senior subordinated notes to obtain funds for the Acquisition. Interest was payable semi-annually on each April 30 and October 31. The senior subordinated notes were to mature December 31, 2011 and could be redeemed at the option of the Company prior to maturity with no redemption premium or penalty. The senior subordinated notes bore an interest rate of 13%. The Company utilized the net proceeds from the IPO and the new secured revolving credit facility to repay $30,293 of indebtedness (including accrued interest), thereby paying off these notes.

        The Company incurred interest expense of $646, $7,254, $1,823, and $550 for the years ended December 31, 2003 and 2002, for the period October 16, 2001 through December 31, 2001, and for the period January 1, 2001 through October 15, 2001, respectively, related to all debt outstanding during these periods.

Capital Lease Obligation

        During 2003, the Company entered in to a three-year term lease agreement to finance the acquisition of new equipment. Minimum payments due under this capital lease obligation are as follows:

2004	$214
2005	233
2006	233
2007	19

Total minimum lease payments	$699

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

        The preferred stock was redeemable at any time at the option of the Company at the stock's liquidation preference plus any accrued dividends. The stock was mandatorily redeemable (at the issue price) at the earlier of October 16, 2012 or upon a change in control of the Company.

        The holders of the preferred stock agreed to amend the terms of the preferred stock to cause it to automatically convert into common stock upon the closing of the IPO at the IPO price. Based upon the $12.00 per share IPO price, 1,866,665 additional common shares were issued in connection with this Preferred Share Exchange upon the close of the IPO.

        The preferred stock at December 31, 2001 was carried in the financial statements at its liquidation preference of $22,400 plus accrued dividends of $280. A total of $1,499 of dividends was accrued through the closing of the IPO and paid to the holders of the preferred stock concurrent with the Preferred Share Exchange.

10.   Reinsurance

        The Company cedes insurance to CAR and to other reinsurers. The Company has a property catastrophe excess of loss agreement and a casualty excess of loss agreement which qualify as reinsurance treaties and are designed to protect against large or unusual loss and LAE activity. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

        The Company is subject to concentration of credit risk with respect to reinsurance ceded to CAR. At December 31, 2003 and 2002, respectively, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $106,808 and $92,798 and prepaid reinsurance premiums of $28,859 and $26,779 were associated with CAR. The Company's participation in CAR resulted in assumed net losses of $48,367 and $38,589 for the years ended December 31, 2003 and 2002, respectively, $6,905 for the period October 16, 2001 through December 31, 2001, and $21,316 for the period January 1, 2001 through October 15, 2001.

        As a servicing carrier for CAR, the Company has entered into service contracts with other insurance carriers under which the Company services the residual market business assigned to the carriers by CAR (the "buyout program"). Business generated through the buyout program is 100% ceded to the applicable carrier and serviced for a fee. Servicing carrier fees amounted to $548 and $499 for the years ended December 31, 2003 and 2002, respectively, $87 for the period October 16, 2001 through December 31, 2001, and $371 for the period January 1, 2001 through October 15, 2001.

        The effect of reinsurance on net written and earned premiums and losses and LAE is as follows:

	Successor			Predecessor
	Year Ended December 31,		October 16- December 31,	January 1- October 15,
	2003	2002	2001	2001
Written Premiums
Direct	$571,545	$516,556	$80,238	$391,628
Assumed	69,625	69,243	13,582	31,587
Ceded	(74,200)	(68,185)	(10,840)	(40,729)

Net written premiums	$566,970	$517,614	$82,980	$382,486

Premiums Earned
Direct	$544,664	$493,722	$97,050	$351,011
Assumed	67,276	55,873	13,438	34,092
Ceded	(71,692)	(60,339)	(10,313)	(38,005)

Net premiums earned	$540,248	$489,256	$100,175	$347,098

Loss and LAE
Direct	$431,461	$380,151	$70,139	$293,803
Assumed	96,748	76,227	15,643	45,885
Ceded	(107,240)	(81,200)	(10,223)	(63,305)

Net loss and LAE	$420,969	$375,178	$75,559	$276,383

11.   Loss and Loss Adjustment Expense Reserves

        The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown, in the Company's consolidated financial statements for the periods indicated:

	Successor			Predecessor
	Year Ended December 31,		October 16- December 31,	January 1- October 15,
	2003	2002	2001	2001
Reserves for losses and LAE, beginning of year/period	$333,297	$302,556	$307,655	$302,131
Less reinsurance recoverable on unpaid losses and LAE	(66,661)	(75,179)	(83,501)	(90,297)

Net reserves for losses and LAE, beginning of year/period	266,636	227,377	224,154	211,834

Incurred losses and LAE, related to:
Current year	420,788	377,440	76,262	282,983
Prior years	181	(2,262)	(703)	(6,600)

Total incurred losses and LAE	420,969	375,178	75,559	276,383

Paid losses and LAE related to:
Current year	240,501	217,778	58,168	164,215
Prior years	137,092	118,141	14,168	99,848

Total paid losses and LAE	377,593	335,919	72,336	264,063

Net reserves for losses and LAE, end of year/period	310,012	266,636	227,377	224,154
Plus reinsurance recoverables on unpaid losses and LAE	73,539	66,661	75,179	83,501

Reserves for losses and LAE, end of year/period	$383,551	$333,297	$302,556	$307,655

        At the end of each period, the reserves were re-estimated for all prior accident years and were increased by $181 for the year ended December 31, 2003 and decreased by $2,262, $703, and $6,600 for the year ended December 31, 2002, the period October 15, 2001 through December 31, 2001, and the the period January 1, 2001 through October 15, 2001, respectively. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future.

        Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

12.   Related Party Transactions

        Upon closing of the IPO, the Company paid TJC Management Corporation, an affiliate of the Jordan Company ("TJC"), a $4,000 termination fee related to the annual fee that ceased at the IPO, as agreed with TJC under the amended management agreement. This has been included in other expenses in the statement of operations for the year ended December 31, 2002.

        During 2001, the Company entered into a ten-year management consulting agreement with TJC, an affiliate of The Jordan Company. Under the management consulting agreement, TJC rendered consulting services to the Company in connection with financial and business affairs, relationships with lenders, shareholders and other third parties, and the expansion of the Company's business. The Agreement was to automatically renew for successive one-year terms starting December 31, 2011 unless terminated pursuant to its provisions. Under the Agreement, the Company was required to pay an annual management fee of $1,000 in quarterly installments.

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

        Upon consummation of the Acquisition, the Company paid TJC a closing fee of $2,500 in lieu of any fee otherwise payable to TJC as described above. This has been included in transaction expenses in the statement of operations for the successor period ended December 31, 2001.

        In connection with the Acquisition, each member of the executive management team issued a recourse promissory note to, and entered into a pledge agreement with the Company. Pursuant to the notes, the Company loaned management an aggregate of $695 in order to purchase common stock in connection with the Acquisition and the Restricted Stock Plan. Pursuant to pledge agreements, the management team pledged the common stock back to the Company as security for the loans made under the promissory notes. The notes bear interest at a rate of 5% annually and are due and payable on the earlier of December 31, 2011 or 90 days after any management team member ceases to be an employee of the Company. Each member may prepay his note at any time without penalty. During the year ended December 31, 2003, the Company received $715 in payments of outstanding loan principal and accrued interest. At December 31, 2003 and 2002, the loans are carried in the financial statements at $34 and $737 which represents the outstanding principal and accrued interest on the notes. Such loans have been recorded as contra-equity in accordance with the accounting policy described in Note 3.

13.   Income Taxes

        Provision for income taxes have been calculated in accordance with the provision of Statement No. 109. A summary of the income tax expense (benefit) in the Consolidated Statements of Income is shown below:

	Successor			Predecessor
	Year ended December 31,		October 16- December 31,	January 1- October 15,
	2003	2002	2001	2001
Current Income Taxes:
Federal	$12,569	$1,360	$264	$773
State	2	2	1	(113)

	12,571	1,362	265	660

Deferred Income Taxes:
Federal	(1,666)	136	(2,086)	849
State	156	(218)	155	169

	(1,510)	(82)	(1,931)	1,018

Total income tax expense (benefit)	$11,061	$1,280	$(1,666)	$1,678

        The income tax expense (benefit) attributable to the consolidated results of operations are different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows:

	Successor			Predecessor
	Year ended December 31,		October 16- December 31,	January 1- October 15,
	2003	2002	2001	2001
Federal income tax expense (benefit), at statutory rate	$13,840	$4,109	$(2,544)	$2,556
Tax-exempt investment income, net	(3,029)	(2,313)	(415)	(1,652)
State taxes, net	103	(140)	102	36
ESOP	—	—	(1)	(126)
Transaction costs	—	280	1,214	691
Changes in tax estimates	—	(601)	—	42
Rate differential	—	(100)	(37)	—
Other, net	147	45	15	131

Total income tax expense (benefit)	$11,061	$1,280	$(1,666)	$1,678

        The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company's consolidated federal tax return group. Its components were as follows:

	December 31,
	2003	2002
Deferred tax assets:
Discounting of loss reserves	$9,215	$8,265
Discounting of unearned premium reserves	20,251	18,190
Bad debt allowance	199	226
Depreciation	956	1,352
Employee benefits	236	304
Alternative minimum tax credits	—	166
Transaction related costs	875	1,153
State loss carryforwards	3,551	3,076
Other	192	185

Total deferred tax assets before valuation allowance	35,475	32,917
Valuation allowance for deferred tax assets	(3,551)	(3,076)

Total deferred tax assets, net of valuation allowance	31,924	29,841

Deferred tax liabilities:
Deferred acquisition costs	(14,062)	(12,781)
Investments	(1,363)	(2,186)
Net unrealized gains on investments	(6,812)	(7,711)
Pro forma premium acquisition expenses	(995)	(918)

Total deferred tax liabilities	(23,232)	(23,596)

Net deferred tax asset	$8,692	$6,245

        Gross deferred income tax assets prior to valuation allowances totaled $35,475 and $32,917 at December 31, 2003 and 2002, respectively. Gross deferred income tax liabilities totaled $23,232 and $23,596 at December 31, 2003 and 2002, respectively.

        The Company believes, based upon consideration of objective and verifiable evidence, including its recent earnings history and its future expectations, that the Company's taxable income in future years will be sufficient to realize all federal deferred tax assets. A valuation allowance of $3,551 and $3,076 was established in 2003 and 2002 against state net operating loss carryforwards. This valuation allowance is based upon management's assessment that it is more likely than not that the Company will not be able to utilize these state deferred tax assets. There were available alternative minimum tax credit carry forwards of $0 and $166 at December 31, 2003 and 2002, respectively.

        The Company has been notified that certain federal income tax returns will be audited by the Internal Revenue Service. In the Company's opinion, adequate tax liabilities have been established for all years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company's ultimate liability are revised. Tax years prior to 2000 are closed.

14.   Statutory Net Income and Surplus

Statutory Accounting Practices

        The Company's Insurance Subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Statutory net income of the Company's insurance subsidiaries was $28,480, $21,496, and $10,300 for the years ended December 31, 2003, 2002 and 2001, respectively. Statutory capital and surplus of the Company's insurance subsidiaries was $258,551 and $234,204 at December 31, 2003 and 2002, respectively. In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance, which replaces the current accounting practices and procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas, e.g., deferred income taxes are recorded. The Division has adopted the codification guidance, effective January 1, 2001. The effect of adoption was an increase to the statutory capital and surplus of the Company's insurance subsidiaries of approximately $16,162.

Dividends

        The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the "Commissioner"). Massachusetts' statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. The Company's insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts' statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2003, the statutory surplus of Safety Insurance was $258,551, and its net income for 2003 was $27,007. A maximum of $27,007 will be available by the end of 2004 for such dividends without prior approval of the Commissioner.

15.   Fair Value of Financial Instruments

        The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," and, therefore, are not included in the amounts discussed.

        At December 31, 2003 and 2002, investments in fixed maturities had a fair value, which equaled carrying value, of $673,636 and $603,886, respectively. There were no investments in fixed maturities for which a quoted market price or dealer price was not available at December 31, 2003 and 2002, respectively.

        The carrying values of cash and cash equivalents and investment income accrued approximates fair value.

        At December 31, 2003 and 2002, the carrying value of $19,956 of the secured revolving credit facility approximated its fair value as described in Note 8.

16.   Quarterly Results of Operations

        An unaudited summary of the Company's 2003 and 2002 quarterly performance is as follows:

	Year ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$142,415	$153,930	$146,094	$149,355
Net income	2,882	13,130	6,729	5,741
Net income available to common shareholders	2,882	13,130	6,729	5,741
Earnings per common share:
Net income available to common shareholders
Basic	0.19	0.86	0.44	0.38
Diluted	0.19	0.86	0.44	0.37
Cash dividends paid per common share	0.07	0.07	0.10	0.10
	Year ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$129,695	$130,103	$133,326	$136,165
Net income	3,384	2,085	3,720	1,272
Net income available to common shareholders	3,048	1,749	3,384	1,061
Earnings per common share:
Net income available to common shareholders
Basic	0.55	0.32	0.61	0.12
Diluted	0.53	0.30	0.58	0.12
Cash dividends paid per common share	—	—	—	—

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are adequate and effective and ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

        There have been no significant changes in our internal controls or in factors that could significantly affect internal controls, subsequent to the most recent evaluation of such controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information called for by Item 401 of Regulation S-K, regarding directors, executive officers, promoters and control persons, and not provided in Part I. Item 4A, "Executive Officers of the Registrant", will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 21, 2004 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2003 (the Company's fiscal year end), and such information is incorporated herein by reference.

        The information called for by Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Exchange Act and disclosures regarding delinquent filers will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 21, 2004 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2003 (the Company's fiscal year end), and such information is incorporated herein by reference.

        The information called for by Item 406 of Regulation S-K regarding the Company's code of ethics can be found on the Company's public website located on the internet at www.SafetyInsurance.com under "About Safety" and "Investor Information".

ITEM 11. EXECUTIVE COMPENSATION

        The information called for by this Item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 21, 2004 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2003 (the Company's fiscal year end), and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by this Item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 21, 2004 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2003 (the Company's fiscal year end), and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this Item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 21, 2004 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2003 (the Company's fiscal year end), and such information is incorporated herein by reference.

ITEM 14. PRINCIPLES ACCOUNTING FEES AND SERVICES

        The information called for by this Item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 21, 2004 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2003 (the Company's fiscal year end), and such information is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this report:

1.
Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2003 are contained herein as listed in the Index to Consolidated Financial Statements on page 51.

2.
Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules on page 87.

3.
Exhibits: The exhibits are contained herein as listed in the Index to Exhibits on page 97.

(b)
The following reports were filed on Form 8-K were filed during the quarter ended December 31, 2003:

Item 12, Results of Operations and Financial Condition, Form 8-K filed on November 12, 2003 to furnish the Company's press release dated November 12, 2003, announcing third quarter 2003 results.

SAFETY INSURANCE GROUP, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

		Page
PricewaterhouseCoopers' Report of Independent Auditors		88
Schedules
I	Summary of Investments—Other than Investments in Related Parties	89
II	Condensed Financial Information of the Registrant	90
III	Supplementary Insurance Information	92
IV	Reinsurance	93
V	Valuation and Qualifying Accounts	94
VI	Supplemental Information Concerning Property and Casualty Insurance Operations	95

Report of Independent Auditors on
Financial Statement Schedules

To the Board of Directors and Shareholders
of Safety Insurance Group, Inc.:

        Our audits of the consolidated financial statements referred to in our reports dated March 12, 2004 and March 15, 2002 appearing in the 2003 Annual Report to Shareholders of Safety Insurance Group, Inc. on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 12, 2004

Safety Insurance Group, Inc

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2003—Successor

(Dollars in thousands)

Column A	Column B	Column C	Column D
Type of Investment	Cost	Fair Value	Amount at which shown on the Balance Sheet
Fixed maturities:
Bonds:
U.S. government and government agencies and authorities	$141,401	$142,755	$142,755
States, municipalities and political subdivisions	301,101	310,283	310,283
Corporate bonds	201,987	210,311	210,311
Redeemable preferred stocks	9,686	10,287	10,287

Total fixed maturities	654,175	673,636	673,636

Total investments	$654,175	$673,636	$673,636

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheet

Schedule II

(Dollars in thousands)

	Successor
	December 31, 2003	December 31, 2002
Assets
Investments in consolidated affiliates	$271,118	$249,652
Federal income tax receivable	404	—

Total Assets	$271,522	$249,652

Liabilities
Accounts payable and other liabilities	$3,502	$4,400

Total Liabilities	3,502	4,400

Shareholders' Equity	268,020	245,252

Total Liabilities and Shareholders' Equity	$271,522	$249,652

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statement of Income and Comprehensive Income

Schedule II

(Dollars in thousands)

	Successor
	Year Ended December 31, 2003	Year Ended December 31, 2002	October 16 - December 31, 2001
Revenues	$11	$35	$—
Expenses	604	13,336	4,766

Pretax loss	(593)	(13,301)	(4,766)
Income tax benefit	—	1,073	793

Net loss	(593)	(12,228)	(3,973)
Earnings from consolidated affiliates	29,075	22,689	115,894

Consolidated net income	28,482	10,461	111,921
Other net comprehensive (loss) income, after tax	(1,671)	18,778	(4,457)

Consolidated comprehensive net income	$26,811	$29,239	$107,464

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statement of Cash Flows

Schedule II
(Dollars in thousands)

	Successor
	Year Ended December 31, 2003	Year Ended December 31, 2002	October 16 - December 31, 2001
Net income	$28,482	$10,461	$111,921
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings in consolidated subsidiaries	(29,075)	(22,689)	(113,759)
Termination of stock subscription agreements	—	6,187	—
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(898)	2,128	2,272
Deferred income taxes	—	(1,073)	(434)

Net cash used for operating activities	(1,491)	(4,986)	—

Contribution to subsidiaries	—	(50,440)	(54,205)
Dividends received from consolidated subsidiaries	5,976	5,106	—

Net cash provided by (used for) investing activities	5,976	(45,334)	(54,205)

Payment of long-term debt	—	(30,000)	—
Net proceeds from issuance of common stock	—	81,819	1,805
Dividends paid	(5,188)	(1,499)	—
Payments on promissory notes from management	715	—	—
Proceeds from issuance of mandatorily redeemable preferred stock	—	—	22,400
Proceeds from issuance of debt	—	—	30,000
Other	(12)	—	—

Net cash (used for) provided by financing activities	(4,485)	50,320	54,205

Net (decrease)/increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year/period	—	—	—

Cash and cash equivalents, end of year/period	$—	$—	$—

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses, and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Years Ended:
Successor December 31, 2003	$40,177	$383,551	$301,227	—
Successor year ended December 31, 2003					$540,248	$26,086	$420,969	$82,203	$48,433	$566,970
Successor December 31, 2002	36,992	333,297	271,998	—
Successor year ended December 31, 2002					489,256	26,142	375,178	69,644	59,222	517,614
Successor December 31, 2001	31,598	302,556	235,794	—
Successor period October 16, 2001 to December 31, 2001					100,175	5,359	75,559	13,424	16,384	82,980
Predecessor period January 1, 2001 to October 15, 2001					347,098	22,246	276,383	46,513	41,485	382,486

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Total Premiums	Gross Amount	Ceded to Other Companies	Assumed from from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years ended:
Successor December 31, 2003	$544,664	$71,692	$67,276	$540,248	12.5%
Successor December 31, 2002	493,722	60,339	55,873	489,256	11.4%
Successor period October 16, 2001 to December 31, 2001	97,050	10,313	13,438	100,175	13.4%
Predecessor period January 1, 2001 to October 15, 2001	351,011	38,005	34,092	347,098	9.8%

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

Column A	Column B	Column C-Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
December 31, 2003:
Allowance for Doubtful Accounts	$548	$(64)	$—	$—	$484
December 31, 2002:
Allowance for Doubtful Accounts	226	322	—	—	548
December 31, 2001:
Allowance for Doubtful Accounts	90	136	—	—	226

Safety Insurance Group, Inc.

Supplemental Information Concerning Property—Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

							Column H
Column A		Column C					Claims and Claim Adjustment Expenses Incurred Related to
	Column B		Column D	Column E	Column F	Column G			Column I	Column J	Column K
		Reserves for Unpaid Claims and Claims Adjustment Expenses
Affiliations with Registrant	Deferred Policy Acquisition Costs		Discount, if any, deducted in Column C	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Years	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
2003	$40,177	$383,551	$—	$301,227	$540,248	$26,086	$420,788	$181	$82,203	$377,593	$566,970
2002	36,992	333,297	—	271,998	$489,256	$26,142	$377,440	$(2,262)	$69,644	$335,919	$517,614
2001	31,598	302,556	—	235,794	—	—	—	—	—	—	—
Successor period October 16, 2001 to December 31, 2001					100,175	5,359	76,262	(703)	13,424	72,336	82,980
Predecessor period January 1, 2001 to October 15, 2001					347,098	22,246	282,983	(6,600)	46,513	264,063	382,486

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)
Date: March 15, 2004
	By:	/s/ DAVID F. BRUSSARD David F. Brussard President, Chief Executive Officer and Director

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David F. Brussard and William J. Begley, Jr., and each of them individually, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each such attorney-in-fact and agent, or his substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, to all intents and purposes and as fully as he might or could do in person, hereby ratifying and confirming all that each such attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ DAVID F. BRUSSARD David F. Brussard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004
/s/ WILLIAM J. BEGLEY, JR. William J. Begley, Jr.	Chief Financial Officer, Vice President and Secretary (Principal Financial and Accounting Officer)	March 15, 2004
/s/ BRUCE R. BERKOWITZ Bruce R. Berkowitz	Director	March 15, 2004
/s/ A. RICHARD CAPUTO, JR. A. Richard Caputo, Jr.	Director	March 15, 2004
/s/ PETER J. MANNING Peter J. Manning	Director	March 15, 2004
/s/ DAVID K. MCKOWN David K. McKown	Director	March 15, 2004

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Merger Agreement dated May 31, 2001 by and among Safety Holdings, Inc., Safety Acquisition, Inc., Thomas Black Corporation and the stockholders of Thomas Black Coporation**
2.2	First Amendment to the Merger Agreement, dated July 17, 2001 by and among Safety Holdings, Inc., Safety Merger Co., Inc. and Thomas Black Corporation**
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.**
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.**
4	Form of Stock Certificate for the Common Stock**
10.1	Lease Agreement between Thomas Black Corporation and Aman, Inc. for the lease of office space located on the 1st through 5th, 11th and 12th floors of 20 Custom House Street, Boston, Massachusetts, dated June 11, 1987, and as amended on October 11, 1988, September 14, 1989, September 19, 1990, February 23, 1994 and December 20, 1996.**
10.2	Stockholders Agreement of Safety Holdings, Inc., dated October 16, 2001.(1)**
10.3	Purchase Agreement between Safety Holdings, Inc. and JZ Equity Partners plc, dated as of October 15, 2001.**
10.4	Subscription Agreement by and among Safety Holdings, Inc. and the Management Team, dated as of October 16, 2001.(1)**
10.5	Subscription Agreement by and among Safety Holdings, Inc. and John W. Jordan II Revocable Trust, Leucadia Investors, Inc., David W. Zalaznick, Jonathan F. Boucher, Adam E. Max, A. Richard Caputo, Jr., Paul Rodzevik, Brian Higgins, Douglas J. Zych and Robert D. Mann, dated as of October 16, 2001.**
10.6	Promissory Note between Safety Holdings, Inc. and David F. Brussard, dated October 16, 2001.(1)**
10.7	Promissory Note between Safety Holdings, Inc. and David F. Brussard, dated October 16, 2001.(1)**
10.8	Promissory Note between Safety Holdings, Inc. and Daniel F. Crimmins, dated October 16, 2001.(1)**
10.9	Promissory Note between Safety Holdings, Inc. Robert J. Kerton, dated October 16, 2001.(1)**
10.10	Promissory Note between Safety Holdings, Inc. and Daniel D. Loranger, dated October 16, 2001.(1)**
10.11	Promissory Note between Safety Holdings, Inc. and Daniel D. Loranger, dated October 16, 2001.(1)**
10.12	Promissory Note between Safety Holdings, Inc. and Edward N. Patrick, Jr., dated October 16, 2001.(1)**
10.13	Pledge Agreement between Safety Holdings, Inc. and David F. Brussard, dated October 16, 2001.(1)**
10.14	Pledge Agreement between Safety Holdings, Inc. and David F. Brussard, dated October 16, 2001.(1)**
10.15	Pledge Agreement between Safety Holdings, Inc. and Daniel F. Crimmins, dated October 16, 2001.(1)**
10.16	Pledge Agreement between Safety Holdings, Inc. and Robert J. Kerton, dated October 16, 2001.(1)**
10.17	Pledge Agreement between Safety Holdings, Inc. and Daniel D. Loranger, dated October 16, 2001.(1)**

10.18	Pledge Agreement between Safety Holdings, Inc. and Daniel D. Loranger, dated October 16, 2001.(1)**
10.19	Pledge Agreement between Safety Holdings, Inc. and Edward N. Patrick, Jr., dated October 16, 2001.(1)**
10.20	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001.**
10.21	Management Consulting Agreement by and among TJC Management Corporation and Safety Holdings, Inc., dated October 16, 2001.**
10.22	Form of First Amendment to the Management Consulting Agreement by and among TJC Management Corporation and Safety Group.**
10.23	2001 Restricted Stock Plan(1)**
10.24	Executive Incentive Compensation Plan(1)**
10.25	2002 Management Omnibus Incentive Plan(1)**
10.26	Employment Agreement by and between Safety Insurance Company, Inc. and David F. Brussard, dated October 16, 2001.(1)**
10.27	Employment Agreement by and between Safety Insurance Company, Inc. and Edward N. Patrick, Jr., dated October 16, 2001.(1)**
10.28	Employment Agreement by and between Safety Insurance Company, Inc. and Daniel F. Crimmins, dated October 16, 2001.(1)**
10.29	Employment Agreement by and between Safety Insurance Company, Inc. and Daniel D. Loranger, dated October 16, 2001.(1)**
10.30	Employment Agreement by and between Safety Insurance Company, Inc. and Robert J. Kerton, dated October 16, 2001.(1)**
10.31	Stock Appreciation Rights Agreement by and between Safety Holdings, Inc. and David F. Brussard.(1)**
10.32	Stock Appreciation Rights Agreement by and between Safety Holdings, Inc. and Daniel F. Crimmins.(1)**
10.33	Stock Appreciation Rights Agreement by and between Safety Holdings, Inc. and Daniel D. Loranger.(1)**
10.34	Stock Appreciation Rights Agreement by and between Safety Holdings, Inc. and Robert J. Kerton.(1)**
10.35	Stock Appreciation Rights Agreement by and between Safety Holdings, Inc. and Edward N. Patrick, Jr.(1)**
10.36	Senior Subordinated Note issued to Fairholme Partners, L.P. **
10.37	Senior Subordinated Note issued to TCW/Crescent Mezzanine Trust III.**
10.38	Senior Subordinated Note issued to TCW/Crescent Mezzanine Partners III, L.P.**
10.39	Senior Subordinated Note issued to TCW/Crescent Mezzanine Partners III Netherlands, L.P.**
10.40	Senior Subordinated Note issued to J/Z CBO (Delaware), LLC.**
10.41	Senior Subordinated Note issued to JZ Equity Partners plc.**
10.42	Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective February 1, 2000.**
10.43	Reinsurance Terms Sheet between Safety Insurance Company and Swiss Re America Corporation, effective January 1, 2002.**
10.44	Excess Catastrophe Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch, effective January 1, 2002.**

10.45	Property Risk Excess of Loss Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch, effective January 1, 2002.**
10.46	Safety Insurance Group, Inc. Stock Purchase Agreement by and between Safety Insurance Group, Inc. and Fairholme Partners, L.P.**
10.47	Form of Second Omnibus Agreement by and among Safety Insurance Group, Inc. and David F. Brussard, Edward N. Patrick, Jr., William J. Begley, Jr., Daniel F. Crimmins, Daniel D. Loranger, Robert J. Kerton, David E. Krupa, Leucadia Investors, Inc., John W. Jordan II Rev. Trust, David W. Zalaznick, Jonathan F. Boucher, A. Richard Caputo, Jr., Adam E. Max, Douglas J. Zych, Brian Higgins, Paul Rodzevik, JZ Equity Partners plc, J/Z CBO (Delaware), LLC, TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Partners III (Netherlands), L.P., Fairholme Partners, L.P. and Robert D. & Ann Marie Mann, Trustees, Mann Trust, 4/16/00.(1)**
10.48	Promissory Note between Safety Holdings, Inc. and William J. Begley, Jr., dated October 16, 2001.(1)(2)
10.49	Pledge Agreement between Safety Holdings, Inc. and William J. Begley, Jr., dated October 16, 2001.(1)(2)
10.50	Employment Agreement by and between Safety Insurance Company, Inc. and William J. Begley, Jr., dated October 16, 2001.(1)(2)
21	Subsidiaries of Safety Insurance Group, Inc.**
23	Consent of PricewaterhouseCoopers LLP.(2)
24	Power of Attorney**
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

**
Incorporated herein by reference to the Registant's Registration Statement on Form S-1 (File No. 333-87056) filed April 26, 2002, as amended.

(1)
Denotes management contract or compensation plan or arrangement.

(2)
Included herein.

QuickLinks

SAFETY INSURANCE GROUP, INC. Table of Contents
PART I.
  ITEM 1. BUSINESS
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
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SAFETY INSURANCE GROUP, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors
Report of Independent Auditors
Safety Insurance Group, Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands, except share data)
Safety Insurance Group, Inc. and Subsidiaries Consolidated Statements of Operations (Dollars in thousands, except per share and share data)
Safety Insurance Group, Inc. and Subsidiaries Consolidated Statements of Changes in Shareholders' Equity (Dollars in thousands)
Safety Insurance Group, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Dollars in thousands)
Safety Insurance Group, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands)
Safety Insurance Group, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Dollars in thousands except per share and share data)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPLES ACCOUNTING FEES AND SERVICES
PART IV.
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SAFETY INSURANCE GROUP, INC. INDEX TO FINANCIAL STATEMENT SCHEDULES
Report of Independent Auditors on Financial Statement Schedules
Safety Insurance Group, Inc Summary of Investments—Other than Investments in Related Parties Schedule I At December 31, 2003—Successor (Dollars in thousands)
Safety Insurance Group, Inc. Condensed Financial Information of the Registrant Condensed Balance Sheet Schedule II (Dollars in thousands)
Safety Insurance Group, Inc. Condensed Financial Information of the Registrant Condensed Statement of Income and Comprehensive Income Schedule II (Dollars in thousands)
Safety Insurance Group, Inc. Condensed Financial Information of the Registrant Condensed Statement of Cash Flows Schedule II (Dollars in thousands)
Safety Insurance Group, Inc. Supplementary Insurance Information Schedule III (Dollars in thousands)
Safety Insurance Group, Inc. Reinsurance Schedule IV (Dollars in thousands)
Safety Insurance Group, Inc. Valuation and Qualifying Accounts Schedule V (Dollars in thousands)
Safety Insurance Group, Inc. Supplemental Information Concerning Property—Casualty Insurance Operations Schedule VI (Dollars in thousands)
SIGNATURES
POWER OF ATTORNEY
SAFETY INSURANCE GROUP, INC. INDEX TO EXHIBITS