Form 10-Q
period 2004-03-31
SAFETY INSURANCE GROUP INC
filed 2004-05-10
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 1-8993

SAFETY INSURANCE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4181699
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

20 Custom House Street, Boston, Massachusetts 02110
(Address of principal executive offices including zip code)

(617) 951-0600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of May 7, 2004, 15,334,890 Common Shares with a par value of $0.01 per share were outstanding.

SAFETY INSURANCE GROUP, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $659,477 and $654,175, respectively)	$684,723	$673,636
Cash and cash equivalents	43,567	26,284
Accounts receivable, net of allowance for doubtful accounts	148,918	134,145
Accrued investment income	7,756	7,224
Taxes receivable	—	1,484
Receivable from reinsurers related to paid loss and loss adjustment expenses	41,851	47,503
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	76,498	73,539
Prepaid reinsurance premiums	37,268	33,474
Deferred policy acquisition costs	44,169	40,177
Deferred income taxes	6,804	8,692
Equity and deposits in pools	8,084	26,989
Other assets	3,570	3,149
Total assets	$1,103,208	$1,076,296

Liabilities
Loss and loss adjustment expense reserves	$401,285	$383,551
Unearned premium reserves	337,589	301,227
Accounts payable and accrued liabilities	18,820	37,497
Taxes payable	626	—
Outstanding claims drafts	18,555	20,045
Payable for securities	2,274	—
Payable to reinsurers	26,742	45,338
Capital lease obligations	644	662
Debt	19,956	19,956
Total liabilities	826,491	808,276
Commitments and contingencies (Note 6)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; and 15,334,690 shares and 15,259,991 shares issued and outstanding, respectively	153	153
Additional paid-in capital	111,132	111,074
Accumulated other comprehensive income, net of taxes	16,411	12,650
Promissory notes receivable from management	—	(34)
Retained earnings	149,021	144,177
Total shareholders’ equity	276,717	268,020
Total liabilities and shareholders’ equity	$1,103,208	$1,076,296

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share and share data)

	Three Months Ended March 31,
	2004	2003

Net earned premiums	$143,926	$132,070
Investment income	6,823	7,029
Net realized gains (losses) on investments	517	(729)
Finance and other service income	3,745	4,045
Total revenue	155,011	142,415

Losses and loss adjustment expenses	111,312	106,628
Underwriting, operating and related expenses	33,986	31,802
Interest expenses	153	168
Total expenses	145,451	138,598

Income before income taxes	9,560	3,817
Income tax expense	3,190	935
Net income	$6,370	$2,882

Earnings per weighted average common share:
Basic	$0.42	$0.19
Diluted	$0.41	$0.19

Cash dividends paid per common share	$0.10	$0.07

Weighted average number of common shares outstanding:
Basic	15,260,283	15,259,991
Diluted	15,417,307	15,285,257

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss), Net of Taxes	Promissory Notes Receivable From Management	Retained Earnings	Total Shareholders’ Equity

Balance at December 31, 2002	$153	$110,632	$14,321	$(737)	$120,883	$245,252
Net income, January 1 to March 31, 2003					2,882	2,882
Accrued interest on promissory notes from management				(6)		(6)
Payments on promissory notes from management				531		531
Other comprehensive income, net of deferred federal income tax			2,369			2,369
Dividends paid					(1,068)	(1,068)
Balance at March 31, 2003	$153	$110,632	$16,690	$(212)	$122,697	$249,960

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss), Net of Taxes	Promissory Notes Receivable From Management	Retained Earnings	Total Shareholders’ Equity

Balance at December 31, 2003	$153	$111,074	$12,650	$(34)	$144,177	$268,020
Net income, January 1 to March 31, 2004					6,370	6,370
Payments on promissory notes from management				34		34
Other comprehensive income, net of deferred federal income tax			3,761			3,761
Unearned compensation related to restricted stock awards and other		58				58
Dividends paid					(1,526)	(1,526)
Balance at March 31, 2004	$153	$111,132	$16,411	$—	$149,021	$276,717

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2004	2003

Net income	$6,370	$2,882

Other comprehensive income, net of tax:
Change in unrealized holding gains, net of tax expense of $2,206 and $1,020, respectively	4,097	1,895
Reclassification adjustment for (gains) losses included in net income, net of tax (benefit) expense of $(181) and $255	(336)	474

Unrealized gains on securities available for sale	3,761	2,369

Comprehensive income	$10,131	$5,251

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$6,370	$2,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	1,849	1,353
Benefit for deferred income taxes	(137)	(244)
Gains on sale of fixed assets	(4)	(34)
Net realized (gains) losses on investments	(517)	729
Changes in assets and liabilities:
Accounts receivable	(14,773)	(15,669)
Accrued investment income	(532)	(533)
Receivable from reinsurers	2,693	600
Prepaid reinsurance premiums	(3,794)	(2,346)
Deferred policy acquisition costs	(3,992)	(4,791)
Other assets	19,891	14,111
Loss and loss adjustment expense reserves	17,734	16,136
Unearned premium reserves	36,362	37,507
Accounts payable and accrued liabilities	(18,677)	(17,033)
Payable to reinsurers	(18,596)	(15,351)
Other liabilities	(882)	883
Net cash provided by operating activities	22,995	18,200

Cash flows from investing activities:
Fixed maturities purchased	(27,924)	(54,332)
Proceeds from sales of fixed maturities	18,748	20,022
Proceeds from maturities of fixed maturities	5,000	—
Fixed assets purchased	(101)	(112)
Proceeds from sales of fixed assets	4	34
Net cash used for investing activities	(4,273)	(34,388)

Cash flows from financing activities:
Payments on promissory notes from management	34	531
Proceeds from exercise of stock options	53	—
Dividends paid to shareholders	(1,526)	(1,068)
Net cash used for financing activities	(1,439)	(537)

Net increase (decrease) in cash and cash equivalents	17,283	(16,725)
Cash and cash equivalents at beginning of year	26,284	34,777

Cash and cash equivalents at end of period	$43,567	$18,052

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

1.  Basis of Presentation

                The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include Safety Insurance Group, Inc. (“SIGI”) and its subsidiaries (together referred to as the “Company”). The subsidiaries consist of Thomas Black Corporation (“TBC”), Safety Insurance Company, Safety Indemnity Insurance Company, Thomas Black Insurance Agency, Inc. (“TBIA”) and RBS, Inc, TBIA’s holding company. All intercompany transactions have been eliminated.  Prior period amounts have been reclassified to conform to the current period presentation.

                On March 31, 2004, TBC merged with and into SIGI , with SIGI being the corporation surviving the merger (the “2004 Merger”).  Prior to the 2004 Merger, TBC directly owned 100% of the issued and outstanding shares of Safety Insurance Company and SIGI directly owned 100% of the issued and outstanding shares of TBC.  As a result of the 2004 Merger, SIGI now directly owns 100% of the issued and outstanding shares of Safety Insurance Company.  This change had no effect on the Company’s financial condition or results of operations as reported on a consolidated GAAP basis.

                The financial information as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2004.

                The Company is a leading provider of personal lines property and casualty insurance focused exclusively on the Massachusetts market. Its principal product line is personal automobile insurance, which accounted for 81.0% of its direct written premiums in 2003. The Company operates through its insurance company subsidiaries, Safety Insurance Company and Safety Indemnity Insurance Company (together referred to as the “Insurance Subsidiaries”).

2.  Earnings Per Common Share

                Basic earnings per common share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted average number of basic common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares and the net effect of potentially dilutive common shares. The Company’s potentially dilutive instruments consisted of 877,572 common shares under option and 70,271 common shares under restriction during the three months ended March 31, 2004, and 770,000 common shares under option during the three months ended March 31, 2003.

	Three Months Ended March 31,
	2004	2003
Weighted average number of common shares outstanding:
Weighted average number of common shares outstanding — basic	15,260,283	15,259,991
Weighted average number of common stock equivalents	157,024	25,266
Weighted average number of common shares outstanding — diluted	15,417,307	15,285,257

Earning per weighted average common share:
Basic	$0.42	$0.19
Diluted	$0.41	$0.19

3.  Investments - Fixed Maturities

                The gross unrealized appreciation (depreciation) of investments in fixed maturities securities was as follows:

	March 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S Treasury securities and obligations Of U.S. Government agencies(1)	$146,927	$2,529	$(102)	$149,354
Obligations of states and political subdivisions	299,225	11,261	(444)	310,042
Asset-backed securities	80,687	3,397	(152)	83,932
Corporate and other securities	132,638	8,825	(68)	141,395
Totals	$659,477	$26,012	$(766)	$684,723

 (1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $126,864 at amortized cost and $128,619 at estimated fair value as of March 31, 2004.  As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

                The amortized cost and the estimated fair value of fixed maturity securities, by maturity, at March 31, 2004 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2004
	Amortized Cost	Fair Value

Due in one year or less	$2,528	$2,529
Due after one year through five years	175,201	181,512
Due after five years through ten years	194,676	204,652
Due after ten years through twenty years	60,922	63,348
Due after twenty years	18,599	20,131
Asset-backed securities	207,551	212,551
Totals	$659,477	$684,723

                Gross gains of $561 and $173, and gross losses of $44 and $65 were realized on sales of fixed maturities for the three months ended March 31, 2004 and 2003, respectively.

                The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2004.

	As of March 31, 2004
	Less than 12 Months		12 Months or More		Total
	FairValue	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S Treasury securities and obligations Of U.S. Government agencies	$27,469	$(96)	$2,905	$(6)	$30,374	$(102)
Obligations of states and political subdivisions	64,204	(444)	—	—	64,204	(444)
Asset-backed securities	4,337	(25)	3,584	(127)	7,921	(152)
Corporate and other securities	7,433	(68)	—	—	7,433	(68)
Total temporarily impaired securities	$103,443	$(633)	$6,489	$(133)	$109,932	$(766)

                The Company’s investment portfolio included 31 securities in an unrealized loss position at March 31, 2004. The Company’s methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow for recovery of its costs.

                During the first quarter of 2004, there were no significant deteriorations in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.  However, during the first quarter of 2003, there was a significant deterioration in the credit quality of one of the Company’s holdings, Continental Airlines. Accordingly, during the first quarter of 2003, the Company recorded an other-than-temporary impairment of $837 for this security.  During May 2003, this security was sold at a realized gain of $426.

Net Investment Income

       The components of net investment income were as follows:

	Three Months Ended March 31,
	2004	2003

Interest and dividends on fixed maturities	$6,985	$7,214
Interest on cash and cash equivalents	89	57
Total investment income	7,074	7,271
Investment expenses	251	242
Net investment income	$6,823	$7,029

4.  Stock-Based Compensation

                On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (“the Incentive Plan”). The Incentive Plan provides for a variety of awards, including nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”) and restricted stock awards.  A summary of stock-based awards granted under the Incentive Plan during the quarter ended March 31, 2004, is as follows:

Effective Date	Type of Award		Number of Underlying Shares	Exercise Price per Option		Market value at Grant		Option Vesting or Stock Restriction Lapsing Terms	Expiration Date

March 25, 2004	stock options		111,000	$18.50	(1)	—		over 5 years, 20% annually	March 25, 2014

March 25, 2004	restricted stock	(2)	70,271	—		$18.50	(1)	over 3 years, 30%-30%-40%	N/A

(1)          The option exercise price and restricted stock market value were equal to the closing price of the Company’s unrestricted common stock on  the effective date.

(2)          The restricted stock awards were granted in respect of past services and services to be performed.  It has been determined that the value of the past services performed by the employee equals or exceeds the $0.01 per share par value of the restricted shares

                The following table summarizes activity and outstanding options under the Incentive Plan:

	March 31, 2004
	Shares	Weighted
	Under	Average
	Option	Exercise Price
Outstanding at beginning of quarter	771,000	$12.59
Granted during the quarter	111,000	18.50
Exercised during the quarter	(4,428)	18.14
Forfeited during the quarter	—	—
Outstanding at end of quarter	877,572	13.31

                The following table summarizes activity and outstanding restricted stock under the Incentive Plan:

March 31, 2004
	Shares	Weighted
	Under	Average
	Restriction	Market Price
Outstanding at beginning of quarter	—	$—
Granted during the quarter	70,271	18.50
Exercised during the quarter	—	—
Forfeited during the quarter	—	—
Outstanding at end of quarter	70,271	18.50

                The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.  The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000.  On March 31, 2004, there were 297,729 shares available for future grant.

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

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$6,370	$2,882
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(100)	(88)
Pro forma net income	$6,270	$2,794
Earnings per weighted average share:
Basic — as reported	$0.42	$0.19
Basic — pro forma	$0.41	$0.18
Diluted — as reported	$0.41	$0.19
Diluted — proforma	$0.41	$0.18

                The fair value of stock options used to compute pro forma net income and earnings per share disclosures for the three months ended March 31, 2004 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2004	2003

Dividend yield	1.95 - 2.52%	1.95 - 2.15%
Expected volatility	.20 - .28	.20
Risk-free interest rate	3.23 - 4.07%	3.35 - 3.83%
Expected holding period (in years)	7	7

5.             Loss and Loss Adjustment Expense Reserves

                The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown, in the Company’s consolidated financial statements for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Reserves for losses and LAE, beginning of year	$383,551	$333,297
Less reinsurance recoverable on unpaid losses and LAE	(73,539)	(66,661)
Net reserves for losses and LAE, beginning of year	310,012	266,636

Incurred losses and LAE, related to:
Current year	111,312	107,914
Prior years	—	(1,286)
Total incurred losses and LAE	111,312	106,628

Paid losses and LAE related to:
Current year	41,603	40,986
Prior years	54,934	51,174
Total paid losses and LAE	96,537	92,160

Net reserves for losses and LAE, end of quarter	324,787	281,104
Plus reinsurance recoverables on unpaid losses and LAE	76,498	68,329
Reserves for losses and LAE, end of quarter	$401,285	$349,433

                At the end of each period, the reserves were re-estimated for all prior accident years and were unchanged for the three months ended March 31, 2004 and decreased by $1,286 for the three months ended March 31, 2003. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future.

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

7. Income Taxes

                Federal income tax expense for the three months ended March 31, 2004 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto, which appear elsewhere in this document.  In this discussion, all dollar amounts are presented in thousands, except share and per share data.

 The following discussion contains forward-looking statements. We intend statements which are not historical in nature to be, and are hereby identified as “forward-looking statements” to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, the Company’s senior management may make forward-looking statements orally to analysts, investors, the media and others. This safe harbor requires that we specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of us. We cannot promise that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from and worse than our expectations. See “Forward-Looking Statements” on page 23 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Executive Summary

Overview

In this discussion, “Safety” or “SIGI” refers to Safety Insurance Group, Inc. and “our Company,” “we,” “us” and “our” refer to Safety Insurance Group, Inc. and its consolidated subsidiaries. Our subsidiaries consist of Thomas Black Corporation (“TBC”), Safety Insurance Company (“Safety Insurance”), Safety Indemnity Insurance Company, Thomas Black Insurance Agency, Inc. (“TBIA”) and RBS, Inc., TBIA’s holding company.

                On March 31, 2004, TBC merged with and into SIGI, with SIGI being the corporation surviving the merger (the “2004 Merger”).  Prior to the 2004 Merger, TBC directly owned 100% of the issued and outstanding shares of Safety Insurance Company and SIGI directly owned 100% of the issued and outstanding shares of TBC.  As a result of the 2004 Merger, SIGI now directly owns 100% of the issued and outstanding shares of Safety Insurance. This change had no effect on the Company’s financial condition or results of operations as reported on a consolidated GAAP basis.

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 81.0% of our direct written premiums in 2003), we offer a portfolio of insurance products, including commercial automobile (10.2% of 2003 direct written premiums), homeowners (7.4% of 2003 direct written premiums), dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance and Safety Indemnity Insurance Company (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 539 independent insurance agents in 642 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile insurance carrier in Massachusetts, capturing an approximately 10.6% share of the Massachusetts private passenger automobile market in 2003, according to the CAR Cession Volume Analysis Report of March 1, 2004 based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

Stock-Based Compensation

On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for a variety of awards, including nonqualified stock options, SARs and restricted stock awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000.  A summary of stock-based awards granted under the Incentive Plan during the quarter ended March 31, 2004, is as follows:

Effective Date	Type of Award		Number of Underlying Shares	Exercise Price per Option		Market Value at Grant		Option Vesting or StockRestriction Lapsing Terms	Expiration Date
March 25, 2004	stock options		111,000	$18.50	(1)	—		over 5 years, 20% annually	March 25, 2014
March 25, 2004	restricted stock	(2)	70,271	—		$18.50	(1)	over 3 years, 30%-30%-40%	N/A

(1)  The option exercise price and restricted stock market value were equal to the closing price of the Company’s unrestricted common stock on  the effective date.

(2)  The restricted stock awards were granted in respect of past services and services to be performed.  It has been determined that the value of the past services performed by the employee equals or exceeds the $0.01 per share par value of the restricted shares.

The Board and the Compensation Committee intend to issue more stock-based awards under the Incentive Plan in the future, not to exceed the maximum number of shares that may be granted.

Reinsurance

                We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses.  Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior).  All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better, except for Lloyd’s of London that is rated “A-” (also Excellent).  We are a participant in Commonwealth Automobile Reinsurers (“CAR”), a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  As of March 31, 2004, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

On April 29, 2004, the Governor of Massachusetts (the “Governor”) announced the formation of a bipartisan task force charged with reviewing potential changes to the Massachusetts personal automobile insurance system that, according to the Governor’s announcement, “will open the door to more competition, move to a rate-setting system that is more in line with the rest of the country, examine the costs and benefits of our current ‘no fault’ claims process, crack down on fraud and eliminate the subsidy that good drivers pay for bad drivers.” The Governor also announced “that the Division of Insurance has taken the first steps toward reform by pushing for changes in the distribution of losses generated by high-risk drivers.” As a result, in a letter to CAR dated April 29, 2004 (attached as Exhibit 99.1 to this 10-Q) the Massachusetts Insurance Commissioner (the “Commissioner”) directed CAR to materially change the operation of the residual market in Massachusetts, including the formula by which CAR’s deficit is allocated and the manner in which policies produced by ERPs are assigned to insurers. The Commissioner has given CAR thirty days to submit rules that will ensure that the CAR Rules of Operation operate in an efficient, fair and equitable manner. In her letter, the Commissioner establishes a schedule by which these changes to CAR’s rules are to go into effect. The portion of the CAR deficit resulting from ERPs with three year average loss ratios over 125%, is to be shared among all companies based on their calendar year 2003 market share for the remainder of 2004, rather than on the basis of the current formula which also takes other factors into account. For policy years 2005 through 2007, the portion of the CAR deficit resulting from all ERPs will be based on prior calendar year market share. An Assigned Insurance Plan, which involves the random assignment of high-risk drivers to insurers, is to be phased in beginning in 2006. On January 1, 2008 the Assigned Insurance Plan replaces CAR and the assignment of ERPs, as the method of distributing residual market risks. If rules are not submitted within 30 days of her request, or if the submitted rules are disapproved, the Commissioner may, after a hearing, promulgate rules as she deems necessary for the efficient and equitable operation of CAR. We support the Commissioner’s order to distribute the financial burden associated with high-risk drivers in a fair and equitable manner, however we cannot be certain whether any material changes, if adopted by CAR or promulgated by the Commissioner, would affect our profitability.

Each year, the Commissioner sets maximum premium rates that may be charged and minimum commissions that must be paid to agents for private passenger automobile insurance.  The Commissioner announced on December 15, 2003 a 2.5% statewide average private passenger automobile insurance rate increase for 2004, as compared to a 2.7% increase for 2003 and no change for 2002.  The Massachusetts Attorney General appealed the Commissioner’s decision to the Massachusetts Supreme Judicial Court (the “Court”) on January 5, 2004. A decision by the Court is not expected for several months and we cannot predict whether this appeal will be successful or what effect it may have on our profitability.  Coinciding with the 2004 rate decision, the Commissioner also approved a decrease to 10.5% in the commission rate agents receive for selling private passenger automobile insurance, as a percentage of premiums, as compared to a decrease from 11.7% in 2002 to 11.0% in 2003.

While state-mandated average maximum private passenger automobile insurance rates increased 2.5% for 2004, our average premium per automobile exposure in the three months ended March 31, 2004 increased from the three months ended March 31, 2003 by approximately 5.9%. This increase was primarily the result of purchases of new automobiles by our insureds.  Further, we believe that the continued benefits of our rate pursuit initiative, which validates insured rating classifications and discount eligibility, contributed to the increase in our average premiums received per automobile exposure. The table below shows average Massachusetts-mandated private passenger automobile premium rate changes and changes in our average premium per automobile exposure from 1995-2003.

Massachusetts Private Passenger Rate Decisions

	State Mandated	Safety Change in
	Average Rate	Average Premium per
Year	Change(1)	Automobile Exposure

2004	2.5%	5.9%(2)
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%
1997	(6.2)%	(5.1)%
1996	(4.5)%	(7.7)%
1995	(6.1)%	(3.6)%

(1) Source: Commissioner rate decisions for 1995 - 2004.

(2) Source: Safety Insurance as of March 31, 2004.

Statutory Accounting Principles

Our results are reported in accordance with GAAP, which differ from amounts reported in accordance with statutory accounting principles (“SAP”) as prescribed by insurance regulatory authorities. Specifically, under GAAP:

•                  Policy acquisition costs such as commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

•                  Certain assets are included in the consolidated balance sheets whereas, under SAP, such assets are designated as “nonadmitted assets,” and charged directly against statutory surplus. These assets consist primarily of premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements and prepaid expenses.

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

•                  Equity securities are reported at quoted market values, which may differ from the National Association of Insurance Commissioners (“NAIC”) market values as required by SAP.

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

Insurance Ratios

                The property and casualty insurance industry uses the combined ratio as a measure of underwriting profitability. The combined ratio is the sum of the loss ratio (losses and loss adjustment expenses incurred as a percent of net earned premiums) plus the expense ratio (underwriting expenses, which include acquisition costs, as a percent of net written premiums, if calculated on a SAP basis, or net earned premiums, if calculated on a GAAP basis). The combined ratio reflects only underwriting results, and does not include income from investments or finance income. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions and other factors.

                Our statutory insurance ratios for the three months ended March 31, 2004 and 2003, respectively, are outlined in the following table:

	For the Three Months Ended March 31,
	2004	2003
Safety Statutory Ratios:
Loss Ratio	77.3%	81.1%
Expense Ratio	21.3	21.8
Combined Ratio	98.6%	102.9%

                Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.  Our GAAP insurance ratios for the three months ended March 31, 2004 and 2003, respectively, are outlined in the following table:

	For the Three Months Ended March 31,
	2004	2003
Safety GAAP Ratios:
Loss Ratio	77.3%	80.7%
Expense Ratio	23.6	24.1
Combined Ratio	100.9%	104.8%

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

The changes we have recorded in our reserves in the past two years illustrate the uncertainty of estimating reserves. In 2002, our reserve reviews indicated that our reserves established in prior years were slightly higher than necessary, leading us to release $2,262 of previously established reserves for losses and loss adjustment expenses.  In 2003, we strengthened our prior years reserves by $181.     Our reserves were unchanged for the three months ended March 31, 2004 as compared to the release of $1,286 for the three months ended March 31, 2003.  It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

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

We record other-than-temporary impairments as realized losses, which serve to reduce net income and earnings per share. We record temporary losses as unrealized losses, which do not impact net income and earnings per share but reduce other comprehensive net income. The risks inherent in our assessment of other-than-temporary impairments include the risk that market factors may differ from our expectations, or that the credit assessment could change in the near term, resulting in a charge to earnings.

Results of Operations

                The table below shows certain of our selected financial results for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Direct written premiums	$180,583	$167,413
Net written premiums	176,494	167,231
Net earned premiums	143,926	132,070
Investment income	6,823	7,029
Net realized gains (losses) on investments	517	(729)
Finance and other service income	3,745	4,045
Total revenue	155,011	142,415
Losses and loss adjustment expenses	111,312	106,628
Underwriting, operating and related
Expenses	33,986	31,802
Interest expenses	153	168
Total expenses	145,451	138,598
Income before income taxes	9,560	3,817
Income tax expense	3,190	935
Net income	$6,370	$2,882

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

                Direct Written Premiums.  Direct written premiums for the three months ended March 31, 2004 increased by $13,170, or 7.9%, to $180,583 from $167,413 for the comparable 2003 period.  The increase occurred primarily in our private passenger automobile line which experienced a 5.9% increase in average written premium and a 1.0% increase in written exposures.  In addition, we experienced a 10.7% increase in average written premium and a 3.5% increase in written exposures in our commercial automobile line, while we had a 7.4% increase in average written premium which was partly offset by a 0.7% decrease in written exposures in our homeowners line.

                Net Written Premiums.  Net written premiums for the three months ended March 31, 2004 increased by $9,263, or 5.5%, to $176,494 from $167,231 for the comparable 2003 period.  This was primarily due to an increase in direct written premiums, partly offset by an increase in premiums ceded to CAR.

                Net Earned Premiums.  Net earned premiums for the three months ended March 31, 2004 increased by $11,856, or 9.0%, to $143,926 from $132,070 for the comparable 2003 period.  This was primarily due to increased rates on private passenger automobile, commercial automobile and homeowners product lines.

                Investment Income.  Investment income for the three months ended March 31, 2004 decreased to $6,823 from $7,029 for the comparable 2003 period.  Average cash and investment securities (at amortized cost) increased by $84,989, or 14.0%, to $690,579 for the three months ended March 31, 2004 from $605,590 for the comparable 2003 period.  Offsetting the effect of this increase was a decrease in net effective yield on our investment portfolio to 4.0% from 4.6% during the same period in 2003 due to declining interest rates, as well as a change in management’s investment strategy to shorten the portfolio duration, shift to higher rated securities, and increase tax-exempt holdings.  Our duration decreased to 3.9 years at March 31, 2004 from 4.2 years at December 31, 2003.

                Net Realized Gains (Losses) on Investments.  Net realized gains (losses) on investments for the three months ended March 31, 2004 increased to a $517 gain from a $(729) loss for the comparable 2003 period.  This increase was primarily due to the sale of certain securities related to our current investment strategy to shorten portfolio duration as protection against future increases in interest rates.

                The gross unrealized appreciation (depreciation) of investments in fixed maturities securities was as follows:

	March 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S Treasury securities and obligations Of U.S. Government agencies(1)	$146,927	$2,529	$(102)	$149,354
Obligations of states and political subdivisions..	299,225	11,261	(444)	310,042
Asset-backed securities	80,687	3,397	(152)	83,932
Corporate and other securities	132,638	8,825	(68)	141,395
Totals	$659,477	$26,012	$(766)	$684,723

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $126,864 at amortized cost and $128,619 at estimated fair value as of March 31, 2004.  As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

                As of March 31, 2004, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturities securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s Investors Services, Inc. of Baa or higher, except the few securities not rated by Moody’s which received S&P ratings of AAA/AA or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

                The composition of our fixed income security portfolio by Moody’s rating was as follows:

	March 31, 2004
	Amount	Percent
U.S. Government and Government Agency Fixed Income Securities	$149,354	21.8%
Aaa/Aa	413,173	60.3
A	83,388	12.2
Baa	38,808	5.7
Total	$684,723	100.0%

 Ratings are assigned by Moody’s, or the equivalent, as discussed above.  Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

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

                Other-than-temporary impairments are recorded as realized losses, which serve to reduce net income and earnings per share. Temporary losses are recorded as unrealized losses, which do not impact net income and earnings per share but reduce other comprehensive net income. The risks inherent in the assessment of other-than-temporary impairments include the risk that market factors may differ from our expectations; we may decide to subsequently sell a security for unforeseen business needs; or the credit assessment could change in the near term, resulting in a charge to earnings.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2004.

	As of March 31, 2004
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S Treasury securities and obligations of U.S. Government agencies	$27,469	$(96)	$2,905	$(6)	$30,374	$(102)
Obligations of states and political subdivisions	64,204	(444)	—	—	64,204	(444)
Asset-backed securities	4,337	(25)	3,584	(127)	7,921	(152)
Corporate and other securities	7,433	(68)	—	—	7,433	(68)
Total temporarily impaired securities	$103,443	$(633)	$6,489	$(133)	$109,932	$(766)

                The unrealized losses recorded on the fixed maturity investment portfolio at March 31, 2004 resulted primarily from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

                Of the $766 gross unrealized losses as of March 31, 2004, $546 relates to fixed maturity obligations of states and political subdivisions and U.S. government agencies. The remaining $220 of gross unrealized losses relates primarily to holdings of investment grade asset-backed fixed maturities securities.

                During the first quarter of 2004, there were no significant deteriorations in the credit quality of any of our holdings and no other-than-temporary impairment charges were recorded related to our portfolio of investment securities.  However, during the first quarter of 2003 there was a significant deterioration in the credit quality of one of our holdings, Continental Airlines. Accordingly, during the first quarter of 2003 we recorded an other-than-temporary impairment of $837 for this security.  During May 2003, this security was sold at a realized gain of $426.

                Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended March 31, 2004 decreased by $300, or 7.4%, to $3,745 from $4,045 for the comparable 2003 period.  This decrease was due to a  $415 decrease in miscellaneous income from CAR, partly offset by a $114 increase in premium installment billing fees due to growth in the number of policies and the fee charged per policy.  .

                Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended March 31, 2004 increased $4,684, or 4.4%, to $111,312 from $106,628 for the comparable 2003 period.  Our GAAP loss ratio for the three months ended March 31, 2004 decreased to 77.3% compared to 80.7% for the comparable 2003 period.  Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31, 2004 decreased to 69.9% compared to 74.6% for the comparable 2003 period.  The 2004 decrease in our GAAP loss ratio excluding loss adjustment expenses is primarily due to an increase in average written premium, and a decrease in claim frequency in our personal and commercial automobile lines of business.

                Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the three months ended March 31, 2004 increased by $2,184, or 6.9%, to $33,986 from $31,802 for the comparable 2003 period.  Our GAAP expense ratio (a percentage of net premiums earned) for the three months ended March 31, 2004 improved to 23.6% compared to 24.1% for the comparable 2003 period.  This improvement was a result of an increase in earned premiums coupled with a reduction in private passenger automobile commission rates.

                Interest Expenses.  Interest expenses for the three months ended March 31, 2004 decreased to $153 from $168 for the comparable 2003 period.

                Income Tax Expense.  Our effective tax rate was 33.4% and 24.5% for the three months ended March 31, 2004 and 2003, respectively.  These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income.  The increase in the effective tax rate during the three months ended March 31, 2004 was due to a reduced level of annual estimated tax-exempt interest relative to annual estimated income before income taxes in the current period.  Additionally, our effective tax rate for the three months ended March 31, 2004 was adversely impacted by an adjustment of $544 related to an increase in a previously established valuation allowance against state deferred tax assets from 80% to a full 100% of the asset.

                Net Income.  Net income for the three months ended March 31, 2004 increased to $6,370 from net income of $2,882 for the comparable 2003 period.

Liquidity and Capital Resources

                As a holding company, Safety’s assets consist primarily of the stock of our direct and indirect subsidiaries. Our principal source of funds to meet our obligations and pay dividends to shareholders, therefore, are dividends and other permitted payments from our subsidiaries, principally Safety Insurance. Safety is the borrower under our new credit facilities.

                Safety Insurance’s sources of funds primarily include premiums received, investment income and proceeds from sales and redemptions of investments. Safety Insurance’s principal uses of cash are the payment of claims, operating expenses and taxes, the purchase of investments and payment of dividends to Safety.

                Net cash provided by operating activities was $22,995 and $18,200 during the three months ended March 31, 2004 and 2003, respectively.  Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

                Net cash used for investing activities was $4,273 and $34,388 during the three months ended March 31, 2004 and 2003, respectively, which resulted primarily from purchases of fixed maturities in excess of sales and maturities of fixed maturities.

                Net cash used for financing activities was $1,439 and $537 during the three months ended March 31, 2004 and 2003 respectively, which resulted from dividends paid to shareholders less payments of management notes and proceeds from stock option exercises.

                Credit Facility.  Concurrent with the closing of our IPO and repayment of the old credit facility, Safety obtained a new $30,000 revolving credit facility. Fleet National Bank is the lender under this new credit facility. Safety borrowed the entire $30,000 under this new credit facility at the closing of the IPO and paid down the balance to $19,956 on December 5, 2002 with the approximately $10,000 net proceeds from the exercise of the underwriter’s over-allotment option for 900,000 shares of our common stock. Loans under the new credit facility bear interest at our option at either (i) the LIBOR rate plus 1.50% per annum or (ii) the higher of Fleet National Bank’s prime rate or 0.50% above the federal funds rate plus 1.50% per annum. The new credit facility is due and payable at maturity on November 27, 2005, which is three years from the closing of the IPO. Interest only is payable prior to maturity. The obligations of Safety under the new credit facility are secured by pledges of the assets of Safety and the capital stock of Safety’s operating subsidiaries. The new credit facility is guaranteed by the non-insurance company subsidiaries of Safety. The new credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of March 31, 2004, we were in compliance with all such covenants.

                Regulatory Matters.  Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. Massachusetts’ statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts’ statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2003, the statutory surplus of Safety Insurance was $258,551, and its net income for 2003 was $27,007. A maximum of $27,007 was available in 2004 for such dividends without prior approval of the Division. During the three months ended March 31, 2004, Safety Insurance declared dividends to Safety in cash of $1,853.

                The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

                On February 24, 2004, Safety’s Board approved a quarterly cash dividend on our common stock of $0.10 per share, or $1,526, based on 15,259,991 common shares outstanding, which was paid on March 15, 2004 to shareholders of record on March 1, 2004.  We plan to continue to declare and pay quarterly cash dividends in 2004, depending on our financial position and the regularity of our cash flows.

                Management believes that the current level of cash flow from operations provides us with sufficient liquidity to meet our operating needs over the next 12 months. We expect to be able to continue to meet our operating needs after the next 12 months from internally generated funds. Since our ability to meet our obligations in the long term (beyond such twelve-month period) is dependent upon such factors as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs. We expect that we would need to borrow or issue capital stock if we needed additional funds, for example, to pay for an acquisition or a significant expansion of our operations. There can be no assurance that sufficient funds for any of the foregoing purposes would be available to us at such time.

Off-Balance Sheet Arrangements

                We have no material obligations under a guarantee contract meeting the characteristics identified in paragraph 3 of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others”.  We have no material retained or contingent interests in assets transferred to an unconsolidated entity. We have no material obligations, including contingent obligations, under contracts that would be accounted for as derivative instruments.  We have no obligation, including contingent obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.  We have no direct investments in real estate and no holdings of mortgages secured by commercial real estate.  Accordingly, we have no material off-balance sheet arrangements.

Contractual Obligations

                 We have no obligation to make future payments under contracts and credit-related financial instruments and commitments.  At March 31, 2004, there were no material changes in long-term aggregate contractual obligations or credit-related commitments since December 31, 2003.

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

Fair Value as of March 31, 2004

	-100 Basis	As Of	+100 Basis
	Point Change	March 31, 2004	Point Change
Fixed maturities	$713,303	$684,723	$655,356
Cash and cash equivalents	43,567	43,567	43,567
Total	$756,870	$728,290	$698,923

                An important market risk for all of our outstanding long-term debt is interest rate risk. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. At March 31, 2004 we had $19,956 of debt outstanding under our credit facility at a variable rate of 2.8%. A 2.0% change in the prevailing interest rate on our variable rate debt would result in interest expense fluctuating approximately $400 for 2004, assuming that all of such debt is outstanding for the entire year.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None.

Item 2.  Changes in Securities and Use of Proceeds - None.

Item 3.  Defaults upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits:

11                                    Statement re: Computation of Per Share Earnings — not included as an exhibit as the information can be calculated from the face of the Consolidated Statements of Operations (see p. 4).

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

31.2                           CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the

 Sarbanes-Oxley Act of 2002.

32.2                           CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.

99.1                           Letter from the Massachusetts Commissioner of Insurance to President of Commonwealth Automobile Reinsurers, dated April 29, 2004, discussing rule revisions to the Commonwealth Automobile Reinsurers Plan of Operation.

(b)           Reports on Form 8-K:

Item 9, Regulation FD Disclosure, Form 8-K filed on February 24, 2004 to furnish the Company’s press release dated February 24, 2004, declaring a first quarter 2004 dividend, announcing a director retirement and scheduling year-end 2003 events.

Item 12, Results of Operations and Financial Condition, Form 8-K filed on March 9, 2004 to furnish the Company’s press release dated March 9, 2004, announcing fourth quarter 2003 results.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC.
(Registrant)
Date: May 10, 2004

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary