Form 10-Q
period 2004-06-30
SAFETY INSURANCE GROUP INC
filed 2004-08-09
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 6, 2004, 15,353,605 Common Shares with a par value of $0.01 per share were outstanding.

SAFETY INSURANCE GROUP, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $643,456 and $654,175, respectively)	$646,756	$673,636
Cash and cash equivalents	89,455	26,284
Accounts receivable, net of allowance for doubtful accounts	159,072	134,145
Accrued investment income	6,927	7,224
Taxes receivable	1,390	1,484
Receivable from reinsurers related to paid loss and loss adjustment expenses	21,563	47,503
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	80,461	73,539
Prepaid reinsurance premiums	42,856	33,474
Deferred policy acquisition costs	45,872	40,177
Deferred income taxes	15,078	8,692
Equity and deposits in pools	36,015	26,989
Other assets	3,120	3,149
Total assets	$1,148,565	$1,076,296

Liabilities
Loss and loss adjustment expense reserves	$421,564	$383,551
Unearned premium reserves	357,123	301,227
Accounts payable and accrued liabilities	23,173	37,497
Outstanding claims drafts	19,554	20,045
Payable to reinsurers	35,066	45,338
Capital lease obligations	592	662
Debt	19,956	19,956
Total liabilities	877,028	808,276

Commitments and contingencies (Note 6)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; and 15,353,405 shares and 15,259,991 shares issued and outstanding, respectively	154	153
Additional paid-in capital	111,464	111,074
Accumulated other comprehensive income, net of taxes	2,145	12,650
Promissory notes receivable from management	—	(34)
Retained earnings	157,774	144,177
Total shareholders’ equity	271,537	268,020
Total liabilities and shareholders’ equity	$1,148,565	$1,076,296

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net earned premiums	$146,584	$133,271	$290,510	$265,341
Investment income	6,633	6,959	13,456	13,988
Net realized gains on investments	87	10,100	604	9,371
Finance and other service income	3,855	3,600	7,600	7,645
Total revenue	157,159	153,930	312,170	296,345

Losses and loss adjustment expenses	105,615	102,455	216,927	209,083
Underwriting, operating and related expenses	36,454	32,668	70,440	64,470
Interest expenses	159	167	312	335
Total expenses	142,228	135,290	287,679	273,888

Income before income taxes	14,931	18,640	24,491	22,457
Income tax expense	4,651	5,510	7,841	6,445
Net income	$10,280	$13,130	$16,650	$16,012

Earnings per weighted average common share:
Basic	$0.67	$0.86	$1.09	$1.05
Diluted	$0.66	$0.86	$1.08	$1.05

Cash dividends paid per common share	$0.10	$0.07	$0.20	$0.14

Weighted average number of common shares outstanding:
Basic	15,269,475	15,259,991	15,264,879	15,259,991
Diluted	15,467,370	15,319,125	15,441,924	15,302,378

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income, Net of Taxes	Promissory Notes Receivable From Management	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2002	$153	$110,632	$14,321	$(737)	$120,883	$245,252
Net income, January 1 to June 30, 2003					16,012	16,012
Accrued interest on promissory notes from management				(9)		(9)
Payments on promissory notes from management				602		602
Other comprehensive income, net of deferred federal income tax			3,661			3,661
Dividends paid					(2,136)	(2,136)
Balance at June 30, 2003	$153	$110,632	$17,982	$(144)	$134,759	$263,382

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income, Net of Taxes	Promissory Notes Receivable From Management	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2003	$153	$111,074	$12,650	$(34)	$144,177	$268,020
Net income, January 1 to June 30, 2004					16,650	16,650
Payments on promissory notes from management				34		34
Other comprehensive loss, net of deferred federal income tax			(10,505)			(10,505)
Exercise of options and unearned compensation on restricted stock	1	390				391
Dividends paid					(3,053)	(3,053)
Balance at June 30, 2004	$154	$111,464	$2,145	$—	$157,774	$271,537

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$10,280	$13,130	$16,650	$16,012

Other comprehensive (loss) income, net of tax:

Change in unrealized holding gains, net of tax (benefit) expense of $(7,651), $4,232, $(5,445) and $5,252, respectively	(14,209)	7,858	(10,112)	9,753

Reclassification adjustment for gains included in net income, net of tax benefit of $(30), $(3,534), $(211) and $(3,279), respectively	(57)	(6,566)	(393)	(6,092)

Unrealized (losses) gains on securities available for sale	(14,266)	1,292	(10,505)	3,661

Comprehensive (loss) income	$(3,986)	$14,422	$6,145	$19,673

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$16,650	$16,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	4,041	2,780
Benefit for deferred income taxes	(730)	(1,235)
Gains on sale of fixed assets	(4)	(34)
Net realized gains on investments	(604)	(9,371)
Changes in assets and liabilities:
Accounts receivable	(24,927)	(24,118)
Accrued investment income	297	271
Receivable from reinsurers	19,018	(4,004)
Prepaid reinsurance premiums	(9,382)	(4,442)
Deferred policy acquisition costs	(5,695)	(6,229)
Other assets	(9,111)	10,755
Loss and loss adjustment expense reserves	38,013	30,888
Unearned premium reserves	55,896	50,838
Accounts payable and accrued liabilities	(14,324)	(12,537)
Payable to reinsurers	(10,272)	(11,839)
Other liabilities	(561)	899
Net cash provided by operating activities	58,305	38,634

Cash flows from investing activities:
Fixed maturities purchased	(43,276)	(142,201)
Proceeds from sales of fixed maturities	43,504	142,617
Proceeds from maturities of fixed maturities	7,520	—
Fixed assets purchased	(154)	(182)
Proceeds from sales of fixed assets	4	34
Net cash provided by investing activities	7,598	268

Cash flows from financing activities:
Payments on promissory notes from management	34	602
Proceeds from exercise of stock options	287	—
Dividends paid to shareholders	(3,053)	(2,136)
Net cash used for financing activities	(2,732)	(1,534)

Net increase in cash and cash equivalents	63,171	37,368
Cash and cash equivalents at beginning of year	26,284	34,777

Cash and cash equivalents at end of period	$89,455	$72,145

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

1.  Basis of Presentation

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”).  GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

The consolidated financial statements include Safety Insurance Group, Inc. (“SIGI”) and its subsidiaries (together referred to as the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Thomas Black Insurance Agency, Inc. (“TBIA”) and RBS, Inc., TBIA’s holding company.  All intercompany transactions have been eliminated.  Prior period amounts have been reclassified to conform to the current period presentation.

The financial information as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2004.

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

2.  Earnings Per Common Share

Basic earnings per common share (“EPS”) is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and the net effect of potentially dilutive common shares. The Company’s potentially dilutive instruments consisted of 858,857 common shares under option and 70,271 common shares under restriction at June 30, 2004, and 770,000 common shares under option at June 30, 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average number of shares outstanding:
Weighted average number of shares outstanding - basic	15,269,475	15,259,991	15,264,879	15,259,991
Weighted average number of common stock equivalents	197,895	59,134	177,045	42,387
Weighted average number of shares outstanding - diluted	15,467,370	15,319,125	15,441,924	15,302,378

Earning per weighted average share:
Basic	$0.67	$0.86	$1.09	$1.05
Diluted	$0.66	$0.86	$1.08	$1.05

3.  Investments - Fixed Maturities

The gross unrealized appreciation (depreciation) of investments in fixed maturities securities, including redeemable preferred stocks that have characteristics of fixed maturities, was as follows:

	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Treasury securities and obligations Of U.S. Government agencies (1)	$135,711	$776	$(1,836)	$134,651
Obligations of states and political subdivisions	299,788	4,458	(3,653)	300,593
Asset-backed securities	80,599	1,470	(569)	81,500
Corporate and other securities	127,358	3,544	(890)	130,012
Totals	$643,456	$10,248	$(6,948)	$646,756

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $115,708 at amortized cost and $114,558 at estimated fair value as of June 30, 2004.  As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, at June 30, 2004 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2004
	Amortized Cost	Estimated Fair Value

Due in one year or less	$8,107	$8,308
Due after one year through five years	168,841	169,893
Due after five years through ten years	194,211	196,228
Due after ten years through twenty years	56,445	56,162
Due after twenty years	19,545	20,108
Asset-backed securities	196,307	196,057
Totals	$643,456	$646,756

Gross gains of $184 and $10,143 and gross losses of $97 and $43 were realized on sales of fixed maturities for the three months ended June 30, 2004 and 2003, respectively.  Gross gains of $745 and $10,316 and gross losses of $141 and $108 were realized on sales of fixed maturities for the six months ended June 30, 2004 and 2003, respectively.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the estimated fair value of those securities aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2004.

	As of June 30, 2004
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S Treasury securities and obligations Of U.S. Government agencies	$55,392	$(873)	$23,662	$(963)	$79,054	$(1,836)
Obligations of states and political subdivisions	83,605	(1,775)	49,213	(1,878)	132,818	(3,653)
Asset-backed securities	21,591	(443)	3,535	(126)	25,126	(569)
Corporate and other securities	40,170	(820)	1,461	(70)	41,631	(890)
Total temporarily impaired securities	$200,758	$(3,911)	$77,871	$(3,037)	$278,629	$(6,948)

The Company’s investment portfolio included 101 securities in an unrealized loss position at June 30, 2004. The Company’s methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow for recovery of its costs.

During the six months ended June 30, 2004, there were no significant deteriorations in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.  However, during the six months ended June 30, 2003, there was a significant deterioration in the credit quality of one of the Company’s holdings, Continental Airlines. Accordingly, during the first quarter of 2003, the Company recorded an other-than-temporary impairment of $837 for this security.  During May 2003, this security was sold at a realized gain of $426.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Interest and dividends on fixed maturities	$6,749	$7,132	$13,734	$14,346
Interest on cash and cash equivalents	135	68	224	122
Other	—	6	—	9
Total investment income	6,884	7,206	13,958	14,477
Investment expenses	251	247	502	489
Net investment income	$6,633	$6,959	$13,456	$13,988

4.  Stock-Based Compensation

On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for a variety of awards, including nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”) and restricted stock awards.  There were no grants made under the Incentive Plan during the quarter ended June 30, 2004 and 70,271 restricted shares and 111,000 nonqualified stock options were granted during the six months ended June 30, 2004.

The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.  The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000.  On June 30, 2004, there were 297,729 shares available for future grant.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$10,280	$13,130	$16,650	$16,012
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(118)	(99)	(218)	(149)
Net income, pro forma	$10,162	$13,031	$16,432	$15,863

Earnings per weighted average share:
Basic, as reported	$0.67	$0.86	$1.09	$1.05
Basic, pro forma	$0.67	$0.85	$1.08	$1.04

Diluted, as reported	$0.66	$0.86	$1.08	$1.05
Diluted, pro forma	$0.66	$0.85	$1.08	$1.04

The fair value of stock options used to compute pro forma net income and earnings per share disclosures for the three and six months ended June 30, 2004 and 2003 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three and Six Months Ended June 30,
	2004	2003

Dividend yield	1.95% - 2.52%	1.95% - 2.15%
Expected volatility	0.20 - 0.28	.20
Risk-free interest rate	3.23% - 4.07%	3.35% - 3.83%
Expected holding period (in years)	7	7

5.             Loss and Loss Adjustment Expense ("LAE") Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown, in the Company’s consolidated financial statements for the periods indicated:

	Six Months Ended June 30,
	2004	2003
Reserves for losses and LAE, beginning of year	$383,551	$333,297
Less reinsurance recoverable on unpaid losses and LAE	(73,539)	(66,661)
Net reserves for losses and LAE, beginning of year	310,012	266,636
Incurred losses and LAE, related to:
Current year	216,927	208,471
Prior years	—	612
Total incurred losses and LAE	216,927	209,083
Paid losses and LAE related to:
Current year	99,765	100,457
Prior years	86,071	81,204
Total paid losses and LAE	185,836	181,661
Net reserves for losses and LAE, end of quarter	341,103	294,058
Plus reinsurance recoverables on unpaid losses and LAE	80,461	70,127
Reserves for losses and LAE, end of quarter	$421,564	$364,185

At the end of each period, the reserves were re-estimated for all prior accident years and were unchanged for the six months ended June 30, 2004 and increased by $612 for the six months ended June 30, 2003. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future.

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

Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund (the “Insolvency Fund”). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer.  It is anticipated that there will be additional assessments from time to time relating to various insolvencies.  Although the timing and amounts of any future assessments are not known, based upon existing knowledge, management’s opinion is that such future assessments will not have a material effect on the consolidated financial position of the Company.

7. Income Taxes

Federal income tax expense for the six months ended June 30, 2004 and 2003 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto, which appear elsewhere in this document.  In this discussion, all dollar amounts are presented in thousands, except share and per share data.

The following discussion contains forward-looking statements. We intend statements which are not historical in nature to be, and are hereby identified as “forward-looking statements” to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, the Company’s senior management may make forward-looking statements orally to analysts, investors, the media and others. This safe harbor requires that we specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of us. We cannot promise that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from and worse than our expectations. See “Forward-Looking Statements” on page 22 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Executive Summary and Overview

In this discussion, “Safety” or “SIGI” refers to Safety Insurance Group, Inc. and “our Company,” “we,” “us” and “our” refer to Safety Insurance Group, Inc. and its consolidated subsidiaries. Our subsidiaries consist of Safety Insurance Company (“Safety Insurance”), Safety Indemnity Insurance Company, Thomas Black Insurance Agency, Inc. (“TBIA”) and RBS, Inc., TBIA’s holding company.

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 81.0% of our direct written premiums in 2003), we offer a portfolio of insurance products, including commercial automobile (10.2% of 2003 direct written premiums), homeowners (7.4% of 2003 direct written premiums), dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance and Safety Indemnity Insurance Company (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 539 independent insurance agents in 642 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile insurance carrier in Massachusetts, capturing an approximate 10.6% share of the Massachusetts private passenger automobile market in 2003, according to the CAR Cession Volume Analysis Report of March 1, 2004, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

Stock-Based Compensation

On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for a variety of awards, including nonqualified stock options, SARs and restricted stock awards.  There were no grants made under the Incentive Plan during the quarter ended June 30, 2004 and 181,271 grants made during the six months ended June 30, 2004.  The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.  The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000.  On June 30, 2004, there were 297,729 shares available for future grant.

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses.  Beginning June 1, 2004 we purchased an additional $50,000 of catastrophe reinsurance primarily for our homeowners line of insurance, which increases our gross per occurrence reinsurance coverage from $160,000 up to $210,000.  This additional catastrophe reinsurance increases our protection from a “180-year storm” event to a “290-year storm” (that is, a storm of a severity expected to occur once in a 290 year period).  Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior).  All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better, except for Lloyd’s of London that is rated “A-” (also Excellent).  We are a participant in Commonwealth Automobile Reinsurers (“CAR”), a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  As of June 30, 2004, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

On April 29, 2004, the Governor of Massachusetts (the “Governor”) announced the formation of a bipartisan task force charged with reviewing potential changes to the Massachusetts personal automobile insurance system that, according to the Governor’s announcement, “will open the door to more competition, move to a rate-setting system that is more in line with the rest of the country, examine the costs and benefits of our current ‘no fault’ claims process, crack down on fraud and eliminate the subsidy that good drivers pay for bad drivers.” The Governor also announced “that the Division of Insurance has taken the first steps toward reform by pushing for changes in the distribution of losses generated by high-risk drivers.” As a result, in a letter to CAR dated April 29, 2004 (attached as Exhibit 99.1 to our March 31, 2004 Form 10-Q filed with the SEC on May 10, 2004)  the Massachusetts Insurance Commissioner (the “Commissioner”) directed CAR to materially change the operation of the residual market in Massachusetts, including the formula by which CAR’s deficit is allocated and the manner in which policies produced by ERPs are assigned to insurers.  In her letter, the Commissioner establishes a schedule by which these changes to CAR’s rules are to go into effect. The portion of the CAR deficit resulting from ERPs with three year average loss ratios over 125%, is to be shared among all companies based on their calendar year 2003 market share for the remainder of 2004, rather than on the basis of the current formula which also takes other factors into account. For policy years 2005 through 2007, the portion of the CAR deficit resulting from all ERPs will be based on prior calendar year market share. An Assigned Insurance Plan, which involves the random assignment of high-risk drivers to insurers, is to be phased in beginning in 2006. On January 1, 2008 the Assigned Insurance Plan replaces CAR and the assignment of ERPs, as the method of distributing residual market risks.

On June 29, 2004, the CAR Governing Committee approved by a vote of 11-2 proposed rules that comply with and would fully implement the intent of the Commissioner’s letter.  The proposed rules were published by CAR in Bulletin 782 and can be found on CAR’s website at http://www.commauto.com/bulletins/bulletins/2004/bulletin_782.pdf.  In order to become effective CAR’s proposed rules must be approved by the Commissioner. On June 30, 2004 CAR submitted the proposed rules to the Commissioner, and a public hearing was held on July 22, 2004 to consider testimony regarding the proposed rules and whether to approve the rules for adoption by CAR.  We support the Commissioner’s order to distribute the financial burden associated with high-risk drivers in a fair and equitable manner.

We cannot be certain that the Commissioner will approve CAR's proposed rules.  However, if CAR’s proposed rules are approved by the Commissioner as filed, our 2004 proportional share of the resulting policy year CAR deficit would be reduced.  We estimate that our reduced share of the 2004 policy year CAR deficit would increase our income by approximately $783 before taxes in 2004, and $749 before taxes in 2005.  We believe for policy year 2005 and future policy years our share of the residual market burden would be proportional to our market share.  However, we cannot reasonably estimate the impact of the proposed rules as they relate to policy years 2005 and beyond on our operating results because we cannot determine other competitors' reactions to the proposed rules, and the size of the residual market burden is dependent on this and other variables that we cannot reasonably predict.

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

While state-mandated average maximum private passenger automobile insurance rates increased 2.5% for 2004, our average premium per automobile exposure in the six months ended June 30, 2004 increased from the six months ended June 30, 2003 by approximately 6.0%. This increase was primarily the result of purchases of new automobiles by our insureds.  We believe that the continued benefits of our rate pursuit initiative, which validates insured rating classifications and discount eligibility, contributed to the increase in our average premiums received per automobile exposure.

The table below shows average Massachusetts-mandated private passenger automobile premium rate changes and changes in our average premium per automobile exposure from 1995-2004.

Massachusetts Private Passenger Rate Decisions

Year	State Mandated Average Rate Change (1)	Safety Change in Average Premium per Automobile Exposure (2)
2004	2.5%	6.0%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%
1997	(6.2)%	(5.1)%
1996	(4.5)%	(7.7)%
1995	(6.1)%	(3.6)%

(1) Source: Commissioner rate decisions for 1995 - 2004.

(2) Source: Safety Insurance.

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

•                  Equity securities are reported at quoted market values, which may differ from the National Association of Insurance Commissioners market values as required by SAP.

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

Insurance Ratios

The property and casualty insurance industry uses the combined ratio as a measure of underwriting profitability. The combined ratio is the sum of the loss ratio (losses and loss adjustment expenses incurred as a percent of net earned premiums) plus the expense ratio (underwriting expenses as a percent of net written premiums, if calculated on a SAP basis, or net earned premiums, if calculated on a GAAP basis). The combined ratio reflects only underwriting results, and does not include income from investments or finance and other service income. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions and other factors.

Our statutory insurance ratios for the three and six months ended June 30, 2004 and 2003, respectively, are outlined in the following table:

Statutory Ratios:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Loss Ratio	72.0%	76.9%	74.6%	79.0%
Expense Ratio	23.6	23.4	22.4	22.5
Combined Ratio	95.6%	100.3%	97.0%	101.5%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.  Our GAAP insurance ratios for the three and six months ended June 30, 2004 and 2003, respectively, are outlined in the following table:

GAAP Ratios:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Loss Ratio	72.1%	76.9%	74.7%	78.8%
Expense Ratio	24.9	24.5	24.2	24.3
Combined Ratio	97.0%	101.4%	98.9%	103.1%

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

The changes we have recorded in our reserves in the past two years illustrate the uncertainty of estimating reserves. In 2002, our reserve reviews indicated that our reserves established in prior years were slightly higher than necessary, leading us to release $2,262 of previously established reserves for losses and loss adjustment expenses.  In 2003, we strengthened our prior years reserves by $181.  Our reserves were unchanged for the six months ended June 30, 2004 as compared to the increase in prior years reserves of $612 for the six months ended June 30, 2003.  It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

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

Results of Operations

The following table shows certain of our selected financial results for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Direct written premiums	$161,551	$146,055	$342,134	$313,468
Net written premiums	160,531	144,507	337,025	311,738
Net earned premiums	146,584	133,271	290,510	265,341
Investment income	6,633	6,959	13,456	13,988
Net realized gains on investments	87	10,100	604	9,371
Finance and other service income	3,855	3,600	7,600	7,645
Total revenue	157,159	153,930	312,170	296,345

Losses and loss adjustment expenses	105,615	102,455	216,927	209,083
Underwriting, operating and related expenses	36,454	32,668	70,440	64,470
Interest expenses	159	167	312	335
Total expenses	142,228	135,290	287,679	273,888

Income before income taxes	14,931	18,640	24,491	22,457
Income tax expense	4,651	5,510	7,841	6,445
Net income	$10,280	$13,130	$16,650	$16,012

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

Direct Written Premiums.  Direct written premiums for the three months ended June 30, 2004 increased by $15,496, or 10.6%, to $161,551 from $146,055 for the comparable 2003 period.  Direct written premiums for the six months ended June 30, 2004 increased by $28,666, or 9.1%, to $342,134 from $313,468 for the comparable 2003 period.  These increases occurred primarily in our personal automobile line, which experienced a 6.0% increase in average written premium and a 2.5% increase in written exposures. In addition, our commercial automobile line experienced a 8.2% increase in average written premium and a 4.3% increase in written exposures, while our homeowners line had a 7.9% increase in average written premium, which was partly offset by a 0.6% decrease in written exposures.

Net Written Premiums.  Net written premiums for the three months ended June 30, 2004 increased by $16,024, or 11.1%, to $160,531 from $144,507 for the comparable 2003 period.  Net written premiums for the six months ended June 30, 2004 increased by $25,287, or 8.1%, to $337,025 from $311,738 for the comparable 2003 period.  These increases were primarily due to an increase in direct written premiums, partly offset by an increase in premiums ceded to CAR.

Net Earned Premiums.  Net earned premiums for the three months ended June 30, 2004 increased by $13,313, or 10.0%, to $146,584 from $133,271 for the comparable 2003 period. Net earned premiums for the six months ended June 30, 2004 increased by $25,169, or 9.5%, to $290,510 from $265,341 for the comparable 2003 period.  These increases were primarily due to increased rates on personal automobile, commercial automobile and homeowners product lines.

Investment Income.  Investment income for the three months ended June 30, 2004 was $6,633 compared to $6,959 for the comparable 2003 period. Investment income for the six months ended June 30, 2004 was $13,456 compared to $13,988 for the comparable 2003 period.  Average cash and investment securities (at amortized cost) increased by $87,106, or 14.1%, to $704,713 for the six months ended June 30, 2004 from $617,607 for the six months ended June 30, 2003.  Offsetting the effect of this increase was a decrease in net effective yield on our investment portfolio to 3.8% during the six months ended June 30, 2004 from 4.5% during the six months ended June 30, 2003 due to management’s investment strategy to shorten the portfolio duration, shift to higher rated securities, and increase tax-exempt holdings.  Our duration decreased to 3.8 years at June 30, 2004 from 4.2 years at December 31, 2003.

Net Realized Gains on Investments.  Net realized gains on investments for the three months ended June 30, 2004 decreased to $87 from $10,100 for the comparable 2003 period.  Net realized gains on investments for the six months ended June 30, 2004 decreased to $604 from $9,371 for the comparable 2003 period.  This was primarily due to the sale, call and maturity of certain securities in our portfolio.

The gross unrealized appreciation (depreciation) of investments in fixed maturities securities was as follows:

	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Treasury securities and obligations of U.S. Government agencies (1)	$135,711	$776	$(1,836)	$134,651
Obligations of states and political subdivisions	299,788	4,458	(3,653)	300,593
Asset-backed securities	80,599	1,470	(569)	81,500
Corporate and other securities	127,358	3,544	(890)	130,012
Totals	$643,456	$10,248	$(6,948)	$646,756

(1)          Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $115,708 at amortized cost and $114,558 at estimated fair value as of June 30, 2004.  As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

As of June 30, 2004, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturities securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s Investors Services, Inc. of Baa or higher, except the few securities not rated by Moody’s which received S&P ratings of AA/A or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	June 30, 2004
	Estimated Fair Value	Percent
U.S. Government and Government Agency Fixed Income Securities	$134,651	20.8%
Aaa/Aa	398,583	61.6%
A	75,632	11.7%
Baa	37,890	5.9%
Total	$646,756	100.0%

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

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the estimated fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2004.

	As of June 30, 2004
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S Treasury securities and obligations of U.S. Government agencies	$55,392	$(873)	$23,662	$(963)	$79,054	$(1,836)
Obligations of states and political subdivisions	83,605	(1,775)	49,213	(1,878)	132,818	(3,653)
Asset-backed securities	21,591	(443)	3,535	(126)	25,126	(569)
Corporate and other securities	40,170	(820)	1,461	(70)	41,631	(890)
Total temporarily impaired securities	$200,758	$(3,911)	$77,871	$(3,037)	$278,629	$(6,948)

The unrealized losses recorded on the fixed maturity investment portfolio at June 30, 2004 resulted primarily from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

Of the $6,948 gross unrealized losses as of June 30, 2004, $5,489 relates to fixed maturity obligations of states and political subdivisions and U.S. government agencies. The remaining $1,459 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate and other fixed maturities securities.

During the six months ended June 30, 2004, there were no significant deteriorations in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.  However, during the six months ended June 30, 2003, there was a significant deterioration in the credit quality of one of the Company’s holdings, Continental Airlines. Accordingly, during the first quarter of 2003, the Company recorded an other-than-temporary impairment of $837 for this security.  During May 2003, this security was sold at a realized gain of $426.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income for the three months ended June 30, 2004 increased by $255, or 7.1%, to $3,855 from $3,600 for the comparable 2003 period.  Finance and other service income for the six months ended June 30, 2004 decreased by $45, or 0.6%, to $7,600 from $7,645 for the comparable 2003 period.  The changes resulted from fluctuations in miscellaneous income from CAR offset by premium installment billing fees due to the number of policies and the fee charged per policy.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended June 30, 2004 increased $3,160, or 3.1%, to $105,615 from $102,455 for the comparable 2003 period.  Losses and loss adjustment expenses incurred for the six months ended June 30, 2004 increased $7,844, or 3.8%, to $216,927 from $209,083 for the comparable 2003 period.  Our GAAP loss ratio for the three months ended June 30, 2004 decreased to 72.1% compared to 76.9% for the comparable 2003 period.  Our GAAP loss ratio for the six months ended June 30, 2004 decreased to 74.7% compared to 78.8% for the comparable 2003 period.  Our GAAP loss ratio excluding loss adjustment expenses for the three months ended June 30, 2004 decreased to 65.6% from 68.4% for the comparable 2003 period. Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2004 decreased to 67.7% from 71.7% for the comparable 2003 period.  The 2004 decrease in our GAAP loss ratios is primarily due to an increase in average written premium, and a decrease in claim frequency in our personal automobile, commercial automobile and homeowners lines of business.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the three months ended June 30, 2004 increased by $3,786, or 11.6%, to $36,454 from $32,668 for the comparable 2003 period.  Underwriting, operating and related expense for the six months ended June 30, 2004 increased by $5,970, or 9.3%, to $70,440 from $64,470 for the comparable 2003 period.  Our GAAP expense ratio (a percentage of net premiums earned) for the three months ended June 30, 2004 increased to 24.9% compared to 24.5% for the comparable 2003 period as a result of higher accrued contingent commission expenses.  Our GAAP expense ratio (a percentage of net premiums earned) for the six months ended June 30, 2004 decreased to 24.2% compared to 24.3% for the comparable 2003 period primarily due to lower 2004 policy year mandated Massachusetts personal automobile commission rates partially offset by higher accrued contingent commission expenses.

Interest Expenses.  Interest expenses for the three months ended June 30, 2004 was $159 compared to $167 for the comparable 2003 period.  Interest expenses for the six months ended June 30, 2004 was $312 compared to $335 for the comparable 2003 period.

Income Tax Expense.  Our effective tax rates were 31.2% and 29.6% for the three months ended June 30, 2004 and 2003, respectively.  Our effective tax rates were 32.0% and 28.7% for the six months ended June 30, 2004 and 2003, respectively.  These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income.  The increase in the effective tax rate during 2004 was due to a reduced level of annual estimated tax-exempt interest relative to annual estimated income before taxes in the current period.  Additionally, our effective tax rate for the six months ended June 30, 2004 was adversely impacted by an adjustment of $544 related to an increase in a previously established valuation allowance against state deferred tax assets from 80% to a full 100% of the asset.

Net Income.  Net income for the three months ended June 30, 2004 decreased by $2,850, or 21.7%, to $10,280 from $13,130 for the comparable 2003 period primarily due to the decrease in net realized gains during 2004, as discussed above.  Net income for the six months ended June 30, 2004 increased by $638, or 4.0%, to $16,650 from $16,012 for the comparable 2003 period.

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

Net cash provided by operating activities was $58,305 and $38,364 during the six months ended June 30, 2004 and 2003, respectively.  Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash provided by investing activities was $7,598 and $268 during the six months ended June 30, 2004 and 2003, respectively, which resulted primarily from sales and maturities of fixed maturities in excess of purchases of fixed maturities.

Net cash used for financing activities was $2,732 and $1,534 during the six months ended June 30, 2004 and 2003 respectively, which resulted from dividends paid to shareholders less payments of management notes and proceeds from stock option exercises.

Credit Facility.  Concurrent with the closing of our November 27, 2002 initial public offering (the “IPO”) and repayment of the old credit facility, Safety obtained a new $30,000 revolving credit facility. Fleet National Bank is the lender under this new credit facility. Safety borrowed the entire $30,000 under this new credit facility at the closing of the IPO and paid down the balance to $19,956 on December 5, 2002 with the approximately $10,000 net proceeds from the exercise of the underwriter’s over-allotment option for 900,000 shares of our common stock. Loans under the new credit facility bear interest at our option at either (i) the LIBOR rate plus 1.50% per annum or (ii) the higher of Fleet National Bank’s prime rate or 0.50% above the federal funds rate plus 1.50% per annum. The new credit facility is due and payable at maturity on November 27, 2005, which is three years from the closing of the IPO. Interest only is payable prior to maturity. The obligations of Safety under the new credit facility are secured by pledges of the assets of Safety and the capital stock of Safety’s operating subsidiaries. The new credit facility is guaranteed by the non-insurance company subsidiaries of Safety. The new credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of June 30, 2004, we were in compliance with all such covenants.

Regulatory Matters.  Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. Massachusetts’ statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts’ statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2003, the statutory surplus of Safety Insurance was $258,551, and its net income for 2003 was $27,007. As a result, a maximum of $27,007 is available in 2004 for such dividends without prior approval of the Division. During the six months ended June 30, 2004, Safety Insurance recorded dividends to Safety of $21,497.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On May 20, 2004, Safety’s Board approved a quarterly cash dividend on our common stock of $0.10 per share, or $1,534, based on 15,338,589 common shares outstanding, which was paid on June 15, 2004 to shareholders of record on June 1, 2004.  On February 24, 2004, Safety’s Board approved a quarterly cash dividend on our common stock of $0.10 per share, or $1,526, based on 15,259,991 common shares outstanding, which was paid on March 15, 2004 to shareholders of record on March 1, 2004.  We plan to continue to declare and pay quarterly cash dividends in 2004, depending on our financial position and the regularity of our cash flows.

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

Contractual Obligations

There were no material changes in any of our contractual obligations outside the ordinary course of our business during the three or six months ended June 30, 2004.  Our loss and loss adjustment expense reserves, capital lease and debt obligations are currently reflected in our June 30, 2004 and December 31, 2003 balance sheets under GAAP.

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

Some other factors, such as market, operational, liquidity, interest rate, equity and other risks, are described elsewhere in this Quarterly Report on Form 10-Q. Factors relating to the regulation and supervision of our Company are also described or incorporated in this report and our Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2004. There are other factors besides those described or incorporated in this report or in the Form 10-K that could cause actual conditions, events or results to differ from those in the forward-looking statements.

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

	As of June 30, 2004 Fair Value
	-100 Basis Point Change	As Of 6/30/2004	+100 Basis Point Change
Fixed maturities	$674,591	$646,756	$618,691
Cash and cash equivalents	89,455	89,455	89,455
Total	$764,046	$736,211	$708,146

An important market risk for all of our outstanding long-term debt is interest rate risk. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. At June 30, 2004 we had $19,956 of debt outstanding under our credit facility at a variable rate of 3.1%. A 2.0% change in the prevailing interest rate on our variable rate debt would result in interest expense fluctuating approximately $400 for 2004, assuming that all of such debt is outstanding for the entire year.

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

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are adequate and effective and ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings -  None.

Item 2.  Changes in Securities and Use of Proceeds -   None.

Item 3.  Defaults upon Senior Securities -   None.

Item 4.  Submission of Matters to a Vote of Security Holders -   None.

Item 5.  Other Information -   None.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are filed as part of this report:

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

(b)                                 The following report on Form 8-K was filed during the quarter ended June 30, 2004:

Item 12, Results of Operations and Financial Condition, Form 8-K filed on May 5, 2004 to furnish the Company’s press release dated May 5, 2004, announcing first quarter 2004 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)

Date: August 9, 2004

	By:	/s/ WILLIAM J. BEGLEY, JR.

William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary