Form 10-Q
period 2004-09-30
SAFETY INSURANCE GROUP INC
filed 2004-11-09
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 8, 2004, 15,482,973 shares of common stock with a par value of $0.01 per share were outstanding.

SAFETY INSURANCE GROUP, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $639,088 and $654,175, respectively)	$654,195	$673,636
Cash and cash equivalents	128,737	26,284
Accounts receivable, net of allowance for doubtful accounts	160,004	134,145
Accrued investment income	7,580	7,224
Taxes receivable	—	1,484
Receivable from reinsurers related to paid loss and loss adjustment expenses	24,352	47,503
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	81,077	73,539
Prepaid reinsurance premiums	45,253	33,474
Deferred policy acquisition costs	46,062	40,177
Deferred income taxes	11,293	8,692
Equity and deposits in pools	45,625	26,989
Other assets	3,591	3,149
Total assets	$1,207,769	$1,076,296

Liabilities
Loss and loss adjustment expense reserves	$432,295	$383,551
Unearned premium reserves	361,536	301,227
Accounts payable and accrued liabilities	27,809	37,497
Taxes payable	557	—
Outstanding claims drafts	17,526	20,045
Payable to reinsurers	48,102	45,338
Payable for securities purchased	4,983	—
Capital lease obligations	538	662
Debt	19,956	19,956
Total liabilities	913,302	808,276

Commitments and contingencies (Note 6)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; and 15,465,150 and 15,259,991 shares issued and outstanding, respectively	155	153
Additional paid-in capital	113,385	111,074
Accumulated other comprehensive income, net of taxes	9,831	12,650
Promissory notes receivable from management	—	(34)
Retained earnings	171,096	144,177
Total shareholders’ equity	294,467	268,020
Total liabilities and shareholders’ equity	$1,207,769	$1,076,296

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net earned premiums	$149,473	$135,842	$439,983	$401,183
Investment income	6,866	5,745	20,322	19,733
Net realized gains on investments	712	459	1,316	9,830
Finance and other service income	4,098	4,048	11,698	11,693
Total revenue	161,149	146,094	473,319	442,439

Losses and loss adjustment expenses	103,282	102,909	320,209	311,992
Underwriting, operating and related expenses	36,209	34,157	106,649	98,627
Interest expenses	168	161	480	496
Total expenses	139,659	137,227	427,338	411,115

Income before income taxes	21,490	8,867	45,981	31,324
Income tax expense	6,313	2,138	14,154	8,583
Net income	$15,177	$6,729	$31,827	$22,741

Earnings per weighted average common share:
Basic	$0.99	$0.44	$2.08	$1.49
Diluted	$0.98	$0.44	$2.06	$1.48

Cash dividends paid per common share	$0.12	$0.10	$0.32	$0.24

Weighted average number of common shares outstanding:
Basic	15,318,862	15,259,991	15,283,000	15,259,991
Diluted	15,521,420	15,359,641	15,468,389	15,322,905

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income, Net of Taxes	Promissory Notes Receivable From Management	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2002	$153	$110,632	$14,321	$(737)	$120,883	$245,252
Net income, January 1 to September 30, 2003					22,741	22,741
Accrued interest on promissory notes from management				(10)		(10)
Payments on promissory notes from management				653		653
Other comprehensive income, net of deferred federal income tax			583			583
Dividends paid					(3,663)	(3,663)
Balance at September 30, 2003	$153	$110,632	$14,904	$(94)	$139,961	$265,556

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income, Net of Taxes	Promissory Notes Receivable From Management	Retained Earnings	Total Shareholders’ Equity

Balance at December 31, 2003	$153	$111,074	$12,650	$(34)	$144,177	$268,020
Net income, January 1 to September 30, 2004					31,827	31,827
Payments on promissory notes from management				34		34
Other comprehensive loss, net of deferred federal income tax			(2,819)			(2,819)
Exercise of options and unearned compensation on restricted stock	2	2,311				2,313
Dividends paid					(4,908)	(4,908)
Balance at September 30, 2004	$155	$113,385	$9,831	$—	$171,096	$294,467

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$15,177	$6,729	$31,827	$22,741

Other comprehensive income (loss), net of tax:
Change in unrealized holding gains, net of tax expense (benefit) of $4,387, $(1,497), $(1,057) and $3,754, respectively	8,149	(2,781)	(1,964)	6,972
Reclassification adjustment for gains included in net income, net of tax benefit of $(249), $(162), $(461) and $(3,441), respectively	(463)	(297)	(855)	(6,389)

Unrealized gains (losses) on securities available for sale	7,686	(3,078)	(2,819)	583

Comprehensive income	$22,863	$3,651	$29,008	$23,324

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$31,827	$22,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	5,927	5,386
Benefit for deferred income taxes	(640)	(1,723)
Gains on sale of fixed assets	(4)	(34)
Net realized gains on investments	(1,316)	(9,830)
Changes in assets and liabilities:
Accounts receivable	(25,859)	(21,838)
Accrued investment income	(356)	(715)
Receivable from reinsurers	15,613	7,534
Prepaid reinsurance premiums	(11,779)	(3,429)
Deferred policy acquisition costs	(5,885)	(6,442)
Other assets	(17,897)	(9,092)
Loss and loss adjustment expense reserves	48,744	38,352
Unearned premium reserves	60,309	52,355
Accounts payable and accrued liabilities	(9,688)	(10,278)
Payable to reinsurers	2,764	(521)
Other liabilities	(2,086)	(296)
Net cash provided by operating activities	89,674	62,170

Cash flows from investing activities:
Fixed maturities purchased	(83,158)	(233,477)
Proceeds from sales of fixed maturities	91,854	164,757
Proceeds from maturities of fixed maturities	7,520	—
Fixed assets purchased	(254)	(250)
Proceeds from sales of fixed assets	4	34
Net cash provided by (used for) investing activities	15,966	(68,936)

Cash flows from financing activities:
Payments on promissory notes from management	34	653
Proceeds from exercise of stock options	1,687	—
Dividends paid to shareholders	(4,908)	(3,663)
Net cash used for financing activities	(3,187)	(3,010)

Net increase (decrease) in cash and cash equivalents	102,453	(9,776)
Cash and cash equivalents at beginning of year	26,284	34,777

Cash and cash equivalents at end of period	$128,737	$25,001

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

The financial information as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2004.

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

2.  Earnings Per Common Share

Basic earnings per common share (“EPS”) is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares and the net effect of potentially dilutive common shares. The Company’s potentially dilutive instruments consisted of 753,512 common shares under option and 70,271 common shares under restriction at September 30, 2004, and 780,000 common shares under option at September 30, 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Weighted average number of common shares outstanding:

Weighted average number of common shares outstanding - basic	15,318,862	15,259,991	15,283,000	15,259,991
Weighted average number of common share equivalents	202,558	99,650	185,389	62,914
Weighted average number of common shares outstanding - diluted	15,521,420	15,359,641	15,468,389	15,322,905

Earnings per weighted average common share:

Basic	$0.99	$0.44	$2.08	$1.49
Diluted	$0.98	$0.44	$2.06	$1.48

3.  Investments - Fixed Maturities

The gross unrealized appreciation (depreciation) of investments in fixed maturities securities, including redeemable preferred stocks that have characteristics of fixed maturities, was as follows:

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S Treasury securities and obligations of U.S. Government agencies (1)	$129,419	$1,076	$(825)	$129,670
Obligations of states and political subdivisions	304,831	9,136	(988)	312,979
Asset-backed securities (1)	79,030	1,944	(229)	80,745
Corporate and other securities	125,808	5,241	(248)	130,801
Totals	$639,088	$17,397	$(2,290)	$654,195

(1)          Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $125,933 at amortized cost and $126,112 at estimated fair value as of September 30, 2004.  As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, at September 30, 2004 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2004
	Amortized Cost	Fair Value
Due in one year or less	$5,035	$5,207
Due after one year through five years	147,059	150,036
Due after five years through ten years	203,556	210,942
Due after ten years through twenty years	58,984	60,442
Due after twenty years	19,491	20,711
Asset-backed securities	204,963	206,857
Totals	$639,088	$654,195

Gross gains of $777 and $482 and gross losses of $65 and $23 were realized on sales of fixed maturities for the three months ended September 30, 2004 and 2003, respectively.    Gross gains of $1,522 and $10,798 and gross losses of $206 and $131 were realized on sales of fixed maturities for the nine months ended September 30, 2004 and 2003, respectively.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the estimated fair value of those securities aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2004.

	As of September 30, 2004
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S Treasury securities and obligations of U.S. Government agencies	$32,073	$(59)	$29,379	$(766)	$61,452	$(825)
Obligations of states and political subdivisions	47,641	(263)	52,350	(725)	99,991	(988)
Asset-backed securities	15,945	(116)	3,490	(113)	19,435	(229)
Corporate and other securities	16,215	(204)	1,485	(44)	17,700	(248)
Total temporarily impaired securities	$111,874	$(642)	$86,704	$(1,648)	$198,578	$(2,290)

The Company’s investment portfolio included 61 securities in an unrealized loss position at September 30, 2004. The Company’s methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for recovery of its costs.

During the nine months ended September 30, 2004, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.  However, during the nine months ended September 30, 2003, there was a significant deterioration in the credit quality of one of the Company’s holdings, Continental Airlines. Accordingly, during the first quarter of 2003, the Company recorded an other-than-temporary impairment of $837 for this security.  During May 2003, this security was sold at a realized gain of $426.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Interest and dividends on fixed maturities	$6,818	$5,905	$20,552	$20,251
Interest on cash and cash equivalents	297	70	521	192
Other	—	1	—	10
Total investment income	7,115	5,976	21,073	20,453
Investment expenses	249	231	751	720
Net investment income	$6,866	$5,745	$20,322	$19,733

4.  Stock-Based Compensation

On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for a variety of awards, including nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”) and restricted stock awards.  There was one grant made to one individual under the Incentive Plan during the quarter ended September 30, 2004 for 10,000 nonqualified stock options with a ten year term, a five year vesting period, and a $21.40 strike price that equaled the fair value of the stock on the August 30, 2004 grant date.  Grants outstanding under the Incentive Plan as of September 30, 2004 were comprised of 70,271 restricted shares and 753,512 nonqualified stock options.

The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.  The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000.  On September 30, 2004, there were 291,329 shares available for future grant.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$15,177	$6,729	$31,827	$22,741
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(119)	(100)	(337)	(249)
Net income, pro forma	$15,058	$6,629	$31,490	$22,492

Earnings per weighted average share:
Basic, as reported	$0.99	$0.44	$2.08	$1.49
Basic, pro forma	$0.98	$0.43	$2.06	$1.47

Diluted, as reported	$0.98	$0.44	$2.06	$1.48
Diluted, pro forma	$0.98	$0.43	$2.05	$1.47

The fair value of stock options used to compute pro forma net income and earnings per share disclosures for the three and nine months ended September 30, 2004 and 2003 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three and Nine Months Ended September 30,
	2004	2003
Dividend yield	1.87% - 2.52%	1.95% - 2.52%
Expected volatility	0.20 - 0.31	.20
Risk-free interest rate	3.23% - 4.07%	3.35% - 4.07%
Expected holding period (in years)	7	7

5.   Loss and Loss Adjustment Expense (“LAE”) Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated:

	Nine Months Ended September 30,
	2004	2003
Reserves for losses and LAE, beginning of year	$383,551	$333,297
Less reinsurance recoverable on unpaid losses and LAE	(73,539)	(66,661)
Net reserves for losses and LAE, beginning of year	310,012	266,636
Incurred losses and LAE, related to:
Current year	322,458	310,049
Prior years	(2,249)	1,943
Total incurred losses and LAE	320,209	311,992

Paid losses and LAE related to:
Current year	168,022	171,948
Prior years	110,981	109,747
Total paid losses and LAE	279,003	281,695

Net reserves for losses and LAE, end of quarter	351,218	296,933
Plus reinsurance recoverables on unpaid losses and LAE	81,077	74,716
Reserves for losses and LAE, end of quarter	$432,295	$371,649

At the end of each period, the reserves were re-estimated for all prior accident years and were decreased by $2,249 for the nine months ended September 30, 2004 and increased by $1,943 for the nine months ended September 30, 2003. The $2,249 decrease results from re-estimations of prior accident year ultimate loss and LAE liabilities which resulted in a  reduction of $2,001 in our homeowners reserves, a reduction of $3,248 in Commonwealth Automobile Reinsurers assumed reserves and an increase of $3,000 in our automobile reserves.    Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future.

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

Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund (the “Insolvency Fund”). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer.  It is anticipated that there will be additional assessments from time to time relating to various insolvencies.  The Company received notice of assessments from the Insolvency Fund related to prior year losses, and $2,565 has been fully expensed over the nine months ended September 30, 2004.  On December 1, 2003, the Company received notice of assessments from the Insolvency Fund related to prior year losses amounting to $3,423, which it expensed for the nine months ended September 30, 2003.

7.  Income Taxes

Federal income tax expense for both the three and nine months ended September 30, 2004 and 2003 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

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

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 81.0% of our direct written premiums in 2003), we offer a portfolio of other insurance products, including commercial automobile (10.2% of 2003 direct written premiums), homeowners (7.4% of 2003 direct written premiums), dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance and Safety Indemnity Insurance Company (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 539 independent insurance agents in 642 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile insurance carrier in Massachusetts, capturing an approximate 11.0% share of the Massachusetts private passenger automobile market in 2004, according to the CAR Cession Volume Analysis Report of September 24, 2004, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

Massachusetts Automobile Insurance Market

We are subject to the extensive regulation of the private passenger automobile insurance industry in Massachusetts, which represented 81.0% of our direct written premiums in 2003. Owners of registered automobiles in Massachusetts are required to maintain minimum automobile insurance coverages. Generally, we are required by law to issue a policy to any applicant who seeks it. We are also required to participate in a state-mandated reinsurance program run by Commonwealth Automobile Reinsurers (“CAR”) to which we cede certain unprofitable risks and from which we are allocated a portion of the overall losses. This program operates at an underwriting deficit. This deficit is allocated among every Massachusetts automobile insurance company, including us, based on a complex formula that takes into consideration a company’s voluntary market share, the rate at which it cedes business to CAR, and the company’s utilization of a credit system CAR has designed to encourage carriers to reduce their use of CAR. In addition, based on our market share, we are assigned certain licensed producers by CAR that have been unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs.

On April 29, 2004, the Governor of Massachusetts (the “Governor”) announced the formation of a bipartisan task force charged with reviewing potential changes to the Massachusetts personal automobile insurance system that, according to the Governor’s announcement, “will open the door to more competition, move to a rate-setting system that is more in line with the rest of the country, examine the costs and benefits of our current ‘no fault’ claims process, crack down on fraud and eliminate the subsidy that good drivers pay for bad drivers.” The Governor also announced “that the Division of

Insurance has taken the first steps toward reform by pushing for changes in the distribution of losses generated by high-risk drivers.” As a result, in a letter to CAR dated April 29, 2004 (attached as Exhibit 99.1 to our March 31, 2004 Form 10-Q filed with the SEC on May 10, 2004) the Massachusetts Insurance Commissioner (the “Commissioner”) directed CAR to materially change the operation of the residual market in Massachusetts, including the formula by which CAR’s deficit is allocated and the manner in which policies produced by ERPs are assigned to insurers.  On June 29, 2004, the CAR Governing Committee approved proposed rules in response to the Commissioner’s letter (the “Proposed Rules”).  The Commissioner held a public hearing to consider the Proposed Rules on July 22, 2004.

On August 27, 2004, the Commissioner remanded the Proposed Rules back to the CAR Governing Committee for further review and development and recommended that CAR consider certain revisions to the Proposed Rules.  The Commissioner directed CAR to submit a new set of proposed rules addressing the recommendations in her remand decision by September 24, 2004.  On September 24, 2004, CAR filed with the Commissioner amendments to the Proposed Rules in response to the Commissioner’s remand decision and, following the Commissioner’s request on September 27 for certain information about those amendments, filed further amendments to the Proposed Rules on October 8, 2004 (together with CAR’s September 24, 2004 submission, the “Revised Proposed Rules”).  The CAR Governing Committee approved the Revised Proposed Rules by a vote of 10-3.  The Revised Proposed Rules were published by CAR in Bulletins 788 & 790 and can be found on CAR’s website at http://www.commauto.com/bulletins/bulletins/2004/bulletin_788.pdf and http://www.commauto.com/bulletins/bulletins/2004/bulletin_790.pdf.  Under the Revised Proposed Rules, ceded business from High Loss Ratio ERPs (ERPs with three year average loss ratios over 125%) for the remainder of 2004, beginning the first day of the month following approval of the Revised Proposed Rules, will be excluded from the current CAR formula for sharing the 2004 policy year CAR deficit. Beginning in 2005, High Loss Ratio ERPs will be serviced by insurers which have market shares of 7.0% or more and those insurers will each receive an increased expense allowance for servicing High Loss Ratio ERPs.  The Revised Proposed Rules propose that the portion of the CAR deficit resulting from High Loss Ratio ERPs for policy years 2005 through 2007 be shared amongst all companies based on each insurer’s voluntary agent market share for the prior year. For Policy Years 2005 through 2007, the remaining portion of the CAR deficit from ceded business from non-High Loss Ratio ERPs and voluntary agents will be shared using a formula that is materially the same formula for apportioning CAR’s costs as is contained in CAR’s current rules. An Assigned Insurance Plan, which involves the random assignment of high-risk drivers to insurers, is to be phased in beginning in 2006. On January 1, 2008, the Assigned Insurance Plan replaces CAR and the assignment of ERPs, as the method of distributing residual market risks and apportioning residual market costs.  In order to become effective, the Revised Proposed Rules must be approved by the Commissioner. The Commissioner held a public hearing on October 28, 2004 to consider testimony regarding the Revised Proposed Rules and whether to approve the Revised Proposed Rules for adoption by CAR.  We support the Commissioner’s order to distribute the financial burden associated with high-risk drivers in a fair and equitable manner and testified to that effect at the hearing on October 28, 2004.

We cannot be certain that the Commissioner will approve CAR’s Revised Proposed Rules.  However, if the Revised Proposed Rules are approved by the Commissioner as filed and take effect before December 1, 2004, our 2004 proportional share of the resulting policy year CAR deficit (written policies with effective dates in 2004, but earned over 2004 and 2005 accident years) would be reduced. We estimate that our reduced share of the 2004 policy year CAR deficit would increase our income before taxes $228 with approximately $10 earned in 2004, and $218 earned in 2005.  Our estimate is based on the fact that according to CAR data we currently have a proportionally higher market share of the High Loss Ratio ERPs than our competitors.  The Revised Proposed Rules will reduce our market share of the High Loss Ratio ERPs and also reduce our share of the CAR deficit from ceding High Loss Ratio ERPs.  The reduction in our 2004 policy year CAR deficit would be the result of ceding all our High Loss Ratio ERP business written in December 2004, without incurring the corresponding CAR deficit for these policies, offset by the increased size of the CAR deficit.  If the Commissioner approves the Revised Proposed Rules and they take effect on or after December 1, 2004, our proportional share of the 2004 policy year CAR deficit will not be reduced.

We believe for policy year 2005 and future policy years our share of the residual market burden would be proportional to our market share.  However, we cannot reasonably estimate the impact of the Revised Proposed Rules as they relate to policy years 2005 and beyond on our operating results because we cannot determine other competitors’ reactions to the Revised Proposed Rules, and the size of the residual market burden is dependent on this and other variables that we cannot reasonably predict.

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

While state-mandated average maximum private passenger automobile insurance rates increased 2.5% for 2004, our average premium per automobile exposure in the nine months ended September 30, 2004 increased from the nine months ended September 30, 2003 by approximately 6.2%. This increase was primarily the result of purchases of new automobiles by our insureds.  We believe that the continued benefits of our rate pursuit initiative, which validates insured rating classifications and discount eligibility, contributed to the increase in our average premiums received per automobile exposure. The table below shows average Massachusetts-mandated private passenger automobile premium rate changes and changes in our average premium per automobile exposure from 1995-2004.

Massachusetts Private Passenger Rate Decisions

Year	State Mandated Average Rate Change (1)	Safety Change in Average Premium per Automobile Exposure (2)
2004	2.5%	6.2%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%
1997	(6.2)%	(5.1)%
1996	(4.5)%	(7.7)%
1995	(6.1)%	(3.6)%

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

Our statutory insurance ratios are outlined in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Statutory Ratios:	2004	2003	2004	2003
Loss Ratio	69.1%	75.8%	72.7%	77.9%
Expense Ratio	24.0	24.8	22.9	23.2
Combined Ratio	93.1%	100.6%	95.6%	101.1%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.  Our GAAP insurance ratios are outlined in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
GAAP Ratios:	2004	2003	2004	2003
Loss Ratio	69.1%	75.8%	72.8%	77.8%
Expense Ratio	24.2	25.1	24.2	24.6
Combined Ratio	93.3%	100.9%	97.0%	102.4%

Stock-Based Compensation

On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for a variety of awards, including nonqualified stock options, incentive stock options, SARs and restricted stock awards.  There was one grant made to one individual under the Incentive Plan during the quarter ended September 30, 2004 for 10,000 nonqualified stock options with a ten year term, a five year vesting period, and a $21.40 strike price that equaled the fair value of the stock on the August 30, 2004 grant date.  Grants outstanding under the Incentive Plan as of September 30, 2004 were comprised of 70,271 restricted shares and 753,512 nonqualified stock options.  The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.  The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000.  On September 30, 2004, there were 291,329 shares available for future grant.

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business.  Our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $210,000.  This catastrophe reinsurance protects us in the event of a “315-year storm” (that is, a storm of a severity expected to occur once in a 315 year period).   Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior).  All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better.  We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  As of September 30, 2004, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

The changes we have recorded in our reserves in the past two years illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $2,249 for the nine months ended September 30, 2004 as compared to the increase in prior years reserves of $1,943 for the nine months ended September 30, 2003.  The $2,249 decrease results from re-estimations of prior year accident year ultimate loss and LAE liabilities which resulted in a reduction of $2,001 in our homeowners reserves, a reduction of $3,248 in CAR assumed reserves and an increase of $3,000 in our automobile reserves.  It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

For further information, see “- Results of Operations: Losses and Loss Adjustment Expenses.”

Other-Than-Temporary Impairments.

We use a systematic methodology to evaluate declines in market values below cost or amortized cost of our investments. This methodology ensures that we evaluate available evidence concerning any declines in a disciplined manner.

In our determination of whether a decline in market value below amortized cost is an other-than-temporary impairment, we consider and evaluate several factors and circumstances including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer’s securities remains below our amortized cost, our ability and intent to hold these investments for a period of time sufficient to allow for recovery of our costs, and any other factors that may raise doubt about the issuer’s ability to continue as a going concern.

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

For further information, see “- Results of Operations: Net Realized Investment Losses.”

Results of Operations

The following table shows certain of our selected financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Direct written premiums	$154,772	$139,412	$496,906	$452,880
Net written premiums	151,489	138,370	488,514	450,108
Net earned premiums	149,473	135,842	439,983	401,183
Investment income	6,866	5,745	20,322	19,733
Net realized gains on investments	712	459	1,316	9,830
Finance and other service income	4,098	4,048	11,698	11,693
Total revenue	161,149	146,094	473,319	442,439

Losses and loss adjustment expenses	103,282	102,909	320,209	311,992
Underwriting, operating and related expenses	36,209	34,157	106,649	98,627
Interest expenses	168	161	480	496
Total expenses	139,659	137,227	427,338	411,115

Income before income taxes	21,490	8,867	45,981	31,324
Income tax expense	6,313	2,138	14,154	8,583
Net income	$15,177	$6,729	$31,827	$22,741

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

Direct Written Premiums.  Direct written premiums for the three months ended September 30, 2004 increased by $15,360, or 11.0%, to $154,772 from $139,412 for the comparable 2003 period.  Direct written premiums for the nine months ended September 30, 2004 increased by $44,026, or 9.7%, to $496,906 from $452,880 for the comparable 2003 period.  These increases occurred primarily in our personal automobile line, which experienced a 6.2% increase in average written premium and a 3.2% increase in written exposures. In addition, our commercial automobile line experienced a 7.2% increase in average written premium and a 5.3% increase in written exposures, while our homeowners line had a 9.1% increase in average written premium, which was partly offset by a 2.2% decrease in written exposures.

Net Written Premiums.  Net written premiums for the three months ended September 30, 2004 increased by $13,119, or 9.5%, to $151,489 from $138,370 for the comparable 2003 period.   Net written premiums for the nine months ended September 30, 2004 increased by $38,406, or 8.5%, to $488,514 from $450,108 for the comparable 2003 period.  These increases were primarily due to an increase in direct written premiums, partly offset by an increase in premiums ceded to CAR.

Net Earned Premiums.  Net earned premiums for the three months ended September 30, 2004 increased by $13,631, or 10.1%, to $149,473 from $135,842 for the comparable 2003 period. Net earned premiums for the nine months ended September 30, 2004 increased by $38,800, or 9.7%, to $439,983 from $401,183 for the comparable 2003 period.   These increases were primarily due to increased rates on personal automobile, commercial automobile and homeowners product lines.

Investment Income.  Investment income for the three months ended September 30, 2004 was $6,866 compared to $5,745 for the comparable 2003 period. Investment income for the nine months ended September 30, 2004 was $20,322 compared to $19,733 for the comparable 2003 period.   Average cash and investment securities (at amortized cost) increased by $90,697, or 14.4%, to $719,246 for the nine months ended September 30, 2004 from $628,549 for the nine months ended September 30, 2003.  Partially offsetting the effect of this increase was a decrease in net effective yield on our investment portfolio to 3.8% during the nine months ended September 30, 2004 from 4.2% during the nine months ended September 30, 2003 due to management’s investment strategy to shorten the portfolio duration, shift to higher rated securities, and increase tax-exempt holdings.  Our duration decreased to 3.6 years at September 30, 2004 from 4.2 years at December 31, 2003.

Net Realized Gains on Investments.  Net realized gains on investments for the three months ended September 30, 2004 increased to $712 from $459 for the comparable 2003 period.  Net realized gains on investments for the nine months ended September 30, 2004 decreased to $1,316 from $9,830 for the comparable 2003 period.  This was primarily due to the sale, call and maturity of certain securities in our portfolio.

The gross unrealized appreciation (depreciation) of investments in fixed maturities securities, including redeemable preferred stocks that have characteristics of fixed maturities, was as follows:

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S Treasury securities and obligations of U.S. Government agencies (1)	$129,419	$1,076	$(825)	$129,670
Obligations of states and political subdivisions	304,831	9,136	(988)	312,979
Asset-backed securities (1)	79,030	1,944	(229)	80,745
Corporate and other securities	125,808	5,241	(248)	130,801
Totals	$639,088	$17,397	$(2,290)	$654,195

(1)          Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $125,933 at amortized cost and $126,112 at estimated fair value as of September 30, 2004.  As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

As of September 30, 2004, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody’s which received S&P ratings of AA/A or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	September 30, 2004
	Fair Value	Percent
U.S. Government and Government Agency Fixed Income Securities	$129,670	19.8%
Aaa/Aa	400,315	61.2%
A	77,520	11.9%
Baa	46,690	7.1%
Total	$654,195	100.0%

Ratings are assigned by Moody’s, or the equivalent, as discussed above.  Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

In our determination of other-than-temporary impairments, we consider several factors and circumstances including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer’s securities remains below our amortized cost, our ability and intent to hold these investments for a period of time sufficient to allow for recovery of our costs, and any other factors that may raise doubt about the issuer’s ability to continue as a going concern.

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

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2004.

	As of September 30, 2004
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S Treasury securities and obligations of U.S. Government agencies	$32,073	$(59)	$29,379	$(766)	$61,452	$(825)
Obligations of states and political subdivisions	47,641	(263)	52,350	(725)	99,991	(988)
Asset-backed securities	15,945	(116)	3,490	(113)	19,435	(229)
Corporate and other securities	16,215	(204)	1,485	(44)	17,700	(248)
Total temporarily impaired securities	$111,874	$(642)	$86,704	$(1,648)	$198,578	$(2,290)

The unrealized losses recorded on the fixed maturity investment portfolio at September 30, 2004 resulted primarily from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

Of the $2,290 gross unrealized losses as of September 30, 2004, $1,813 relates to fixed maturity obligations of states and political subdivisions and U.S. government agencies. The remaining $477 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate and other fixed maturity securities.

During the nine months ended September 30, 2004, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.  However, during the nine months ended September 30, 2003, there was a significant deterioration in the credit quality of one of the Company’s holdings, Continental Airlines. Accordingly, during the first quarter of 2003, the Company recorded an other-than-temporary impairment of $837 for this security.  During May 2003, this security was sold at a realized gain of $426.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.   Finance and other service income for the three months ended September 30, 2004 increased by $50, or 1.2%, to $4,098 from $4,048 for the comparable 2003 period.  Finance and other service income for the nine months ended September 30, 2004 remained constant at $11,698 compared to $11,693 for the 2003 period.  This resulted from increases in premium installment billing fees due to growth in the number of policies and the fee charged per policy, offset by decreases in miscellaneous income from CAR.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended September 30, 2004 increased $373, or 0.4%, to $103,282 from $102,909 for the comparable 2003 period.  Losses and loss adjustment expenses incurred for the nine months ended September 30, 2004 increased $8,217, or 2.6%, to $320,209 from $311,992 for the comparable 2003 period.   Our GAAP loss ratio for the three months ended September 30, 2004 decreased to 69.1% compared to 75.8% for the comparable 2003 period.  Our GAAP loss ratio for the nine months ended September 30, 2004 decreased to 72.8% compared to 77.8% for the comparable 2003 period.  Our GAAP loss ratio excluding loss adjustment expenses for the three months ended September 30, 2004 decreased to 62.4% from 67.4% for the comparable 2003 period. Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2004 decreased to 65.9% from 70.2% for the comparable 2003 period.   The 2004 decrease in our GAAP loss ratios is primarily due to an increase in average written premium, a decrease in claim frequency in our personal automobile, commercial automobile and homeowners lines of business and favorable loss development primarily due to an improvement in prior year CAR results.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the three months ended September 30, 2004 increased by $2,052, or 6.0%, to $36,209 from $34,157 for the comparable 2003 period.  Underwriting, operating and related expense for the nine months ended September 30, 2004 increased by $8,022, or 8.1%, to $106,649 from $98,627 for the comparable 2003 period.  Our GAAP expense ratios for both the three and nine months ended September 30, 2004 decreased to 24.2% compared to 25.1% and 24.6% for the comparable 2003 periods primarily due to lower 2004 policy year mandated Massachusetts personal automobile commission rates.

Interest Expenses.  Interest expense for the three months ended September 30, 2004 was $168 compared to $161 for the comparable 2003 period.  Interest expense for the nine months ended September 30, 2004 was $480 compared to $496 for the comparable 2003 period.

 Income Tax Expense.  Our effective tax rates were 29.4% and 24.1% for the three months ended September 30, 2004 and 2003, respectively.  Our effective tax rates were 30.8% and 27.4% for the nine months ended September 30, 2004 and 2003, respectively.    These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income.   The increase in the effective tax rate during 2004 was due to a reduced level of annual estimated tax-exempt interest relative to annual estimated income before taxes in the current period.  Additionally, our effective tax rate for the nine months ended September 30, 2004 was adversely impacted by an adjustment of $544 related to an increase in a previously established valuation allowance against state deferred tax assets from 80% to a full 100% of the asset.

Net Income.  Net income for the three months ended September 30, 2004 increased by $8,448, or 125.5%, to $15,177 from $6,729 for the comparable 2003 period.  Net income for the nine months ended September 30, 2004 increased by $9,086, or 40.0%, to $31,827 from $22,741 for the comparable 2003 period.  These increases in net income during 2004 are a result of decreases in the loss ratios due to an increase in average written premium and a decrease in claim frequency in our personal automobile, commercial automobile and homeowners lines of business.

Liquidity and Capital Resources

As a holding company, Safety’s assets consist primarily of the stock of our direct and indirect subsidiaries. Our principal source of funds to meet our obligations and pay dividends to shareholders, therefore, is dividends and other permitted payments from our subsidiaries, principally Safety Insurance. Safety is the borrower under our credit facilities.

Safety Insurance’s sources of funds primarily include premiums received, investment income and proceeds from sales and redemptions of investments. Safety Insurance’s principal uses of cash are the payment of claims, operating expenses and taxes, the purchase of investments and payment of dividends to Safety.

Net cash provided by operating activities was $89,674 and $62,170 during the nine months ended September 30, 2004 and 2003, respectively.  Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash provided by investing activities was $15,966 during the nine months ended September 30, 2004, which resulted primarily from sales and maturities of fixed maturities in excess of purchases of fixed maturities.  Net cash used for investing activities was $68,936 during the nine months ended September 30, 2003, which resulted primarily from purchases of fixed maturities in excess of sales of fixed maturities.

Net cash used for financing activities was $3,187 and $3,010 during the nine months ended September 30, 2004 and 2003, respectively, which resulted from dividends paid to shareholders less payments of management notes and proceeds from stock option exercises.

Credit Facility

Concurrent with the closing of our November 27, 2002 initial public offering (the “IPO”) and repayment of the old credit facility, Safety obtained a new $30,000 revolving credit facility. Fleet National Bank is the lender under this credit facility. Safety borrowed the entire $30,000 under this credit facility at the closing of the IPO and paid down the balance to $19,956 on December 5, 2002 with the approximately $10,000 net proceeds from the exercise of the underwriter’s over-allotment option for 900,000 shares of our common stock. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.50% per annum or (ii) the higher of Fleet National Bank’s prime rate or 0.50% above the federal funds rate plus 1.50% per annum. The credit facility is due and payable at maturity on November 27, 2005, which is three years from the closing of the IPO. Interest only is payable prior to maturity. The obligations of Safety under the credit facility are secured by pledges of the assets of Safety and the capital stock of Safety’s operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of Safety. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of September 30, 2004, we were in compliance with all such covenants.

Regulatory Matters

Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. Massachusetts’ statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts’ statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2003, the statutory surplus of Safety Insurance was $258,551, and its net income for 2003 was $27,007. As a result, a maximum of $27,007 is available in 2004 for such dividends without prior approval of the Division. During the nine months ended September 30, 2004, Safety Insurance recorded dividends to Safety of $23,630.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On August 12, 2004, the Board of Directors approved an increase to its quarterly cash dividend to $0.12 per share or $1,847, based on 15,391,844 common shares outstanding, which was paid on September 15, 2004, to shareholders of record at the close of business on September 1, 2004.  On May 20, 2004, Safety’s Board approved a quarterly cash dividend on our common stock of $0.10 per share, or $1,534, based on 15,338,589 common shares outstanding, which was paid on June 15, 2004 to shareholders of record on June 1, 2004.  On February 24, 2004, Safety’s Board approved a quarterly cash dividend on our common stock of $0.10 per share, or $1,526, based on 15,259,991 common shares outstanding, which was paid on March 15, 2004 to shareholders of record on March 1, 2004.  We plan to continue to declare and pay quarterly cash dividends in 2004, depending on our financial position and the regularity of our cash flows.

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

Contractual Obligations

There were no material changes in any of our contractual obligations outside the ordinary course of our business during the three or nine months ended September 30, 2004.  Our loss and loss adjustment expense reserves, capital lease and debt obligations are currently reflected in our September 30, 2004 and December 31, 2003 balance sheets under GAAP.

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

Forward-looking statements give our expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors—many of which are beyond our control—that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition, conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC. Refer to those set forth under the caption “Risk Factors” in our prospectus in the registration statement on Form S-1 filed with the SEC on November 22, 2002.

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

	As of September 30, 2004 Fair Value
	-100 Basis Point Change	As Of 9/30/2004	+100 Basis Point Change
Fixed maturities	$682,092	$654,195	$625,853
Cash and cash equivalents	128,737	128,737	128,737
Total	$810,829	$782,932	$754,590

An important market risk for all of our outstanding long-term debt is interest rate risk. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. At September 30, 2004 we had $19,956 of debt outstanding under our credit facility at a variable rate of 3.1%. A 2.0% change in the prevailing interest rate on our variable rate debt would result in interest expense fluctuating approximately $400 for 2004, assuming that all of such debt is outstanding for the entire year.

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

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings -  None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds -   None.

Item 3.  Defaults upon Senior Securities -   None.

Item 4.  Submission of Matters to a Vote of Security Holders -   None.

Item 5.  Other Information -   None.

Item 6.  Exhibits - The exhibits are contained herein as listed in the Exhibit Index on page 26.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)

Date: November 9, 2004

	By:	/s/ WILLIAM J. BEGLEY, JR. .

William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement by and between Safety Insurance Group, Inc. and William J. Begley, Jr., dated November 8, 2004. (1)(3)

10.2	Employment Agreement by and between Safety Insurance Group, Inc. and David F. Brussard, dated November 8, 2004. (1)(3)

10.3	Employment Agreement by and between Safety Insurance Group, Inc. and Daniel F., Crimmins, dated November 8, 2004. (1)(3)

10.4	Employment Agreement by and between Safety Insurance Group, Inc. and Robert J. Kerton, dated November 8, 2004. (1)(3)

10.5	Employment Agreement by and between Safety Insurance Group, Inc. and David E. Krupa, dated November 8, 2004. (1)(3)

10.6	Employment Agreement by and between Safety Insurance Group, Inc. and Daniel D. Loranger, dated November 8, 2004. (1)(3)

10.7	Employment Agreement by and between Safety Insurance Group, Inc. and Edward N. Patrick, Jr., dated November 8, 2004. (1)(3)

11	Statement re: Computation of Per Share Earnings. (2)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Denotes management contract or compensation plan or arrangement.

(2)	Not included herein as the information can be calculated from the face of the Consolidated Statements of Operations (see page 4).

(3)	Included herein.