Form 10-K
period 2004-12-31
SAFETY INSURANCE GROUP INC
filed 2005-03-16
CIK 1172052

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50070

SAFETY INSURANCE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4181699 (I.R.S. Employer Identification No.)

20 Custom House Street, Boston, Massachusetts 02110
(Address of principal executive offices including zip code)

(617) 951-0600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

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

        The aggregate market value of the registrant's voting and non-voting common equity (based on the closing sales price on NASDAQ) held by non-affiliates of the registrant as of June 30, 2004, was approximately $246,948,717.

        As of March 15, 2005, there are 15,505,652 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

        Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held on May 20, 2005, which Safety Insurance Group, Inc. (the "Company", "we", "our", "us") intends to file within 120 days after its December 31, 2004 year-end, are incorporated by reference into Part III hereof.

SAFETY INSURANCE GROUP, INC.

Table of Contents

PART I.

ITEM 1.    BUSINESS

        In this discussion, all dollar amounts are presented in thousands, except share and per share data.

A.    General

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 81.0% of our direct written premiums in 2004), we offer a portfolio of property and casualty insurance products, including commercial automobile, homeowners, dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts through our insurance subsidiaries, Safety Insurance Company ("Safety Insurance") and Safety Indemnity Insurance Company (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with 556 independent insurance agents in 659 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile carrier, capturing an approximate 11.0% share of the Massachusetts private passenger automobile insurance market, and the fourth largest commercial automobile carrier, with a 8.4% share of the Massachusetts commercial automobile insurance market, in 2004 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR"). In addition, we were also ranked the 52nd largest automobile writer in the country according to A.M. Best, based on 2003 direct written premiums. We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

        Our share of the Massachusetts private passenger automobile insurance market has grown from 9.8% in 2000 to 11.0% in 2004. As a result of this increased market share and the expansion of our product offerings, our direct written premiums have increased by 47.0% between 2000 and 2004, from $427,457 to $628,295. We have also maintained profitability in part by managing our cost structure through, for example, the use of technology.

Website Access to Information

        The Internet address for our website is www.SafetyInsurance.com. All of our press releases and SEC report are available for viewing or download at our website. These documents are made available on our website as soon as reasonably practicable after each press release and SEC report is filed with, or furnished to, the SEC. Copies of any current public information about our company are available without charge upon written, telephone, faxed or e-mailed request to the Office of Investor Relations, Safety Insurance Group, Inc., 20 Custom House Street, Boston, MA 02110, Tel: 877-951-2522, Fax: 617-603-4837, or e-mail: InvestorRelations@SafetyInsurance.com. The materials on our website are not part of this report on Form 10-K or incorporated by reference into this report and the URL above is intended to be an inactive textual reference only.

Our Competitive Strengths

        We Have Strong Relationships with Independent Agents.    In 2003, independent agents accounted for approximately 79.1% of the Massachusetts automobile insurance market measured by direct written premiums as compared to only about 40.6% nationwide, according to A.M. Best. For that reason, our strategy is centered around, and we sell exclusively through, a network of 556 independent agents (of which 119 are Exclusive Representative Producers ("ERPs")) in 659 locations throughout

Massachusetts. In order to support our independent agents and enhance our relationships with them, we:

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

        We Have an Uninterrupted Record of Profitable Operations.    In every year since our inception in 1979, we have been profitable and increased our direct written premiums from the prior year. We have achieved profitable growth by, among other things:

  •
  Increasing by 16.9% the number of private passenger automobile exposures we underwrite from 392,889 in 2000 to 459,133 in 2004 and the average premium we receive per automobile exposure from $915 to $1,092;

  •
  Maintaining a statutory combined ratio (refer to page 36 for a definition of statutory combined ratio) that is consistently below industry averages;

  •
  Taking advantage of the institutional knowledge our management has amassed during our long operating history in the unique Massachusetts market;

  •
  Introducing new lines of insurance products, such as homeowners, which unlike private passenger automobile do not have state-established maximum premium rates;

  •
  Investing in technology to simplify internal processes and enhance our relationships with our agents; and

  •
  Maintaining a high-quality investment portfolio.

        We Are a Technological Leader.    We have dedicated significant human and financial resources to the development of advanced information systems. Our technology efforts have benefited us in two distinct ways. First, we continue to develop technology that empowers our independent agent customers to make it easier for them to transact business with their clients and with Safety. In our largest business line, private passenger automobile insurance, our agents now submit approximately 98% of all applications for new policies or endorsements for existing policies to us electronically through our proprietary information portal, the Agents Virtual Community. Second, our investment in technology has allowed us to re-engineer internal back office processes to provide more efficient service at lower cost. Our adjusted statutory expense ratios have been below the average industry statutory expense ratio in each of the past five years. Our systems have also improved our overall productivity, as evidenced by our direct written premiums per employee increasing to $1,164 in 2004 from $835 in 2000.

        We Have an Experienced, Committed and Knowledgeable Management Team.    Our senior management team owns approximately 11% of the common stock of Safety on a fully diluted basis. Our senior management team, led by our President, Chief Executive Officer and Chairman of the Board, David F. Brussard, has an average of over 29 years of industry experience per executive, as well as an average of over 23 years of experience with Safety. The team has demonstrated an ability to operate successfully within the regulated Massachusetts private passenger automobile insurance market.

Our Strategy

        To achieve our goal of increasing shareholder value, our strategy is to maintain and develop strong independent agent relationships by providing our agents with a full package of insurance products and information technology services. We believe this strategy will allow us to:

  •
  Further penetrate the Massachusetts private passenger automobile insurance market;

  •
  Continue to selectively cross-sell homeowners, dwelling fire, personal umbrella and business owner policies in order to capture a larger share of the total Massachusetts property and casualty insurance business written by each of our independent agents; and

  •
  Continue to expand our technology to enable independent agents to more easily serve their customers and conduct business with us, thereby strengthening their relationships with us.

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

  •
  "Take All Comers."  With very few exceptions, CAR, which is the residual market program for automobile insurance in Massachusetts, may not refuse to cover an applicant. Servicing carriers of CAR, such as us, may not refuse to issue a policy to an applicant based on the applicant's driving record or other underwriting criteria commonly used by insurers in other states to decide whether to insure a motorist.

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

  •
  Premium Rates are "fixed and established" by the Commissioner.  In Massachusetts, automobile insurance companies are obligated to use premium rates that are determined on an annual basis by the Commissioner. As a matter of law, the Commissioner's rate must be adequate, which the Massachusetts courts have ruled requires that the rate be sufficient to allow insurers the opportunity to earn a reasonable rate of return. The rate setting process involves a lengthy and complex administrative proceeding in which the Commissioner considers historic information related to claim costs as well as outside factors affecting insurance costs. Different data is presented for the Commissioner's consideration by the Automobile Insurers Bureau (on behalf of the insurance industry), the State Rating Bureau, and the Massachusetts Attorney General. At the close of this proceeding, the Commissioner sets a premium rate for each of several classes of drivers, many different types of vehicles, and twenty-seven different geographic territories within Massachusetts. The Commissioner usually sets the rate during the last quarter of the year. The Commissioner mandated an average rate increase in private passenger automobile premiums of 2.5% for 2004, 2.7% for 2003, no rate change for 2002, and an average 8.3% decrease in 2001. The Commissioner announced on December 15, 2004, a 1.7% statewide average rate decrease for 2005. In addition, the Commissioner annually establishes the minimum commission rate that insurers must pay their auto insurance agents. The Commissioner approved a commission rate, as a percentage of premiums of 10.5% in 2004, 11.0% in 2003, 11.7% in 2002, and 12.3% in 2001. The Commissioner approved a increase in the commission rate to 10.9% for 2005.

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

  •
  Price competition is limited.  An insurer may charge less than the Commissioner's fixed and established premium rates by offering discounts to all members of a particular class of motorists, but only if the discount is approved by the Commissioner after a public hearing. During the years 1996 to 2001, most insurance companies offered rate discounts for drivers with the best driving records. We offered competitively priced discounts during the 1996 to 2001 time period, but like most of our competitors, we have discontinued using these discounts since 2001. Only three companies offered such discounts in 2004, further reduced to two companies in 2005.

  •
  Affinity Group Marketing.  In addition to the use of class discounts, insurers can charge lower rates than the Commissioner's fixed rate by providing discounts to all members of an affinity group. An affinity group consists of all of the employees of a particular employer or the members of a trade union, association or other organization. These discounts must be filed with the Commissioner and are subject to the Commissioner's approval. We currently offer discounts to 194 groups representing approximately 9.8% of the private passenger automobile policies we issue, with discounts ranging from 1% to 5%.

  •
  Exclusive Representative Producers.  As noted above, the Commissioner sets a different rate for each of twenty-seven territories in Massachusetts. The methodology the Commissioner uses to adjust the rates among each territory results in the reduction of rates in high cost urban communities from the actuarially appropriate rate while increasing rates in suburban and rural parts of Massachusetts. As a result, in the aggregate, rates in urban communities are considered inadequate by most insurers. In order to ensure that motorists living in such communities have access to automobile insurance, licensed insurance producers located in such areas who have not been appointed as a voluntary agent of a company may apply to CAR, to be appointed as an involuntary agent, or ERP, of an insurer selected by CAR. Under CAR's current rules, ERPs are assigned to all insurers writing private passenger automobile insurance in Massachusetts. ERP assignments are intended to be based upon an insurer's market share.

  •
  Commonwealth Automobile Reinsurers.  In order to protect insurers from the assignment of ERPs and certain other insurance regulatory conditions, the Massachusetts Legislature created CAR, which runs a reinsurance pool. CAR is governed by a committee that is appointed by the Commissioner, but its rules and decisions are subject to the review and approval of the Commissioner. Under CAR's current rules, companies may cede to the reinsurance pool policies that they determine are not likely to be profitable. As a result, CAR operates at an underwriting deficit. This deficit is allocated among every automobile insurance company based on a complex formula that takes into consideration a company's voluntary market share, the amount of business it cedes to CAR and credits the company earns under a system CAR has designed to encourage carriers to voluntarily write business in selected under-priced classes and territories. We have developed underwriting and actuarial analysis systems to evaluate the profitability of ceding a risk to CAR or writing it voluntarily.

  •
  Proposed Reform of CAR.  On December 31, 2004, the Commissioner approved new rules for CAR, which became effective on January 1, 2005 (the "Approved Rules"). Pursuant to the Approved Rules, CAR's current system of assigning ERPs to each insurer and providing reinsurance to insurers is to be replaced by the Massachusetts Assigned Insurance Plan (the "MAIP"). The MAIP is a type of assigned risk plan similar to that used to manage the automobile insurance residual market in most other states. Under the Approved Rules, the MAIP will be fully effective on January 1, 2008. The Approved Rules contain certain transition rules which apply to CAR during 2005, 2006 and 2007, during which time the MAIP would be phased in. A lawsuit has been filed in Suffolk Superior Court by Commerce Insurance Company against the Commissioner that seeks an order permanently enjoining implementation and/or enforcement of the Approved Rules. Certain ERPs, Arbella Mutual Insurance Company and the Center for Insurance Research have intervened as plaintiffs and CAR has intervened as a defendant in this lawsuit. On February 1, 2005 the Court issued an order approving a motion by the ERP plaintiffs that stayed the Approved Rules pending a final decision in this lawsuit. At the present time, we are unable to predict the outcome of this litigation. The Approved Rules and other recent related developments are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

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

  •
  Prominence of Independent Insurance Agents.  Finally, and perhaps most importantly to our Company's success, approximately 79.1% of the direct written premiums in the Massachusetts automobile insurance market was placed by independent agents in 2003, according to A.M. Best. Nationally, independent agents wrote only about 40.6% of the private passenger automobile insurance market in 2003, according to A.M. Best. Accordingly, to be successful, a company must have a strategy designed to encourage the best agents to place their best business with that company. At Safety, we have designed a system of agent commissions, profit sharing, bonuses and other strategies, such as our information technology capabilities, that we believe favorably distinguishes our company from our competitors. We aggressively market our company to independent agents in attempting to get the best agents and the best business.

C.    Products

        Historically, we have focused on underwriting private passenger automobile insurance. Since 1997, we have expanded the breadth of our product line in order for agents to address a greater portion of their clients' insurance needs by selling multiple Safety products. The table below shows our premiums in each of these product lines for the periods indicated and the portions of our total premiums each product line represented.

	For the Years Ended December 31,
Direct Written Premiums
	2004		2003		2002
Private passenger automobile	$509,038	81.0%	$463,199	81.0%	$421,116	81.5%
Commercial automobile	65,057	10.4	58,042	10.2	50,858	9.9
Homeowners	45,175	7.2	42,460	7.4	38,027	7.4
Business owners policies	5,332	0.8	4,301	0.8	3,282	0.6
Personal umbrella	1,647	0.3	1,579	0.3	1,528	0.3
Dwelling fire	1,728	0.3	1,729	0.3	1,580	0.3
Commercial umbrella	318	—	235	—	165	—

Total	$628,295	100.0%	$571,545	100.0%	$516,556	100.0%

        Our product lines are as follows:

        Private Passenger Automobile (81.0% of 2004 direct written premiums).    Private passenger automobile insurance is our primary product, and we support all Massachusetts policy forms and limits of coverage. Private passenger automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils. We have priced our private passenger coverage competitively by offering group discounts since 1995 and Safe Driver Insurance Plan rate deviations from 1996 to 2001. Since 2001, we have not filed for any Safe Driver Insurance Plan deviation. We currently offer approximately 194 affinity group discount programs ranging from 1% to 5% discounts.

        Commercial Automobile (10.4% of 2004 direct written premiums).    Our commercial automobile program supports all Massachusetts policy forms and limits of coverage including endorsements that broaden coverage over and above that offered on the standard Massachusetts policy forms. Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business. We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers, and insure individual vehicles as well as commercial fleets. Commercial automobile policies are written at a standard rate with qualifying risks eligible for preferred lower rates. We received approval for a rate increase of 2.1% effective December 16, 2004.

        Homeowners (7.2% of 2004 direct written premiums).    We offer a broad selection of coverage forms for qualified policyholders. Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy. We write policies on homes, condominiums, and apartments. We offer loss-free credits of up to 16% for eight years of loss free experience, along with a discount of 10% when a home is written together with an automobile. All forms of homeowners coverage are written at a standard rate with qualifying risks eligible for preferred lower rates. We received approval for a rate increase of 9.0% effective March 1, 2004.

        Business Owners Policies (Less than 1.0% of 2004 direct written premiums).    We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses. Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss. Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers. We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

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

        Personal Umbrella (Less than 1.0% of 2004 direct written premiums).    We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients. We offer a discount of 10% when an umbrella policy is written together with an automobile insurance policy. We write policies at standard rates with limits of $1.0 million to $5.0 million.

        Dwelling Fire (Less than 1.0% of 2004 direct written premiums).    We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences. We offer superior construction and protective device credits, with a discount of 5% when a dwelling fire policy is issued along with an automobile policy. We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

        Commercial Umbrella (Less than 1.0% of 2004 direct written premiums).    We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies. The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks. We write commercial umbrella policies at standard rates with limits ranging from $1.0 million to $5.0 million.

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

        In the wake of the September 11, 2001 tragedies, the insurance industry is also impacted by terrorism, and we have filed and received approval for a number of terrorism endorsements from the Commissioner, which limit our liability and property exposure according to the Terrorism Risk Insurance Act of 2002. See "J. Reinsurance", discussed below.

D.    Distribution

        We distribute our products exclusively through independent agents, unlike some of our competitors, which use multiple distribution channels. We believe this gives us a competitive advantage with the agents. We have two types of independent agents: those with which we have voluntarily entered into an agreement, which we refer to as voluntary agents, and those that CAR has assigned to us as ERPs. With the exception of our ERPs, we do not accept business from insurance brokers. Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority. We reserve the ability under Massachusetts law to cancel any coverage, other than private passenger automobile insurance, within the first 30 days after it is bound. In total, our 556 independent agents have 659 offices (some agencies have more than one office) and approximately 3,000 customer service representatives.

        Voluntary Agents.    In 2004, we obtained approximately 73.6% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents. As of February 28, 2005, we had agreements with 437 voluntary agents. Our voluntary agents are located in all regions of Massachusetts.

        We look for agents with profitable portfolios of business. To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 64.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) currently write policies for a minimum of two automobile carriers; (iv) make a commitment for us to underwrite at least 500 policies from the agency during the first twelve months after entering an agreement with us; and (v) offer multiple product lines. Every year, we review the performance of our agents during the prior year. If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us. We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards. Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by premiums. No individual agency generated more than 3% of our direct written premiums in 2004.

        Exclusive Representative Producers.    In 2004, our ERPs generated approximately 26.4% of our direct written premiums for automobile insurance. As of December 31, 2004, we had 80 private passenger automobile ERPs. CAR defines ERPs as licensed dwelling fire or casualty insurance agents or brokers who have a place of business in Massachusetts, but have no existing voluntary independent agency relationship with an automobile insurer conducting business in Massachusetts. An ERP's policy portfolio typically includes a significant percentage of what are considered to be under-priced automobile policies.

        Massachusetts law guarantees that CAR provide motor vehicle insurance coverage to all qualified applicants. To facilitate this system, under CAR's current rules, any qualified licensed insurance producer that is unable to obtain a voluntary automobile relationship with an insurer becomes an ERP and is assigned to an insurer, which is then required to write that agent's policies. The number of mandated ERP policies assigned to a Massachusetts insurance carrier is intended to be proportionate to its voluntary market share. However, because no insurer can control the relative volumes of voluntary and ERP business with certainty, carriers are usually either relatively oversubscribed or undersubscribed with ERP policies. Periodically, CAR assigns or re-assigns an ERP to the most undersubscribed insurer.

        We continuously monitor our ERP subscription level to attempt to reduce our exposure to becoming oversubscribed with ERP business. By properly managing our ERP subscription levels, we reduce the probability that we will be forced to write excessive levels of ERP business, which is usually unprofitable. According to the February 25, 2005 CAR Private Passenger Subscription Report, as of December 31, 2004, our ERP policies totaled 119,881, or approximately 97.8% of our market share percentage of ERP policies, making us the third most undersubscribed carrier as of that date. Nevertheless, we have a higher percentage than our market share of High Loss Ratio ERPs (ERPs with loss ratios of 125% or greater).

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

        Commission Schedule and Profit Sharing Plan.    We have several programs designed to attract profitable new private passenger automobile business from agents by paying them more than the minimum commission the law requires (which is 10.5% of premiums for 2004, and 10.9% in 2005). We recognize our top performing agents by making them members of our President's Club or Executive Club. In 2004 and 2005, President's Club members receive a commission equal to 14.5% of premiums for each new policy with a driver in Safe Driver Insurance Plan step 9 or 10, while Executive Club members receive a commission equal to 12.5% of premiums for such policies. In 2004, 68.2% of our drivers were in Safe Driver Insurance Plan steps 9 or 10, as compared to 68.6% for the Massachusetts private passenger automobile industry as a whole, based on the number of drivers per month in each step according to CAR.

        Further, we have a competitive agency incentive commission program under which we pay agents up to 7% of premiums based on the loss ratio on their business.

        We have received no inquiries from the Commissioner, the Massachusetts Attorney General, or any other government agency relative to how we conduct our contingent commissions and profit sharing programs.

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

        Pricing.    Our pricing strategy for private passenger automobile insurance primarily depends on the maximum permitted premium rates and minimum permitted commission levels mandated by the Commissioner. For several years prior to 2002, we offered discounts off the state-mandated rates to drivers in the lower Safe Driver Insurance Plan steps, as did a number of other insurers. However, starting in 1998, we began to reduce the discounts we offered, in light of the reductions or minimal increases in average rates the Commissioner has mandated in each year since 1998. We currently do not offer any Safe Driver Insurance Plan step-based discounts. As a result primarily of reducing discounts and of our insureds purchasing new cars (for which we are permitted to charge higher premiums), our average premium received per policy increased 5.2% in 2002, 6.9% in 2003 and 6.1% in 2004.

        In addition to Safe Driver Insurance Plan discounts, we also offer group discounts to members of 194 affinity groups, including the Boston College Alumni Association, the Massachusetts Bar Association and the Massachusetts Medical Society. In general, we target affinity groups with a mature and stable membership base along with favorable driving records, offering between a 3% and 5% discount (with 4% being the average discount offered). Approximately 9.8% of the private passenger policies we issue receive an affinity group discount.

        CAR and the Commissioner set the premium rates for commercial automobile policies reinsured through CAR. Subject to Commissioner review, we set rates for commercial automobile policies that are not reinsured through CAR, and for all other insurance lines we offer, including homeowners, dwelling fire, personal umbrella, commercial umbrella, commercial package policies and business owner policies. We base our rates on industry loss cost data, our own loss experience, catastrophe modeling and prices charged by our competitors in the Massachusetts market. We received approval for a rate increase of 2.1% for our commercial automobile line effective December 16, 2004, and also received approval for a rate increase of 9.0% for our homeowners line effective March 1, 2004.

        Cede/Retain Decisions.    Under CAR's current rules, we must decide, within 23 days after the effective date of a new policy or before renewing an existing policy, whether to cede it to CAR's reinsurance pool. Each Massachusetts automobile insurer must bear a portion of the losses of the reinsurance pool. Under CAR's current rules, we are able to reduce our total allocated share of the losses of the reinsurance pool by ceding less business to the pool than our proportionate share. As a result, in determining whether to cede an underpriced policy to CAR's private passenger automobile reinsurance pool, we attempt to evaluate whether we are likely to incur greater total losses by ceding it to the pool or by retaining it. According to the March 1, 2005 CAR Cession Volume Analysis—Private Passenger Report, as of December 31, 2004, we have ceded 8.8% of our private passenger automobile business to the pool in 2004, compared to an average of 6.7% for the industry. Our goal is to cede only those policies that incur less total losses resulting from a cession to CAR, than the total losses incurred by retaining the policy.

        CAR also runs a reinsurance pool for commercial automobile policies. We analyze whether to cede or retain our business in that line in a similar fashion. According to the March 1, 2005 CAR Cession Volume Analysis-All Other Than Private Passenger Report, as of December 31, 2004, we have ceded 16.8% of our commercial automobile business to the pool in 2004, compared to an average of 26.9% for the industry.

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

        Our rate pursuit team aggressively monitors all insurance transactions to make sure we receive the correct premium for the risk insured. We accomplish this by verifying Massachusetts pricing criteria, such as proper classification of drivers, the make, model and age of insured vehicles and the availability of discounts. We verify that operators are properly listed and classified, assignment of operators to vehicles, vehicle garaging, vehicle preinspection requirements and in some cases the validity of discounts. In our homeowners and dwelling fire lines, our team has completed a project to update the replacement costs for each dwelling. We use third-party software to assist in these appraisal efforts.

G.    Technology

        The focuses of our information technology effort are:

  •
  to constantly reengineer internal processes to allow more efficient operations, resulting in lower operating costs;

  •
  to make it easier for independent agents to transact business with us; and

  •
  to enable agents to efficiently provide their clients with a high level of service.

        We believe that our technology initiatives have increased revenue and decreased cost. For example, these initiatives have allowed us to reduce the number of call-center transactions which we perform, and to transfer many manual processing functions from our internal operations to our independent agents. We also believe that these initiatives have contributed to our overall increases in productivity. In

1990, we had 399 employees and $154,997 in direct written premiums. As of December 31, 2004, we had 540 employees and $628,295 in direct written premiums, which represents an increase from $388 direct written premiums per employee in 1990 to $1,164 direct written premiums per employee in 2004.

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

          Billing.    Proprietary billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders. We believe the sophistication of our direct bill system helps us to limit our bad debt expense. In both 2003 and 2004, our bad debt expense as a percentage of direct written premiums was 0.1%.

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

        Policyholder Inquiry.    Policyholder Inquiry provides 24 hours a day, 7 days a week self-service account information to our policyholders through our website or through their independent agents' websites. This application provides policyholders with round-the-clock access to billing and claims information.

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

  Casualty Claims

        We have a proven record of settling casualty claims below the industry average in Massachusetts. According to the Automobile Insurers Bureau, our average casualty claim settlement during the period from January 1994 through September 30, 2004 was $5,410, approximately 4.6% lower than the Massachusetts industry average of $5,673.

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

        We believe an important component of handling claims efficiently is prompt investigation and settlement. We find that faster claims settlements often result in less expensive claims settlements. Our E-Claim reporting system is an online product that reduces the time it takes for agents to notify our adjusters about claims, thereby enabling us to contact third-party claimants and other witnesses quickly. After business hours we outsource claims adjustment support to an independent firm whose employees contact third-party claimants and other witnesses. We believe that early notification results in our adjusters conducting prompt investigations of claims and compiling more accurate information about those claims. Our claims workload management software also assists our adjusters in handling claims quickly.

        We believe the structure of our casualty claims unit allows us to respond quickly to claimants anywhere in the Commonwealth. Comprising 115 people, the department is organized into distinct claim units that contain loss costs for soft tissue injuries. Field adjusters are located geographically for prompt response to claims, with our litigation unit focused on managing loss costs and litigation expenses for serious injury claims.

        Additionally, we utilize a special unit to investigate fraud in connection with casualty claims. This special unit has one manager and eight employees. In cases where adjusters suspect fraud in connection with a claim, we deploy this special unit to conduct investigations. We deny payment to claimants in cases in which we have succeeded in accumulating sufficient evidence of fraud.

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

        When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2004 is adequate to cover the ultimate net cost of losses and claims incurred as of that date.

        Management calculates its loss and LAE reserves estimates, independently from the Company's actuaries. The Company's actuarial estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $329,403 to a high of $384,536 as of December 31, 2004. The Company's loss and LAE reserves, based on management's best estimate, were set at $366,730 as of December 31, 2004. The ultimate liability may be greater or less than reserves carried at the balance sheet date. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. We do not discount any of our reserves.

        The following table presents development information on changes in the reserves for losses and loss adjustment expenses ("LAE") of our Insurance Subsidiaries for the three years ended December 31, 2004.

	For the Years Ended December 31,
	2004	2003	2002
Reserves for losses and LAE, beginning of year	$383,551	$333,297	$302,556
Less reinsurance recoverable on unpaid losses and LAE	(73,539)	(66,661)	(75,179)

Net reserves for losses and LAE, beginning of year	310,012	266,636	227,377

Incurred losses and LAE, related to:
Current year	431,839	420,788	377,440
Prior years	(6,778)	181	(2,262)

Total incurred losses and LAE	425,061	420,969	375,178

Paid losses and LAE related to:
Current year	217,989	240,501	217,778
Prior years	150,354	137,092	118,141

Total paid losses and LAE	368,343	377,593	335,919

Net reserves for losses and LAE, end of year	366,730	310,012	266,636
Plus reinsurance recoverables on unpaid losses and LAE	84,167	73,539	66,661

Reserves for losses and LAE, end of year	$450,897	$383,551	$333,297

        The increase or decrease in prior year incurred losses and LAE represents deficiences or redundancies for reserves established in prior years. The $6,778 of favorable development recorded during 2004, which resulted primarily from a reduction in our share of CAR's results for the 2003 policy year, indicates that management's estimation of year-end 2003 and prior loss and LAE reserves varied by 2.2% of the net reserves established at December 31, 2003.

        The following table represents the development of reserves, net of reinsurance, for calendar years 1994 through 2004. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2004.

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

	As of and for the Year Ended December 31,
	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994
Reserves for losses and LAE originally estimated	$366,730	$310,012	$266,636	$227,377	$211,834	$206,613	$195,990	$195,145	$189,420	$175,125	$149,197
Cumulative amounts paid as of:
One year later		150,354	137,092	118,141	114,016	107,937	92,791	75,233	68,246	56,912	45,098
Two years later			199,119	168,347	163,768	133,414	113,323	105,046	96,219	82,299	66,041
Three years later				196,340	185,398	154,395	135,024	125,574	111,706	93,866	78,052
Four years later					194,891	163,904	144,985	136,730	121,100	99,854	82,918
Five years later						167,829	149,549	141,843	126,924	103,384	84,597
Six years later							150,940	143,459	128,804	105,284	85,201
Seven years later								143,998	129,358	105,759	85,678
Eight years later									129,535	105,823	85,951
Nine years later										105,860	85,971
Ten years later											85,996

	As of and for the Year Ended December 31,
	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994
Reserves re-estimated as of:
One year later		$303,234	$266,817	$225,115	$204,531	$179,650	$169,940	$171,803	$161,083	$140,728	$128,012
Two years later			269,941	227,771	206,340	176,008	156,590	153,846	144,727	125,496	108,979
Three years later				231,190	208,592	175,868	154,867	147,455	134,721	114,597	99,167
Four years later					209,517	176,029	154,530	146,059	131,694	108,705	91,086
Five years later						175,367	154,576	145,670	131,051	106,763	87,335
Six years later							153,926	145,612	130,903	106,578	86,352
Seven years later								145,465	130,735	106,545	86,429
Eight years later									130,599	106,396	86,416
Nine years later										106,213	86,378
Ten years later											86,190
Cumulative (redundancy)/deficiency 2004		($6,778)	3,305	3,813	(2,317)	(31,246)	(42,064)	(49,680)	(58,821)	(68,912)	(63,007)
	As of and for the Year Ended December 31,
	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994
Gross liability—end of year	$450,897	$383,551	$333,297	$302,556	$302,131	$315,226	$311,846	$319,453	$326,802	$303,330	$276,835
Reinsurance recoverables	84,167	73,539	66,661	75,179	90,297	108,613	115,856	124,308	137,382	128,205	127,638
Net liability—end of year	366,730	310,012	266,636	227,377	211,834	206,613	195,990	195,145	189,420	175,125	149,197
Gross estimated liability—latest		375,283	334,942	285,953	276,794	243,327	225,562	221,051	210,858	181,150	157,950
Reinsurance recoverables—latest		72,049	65,001	54,763	67,277	67,960	71,636	75,586	80,259	74,937	71,760
Net estimated liability—latest		$303,234	269,941	231,190	209,517	175,367	153,926	145,465	130,599	106,213	86,190

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

        The table also shows that we have substantially benefited in prior years from releasing redundant reserves. Massachusetts private passenger automobile insurance pricing was very favorable in the early to mid-1990s and the reserves we established for business written during that period developed favorably, allowing us to release substantial reserves in following years. As maximum permitted rates declined in the latter part of the 1990s through 2001, and the redundancies resulting from favorable development of earlier years were released, our redundancies in subsequent years began to diminish. In the year ended December 31, 2002 we released $2,262 in reserves relating to prior years, compared to increasing loss reserves $181 in 2003. In the year ended December 31, 2004 we released $6,778 in reserves related to prior years.

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

        We are very selective in choosing our reinsurers, seeking only those companies that we consider to be financially stable and adequately capitalized. In an effort to minimize exposure to the insolvency of a reinsurer, we continuously evaluate and review the financial condition of our reinsurers. All of our reinsurers have an A.M. Best rating of "A" or better and Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A+" (Superior).

        We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage in 2004 that protects us in the event of a "315-year storm" (that is, a storm of a severity expected to occur once in a 315 year period). We use various software products to measure our exposure to catastrophe losses to model the probable maximum loss to us for catastrophe losses such as hurricanes. In 2004 we purchased six layers of excess catastrophe reinsurance contracts providing coverage for property losses in excess of $5,000 up to a maximum of $210,000. Our reinsurers co-participation ratio was 70.0% of $5,000 for the 1st layer, 80.0% of $5,000 for the 2nd layer, 90.0% of $15,000 for the 3rd layer, 90.0% of $30,000 for the 4th layer, 95.0% of $100,000 for the 5th layer, and 85.0% of $50,000 for the 6th layer.

        Beginning in 2005 we have changed our reinsurance coverage to protect us in the event of a "426-year storm" (that is, a storm of a severity expected to occur once in a 426-year period). We have purchased four layers of excess catastrophe reinsurance contracts providing coverage for property losses in excess of $10,000 up to a maximum of $250,000. Our reinsurers co-participation is 25.0% of $5,000 for the 1st layer, 90.0% of $15,000 for the 2nd layer, 90.0% of $30,000 for the 3rd layer, and 90.0% of $190,000 for the 4th layer.

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

        In the wake of the September 11, 2001 tragedies, reinsurers have begun to exclude coverage for claims in connection with any act of terrorism. Our reinsurance programs for 2003, 2004 and 2005 excludes coverage for acts of terrorism, except for fire or collapse losses as a result of terrorism, under homeowners, dwelling fire, private passenger automobile and commercial automobile policies. For business owner policies and commercial package policies, terrorism is excluded if the total insured value is greater than $20,000.

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

        As of December 31, 2004, we had no material amounts recoverable from any reinsurer, excluding the residual markets described below. On March 10, 2005, our Board of Directors adopted a resolution that prohibits Safety from purchasing finite reinsurance without approval by the Board. To date, the Company has never purchased a finite reinsurance contract.

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

        In Massachusetts, as of December 31, 2004, 19 insurers actively wrote private passenger automobile insurance, according to CAR. Of these 19 insurers, 4 are national companies which use independent agents to sell their products, 8 are regional or Massachusetts-only companies which use independent agents to sell their products (including us) and 7 are national, regional or Massachusetts-only companies which sell their products directly to policyholders. Our principal competitors within the Massachusetts private passenger automobile insurance industry are both regional companies, Commerce Group, Inc. and Arbella Insurance Group, which held 29.1% and 9.2% market shares based on automobile exposures, respectively, in 2004 according to CAR.

L.    Employees

        At March 9, 2005, we employed 536 employees. Our employees are not covered by any collective bargaining agreement. Management considers our relationship with our employees to be good.

M.   Investments

        Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings. Our investment objective is to focus on maximizing total returns while investing conservatively. We maintain a high quality investment portfolio consistent with our established investment policy. As of December 31, 2004, there were no securities below investment grade (as defined by Moody's, S&P, and the Securities Valuation Office of the NAIC (see further details below)) in our fixed income securities portfolio. According to our investment guidelines, no more than 1% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities), and no more than 0.5% of our portfolio may be invested in securities rated "BBB," or the lowest investment grade assigned by Moody's. We continually monitor the mix of taxable and tax-exempt securities, in an attempt to maximize our total after-tax return. Since 1986, our investment manager has been Deutsche Asset Management, formerly known as Scudder Investments.

        The following table reflects the composition of our investment portfolio at December 31, 2004, 2003 and 2002:

	At December 31,
	2004		2003		2002
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$124,162	18.7%	$142,755	21.2%	$195,091	32.3%
Obligations of states and political subdivisions	327,925	49.3	310,283	46.0	197,549	32.7
Asset-backed securities	79,940	12.0	82,731	12.3	87,241	14.5
Corporate and other securities	131,482	19.8	137,867	20.5	124,005	20.5

Subtotal, fixed maturity securities	$663,509	99.8%	$673,636	100	$603,886	100
Equity securities	1,087	0.2	—	—	—	—

Totals	$664,596	100.0%	$673,636	100.0%	$603,886	100.0%

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $120,636 at fair value and $120,729 at amortized cost as of December 31, 2004. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

        While we have held common equity securities in our investment portfolio in the past, as of December 31, 2004, we held no such securities in our investment portfolio, except for interests in mutual funds to fund the executive deferred compensation plan. We made the decision to divest common equity securities in order to maximize the current investment income earned by our portfolio and to reduce our overall investment risk. We continuously evaluate market conditions and we expect in the future to purchase common equity securities.

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

        The following table reflects our investment results for each year in the three-year period ended December 31, 2004:

	Year Ended December 31,
	2004	2003	2002
Average cash and invested securities (at amortized cost)	$734,576	$638,931	$559,923
Net investment income(1)	$27,259	$26,086	$26,142
Net effective yield(2)	3.7%	4.1%	4.7%

(1)
After investment expenses, excluding realized investment gains (losses).
(2)
Net investment income for the period divided by average invested securities and cash for the same period.

        Net effective yield declined as a result of management's investment strategy to shorten the duration of our portfolio, shift to higher rated securities, and increase our tax-exempt holdings.

        As of December 31, 2004, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody's Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody's which received S&P ratings of AA/A or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

        The composition of our fixed income security portfolio by Moody's rating was as follows:

	December 31, 2004
	Amount	Percent
U.S. Government and Government Agency Fixed Income Securities	$124,162	18.7%
Aaa/Aa	416,305	62.7
A	78,615	11.9
Baa	44,427	6.7

Total	$663,509	100.0%

        Ratings are assigned by Moody's, or the equivalent, as discussed above. Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

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

        The Securities Valuation Office of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The Securities Valuation Office assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. Securities Valuation Office ratings are reviewed at least annually. At December 31, 2004, approximately 74.4% of our fixed maturity investments were rated Category 1, and 25.6% of our fixed maturity investments were rated Category 2, the two highest ratings assigned by the Securities Valuation Office. At December 31, 2004, we had no fixed maturity investments rated Category 3 or lower by the Securities Valuation Office.

        The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2004:

	December 31, 2004
	Amount	Percent
Due in one year or less	$11,461	1.7%
Due after one year through five years	143,968	21.7
Due after five years through ten years	211,560	31.9
Due after ten years through twenty years	75,193	11.3
Due after twenty years	20,751	3.1
Mortgage- and Asset-backed securities(1)	200,576	30.3

Total	$663,509	100.0%

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

N.    Ratings

        A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on November 22, 2004. Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Very Vulnerable)." Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

        In reaffirming Safety Insurance's rating, A.M. Best recognized its excellent capitalization, sustained operating profitability, and favorable market position as an automobile insurer in Massachusetts. A.M. Best also noted amongst our positive attributes: favorable operating earnings in recent years; our disciplined underwriting approach; and expertise in the highly regulated Massachusetts automobile insurance industry. A.M. Best cited other factors that partially offset these positive attributes, including our geographic concentration, unfavorable reserve development, elevated underwriting leverage and limited product scope. We are subject to the competitive and highly regulated Massachusetts private passenger automobile market, which is characterized by mandated rates set by the Commissioner.

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

        In addition, the Commissioner periodically conducts a financial examination of all licensees domiciled in Massachusetts. We were most recently examined for the five-year period ending December 31, 2003. The Division had no material findings as a result of this examination.

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

        Insurance Regulation Concerning Dividends.    We rely on dividends from the Insurance Subsidiaries for our cash requirements. The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the stockholders of an insurance company. The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time. As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2004, the statutory surplus of Safety Insurance was $278,161 and its net income for 2004 was $42,251. A maximum of $42,251 will be available by the end of 2005 for such dividends without prior approval of the Division.

        Acquisition of Control of a Massachusetts Domiciled Insurance Company.    Massachusetts law requires advance approval by the Commissioner of any change in control of an insurance company that is domiciled in Massachusetts. That law presumes that control exists where any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10% or more of our outstanding voting stock. Even persons who do not acquire beneficial ownership of more than 10% of the outstanding shares of our common stock may be deemed to have acquired control if the Commissioner determines that control exists in fact. Any purchaser of shares of common stock representing 10% or more of the voting power of our capital stock will be presumed to have acquired control of the Insurance Subsidiaries unless, following application by that purchaser the Commissioner determines that the acquisition does not constitute a change of control or is otherwise not subject to regulatory review. These requirements may deter, delay or prevent transactions affecting the control of or the ownership of our common stock, including transactions that could be advantageous to our stockholders.

        Protection Against Insurer Insolvency.    Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund. The Massachusetts Insurers Insolvency Fund must pay any claim up to $300 of a policyholder of an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within sixty days after the declaration of insolvency. Members of the Massachusetts Insurers Insolvency Fund are assessed the amount the Massachusetts Insurers Insolvency Fund deems necessary to pay its obligations and expenses in connection with handling covered claims. Subject to certain exceptions, assessments are made in the proportion that each member's net written premiums for the prior calendar year for all property and casualty lines bore to the corresponding net written premiums for Massachusetts Insurers Insolvency Fund members for the same period. As a matter of Massachusetts law, insurance rates and premiums include amounts to recoup any amounts paid by insurers for the costs of the Massachusetts Insurers Insolvency Fund. With respect to private passenger automobile insurance rates and premiums, the Commissioner has historically made an adjustment in his or her annual rate decision reflecting any Massachusetts Insurers Insolvency Fund-related costs reported by the industry in its rate filing. By statute, no insurer in Massachusetts may be assessed in any year an amount greater than two percent of that insurer's direct written premium for the calendar year prior to the assessment. We account for allocations from the Massachusetts Insurers Insolvency Fund as underwriting expenses. Underwriting expenses in 2004, 2003 and 2002 included $2,538, $3,423 and $2,103 of charges representing our allocation from the Massachusetts Insurers Insolvency Fund for the insolvencies of other insurers. CAR also assesses its members as a result of insurer insolvencies. Because CAR is not able to recover an insolvent company's share of the net CAR losses from the Massachusetts Insurers Insolvency Fund, CAR must increase each of its member's share of the deficit in order to compensate for the insolvent carrier's inability to pay its deficit assessment. It is anticipated that there will be additional assessments from time to time relating to various insolvencies.

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

        A ratio result falling outside the usual range of Insurance Regulatory Information System ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. With the exception of investment yield in 2004 and 2003, all our ratios for both the Insurance Subsidiaries were within the normal range for 2004, 2003 and 2002.

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

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2004, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk based capital action level.

        Regulation of Private Passenger Automobile Insurance in Massachusetts.    Our principal line of business is Massachusetts private passenger automobile insurance. As described in more detail above under "B. The Massachusetts Property and Casualty Insurance Market", regulation of private passenger automobile insurance in Massachusetts differs significantly from how this line of insurance is regulated in other states. These differences include the requirements that the premium rate we and all insurers must charge is fixed and established by the Commissioner, that our ability and that of our competitors to deviate from the rate set by the Commissioner is restricted, and that some of our insurance producers are assigned to us as a matter of law. See "B. The Massachusetts Property and Casualty Insurance Market", as discussed above.

ITEM 2.    PROPERTIES

        We conduct almost all of our operations in approximately 89,099 square feet of leased space at 20 Custom House Street in downtown Boston, Massachusetts. Our lease expires in December 2008.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of 2004.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

        The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

Name	Age	Position	Years Employed by Safety
David F. Brussard	53	President, Chief Executive Officer and Chairman of the Board	29
William J. Begley, Jr.	50	Vice President, Chief Financial Officer and Secretary	19
Daniel F. Crimmins	66	Vice President—Marketing	20
Robert J. Kerton	58	Vice President—Casualty Claims	18
David E. Krupa	44	Vice President—Property Claims	22
Daniel D. Loranger	65	Vice President—Management Information Systems and Chief Information Officer	24
Edward N. Patrick, Jr.	56	Vice President—Underwriting	31
A. Richard Caputo, Jr.	45	Director	—
Frederic H. Lindeberg.	64	Director	—
Peter J. Manning	66	Director	—
David K. McKown	67	Director	—

        David F. Brussard was appointed Chairman of the Board in March 2004 and President and Chief Executive Officer ("CEO") in June 2001. Mr. Brussard has served as a Director of the Company since October 2001. Since January 1999, Mr. Brussard has been the CEO and President of the Insurance Subsidiaries. Previously, Mr. Brussard served as Executive Vice President of the Insurance Subsidiaries from 1985 to 1999 and as Chief Financial Officer and Treasurer of the Insurance Subsidiaries from 1979 to 1999. Mr. Brussard has been employed by one or more of our subsidiaries for over 29 years. Mr. Brussard is also a member of the governing committee, budget committee, executive committee and nominating committee of the Automobile Insurers Bureau and is Vice Chairman of the Governing Committee, Chairman of the Governing Committee Review Panel, and a member of the Actuarial Committee of CAR. Mr. Brussard is also on the Board of Trustees of the Insurance Library Association of Boston.

        William J. Begley, Jr. was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 4, 2002. Since January 1999, Mr. Begley has been the Chief Financial Officer and Treasurer of the Insurance Subsidiaries. Previously, Mr. Begley served as Assistant Controller of the Insurance Subsidiaries from 1985 to 1987, as Controller from 1987 to 1990 and as Assistant Vice President/Controller from 1990 to 1999. Mr. Begley has been employed by the Insurance Subsidiaries for over 19 years. Mr. Begley also serves on the audit committee of CAR.

        Daniel F. Crimmins was appointed Vice President of Marketing of the Company on March 4, 2002. Mr. Crimmins has served as Vice President of Marketing of the Insurance Subsidiaries since 1985 and has been employed by the Insurance Subsidiaries for over 20 years. Mr. Crimmins has over 44 years of experience in the insurance industry. Mr. Crimmins is a member of the market review committee of CAR.

        Robert J. Kerton was appointed Vice President of Casualty Claims of the Company on March 4, 2002. Mr. Kerton has served as Vice President of Casualty Claims of the Insurance Subsidiaries since 1986 and has been employed by the Insurance Subsidiaries for over 18 years. Mr. Kerton previously served 18 years with Allstate Insurance Company in various Massachusetts claim management assignments. Mr. Kerton serves as Chairman of the Automobile Insurers Bureau claims committee, vice chairman of the CAR claims committee and on the governing board of the Massachusetts Insurance Fraud Bureau.

        David E. Krupa was appointed Vice President of Property Claims of the Company on March 4, 2002. Mr. Krupa has served as Vice President of Property Claims of the Insurance Subsidiaries since July 1990 and has been employed by the Insurance Subsidiaries for over 22 years. Mr. Krupa was first employed by the Company in 1982 and held a series of management positions in the Claims Department before being appointed Vice President in 1990. In addition, Mr. Krupa has been a member of several claims committees both at the Automobile Insurers Bureau and CAR.

        Daniel D. Loranger was appointed Vice President of Management Information Systems of the Company on March 4, 2002. Mr. Loranger has served as Vice President of Management Information Systems and Chief Information Officer of the Insurance Subsidiaries since 1980 and has been employed by the Insurance Subsidiaries for over 24 years. Mr. Loranger began his data processing career with Raytheon Manufacturing in 1960. BEYOND COMPUTING MAGAZINE awarded Mr. Loranger the first place 2000 Partnership Award for the strategic alliance of technology with the Company's business objectives and for development of internal software for the Company.

        Edward N. Patrick, Jr. was appointed Vice President of Underwriting of the Company on March 4, 2002. Mr. Patrick has served as Vice President of Underwriting of the Insurance Subsidiaries since 1979 and as Secretary since 1999. He has been employed by one or more of our subsidiaries for over 31 years. Mr. Patrick has served on several committees of CAR, including the market review, servicing carrier, statistical, automation and reinsurance operations committees. Mr. Patrick has also served on the CAR operations committee since 1984 and has served as its chairman since 1998.

        A. Richard Caputo, Jr. has served as a director of the Company since June 2001. Mr. Caputo is a Senior Principal and was a Managing Director of The Jordan Company L.P. and its predecessors, a private investment firm, since 1990. Mr. Caputo is also a director of TAL International, Inc., Universal Technical Institute, Inc. and various privately held companies.

        Frederic H. Lindeberg has served as a director of the Company since August 2004. Mr. Lindeberg has had a consulting practice providing taxation, management and investment counsel since 1991, focusing on finance, real estate, manufacturing and retail industries. Mr. Lindeberg retired in 1991 as Partner-In-Charge of various KPMG tax offices, after 24 years of service where he provided both accounting and tax counsel to various clients. Mr. Lindeberg was formerly an adjunct professor at Penn State Graduate School of Business. Mr. Lindeberg is currently a trustee of Provident Senior Living Trust.

        Peter J. Manning has served as a director of the Company since September 2003. Mr. Manning retired in 2003 as Vice Chairman of FleetBoston Financial, after thirty-one years with FleetBoston Financial Corporation (formerly BankBoston) where he also held the positions of Comptroller and Executive Vice President and Chief Financial Officer. Mr. Manning started his career with Coopers &

Lybrand in 1962 prior to his 1972 employment with BankBoston. He currently is a director of Thermo Electron, Papa Gino's, and various non-profit companies and is Chairman of the Board of the Tournament Players Club of Boston.

        David K. McKown has served as director of the Company since November 2002. Mr. McKown has been a Senior Advisor to Eaton Vance Management since 2000, focusing on business origination in real estate and asset-based loans. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993, where he focused on acquisitions and high-yield bank debt financings. Mr. McKown has been in the banking industry for 41 years, worked for BankBoston for over 32 years and had previously been the head of BankBoston's real estate department, corporate finance department, and a managing director of BankBoston's private equity unit. Mr. McKown is currently a trustee of Equity Office Properties Trust, and a director of Newcastle Investment Corp. and various privately held companies.

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of March 15, 2005, there were 73 holders of record of the Company's common stock, par value $0.01 per share, not including stock held in "Street Name".

        The Company's common stock (symbol: SAFT) is listed on the NASDAQ National Market. The following table shows the quarterly range of the daily high and low sales prices per share during the past nine quarters in 2004, 2003 and 2002 that we have been public:

	High	Low
Quarter Ended:
December 31, 2002	$15.40	$12.00
March 31, 2003	$14.75	$12.88
June 30, 2003	$15.41	$12.94
September 30, 2003	$16.85	$14.20
December 31, 2003	$18.46	$15.10
March 31, 2004	$20.49	$17.00
June 30, 2004	$22.55	$17.97
September 30, 2004	$22.89	$19.00
December 31, 2004	$32.33	$20.56

        The closing price of the Company's common stock on March 15, 2005 was $36.74 per share.

        During 2004 the Company declared and paid four quarterly cash dividends to stockholders, which totaled $6,767. The Company's Board of Directors declared a quarterly cash dividend on February 17, 2005 of $0.12 per share to stockholders of record on March 1, 2005, payable on March 15, 2005. The Company plans to continue to declare and pay quarterly cash dividends in 2005, depending on the Company's financial position and the regularity of its cash flows. See 2004 and 2003 dividend information on page 48.

        The Company relies on dividends from its Insurance Subsidiaries for a portion of its cash requirements. The payment by the Company of any cash dividends to the holders of common stock therefore depends on the receipt of dividend payments from its Insurance Subsidiaries. The payment of dividends by the Insurance Subsidiaries is subject to limitations imposed by Massachusetts law, as discussed in Item 1.O., Business, Supervision and Regulation, "Insurance Regulation Concerning Dividends", and also in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2004. Prior to October 16, 2001, Thomas Black Corporation was the ultimate parent company of Safety Insurance. In the Acquisition, on October 16, 2001, Safety Insurance Group, Inc. became the parent company of Thomas Black Corporation.

        The selected historical consolidated financial data for the years ended December 31, 2004, 2003 and 2002 and as of December 31, 2004 and 2003 have been derived from the financial statements of Safety Insurance Group, Inc. included in this annual report which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2002 and 2001 and for the successor period October 16, 2001 to December 31, 2001 and for the predecessor period January 1, 2001 to October 15, 2001 have been derived from Safety Insurance Group, Inc.'s consolidated financial statements not included in this annual report, which have been audited by PricewaterhouseCoopers LLP. The selected historical consolidated financial data for the year ended December 31, 2000 and as of December 31, 2000 have been derived from Thomas Black Corporation's consolidated financial statements not included in this annual report, which have been audited by PricewaterhouseCoopers LLP. As a result of the Acquisition, financial data for periods prior to the Acquisition may not be comparable with financial data for periods following the Acquisition.

        We have prepared the selected historical consolidated financial data, other than statutory data, in conformity with U. S. generally accepted accounting principles ("GAAP"). We have derived the statutory data from the annual statements of our Insurance Subsidiaries filed with insurance regulatory authorities, which were prepared in accordance with statutory accounting practices, which vary in certain respects from GAAP.

        The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the accompanying notes included in this Form 10-K in order to more fully understand the historical consolidated financial data.

	Successor				Predecessor
	Year Ended December 31,			October 16- December 31,	January 1- October 15,	Year Ended December 31,
	2004	2003	2002	2001(1)	2001(1)	2000
Income Statement Data:
Direct written premium	$628,295	$571,545	$516,556	$80,238	$391,628	$427,457
Net written premiums	618,923	566,970	517,614	82,980	382,486	430,030
Net earned premiums	592,292	540,248	489,256	100,175	347,098	381,413
Net investment income	27,259	26,086	26,142	5,359	22,246	26,889
Net realized gain (loss) on investments	1,274	10,051	(277)	(4,284)	(766)	(1,246)
Finance and other services income	15,615	15,409	14,168	2,546	9,260	10,514

Total revenue	636,440	591,794	529,289	103,796	377,838	417,570
Losses and loss adjustment expenses	425,061	420,969	375,178	75,559	276,383	275,139
Underwriting, operating and related expenses	145,075	130,636	128,866	29,808	87,998	113,425
Transaction expenses(2)	—	—	—	3,874	5,605	406
Other expenses	—	—	6,250	—	—	—
Interest expense	672	646	7,254	1,823	550	1,071

Total expenses	570,808	552,251	517,548	111,064	370,536	390,041

Income (loss) before income taxes	65,632	39,543	11,741	(7,268)	7,302	27,529
Income tax expense (benefit)	20,642	11,061	1,280	(1,666)	1,678	8,255

Net income (loss) before extraordinary item and preferred stock dividends	44,990	28,482	10,461	(5,602)	5,624	19,274
Excess of fair value of acquired net assets over purchase price	—	—	—	117,523	—	—

Net income before preferred stock dividends	44,990	28,482	10,461	111,921	5,624	19,274
Dividends on mandatorily redeemable preferred stock	—	—	(1,219)	(280)	—	—

Net income available to common stockholders	$44,990	$28,482	$9,242	$111,641	$5,624	$19,274

Net income (loss) per common share before extraordinary item:
Basic	$2.94	$1.87	$1.44	$(1.07)	$6.26	$22.50

Diluted	$2.90	$1.86	$1.38	$(1.07)	$6.26	$22.50

Extraordinary item per common share:
Basic	$—	$—	$—	$21.29	$—	$—

Diluted	$—	$—	$—	$21.29	$—	$—

Net income available to common stockholders per common share:
Basic	$2.94	$1.87	$1.44	$20.23	$6.26	$22.50

Diluted	$2.90	$1.86	$1.38	$20.23	$6.26	$22.50

Cash dividends paid per common share	$0.44	$0.34	$—	$—	$—	$—

Weighted average number of common shares outstanding:
Basic	15,315,877	15,259,991	6,433,786	5,519,500	898,300	856,800

Diluted	15,526,892	15,340,047	6,699,338	5,810,000	898,300	856,800

	As of and for the Year Ended December 31,
	2004	2003	2002	2001(1)	2000
Balance Sheet Data:
Total cash & investments	$820,269	$699,920	$638,663	$529,286	$505,006
Total assets	1,206,445	1,076,296	978,596	859,174	833,339
Losses and loss adjustment expenses reserves	450,897	383,551	333,297	302,556	302,131
Total debt	19,956	19,956	19,956	99,500	13,383
Total liabilities	901,111	808,276	733,344	727,512	620,388
Mandatorily redeemable preferred stock	—	—	22,680	—
Total stockholders' equity	305,334	268,020	245,252	108,982	212,951
Statutory Data:
Policyholders' surplus (at period end)	$278,161	$258,551	$234,204	$220,081	$192,577
Loss ratio(3)	71.7%	78.0%	77.5%	78.8%	73.5%
Expense ratio(3)	23.7	23.5	24.9	25.0	27.3

Combined ratio(3)	95.4%	101.5%	102.4%	103.8%	100.8%
GAAP Ratios:
Loss ratio(3)	71.8%	77.9%	76.7%	78.7%	72.1%
Expense ratio(3)	24.5	24.2	26.3	26.3	29.7

Combined ratio(3)	96.3%	102.1%	103.0%	105.0%	101.8%

(1)
In this financial presentation, the financial data for 2001 has been split into a predecessor period from January 1, 2001 to October 15, 2001 and a successor period from October 16, 2001 to December 31, 2001.

(2)
Our transaction expenses reflect the costs we incurred in connection with our October 16, 2001 acquisition of TBC. Please refer to our 2003 Annual Report on Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations—The Acquisition" for further information.

(3)
The loss ratio is the ratio of losses and loss adjustment expenses to net earned premiums. The expense ratio, when calculated on a statutory accounting basis, is the ratio of underwriting expenses to net written premiums, and when calculated on a GAAP basis is the ratio of underwriting expense to net earned premiums. The combined ratio is the sum of the loss ratio and the expense ratio. Please refer to page 36 for a discussion on the comparison of the above statutory insurance ratios to our GAAP ratios.

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

Executive Summary and Overview

        In this discussion, "Safety" refers to Safety Insurance Group, Inc. and "our Company," "we," "us" and "our" refer to Safety Insurance Group, Inc. and its consolidated subsidiaries. Our subsidiaries consist of Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company, Thomas Black Insurance Agency, Inc. ("TBIA") and RBS, Inc., TBIA's holding company.

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 81.0% of our direct written premiums in 2004), we offer a portfolio of other insurance products, including commercial automobile (10.4% of 2004 direct written premiums), homeowners (7.2% of 2004 direct written premiums), dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance and Safety Indemnity Insurance Company (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with 556 independent insurance agents in 659 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile insurance carrier in Massachusetts, capturing an approximate 11.0% share of the Massachusetts private passenger automobile market in 2004, according to the CAR Cession Volume Analysis Report of March 1, 2005, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer's number of car-years, a measure we refer to in this Form 10-K as automobile exposures.

Massachusetts Automobile Insurance Market

        We are subject to the extensive regulation of the private passenger automobile insurance industry in Massachusetts, which represented 81.0% of our direct written premiums in 2004. Owners of registered automobiles in Massachusetts are required to maintain minimum automobile insurance coverages. We are required to participate in a state-mandated reinsurance program run by Commonwealth Automobile Reinsurers ("CAR") to which we cede certain unprofitable risks and from which we are allocated a portion of the overall losses. CAR is, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement applies to us. This program operates at an underwriting deficit. This deficit is allocated among every Massachusetts automobile insurance company, including us, based on a complex formula that takes into consideration a company's voluntary market share, the rate at which it cedes business to CAR, and the company's utilization of a credit system CAR has designed to encourage carriers to reduce their use of CAR. In addition, based on our market share, we are assigned certain licensed producers by CAR that have been unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs.

        On April 29, 2004, the Governor of Massachusetts (the "Governor") announced the formation of a bipartisan task force charged with reviewing potential changes to the Massachusetts personal automobile insurance system that, according to the Governor's announcement, "will open the door to more competition, move to a rate-setting system that is more in line with the rest of the country, examine the costs and benefits of our current "no fault' claims process, crack down on fraud and eliminate the subsidy that good drivers pay for bad drivers." The Governor also announced "that the Division of Insurance has taken the first steps toward reform by pushing for changes in the distribution of losses generated by high-risk drivers." As a result, in a letter to CAR dated April 29, 2004 (attached as Exhibit 99.1 to our March 31, 2004 Form 10-Q filed with the SEC on May 10, 2004) the Massachusetts Insurance Commissioner (the "Commissioner") directed CAR to materially change the operation of the residual market in Massachusetts, including the formula by which CAR's deficit is allocated and the manner in which policies produced by ERPs are assigned to insurers.

        On December 31, 2004, the Commissioner approved new rules for CAR, which became effective on January 1, 2005 (the "Approved Rules"). The Approved Rules replace CAR with an assigned insurance plan, the "Massachusetts Assigned Insurance Plan" (the "MAIP"), similar to those employed in 42 other states. The Approved Rules consist of two parts. One part applies to the operation of the MAIP, which will be phased in during 2006 and 2007 and which will fully replace CAR beginning January 1, 2008. The MAIP will provide for random and equitable distribution to companies of risks unable to obtain insurance in the voluntary market. The second part of the Approved Rules consists of a series of transition rules that are scheduled to take effect in 2005, 2006 and 2007. The Approved Rules include the following provisions:

  •
  The ERP financial burden will be distributed amongst all companies in a manner that ensures that each company's share of the ERP burden is proportional to its voluntary agent market share.

  •
  Starting in 2005:

  •
  Companies with more than 2% of the market are required to be servicing carriers for CAR.

  •
  On February 1, 2005 CAR will redistribute ERPs amongst the 12 largest companies such that:

  •
  Each company will have an equitable share or number of ERP policies, and

  •
  Each company's ERP policies will produce similar loss ratios to ensure equitable financial results of the ERP burden.

  •
  Starting in 2006:

  •
  A transition to the MAIP will commence.

  •
  Producers will have real time access to the MAIP for assigning a risk to a company and issuing a policy.

  •
  Risks that are accident and violation free during the prior three years (so called "Clean in 3") are not eligible for placement in MAIP.

  •
  Beginning January 1, 2006, new business will be eligible for the MAIP.

  •
  Starting in 2007:

  •
  Beginning January 1, 2007, renewal business will be eligible for the MAIP.

  •
  Starting in 2008:

  •
  Beginning January 1, 2008, the MAIP replaces CAR as the method of distributing residual market risks and apportioning the residual market burden to companies in Massachusetts.

        On January 14, 2005, we filed, on Form 8-K, an estimate of the financial impact the Approved Rules may have on us and we stated that a lawsuit had been filed in Suffolk Superior Court by Commerce Insurance Company against the Commissioner that seeks an order permanently enjoining implementation and/or enforcement of the Approved Rules. Certain ERPs, Arbella Mutual Insurance Company and the Center for Insurance Research have intervened as plaintiffs and CAR has intervened as a defendant in this lawsuit. On February 1, 2005 the Court issued an order approving a motion by the ERP plaintiffs that stayed the Approved Rules pending a final decision in this lawsuit. The Massachusetts Supreme Judicial Court has denied a request by the Commissioner to consider this lawsuit on an expedited basis.

        CAR annually approves the rules that set the value of credits and the cost to cede business. On March 9, 2005, CAR approved rules for the operation of the residual market for 2005 (the "2005 Rules"), and has subsequently sought clarification from the Suffolk Superior Court that the stay of the Approved Rules does not otherwise affect CAR's ability to implement the 2005 Rules. The 2005 Rules revise the value of credits based on the actual rate subsidies contained in the Commissioner's rate decision, and reduce the cost for ceding high loss ratio ERP business to CAR. The 2005 Rules would reduce the penalty in the current rules for ceding high loss ratio ERP business to CAR, and would therefore result in a reduction of the expense we incur because of our disproportionate share of high loss ratio ERP business. At the present time, we are unable to predict the outcome of the litigation surrounding the Approved Rules or the clarification sought by CAR regarding the 2005 Rules.

        Each year, the Commissioner sets maximum premium rates that may be charged and minimum commissions that must be paid to agents for private passenger automobile insurance. The Commissioner announced on December 15, 2004 a 1.7% statewide average private passenger automobile insurance rate decrease for 2005, as compared to a 2.5% increase for 2004 and a 2.7% increase for 2003. Coinciding with the 2005 rate decision, the Commissioner also approved a 10.9% commission rate agents receive for selling private passenger automobile insurance, as a percentage of premiums, as compared to a commission rate of 10.5% in 2004, and 11.0% in 2003.

        While state-mandated average maximum private passenger automobile insurance rates increased 2.5% for 2004, our average premium per automobile exposure in the year ended December 31, 2004 increased from the year ended December 31, 2003 by approximately 6.1%. This increase was primarily the result of purchases of new automobiles by our insureds. We believe that the continued benefits of our rate pursuit initiative, which validates insured rating classifications and discount eligibility, contributed to the increase in our average premiums received per automobile exposure. The table below shows average Massachusetts-mandated private passenger automobile premium rate changes and changes in our average premium per automobile exposure from 1995-2004.

Massachusetts Private Passenger Rate Decisions

Year	State Mandated Average Rate Change(1)	Safety Change in Average Premium per Automobile Exposure(2)
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%
1997	(6.2)%	(5.1)%
1996	(4.5)%	(7.7)%
1995	(6.1)%	(3.6)%

(1)
Source: Commissioner rate decisions for 1995 - 2004.
(2)
Source: Safety Insurance.

Statutory Accounting Principles

        Our results are reported in accordance with GAAP, which differ from amounts reported in accordance with statutory accounting principles ("SAP") as prescribed by insurance regulatory authorities. Specifically, under GAAP:

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

Insurance Ratios

        The property and casualty insurance industry uses the combined ratio as a measure of underwriting profitability. The combined ratio is the sum of the loss ratio (losses and loss adjustment expenses incurred as a percent of net earned premiums) plus the expense ratio (underwriting expenses as a percent of net written premiums, if calculated on a SAP basis, or net earned premiums, if calculated on a GAAP basis). The combined ratio reflects only underwriting results, and does not include income from investments or finance and other service income. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, weather, economic and social conditions and other factors.

        Our statutory insurance ratios are outlined in the following table:

	For the Years Ended December 31,
	2004	2003	2002
Statutory Ratios:
Loss Ratio	71.7%	78.0%	77.5%
Expense Ratio	23.7	23.5	24.9

Combined Ratio	95.4%	101.5%	102.4%

        Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written. Our GAAP insurance ratios are outlined in the following table:

	For the Years Ended December 31,
	2004	2003	2002
GAAP Ratios:
Loss Ratio	71.8%	77.9%	76.7%
Expense Ratio	24.5	24.2	26.3

Combined Ratio	96.3%	102.1%	103.0%

Stock-Based Compensation

        On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options ("NQSOs"), stock appreciation rights and restricted stock ("RS") awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000. On December 31, 2004, there were 298,529 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants outstanding under the Incentive Plan as of December 31, 2004 were comprised of 70,271 restricted shares and 711,410 nonqualified stock options. Grants made under the Incentive Plan are as follows:

Type of Equity Awarded	Effective Date	Number of Awards Granted	Exercise price (1) or fair value (2) per Share		Vesting Terms	Expiration Date
NQSOs	November 27, 2002	379,000	$12.00	(1)	5 years, 20% annually	November 27, 2012
NQSOs	February 20, 2003	99,000	$13.30	(1)	5 years, 20% annually	February 20, 2013
NQSOs	March 31, 2003	292,000	$13.03	(1)	3 years, 30%-30%-40%	March 31, 2013
NQSOs	August 21, 2003	10,000	$15.89	(1)	5 years, 20% annually	August 21, 2013
NQSOs	March 25, 2004	111,000	$18.50	(1)	5 years, 20% annually	March 25, 2014
RS	March 25, 2004	70,271	$18.50	(2)	3 years, 30%-30%-40%	March 25, 2014
NQSOs	August 30, 2004	10,000	$21.40	(1)	5 years, 20% annually	August 30, 2014

(1)
The exercise price of the options grant effective on November 27, 2002 is equal to the IPO price of our stock on that same day. The exercise price of the remaining option grants is equal to the closing price of our common stock on the grant effective date.

(2)
The fair value of the restricted stock grant is equal to the closing price of our common stock on the grant effective date.

Reinsurance

        We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. As of January 1, 2005 our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $250,000. This catastrophe reinsurance protects us in the event of a "426-year storm" (that is, a storm of a severity expected to occur once in a 426-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A+" (Superior). All of our other reinsurers have an A.M. Best rating of "A" (Excellent) or better. We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. As of December 31, 2004, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

        The changes we have recorded in our reserves in the past three years illustrate the uncertainty of estimating reserves. Primarily due to an improvement in CAR results, our prior year reserves decreased by $6,778 for the year ended December 31, 2004 as compared to the increase of $181 for 2003 and the decrease of $2,262 for 2002. The $6,778 decrease in our prior year reserves resulted from re-estimations of prior year accident year ultimate loss and LAE liabilities and is composed of a reduction of $2,523 in our homeowners reserves, a reduction of $6,854 in CAR assumed reserves, a reduction of $329 in FAIR Plan assumed reserves and an increase of $2,928 in our automobile reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

        For further information, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations: Losses and Loss Adjustment Expenses."

Other-Than-Temporary Impairments.

        We use a systematic methodology to evaluate declines in market values below cost or amortized cost of our investments. This methodology ensures that we evaluate available evidence concerning any declines in a disciplined manner.

        In our determination of whether a decline in market value below amortized cost is an other-than-temporary impairment, we consider and evaluate several factors and circumstances including the issuer's overall financial condition, the issuer's credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer's securities remains below our amortized cost, our ability and intent to hold these investments for a period of time sufficient to allow for recovery of our costs, and any other factors that may raise doubt about the issuer's ability to continue as a going concern.

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

        For further information, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations: Net Realized Investment Losses."

Results of Operations

        The following table shows certain of our selected financial results:

	For the Years Ended December 31,
	2004	2003	2002
Direct written premiums	$628,295	$571,545	$516,556
Net written premiums	618,923	566,970	517,614
Net earned premiums	592,292	540,248	489,256
Net investment income	27,259	26,086	26,142
Net realized gains (losses) on investments	1,274	10,051	(277)
Finance and other service income	15,615	15,409	14,168

Total revenue	636,440	591,794	529,289

Losses and loss adjustment expenses	425,061	420,969	375,178
Underwriting, operating and related expenses	145,075	130,636	128,866
Other expenses	—	—	6,250
Interest expenses	672	646	7,254

Total expenses	570,808	552,251	517,548

Income before taxes	65,632	39,543	11,741
Income taxes	20,642	11,061	1,280

Net income before preferred stock dividends	$44,990	$28,482	$10,461

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

        Direct Written Premiums.    Direct written premiums for the year ended December 31, 2004 increased by $56,750, or 9.9%, to $628,295 from $571,545 for 2003. The 2004 increase occurred primarily in our personal automobile line, which experienced a 6.1% increase in average written premium and a 3.5% increase in written exposures. In addition, our commercial automobile line's average written premium increased by 6.0%, while we had a 5.6% increase in written exposures. Our homeowners line average written premium increased by 8.3%, which was partly offset by a 1.7% decrease in written exposures.

        Net Written Premiums.    Net written premiums for the year ended December 31, 2004 increased by $51,953, or 9.2%, to $618,923 from $566,970 for 2003. This was primarily due to the increase in direct written premiums.

        Net Earned Premiums.    Net earned premiums for the year ended December 31, 2004 increased by $52,044, or 9.6%, to $592,292 from $540,248 for 2003. This was primarily due to the factors that increased direct written premiums, including increased premium rates on personal automobile, commercial automobile and homeowners product lines.

        Net Investment Income.    Investment income for the year ended December 31, 2004 was $27,259 compared to $26,086 for 2003. Average cash and investment securities (at amortized cost) increased by $95,645, or 15.0%, to $734,576 for the year ended December 31, 2004 from $638,931 for 2003 due to a $53,491 increase in average cash and a $42,154 increase in average securities. Net effective yield on the investment portfolio decreased to 3.7% during the year ended December 31, 2004 from 4.1% during 2003 due to management's investment strategy to shorten the portfolio duration, shift to higher rated securities, and increase tax-exempt holdings. Our duration decreased to 3.4 years at December 31, 2004 from 4.2 years at December 31, 2003.

        Net Realized Gains on Investments.    Net realized gains on investments decreased to $1,274 for the year ended December 31, 2004 from $10,051 for 2003.

        The gross unrealized appreciation (depreciation) of investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, was as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S Treasury securities and obligations of U.S. Government agencies(1)	$124,209	$972	$(1,019)	$124,162
Obligations of states and political subdivisions	320,414	8,761	(1,250)	327,925
Asset-backed securities	78,958	1,356	(374)	79,940
Corporate and other securities	126,578	5,228	(324)	131,482

Subtotal, fixed maturity securities	650,159	16,317	(2,967)	663,509

Equity securities	1,037	50	—	1,087

Totals	$651,196	$16,367	$(2,967)	$664,596

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $120,636 at fair value and $120,729 at amortized cost as of December 31, 2004. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

        As of December 31, 2004, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody's Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody's which received S&P ratings of AA/A or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

        The composition of our fixed income security portfolio by Moody's rating was as follows:

	December 31, 2004
	Fair Value	Percent
U.S. Government and Government Agency Fixed Income Securities	$124,162	18.7%
Aaa/Aa	416,305	62.7
A	78,615	11.9
Baa	44,427	6.7

Total	$663,509	100.0%

        Ratings are assigned by Moody's, or the equivalent, as discussed above. Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

        In our determination of other-than-temporary impairments, we consider several factors and circumstances including the issuer's overall financial condition, the issuer's credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer's securities remains below our amortized cost, our ability and intent to hold these investments for a period of time sufficient to allow for recovery of our costs, and any other factors that may raise doubt about the issuer's ability to continue as a going concern.

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

        The following table illustrates the gross unrealized losses included in the Company's investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2004.

	As of December 31, 2004
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S Treasury securities and obligations of U.S. Government agencies	$37,187	$96	$29,151	$923	$66,338	$1,019
Obligations of states and political subdivisions	61,509	394	60,748	856	122,257	1,250
Asset-backed securities	22,516	231	4,690	143	27,206	374
Corporate and other securities	20,346	272	1,475	52	21,821	324

Total temporarily impaired securities	$141,558	$993	$96,064	$1,974	$237,622	$2,967

        The unrealized losses recorded on the fixed maturity investment portfolio at December 31, 2004 resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

        Of the $2,967 gross unrealized losses as of December 31, 2004, $2,269 relates to fixed maturity obligations of states and political subdivisions and U.S. government agencies. The remaining $698 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate and other fixed maturity securities.

        During the year ended December 31, 2004, there was no significant deterioration in the credit quality of any of the Company's holdings and no other-than-temporary impairment charges were recorded related to the Company's portfolio of investment securities. However, during the year ended December 31, 2003, there was a significant deterioration in the credit quality of one of the Company's holdings, Continental Airlines. Accordingly, during the first quarter of 2003, the Company recorded an other-than-temporary impairment of $837 for this security. During May 2003, this security was sold at a realized gain of $426.

        Finance and Other Service Income.    Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the year ended December 31, 2004 remained constant at $15,615 compared to $15,409 for the 2003 period. This resulted from increases in premium installment billing fees due to growth in the number of policies and the fee charged per policy, offset by decreases in miscellaneous income from CAR.

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for the year ended December 31, 2004 increased $4,092, or 1.0%, to $425,061 from $420,969 for the comparable 2003 period. Our GAAP loss ratio for the year ended December 31, 2004 decreased to 71.8% compared to 77.9% for the comparable 2003 period. Our GAAP loss ratio excluding loss adjustment expenses for the year ended December 31, 2004 decreased to 64.6% from 70.2% for the comparable 2003 period. The 2004 decrease in our GAAP loss ratios is primarily due to an increase in average written premium, a decrease in claim frequency in our personal automobile, commercial automobile and homeowners lines of business and favorable loss development primarily due to an improvement in prior year CAR results.

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expense for the year ended December 31, 2004 increased by $14,439, or 11.1%, to $145,075 from $130,636 for the comparable 2003 period. Our GAAP expense ratios for the year ended December 31, 2004 increased to 24.5% compared to 24.2% for the comparable 2003 periods.

        Interest Expenses.    Interest expense for the year ended December 31, 2004 was $672 compared to $646 for the comparable 2003 period.

        Income Tax Expense.    Our effective tax rates were 31.5% and 28.0% for the year ended December 31, 2004 and 2003, respectively.    These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income. The increase in the effective tax rate during 2004 was due to a reduced level of annual estimated tax-exempt interest relative to annual estimated income before taxes in the current period. Additionally, our effective tax rate for the year ended December 31, 2004 was adversely impacted by an adjustment of $544 related to an increase in a previously established valuation allowance against state deferred tax assets from 80% to a full 100% of the asset.

        Net Income.    Net income for the year ended December 31, 2004 increased by $16,508, or 58.0%, to $44,990 from $28,482 for the comparable 2003 period. These increases in net income during 2004 are a result of decreases in the loss ratios, which are due to an increase in average written premium and a decrease in claim frequency in our personal automobile, commercial automobile and homeowners lines of business.

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

        Net Investment Income.    Investment income for the year ended December 31, 2003 decreased to $26,086 from $26,142 for the comparable 2002 period. Average cash and investment securities (at amortized cost) increased by $79,008 or 14.1% to $638,931 for the year ended December 31, 2003 from $559,923 for the comparable 2002 period. Offsetting the effect of this increase was a decrease in net effective yield on our investment portfolio to 4.1% from 4.7% during the same period in 2003 due to declining interest rates, as well as a change in management's investment strategy to shorten the portfolio duration, shift to higher rated securities, and increase tax-exempt holdings. Our duration decreased to 4.2 years at December 31, 2003 from 5.0 years at December 31, 2002. In addition, during the third quarter of 2003, a retrospective adjustment was made which decreased investment income by $595 due to a periodic revaluation of our asset-backed securities using revised prepayment assumptions and resulting assumed cash flows associated with the loans underlying these securities.

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

        Net cash provided by operating activities was $126,176 and $85,185 during the year ended December 31, 2004 and 2003, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

        Net cash provided by investing activities was $7,820 during the year ended December 31, 2004, which resulted primarily from sales and maturities of fixed maturities in excess of purchases of fixed maturities. Net cash used for investing activities was $89,205 during the year ended December 31, 2003, which resulted primarily from purchases of fixed maturities in excess of sales of fixed maturities.

        Net cash used for financing activities was $4,607 and $4,473 during the year ended December 31, 2004 and 2003, respectively, which resulted from dividends paid to shareholders less payments of management notes and proceeds from stock option exercises.

Credit Facility

        Concurrent with the closing of our IPO and repayment of the old credit facility, Safety obtained a new $30,000 revolving credit facility. Bank of America is the lender under this credit facility. Safety borrowed the entire $30,000 under this credit facility at the closing of the IPO and paid down the balance to $19,956 on December 5, 2002 with the approximately $10,000 net proceeds from the exercise of the underwriter's over-allotment option for 900,000 shares of our common stock. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.50% per annum or (ii) the higher of Bank of America's prime rate or 0.50% above the federal funds rate plus 1.50% per annum. The credit facility is due and payable at maturity on November 27, 2005, which is three years from the closing of the IPO. Interest only is payable prior to maturity. The obligations of Safety under the credit facility are secured by pledges of the assets of Safety and the capital stock of Safety's operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of Safety. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of December 31, 2004, we were in compliance with all such covenants.

Regulatory Matters

        Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts' statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusett's law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2004, the statutory surplus of Safety Insurance was $278,161, and its net income for 2004 was $42,251. As a result, a maximum of $42,251 is available in 2005 for such dividends without prior approval of the Division. During the year ended December 31, 2004, Safety Insurance recorded dividends to Safety of $25,966.

        The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

        On both February 17, 2005 and November 18, 2004, our Board approved a quarterly cash dividend on our common stock of $0.12 per share, or $1,861 and $1,860, based on 15,504,852 and 15,500,052 common shares outstanding, respectively, paid on March 15, 2005 and December 15, 2004, respectively. On August 12, 2004, the Board of Directors approved an increase to its quarterly cash dividend to $0.12 per share or $1,847, based on 15,391,844 common shares outstanding, which was paid on September 15, 2004. On May 20, 2004, Safety's Board approved a quarterly cash dividend of $0.10 per share, or $1,534, based on 15,338,589 common shares outstanding, which was paid on June 15, 2004. On February 24, 2004 and November 21, 2003, our Board approved a quarterly cash dividend of $0.10 per share, or $1,526, based on 15,259,991 common shares outstanding, which was paid on March 15, 2004 and December 15, 2003, respectively. We plan to continue to declare and pay quarterly cash dividends in 2005, depending on our financial position and the regularity of our cash flows.

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

Contractual Obligations

        We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2004, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
	Within One Year	Two to Three Years	Four to Five Years	After Five Years	Total
Loss and LAE Reserves(1)	N/A	N/A	N/A	N/A	$450,897
Debt	$19,956	$—	$—	$—	$19,956
Capital lease obligations	233	252	—	—	485
Operating leases	2,847	5,740	2,994	—	11,581

Total contractual obligations	$23,036	$5,992	$2,994	$—	$482,919

(1)
We cannot reasonably estimate the future payments due by year as our loss and LAE reserves do not have contractual maturity dates and the timing of future payments and final settlement of claims is subject to significant uncertainty.

        There were no material changes in any of our contractual obligations outside the ordinary course of our business during the year ended December 31, 2004. Our loss and loss adjustment expense reserves, debt and capital lease obligations are currently reflected in our December 31, 2004 and 2003 balance sheets under GAAP.

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

        Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Approved Rules are successfully appealed by Commerce or one or more of our other competitors, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC, such as those set forth under the caption "Risk Factors" in our prospectus in the registration statement on Form S-1 filed with the SEC on November 22, 2002.

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

        Based upon the results of interest rate sensitivity analysis, the following tables show the interest rate risk of our investments in fixed maturities, including preferred stocks with characteristics of fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities).

	As of December 31, 2004
	-100 Basis Point Change	No Change	+100 Basis Point Change
Estimated fair value	$692,271	$663,509	$635,052
Estimated increase (decrease) in fair value	$28,762	—	$(28,457)
	As of December 31, 2003
	-100 Basis Point Change	No Change	+100 Basis Point Change
Estimated fair value	$704,721	$673,636	$642,652
Estimated increase (decrease) in fair value	$31,085	—	$(30,984)

        An important market risk for all of our outstanding long-term debt is interest rate risk. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. At December 31, 2004 we had $19,956 of debt outstanding under our credit facility at a variable rate of 4.3%. A 2.0% change in the prevailing interest rate on our variable rate debt would result in interest expense fluctuating approximately $400 for 2004, assuming that all of such debt is outstanding for the entire year.

        Equity Risk.    Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of common stocks, mutual funds and other equities. While we have in the past held common equity securities in our investment portfolio, presently we hold none, except for interests in mutual funds to fund the executive deferred compensation plan. We continuously evaluate market conditions and we expect in the future to purchase equity securities. We principally managed equity price risk through industry and issuer diversification and asset allocation techniques.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SAFETY INSURANCE GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety Insurance Group, Inc.:

        We have completed an integrated audit of Safety Insurance Group, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

        In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Safety Insurance Group, Inc. at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 15, 2005

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,
	2004	2003
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $650,159 and $654,175)	$663,509	$673,636
Equity securities, at fair value (cost: $1,037 and $0)	1,087	—

Total investment securities	664,596	673,636
Cash and cash equivalents	155,673	26,284
Accounts receivable, net of allowance for doubtful accounts	150,451	134,145
Accrued investment income	7,008	7,224
Taxes receivable	—	1,484
Receivable from reinsurers related to paid loss and loss adjustment expenses	18,980	47,503
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	84,167	73,539
Prepaid reinsurance premiums	43,402	33,474
Deferred policy acquisition costs	42,919	40,177
Deferred income taxes	12,679	8,692
Equity and deposits in pools	23,678	26,989
Other assets	2,892	3,149

Total assets	$1,206,445	$1,076,296

Liabilities
Loss and loss adjustment expense reserves	$450,897	$383,551
Unearned premium reserves	337,786	301,227
Accounts payable and accrued liabilities	43,684	37,497
Taxes payable	3,509	—
Outstanding claims drafts	16,832	20,045
Payable for securities purchased	10,972	—
Payable to reinsurers	16,990	45,338
Capital lease obligations	485	662
Debt	19,956	19,956

Total liabilities	901,111	808,276

Commitments and contingencies (Note 7)
Shareholders' equity
Common stock: $0.01 par value; 30,000,000 shares authorized; and 15,500,052 and 15,259,991 shares issued and outstanding	155	153
Additional paid-in capital	114,070	111,074
Accumulated other comprehensive income, net of taxes	8,709	12,650
Promissory notes receivable from management	—	(34)
Retained earnings	182,400	144,177

Total shareholders' equity	305,334	268,020

Total liabilities and shareholders' equity	$1,206,445	$1,076,296

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share and share data)

	For the Years Ended December 31,
	2004	2003	2002
Net earned premiums	$592,292	$540,248	$489,256
Net investment income	27,259	26,086	26,142
Net realized gains (losses) on investments	1,274	10,051	(277)
Finance and other service income	15,615	15,409	14,168

Total revenue	636,440	591,794	529,289

Losses and loss adjustment expenses	425,061	420,969	375,178
Underwriting, operating and related expenses	145,075	130,636	128,866
Other expenses	—	—	6,250
Interest expenses	672	646	7,254

Total expenses	570,808	552,251	517,548

Income before income taxes	65,632	39,543	11,741
Income tax expense	20,642	11,061	1,280

Net income	$44,990	$28,482	$10,461
Dividends on mandatorily redeemable preferred stock	—	—	(1,219)

Net income available to common shareholders	$44,990	$28,482	$9,242

Earnings per weighted average common share:
Basic	$2.94	$1.87	$1.44

Diluted	$2.90	$1.86	$1.38

Cash dividends paid per common share	$0.44	$0.34	$—

Weighted average number of common shares outstanding
Basic	15,315,877	15,259,991	6,433,786

Diluted	15,526,892	15,340,047	6,699,338

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss), Net of Taxes	Promissory Notes Receivable From Management	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2001	$58	$2,442	$(4,457)	$(702)	$111,641	$108,982
Net income					10,461	10,461
Accrued dividends on mandatorily redeemable preferred stock					(1,219)	(1,219)
Issuance of common stock, net	95	104,125				104,220
Accrued interest on promissory notes from management				(35)		(35)
Other comprehensive income, net of deferred federal income taxes			18,778			18,778
Termination of stock subscription agreements and other adjustments, net of deferred federal income taxes		4,065				4,065

Balance at December 31, 2002	153	110,632	14,321	(737)	120,883	245,252
Net income					28,482	28,482
Accrued interest on promissory notes from management				(12)		(12)
Payments on promissory notes from management				715		715
Other comprehensive loss, net of deferred federal income taxes			(1,671)			(1,671)
Dividends paid					(5,188)	(5,188)
Other adjustments, net of deferred federal income taxes		442				442

Balance at December 31, 2003	153	111,074	12,650	(34)	144,177	268,020
Net income					44,990	44,990
Payments on promissory notes from management				34		34
Other comprehensive loss, net of deferred federal income taxes			(3,941)			(3,941)
Dividends paid					(6,767)	(6,767)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	2	2,996				2,998

Balance at December 31, 2004	$155	$114,070	$8,709	$—	$182,400	$305,334

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Net income	$44,990	$28,482	$10,461
Other comprehensive (loss) income, net of tax:
Change in unrealized holding gains, net of tax (benefit) expense of $(1,676), $2,618 and $10,014	(3,113)	4,862	18,598
Reclassification adjustment for (gains) losses included in net income, net of tax (benefit) expense of $(446), $(3,518), and $97	(828)	(6,533)	180

Unrealized (losses) gains on securities available for sale	(3,941)	(1,671)	18,778

Comprehensive income	$41,049	$26,811	$29,239

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$44,990	$28,482	$10,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	8,041	7,479	4,758
Benefit for deferred income taxes	(1,865)	(1,510)	(82)
Gains on sale of fixed assets	(4)	(35)	—
Net realized (gains) losses on investments	(1,274)	(10,051)	277
Termination of stock subscription agreements	—	—	6,187
Changes in assets and liabilities:
Accounts receivable	(16,306)	(12,140)	(3,762)
Accrued investment income	216	(412)	(889)
Receivable from reinsurers	17,895	(13,495)	6,086
Prepaid reinsurance premiums	(9,928)	(2,507)	(7,845)
Deferred policy acquisition costs	(2,742)	(3,185)	(5,394)
Other assets	4,717	(1,187)	(9,793)
Loss and loss adjustment expense reserves	67,346	50,254	30,741
Unearned premium reserves	36,559	29,229	36,204
Accounts payable and accrued liabilities	6,187	4,275	(10,256)
Payable to reinsurers	(28,348)	8,672	9,537
Other liabilities	692	1,316	19,149

Net cash provided by operating activities	126,176	85,185	85,379

Cash flows from investing activities:
Fixed maturities purchased	(101,281)	(281,783)	(405,069)
Equity securities purchased	(1,279)	—	—
Proceeds from sales of fixed maturities	103,043	193,541	270,379
Proceeds from maturities of fixed maturities	7,520	—	71,750
Proceeds from sales of equity securities	245	—	—
Fixed assets purchased	(432)	(998)	(716)
Proceeds from sales of fixed assets	4	35	—

Net cash provided by (used for) investing activities	7,820	(89,205)	(63,656)

Cash flows from financing activities:
Payment of long-term debt	—	—	(99,500)
Proceeds from issuance of common stock	—	—	81,819
Net proceeds from issuance of debt	—	—	19,956
Payments on promissory notes from management	34	715	—
Proceeds from exercise of stock options	2,126	—	—
Dividends paid to shareholders	(6,767)	(5,188)	(1,499)

Net cash (used for) provided by financing activities	(4,607)	(4,473)	776

Net increase (decrease) in cash and cash equivalents	129,389	(8,493)	22,499
Cash and cash equivalents at beginning of year	26,284	34,777	12,278

Cash and cash equivalents at end of year	$155,673	$26,284	$34,777

Supplemental disclosure of cash flow information:
Cash paid (recovered) during the year for:
Federal and state income taxes	$16,900	$12,120	$(1,157)
Interest	$785	$515	$8,925

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

1.     Basis of Presentation

        The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (together referred to as the "Company"). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Thomas Black Insurance Agency, Inc. ("TBIA"), and RBS, Inc., TBIA's holding company. All intercompany transactions have been eliminated.

        The Company is a leading provider of personal lines property and casualty insurance focused exclusively on the Massachusetts market. Its principal product line is private passenger automobile insurance, which accounted for 81.0% of its direct written premiums in 2004. The Company operates through its insurance company subsidiaries, Safety Insurance Company and Safety Indemnity Insurance Company (together referred to as the "Insurance Subsidiaries").

2.     Acquisition and IPO

Acquisition

        The Company was incorporated on June 25, 2001, in the State of Delaware. On October 16, 2001, the Company acquired (the "Acquisition") all of the issued and outstanding common stock of Thomas Black Corporation ("TBC") and its property and casualty subsidiaries. In connection with financing the Acquisition, the Company incurred debt of $99,500 and issued 22,400 shares of Series A senior mandatorily redeemable preferred stock at $1,000 per share.

        Prior to the November 27, 2002 initial public offering ("IPO"), approximately 72% of the outstanding common stock of the Company was owned by certain investors assembled by The Jordan Company, LLC, an investment firm that sponsored the Acquisition. The remaining 28% was owned by executive management. (See Note 12 regarding promissory notes received from management.) JZ Equity Partners plc, a London-based publicly traded investment trust, owned approximately 50% of the outstanding mandatorily redeemable preferred stock of the Company; the other 50% was owned by third parties. The preferred stock was cumulative, non-voting with a 6% dividend rate and was mandatorily redeemable on October 16, 2012 or upon a change in control. See Note 9.

        The holders of the preferred stock agreed to amend the terms of the preferred stock to cause it to automatically convert into common stock upon the closing of the IPO at the IPO price (the "Preferred Share Exchange"). Based upon the $12.00 per share IPO price, 1,866,665 additional common shares were issued in connection with the exchange upon the close of the IPO.

IPO

        The Company sold 6,333,334 common shares in its IPO, 350,000 common shares in a direct sale and 900,000 common shares from the exercise of the underwriters' over-allotment option all at $12.00 per share. Net proceeds received were $81,819 from these stock issuances after deducting underwriting discounts and other offering expenses. The Company also received $30,000 from borrowings under its new credit facility. These net proceeds and borrowings were used to repay principal and interest on the outstanding debt as well as dividends on the outstanding mandatorily redeemable preferred stock. In addition, $22,400 of common stock and additional paid in capital was recognized from the issuance of

1,866,665 common shares upon conversion of all outstanding preferred stock (the "Preferred Share Exchange"), concurrent with the IPO.

3.     Summary of Significant Accounting Policies

Investments

        Investments in fixed maturities available for sale, which include taxable and non-taxable bonds and redeemable preferred stocks, are reported at fair value. Investments in equity securities available for sale, which include interests in mutual funds, are reported at fair value. Fair values are derived from external market quotations. Unrealized gains or losses on fixed maturity and equity securities, reported at fair value, are excluded from earnings and reported in a separate component of shareholders' equity, known as "Accumulated other comprehensive income (loss), net of federal income taxes", until realized. Realized gains or losses on the sale or maturity of investments are determined on the basis of the specific cost identification method. Fixed maturities and equity securities that experience declines in value that are other-than-temporary are written down to fair value with a corresponding charge to net realized losses on investments.

        Investment income is recognized on an accrual basis of accounting. Bonds not backed by other loans are amortized using the interest method. Loan-backed bonds and structured securities are amortized using the interest method and significant changes in estimated cash flows from the original purchase assumptions are accounted for using the retrospective method.

Cash Equivalents

        Cash equivalents, consist of money market accounts and United States ("U.S.") Treasury bills with original maturities of three months or less, are stated at cost, which approximates fair value.

Accounts Receivable

        Amounts included in accounts receivable represent premiums as well as finance charges, which are billed on a monthly installment basis. A majority of the Company's premiums are billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2004 and 2003, these allowances were $183 and $484, respectively. Uncollected premium balances over 90 days past due are written off.

Deferred Policy Acquisition Costs

        Amounts that vary with and are primarily related to acquiring new and renewal business, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policies. All other acquisition expenses are charged to expenses as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is taken into account in measuring the recoverability of the carrying value of this asset. All other acquisition expenses are charged to expense as incurred. Amortization of acquisition costs in the amount of $88,425, $82,203 and $69,644 were charged to underwriting expenses for the years ended December 31, 2004, 2003 and 2002, respectively.

Equity and Deposits in Pools

        Equity and deposits in pools represents the net receivable cash amounts due from the residual market mechanisms, Commonwealth Automobile Reinsurers ("CAR"), for automobile and Massachusetts Property Insurance Underwriting Association ("FAIR Plan"), for homeowner insurance in Massachusetts. See Note 10 for a discussion of the Company's accounting for amounts assumed from residual markets.

Deferred Debt Issuance Costs

        Deferred debt issuance costs represent those costs incurred by the Company in connection with securing debt financing. These costs include closing and arranger's fees and are amortized over the life of the related loans. Included in other expenses for the years ended December 31, 2004, 2003 and 2002 is $0, $0 and $2,250, respectively, of unamortized deferred debt acquisition costs related to the Acquisition debt which were expensed upon the repayment of this debt, concurrent with the IPO.

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

Premiums and Unearned Premiums

        Premiums are earned over the terms of the respective policies, which are generally one year. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of the policies.

        Ceded premiums are charged to income over the terms of the respective policies and the applicable term of the reinsurance contracts with third party reinsurers. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to CAR and other reinsurers.

        Advance premiums are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $21,207 and $21,551 at December 31, 2004 and 2003, respectively.

Promissory Notes Received From Management

        In connection with the Acquisition, the Company obtained promissory notes from the executive management team to finance management's purchase of the Company's common stock, including the restricted stock purchased by management.

        In accordance with the provisions of the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") No. 85-1, "Classifying Notes Received for Capital Stock," all outstanding principal and accrued interest related to these notes are recorded as contra-equity in the consolidated financial statements.

        See Note 12 for terms of promissory notes received from management.

Finance and Other Service Income

        Finance and other service income includes revenues from premium installment charges, which are recognized when earned.

Income Taxes

        The Company and its subsidiaries file a consolidated U.S. federal income tax return. The method of allocation among members of the consolidated group is subject to a written agreement approved by the Board. The consolidated tax liability is allocated on the basis of the members' proportionate contribution to consolidated taxable income.

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

Earnings per Weighted Average Common Share

        Basic earnings per weighted average common share ("EPS") are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding and the net effect of potentially dilutive common shares. At December 31, 2004, 2003 and 2002, the Company's potentially dilutive instruments were common shares under options of 711,410, 771,000 and 379,000, respectively, and common shares under restriction of 70,271, 0 and 0, respectively. In accordance with the provisions of FAS 128, EPS for the year ended December 31, 2002 is determined based upon $10,461 of net income less $1,219 of after-tax dividends on the mandatorily redeemable preferred stock.

	Year ended December 31,
	2004	2003	2002
Earnings per weighted average common share:
Basic	$2.94	$1.87	$1.44

Diluted	$2.90	$1.86	$1.38

Weighted average number of common shares outstanding:
Basic	15,315,877	15,259,991	6,433,786
Effect of dilutive securities
Stock options	196,655	80,056	2,908
Restricted stock	14,360	—	262,644

Weighted average number of common shares outstanding:
Diluted	15,526,892	15,340,047	6,699,338

Stock-Based Compensation

        As described in Note 6, certain members of management were granted stock appreciation rights ("SARs") on October 16, 2001. Prior to the IPO, the SARs were to vest 20% per annum commencing on December 31, 2002. As of the close of the IPO, the SARs became fully vested and were automatically exercised. The SARs were accounted for in accordance with the provisions of FASB Interpretation ("FIN") No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Awards Plans". Under FIN 28, compensation expense is accrued over the period or periods in which the employee performs the related services and is recognized to the extent that the fair market of the Company's stock exceeds the exercise price of the SARs. Changes in the fair market value of the stock in an accounting period, to the extent it still exceeds the exercise price, are recorded as compensation expense.

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

	Year ended December 31,
	2004	2003	2002
Net income, as reported	$44,990	$28,482	$10,461
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(457)	(348)	(16)

Pro forma net income	44,533	28,134	10,445
Dividends on mandatorily redeemable preferred stock	—	—	(1,219)

Pro forma net income available to common shareholders	$44,533	$28,134	$9,226

Earnings per weighted-average common share:
Basic—as reported	$2.94	$1.87	$1.44

Basic—pro forma	$2.91	$1.84	$1.43

Diluted—as reported	$2.90	$1.86	$1.38

Diluted—pro forma	$2.90	$1.83	$1.38

        The fair value of stock options used to compute pro forma net income and earnings per share disclosures for the years ended December 31, 2004, 2003 and 2002 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2004	2003	2002
Dividend yield	1.87%-2.52%	2.15%-2.52%	1.95%
Expected volatility	.20—.31	.20	.20
Risk-free interest rate	3.23%-4.07%	3.35%-4.07%	3.83%
Expected holding period (in years)	7	7	7

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued FAS 123 (revised 2004), Share-Based Payment ("FAS 123(R)"). This statement requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. FAS 123(R) replaces FAS 123, Accounting for Stock-Based Compensation ("FAS 123"), and supersedes APB 25, Accounting for Stock Issued to Employees. The provisions of this statement are effective for interim and annual periods beginning after June 15, 2005. The Company is evaluating the effects of FAS 123(R) and expects to begin expensing stock options in the third quarter of 2005.

Reclassifications

        Prior period amounts have been reclassified to conform to the current year presentation.

Segments

        The Company comprises one business segment: property and casualty insurance operations. Management organizes the business around private passenger automobile insurance in Massachusetts sold exclusively through independent agents and offers other personal and commercial insurance as complementary products. In accordance with FAS 131, Disclosures About Segments of an Enterprise and Related Information, the financial information of the segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

4.     Investments

        The gross unrealized appreciation (depreciation) of investments in fixed maturities securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, was as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$124,209	$972	$(1,019)	$124,162
Obligations of states and political subdivisions	320,414	8,761	(1,250)	327,925
Asset-backed securities	78,958	1,356	(374)	79,940
Corporate and other securities	126,578	5,228	(324)	131,482

Subtotal, fixed maturity securites	650,159	16,317	(2,967)	663,509
Equity securities	1,037	50	—	1,087

Totals	$651,196	$16,367	$(2,967)	$664,596

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$141,401	$2,049	$(695)	$142,755
Obligations of states and political subdivisions	301,101	10,080	(898)	310,283
Asset-backed securities	80,351	2,614	(234)	82,731
Corporate and other securities	131,322	6,711	(166)	137,867

Totals	$654,175	$21,454	$(1,993)	$673,636

(1)
Obligations of U.S. Government agencies includes collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $120,636 and $121,833 at estimated fair value and $120,729 and $120,928 at amortized cost as of December 31, 2004 and 2003, respectively. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

        The amortized cost and the estimated fair value of fixed maturity securities, by maturity, at December 31, 2004 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2004
	Amortized Cost	Fair Value
Due in one year or less	$11,259	$11,461
Due after one year through five years	141,814	143,968
Due after five years through ten years	204,101	211,560
Due after ten years through twenty years	73,861	75,193
Due after twenty years	19,437	20,751
Asset-backed securities	199,687	200,576

Totals	$650,159	$663,509

        Gross gains of $1,535, $11,141 and $4,022 and gross losses of $263, $253 and $3,256 were realized on sales of fixed maturities for years ended December 31, 2004, 2003 and 2002, respectively. Gross gains of $2 were realized on the sales of equity securities for the year need December 31, 2004. Proceeds from fixed maturities maturing were $7,520, $0, and $71,750 for the years ended December 31, 2004, 2003 and 2002.

        The following tables illustrate the gross unrealized losses included in the Company's investment portfolio and the fair value of those securities aggregated by investment category. The tables also illustrates the length of time that they have been in a continuous unrealized loss position.

	December 31, 2004
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$37,187	$96	$29,151	$923	$66,338	$1,019
Obligations of states and political subdivisions	61,509	394	60,748	856	122,257	1,250
Asset-backed securities	22,516	231	4,690	143	27,206	374
Corporate and other securities	20,346	272	1,475	52	21,821	324

Total temporarily impaired securities	$141,558	$993	$96,064	$1,974	$237,622	$2,967

	December 31, 2003
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$40,613	$695	$94	$—	$40,707	$695
Obligations of states and political subdivisions	97,402	898	—	—	97,402	898
Asset-backed securities	16,811	83	3,636	151	20,447	234
Corporate and other securities	15,067	166	—	—	15,067	166

Total temporarily impaired securities	$169,893	$1,842	$3,730	$151	$173,623	$1,993

        The Company's investment portfolio included 80 securities in an unrealized loss position at December 31, 2004. The Company's methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company's intent to hold the investment for a period of time sufficient to allow for recovery of its costs.

        During the year ended December 31, 2004, there was no significant deterioration in the credit quality of any of the Company's holdings and no other-than-temporary impairment charges were recorded related to the Company's portfolio of investment securities. However, during the year ended December 31, 2003, there was a significant deterioration in the credit quality of one of the Company's holdings, Continental Airlines. Accordingly, the Company recorded an other-than-temporary impairment of $837 for this security. During May 2003, this security was sold at a realized gain of $426. During the year ended December 31, 2002, there was a significant deterioration in the credit quality of two of the Company's holdings in the telecommunications sector. The Company recognized a realized loss of $2,020 for one of these securities, which was sold in June 2002. In addition, the Company recorded an other-than-temporary impairment charge of $1,043 for the other telecommunications security. During September 2002, this security was sold at a realized loss of $79.

Net Investment Income

        The components of net investment income were as follows:

	Year ended December 31,
	2004	2003	2002
Interest and dividends on fixed maturities	$27,161	$26,806	$26,618
Dividends on equity securities	23	—	—
Interest on cash and cash equivalents	1,078	234	373
Other	—	11	56

Total invesment income	28,262	27,051	27,047
Investment expenses	1,003	965	905

Net investment income	$27,259	$26,086	$26,142

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

5.     Equipment and Leasehold Improvements

        At December 31, 2004 and 2003, the Company held equipment and leasehold improvements with a carrying value of $973 and $1,309, which is net of accumulated depreciation of $1,182 and $415, respectively. Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $767, $331 and $84, respectively.

6.     Employee Benefit Plans

SARs Agreements

        The Company entered into SARs agreements with executive management on October 16, 2001. Under the terms of the agreements, the Company granted 103,488 SARs on October 16, 2001 for past and future services. The agreements designated the number of "covered shares" for each executive and other employees and established the exercise price of $6.88 per share. Prior to the IPO, the SARs were to vest 20% at the end of each year commencing on December 31, 2002. As of the close of the IPO, the SARs became fully vested and were automatically exercised. Soon thereafter, the participants each received a cash payment equal to the excess of the $12.00 IPO price per common share over the exercise price of $6.88 per share. Compensation expense related to the SARs of $0, $0 and $529 was recognized as a charge to earnings for the years ended December 31, 2004, 2003 and 2002, respectively.

Management Subscription Agreements

        On October 16, 2001, the Company entered into a management subscription agreement with certain employees. The management subscription agreement contained certain Company call and employee put options that allowed the employee to put the stock owned by the employee at the time of exercise at a price based upon a formula calculation to the Company under certain circumstances outside of the Company's control and within the employee's control (e.g., employee retirement or resignation). The management subscription agreement was being accounted for as a variable plan in accordance with EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44", whereby employee compensation expenses were being recorded over the period of service of the employee in accordance with FIN 28. Compensation expense related to the management subscription agreement totaled $0, $0 and $4,476 for the years ended December 31, 2004, 2003 and 2002, respectively.

        The management subscription agreements, including the Company call and employee put options, terminated upon the IPO, at which point variable plan accounting ceased and the liability accrued at the IPO date was re-classified to paid-in capital.

Restricted Stock Plan

        On October 16, 2001, the Company implemented a Restricted Stock Plan and entered into Executive Restricted Stock Award Agreements under this plan with two employees of the Company. Under these agreements, 290,500 restricted shares of common stock, the maximum number that could be granted or sold under the plan, were sold at a cost of $0.43 per share, which approximated the fair value of the shares at the date of the sale. The Restricted Stock Plan permits the Board to grant restricted shares of common stock to select employees of the Company or any of its affiliates. The Board has the right to amend or terminate the Restricted Stock Plan at any time, subject to certain limitations, but no amendment or termination may alter the rights of a participant under any awards previously granted. The restricted shares were subject to the put and call provisions of the Management Subscription Agreement, which under certain circumstances may have required the Company to purchase the restricted shares at a price based upon a formula calculation. These put and call provisions were accounted for in accordance with EITF 00-23 whereby the employee compensation expense was recorded over the period of service of the employee in accordance with FIN 28. Compensation expense related to these agreements was $0, $0 and $470 for the years ended December 31, 2004, 2003 and 2002, respectively.

        These restricted shares vested in full and the related put and call provisions terminated upon the IPO.

The Safety Insurance 401(k) Retirement Plan

        Effective January 1, 2002, the Company re-established the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the "Retirement Plan"). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan, and is allowed to contribute on a pre-tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). At the close of each Retirement Plan year, the Company makes a matching contribution equal to 75% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the patrticipant's base salary, to those participants who have contributed to the Retirement Plan, worked 1,000 hours and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $1,113, $969 and $567 for the years ended December 31, 2004, 2003 and 2002, respectively.

Management Omnibus Incentive Plan

        The Incentive Plan provides for a variety of awards, including nonqualified stock options ("NQSOs"), stock appreciation rights and restricted stock ("RS") awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000. On December 31, 2004, there were 298,529 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants made under the Incentive Plan are as follows:

Type of Equity Awarded	Effective Date	Number of Awards Granted	Exercise price(1) or fair value(2) per Share	Vesting Terms	Expiration Date
NQSOs	November 27, 2002	379,000	$12.00(1)	5 years, 20% annually	November 27, 2012
NQSOs	February 20, 2003	99,000	$13.30(1)	5 years, 20% annually	February 20, 2013
NQSOs	March 31, 2003	292,000	$13.03(1)	3 years, 30%-30%-40%	March 31, 2013
NQSOs	August 21, 2003	10,000	$15.89(1)	5 years, 20% annually	August 21, 2013
NQSOs	March 25, 2004	111,000	$18.50(1)	5 years, 20% annually	March 25, 2014
RS	March 25, 2004	70,271	$18.50(2)	3 years, 30%-30%-40%	March 25, 2014
NQSOs	August 30, 2004	10,000	$21.40(1)	5 years, 20% annually	August 30, 2014

(1)
The exercise price of the options grant effective on November 27, 2002 is equal to the IPO price of the Company's stock on that same day. The exercise price of the remaining option grants is equal to the closing price of the Company's common stock on the grant effective date.

(2)
The fair value of the restricted stock grant is equal to the closing price of the Company's common stock on the grant effective date.

        Grants outstanding under the Incentive Plan as of December 31, 2004 were comprised of 70,271 restricted shares and 711,410 nonqualified stock options. There were no forfeitures of restricted stock during 2004. The following table summarizes option activity during 2004 and 2003:

	2004		2003
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	771,000	$12.59	379,000	$12.00
Granted during the year	121,000	18.74	401,000	13.17
Forfeited during the year	(10,800)	16.19	(9,000)	13.30
Exercised during the year	(169,790)	12.52	—	—

Outstanding at end of year	711,410	13.60	771,000	12.59

7.     Commitments and Contingencies

Lease Commitments

        The Company has various noncancelable long-term operating leases. The approximate minimum annual rental payments due under these lease agreements as of December 31, 2004 are as follows:

2005	$2,847
2006	2,853
2007	2,887
2008	2,994

Total minimum lease payments	$11,581

        Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense was $2,826, $2,718, $2,737 for the years ended December 31, 2004, 2003 and 2002, respectively. All leases expire prior to 2009. The Company expects that in the normal course of business, leases that expire will be renewed.

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

        Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund ("Insolvency Fund"). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer. It is anticipated that there will be additional assessments from time to time relating to various insolvencies. Although the timing and amounts of any future assessments are not known, based upon existing knowledge, management's opinion is that such future assessments will not have a material effect upon the financial position of the Company. In 2004, 2003 and 2002, the Company received notice of assessments from the Insolvency Fund amounting to $2,538, $3,423 and $2,103, which it expensed for the years ended December 31, 2004, 2003 and 2002, respectively.

8.     Debt

New Secured Revolving Credit Facility

        Concurrent with the IPO and repayment of the old credit facility, Safety obtained a new $30,000 revolving credit facility. Bank of America is the lender under this credit facility. Safety borrowed the entire $30,000 under this credit facility at the closing of the IPO and paid down the balance to $19,956 on December 5, 2002 with the approximately $10,000 net proceeds from the exercise of the underwriter's over-allotment option for 900,000 shares of the Company's common stock. Loans under the credit facility bear interest at the Company's option at either (i) the LIBOR rate plus 1.50% per annum or (ii) the higher of Bank of America's prime rate or 0.50% above the federal funds rate plus 1.50% per annum. The credit facility is due and payable at maturity on November 27, 2005, which is three years from the closing of the IPO. Interest only is payable prior to maturity. The obligations of Safety under the credit facility are secured by pledges of the assets of Safety and the capital stock of Safety's operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of Safety. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of December 31, 2004, the Company was in compliance with all such covenants.

        At December 31, 2004 and 2003, the Company had utilized advances of $19,956. The interest rate was 4.26% at December 31, 2004 and an average of 3.27% during 2004. The interest rate was 2.81% at December 31, 2003 and an average of 3.22% during 2003.

Secured Revolving Credit Facility and Term Loan

        As part of the funding for the Acquisition, the Company entered into a $20,000 revolving credit facility and a $55,000 senior secured term loan with a bank in October 2001. The obligations of the Company on these loans were collateralized by (i) a 100% pledge of the stock of Safety Insurance Company, RBS, Inc. and TBIA, and (ii) a perfected first priority security interest, subject to permitted liens, in all of the assets, whenever acquired, of TBC, RBS, Inc. and TBIA. Both loans bore interest at LIBOR plus 3.75%. The Company utilized the net proceeds from the IPO and the new secured revolving credit facility to repay $66,550 of indebtedness (including accrued interest) in 2002, thereby paying off this prior credit facility.

Subordinated Notes

        The Company also issued $30,000 of senior subordinated notes to obtain funds for the Acquisition. Interest was payable semi-annually on each April 30 and October 31. The senior subordinated notes were to mature December 31, 2011 and could be redeemed at the option of the Company prior to maturity with no redemption premium or penalty. The senior subordinated notes bore an interest rate of 13%. The Company utilized the net proceeds from the IPO and the new secured revolving credit facility to repay $30,293 of indebtedness (including accrued interest) in 2002, thereby paying off these notes.

        The Company incurred interest expense of $672, $646 and $7,254 for the years ended December 31, 2004, 2003 and 2002, respectively, related to all current outstanding obligations during these periods.

Capital Lease Obligation

        During 2003, the Company entered in to a three-year term lease agreement to finance the acquisition of new equipment. Minimum payments due under this capital lease obligation as of December 31, 2004 are as follows:

2005	$233
2006	233
2007	19

Total minimum lease payments	$485

9.     Mandatorily Redeemable Preferred Stock

        In connection with the Acquisition (see Note 2), the Company issued 22,400 shares of the 100,000 authorized shares of 6% Series A senior mandatorily redeemable preferred stock at $1,000 per share. The stock had a liquidation preference and entitled its holders to receive dividends of $60 per share per annum. To the extent that the dividends were not paid, they accrued in arrears.

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

10.   Reinsurance

        The Company cedes insurance to CAR and to other reinsurers. The Company has a property catastrophe excess of loss agreement and a casualty excess of loss agreement that qualify as reinsurance treaties and are designed to protect against large or unusual loss and LAE activity. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

        The Company is subject to concentration of credit risk with respect to reinsurance ceded to CAR. At December 31, 2004 and 2003, respectively, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $90,126 and $106,808 and prepaid reinsurance premiums of $38,229 and $28,859 were associated with CAR. The Company's participation in CAR resulted in assumed net losses of $39,038, $48,367 and $38,589 for the years ended December 31, 2004, 2003 and 2002, respectively.

        CAR is, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this request applies to the Company. The Company has entered into service contracts with other insurance carriers under which the Company services the residual market business assigned to the carriers by CAR (the "buyout program"). Business generated through the buyout program is 100% ceded to the applicable carrier and serviced for a fee. Servicing carrier fees amounted to $628, $548 and $499 for the years ended December 31, 2004, 2003 and 2002, respectively.

        The effect of reinsurance on net written and earned premiums and losses and LAE is as follows:

	Year Ended December 31,
	2004	2003	2002
Written Premiums
Direct	$628,295	$571,545	$516,556
Assumed	86,505	69,625	69,243
Ceded	(95,877)	(74,200)	(68,185)

Net written premiums	$618,923	$566,970	$517,614

Premiums Earned
Direct	$599,608	$544,664	$493,722
Assumed	78,634	67,276	55,873
Ceded	(85,950)	(71,692)	(60,339)

Net premiums earned	$592,292	$540,248	$489,256

Loss and LAE
Direct	$434,053	$431,461	$380,151
Assumed	94,136	96,748	76,227
Ceded	(103,128)	(107,240)	(81,200)

Net loss and LAE	$425,061	$420,969	$375,178

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

11.   Loss and Loss Adjustment Expense Reserves

        The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown, in the Company's consolidated financial statements for the years indicated:

	Year Ended December 31,
	2004	2003	2002
Reserves for losses and LAE, beginning of year	$383,551	$333,297	$302,556
Less reinsurance recoverable on unpaid losses and LAE	(73,539)	(66,661)	(75,179)

Net reserves for losses and LAE, beginning of year	310,012	266,636	227,377

Incurred losses and LAE, related to:
Current year	431,839	420,788	377,440
Prior years	(6,778)	181	(2,262)

Total incurred losses and LAE	425,061	420,969	375,178

Paid losses and LAE related to:
Current year	217,989	240,501	217,778
Prior years	150,354	137,092	118,141

Total paid losses and LAE	368,343	377,593	335,919

Net reserves for losses and LAE, end of year	366,730	310,012	266,636
Plus reinsurance recoverables on unpaid losses and LAE	84,167	73,539	66,661

Reserves for losses and LAE, end of year	$450,897	$383,551	$333,297

        At the end of each period, the reserves were re-estimated for all prior accident years. Primarily due to an improvement in CAR results, prior year reserves decreased by $6,778 for the year ended December 31, 2004. This decrease in prior year reserves resulted from re-estimations of prior accident years ultimate loss and LAE liabilities which resulted in a reduction of $2,523 in homeowner reserves, a reduction of $6,854 in CAR assumed reserves, a reduction of $329 in FAIR Plan assumed reserves, and an increase of $2,928 in the Company's automobile reserves. Prior year reserves increased by $181 for the year ended December 31, 2003 and decreased by $2,262 for the year ended December 31, 2002. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future.

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

        In connection with the Acquisition, each member of the executive management team issued a recourse promissory note to, and entered into a pledge agreement with the Company. Pursuant to the notes, the Company loaned management an aggregate of $695 in order to purchase common stock in connection with the Acquisition and the Restricted Stock Plan. Pursuant to pledge agreements, the management team pledged the common stock back to the Company as security for the loans made under the promissory notes. The notes bore interest at a rate of 5% annually and were due and payable on the earlier of December 31, 2011 or 90 days after any management team member ceases to be an employee of the Company. Each member may prepay his note at any time without penalty. At December 31, 2003, the loans were carried in the financial statements at $34, which represents the outstanding principal and accrued interest on the notes. During 2004 the Company received $34 representing prepayments of all outstanding loan principal and accrued interest through the dates of final payments. Such loans had been recorded as contra-equity in accordance with the accounting policy described in Note 3.

13.   Income Taxes

        Provision for income taxes have been calculated in accordance with the provision of Statement No. 109. A summary of the income tax expense in the Consolidated Statements of Income is shown below:

	Year ended December 31,
	2004	2003	2002
Current Income Taxes:
Federal	$22,505	$12,569	$1,360
State	2	2	2

	22,507	12,571	1,362

Deferred Income Taxes:
Federal	(2,702)	(1,666)	136
State	837	156	(218)

	(1,865)	(1,510)	(82)

Total income tax expense	$20,642	$11,061	$1,280

        The income tax expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows:

	Year ended December 31,
	2004	2003	2002
Federal income tax expense at statutory rate	$22,971	$13,840	$4,109
Tax-exempt investment income, net	(3,424)	(3,029)	(2,313)
State taxes, net	544	103	(140)
Transaction costs	—	—	280
Changes in tax estimates	85	—	(601)
Rate differential	—	—	(100)
Other, net	466	147	45

Total income tax expense	$20,642	$11,061	$1,280

        The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company's consolidated federal tax return group. Its components were as follows:

	December 31,
	2004	2003
Deferred tax assets:
Discounting of loss reserves	$10,156	$9,215
Discounting of unearned premium reserves	21,100	19,256
Bad debt allowance	64	199
Depreciation	706	956
Employee benefits	756	236
Transaction related costs	477	875
State loss carryforwards	3,787	3,551
Other	424	192

Total deferred tax assets before valuation allowance	37,470	34,480
Valuation allowance for deferred tax assets	(4,210)	(3,551)

Total deferred tax assets, net of valuation allowance	33,260	30,929

Deferred tax liabilities:
Deferred acquisition costs	(15,022)	(14,062)
Investments	(869)	(1,363)
Net unrealized gains on investments	(4,690)	(6,812)

Total deferred tax liabilities	(20,581)	(22,237)

Net deferred tax asset	$12,679	$8,692

        Gross deferred income tax assets prior to valuation allowances totaled $37,470 and $34,480 at December 31, 2004 and 2003, respectively. Gross deferred income tax liabilities totaled $20,581 and $22,237 at December 31, 2004 and 2003, respectively.

        The Company believes, based upon consideration of objective and verifiable evidence, including its recent earnings history and its future expectations, that the Company's taxable income in future years will be sufficient to realize all federal deferred tax assets. A valuation allowance of $4,210 and $3,551 was established against state deferred tax assets at December 31, 2004 and 2003, respectively. This valuation allowance is based upon management's assessment that it is more likely than not that the Company will not be able to utilize these state deferred tax assets.

        The Company's federal income tax returns for the tax periods ended December 31, 2002 and 2001 are currently under examination by the Internal Revenue Service. In the Company's opinion, adequate tax liabilities have been established for all years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company's ultimate liability are revised. Tax years prior to 2000 are closed.

14.   Statutory Net Income and Surplus

Statutory Accounting Practices

        The Company's Insurance Subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Statutory net income of the Company's insurance subsidiaries was $44,575, $28,480 and $21,496 for the years ended December 31, 2004, 2003 and 2002, respectively. Statutory capital and surplus of the Company's insurance subsidiaries was $278,160 and $258,551 at December 31, 2004 and 2003, respectively.

Dividends

        The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the "Commissioner"). Massachusetts' statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. The Company's insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts' statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2004, the statutory surplus of Safety Insurance was $278,161, and its net income for 2004 was $42,251. As a result, a maximum of $42,251 is available in 2005 for such dividends without prior approval of the Commissioner.

15.   Fair Value of Financial Instruments

        The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," and, therefore, are not included in the amounts discussed.

        At December 31, 2004 and 2003, investments in fixed maturities had a fair value, which equaled carrying value, of $664,596 and $673,636, respectively. There were no investments in fixed maturities for which a quoted market price or dealer price was not available at December 31, 2004 or, 2003, respectively.

        The carrying values of cash and cash equivalents and investment income accrued approximates fair value.

        At December 31, 2004 and 2003, the carrying value of $19,956 of the secured revolving credit facility approximated its fair value as described in Note 8. This amount is due and payable at the maturity date of November 27, 2005.

16.   Quarterly Results of Operations

        An unaudited summary of the Company's 2004 and 2003 quarterly performance, and audited annual performance, is as follows:

	Year ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenue	$155,011	$157,159	$161,149	$163,121	$636,440
Net income	6,370	10,280	15,177	13,163	44,990
Earnings per weighted average common share:
Basic	0.42	0.67	0.99	0.85	2.94
Diluted	0.41	0.66	0.98	0.84	2.90
Cash dividends paid per common share	0.10	0.10	0.12	0.12	0.44
	Year ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenue	$142,415	$153,930	$146,094	$149,355	$591,794
Net income	2,882	13,130	6,729	5,741	28,842
Earnings per weighted average common share:
Basic	0.19	0.86	0.44	0.38	1.87
Diluted	0.19	0.86	0.44	0.37	1.86
Cash dividends paid per common share	0.07	0.07	0.10	0.10	0.34

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are adequate and effective and ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

        There have been no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        The following disclosures relate to actions taken by the Board of Directors of the Company (the "Board"), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2005 on a Form 8-K under the heading "Item 1.01. Entry into a Material Definitive Agreement."

  •
  Upon recommendation from the Compensation Committee, on March 11, 2005, the Board approved the 2004 annual executive cash bonus pool in the total amount of $2.0 million. The total $2.0 million pool will be allocated as follows: David Brussard, $770,000; William J. Begley, Jr., $227,000; Daniel F. Crimmins, $223,000; Robert J. Kerton, $105,000; David E. Krupa, $111,000; Daniel D. Loranger, $300,000; and Edward N. Patrick, Jr., $264,000.

  •
  On March 14, 2005, the Compensation Committee approved executive long-term incentive awards to certain members of senior management pursuant to our 2002 Management Omnibus Incentive Plan. The long-term incentive awards were granted in a total amount of $2.0 million in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on March 16, 2005. The restricted stock vests in three annual installments of 30% on March 16, 2006, 30% on March 16, 2007, and 40% on March 16, 2008. The $2.0 million aggregate amount will be allocated as follows: David Brussard, $800,000 worth of restricted stock; William J. Begley, Jr., $220,000 worth restricted stock; Daniel F. Crimmins, $220,000 worth of restricted stock; Robert J. Kerton, $80,000 worth of restricted stock; David E. Krupa $80,000 worth of restricted stock; Daniel D. Loranger, $300,000 worth of restricted stock; and Edward N. Patrick, Jr., $300,000 worth of restricted stock. The form of restricted stock agreement that will be entered into is attached hereto as Exhibit 10.54.

  •
  On March 14, 2005, the Compensation Committee approved a grant of 1,000 shares of restricted stock to each of our non-employee directors (A. Richard Caputo, Jr., Frederic H. Lindeberg, Peter J. Manning, and David K. McKown) pursuant to our 2002 Management Omnibus Incentive Plan, to be effective on March 16, 2005. The shares cannot be sold, assigned, pledged or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of our Board. The form of restricted stock agreement that will be entered into is attached hereto as Exhibit 10.55.

  •
  On March 15, 2005, the Board of Directors of Safety Insurance Company approved an amendment to the Executive Incentive Compensation Plan-Adoption Agreement. The Executive Incentive Compensation Plan provides a deferred compensation benefit with a supplemental matching provision that mirrors the Company's current 401(k) retirement plan. The Company makes a matching contribution equal to 75% of the participant's elective deferrals under the plan up to 8% of the participant's compensation for the Plan Year. The adoption agreement was amended to provide that the participant's compensation for this purpose means the participant's base salary and annual bonus received (or deferred) in the plan year. The adoption agreement was also amended to permit deferral elections in 2005 pursuant to transition relief provided in connection with Section 409A of the Internal Revenue Code. The Safety Insurance Company Executive Incentive Compensation Plan, the related Adoption Agreement and the Rabbi Trust Agreement are attached hereto as Exhibits 10.51, 10.52 and 10.53, respectively.

        In addition, on August 30, 2004, the Company granted Frederic H. Lindeberg 10,000 non-qualified stock options pursuant to our 2002 Management Omnibus Incentive Plan, in connection with Mr. Lindeberg's appointment to our Board. The options vest in five equal 20% annual installments beginning August 30, 2005. The option agreement entered into with Mr. Lindeberg is substantially in the form attached hereto as Exhibit 10.56.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information called for by Item 401 of Regulation S-K, regarding directors, executive officers, promoters and control persons, and not provided in Part I. Item 4A, "Executive Officers of the Registrant", will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 20, 2005 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2004 (the Company's fiscal year end), and such information is incorporated herein by reference.

        The information called for by Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Exchange Act and disclosures regarding delinquent filers will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 20, 2005 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2004 (the Company's fiscal year end), and such information is incorporated herein by reference.

        The information called for by Item 406 of Regulation S-K regarding the Company's code of ethics can be found on the Company's public website located on the internet at www.SafetyInsurance.com under "About Safety" and "Investor Information".

ITEM 11.    EXECUTIVE COMPENSATION

        The information called for by this Item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 20, 2005 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2004 (the Company's fiscal year end), and such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by this Item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 20, 2005 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2004 (the Company's fiscal year end), and such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this Item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 20, 2005 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2004 (the Company's fiscal year end), and such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for by this Item will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 20, 2005 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2004 (the Company's fiscal year end), and such information is incorporated herein by reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as a part of this report:

1.
Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2004 are contained herein as listed in the Index to Consolidated Financial Statements on page 52.

2.
Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules on page 85.

3.
Exhibits: The exhibits are contained herein as listed in the Index to Exhibits on page 94.

SAFETY INSURANCE GROUP, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

		Page
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

Safety Insurance Group, Inc

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2004

(Dollars in thousands)

Column A	Column B	Column C	Column D
Type of Investment	Cost	Fair Value	Amount at which shown on the Balance Sheet
Fixed maturities:
Bonds:
U.S. government and government agencies and authorities	$124,209	$124,162	$124,162
States, municipalities and political subdivisions	320,414	327,925	327,925
Corporate bonds	200,605	206,260	206,260
Redeemable preferred stocks	4,931	5,162	5,162

Total fixed maturities	650,159	663,509	663,509
Equity securities:
Common stocks
Industrial, miscellaneous and other	1,037	1,087	1,087

Total equity securities	1,037	1,087	1,087

Total investments	$651,196	$664,596	$664,596

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheet

Schedule II

(Dollars in thousands)

	December 31,
	2004	2003
Assets
Investments in consolidated affiliates	$328,913	$271,118
Federal income tax receivable	—	404
Other	101	—

Total Assets	$329,014	$271,522

Liabilities
Accounts payable and other liabilities	$3,724	$3,502
Debt	19,956	—

Total Liabilities	23,680	3,502
Shareholders' Equity	305,334	268,020

Total Liabilities and Shareholders' Equity	$329,014	$271,522

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statement of Income and Comprehensive Income

Schedule II

(Dollars in thousands)

	For the Years ended December 31,
	2004	2003	2002
Revenues	$—	$11	$35
Expenses	1,542	604	13,336

Pretax loss	(1,542)	(593)	(13,301)
Income tax benefit	—	—	1,073

Net loss	(1,542)	(593)	(12,228)
Earnings from consolidated affiliates	46,532	29,075	22,689

Consolidated net income	44,990	28,482	10,461
Other net comprehensive (loss) income, after tax	(3,941)	(1,671)	18,778

Consolidated comprehensive net income	$41,049	$26,811	$29,239

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statement of Cash Flows

Schedule II

(Dollars in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Consolidated net income	$44,990	$28,482	$10,461
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings in consolidated subsidiaries	(46,532)	(29,075)	(22,689)
Termination of stock subscription agreements	—	—	6,187
Amortization	301	—	—
Changes in assets and liabilities:
Other assets	(101)	—	—
Accounts payable and accrued liabilities	222	(898)	2,128
Deferred income taxes	—	—	(1,073)

Net cash used for operating activities	(1,120)	(1,491)	(4,986)

Contribution to subsidiaries	(2,474)	—	(50,440)
Dividends received from consolidated subsidiaries	8,201	5,976	5,106

Net cash (used for) provided by investing activities	5,727	5,976	(45,334)

Payment of long-term debt	—	—	(30,000)
Net proceeds from issuance of common stock	—	—	81,819
Proceeds from exercise of stock options	2,126	—	—
Dividends paid	(6,767)	(5,188)	(1,499)
Payments on promissory notes from management	34	715	—
Other	—	(12)	—

Net cash provided by (used for) financing activities	(4,607)	(4,485)	50,320
Net increase/(decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses, and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Years Ended:
December 31, 2004	$42,919	$450,897	$337,786	$—
Year ended December 31, 2004					$592,292	$27,259	$425,061	$88,425	$56,650	$618,923
December 31, 2003	$40,177	$383,551	$301,227	—
Year ended December 31, 2003					$540,248	$26,086	$420,969	$82,203	$48,433	$566,970
December 31, 2002	$36,992	$333,297	$271,998	—
Year ended December 31, 2002					$489,256	$26,142	$375,178	$69,644	$59,222	$517,614

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Total Premiums	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years ended:
December 31, 2004	$599,608	$85,950	$78,634	$592,292	13.3%
December 31, 2003	$544,664	$71,692	$67,276	$540,248	12.5%
December 31, 2002	$493,722	$60,339	$55,873	$489,256	11.4%

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

Column A	Column B	Column C-Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs And Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
December 31, 2004:
Allowance for Doubtful Accounts	$484	$(301)	$—	$—	$183
December 31, 2003:
Allowance for Doubtful Accounts	$548	$(64)	$—	$—	$484
December 31, 2002:
Allowance for Doubtful Accounts	$226	$322	$—	$—	$548

Safety Insurance Group, Inc.

Supplemental Information Concerning Property—Casualty Insurance

Operations

Schedule VI

(Dollars in thousands)

							Column H
Column A		Column C					Claims and Claim Adjustment Expenses Incurred Related to
	Column B		Column D	Column E	Column F	Column G			Column I	Column J	Column K
		Reserves for Unpaid Claims and Claims Adjustment Expenses
Affiliations with Registrant	Deferred Policy Acquisition Costs		Discount, if any, deducted in Column C	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Years	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
2004	$42,919	$450,897	$—	$337,786	$592,292	$27,259	$431,839	$(6,778)	$88,425	$368,343	$618,923
2003	$40,177	$383,551	$—	$301,227	$540,248	$26,086	$420,788	$181	$82,203	$377,593	$566,970
2002	$36,992	$333,297	$—	$271,998	$489,256	$26,142	$377,440	$(2,262)	$69,644	$335,919	$517,614

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)
Date: March 16, 2005
	By:	/s/ DAVID F. BRUSSARD David F. Brussard President, Chief Executive Officer and Chairman of the Board

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ DAVID F. BRUSSARD David F. Brussard	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2005
/s/ WILLIAM J. BEGLEY, JR. William J. Begley, Jr.	Chief Financial Officer, Vice President and Secretary (Principal Financial and Accounting Officer)	March 16, 2005
/s/ A. RICHARD CAPUTO, JR. A. Richard Caputo, Jr.	Director	March 16, 2005
/s/ FREDERIC H. LINDEBERG Frederic H. Lindeberg	Director	March 16, 2005
/s/ PETER J. MANNING Peter J. Manning	Director	March 16, 2005
/s/ DAVID K. MCKOWN David K. McKown	Director	March 16, 2005

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Merger Agreement dated May 31, 2001 by and among Safety Holdings, Inc., Safety Acquisition, Inc., Thomas Black Corporation and the stockholders of Thomas Black Coporation**
2.2	First Amendment to the Merger Agreement, dated July 17, 2001 by and among Safety Holdings, Inc., Safety Merger Co., Inc. and Thomas Black Corporation**
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.**
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.**
4	Form of Stock Certificate for the Common Stock**
10.1	Lease Agreement between Thomas Black Corporation and Aman, Inc. for the lease of office space located on the 1st through 5th, 11th and 12th floors of 20 Custom House Street, Boston, Massachusetts, dated June 11, 1987, and as amended on October 11, 1988, September 14, 1989, September 19, 1990, February 23, 1994 and December 20, 1996.**
10.2	Stockholders Agreement of Safety Holdings, Inc., dated October 16, 2001.(1)**
10.3	Purchase Agreement between Safety Holdings, Inc. and JZ Equity Partners plc, dated as of October 15, 2001.**
10.4	Subscription Agreement by and among Safety Holdings, Inc. and the Management Team, dated as of October 16, 2001.(1)**
10.5	Subscription Agreement by and among Safety Holdings, Inc. and John W. Jordan II Revocable Trust, Leucadia Investors, Inc., David W. Zalaznick, Jonathan F. Boucher, Adam E. Max, A. Richard Caputo, Jr., Paul Rodzevik, Brian Higgins, Douglas J. Zych and Robert D. Mann, dated as of October 16, 2001.**
10.6	Promissory Note between Safety Holdings, Inc. and David F. Brussard, dated October 16, 2001.(1)**
10.7	Promissory Note between Safety Holdings, Inc. and David F. Brussard, dated October 16, 2001.(1)**
10.8	Promissory Note between Safety Holdings, Inc. and Daniel F. Crimmins, dated October 16, 2001.(1)**
10.9	Promissory Note between Safety Holdings, Inc. Robert J. Kerton, dated October 16, 2001.(1)**
10.10	Promissory Note between Safety Holdings, Inc. and Daniel D. Loranger, dated October 16, 2001.(1)**
10.11	Promissory Note between Safety Holdings, Inc. and Daniel D. Loranger, dated October 16, 2001.(1)**
10.12	Promissory Note between Safety Holdings, Inc. and Edward N. Patrick, Jr., dated October 16, 2001.(1)**
10.13	Pledge Agreement between Safety Holdings, Inc. and David F. Brussard, dated October 16, 2001.(1)**
10.14	Pledge Agreement between Safety Holdings, Inc. and David F. Brussard, dated October 16, 2001.(1)**
10.15	Pledge Agreement between Safety Holdings, Inc. and Daniel F. Crimmins, dated October 16, 2001.(1)**
10.16	Pledge Agreement between Safety Holdings, Inc. and Robert J. Kerton, dated October 16, 2001.(1)**
10.17	Pledge Agreement between Safety Holdings, Inc. and Daniel D. Loranger, dated October 16, 2001.(1)**
10.18	Pledge Agreement between Safety Holdings, Inc. and Daniel D. Loranger, dated October 16, 2001.(1)**
10.19	Pledge Agreement between Safety Holdings, Inc. and Edward N. Patrick, Jr., dated October 16, 2001.(1)**

10.20	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001.**
10.21	Management Consulting Agreement by and among TJC Management Corporation and Safety Holdings, Inc., dated October 16, 2001.**
10.22	Form of First Amendment to the Management Consulting Agreement by and among TJC Management Corporation and Safety Group.**
10.23	2001 Restricted Stock Plan(1)**
10.24	Executive Incentive Compensation Plan(1)**
10.25	2002 Management Omnibus Incentive Plan(1)**
10.26	Employment Agreement by and between Safety Insurance Group, Inc. and David F. Brussard, dated November 8, 2004.(1)*
10.27	Employment Agreement by and between Safety Insurance Group, Inc. and Edward N. Patrick, Jr., dated November 8, 2004.(1)*
10.28	Employment Agreement by and between Safety Insurance Group, Inc. and Daniel F. Crimmins, dated November 8, 2004.(1)*
10.29	Employment Agreement by and between Safety Insurance Group, Inc. and Daniel D. Loranger, dated November 8, 2004.(1)*
10.30	Employment Agreement by and between Safety Insurance Group, Inc. and Robert J. Kerton, dated November 8, 2004.(1)*
10.31	Stock Appreciation Rights Agreement by and between Safety Holdings, Inc. and David F. Brussard.(1)**
10.32	Stock Appreciation Rights Agreement by and between Safety Holdings, Inc. and Daniel F. Crimmins.(1)**
10.33	Stock Appreciation Rights Agreement by and between Safety Holdings, Inc. and Daniel D. Loranger.(1)**
10.34	Stock Appreciation Rights Agreement by and between Safety Holdings, Inc. and Robert J. Kerton.(1)**
10.35	Stock Appreciation Rights Agreement by and between Safety Holdings, Inc. and Edward N. Patrick, Jr.(1)**
10.36	Senior Subordinated Note issued to Fairholme Partners, L.P. **
10.37	Senior Subordinated Note issued to TCW/Crescent Mezzanine Trust III.**
10.38	Senior Subordinated Note issued to TCW/Crescent Mezzanine Partners III, L.P.**
10.39	Senior Subordinated Note issued to TCW/Crescent Mezzanine Partners III Netherlands, L.P.**
10.40	Senior Subordinated Note issued to J/Z CBO (Delaware), LLC.**
10.41	Senior Subordinated Note issued to JZ Equity Partners plc.**
10.42	Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective February 1, 2000.**
10.43	Reinsurance Terms Sheet between Safety Insurance Company and Swiss Re America Corporation, effective January 1, 2002.**
10.44	Excess Catastrophe Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch, effective January 1, 2002.**
10.45	Property Risk Excess of Loss Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch, effective January 1, 2002.**
10.46	Safety Insurance Group, Inc. Stock Purchase Agreement by and between Safety Insurance Group, Inc. and Fairholme Partners, L.P.**

10.47	Form of Second Omnibus Agreement by and among Safety Insurance Group, Inc. and David F. Brussard, Edward N. Patrick, Jr., William J. Begley, Jr., Daniel F. Crimmins, Daniel D. Loranger, Robert J. Kerton, David E. Krupa, Leucadia Investors, Inc., John W. Jordan II Rev. Trust, David W. Zalaznick, Jonathan F. Boucher, A. Richard Caputo, Jr., Adam E. Max, Douglas J. Zych, Brian Higgins, Paul Rodzevik, JZ Equity Partners plc, J/Z CBO (Delaware), LLC, TCW/Crescent Mezzanine Trust III, TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Partners III (Netherlands), L.P., Fairholme Partners, L.P. and Robert D. & Ann Marie Mann, Trustees, Mann Trust, 4/16/00.(1)**
10.48	Promissory Note between Safety Holdings, Inc. and William J. Begley, Jr., dated October 16, 2001.(1)(2)
10.49	Pledge Agreement between Safety Holdings, Inc. and William J. Begley, Jr., dated October 16, 2001.(1)(2)
10.50	Employment Agreement by and between Safety Insurance Group, Inc. and William J. Begley, Jr., dated November 8, 2004.(1)*
10.51	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(1)(2)
10.52	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(1)(2)
10.53	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(1)(2)
10.54	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(1)(2)
10.55	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(1)(2)
10.56	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(1)(2)
10.57	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(1)(2)
10.58	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(1)(2)
10.59	Employment Agreement by and between Safety Insurance Group, Inc. and David E. Krupa, dated November 8, 2004.(1)*
21	Subsidiaries of Safety Insurance Group, Inc.**
23	Consent of PricewaterhouseCoopers LLP.(2)
24	Power of Attorney**
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

*
Incorporated herein by reference to the Registrant's September 30, 2004 Quarterly Report on Form 10-Q (File No. 000-50070) filed November 9, 2004.

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
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II.
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SAFETY INSURANCE GROUP, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
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
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV.
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
SAFETY INSURANCE GROUP, INC. INDEX TO FINANCIAL STATEMENT SCHEDULES
Safety Insurance Group, Inc Summary of Investments—Other than Investments in Related Parties Schedule I At December 31, 2004 (Dollars in thousands)
Safety Insurance Group, Inc. Condensed Financial Information of the Registrant Condensed Balance Sheet Schedule II (Dollars in thousands)
Safety Insurance Group, Inc. Condensed Financial Information of the Registrant Condensed Statement of Income and Comprehensive Income Schedule II (Dollars in thousands)
Safety Insurance Group, Inc. Condensed Financial Information of the Registrant Condensed Statement of Cash Flows Schedule II (Dollars in thousands)
Safety Insurance Group, Inc. Reinsurance Schedule IV (Dollars in thousands)
Safety Insurance Group, Inc. Valuation and Qualifying Accounts Schedule V (Dollars in thousands)
Safety Insurance Group, Inc. Supplemental Information Concerning Property—Casualty Insurance Operations Schedule VI (Dollars in thousands)
SIGNATURES
POWER OF ATTORNEY
SAFETY INSURANCE GROUP, INC. INDEX TO EXHIBITS