Form 10-Q
period 2005-03-31
SAFETY INSURANCE GROUP INC
filed 2005-05-10
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 9, 2005, there were 15,683,579 shares of common stock with a par value of $0.01 per share were outstanding.

SAFETY INSURANCE GROUP, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Safety Insurance Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $668,744 and $650,159)	$670,501	$663,509
Equity securities, at fair value (cost: $2,014 and $1,037)	2,029	1,087
Total investment securities	672,530	664,596
Cash and cash equivalents	137,796	155,673
Accounts receivable, net of allowance for doubtful accounts	161,563	150,451
Accrued investment income	7,907	7,008
Receivable from reinsurers related to paid loss and loss adjustment expenses	20,309	18,980
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	85,854	84,167
Prepaid reinsurance premiums	42,725	43,402
Deferred policy acquisition costs	47,252	42,919
Deferred income taxes	17,322	12,679
Equity and deposits in pools	27,791	23,678
Other assets	2,537	2,892
Total assets	$1,223,586	$1,206,445

Liabilities
Loss and loss adjustment expense reserves	$462,302	$450,897
Unearned premium reserves	364,890	337,786
Accounts payable and accrued liabilities	20,409	43,684
Taxes payable	5,352	3,509
Outstanding claims drafts	20,533	16,832
Payable to reinsurers	17,505	16,990
Payable for securities purchased	—	10,972
Capital lease obligations	431	485
Debt	19,956	19,956
Total liabilities	911,378	901,111

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; and 15,632,701 and 15,500,052 shares issued and outstanding	156	155
Additional paid-in capital	115,859	114,070
Accumulated other comprehensive income, net of taxes	1,152	8,709
Retained earnings	195,041	182,400
Total shareholders’ equity	312,208	305,334
Total liabilities and shareholders’ equity	$1,223,586	$1,206,445

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share and share data)

	Three Months Ended March 31,
	2005	2004

Net earned premiums	$156,416	$143,926
Net investment income	7,459	6,823
Net realized gains on investments	407	517
Finance and other service income	3,969	3,745
Total revenue	168,251	155,011

Losses and loss adjustment expenses	110,170	111,312
Underwriting, operating and related expenses	36,591	33,986
Interest expenses	223	153
Total expenses	146,984	145,451

Income before income taxes	21,267	9,560
Income tax expense	6,765	3,190
Net income	$14,502	$6,370

Earnings per weighted average common share:
Basic	$0.94	$0.42
Diluted	$0.92	$0.41

Cash dividends paid per common share	$0.12	$0.10

Weighted average number of common shares outstanding:
Basic	15,439,974	15,260,283
Diluted	15,742,717	15,417,307

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income, Net of Taxes	Promissory Notes Receivable From Management	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2003	$153	$111,074	$12,650	$(34)	$144,177	$268,020
Net income, January 1 to March 31, 2004					6,370	6,370
Payments on promissory notes from management				34		34
Other comprehensive income, net of deferred federal income taxes			3,761			3,761
Exercise of options and unearned compensation on resrticted stock, net of deferred federal income taxes		58				58
Dividends paid					(1,526)	(1,526)
Balance at March 31, 2004	$153	$111,132	$16,411	$—	$149,021	$276,717

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income, Net of Taxes	Retained Earnings	Total Shareholders’ Equity

Balance at December 31, 2004	$155	$114,070	$8,709	$182,400	$305,334
Net income, January 1 to March 31, 2005				14,502	14,502
Other comprehensive loss, net of deferred federal income taxes			(7,557)		(7,557)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	1,789			1,790
Dividends paid				(1,861)	(1,861)
Balance at March 31, 2005	$156	$115,859	$1,152	$195,041	$312,208

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2005	2004

Net income	$14,502	$6,370

Other comprehensive (loss) income, net of tax:

Change in unrealized holding gains, net of tax (benefit) expense of $(3,927) and $2,206	(7,292)	4,097

Reclassification adjustment for gains included in net income, net of tax benefit of $(143) and $(181)	(265)	(336)

Unrealized (losses) gains on securities available for sale	(7,557)	3,761

Comprehensive income	$6,945	$10,131

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$14,502	$6,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	2,017	1,849
Benefit for deferred income taxes	(574)	(137)
Gains on sale of fixed assets	—	(4)
Net realized gains on investments	(407)	(517)
Changes in assets and liabilities:
Accounts receivable	(11,112)	(14,773)
Accrued investment income	(899)	(532)
Receivable from reinsurers	(3,016)	2,693
Prepaid reinsurance premiums	677	(3,794)
Deferred policy acquisition costs	(4,333)	(3,992)
Other assets	(3,588)	19,891
Loss and loss adjustment expense reserves	11,405	17,734
Unearned premium reserves	27,104	36,362
Accounts payable and accrued liabilities	(23,275)	(18,677)
Payable to reinsurers	515	(18,596)
Other liabilities	6,131	(882)
Net cash provided by operating activities	15,147	22,995

Cash flows from investing activities:
Fixed maturities purchased	(43,422)	(27,924)
Equity securities purchased	(1,111)	—
Proceeds from sales of fixed maturities	12,668	18,748
Proceeds from maturities of fixed maturities	—	5,000
Proceeds from sales of equity securities	134	—
Fixed assets purchased	(318)	(101)
Proceeds from sales of fixed assets	—	4
Net cash used for investing activities	(32,049)	(4,273)

Cash flows from financing activities:
Payments on promissory notes from management	—	34
Proceeds from exercise of stock options	886	53
Dividends paid to shareholders	(1,861)	(1,526)
Net cash used for financing activities	(975)	(1,439)

Net (decrease) increase in cash and cash equivalents	(17,877)	17,283
Cash and cash equivalents at beginning of year	155,673	26,284

Cash and cash equivalents at end of period	$137,796	$43,567

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

The financial information as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2005.

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

2.              New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. (“FAS”) 123R (revised 2004), Share-Based Payment. This statement requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. FAS 123R replaces FAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board No. (“APB”) 25, Accounting for Stock Issued to Employees.  In April 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date of FAS 123R until the fiscal year beginning after June 15, 2005.  The Company is currently evaluating the effects of FAS 123R.

3.  Earnings Per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted EPS are calculated by dividing net income by the weighted average number of basic common shares outstanding and the net effect of potentially dilutive common shares. At March 31, 2005 and 2004, the Company’s potentially dilutive instruments consisted of common shares under option of 715,731 and 877,572, respectively, and common shares under restriction of 105,960 and 70,271, respectively.

	Three Months Ended March 31,
	2005	2004
Earnings per weighted average common share:
Basic	$0.94	$0.42
Diluted	$0.92	$0.41
Weighted average number of common shares outstanding:
Basic	15,439,974	15,260,283
Effect of dilutive securities:
Stock options	281,556	156,970
Restricted stock	21,187	54
Diluted	15,742,717	15,417,307

Diluted EPS excludes stock options with exercise prices greater than the average market price of the Company’s common stock during the periods because their inclusion would be anti-dilutive. The number of anti-dilutive stock options was 78,000 for the three months ended March 31, 2005. There were no such stock options during the three months ended March 31, 2004.

4.  Stock-Based Compensation

On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (“the Incentive Plan”).  The Incentive Plan provides for a variety of awards, including nonqualified stock options (“NQSOs”), stock appreciation rights and restricted stock (“RS”) awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000. At March 31, 2005, there were 161,559 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock-based awards granted under the Incentive Plan during the three months ended March 31, 2005 is as follows:

		Number	Per Share
Type of Equity		of Awards	Exercise Price(1)
Awarded	Effective Date	Granted	or Fair Value(2)		Vesting Terms	Expiration Date
NQSOs	March 16, 2005	78,000	$35.23	(1)	5 years, 20 annually	March 16, 2015
RS	March 16, 2005	56,770	$35.23	(2)	3 years, 30%-30%-40%	N/A
RS	March 16, 2005	4,000	$35.23	(2)	No vesting period(3)	N/A

(1)  The exercise price of the stock option grant is equal to the closing price of the Company’s common stock on the grant effective date.

(2)  The fair value of the restricted stock grant is equal to the closing price of the Company’s common stock on the grant effective date.

(3)  The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of our Board of Directors.

The following table summarizes stock option activity under the Incentive Plan:

	Three Months Ended March 31,
	2005		2004
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of quarter	711,410	$13.60	771,000	$12.59
Granted during the quarter	78,000	$35.23	111,000	$18.50
Exercised during the quarter	(71,879)	$12.33	(4,428)	$12.00
Forfeited during the quarter	(1,800)	$16.19	—	—
Outstanding at end of quarter	715,731	$16.08	877,572	$13.34

The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $35.23 at March 31, 2005 and $12.00 to $18.50 at March 31, 2004.

The following table summarizes restricted stock activity under the Incentive Plan:

	Three Months Ended March 31,
	2005		2004
	Shares Under Restriction	Weighted Average Fair Value	Shares Under Restriction	Weighted Average Fair Value
Outstanding at beginning of quarter	70,271	$18.50	—	—
Granted during the quarter	60,770	$35.23	70,271	$18.50
Vested and unrestricted during the quarter	(21,081)	$18.50	—	—
Forfeited during the quarter	—	—	—	—
Outstanding at end of quarter	109,960	$27.75	70,271	$18.50

The Company has adopted the accounting for the Incentive Plan under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees”, as allowed by FAS 123 and as amended by FAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. No stock-based employee compensation cost is reflected in net income, as all stock options granted under this plan had an exercise price equal to the market value of the underlying common stock on the effective date of grant.

The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of FAS 123 to these stock options.

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$14,502	$6,370
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(143)	(100)
Net income, pro forma	$14,359	$6,270

Earnings per weighted average share:
Basic, as reported	$0.94	$0.42
Basic, pro forma	$0.93	$0.41
Diluted, as reported	$0.92	$0.41
Diluted, pro forma	$0.91	$0.41

The fair value of stock options used to compute pro forma net income and earnings per share disclosures for the three months ended March 31, 2005 and 2004 is the estimated fair value at grant effective date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2005	2004
Dividend yield	1.36% - 2.52%	1.95 - 2.52%
Expected volatility	0.20 - 0.31	0.20 - 0.28
Risk-free interest rate	3.23% - 4.35%	3.23 - 4.07%
Expected holding period (in years)	7	7

5. Investments

The gross unrealized appreciation (depreciation) of investments in fixed maturities securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, was as follows:

	March 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies (1)	$119,280	$435	$(2,171)	$117,544
Obligations of states and political subdivisions	324,674	5,170	(3,492)	326,352
Asset-backed securities	94,749	681	(1,042)	94,388
Corporate and other securities	130,041	3,159	(983)	132,217
Subtotal, fixed maturity securities	668,744	9,445	(7,688)	670,501
Equity securities	2,014	22	(7)	2,029
Totals	$670,758	$9,467	$(7,695)	$672,530

(1) Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $115,806 at amortized cost and $114,069 at estimated fair value as of March 31, 2005. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, at March 31, 2005 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2005
	Amortized Cost	Fair Value
Due in one year or less	$20,455	$20,493
Due after one year through five years	140,907	140,874
Due after five years through ten years	198,256	200,990
Due after ten years through twenty years	79,189	79,079
Due after twenty years	19,382	20,608
Asset-backed securities	210,555	208,457
Totals	$668,744	$670,501

Gross gains of $411 and $561 and gross losses of $5 and $44 were realized on sales of fixed maturities for the three months ended March 31, 2005 and 2004, respectively. Gross gains of $1 were realized on the sales of equity securities for the three months ended March 31, 2005. There were no realized gains or losses on the sale of equity securities for the three months ended March 31, 2004. Proceeds from fixed maturities maturing were $0 and $5,000 for the three months ended March 31, 2005 and 2004, respectively.

The following tables illustrate the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position.

	March 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$80,545	$1,793	$7,796	$378	$88,341	$2,171
Obligations of states and political subdivisions	94,000	1,725	61,492	1,767	155,492	3,492
Asset-backed securities	59,218	876	7,549	166	66,767	1,042
Corporate and other securities	47,981	925	1,460	65	49,441	990
Total temporarily impaired securities	$281,744	$5,319	$78,297	$2,376	$360,041	$7,695

The Company’s investment portfolio included 142 securities in an unrealized loss position at March 31, 2005. The Company’s methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow for recovery of its costs.

During the three months ended March 31, 2005 and 2004, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

As of March 31, 2005, the Company’s fixed income securities portfolio was comprised entirely of investment grade securities as defined by Moody’s Investor Services, Inc., Standard and Poor’s, and the Securities Valuation Office of the National Association of Insurance Commissioners.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2005	2004

Interest and dividends on fixed maturities	$6,973	$6,985
Dividends on equity securities	2	—
Interest on cash and cash equivalents	745	89
Total investment income	7,720	7,074
Investment expenses	261	251
Net investment income	$7,459	$6,823

6.  Loss and Loss Adjustment Expense (“LAE”) Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Reserves for losses and LAE, beginning of year	$450,897	$383,551
Less reinsurance recoverable on unpaid losses and LAE	(84,167)	(73,539)
Net reserves for losses and LAE, beginning of year	366,730	310,012
Incurred losses and LAE, related to:
Current year	118,498	111,312
Prior years	(8,328)	—
Total incurred losses and LAE	110,170	111,312
Paid losses and LAE related to:
Current year	44,371	41,603
Prior years	56,081	54,934
Total paid losses and LAE	100,452	96,537
Net reserves for losses and LAE, end of quarter	376,448	324,787
Plus reinsurance recoverables on unpaid losses and LAE	85,854	76,498
Reserves for losses and LAE, end of quarter	$462,302	$401,285

At the end of each period, the reserves were re-estimated for all prior accident years. Primarily due to an improvement in Commonwealth Automobile Reinsurers (“CAR”) results, prior year reserves decreased by $8,328 for the three months ended March 31, 2005. This decrease in prior year reserves resulted from re-estimations of prior accident years ultimate loss and LAE liabilities which resulted in reductions of $6,328 in CAR assumed reserves and $2,000 in the Company’s automobile reserves. The reserves for all prior accident years were unchanged for the three months ended March 31, 2004. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future.

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

8. Income Taxes

Federal income tax expense for the three months ended March 31, 2005 and 2004 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

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

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 81.0% of our direct written premiums in 2004), we offer a portfolio of other insurance products, including commercial automobile (10.4% of 2004 direct written premiums), homeowners (7.2% of 2004 direct written premiums), dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance and Safety Indemnity Insurance Company (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 556 independent insurance agents in 659 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile insurance carrier in Massachusetts, capturing an approximate 11.0% share of the Massachusetts private passenger automobile market in 2004, according to the CAR Cession Volume Analysis Report of March 1, 2005, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

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

On April 29, 2004, the Governor of Massachusetts (the “Governor”) announced the formation of a bipartisan task force charged with reviewing potential changes to the Massachusetts personal automobile insurance system that, according to the Governor’s announcement, “will open the door to more competition, move to a rate-setting system that is more in line with the rest of the country, examine the costs and benefits of our current “no fault’ claims process, crack down on fraud and eliminate the subsidy that good drivers pay for bad drivers.” The Governor also announced “that the Division of Insurance has taken the first steps toward reform by pushing for changes in the distribution of losses generated by high-risk drivers.” As a result, in a letter to CAR dated April 29, 2004, the Massachusetts Insurance Commissioner (the “Commissioner”) directed CAR to materially change the operation of the residual market in Massachusetts, including the formula by which CAR’s deficit is allocated and the manner in which policies produced by ERPs are assigned to insurers.

On December 31, 2004, the Commissioner approved new rules for CAR, which became effective on January 1, 2005 (the “Approved Rules”). The Approved Rules replace CAR with an assigned insurance plan, the “Massachusetts Assigned Insurance Plan” (the “MAIP”), similar to those employed in 42 other states. The Approved Rules consist of two parts. One part applies to the operation of the MAIP, which will be phased in during 2006 and 2007 and which will fully replace CAR beginning January 1, 2008. The MAIP will provide for random and equitable distribution to companies of risks unable to obtain insurance in the voluntary market. The second part of the Approved Rules consists of a series of transition rules that are scheduled to take effect in 2005, 2006 and 2007.

On January 14, 2005, we filed, on Form 8-K, an estimate of the financial impact the Approved Rules may have on us and we stated that a lawsuit had been filed in Suffolk Superior Court by Commerce Insurance Company against the Commissioner that seeks an order permanently enjoining implementation and/or enforcement of the Approved Rules. Certain ERPs, Arbella Mutual Insurance Company and the Center for Insurance Research have intervened as plaintiffs and CAR has intervened as a defendant in this lawsuit. On February 1, 2005 the Court issued an order approving a motion by the ERP plaintiffs that stayed the Approved Rules pending a final decision in this lawsuit. The Plaintiffs have moved for Judgment on the Pleadings and a hearing on that motion was held in the Superior Court on May 2, 2005. Safety has joined with several other insurance companies and insurance industry trade associations in filing an amicus curiae brief in support of the Approved Rules. At the present time, we are unable to predict the outcome of the litigation surrounding the Approved Rules.

CAR annually approves the rules that set the value of credits and the cost to cede business. On March 9, 2005, CAR approved rules for the operation of the residual market for 2005 (the “2005 Rules”).  CAR filed the 2005 Rules with the Commissioner on March 29, 2005, after CAR obtained an order from the Superior Court confirming that the stay of the Approved Rules did not prevent CAR from filing the 2005 Rules with the Commissioner.  Commerce Insurance Company, Arbella Mutual Insurance Company, and Plymouth Rock Assurance Corporation have requested a public hearing in accordance with provisions of CAR’s Plan of Operation and the Commissioner has scheduled a hearing to consider the 2005 Rules on May 31, 2005. The 2005 Rules revise the value of credits based on the actual rate subsidies contained in the Commissioner’s rate decision, and reduce the cost for ceding high loss ratio ERP business to CAR. The 2005 Rules would reduce the penalty in the current rules for ceding high loss ratio ERP business to CAR, and would therefore result in a reduction of the expense we incur because of our disproportionate share of high loss ratio ERP business. At the present time, we are unable to predict whether the Commissioner will approve the 2005 Rules.

Each year, the Commissioner sets maximum premium rates that may be charged and minimum commissions that must be paid to agents for private passenger automobile insurance. The Commissioner announced on December 15, 2004 a 1.7% statewide average private passenger automobile insurance rate decrease for 2005, compared to a 2.5% increase for 2004. Coinciding with the 2005 rate decision, the Commissioner also approved a 10.9% commission rate agents receive for selling private passenger automobile insurance, as a percentage of premiums, compared to a commission rate of 10.5% in 2004.

While state-mandated average maximum private passenger automobile insurance rates decreased 1.7% for 2005, our average premium per automobile exposure in the three months ended March 31, 2005 increased from the three months ended March 31, 2004 by approximately 0.7%. This increase was primarily the result of purchases of new automobiles by our insureds. We believe that the continued benefits of our rate pursuit initiative, which validates insured rating classifications and discount eligibility, contributed to the increase in our average premiums received per automobile exposure. The table below shows average Massachusetts-mandated private passenger automobile premium rate changes and changes in our average premium per automobile exposure from 1996-2005.

Massachusetts Private Passenger Rate Decisions

Year	State Mandated Average Rate Change(1)	Safety Change in Average Premium per Automobile Exposure(2)
2005	(1.7)%	0.7%
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%
1997	(6.2)%	(5.1)%
1996	(4.5)%	(7.7)%

(1) Source: Commissioner rate decisions for 1996 - 2005.

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

Our SAP insurance ratios are outlined in the following table:

	For the Three Months Ended March 31,
SAP Ratios:	2005	2004
Loss Ratio	70.4%	77.3%
Expense Ratio	22.0	21.3
Combined Ratio	92.4%	98.6%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

Our GAAP insurance ratios are outlined in the following table:

	For the Three Months Ended March 31,
GAAP Ratios:	2005	2004
Loss Ratio	70.4%	77.3%
Expense Ratio	23.4	23.6
Combined Ratio	93.8%	100.9%

Stock-Based Compensation

On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (“the Incentive Plan”). The Incentive Plan provides for a variety of awards, including nonqualified stock options (“NQSOs”), stock appreciation rights and restricted stock (“RS”) awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000. At March 31, 2005, there were 161,559 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants made under the Incentive Plan during the three months ended March 31, 2005 are as follows:

Type of Equity Awarded	Effective Date	Number of Awards Granted	Per Share Exercise price(1) or fair value(2)		Vesting Terms	Expiration Date
NQSOs	March 16, 2005	78,000	$35.23	(1)	5 years, 20 annually	March 16, 2015
RS	March 16, 2005	56,770	$35.23	(2)	3 years, 30%-30%-40%	N/A
RS	March 16, 2005	4,000	$35.23	(2)	No vesting period(3)	N/A

(1) The exercise price of the stock option grant is equal to the closing price of the Company’s common stock on the grant effective date.

(2) The fair value of the restricted stock grant is equal to the closing price of the Company’s common stock on the grant effective date.

(3) The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of our Board of Directors.

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. As of January 1, 2005 our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $250,000. This catastrophe reinsurance protects us in the event of a “426-year storm” (that is, a storm of a severity expected to occur once in a 426-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior). All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better. We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. As of March 31, 2005, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Primarily due to an improvement in CAR results, our prior year reserves decreased by $8,328 for the three months ended March 31, 2005 as compared to no change for the three months ended March 31, 2004. This decrease in our prior year reserves resulted from re-estimations of prior year accident year ultimate loss and LAE liabilities and is composed of a reduction of $6,328 in CAR assumed reserves and a decrease of $2,000 in our automobile reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

For further information, see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations - Losses and Loss Adjustment Expenses.”

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

For further information, see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations: Results of Operations - Net Realized Investment Losses.”

Results of Operations

The following table shows certain of our selected financial results:

	For the Three Months Ended March 31,
	2005	2004

Direct written premiums	$185,775	$180,583
Net written premiums	184,198	176,494
Net earned premiums	156,416	143,926
Net investment income	7,459	6,823
Net realized gains on investments	407	517
Finance and other service income	3,969	3,745
Total revenue	168,251	155,011
Losses and loss adjustment expenses	110,170	111,312
Underwriting, operating and related expenses	36,591	33,986
Interest expenses	223	153
Total expenses	146,984	145,451
Income before income taxes	21,267	9,560
Income tax expense	6,765	3,190
Net income	$14,502	$6,370

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Direct Written Premiums. Direct written premiums for the first quarter of 2005 increased by $5,192, or 2.9%, to $185,775 from $180,583 for the comparable 2004 period. The 2005 increase occurred primarily in our personal automobile line, which experienced a 0.7% increase in average written premium and a 2.0% increase in written exposures. In addition, our commercial automobile line’s average written premium decreased by 1.8%, which was more than offset by a 9.8% increase in written exposures. Our homeowners line average written premium increased by 8.9%, which was partly offset by a 4.6% decrease in written exposures.

Net Written Premiums. Net written premiums for the first quarter of 2005 increased by $7,704, or 4.4%, to $184,198 from $176,494 for the comparable 2004 period primarily due to the factors that increased direct written premiums.

Net Earned Premiums. Net earned premiums for the first quarter of 2005 increased by $12,490, or 8.7%, to $156,416 from $143,926 for the comparable 2004 period. This was primarily due to the factors that increased direct written premiums.

Net Investment Income. Net investment income for the first quarter of 2005 was $7,459 compared to $6,823 for the comparable 2004 period. Average cash and investment securities (at amortized cost) increased by $111,611, or 16.2%, to $802,226 at March 31, 2005 from $690,615 for the comparable 2004 period due primarily to a $111,809 increase in average cash and cash equivalents. Net effective annualized yield on the investment portfolio decreased to 3.7% during the first quarter of 2005 from 4.0% during the comparable 2004 period due to management’s investment strategy to shift to higher rated securities and increase tax-exempt holdings. Our duration increased slightly to 3.5 years at March 31, 2005 from 3.4 years at March 31, 2004.

Net Realized Gains on Investments. Net realized gains on investments decreased to $407 for the first quarter of 2005 from $517 for the comparable 2004 period.

The gross unrealized appreciation (depreciation) of investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, was as follows:

	March 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies (1)	$119,280	$435	$(2,171)	$117,544
Obligations of states and political subdivisions	324,674	5,170	(3,492)	326,352
Asset-backed securities	94,749	681	(1,042)	94,388
Corporate and other securities	130,041	3,159	(983)	132,217
Subtotal, fixed maturity securites	668,744	9,445	(7,688)	670,501
Equity securities	2,014	22	(7)	2,029
Totals	$670,758	$9,467	$(7,695)	$672,530

(1) Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $115,806 at amortized cost and $114,069 at estimated fair value as of March 31, 2005. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

As of March 31, 2005, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody’s which received S&P ratings of AA/A or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	March 31, 2005
	Fair Value	Percent
U.S. Government and Government Agency Fixed Income Securities	$117,545	17.5%
Aaa/Aa	427,975	63.9
A	78,696	11.7
Baa	46,285	6.9
Total	$670,501	100.0%

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

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2005.

	March 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$80,545	$1,793	$7,796	$378	$88,341	$2,171
Obligations of states and political subdivisions	94,000	1,725	61,492	1,767	155,492	3,492
Asset-backed securities	59,218	876	7,549	166	66,767	1,042
Corporate and other securities	47,981	925	1,460	65	49,441	990
Total temporarily impaired securities	$281,744	$5,319	$78,297	$2,376	$360,041	$7,695

The unrealized losses recorded on the fixed maturity investment portfolio at March 31, 2005 resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

Of the $7,695 gross unrealized losses as of March 31, 2005, $5,663 relates to fixed maturity obligations of states and political subdivisions and U.S. government agencies. The remaining $2,032 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate and other fixed maturity securities.

During the three months ended March 31, 2005 and 2004, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

Finance and Other Service Income. Finance and other service income includes revenues from premium installment charges, which we recognize when earned. Finance and other service income increased $224, or 6.0%, to $3,969 for the first quarter of 2005 from $3,745 for the comparable 2004 period. This resulted from increases in premium installment billing fees primarily due to growth in the number of policies.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred for the first quarter of 2005 decreased $1,142, or 1.0%, to $110,170 from $111,312 for the comparable 2004 period. Our GAAP loss ratio for the first quarter of 2005 decreased to 70.4% from 77.3% for the comparable 2004 period. Our GAAP loss ratio excluding loss adjustment expenses for the first quarter of 2005 decreased to 63.0% from 69.9% for the comparable 2004 period. The 2005 loss ratio improved as a result of $8,328 in favorable loss development composed primarily of a reduction of $6,328 in CAR prior year results. Also contributing to the improvement was lower severity in our automobile lines of business, partially offset by increased frequency due to worse winter weather in Massachusetts.

Underwriting, Operating and Related Expenses. Underwriting, operating and related expense for the first quarter of 2005 increased by $2,605, or 7.7%, to $36,591 from $33,986 for the comparable 2004 period. Our GAAP expense ratios for the first quarter of 2005 decreased slightly to 23.4% from 23.6% for the comparable 2004 period.

Interest Expenses. Interest expense for the first quarter of 2005 was $223 compared to $153 for the comparable 2004 period.

Income Tax Expense. Our effective tax rates were 31.8% and 33.4% for the first quarter of 2005 and 2004, respectively. These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income.

Net Income. Net income for the first quarter of 2005 increased by $8,132, or 127.7%, to $14,502 from $6,370 for the comparable 2004 period. This increase was primarily due to the increase in premiums and decrease in the loss ratio, as discussed above.

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

Net cash provided by operating activities was $15,147 and $22,995 during the first quarters of 2005 and 2004, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $32,049 and $4,273 during the first quarters of 2005 and 2004, respectively, primarily from purchases of fixed maturities in excess of sales of fixed maturities.

Net cash used for financing activities was $975 and $1,439 during the first quarters of 2005 and 2004, respectively, primarily from dividends paid to shareholders in excess of proceeds from stock option exercises.

Credit Facility

Concurrent with the closing of our IPO and repayment of the old credit facility, Safety obtained a new $30,000 revolving credit facility. Bank of America is the lender under this credit facility. Safety borrowed the entire $30,000 under this credit facility at the closing of the IPO and paid down the balance to $19,956 on December 5, 2002 with the approximately $10,000 net proceeds from the exercise of the underwriter’s over-allotment option for 900,000 shares of our common stock. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.50% per annum or (ii) the higher of Bank of America’s prime rate or 0.50% above the federal funds rate plus 1.50% per annum. The credit facility is due and payable at maturity on November 27, 2005, which is three years from the closing of the IPO. Interest only is payable prior to maturity. The obligations of Safety under the credit facility are secured by pledges of the assets of Safety and the capital stock of Safety’s operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of Safety. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of March 31, 2005, we were in compliance with all such covenants.

Regulatory Matters

Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts’ statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusett’s law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2004, the statutory surplus of Safety Insurance was $278,161, and its net income for 2004 was $42,251. As a result, a maximum of $42,251 is available in 2005 for such dividends without prior approval of the Division. During the first quarter of 2005, Safety Insurance recorded dividends to Safety of $2,256.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 17, 2005, our Board approved a quarterly cash dividend on our common stock of $0.12 per share, or $1,861, which was paid on March 15, 2005. We plan to continue to declare and pay quarterly cash dividends in 2005, depending on our financial position and the regularity of our cash flows.

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

Contractual Obligations

We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At March 31, 2005, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
	No Stated Maturity	Within One Year	Two to Three Years	Four to Five Years	After Five Years	Total
Loss and LAE reserve(1)	$462,302	N/A	N/A	N/A	N/A	$462,302
Debt	—	$19,956	$—	$—	$—	19,956
Capital lease obligations	—	233	198	—	—	431
Operating leases	—	2,883	5,846	2,318	—	11,047
Total contractual obligations	$462,302	$23,072	$6,044	$2,318	$—	$493,736

(1) We cannot reasonably estimate the future payments due by year as our loss and LAE reserves do not have contractual maturity dates and the timing of future payments and final settlement of claims is subject to significant uncertainty.

There was no material change in any of our contractual obligations outside the ordinary course of our business during the three months ended March 31, 2005. Our loss and loss adjustment expense reserves, debt and capital lease obligations are currently reflected in our March 31, 2005 and 2004 balance sheets under GAAP.

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Approved Rules are successfully appealed by Commerce or one or more of our other competitors, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC, such as those set forth under the caption “Risk Factors” in our prospectus in the registration statement on Form S-1 filed with the SEC on November 22, 2002.

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

	As of March 31, 2005
	-100 Basis Point Change	No Change	+100 Basis Point Change
Estimated fair value	$698,395	$670,501	$641,327
Estimated increase (decrease) in fair value	$27,894	—	$(29,174)

An important market risk for all of our outstanding long-term debt is interest rate risk. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. At March 31, 2005 we had $19,956 of debt outstanding under our credit facility at a variable rate of 4.3%. A 2.0% change in the prevailing interest rate on our variable rate debt would result in interest expense fluctuating approximately $400 for 2005, assuming that all of such debt is outstanding for the entire year.

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

Item 4.   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are adequate and effective and ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings - Please see “Item 1 – Financial Statements - Note 7, Commitments and Contingencies.”

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

Date: May 10, 2005

	By:	/s/ WILLIAM J. BEGLEY, JR.

William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit Number	Description

11	Statement re: Computation of Per Share Earnings. (1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)                                                              Not included herein as the information can be calculated from the face of the Consolidated Statements of Operations (see page 4).

(2)                                                              Included herein.