Form 10-Q
period 2005-06-30
SAFETY INSURANCE GROUP INC
filed 2005-08-09
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005, there were 15,734,937 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets at June 30, 2005 (Unaudited) and December 31, 2004
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)
Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2005 and 2004 (Unaudited)
Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (Unaudited)
Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary and Overview
Critical Accounting Policies and Estimates
Results of Operations — Three and Six Months Ended June 30, 2005 and 2004
Liquidity and Capital Resources
Forward-Looking Statements

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURE

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $663,078 and $650,159)	$673,766	$663,509
Equity securities, at fair value (cost: $2,036 and $1,037)	2,076	1,087
Total investment securities	675,842	664,596
Cash and cash equivalents	170,002	155,673
Accounts receivable, net of allowance for doubtful accounts	170,622	150,451
Accrued investment income	7,228	7,008
Receivable from reinsurers related to paid loss and loss adjustment expenses	20,778	18,980
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	83,957	84,167
Prepaid reinsurance premiums	42,202	43,402
Deferred policy acquisition costs	49,599	42,919
Deferred income taxes	14,943	12,679
Equity and deposits in pools	45,890	23,678
Other assets	2,136	2,892
Total assets	$1,283,199	$1,206,445

Liabilities
Loss and loss adjustment expense reserves	$462,729	$450,897
Unearned premium reserves	378,034	337,786
Accounts payable and accrued liabilities	25,637	43,684
Taxes payable	4,021	3,509
Outstanding claims drafts	19,913	16,832
Payable to reinsurers	30,993	16,990
Payable for securities purchased	—	10,972
Capital lease obligations	376	485
Debt	19,956	19,956
Total liabilities	941,659	901,111

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 15,729,137 and 15,500,052 shares issued and outstanding , respectively	157	155
Additional paid-in capital	118,004	114,070
Accumulated other comprehensive income, net of taxes	6,973	8,709
Retained earnings	216,406	182,400
Total shareholders’ equity	341,540	305,334
Total liabilities and shareholders’ equity	$1,283,199	$1,206,445

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earned premiums	$156,514	$146,584	$312,930	$290,510
Net investment income	7,653	6,633	15,112	13,456
Net realized (losses) gains on investments	(11)	87	396	604
Finance and other service income	3,977	3,855	7,946	7,600
Total revenue	168,133	157,159	336,384	312,170

Losses and loss adjustment expenses	93,802	105,615	203,972	216,927
Underwriting, operating and related expenses	39,975	36,454	76,566	70,440
Interest expenses	225	159	448	312
Total expenses	134,002	142,228	280,986	287,679

Income before income taxes	34,131	14,931	55,398	24,491
Income tax expense	10,885	4,651	17,650	7,841
Net income	$23,246	$10,280	$37,748	$16,650

Earnings per weighted average common share:
Basic	$1.49	$0.67	$2.43	$1.09
Diluted	$1.46	$0.66	$2.38	$1.08

Cash dividends paid per common share	$0.12	$0.10	$0.24	$0.20

Weighted average number of common shares outstanding:
Basic	15,583,473	15,269,475	15,512,120	15,264,879
Diluted	15,874,315	15,467,370	15,845,024	15,441,924

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated	Promissory
			Other	Notes
		Additional	Comprehensive	Receivable		Total
	Common	Paid-in	Income/(Loss),	From	Retained	Shareholders’
	Stock	Capital	Net of Taxes	Management	Earnings	Equity
Balance at December 31, 2003	$153	$111,074	$12,650	$(34)	$144,177	$268,020
Net income, Janury 1 to June 30, 2004					16,650	16,650
Payments on promissory notes from management				34		34
Other comprehensive loss, net of deferred federal income taxes			(10,505)			(10,505)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	390				391
Dividends paid					(3,053)	(3,053)
Balance at June 30, 2004	$154	$111,464	$2,145	$—	$157,774	$271,537

			Accumulated
			Other
		Additional	Comprehensive		Total
	Common	Paid-in	Income/(Loss),	Retained	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Equity
Balance at December 31, 2004	$155	$114,070	$8,709	$182,400	$305,334
Net income, January 1 to June 30, 2005				37,748	37,748
Other comprehensive loss, net of deferred federal income taxes			(1,736)		(1,736)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	2	3,934			3,936
Dividends paid				(3,742)	(3,742)
Balance at June 30, 2005	$157	$118,004	$6,973	$216,406	$341,540

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$23,246	$10,280	$37,748	$16,650

Other comprehensive income (loss), net of tax:
Change in unrealized holding gains, net of tax expense (benefit) of $3,131, $(7,651), $(796) and $(5,445)	5,813	(14,209)	(1,479)	(10,112)
Reclassification adjustment for gains included in net income, net of tax expense (benefit) of $3, $(30), $(139), and $(211)	8	(57)	(257)	(393)

Unrealized gains (losses) on securities available for sale	5,821	(14,266)	(1,736)	(10,505)

Comprehensive income (loss)	$29,067	$(3,986)	$36,012	$6,145

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$37,748	$16,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	4,177	4,041
Benefit for deferred income taxes	(1,330)	(730)
Gains on sale of fixed assets	—	(4)
Net realized gains on investments	(396)	(604)
Changes in assets and liabilities:
Accounts receivable	(20,171)	(24,927)
Accrued investment income	(220)	297
Receivable from reinsurers	(1,588)	19,018
Prepaid reinsurance premiums	1,200	(9,382)
Deferred policy acquisition costs	(6,680)	(5,695)
Other assets	(21,287)	(9,111)
Loss and loss adjustment expense reserves	11,832	38,013
Unearned premium reserves	40,248	55,896
Accounts payable and accrued liabilities	(18,047)	(14,324)
Payable to reinsurers	14,003	(10,272)
Other liabilities	4,747	(561)
Net cash provided by operating activities	44,236	58,305

Cash flows from investing activities:
Fixed maturities purchased	(57,485)	(43,276)
Equity securities purchased	(1,132)	—
Proceeds from sales of fixed maturities	25,673	43,504
Proceeds from maturities of fixed maturities	4,975	7,520
Proceeds from sales of equity securities	134	—
Fixed assets purchased	(494)	(154)
Proceeds from sales of fixed assets	—	4
Net cash (used for) provided by investing activities	(28,329)	7,598

Cash flows from financing activities:
Payments on promissory notes from management	—	34
Proceeds from exercises of stock options	2,164	287
Dividends paid to shareholders	(3,742)	(3,053)
Net cash used for financing activities	(1,578)	(2,732)

Net increase in cash and cash equivalents	14,329	63,171
Cash and cash equivalents at beginning of year	155,673	26,284
Cash and cash equivalents at end of period	$170,002	$89,455

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

The financial information as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2005.

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

2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. (“FAS”) 123R (revised 2004), “Share-Based Payment”. This statement requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. FAS 123R replaces FAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees”.  In April 2005, the SEC postponed the effective date of FAS 123R until the fiscal year beginning after June 15, 2005.  The Company is currently evaluating the effects of FAS 123R.

3.  Earnings Per Weighted Average Common Share

                Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted EPS are calculated by dividing net income by the weighted average number of basic common shares outstanding and the net effect of potentially dilutive common shares. At June 30, 2005 and 2004, the Company’s potentially dilutive instruments consisted of common shares under options of  611,295 and 858,857, respectively, and common shares under restriction of 105,960 and 70,271, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Earnings per weighted average common share:
Basic	$1.49	$0.67	$2.43	$1.09
Diluted	$1.46	$0.66	$2.38	$1.08

Weighted average number of common shares outstanding:
Basic	15,583,473	15,269,475	15,512,120	15,264,879
Effect of dilutive securities:
Stock options	268,642	192,215	311,252	173,986
Restricted stock	22,200	5,680	21,652	3,059
Diluted	15,874,315	15,467,370	15,845,024	15,441,924

Diluted EPS excludes stock options with exercise prices greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. For the three and six month periods ended June 30, 2005, there were 78,000 anti-dilutive stock options. There were no anti-dilutive stock options for the three and six month periods ended June 30, 2004.

4.  Stock-Based Compensation

On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (“the Incentive Plan”).  The Incentive Plan provides for a variety of awards, including nonqualified stock options (“NQSOs”), stock appreciation rights and restricted stock (“RS”) awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000. At June 30, 2005, there were 169,559 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

                There were no grants made under the Incentive Plan during the quarter ended June 30, 2005.  A summary of stock-based awards granted under the Incentive Plan during the six months ended June 30, 2005 is as follows:

Type of		Number of	Per Share
Equity		Awards	Exercise Price(1)				Expiration
Awarded	Effective Date	Granted	or Fair Value(2)		Vesting Terms		Date
NQSOs	March 16, 2005	78,000	35.23	(1)	5 years, 20% annually		March 16, 2015
RS	March 16, 2005	56,770	35.23	(2)	3 years, 30, 30, 40%		N/A
RS	March 16, 2005	4,000	35.23	(2)	No vesting period	(3)	N/A

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

                The following table summarizes stock option activity under the Incentive Plan:

	Six Months Ended June 30,
	2005		2004
	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average
	Option	Exercise Price	Option	Exercise Price
Outstanding at beginning of year	711,410	$13.60	771,000	$12.59
Granted during the period	78,000	35.23	111,000	18.50
Exercised during the period	(168,315)	12.85	(23,143)	12.42
Forfeited during the period	(9,800)	24.37	—	—
Outstanding at end of current quarter	611,295	16.39	858,857	13.36

The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $35.23 at June 30, 2005 and $12.00 to $18.50 at June 30, 2004.

                The following table summarizes restricted stock activity under the Incentive Plan:

	Six Months Ended June 30,
	2005		2004
	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	70,271	$18.50	—	$—
Granted during the period	60,770	35.23	70,271	18.50
Vested and unrestricted during the period	(21,081)	18.50	—	—
Forfeited during the period	—	—	—	—
Outstanding at end of current quarter	109,960	27.75	70,271	18.50

                The Company has adopted the accounting for the Incentive Plan under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees”, as allowed by FAS 123 and as amended by FAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.  No stock-based employee compensation cost related to stock options is reflected in net income, as all stock options granted under this plan had an exercise price equal to the market value of the underlying common stock on the effective date of grant.

                The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of FAS 123 to these stock options.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$23,246	$10,280	$37,748	$16,650
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(143)	(118)	(285)	(218)
Net income, proforma	$23,103	$10,162	$37,463	$16,432

Earnings per weighted average share:
Basic, as reported	$1.49	$0.67	$2.43	$1.09
Basic, pro forma	$1.48	$0.67	$2.42	$1.08
Diluted, as reported	$1.46	$0.66	$2.38	$1.08
Diluted, proforma	$1.45	$0.66	$2.37	$1.07

                The fair value of stock options used to compute pro forma net income and earnings per share disclosures for the three and six months ended June 30, 2005 and 2004 is the estimated fair value at grant effective date using the Black-Scholes option-pricing model with the following assumptions:

	Three and Six Months
	Ended June 30,
	2005	2004
Dividend yield	1.36 - 2.52%	1.95 - 2.52%
Expected volatility	.20 - .31	.20 - .28
Risk-free interest rate	3.23 - 4.35%	3.23 - 4.07%
Expected holding period (in years)	7	7

5.  Investments

                The gross unrealized appreciation (depreciation) of investments in fixed maturities securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, was as follows:

	June 30, 2005
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$123,078	$514	$(1,210)	$122,382
Obligations of states and political subdivisions	323,518	7,914	(1,467)	329,965
Asset-backed securities	89,731	940	(295)	90,376
Corporate and other securities	126,751	4,710	(418)	131,043
Subtotal, fixed maturity securities	663,078	14,078	(3,390)	673,766
Equity securities	2,036	40	—	2,076
Totals	$665,114	$14,118	$(3,390)	$675,842

(1)                                  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $114,907 at amortized cost and $114,170 at estimated fair value as of June 30, 2005. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

                The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2005
	Amortized Cost	Fair Value
Due in one year or less	$18,580	$18,551
Due after one year through five years	143,734	144,496
Due after five years through ten years	210,004	216,311
Due after ten years through twenty years	66,795	68,713
Due after twenty years	19,327	21,149
Asset-backed securities	204,638	204,546
Totals	$663,078	$673,766

                Gross gains of $0 and $184 and gross losses of $11 and $97 were realized on sales of fixed maturities for the three months ended June 30, 2005 and 2004, respectively.  There were no gross gains or losses realized on sales of equity securities for the three months ended June 30, 2005. Gross gains of $412 and $745 and gross losses of $16 and $141 were realized on sales of fixed maturities for the six months ended June 30, 2005 and 2004, respectively. Gross gains of $1 and gross losses of $0 were realized on sales of equity securities for the six months ended June 30, 2005.  There were no realized gains or losses on the sale of equity securities for the six months ended June 30, 2004.  Proceeds from fixed maturities maturing were $4,975 and $7,520 for the six months ended June 30, 2005 and 2004, respectively.

                The following tables illustrate the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position.

	June 30, 2005
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$42,485	$164	$42,164	$1,046	$84,649	$1,210
Obligations of states and political subdivisions	23,153	182	90,163	1,285	113,316	1,467
Asset-backed securities	35,022	146	12,052	149	47,074	295
Corporate and other securities	16,653	110	15,358	308	32,011	418
Total temporarily impaired securities	$117,313	$602	$159,737	$2,788	$277,050	$3,390

                The Company’s investment portfolio included 117 securities in an unrealized loss position at June 30, 2005. The Company’s methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery of its costs.

                During the three and six months ended June 30, 2005 and 2004, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

                As of June 30, 2005, the Company’s fixed income securities portfolio was comprised entirely of investment grade securities as defined by Moody’s Investor Services, Inc., Standard and Poor’s, and the Securities Valuation Office of the National Association of Insurance Commissioners.

Net Investment Income

                The components of net investment income were as follows:

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2005	2004	2005	2004
Interest and dividends on fixed maturities	$6,949	$6,749	$13,922	$13,734
Dividends on equity securities	9	—	11	—
Interest on cash and cash equivalents	960	135	1,705	224
Total investment income	7,918	6,884	15,638	13,958
Investment expenses	265	251	526	502
Net investment income	$7,653	$6,633	$15,112	$13,456

6.   Loss and Loss Adjustment Expense (“LAE”) Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated:

	Six Months Ended June 30,
	2005	2004
Reserves for losses and LAE, beginning of year	$450,897	$383,551
Less reinsurance recoverable on unpaid losses and LAE	(84,167)	(73,539)
Net reserves for losses and LAE, beginning of year	366,730	310,012
Incurred losses and LAE, related to:
Current year	221,205	216,927
Prior years	(17,233)	—
Total incurred losses and LAE	203,972	216,927
Paid losses and LAE related to:
Current year	116,181	99,765
Prior years	75,749	86,071
Total paid losses and LAE	191,930	185,836
Net reserves for losses and LAE, end of second quarter	378,772	341,103
Plus reinsurance recoverables on unpaid losses and LAE	83,957	80,461
Reserves for losses and LAE, end of second quarter	$462,729	$421,564

   At the end of each period, the reserves were re-estimated for all prior accident years. Primarily due to an improvement in Commonwealth Automobile Reinsurers (“CAR”) results, the Company’s prior year reserves decreased by $17,233 for the six months ended June 30, 2005. There was no change in the Company’s prior year reserves for the six months ended June 30, 2004.  The decrease in prior year reserves during the 2005 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is composed of a reduction of $12,583 in CAR assumed reserves and a reduction of $4,650 in the Company’s automobile reserves.   It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

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

8. Debt

                Concurrent with the closing of the Company’s November 27, 2002 initial public offering, the Company obtained a new $30,000 revolving credit facility. Bank of America was the lender under this credit facility.  Under an agreement effective on June 17, 2005, Bank of America assigned the $30,000 credit facility to Citizens Bank of Massachusetts.  Under a June 17, 2005 amendment to the credit facility, the maturity date was extended to June 17, 2008.  Other terms of the revolving credit facility remain unchanged.

9. Income Taxes

Federal income tax expense for the six months ended June 30, 2005 and 2004 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company’s federal income tax returns for the tax periods ended December 31, 2003, 2002, and 2001 are currently under examination by the Internal Revenue Service.  The examination is nearing completion.    The Company continues to believe that adequate tax liabilities have been established for all years although the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised.  However, the Company believes that the settlement of the examination should not have a material impact on the annual results of operations of the Company.  Tax years prior to 2001 are closed.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto, which appear elsewhere in this document. In this discussion, all dollar amounts are presented in thousands, except share and per share data.

                The following discussion contains forward-looking statements. We intend statements which are not historical in nature to be, and are hereby identified as “forward-looking statements” to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, the Company’s senior management may make forward-looking statements orally to analysts, investors, the media and others. This safe harbor requires that we specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of us. We cannot promise that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from and worse than our expectations. See “Forward-Looking Statements” on page 31 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

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

Massachusetts Automobile Insurance Market

                We are subject to the extensive regulation of the private passenger automobile insurance industry in Massachusetts, which represented 81.0% of our direct written premiums in 2004. Owners of registered automobiles in Massachusetts are required to maintain minimum automobile insurance coverages. We are required to participate in a state-mandated reinsurance program run by Commonwealth Automobile Reinsurers (“CAR”) to which we cede certain unprofitable risks and from which we are allocated a portion of the overall losses.  As a servicing carrier of CAR, we are required to issue a policy to all qualified applicants.  This program operates at an underwriting deficit. This deficit is allocated among every Massachusetts automobile insurance company, including us, based on a complex formula that takes into consideration a company’s voluntary market share, the rate at which it cedes business to CAR, and the company’s utilization of a credit system CAR has designed to encourage carriers to reduce their use of CAR. In addition, based on our market share, we are assigned certain licensed producers by CAR that have been unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs.

                On April 29, 2004, the Governor of Massachusetts (the “Governor”) announced the formation of a bipartisan task force charged with reviewing potential changes to the Massachusetts personal automobile insurance system that, according to the Governor’s announcement, “will open the door to more competition, move to a rate-setting system that is more in line with the rest of the country, examine the costs and benefits of our current “no fault” claims process, crack down on fraud and eliminate the subsidy that good drivers pay for bad drivers.” The Governor also announced “that the Division of Insurance has taken the first steps toward reform by pushing for changes in the distribution of losses generated by high-risk drivers.” As a result, in a letter to CAR dated April 29, 2004, the Massachusetts Insurance Commissioner (the “Commissioner”) directed CAR to materially change the operation of the residual market in Massachusetts, including the formula by which CAR’s deficit is allocated and the manner in which policies produced by ERPs are assigned to insurers.

                On December 31, 2004, the Commissioner approved new rules for CAR, which became effective on January 1, 2005 (the “Approved Rules”).  On January 14, 2005, we filed, on Form 8-K, an estimate of the financial impact the Approved Rules may have on us and we stated that a lawsuit had been filed in Suffolk Superior Court by Commerce Insurance Company against the Commissioner that seeks an order permanently enjoining implementation and/or enforcement of the Approved Rules.  Certain ERPs, Arbella Mutual Insurance Company and the Center for Insurance Research intervened as plaintiffs and CAR intervened as a defendant in this lawsuit.  On June 20, 2005, the Massachusetts Superior Court ruled that the Commissioner lacked the statutory authority to implement the Approved Rules and ordered them vacated.  As a result, the Approved Rules will not go into effect.

                CAR annually approves the rules that set the value of credits and the cost to cede business.  On March 9, 2005, CAR approved rules for the operation of the residual market for 2005 (the “2005 Rules”). CAR filed the 2005 Rules with the Commissioner on March 29, 2005, and a hearing to consider the 2005 Rules was held on May 31, 2005.  The hearing record was held open until July 29, 2005.  The 2005 Rules revise the value of credits based on the actual rate subsidies contained in the Commissioner’s rate decision, and reduce the cost for ceding high loss ratio ERP business to CAR. The 2005 Rules would reduce the penalty in the current rules for ceding high loss ratio ERP business to CAR, and would therefore result in a reduction of the expense we incur because of our disproportionate share of high loss ratio ERP business. At the present time, we are unable to predict whether the Commissioner will approve the 2005 Rules.

                On June 1, 2005, the Governor filed legislation that would introduce more competition into the Massachusetts automobile insurance marketplace, reduce rates for good drivers, target fraud and excessive personal injury costs, and allow insurers rate flexibility.  At this time we are unable to predict whether the Governor’s legislation will be approved.

                Each year, the Commissioner sets maximum premium rates that may be charged and minimum commissions that must be paid to agents for private passenger automobile insurance. The Commissioner announced on December 15, 2004, a 1.7% statewide average private passenger automobile insurance rate decrease for 2005, compared to a 2.5% increase for 2004. Coinciding with the 2005 rate decision, the Commissioner also approved a 10.9% commission rate agents receive for selling private passenger automobile insurance, as a percentage of premiums, compared to a commission rate of 10.5% in 2004.

                While state-mandated average maximum private passenger automobile insurance rates decreased 1.7% for 2005, our average premium per automobile exposure in the six months ended June 30, 2005 increased from the six months ended June 30, 2004 by approximately 0.5%. This increase was primarily the result of purchases of new automobiles by our insureds. We believe that the continued benefits of our rate pursuit initiative, which validates insured rating classifications and discount eligibility, contributed to the increase in our average premiums received per automobile exposure. The table below shows average Massachusetts-mandated private passenger automobile premium rate changes and changes in our average premium per automobile exposure from 1996-2005.

Massachusetts Private Passenger Rate Decisions

	State Mandated	Safety Change in
	Average Rate	Average Premium per
Year	Change(1)	Automobile Exposure(2)
2005	-1.7%	0.5%
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	-8.3%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	-4.0%	2.8%
1997	-6.2%	-5.1%
1996	-4.5%	-7.7%

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

•                    Certain assets are included in the consolidated balance sheets whereas, under SAP, such assets are designated as “nonadmitted assets” and charged directly against statutory surplus. These assets consist primarily of premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements and prepaid expenses.

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

                Our SAP insurance ratios are outlined in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Statutory Ratios
Loss ratio	59.9%	72.0%	65.2%	74.6%
Expense ratio	24.7%	23.6%	23.3%	22.4%
Combined ratio	84.6%	95.6%	88.5%	97.0%

                Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

                Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
GAAP ratios
Loss ratio	59.9%	72.1%	65.2%	74.7%
Expense ratio	25.5%	24.9%	24.5%	24.2%
Combined ratio	85.4%	97.0%	89.7%	98.9%

Stock-Based Compensation

                On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (“the Incentive Plan”).  The Incentive Plan provides for a variety of awards, including nonqualified stock options (“NQSOs”), stock appreciation rights and restricted stock (“RS”) awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000. At June 30, 2005 there were 169,559 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants made under the Incentive Plan during the six months ended June 30, 2005 are as follows:

Type of		Number of	Per Share
Equity		Awards	Exercise Price(1)
Awarded	Effective Date	Granted	or Fair Value(2)		Vesting Terms	Expiration Date
NQSOs	March 16, 2005	78,000	35.23	(1)	5 years, 20% annually	March 16, 2015
RS	March 16, 2005	56,770	35.23	(2)	3 years, 30, 30, 40%	N/A
RS	March 16, 2005	4,000	35.23	(2)	No vesting period (3)	N/A

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

Reinsurance

                We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. As of January 1, 2005 our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $250,000. This catastrophe reinsurance protects us in the event of a “426-year storm” (that is, a storm of a severity expected to occur once in a 426-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior). All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better. We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. As of June 30, 2005, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

Critical Accounting Policies and Estimates

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

                In accordance with industry practice, we also maintain reserves for estimated losses incurred but not yet reported (“IBNR”). IBNR reserves are determined in accordance with commonly accepted actuarial reserving techniques on the basis of our historical information and experience. We review and make adjustments to incurred but not yet reported reserves quarterly.

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

Management determines the company’s loss and LAE reserves estimate based upon the work of the company’s actuaries and management’s own assessment of reasonable reserves. A reasonable estimate is derived primarily by considering a range of indications calculated by the company’s actuaries using generally accepted actuarial techniques. Our key assumptions are the ultimate frequency and severity of claims, based upon the most recent ten years of claims reported to the company and the data CAR reports to us to calculate our share of the residual market, as of the date of the applicable balance sheet. For each accident year and each coverage within a line of business our actuaries calculate reserve ranges using actuarial techniques such as:

•                  Paid Loss Indications: This method projects ultimate loss estimates based upon extrapolations of historic paid loss trends. This method tends to be used on short tail lines such as automobile physical damage.

•                  Incurred Loss Indications: This method projects ultimate loss estimates based upon extrapolations of historic incurred loss trends. This method tends to be used on long tail lines of business such as automobile liability and homeowner’s liability.

•                  Bornhuetter-Ferguson Indications: This method projects ultimate loss estimates based upon extrapolations of an expected amount of IBNR, which is added to current incurred losses or paid losses.  This method tends to be used on small, immature, or volatile lines of business, such as our BOP and umbrella lines of business.

•                  Bodily Injury Code Indications: This method projects ultimate loss estimates for our private passenger and commercial automobile bodily injury coverage based upon extrapolations of the historic number of accidents and the historic number of bodily injury claims per accident. Projected ultimate bodily injury claims are then segregated into expected claims by type of injury (e.g. soft tissue injury vs. hard tissue injury) based on past experience.  An ultimate severity, or average paid loss amounts, is estimated based upon extrapolating historic trends. Projected ultimate loss estimates using this method are the aggregate of estimated losses by injury type.

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonable possible estimations for net reserves of approximately $345,618 to $390,189 as of June 30, 2005. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. The following table presents the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2005.

Range of Net Reserves for Losses and LAE as of June 30, 2005

Line of Business	Low	Recorded	High
Private Passenger Auto	$268,273	$291,933	$300,499
Commercial Auto	46,159	50,191	52,208
Homeowners	25,414	29,689	30,245
All Other	5,772	6,959	7,237
Total	$345,618	$378,772	$390,189

The Company’s net loss and LAE reserves, based on management’s best estimate, were set at $378,772 as of June 30, 2005, slightly higher than the midpoint of the aggregate range. For our private passenger and commercial lines of business we recorded reserves slightly higher than the mid-point of the range due to our stable long-term trends in frequency and severity.  For our Homeowners and All Other lines of business, due to the relatively short time we have been writing these lines of business, and the resulting immature data available for our analysis, we recorded reserves closer to the high of the range of projections.

The following table presents information by line of business for our net reserves for losses and LAE as of June 30, 2005.

Net Reserves for Losses and LAE

Line of Business	Direct less Ceded	Assumed	Net
Private Passenger Auto	$204,350
CAR assumed Private Passenger		$87,583
Net Private Passenger Auto			$291,933
Commercial Auto	35,262
CAR assumed Commercial Auto		14,929
Net Commercial Auto			50,191
Homeowners	21,491
FAIR Plan assumed Homeowners		8,198
Net Homeowners			29,689
All Other	6,959		6,959
Total Net Reserves for Losses and LAE	$268,062	$110,710	$378,772

CAR Loss and Loss Adjustment Expense Reserves

We are a participant in CAR and assume a significant portion of losses and LAE on business ceded by the industry participants to CAR. We estimate reserves for assumed losses and LAE that have not yet been reported to us by CAR. Our estimations are based upon the same factors we use for our own reserves, plus additional factors due to the nature of and the information we receive from CAR.

The CAR deficit, which consists of premium ceded to CAR less CAR losses and LAE, are allocated amongst every automobile insurance company writing business in Massachusetts based on a complex formula (the “Participation Ratio”) that takes into consideration a company’s voluntary market share, the amount of business it cedes to CAR and credits the company earns under a system CAR has designed to encourage carriers to voluntarily write business in selected under-priced classes and territories.

We receive a Settlement of Balances report from CAR that reports our share of CAR premium, losses and LAE, on a lagged basis, 75 days after the end of every quarter. CAR-published financial data is always at least one quarter behind the financial data we report. For example, when we reported our financial results for the year ended December 31, 2004, we had nine months of reported 2004 CAR financial data, and we had to estimate what CAR would report to us for the last three months of the year.

We receive our final calendar year Participation Ratio report from CAR eight months after the end of that year, and thus we have to estimate for six quarters our share of the CAR deficit. For example, for the year ended December 31, 2004 we have to estimate our 2004 policy year CAR Participation Ratio beginning with the first quarter of 2004 through the second quarter of 2005.

Because of the lag in CAR estimates, and in order to try to validate to the extent possible the information CAR does provide, we must try to estimate the effects of the actions of our competitors in order to establish our Participation Ratio. Before final Participation Ratios are available, we estimate the size of CAR, and the resulting deficit based on historical analysis of CAR results, and estimations of our competitors’ current cession strategies. Even after our final Participation Ratio is available from CAR, we must continue to estimate the size of CAR, and the resulting deficit based upon data published by CAR and our own continuing analysis. As a result, changes in our reserves for CAR may continue to occur until all claims are finally settled. The Loss Reserving Committee at CAR meets 70 days after the end of each quarter to estimate the CAR deficit for all active policy years and publishes estimations, which we use to estimate our share of the deficit.  The estimation that CAR calculates is based on data it collects from 19 servicing carriers which settle, reserve and report claims using a variety of methods. Any delays or errors in the collection of this data could have a significant impact on the accuracy of CAR’s estimations.

Although we rely to a significant extent in setting our reserves on the information CAR provides, we are cautious in our use of that information, both because of the delays described above and because the CAR estimates incorporate data CAR receives from all the other CAR servicing carriers in Massachusetts.  We do not have direct access to that data or firsthand knowledge of how those carriers are currently conducting their operations.  As a result, we are cautious in recording CAR reserves for the calendar years that we have to estimate our Participation Ratio and these reserves are subject to significant judgments and estimates.

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the six months ended June 30, 2005 a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $3,129. Each 1 percentage point change in the loss and loss expense ratio would have a $2,034 effect on net income, or $0.13 per diluted share.

Our assumptions assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our key assumptions could have a reasonable possible range of plus or minus 5 percentage-points for each estimation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our Direct minus Ceded loss and LAE reserves and net income for the six months ended June 30, 2005. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent		+1 Percent
	Change in	No Change in	Change in
	Frequency	Frequency	Frequency
Private Passenger Automobile Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated increase (decrease) in reserves	$(4,087)	$(2,044)	$—
Estimated increase (decrease) in net income	2,657	1,328	—
No Change in Severity
Estimated increase (decrease) in reserves	(2,044)	—	2,044
Estimated increase (decrease) in net income	1,328	—	(1,328)
+1 Percent Change in Severity
Estimated increase (decrease) in reserves	—	2,044	4,087
Estimated increase (decrease) in net income	—	(1,328)	(2,657)

Commercial Automobile Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated increase (decrease) in reserves	(705)	(353)	—
Estimated increase (decrease) in net income	458	229	—
No Change in Severity
Estimated increase (decrease) in reserves	(353)	—	353
Estimated increase (decrease) in Net Income	229	—	(229)
+1 Percent Change in Severity
Estimated increase (decrease) in reserves	—	353	705
Estimated increase (decrease) in net income	—	(229)	(458)

Homeowners Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated increase (decrease) in reserves	(430)	(215)	—
Estimated increase (decrease) in net income	279	140	—
No Change in Severity
Estimated increase (decrease) in reserves	(215)	—	215
Estimated increase (decrease) in net income	140	—	(140)
+1 Percent Change in Severity
Estimated increase (decrease) in reserves	—	215	430
Estimated increase (decrease) in net income	—	(140)	(279)

All Other Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated increase (decrease) in reserves	(139)	(70)	—
Estimated increase (decrease) in net income	90	45	—
No Change in Severity
Estimated increase (decrease) in reserves	(70)	—	70
Estimated increase (decrease) in net income	45	—	(45)
+1 Percent Change in Severity
Estimated increase (decrease) in reserves	—	70	139
Estimated increase (decrease) in net income	—	(45)	(90)

Our estimated share of CAR loss and LAE reserves is based on assumptions about our Participation Ratio, the size of CAR, and the resulting deficit (similar assumptions apply with respect to the FAIR Plan).  Our assumptions assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our CAR reserves. Our assumptions could have a reasonable possible range of plus or minus 5 percentage-points for each estimation.  The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2005. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Estimation	Estimation	Estimation
CAR Assumed Private Passenger Automobile
Estimated increase (decrease) in reserves	$(876)	$—	$876
Estimated increase (decrease) in net income	569	—	(569)
CAR Assumed Commercial Automobile
Estimated increase (decrease) in reserves	(149)	—	149
Estimated increase (decrease) in Net Income	97	—	(97)
FAIR Plan Assumed Homeowners
Estimated increase (decrease) in reserves	(82)	—	82
Estimated increase (decrease) in Net Income	53	—	(53)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Primarily due to an improvement in CAR results, our prior year reserves decreased by $17,233 for the six months ended June 30, 2005 as compared to no change for the six months ended June 30, 2004. This decrease in our prior year reserves resulted from re-estimations of prior year ultimate loss and LAE liabilities and is composed of a reduction of $12,583 in CAR assumed reserves and a reduction of $4,650 in our automobile reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

   The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the six months ended June 30, 2005. Each accident year represents all claims for an annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

Prior Year Net Loss and LAE Reserve Development Summary

Accident	Private Passenger	Commercial
Year	Automobile	Automobile	Homeowners	All Other	Total
1995 & Prior	$—	$—	$—	$—	$—
1996	—	—	—	—	—
1997	—	—	—	—	—
1998	—	—	—	—	—
1999	—	—	—	—	—
2000	(20)	(2)	(41)	(3)	(66)
2001	16	4	(25)	(6)	(11)
2002	(1,844)	(107)	(747)	(10)	(2,708)
2003	(2,555)	(2)	(502)	(3)	(3,062)
2004	(11,608)	(1,115)	1,145	192	(11,386)
All Prior Years	$(16,011)	$(1,222)	$(170)	$170	$(17,233)

The table above reflects all of our business.  To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market). The following table presents information by line of business for prior year development of direct minus ceded reserves for losses and LAE for the six months ended June 30, 2005; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

Prior Year Direct minus Ceded Loss and LAE Reserve Development Summary

	Retained	Retained
Accident	Private Passenger	Commercial	Retained	Retained
Year	Automobile	Automobile	Homeowners	All Other	Total
1995 & Prior	$—	$—	$—	$—	$—
1996	—	—	—	—	—
1997	—	—	—	—	—
1998	—	—	—	—	—
1999	—	—	—	—	—
2000	(20)	(2)	(41)	(3)	(66)
2001	16	4	(25)	(6)	(11)
2002	(1,567)	(86)	(747)	(10)	(2,410)
2003	(66)	69	(502)	(3)	(502)
2004	(2,208)	(790)	1,145	192	(1,661)
All Prior Years	$(3,845)	$(805)	$(170)	$170	$(4,650)

The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the six months ended June 30, 2005.

Prior Year Assumed Loss and LAE Reserve Development Summary

	CAR Assumed	CAR Assumed
Accident	Private Passenger	Commercial	FAIR Plan
Year	Automobile	Automobile	Homeowners	All Other	Total
1995 & Prior	$—	$—	$—	$—	$—
1996	—	—	—	—	—
1997	—	—	—	—	—
1998	—	—	—	—	—
1999	—	—	—	—	—
2000	—	—	—	—	—
2001	—	—	—	—	—
2002	(277)	(21)	—	—	(298)
2003	(2,489)	(71)	—	—	(2,560)
2004	(9,400)	(325)	—	—	(9,725)
All Prior Years	$(12,166)	$(417)	$—	$—	$(12,583)

Our private passenger automobile line of business prior year reserves decreased by $16,011 for the six months ended June 30, 2005. The decrease was primarily due to improved assumed CAR results for the private passenger automobile pool for the 2004 accident year of $9,400 and for the 2003 accident year of $2,489. The improved CAR results were due primarily to improved CAR private passenger loss ratios for 2004 and 2003 as published and reported by the CAR Loss Reserving Committee at the June 1, 2005 meeting, as compared to the published results at the December 1, 2004 meeting. In addition we reduced our private passenger automobile bodily injury reserves for the 2002 and 2004 accident years by $1,567 and $2,208, respectively, due to better than previously estimated severity on our established case reserves during 2005.

Our commercial automobile line of business prior year reserves decreased by $1,222 for the six months ended June 30, 2005.  The decrease was primarily due to more favorable commercial automobile bodily injury severity than previously estimated on our established case reserves during 2005.

Our Homeowners line of business prior year reserves decreased by $170 for the six months ended June 30, 2005. The decrease was primarily due to better than previously estimated severity on property reserves on our established case reserves for 2002 and 2003 of $747 and $502, respectively, offset by increased severity on our established case reserves for 2004 of $1,145.

In estimating all our loss reserves, including CAR, we follow the guidance prescribed by Statement of Financial Accounting Standards (“FAS”) No. 60, “Accounting and Reporting by Insurance Enterprises” and FAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.”

                For further information, see “Results of Operations - Losses and Loss Adjustment Expenses.”

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

                For further information, see “Results of Operations - Net Realized Investment Losses.”

Results of Operations

                The following table shows certain of our selected financial results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Direct premiums written	$167,455	$161,551	$353,230	$342,134
Net premiums written	170,180	160,531	354,378	337,025
Net earned premiums	156,514	$146,584	312,930	$290,510
Net investment income	7,653	6,633	15,112	13,456
Net realized (losses) gains on investments	(11)	87	396	604
Finance and other service income	3,977	3,855	7,946	7,600
Total revenue	168,133	157,159	336,384	312,170
Losses and loss adjustment expenses	93,802	105,615	203,972	216,927
Underwriting, operating and related expenses	39,975	36,454	76,566	70,440
Interest expenses	225	159	448	312
Total expenses	134,002	142,228	280,986	287,679
Income before income taxes	34,131	14,931	55,398	24,491
Income tax expense	10,885	4,651	17,650	7,841
Net income	$23,246	$10,280	$37,748	$16,650

THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2004

                Direct Written Premiums.  Direct written premiums for the second quarter of 2005 increased by $5,904, or 3.7%, to $167,455 from $161,551 for the comparable 2004 period. Direct written premiums for the six months ended June 30, 2005 increased by $11,096, or 3.2%, to $353,230 from $342,134 for the comparable 2004 period. The 2005 increase occurred primarily in our personal automobile line, which experienced a 0.5% increase in average written premium and a 2.4% increase in written exposures. In addition, our commercial automobile line’s average written premium decreased by 1.6%, which was more than offset by a 7.7% increase in written exposures, and our homeowners line’s average written premium increased by 6.9%, which was partly offset by a 4.1% decrease in written exposure.

                Net Written Premiums.  Net written premiums for the second quarter of 2005 increased by $9,649, or 6.0%, to $170,180 from $160,531 for the comparable 2004. Net written premiums for the six months ended June 30, 2005 increased by $17,353, or 5.1%, to $354,378 from $337,025 for the comparable 2004 period.   These increases were primarily due to the factors that increased direct written premiums combined with a decrease in premiums ceded to CAR.

                Net Earned Premiums.  Net earned premiums for the second quarter of 2005 increased by $9,930, or 6.8%, to $156,514 from $146,584 for the comparable 2004 period. Net earned premiums for the six months ended June 30, 2005 increased by $22,420, or 7.7%, to $312,930 from $290,510 for the comparable 2004 period. These increases were primarily due the factors that increased direct written premiums combined with a decrease in premiums ceded to CAR.

                Net Investment Income.  Net investment income for the second quarter of 2005 was $7,653 compared to $6,633 for the comparable 2004 period. Net investment income for the six months ended June 30, 2005 was $15,112 compared to $13,456 for the comparable 2004 period. Average cash and investment securities (at amortized cost) increased by $108,476, or 15.4%, to $813,189 for the six months ended June 30, 2005 from $704,713 for the comparable 2004 period. This increase was due primarily to a $98,489 increase in average cash and cash equivalents. Net effective annualized yield on the investment portfolio decreased to 3.7% during the first six months of 2005 from 4.0% during 2004 due to management’s investment strategy to shorten the portfolio duration, shift to higher rated securities and increase tax-exempt holdings. Our duration decreased to 3.2 years at June 30, 2005 from 3.4 years at December 31, 2004.

                Net Realized Gains on Investments.  Net realized loss on investments was $11 for the second quarter of 2005 compared to a net realized gain of $87 for the second quarter of 2004.  Net realized gains on investments decreased to $396 for the six months ended June 30, 2005 from $604 for the comparable 2004 period.

                The gross unrealized appreciation (depreciation) of investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, was as follows:

	June 30, 2005
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$123,078	$514	$(1,210)	$122,382
Obligations of states and political subdivisions	323,518	7,914	(1,467)	329,965
Asset-backed securities	89,731	940	(295)	90,376
Corporate and other securities	126,751	4,710	(418)	131,043
Subtotal, fixed maturity securities	663,078	14,078	(3,390)	673,766
Equity securities	2,036	40	—	2,076
Totals	$665,114	$14,118	$(3,390)	$675,842

(1)                                  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $114,907 at amortized cost and $114,170 at estimated fair value as of June 30, 2005. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

                As of June 30, 2005, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody’s which received S&P ratings of AA/A or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

                The composition of our fixed income security portfolio by Moody’s rating was as follows:

	June 30, 2005
	Fair Value	Percent
U.S. Government and Government Agency Fixed Income Securities	$122,356	18.2%
Aaa/Aa	418,484	62.1%
A	83,999	12.4%
Baa	48,927	7.3%
Total	$673,766	100.0%

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

                The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2005.

	June 30, 2005
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$42,485	$164	$42,164	$1,046	$84,649	$1,210
Obligations of states and political subdivisions	23,153	182	90,163	1,285	113,316	1,467
Asset-backed securities	35,022	146	12,052	149	47,074	295
Corporate and other securities	16,653	110	15,358	308	32,011	418
Total temporarily impaired securities	$117,313	$602	$159,737	$2,788	$277,050	$3,390

                The unrealized losses recorded on the fixed maturity investment portfolio at June 30, 2005 resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

                Of the $3,390 gross unrealized losses as of June 30, 2005, $2,677 relates to fixed maturity obligations of states and political subdivisions and U.S. government agencies. The remaining $713 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate and other fixed maturity securities.

                During the three and six months ended June 30, 2005 and 2004, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

                Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned.  Finance and other service income increased by $122, or 3.2%, to $3,977 for the second quarter of 2005 from $3,855 for the comparable 2004 period.  Finance and other service income increased by $346, or 4.6%, to $7,946 for the six months ended June 30, 2005 from $7,600 for the comparable 2004 period. This resulted from increases in premium installment billing fees primarily due to growth in the number of policies.

                Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred during the second quarter of 2005 decreased by $11,813, or 11.2%, to $93,802 from $105,615 for the comparable 2004 period. Losses and loss adjustment expenses incurred during the six months ended June 30, 2005 decreased $12,955, or 6.0%, to $203,972 from $216,927 for the comparable 2004 period. Our GAAP loss ratio for the second quarter of 2005 decreased to 59.9% from 72.1% for the comparable 2004 period.  Our GAAP loss ratio for the six months ended June 30, 2005 decreased to 65.2% from 74.7% for the comparable 2004 period.  Our GAAP loss ratio excluding loss adjustment expenses for the second quarter of 2005 decreased to 53.5% from 65.6% for the comparable 2004 period. Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2005 decreased to 58.3% from 67.7% for the comparable 2004 period.  The loss ratio improved as a result of a decrease in personal and commercial automobile bodily injury claim frequency, $12,583 of favorable loss development in CAR prior year results, and $4,650 of favorable loss development in our personal automobile line of business for the six months ended June 30, 2005.

                Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the second quarter of 2005 increased by $3,521, or 9.7%, to $39,975 from $36,454 for the comparable 2004 period. Underwriting, operating and related expense for the six months ended June 30, 2005 increased by $6,126, or 8.7%, to $76,566 from $70,440 for the comparable 2004 period.  Our GAAP expense ratios for the second quarter of 2005 increased to 25.5% from 24.9% for the comparable 2004 period. Our GAAP expense ratios for the six months ended June 30, 2005 increased to 24.5% from 24.2% for the comparable 2004 period.

                Interest Expenses.  Interest expense for the second quarter of 2005 was $225 compared to $159 for the comparable 2004 period.  Interest expense for the six months ended June 30, 2005 was $448 compared to $312 for the comparable 2004 period.

                Income Tax Expense.  Our effective tax rates were 31.9% and 31.1% for the second quarter of 2005 and 2004, respectively.  Our effective tax rate was 31.9% and 32.0% for the six months ended June 30, 2005 and 2004, respectively.  These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income.

                Net Income.  Net income for the second quarter of 2005 increased by $12,966, or 126.1%, to $23,246 from $10,280 for the comparable 2004 period. Net income for the six months ended June 30, 2005 increased by $21,098, or 126.7%, to $37,748 from $16,650 for the comparable 2004 period. This increase was primarily due to the increase in premiums and decrease in the loss ratio, as discussed above.

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

                Net cash provided by operating activities was $44,236 and $58,305 during the six months ended June 30, 2005 and 2004, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

                Net cash used for investing activities was $28,329 during the six months ended June 30, 2005 compared to $7,598 of cash provided by investing activities during the six months ended June 30, 2004. This was a result of greater sales of fixed maturities in 2004.

                Net cash used for financing activities was $1,578 and $2,732 during the six months ended June 30, 2005 and 2004, respectively, primarily from dividends paid to shareholders in excess of proceeds from stock option exercises.

Credit Facility

                Concurrent with the closing of our IPO and repayment of the old credit facility, Safety obtained a new $30,000 revolving credit facility. Safety borrowed the entire $30,000 under this credit facility at the closing of the IPO and paid down the balance to $19,956 on December 5, 2002 with the approximately $10,000 net proceeds from the exercise of the underwriter’s over-allotment option for 900,000 shares of our common stock. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.50% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.50% above the federal funds rate plus 1.50% per annum.  Interest only is payable prior to maturity. The obligations of Safety under the credit facility are secured by pledges of the assets of Safety and the capital stock of Safety’s operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of Safety. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of June 30, 2005, we were in compliance with all such covenants.

                Bank of America was the lender under this credit facility.  Under an agreement effective on June 17, 2005, Bank of America assigned the $30,000 credit facility to Citizens Bank of Massachusetts.  The credit facility was due and payable at maturity on November 27, 2005, which was three years from the closing of the IPO. Under a June 17, 2005 amendment to the credit facility, the maturity date was extended to June 17, 2008.  Other terms of the revolving credit facility remain unchanged.

Regulatory Matters

                Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts’ statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts’ law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, without the approval of the Commissioner and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2004, the statutory surplus of Safety Insurance was $278,161, and its net income for 2004 was $42,251. As a result, a maximum of $42,251 is available in 2005 for such dividends without prior approval of the Commissioner. During the six months ended June 30, 2005, Safety Insurance recorded dividends to Safety of $4,752.

                The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

                On May 19, 2005, our Board approved a quarterly cash dividend on our common stock of $0.12 per share, or $1,881, which was paid on June 15, 2005. On February 17, 2005, our Board approved a quarterly cash dividend on our common stock of $0.12 per share, or $1,861, which was paid on March 15, 2005. We plan to continue to declare and pay quarterly cash dividends in 2005, depending on our financial position and the regularity of our cash flows.

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

Off-Balance Sheet Arrangements

                We have no material obligations under a guarantee contract meeting the characteristics identified in paragraph 3 of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others”. We have no material retained or contingent interests in assets transferred to an unconsolidated entity. We have no material obligations, including contingent obligations, under contracts that would be accounted for as derivative instruments. We have no obligations, including contingent obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us. We have no direct investments in real estate and no holdings of mortgages secured by commercial real estate. Accordingly, we have no material off-balance sheet arrangements.

Contractual Obligations

                We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At June 30, 2005, certain long-term aggregate contractual obligations and credit-related commitments are as follows:

	Within	Two to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Loss and LAE Reserves	$226,737	$203,601	$27,764	$4,627	$462,729
Debt	—	19,956	—	—	19,956
Capital lease obligations	223	153	—	—	376
Operating leases	2,886	5,882	1,560	—	10,328
Total contractual obligations	$229,846	$229,592	$29,324	$4,627	$493,389

                As of June 30, 2005, the company had loss and LAE reserves of $462,729, reinsurance recoverables of $83,957 and net loss and LAE reserves of $378,772. Our loss and LAE reserves are estimates as described in more detail under “Critical Accounting Policies and Estimates”. The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last ten years, the company anticipates that approximately 49 percent of reserves will be paid within one year, an additional 44 percent between one and three years, 6 percent between three and five years, and 1 percent in more than five years. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

There was no material change in any of our contractual obligations outside the ordinary course of our business during the six months ended June 30, 2005. Our loss and loss adjustment expense reserves, debt and capital lease obligations are currently reflected in our June 30, 2005 and 2004 balance sheets under GAAP.

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

                Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC, such as those set forth under the caption “Risk Factors” in our prospectus in the registration statement on Form S-1 filed with the SEC on November 22, 2002.

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

Item 3.     Quantitative and Qualitative Information about Market Risk (Dollars in thousands)

                Market Risk.  Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to market risk through our investment activities and our financing activities. Our primary market risk exposure is to changes in interest rates. We may use both fixed and variable rate debt as sources of financing; at present all our debt is at variable rates. We have not entered, and do not plan to enter, into any derivative financial instruments for trading or speculative purposes.

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

	As of June 30, 2005
	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
Estimated fair value	$700,323	$673,766	$646,961
Estimated increase (decrease) in fair value	26,557	—	(26,805)

                An important market risk for all of our outstanding long-term debt is interest rate risk. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. At June 30, 2005 we had $19,956 of debt outstanding under our credit facility at a variable rate of 4.3%. A 2.0% change in the prevailing interest rate on our variable rate debt would result in interest expense fluctuating approximately $400 for 2005, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings - Please see “Item 1 — Financial Statements - Note 7, Commitments and Contingencies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds -  None.

Item 3. Defaults upon Senior Securities -  None.

Item 4. Submission of Matters to a Vote of Security Holders -  None.

Item 5. Other Information -  None.

Item 6. Exhibits - The exhibits are contained herein as listed in the Exhibit Index on page 35.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)

Date: August 9, 2005

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit Number	Description

11	Statement re: Computation of Per Share Earnings.(1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)                                  Not included herein as the information can be calculated from the face of the Consolidated Statements of Operations (see page 4).

(2)                                  Included herein.