Form 10-Q
period 2005-09-30
SAFETY INSURANCE GROUP INC
filed 2005-11-09
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of November 3, 2005, there were 15,745,572 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $692,872 and $650,159)	$694,773	$663,509
Equity securities, at fair value (cost: $2,057 and $1,037)	2,157	1,087
Total investment securities	696,930	664,596
Cash and cash equivalents	181,574	155,673
Accounts receivable, net of allowance for doubtful accounts	167,167	150,451
Accrued investment income	8,052	7,008
Receivable from reinsurers related to paid loss and loss adjustment expenses	21,595	18,980
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	81,293	84,167
Prepaid reinsurance premiums	40,946	43,402
Deferred policy acquisition costs	49,763	42,919
Deferred income taxes	18,825	12,679
Equity and deposits in pools	49,775	23,678
Other assets	2,480	2,892
Total assets	$1,318,400	$1,206,445

Liabilities
Loss and loss adjustment expense reserves	$455,813	$450,897
Unearned premium reserves	376,119	337,786
Accounts payable and accrued liabilities	27,672	43,684
Taxes payable	4,570	3,509
Outstanding claims drafts	17,423	16,832
Payable to reinsurers	43,083	16,990
Payable for securities purchased	8,921	10,972
Capital lease obligations	321	485
Debt	19,956	19,956
Total liabilities	953,878	901,111

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 15,743,472 and 15,500,052 shares issued and outstanding , respectively	157	155
Additional paid-in capital	119,015	114,070
Accumulated other comprehensive income, net of taxes	1,301	8,709
Retained earnings	244,049	182,400
Total shareholders’ equity	364,522	305,334
Total liabilities and shareholders’ equity	$1,318,400	$1,206,445

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net earned premiums	$157,521	$149,473	$470,451	$439,983
Net investment income	7,939	6,866	23,051	20,322
Net realized gains on investments	58	712	454	1,316
Finance and other service income	4,322	4,098	12,268	11,698
Total revenue	169,840	161,149	506,224	473,319

Losses and loss adjustment expenses	89,748	103,282	293,720	320,209
Underwriting, operating and related expenses	36,769	36,209	113,335	106,649
Interest expenses	262	168	710	480
Total expenses	126,779	139,659	407,765	427,338

Income before income taxes	43,061	21,490	98,459	45,981
Income tax expense	12,586	6,313	30,236	14,154
Net income	$30,475	$15,177	$68,223	$31,827

Earnings per weighted average common share:
Basic	$1.95	$0.99	$4.39	$2.08
Diluted	$1.92	$0.98	$4.29	$2.06

Cash dividends paid per common share	$0.18	$0.12	$0.42	$0.32

Weighted average number of common shares outstanding:
Basic	15,630,838	15,318,862	15,552,128	15,283,000
Diluted	15,878,212	15,521,420	15,912,808	15,468,389

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated	Promissory
			Other	Notes
		Additional	Comprehensive	Receivable		Total
	Common	Paid-in	Income/(Loss),	From	Retained	Shareholders’
	Stock	Capital	Net of Taxes	Management	Earnings	Equity

Balance at December 31, 2003	$153	$111,074	$12,650	$(34)	$144,177	$268,020
Net income, January 1 to September 30, 2004					31,827	31,827
Payments on promissory notes from management				34		34
Other comprehensive loss, net of deferred federal income taxes			(2,819)			(2,819)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	2	2,311				2,313
Dividends paid					(4,908)	(4,908)
Balance at September 30, 2004	$155	$113,385	$9,831	$—	$171,096	$294,467

			Accumulated
			Other
		Additional	Comprehensive		Total
	Common	Paid-in	Income/(Loss),	Retained	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Equity

Balance at December 31, 2004	$155	$114,070	$8,709	$182,400	$305,334
Net income, January 1 to September 30, 2005				68,223	68,223
Other comprehensive loss, net of deferred federal income taxes			(7,408)		(7,408)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	2	4,490			4,492
Tax contingency reserve adjustment		455			455
Dividends paid				(6,574)	(6,574)
Balance at September 30, 2005	$157	$119,015	$1,301	$244,049	$364,522

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$30,475	$15,177	$68,223	$31,827

Other comprehensive (loss) income, net of tax:
Change in unrealized holding gains, net of tax expense (benefit) of $(3,034), $4,387, $(3,830) and $(1,057)	(5,634)	8,149	(7,113)	(1,964)
Reclassification adjustment for gains included in net income, net of tax benefit of $(20), $(249), $(159), and $(461)	(38)	(463)	(295)	(855)
Unrealized (losses) gains on securities available for sale	(5,672)	7,686	(7,408)	(2,819)

Comprehensive income	$24,803	$22,863	$60,815	$29,008

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$68,223	$31,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	6,318	5,927
Benefit for deferred income taxes	(2,157)	(640)
Gains on sale of fixed assets	—	(4)
Net realized gains on investments	(454)	(1,316)
Changes in assets and liabilities:
Accounts receivable	(16,716)	(25,859)
Accrued investment income	(1,044)	(356)
Receivable from reinsurers	259	15,613
Prepaid reinsurance premiums	2,456	(11,779)
Deferred policy acquisition costs	(6,844)	(5,885)
Other assets	(25,577)	(17,897)
Loss and loss adjustment expense reserves	4,916	48,744
Unearned premium reserves	38,334	60,309
Accounts payable and accrued liabilities	(16,012)	(9,688)
Payable to reinsurers	26,093	2,764
Other liabilities	3,310	(2,086)
Net cash provided by operating activities	81,105	89,674

Cash flows from investing activities:
Fixed maturities purchased	(95,883)	(83,158)
Equity securities purchased	(1,252)	—
Proceeds from sales of fixed maturities	41,540	91,854
Proceeds from maturities of fixed maturities	4,975	7,520
Proceeds from sales of equity securities	233	—
Fixed assets purchased	(610)	(254)
Proceeds from sales of fixed assets	—	4
Net cash (used for) provided by investing activities	(50,997)	15,966

Cash flows from financing activities:
Payments on promissory notes from management	—	34
Proceeds from exercises of stock options	2,367	1,687
Dividends paid to shareholders	(6,574)	(4,908)
Net cash used for financing activities	(4,207)	(3,187)

Net increase in cash and cash equivalents	25,901	102,453
Cash and cash equivalents at beginning of year	155,673	26,284
Cash and cash equivalents at end of period	$181,574	$128,737

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

The financial information as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2005.

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

3.  Earnings Per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted EPS are calculated by dividing net income by the weighted average number of basic common shares outstanding and the net effect of potentially dilutive common shares. At September 30, 2005 and 2004, the Company’s potentially dilutive instruments consisted of common shares under options of 586,560 and 753,512, respectively, and common shares under restriction of 105,960 and 70,271, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Earnings per weighted average common share:
Basic	$1.95	$0.99	$4.39	$2.08
Diluted	$1.92	$0.98	$4.29	$2.06

Weighted average number of common shares outstanding:
Basic	15,630,838	15,318,862	15,552,128	15,283,000
Effect of dilutive securities:
Stock options	212,522	193,846	335,645	180,398
Restricted stock	34,852	8,712	25,035	4,991
Diluted	15,878,212	15,521,420	15,912,808	15,468,389

Diluted EPS excludes stock options with exercise prices greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. For the nine months ended September 30, 2005, there were 78,000 anti-dilutive stock options. There were no anti-dilutive stock options for the nine months ended September 30, 2004 and for the three months ended September 30, 2005, and 2004.

4.  Stock-Based Compensation

On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (“the Incentive Plan”).  The Incentive Plan provides for a variety of awards, including nonqualified stock options (“NQSOs”), stock appreciation rights and restricted stock (“RS”) awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000. At September 30, 2005, there were 179,959 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

There were no grants made under the Incentive Plan during the three months ended September 30, 2005.  A summary of stock-based awards granted under the Incentive Plan during the nine months ended September 30, 2005 is as follows:

		Number of	Per Share
Type of Equity		Awards	Exercise Price(1)			Expiration
Awarded	Effective Date	Granted	or Fair Value(2)		Vesting Terms	Date
NQSOs	March 16, 2005	78,000	35.23	(1)	5 years, 20% annually	March 16, 2015
RS	March 16, 2005	56,770	35.23	(2)	3 years, 30%, 30%, 40%	N/A
RS	March 16, 2005	4,000	35.23	(2)	No vesting period (3)	N/A

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

The following table summarizes stock option activity under the Incentive Plan:

	Nine Months Ended September 30,
	2005		2004
	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average
	Option	Exercise Price	Option	Exercise Price
Outstanding at beginning of year	711,410	$13.60	771,000	$12.59
Granted during the period	78,000	35.23	121,000	18.74
Exercised during the period	(182,650)	12.96	(134,888)	12.50
Forfeited during the period	(20,200)	23.01	(3,600)	16.19
Outstanding at end of current quarter	586,560	16.35	753,512	13.58

The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $35.23 at September 30, 2005 and $12.00 to $21.40 at September 30, 2004.

The following table summarizes restricted stock activity under the Incentive Plan:

	Nine Months Ended September 30,
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$30,475	$15,177	$68,223	$31,827
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(135)	(119)	(406)	(337)
Net income, proforma	$30,340	$15,058	$67,817	$31,490

Earnings per weighted average share:
Basic, as reported	$1.95	$0.99	$4.39	$2.08
Basic, pro forma	$1.94	$0.98	$4.36	$2.06
Diluted, as reported	$1.92	$0.98	$4.29	$2.06
Diluted, proforma	$1.88	$0.98	$4.25	$2.05

The fair value of stock options used to compute pro forma net income and earnings per share disclosures for the three and nine months ended September 30, 2005 and 2004 is the estimated fair value at grant effective date using the Black-Scholes option-pricing model with the following assumptions:

	Three and Nine Months Ended September 30,
	2005	2004
Dividend yield	1.36% - 2.52%	1.87% - 2.52%
Expected volatility	.20 - .31	.20 - .31
Risk-free interest rate	3.23% - 4.35%	3.23% - 4.07%
Expected holding period (in years)	7	7

5.  Investments

The gross unrealized appreciation (depreciation) of investments in fixed maturities securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, was as follows:

	September 30, 2005
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$131,070	$182	$(2,189)	$129,063
Obligations of states and political subdivisions	322,420	5,362	(2,601)	325,181
Asset-backed securities	100,437	456	(994)	99,899
Corporate and other securities	138,945	2,846	(1,161)	140,630
Subtotal, fixed maturity securities	692,872	8,846	(6,945)	694,773
Equity securities	2,057	100	—	2,157
Totals	$694,929	$8,946	$(6,945)	$696,930

(1) Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $122,902 at amortized cost and $120,921 at estimated fair value as of September 30, 2005. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2005
	Amortized Cost	Fair Value
Due in one year or less	$22,145	$22,065
Due after one year through five years	155,366	155,099
Due after five years through ten years	207,800	210,591
Due after ten years through twenty years	64,950	65,591
Due after twenty years	19,272	20,607
Asset-backed securities	223,339	220,820
Totals	$692,872	$694,773

Gross gains of $66 and $777 and gross losses of $8 and $65 were realized on sales of fixed maturities for the three months ended September 30, 2005 and 2004, respectively.  There were no realized gains or losses realized on sales of equity securities for the three months ended September 30, 2005 and 2004, respectively. Gross gains of $478 and $1,522 and gross losses of $25 and $206 were realized on sales of fixed maturities for the nine months ended September 30, 2005 and 2004, respectively. Gross gains of $1 and gross losses of $0 were realized on sales of equity securities for the nine months ended September 30, 2005.  There were no realized gains or losses on the sale of equity securities for the nine months ended September 30, 2004.  Proceeds from fixed maturities maturing were $4,975 and $7,520 for the nine months ended September 30, 2005 and 2004, respectively.

The following tables illustrate the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position.

	September 30, 2005
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$63,810	$620	$53,778	$1,569	$117,588	$2,189
Obligations of states and political subdivisions	56,622	796	91,759	1,805	148,381	2,601
Asset-backed securities	52,481	677	15,667	317	68,148	994
Corporate and other securities	49,379	654	17,419	507	66,798	1,161
Total temporarily impaired securities	$222,292	$2,747	$178,623	$4,198	$400,915	$6,945

The Company’s investment portfolio included 172 securities in an unrealized loss position at September 30, 2005. The Company’s methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery of its costs.

During the three and nine months ended September 30, 2005 and 2004, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

As of September 30, 2005, the Company’s fixed income securities portfolio was comprised entirely of investment grade securities as defined by Moody’s Investor Services, Inc., Standard and Poor’s, and the Securities Valuation Office of the National Association of Insurance Commissioners.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2005	2004	2005	2004
Interest and dividends on fixed maturities	$6,951	$6,818	$20,873	$20,552
Dividends on equity securities	8	—	19	—
Interest on cash and cash equivalents	1,252	297	2,957	521
Total investment income	8,211	7,115	23,849	21,073
Investment expenses	272	249	798	751
Net investment income	$7,939	$6,866	$23,051	$20,322

6.   Loss and Loss Adjustment Expense (“LAE”) Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated:

	Nine Months Ended September 30,
	2005	2004
Reserves for losses and LAE, beginning of year	$450,897	$383,551
Less reinsurance recoverable on unpaid losses and LAE	(84,167)	(73,539)
Net reserves for losses and LAE, beginning of year	366,730	310,012
Incurred losses and LAE, related to:
Current year	321,182	322,458
Prior years	(27,462)	(2,249)
Total incurred losses and LAE	293,720	320,209
Paid losses and LAE related to:
Current year	171,289	168,022
Prior years	114,641	110,981
Total paid losses and LAE	285,930	279,003
Net reserves for losses and LAE, end of current quarter	374,520	351,218
Plus reinsurance recoverables on unpaid losses and LAE	81,293	81,077
Reserves for losses and LAE, end of current quarter	$455,813	$432,295

At the end of each period, the reserves were re-estimated for all prior accident years. Primarily due to an improvement in Commonwealth Automobile Reinsurers (“CAR”) results, the Company’s prior year reserves decreased by $27,462 and $2,249 for the nine months ended September 30, 2005 and 2004, respectively.  The decrease in prior year reserves during the 2005 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is composed of reductions of $18,212 in CAR assumed reserves and $9,250 in the Company’s automobile reserves.   It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

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

Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund (“Insolvency Fund”). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer. Although the Company has not received written notice regarding 2005 actions to be taken by the Insolvency Fund, based upon existing knowledge that a reimbursement of prior year assessments has been approved by the Board of Directors of the Insolvency Fund, the Company reduced its estimated potential assessments to $0 for the nine months ended 2005, which resulted in a reduction to underwriting expenses of $1,300 for the three months ended September 30, 2005.  On November 1, 2004, the Company received notice of assessments from the Insolvency Fund related to prior year losses amounting to $2,538, which it fully expensed over the nine months ended September 30, 2004, and which resulted in an addition of $815 to underwriting expenses during the three months ended September 30, 2004.

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

9. Income Taxes

Federal income tax expense for the nine months ended September 30, 2005 and 2004 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

During the quarter ended September 30, 2005, an examination of the Company’s federal income tax returns for the tax periods ended December 31, 2003, 2002, and 2001 by the Internal Revenue Service (“IRS”) was completed.  The Company recorded a $1,616 tax benefit representing a reduction in federal income tax reserves for tax years 2001 through 2003, resulting from a settlement reached with the IRS in August 2005.  Of this total tax benefit, $455 was recorded as an increase to additional paid-in capital and $1,161 was recorded as a reduction to income tax expense for the three and nine months ended September 30, 2005.

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

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 81.0% of our direct written premiums in 2004), we offer a portfolio of other insurance products, including commercial automobile (10.4% of 2004 direct written premiums), homeowners (7.2% of 2004 direct written premiums), dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance and Safety Indemnity Insurance Company (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 556 independent insurance agents in 659 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile insurance carrier in Massachusetts, capturing an approximate 11.3% share of the Massachusetts private passenger automobile market in 2005, according to the Commonwealth Automobile Reinsurers (“CAR”) Cession Volume Analysis Report of November 1, 2005, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

Massachusetts Automobile Insurance Market

We are subject to the extensive regulation of the private passenger automobile insurance industry in Massachusetts, which represented 81.0% of our direct written premiums in 2004. Owners of registered automobiles in Massachusetts are required to maintain minimum automobile insurance coverages. We are required to participate in a state-mandated reinsurance program run by CAR to which we cede certain unprofitable risks and from which we are allocated a portion of the overall losses.  As a servicing carrier of CAR, we are required to issue a policy to all qualified applicants.  This program operates at an underwriting deficit. This deficit is allocated among every Massachusetts automobile insurance company, including us, based on a complex formula that takes into consideration a company’s voluntary market share, the rate at which it cedes business to CAR, and the company’s utilization of a credit system CAR has designed to encourage carriers to reduce their use of CAR. In addition, based on our market share, we are assigned certain licensed producers by CAR that have been unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs.

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

On December 31, 2004, the Commissioner approved new rules for CAR, which became effective on January 1, 2005 (the “Approved Rules”).  On January 14, 2005, we filed, on Form 8-K, an estimate of the financial impact the Approved Rules may have on us and we stated that a lawsuit had been filed in Suffolk Superior Court by Commerce Insurance Company against the Commissioner that seeks an order permanently enjoining implementation and/or enforcement of the Approved Rules.  Certain ERPs, Arbella Mutual Insurance Company and the Center for Insurance Research intervened as plaintiffs and CAR intervened as a defendant in this lawsuit.  On June 20, 2005, the Massachusetts Superior Court ruled that the Commissioner lacked the statutory authority to implement the Approved Rules and ordered them vacated.  As a result, the Approved Rules will not go into effect. The Commissioner has appealed the decision of the Massachusetts Superior Court. On October 26, 2005, the Massachusetts Supreme Judicial Court agreed to take direct appellate review of the Commissioner’s appeal. At the present time, we are unable to predict whether the Commissioner’s appeal will be approved.

CAR annually approves the rules that set the value of credits and the cost to cede business.  On March 9, 2005, CAR approved rules for the operation of the residual market for 2005 (the “2005 Rules”). CAR filed the 2005 Rules with the Commissioner on March 29, 2005, and a hearing to consider the 2005 Rules was held on May 31, 2005.   The 2005 Rules revise the value of credits based on the actual rate subsidies contained in the Commissioner’s rate decision, and reduce the cost for ceding high loss ratio ERP business to CAR. The 2005 Rules would reduce the penalty in the current rules for ceding high loss ratio ERP business to CAR, and would therefore result in a reduction of the expense we incur because of our disproportionate share of high loss ratio ERP business.  On September 20, 2005, the Commissioner disapproved the 2005 Rules, and requested CAR to resubmit new rules. On October 5, 2005, CAR approved and filed with the Commissioner rules for the operation of the residual market for 2005 (the “Revised 2005 Rules”) that revise the value of credits based on the actual rate subsidies contained in the Commissioner’s rate decision, and do not reduce the cost for ceding high loss ratio ERP business to CAR. The Revised 2005 Rules would not reduce the penalty in the current rules for ceding high loss ratio ERP business to CAR, and would therefore not result in a reduction of the expense we incur because of our disproportionate share of high loss ratio ERP business. According to CAR Bulletin 809 issued November 7, 2005, the Revised 2005 Rules became effective as no public hearing was requested by any interested party and the Revised 2005 Rules were not disapproved by the Commissioner within thirty days of the submission.

On June 15, 2005, CAR approved rules to modify the ERP subscription relief process, making the reassignment of ERP exposures from an oversubscribed servicing carrier more timely and responsive, while enhancing equity in the ERP distribution for all servicing carriers (the “ERP Subscription Rules”). Also, the current practice of two and three-party agreements between ERPs and servicing carriers would be prohibited. On September 30, 2005, the Commissioner approved the ERP Subscription Rules, and instructed CAR to complete, within 60 days, a redistribution of all ERPs that will establish for all servicing carriers overall parity in the quantity and quality of their ERP exposures. We expect that the redistribution of ERPs will eliminate our disproportionate share of high loss ratio ERP business, and would therefore result in a reduction of the expense we incur because of our disproportionate share of high loss ratio ERPs. However, it is possible that other servicing carriers or ERPs could bring challenges, with regards to the redistribution of ERPs, and as a result there can be no assurances that our expenses will be reduced.

On June 1, 2005, the Governor filed legislation that would introduce more competition into the Massachusetts automobile insurance marketplace, reduce rates for good drivers, target fraud and excessive personal injury costs, and allow insurers rate flexibility.  At this time we are unable to predict whether the Governor’s legislation will be approved.

Each year, the Commissioner sets maximum premium rates that may be charged and minimum commissions that must be paid to agents for private passenger automobile insurance. The Commissioner announced on December 15, 2004, a 1.7% statewide average private passenger automobile insurance rate decrease for 2005, compared to a 2.5% increase for 2004. Coinciding with the 2005 rate decision, the Commissioner also approved a 10.9% commission rate agents receive for selling private passenger automobile insurance, as a percentage of premiums, compared to a commission rate of 10.5% in 2004. The Commissioner will set the average rate for 2006 after a hearing in which the Automobile Insurers Bureau, the Attorney General, and the State Rating Bureau (which is a department within the Massachusetts Division of Insurance) are parties. On August 11, 2005, the Automobile Insurers Bureau proposed an average 0.1% rate decrease for 2006. The Attorney General has recommended a decrease of 18.0%, and the State Rating Bureau has proposed a decrease of 5.4%. The Commissioner has not yet set the average premium rate for 2006. We expect the Commissioner to make this decision by December 15, 2005.

While state-mandated average maximum private passenger automobile insurance rates decreased 1.7% for 2005, our average premium per automobile exposure in the nine months ended September 30, 2005 increased from the nine months ended September 30, 2004 by approximately 0.4%. This increase was primarily the result of purchases of new automobiles by our insureds. We believe that the continued benefits of our rate pursuit initiative, which validates insured rating classifications and discount eligibility, contributed to the increase in our average premiums received per automobile exposure. The table below shows average Massachusetts-mandated private passenger automobile premium rate changes and changes in our average premium per automobile exposure from 1996-2005.

Massachusetts Private Passenger Rate Decisions

	State Mandated	Safety Change in
	Average Rate	Average Premium per
Year	Change (1)	Automobile Exposure (2)
2005	-1.7%	0.4%
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	-8.3%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	-4.0%	2.8%
1997	-6.2%	-5.1%
1996	-4.5%	-7.7%

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

Our SAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Statutory Ratios
Loss ratio	57.0%	69.1%	62.4%	72.7%
Expense ratio	23.4%	24.0%	23.3%	22.9%
Combined ratio	80.4%	93.1%	85.7%	95.6%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
GAAP ratios
Loss ratio	57.0%	69.1%	62.4%	72.8%
Expense ratio	23.3%	24.2%	24.1%	24.2%
Combined ratio	80.3%	93.3%	86.5%	97.0%

Stock-Based Compensation

On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (“the Incentive Plan”).  The Incentive Plan provides for a variety of awards, including nonqualified stock options (“NQSOs”), stock appreciation rights and restricted stock (“RS”) awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000. At September 30, 2005 there were 179,959 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants made under the Incentive Plan during the nine months ended September 30, 2005 are as follows:

		Number of	Per Share
Type of Equity		Awards	Exercise Price(1)			Expiration
Awarded	Effective Date	Granted	or Fair Value(2)		Vesting Terms	Date
NQSOs	March 16, 2005	78,000	35.23	(1)	5 years, 20% annually	March 16, 2015
RS	March 16, 2005	56,770	35.23	(2)	3 years, 30%, 30%, 40%	N/A
RS	March 16, 2005	4,000	35.23	(2)	No vesting period (3)	N/A

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. As of January 1, 2005 our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $250,000. As of September 30, 2005 our catastrophe reinsurance protects us in the event of a “415-year storm” (that is, a storm of a severity expected to occur once in a 415-year period). Swiss Re, our primary reinsurer, maintains an A.M.

Best rating of “A+” (Superior). All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better except for Montpelier Re and Endurance Re which are rated “A-” (Excellent). We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. As of September 30, 2005, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonable possible estimations for net reserves of approximately $338,123 to $384,462 as of September 30, 2005. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. The following table presents the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2005.

Range of Net Reserves for Losses and LAE

Line of Business	Low	Recorded	High
Private Passenger Auto	$260,205	$286,226	$291,164
Commercial Auto	45,111	49,719	53,831
Homeowners	26,160	30,869	31,348
All Other	6,647	7,706	8,119
Total	$338,123	$374,520	$384,462

The Company’s net loss and LAE reserves, based on management’s best estimate, were set at $374,520 as of September 30, 2005. For our private passenger and commercial auto lines of business we recorded reserves slightly higher than the mid-point of the range due to our stable long-term trends in frequency and severity.  For our homeowners and all other lines of business, due to the relatively short time we have been writing these lines of business, and the resulting immature data available for our analysis, we recorded reserves closer to the high of the range of projections.

The following table presents information by line of business for our net reserves for losses and LAE as of September 30, 2005.

Net Reserves for Losses and LAE

Line of Business	Direct less Ceded	Assumed	Net
Private Passenger Auto	$206,753
CAR assumed Private Passenger		$79,473
Net Private Passenger Auto			$286,226
Commercial Auto	34,760
CAR assumed Commercial Auto		14,959
Net Commercial Auto			49,719
Homeowners	21,722
FAIR Plan assumed Homeowners		9,147
Net Homeowners			30,869
All Other	7,706		7,706
Total Net Reserves for Losses and LAE	$270,941	$103,579	$374,520

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

The CAR deficit, which consists of premium ceded to CAR less CAR losses and LAE, is allocated amongst every automobile insurance company writing business in Massachusetts based on a complex formula (the “Participation Ratio”) that takes into consideration a company’s voluntary market share, the amount of business it cedes to CAR and credits the company earns under a system CAR has designed to encourage carriers to voluntarily write business in selected under-priced classes and territories.

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

We receive our final calendar year Participation Ratio report from CAR eight months after the end of that year, and thus we have to estimate for six quarters our share of the CAR deficit. For example, for the year ended December 31, 2004 we had to estimate our 2004 policy year CAR Participation Ratio beginning with the first quarter of 2004 through the second quarter of 2005.

Because of the lag in CAR estimates, and in order to try to validate to the extent possible the information CAR does provide, we must try to estimate the effects of the actions of our competitors in order to establish our Participation Ratio. Before final Participation Ratios are available, we estimate the size of CAR and the resulting deficit, based on historical analysis of CAR results, and estimations of our competitors’ current cession strategies. Even after our final Participation Ratio is available from CAR, we must continue to estimate the size of CAR, and the resulting deficit based upon data published by CAR and our own continuing analysis. As a result, changes in our reserves for CAR may continue to occur until all claims are finally settled. The Loss Reserving Committee at CAR meets 70 days after the end of each quarter to estimate the CAR deficit for all active policy years and publishes estimations, which we use to estimate our share of the deficit.  The estimation that CAR calculates is based on data it collects from 19 servicing carriers which settle, reserve and report claims using a variety of methods. Any delays or errors in the collection of this data could have a significant impact on the accuracy of CAR’s estimations.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the nine months ended September 30, 2005 a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $4,705. Each 1 percentage point change in the loss and loss expense ratio would have a $3,058 effect on net income, or $0.19 per diluted share.

Our assumptions assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our key assumptions could have a reasonable possible range of plus or minus 5 percentage-points for each estimation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our direct minus ceded loss and LAE reserves and net income for the nine months ended September 30, 2005. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent		+1 Percent
	Change in	No Change in	Change in
	Frequency	Frequency	Frequency
Private Passenger Automobile Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated increase (decrease) in reserves	$(4,135)	$(2,068)	$—
Estimated increase (decrease) in net income	2,688	1,344	—
No Change in Severity
Estimated increase (decrease) in reserves	(2,068)	—	2,068
Estimated increase (decrease) in net income	1,344	—	(1,344)
+1 Percent Change in Severity
Estimated increase (decrease) in reserves	—	2,068	4,135
Estimated increase (decrease) in net income	—	(1,344)	(2,688)

Commercial Automobile Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated increase (decrease) in reserves	(695)	(348)	—
Estimated increase (decrease) in net income	452	226	—
No Change in Severity
Estimated increase (decrease) in reserves	(348)	—	348
Estimated increase (decrease) in Net Income	226	—	(226)
+1 Percent Change in Severity
Estimated increase (decrease) in reserves	—	348	695
Estimated increase (decrease) in net income	—	(226)	(452)

Homeowners Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated increase (decrease) in reserves	(434)	(217)	—
Estimated increase (decrease) in net income	282	141	—
No Change in Severity
Estimated increase (decrease) in reserves	(217)	—	217
Estimated increase (decrease) in net income	141	—	(141)
+1 Percent Change in Severity
Estimated increase (decrease) in reserves	—	217	434
Estimated increase (decrease) in net income	—	(141)	(282)

All Other Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated increase (decrease) in reserves	(154)	(77)	—
Estimated increase (decrease) in net income	100	50	—
No Change in Severity
Estimated increase (decrease) in reserves	(77)	—	77
Estimated increase (decrease) in net income	50	—	(50)
+1 Percent Change in Severity
Estimated increase (decrease) in reserves	—	77	154
Estimated increase (decrease) in net income	—	(50)	(100)

Our estimated share of CAR loss and LAE reserves is based on assumptions about our Participation Ratio, the size of CAR, and the resulting deficit (similar assumptions apply with respect to the FAIR Plan).  Our assumptions assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our CAR reserves. Our assumptions could have a reasonable possible range of plus or minus 5 percentage-points for each estimation.  The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2005. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Estimation	Estimation	Estimation
CAR Assumed Private Passenger Automobile
Estimated increase (decrease) in reserves	$(795)	$—	$795
Estimated increase (decrease) in net income	517	—	(517)
CAR Assumed Commercial Automobile
Estimated increase (decrease) in reserves	(150)	—	150
Estimated increase (decrease) in Net Income	97	—	(97)
FAIR Plan Assumed Homeowners
Estimated increase (decrease) in reserves	(91)	—	91
Estimated increase (decrease) in Net Income	59	—	(59)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Primarily due to an improvement in CAR results, the Company’s prior year reserves decreased by $27,462 and $2,249 for the nine months ended September 30, 2005 and 2004, respectively.  The decrease in prior year reserves during the 2005 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is composed of a reduction of $18,212 in CAR assumed reserves and a reduction of $9,250 in the Company’s automobile reserves.   It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2005. Each accident year represents all claims for an annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

Prior Year Net Loss and LAE Reserve Development Summary

Accident	Private Passenger	Commercial
Year	Automobile	Automobile	Homeowners	All Other	Total
1995 & Prior	$(29)	$—	$—	$—	$(29)
1996	(99)	—	—	—	(99)
1997	(1)	—	—	—	(1)
1998	15	(1)	—	—	14
1999	(341)	(58)	(50)	—	(449)
2000	(25)	17	9	(3)	(2)
2001	(6)	26	(225)	(6)	(211)
2002	(2,140)	(87)	(547)	(10)	(2,784)
2003	(3,096)	(390)	(602)	(3)	(4,091)
2004	(19,371)	(1,876)	1,245	192	(19,810)
All Prior Years	$(25,093)	$(2,369)	$(170)	$170	$(27,462)

The table above reflects all of our business.  To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-

residual market vs. residual market). The following table presents information by line of business for prior year development of direct minus ceded reserves for losses and LAE for the nine months ended September 30, 2005; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

Prior Year Direct minus Ceded Loss and LAE Reserve Development Summary

	Retained	Retained
Accident	Private Passenger	Commercial	Retained	Retained
Year	Automobile	Automobile	Homeowners	All Other	Total
1995 & Prior	$(29)	$—	$—	$—	$(29)
1996	(99)	—	—	—	(99)
1997	(1)	—	—	—	(1)
1998	15	(1)	—	—	14
1999	(341)	(58)	(50)	—	(449)
2000	(25)	17	9	(3)	(2)
2001	(6)	26	(225)	(6)	(211)
2002	(1,586)	(67)	(547)	(10)	(2,210)
2003	767	(264)	(602)	(3)	(102)
2004	(6,036)	(1,562)	1,245	192	(6,161)
All Prior Years	$(7,341)	$(1,909)	$(170)	$170	$(9,250)

The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the nine months ended September 30, 2005.

Prior Year Assumed Loss and LAE Reserve Development Summary

	CAR Assumed	CAR Assumed
Accident	Private Passenger	Commercial	FAIR Plan
Year	Automobile	Automobile	Homeowners	All Other	Total
1995 & Prior	$—	$—	$—	$—	$—
1996	—	—	—	—	—
1997	—	—	—	—	—
1998	—	—	—	—	—
1999	—	—	—	—	—
2000	—	—	—	—	—
2001	—	—	—	—	—
2002	(554)	(20)	—	—	(574)
2003	(3,863)	(126)	—	—	(3,989)
2004	(13,335)	(314)	—	—	(13,649)
All Prior Years	$(17,752)	$(460)	$—	$—	$(18,212)

Our private passenger automobile line of business prior year reserves decreased by $25,093 for the nine months ended September 30, 2005. The decrease was primarily due to improved assumed CAR results for the private passenger automobile pool for the 2004 accident year of $13,335 and for the 2003 accident year of $3,863. The improved CAR results were due primarily to improved CAR private passenger loss ratios for 2004 and 2003 as published and reported by the CAR Loss Reserving Committee at the August 31, 2005 meeting, as compared to the published results at the December 1, 2004 meeting. In addition, we reduced our private passenger automobile reserves for the 2002 and 2004 accident years by $1,586 and $6,036, respectively, primarily due to better than previously estimated severity on our established bodily injury case reserves during 2005.

Our commercial automobile line of business prior year reserves decreased by $2,369 for the nine months ended September 30, 2005.  The decrease was primarily due to more favorable commercial automobile bodily injury severity than previously estimated on our established case reserves during 2005.

Our Homeowners line of business prior year reserves decreased by $170 for the nine months ended September 30, 2005. The decrease was primarily due to better than previously estimated severity on property reserves on our established case reserves for 2002 and 2003 of $547 and $602, respectively, offset by increased severity on our established case reserves for 2004 of $1,245.

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

For further information, see “Results of Operations - Net Realized Investment Losses.”

Results of Operations

The following table shows certain of our selected financial results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Direct premiums written	$161,159	$154,772	$514,390	$496,906
Net premiums written	156,863	151,489	511,241	488,514
Net earned premiums	157,521	149,473	470,451	439,983
Net investment income	7,939	6,866	23,051	20,322
Net realized gains on investments	58	712	454	1,316
Finance and other service income	4,322	4,098	12,268	11,698
Total revenue	169,840	161,149	506,224	473,319
Losses and loss adjustment expenses	89,748	103,282	293,720	320,209
Underwriting, operating and related expenses	36,769	36,209	113,335	106,649
Interest expenses	262	168	710	480
Total expenses	126,779	139,659	407,765	427,338
Income before income taxes	43,061	21,490	98,459	45,981
Income tax expense	12,586	6,313	30,236	14,154
Net income	$30,475	$15,177	$68,223	$31,827

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

Direct Written Premiums.  Direct written premiums for the three months ended September 30, 2005 increased by $6,387, or 4.1%, to $161,159 from $154,772 for the comparable 2004 period.  Direct written premiums for the nine months ended September 30, 2005 increased by $17,484, or 3.5%, to $514,390 from $496,906 for the comparable 2004 period.  The 2005 increase occurred primarily in our personal automobile line, which experienced a 0.4% increase in average written premium and a 2.5% increase in written exposures. In addition, our commercial automobile line’s average written premium decreased by 0.7%, which was more than offset by a 7.3% increase in written exposures, and our homeowners line’s average written premium increased by 7.0%, which was partly offset by a 3.0% decrease in written exposures.

Net Written Premiums. Net written premiums for the three months ended September 30, 2005 increased by $5,374, or 3.5%, to $156,863 from $151,489 for the comparable 2004 period.  Net written premiums for the nine months ended September 30, 2005 increased by $22,727, or 4.7%, to $511,241 from $488,514 for the comparable 2004 period.  These increases were primarily due to the factors that increased direct written premiums combined with a decrease in premiums ceded to CAR.

Net Earned Premiums.    Net earned premiums for the three months ended September 30, 2005 increased by $8,048, or 5.4%, to $157,521 from $149,473 for the comparable 2004 period.  Net earned premiums for the nine months ended September 30, 2005 increased by $30,468, or 6.9%, to $470,451 from $439,983 for the comparable 2004 period. These increases were primarily due the factors that increased direct written premiums combined with a decrease in premiums ceded to CAR.

Net Investment Income.  Net investment income for the three months ended September 30, 2005 was $7,939 compared to $6,866 for the comparable 2004 period. Net investment income for the nine months ended September 30, 2005 was $23,051 compared to $20,322 for the comparable 2004 period.  Average cash and investment securities (at cost) increased by $107,541, or 15.0%, to $826,787 for the nine months ended September 30, 2005 from $719,246 for the nine months ended September 30, 2004 due primarily to a $89,251 increase in average cash and cash equivalents.  Net effective annualized yield on the investment portfolio decreased to 3.7% during the nine months ended September 30, 2005 from 4.0% during 2004 due to management’s investment strategy to shorten the portfolio duration, shift to higher rated securities, and increase tax-exempt holdings.  Our duration decreased to 3.2 years at September 30, 2005 from 3.4 years at December 31, 2004.

Net Realized Gains on Investments.  Net realized gains on investments was $58 for the third quarter of 2005 compared to $712 for the third quarter of 2004.  Net realized gains on investments decreased to $454 for the nine months ended September 30, 2005 from $1,316 for the comparable 2004 period.

The gross unrealized appreciation (depreciation) of investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, was as follows:

	September 30, 2005
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$131,070	$182	$(2,189)	$129,063
Obligations of states and political subdivisions	322,420	5,362	(2,601)	325,181
Asset-backed securities	100,437	456	(994)	99,899
Corporate and other securities	138,945	2,846	(1,161)	140,630
Subtotal, fixed maturity securities	692,872	8,846	(6,945)	694,773
Equity securities	2,057	100	—	2,157
Totals	$694,929	$8,946	$(6,945)	$696,930

(1) Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $122,902 at amortized cost and $120,921 at estimated fair value as of September 30, 2005. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

As of September 30, 2005, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody’s which received S&P ratings of AA/A or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	September 30, 2005
	Fair Value	Percent
U.S. Government and Government Agency Fixed Income Securities	$129,063	18.6%
Aaa/Aa	434,994	62.6%
A	85,588	12.3%
Baa	45,128	6.5%
Total	$694,773	100.0%

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

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2005.

	September 30, 2005
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$63,810	$620	$53,778	$1,569	$117,588	$2,189
Obligations of states and political subdivisions	56,622	796	91,759	1,805	148,381	2,601
Asset-backed securities	52,481	677	15,667	317	68,148	994
Corporate and other securities	49,379	654	17,419	507	66,798	1,161
Total temporarily impaired securities	$222,292	$2,747	$178,623	$4,198	$400,915	$6,945

The unrealized losses recorded on the fixed maturity investment portfolio at September 30, 2005 resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

Of the $6,945 gross unrealized losses as of September 30, 2005, $4,790 relates to fixed maturity obligations of states and political subdivisions and U.S. government agencies. The remaining $2,155 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate and other fixed maturity securities.

During the three and nine months ended September 30, 2005 and 2004, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned.  Finance and other service income increased by $224, or 5.5%, to $4,322 for the third quarter of 2005 from $4,098 for the comparable 2004 period.  Finance and other service income increased by $570, or 4.9%, to $12,268 for the nine months ended September 30, 2005 from $11,698 for the comparable 2004 period. This resulted from increases in premium installment billing fees primarily due to growth in the number of policies.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred during the third quarter of 2005 decreased by $13,534, or 13.1%, to $89,748 from $103,282 for the comparable 2004 period. Losses and loss adjustment expenses incurred during the nine months ended September 30, 2005 decreased by $26,489, or 8.3%, to $293,720 from $320,209 for the comparable 2004 period. Our GAAP loss ratio for the third quarter of 2005 decreased to 57.0% from 69.1% for the comparable 2004 period.  Our GAAP loss ratio for the nine months ended September 30, 2005 decreased to 62.4% from 72.8% for the comparable 2004 period.  Our GAAP loss ratio excluding loss adjustment expenses for the third quarter of 2005 decreased to 50.2% from 62.4% for the comparable 2004 period. Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2005 decreased to 55.6% from 65.9% for the comparable 2004 period.   The loss ratio improved as a result of a decrease in personal and commercial automobile bodily injury claim frequency, $18,212 of favorable loss development in CAR prior year results, and $9,250 of favorable loss development in our personal automobile line of business for the nine months ended September 30, 2005 compared to $3,248 of favorable loss development in CAR prior year results, $2,001 of favorable loss development in our homeowners line of business, and $3,000 of adverse loss development in our personal automobile line of business for the comparable 2004 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the third quarter of 2005 increased by $560, or 1.5%, to $36,769 from $36,209 for the comparable 2004 period. Underwriting, operating and related expense for the nine months ended September 30, 2005 increased by $6,686, or 6.3%, to $113,335 from $106,649 for the comparable 2004 period.  Our GAAP expense ratios for the third quarter of 2005 decreased to 23.3% from 24.2% for the comparable 2004 period. Our GAAP expense ratios for the nine months ended September 30, 2005 decreased to 24.1% from 24.2% for the comparable 2004 period.

Although we have not received written notice from the Massachusetts Insurers Insolvency Fund (“Insolvency Fund”) regarding 2005 actions to be taken by the Insolvency Fund, based upon existing knowledge that a reimbursement of prior year assessments has been approved by the Board of Directors of the Insolvency Fund, we reduced our estimated potential assessments to $0 for 2005, which resulted in a reduction to underwriting expenses of $1,300 for the three months ended September 30, 2005 compared to additional underwriting expenses related to assessments of $825 and $2,538 for the three and nine months ended September 30, 2004.

Interest Expenses.  Interest expense for the third quarter of 2005 was $262 compared to $168 for the comparable 2004 period.  Interest expense for the nine months ended September 30, 2005 was $710 compared to $480 for the comparable 2004 period.

Income Tax Expense.  Our effective tax rate was 29.2% and 29.4% for the third quarter of 2005 and 2004, respectively.  Our effective tax rate was 30.7% and 30.8% for the nine months ended September 30, 2005 and 2004, respectively.  These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income and a $1,161 tax benefit recorded as a reduction to income tax expense for the three and nine months ended September 30, 2005.  This tax benefit represents a reduction in federal income tax reserves for tax years 2001 through 2003 during the third quarter of 2005 upon completion of an examination of the Company’s federal income tax returns for the tax periods ended December 31, 2003, 2002, and 2001 by the Internal Revenue Service.

Net Income.  Net income for the third quarter of 2005 increased by $15,298, or 100.8%, to $30,475 from $15,177 for the comparable 2004 period. Net income for the nine months ended September 30, 2005 increased by $36,396, or 114.4%, to $68,223 from $31,827 for the comparable 2004 period. This increase was primarily due to the increase in premiums and decrease in the loss ratio, as discussed above.

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

Net cash provided by operating activities was $81,105 and $89,674 during the nine months ended September 30, 2005 and 2004, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $50,997 during the nine months ended September 30, 2005 compared to $15,966 of cash provided by investing activities during the nine months ended September 30, 2004. This was primarily the result of greater sales of fixed maturities in 2004.

Net cash used for financing activities was $4,207 and $3,187 during the nine months ended September 30, 2005 and 2004, respectively, primarily from dividends paid to shareholders in excess of proceeds from stock option exercises.

Credit Facility

Concurrent with the closing of our November 27, 2002 intial public offering (“IPO”) and repayment of the old credit facility, Safety obtained a new $30,000 revolving credit facility. Safety borrowed the entire $30,000 under this credit facility at the closing of the IPO and paid down the balance to $19,956 on December 5, 2002 with the approximately $10,000 net proceeds from the exercise of the underwriter’s over-allotment option for 900,000 shares of our common stock. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.5% above the federal funds rate plus 1.5% per annum.  Interest only is payable prior to maturity. The obligations of Safety under the credit facility are secured by pledges of the assets of Safety and the capital stock of Safety’s operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of Safety. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of September 30, 2005, we were in compliance with all such covenants.

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

Regulatory Matters

Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, without the approval of the Commissioner and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2004, the statutory surplus of Safety Insurance was $278,161, and its net income for 2004 was $42,251. As a result, a maximum of $42,251 is available in 2005 for such dividends without prior approval of the Commissioner. During the nine months ended September 30, 2005, Safety Insurance recorded dividends to Safety of $7,936.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On November 3, 2005, our Board approved a quarterly cash dividend on our common stock of $0.18 per share, payable on December 15, 2005 to shareholders of record on December 1, 2005.  On August 18, 2005, our Board approved a quarterly cash dividend on our common stock of $0.18 per share, or $2,832, which was paid on September 15, 2005. On May 19, 2005, our Board approved a quarterly cash dividend on our common stock of $0.12 per share, or $1,881, which was paid on June 15, 2005. On February 17, 2005, our Board approved a quarterly cash dividend on our common stock of $0.12 per share, or $1,861, which was paid on March 15, 2005. We plan to continue to declare and pay quarterly cash dividends in 2006, depending on our financial position and the regularity of our cash flows.

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

Contractual Obligations

We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At September 30, 2005, certain long-term aggregate contractual obligations and credit-related commitments are as follows:

	Within	Two to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Loss and LAE Reserves	$223,348	$200,558	$27,349	$4,558	$455,813
Debt	—	19,956	—	—	19,956
Capital lease obligations	223	98	—	—	321
Operating leases	2,886	5,918	802	—	9,606
Total contractual obligations	$226,457	$226,530	$28,151	$4,558	$485,696

As of September 30, 2005, the Company had loss and LAE reserves of $455,813, reinsurance recoverables of $81,293 and net loss and LAE reserves of $374,520. Our loss and LAE reserves are estimates as described in more detail under “Critical Accounting Policies and Estimates”. The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

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

Item 3.     Quantitative and Qualitative Information about Market Risk (Dollars in thousands)

Market Risk.  Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. We have exposure to market risk through our investment activities and our financing activities. Our primary market risk exposure is to changes in interest rates. We may use both fixed and variable rate debt as sources of financing; at present all of our debt is at variable rates.  We have not entered, and do not plan to enter, into any derivative financial instruments for trading or speculative purposes.

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

	As of September 30, 2005
	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
Estimated fair value	$722,135	$694,773	$667,314
Estimated increase (decrease) in fair value	27,362	—	(27,459)

An important market risk for all of our outstanding long-term debt is interest rate risk. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. At September 30, 2005 we had $19,956 of debt outstanding under our credit facility at a variable rate of 5.7%. A 2.0% change in the prevailing interest rate on our variable rate debt would result in interest expense fluctuating approximately $400 for 2005, assuming that all of such debt is outstanding for the entire year.

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

Date: November 9, 2005

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