Form 10-K
period 2005-12-31
SAFETY INSURANCE GROUP INC
filed 2006-03-16
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 000-50070

SAFETY INSURANCE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4181699
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20 Custom House Street, Boston, Massachusetts 02110

(Address of principal executive offices including zip code)

(617) 951-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 par value per share	NASDAQ National Market

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    ☐   No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.   Yes    ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer   ☐   Accelerated filer   ☒   Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the registrant’s voting and non-voting common equity (based on the closing sales price on NASDAQ) held by non-affiliates of the registrant as of June 30, 2005, was approximately $414,203,996.

As of March 10, 2006, there were 15,863,808 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 19, 2006, which Safety Insurance Group, Inc. (the “Company,” “we,” “our,” “us”) intends to file within 120 days after its December 31, 2005 year-end, are incorporated by reference into Part III hereof.

SAFETY INSURANCE GROUP, INC.

In this Form 10K, all dollar amounts are presented in thousands, except average premium, share and per share data.

PART I.

ITEM 1.                BUSINESS

A.  General

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 80.3% of our direct written premiums in 2005), we offer a portfolio of property and casualty insurance products, including commercial automobile, homeowners, dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts through our insurance subsidiaries, Safety Insurance Company (“Safety Insurance”) and Safety Indemnity Insurance Company (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 637 independent insurance agents in 743 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile carrier, capturing an approximate 11.3% share of the Massachusetts private passenger automobile insurance market, and the fourth largest commercial automobile carrier, with a 9.0% share of the Massachusetts commercial automobile insurance market, in 2005 according to statistics compiled by Commonwealth Automobile Reinsurers (“CAR”). In addition, we were also ranked the 48th largest automobile writer in the country according to A.M. Best, based on 2004 direct written premiums. We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

Our share of the Massachusetts private passenger automobile insurance market has grown from 9.8% in 2000 to 11.3% in 2005. As a result of this increased market share and the expansion of our product offerings, our direct written premiums have increased by 51.9% between 2000 and 2005, from $427,457 to $649,113. We have also maintained profitability in part by managing our cost structure through, for example, the use of technology.

Website Access to Information

The Internet address for our website is www.SafetyInsurance.com. All of our press releases and SEC reports are available for viewing or download at our website. These documents are made available on our website as soon as reasonably practicable after each press release and SEC report is filed with, or furnished to, the SEC. Copies of any current public information about our company are available without charge upon written, telephone, faxed or e-mailed request to the Office of Investor Relations, Safety Insurance Group, Inc., 20 Custom House Street, Boston, MA 02110, Tel: 877-951-2522, Fax: 617-603-4837, or e-mail: InvestorRelations@SafetyInsurance.com. The materials on our website are not part of this report on Form 10-K or incorporated by reference into this report and the URL above is intended to be an inactive textual reference only.

Our Competitive Strengths

We Have Strong Relationships with Independent Agents.   In 2004, independent agents accounted for approximately 80.5% of the Massachusetts automobile insurance market measured by direct written premiums as compared to only about 42.0% nationwide, according to A.M. Best. For that reason, our strategy is centered around, and we sell exclusively through, a network of 637 independent agents (of which 203 are Exclusive Representative Producers (“ERPs”)) in 743 locations throughout Massachusetts. In order to support our independent agents and enhance our relationships with them, we:

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

We Have an Uninterrupted Record of Profitable Operations.   In every year since our inception in 1979, we have been profitable and increased our direct written premiums from the prior year. We have achieved profitable growth by, among other things:

•       Increasing by 19.7% the number of private passenger automobile exposures we underwrite from 392,889 in 2000 to 470,221 in 2005 and the average premium we receive per automobile exposure from $915 to $1,093;

•       Maintaining a statutory combined ratio (refer to page 41 for a definition of statutory combined ratio) that is consistently below industry averages;

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

We Are a Technological Leader.   We have dedicated significant human and financial resources to the development of advanced information systems. Our technology efforts have benefited us in two distinct ways. First, we continue to develop technology that empowers our independent agent customers to make it easier for them to transact business with their clients and with the Insurance Subsidiaries. In our largest business line, private passenger automobile insurance, our agents now submit approximately 98% of all applications for new policies or endorsements for existing policies to us electronically through our proprietary information portal, the Agents Virtual Community (“AVC”). Second, our investment in technology has allowed us to re-engineer internal back office processes to provide more efficient service at lower cost. Our adjusted statutory expense ratios have been below the average industry statutory expense ratio in each of the past five years. Our systems have also improved our overall productivity, as evidenced by our direct written premiums per employee increasing to $1,153 in 2005 from $835 in 2000.

We Have an Experienced, Committed and Knowledgeable Management Team.   Our senior management team owns approximately 10% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. Our senior management team, led by our President, Chief Executive Officer and Chairman of the Board, David F. Brussard, has an average of over 26 years of industry experience per executive, as well as an average of over 24 years of experience with Safety Insurance. The team has demonstrated an ability to operate successfully within the regulated Massachusetts private passenger automobile insurance market.

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

B.  The Massachusetts Property and Casualty Insurance Market

Introduction.   We are licensed by the Commonwealth of Massachusetts Commissioner of Insurance (“the Commissioner”) to transact property and casualty insurance in Massachusetts. All of our business is extensively regulated by the Commissioner.

The Massachusetts Market for Private Passenger Automobile Insurance.   Private passenger automobile insurance is heavily regulated in Massachusetts. In many respects, the private passenger automobile insurance market in Massachusetts is unique, in comparison to other states. This is due to a number of factors, including unusual regulatory conditions, the market dominance of domestic companies, the relative absence of large national companies, and the heavy reliance on independent insurance agents as the market’s principal distribution channel. For many insurance companies, these factors present substantial challenges, but we believe they provide us a competitive advantage, because, as our financial history shows, we have a thorough understanding of this market.

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

•       “Take All Comers.”  With very few exceptions, CAR, which is the residual market program for automobile insurance in Massachusetts, may not refuse to cover an applicant. Servicing carriers of CAR, such as us, may not refuse to issue a policy to an applicant based on the applicant’s driving record or other underwriting criteria commonly used by insurers in other states to decide whether to insure a motorist.

•       Standard Policy Form. The policy form that is used by all automobile insurers is developed by the Commissioner and must be used by all companies. The policy consists of several mandatory coverages: no fault coverage (i.e., “personal injury protection”); minimum limits of bodily injury and property damage liability coverage; and coverage for accidents caused by uninsured or hit-and-run motorists. In addition to these standard mandatory coverages, several additional optional coverages (such as higher bodily injury and property damage liability coverages, and collision and comprehensive coverages) must be offered. No carrier may offer any other type of coverage or deductible or use any form of policy endorsement without the prior approval of the Commissioner, which can be granted only after a formal hearing.

•       Premium Rates are “fixed and established” by the Commissioner. In Massachusetts, automobile insurance companies are obligated to use premium rates that are determined on an annual basis by the Commissioner. Beginning in 2007, the Commissioner’s annual rate decision will become effective on April 1 of each year. As a matter of law, the Commissioner’s rate must be adequate, which the Massachusetts courts have ruled requires that the rate be sufficient to allow insurers the opportunity to earn a reasonable rate of return. The rate setting process involves a lengthy and complex administrative proceeding in which the Commissioner considers historic information related to claim costs as well as outside factors affecting insurance costs. Different data is presented for the Commissioner’s consideration by the Automobile Insurers Bureau (on behalf of the insurance industry), the State Rating Bureau, and the Massachusetts Attorney General. At the close of this proceeding, the Commissioner sets a premium rate for each of several classes of drivers, many different types of vehicles, and twenty-seven different geographic territories within Massachusetts. The Commissioner usually sets the rate during the last quarter of the year. The Commissioner mandated an average rate decrease in private passenger automobile premiums of 1.7% for 2005. The Commissioner mandated  average rate increases of  2.5% and 2.7% for  2004 and 2003, respectively, and no rate change for 2002. The Commissioner announced on December 15, 2005, an 8.7% statewide average rate decrease for 2006 which will be in effect until April 1, 2007. In addition, the Commissioner annually establishes the minimum commission rate that insurers must pay their auto insurance agents. The Commissioner approved a commission rate, as a percentage of premiums of 10.9%, 10.5%, and 11.0% in 2005, 2004, and 2003, respectively. The Commissioner approved a commission rate of 11.8% for 2006 which will be in effect until April 1, 2007.

•       Safe Driver Insurance Plan. In other states, insurance companies are free to design their own systems for rewarding drivers with superior driving records by providing lower prices to such drivers and charging higher prices for drivers who have caused claims or who have poor driving records. In Massachusetts, all companies must use the system the Commissioner has developed. Known as the Safe Driver Insurance Plan, the system was revised effective January 1, 2006 and is based on points assessed for at-fault accidents and conviction of certain traffic violations. The Plan consists of a series of points ranging from 0 points to 45 points, with each point above 0 points imposing surcharges on motorists. The revised Plan offers credits to motorists with two excellent driver awards, an Excellent Driver Discount Plus  (Credit code 99) for a driver with no accidents or violations in the preceding 6 years, and an Excellent Driver Discount (Credit code 98) for a driver with no accidents or violations in the preceding 5 years. Each driver is assigned points by the state. The Safe Driver Insurance Plan system is revenue neutral, which means that the aggregate cost of the discounts must be funded by the aggregate income of the surcharges.

•       Price competition is limited. An insurer may charge less than the Commissioner’s fixed and established premium rates by offering discounts to all members of a particular class of motorists, but only if the discount is approved by the Commissioner after a public hearing. During the years 1996 to 2001, most insurance companies offered rate discounts for drivers with the best driving records. We offered competitively priced discounts during the 1996 to 2001 time period, but like most of our competitors, we have discontinued using these discounts since 2001. Only two companies offered such discounts in 2005, further reduced to one company in 2006.

•       Affinity Group Marketing. In addition to the use of class discounts, insurers can charge lower rates than the Commissioner’s fixed rate by providing discounts to all members of an affinity group. An affinity group consists of all of the employees of a particular employer or the members of a trade union, association or other organization. These discounts must be filed with the Commissioner and are subject to the Commissioner’s approval. We currently offer discounts to 184 groups representing approximately 9.3% of the private passenger automobile policies we issue, with discounts ranging from 3% to 5%.

•       Exclusive Representative Producers. As noted above, the Commissioner sets a different rate for each of twenty-seven territories in Massachusetts. The methodology the Commissioner uses to adjust the rates among each territory results in the reduction of rates in high cost urban communities from the actuarially appropriate rate while increasing rates in suburban and rural parts of Massachusetts. As a result, in the aggregate, rates in urban communities are considered inadequate by most insurers. In order to ensure that motorists living in such communities have access to automobile insurance, licensed insurance producers located in such areas who have not been appointed as a voluntary agent of a company may apply to CAR, to be appointed as an involuntary agent, or ERP, of an insurer selected by CAR. Under CAR’s current rules, ERPs are assigned to all insurers writing private passenger automobile insurance in Massachusetts. ERP assignments are intended to be based upon an insurer’s market share. The Commissioner approved a redistribution plan for ERPs, on January 27, 2006. On March 1, 2006, CAR reassigned 18 Safety ERPs with 25,590 exposures to other servicing carriers. In addition, CAR assigned 29 ERPs with 24,672 exposures from other servicing carriers to Safety Insurance, however 25 of these ERPs with 22,838 exposures were given voluntary contracts by their former servicing carrier or other carriers and are no longer eligible for assignment to Safety Insurance as ERPs. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

•       Commonwealth Automobile Reinsurers. In order to protect insurers from the assignment of ERPs and certain other insurance regulatory conditions, the Massachusetts Legislature created CAR, which runs a reinsurance pool. CAR is governed by a committee that is appointed by the Commissioner, but its rules and decisions are subject to the review and approval of the Commissioner. Under CAR’s current rules, companies may cede to the reinsurance pool policies that they determine are not likely to be profitable. As a result, CAR operates at an underwriting deficit. This deficit is allocated among every automobile insurance company based on a complex formula that takes into consideration a company’s voluntary market share, the amount of business it cedes to CAR and credits the company earns under a system CAR has designed to encourage carriers to voluntarily write business in selected under-priced classes and territories. We have developed underwriting and actuarial analysis systems to evaluate the profitability of ceding a risk to CAR or writing it voluntarily.

•       Proposed Reform of CAR. On December 31, 2004, the Commissioner approved new rules for CAR, which became effective on January 1, 2005 (the “Approved Rules”). Pursuant to the Approved Rules, CAR’s current system of assigning ERPs to each insurer and providing reinsurance to insurers is to be replaced by the Massachusetts Assigned Insurance Plan (the “MAIP”). The MAIP is a type of assigned risk plan similar to that used to manage the automobile insurance residual market in most other states. On January 14, 2005, we filed, on Form 8-K, an estimate of the financial impact the Approved Rules may have on us and we stated that a lawsuit had been filed in Suffolk Superior Court by Commerce Insurance Company against the Commissioner that seeks an order permanently enjoining implementation and/or enforcement of the Approved Rules. On June 20, 2005, the Massachusetts Superior Court ruled that the Commissioner lacked the statutory authority to implement the Approved Rules and ordered them vacated. As a result, the Approved Rules did not go into effect. The Commissioner appealed the decision of the Massachusetts Superior Court. On October 26, 2005, the Massachusetts Supreme Judicial Court agreed to take on direct appellate review of the Commissioner’s appeal. At the present time, we are unable to predict whether the Commissioner’s appeal will be successful. The Approved Rules and other recent related developments are discussed further in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

•       Dominance of Domestic Companies. Many large national private passenger automobile insurance writers, such as State Farm, Allstate, Progressive, Berkshire Hathaway (GEICO), and Farmers,

write very little or no private passenger automobile insurance business in Massachusetts. We actively participate in major industry policy-making organizations in Massachusetts, such as the Automobile Insurers Bureau and CAR, where our employees serve on a number of committees.

•       Prominence of Independent Insurance Agents. Finally, and perhaps most importantly to our Company’s success, approximately 80.5% of the direct written premiums in the Massachusetts automobile insurance market was placed by independent agents in 2004, according to A.M. Best. Nationally, independent agents wrote only about 42.0% of the automobile insurance market in 2004, according to A.M. Best. Accordingly, to be successful, a company must have a strategy designed to encourage the best agents to place their best business with that company. We have designed a system of agent commissions, profit sharing, bonuses and other strategies, such as our information technology capabilities, that we believe favorably distinguishes our company from our competitors. We aggressively market our company to independent agents in attempting to get the best agents and the best business.

C.               Products

Historically, we have focused on underwriting private passenger automobile insurance. Since 1997, we have expanded the breadth of our product line in order for agents to address a greater portion of their clients’ insurance needs by selling multiple products. The table below shows our premiums in each of these product lines for the periods indicated and the portions of our total premiums each product line represented.

	For the Years Ended December 31,
Direct Written Premiums	2005		2004		2003
Private passenger automobile	$521,062	80.3%	$509,038	81.0%	$463,199	81.0%
Commercial automobile	69,963	10.8	65,057	10.4	58,042	10.2
Homeowners	47,055	7.2	45,175	7.2	42,460	7.4
Business owners policies	7,073	1.1	5,332	0.8	4,301	0.8
Personal umbrella	1,645	0.3	1,647	0.3	1,579	0.3
Dwelling fire	1,878	0.3	1,728	0.3	1,729	0.3
Commercial umbrella	437	—	318	—	235	—
Total	$649,113	100.0%	$628,295	100.0%	$571,545	100.0%

Our product lines are as follows:

Private Passenger Automobile (80.3% of 2005 direct written premiums).   Private passenger automobile insurance is our primary product, and we support all Massachusetts policy forms and limits of coverage. Private passenger automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured’s car occupants, and physical damage coverage for an insured’s own vehicle for collision or other perils. We have priced our private passenger coverage competitively by offering group discounts since 1995 and Safe Driver Insurance Plan rate deviations from 1996 to 2001. Since 2001, we have not filed for any Safe Driver Insurance Plan deviation. We currently offer approximately 184 affinity group discount programs ranging from 3% to 5% discounts.

Commercial Automobile (10.8% of 2005 direct written premiums).   Our commercial automobile program supports all Massachusetts policy forms and limits of coverage including endorsements that broaden coverage over and above that offered on the standard Massachusetts policy forms. Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured’s own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business. We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers, and insure individual vehicles as well as commercial fleets. Commercial automobile policies are written at a standard rate with qualifying risks eligible for preferred lower rates. We received approval for a rate increase of 2.1% effective December 16, 2004, and did not file for a rate change during 2005.

Homeowners (7.2% of 2005 direct written premiums).   We offer a broad selection of coverage forms for qualified policyholders. Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy. We write policies on homes, condominiums, and apartments. We offer loss-free credits of up to 16% for eight years of loss free experience, along with a discount of 15% when a home is written together with an automobile. All forms of homeowners coverage are written at a standard rate with qualifying risks eligible for preferred lower rates. We received approval for a rate increase of 3.5% effective June 15, 2005.

Business Owners Policies (1.1% of 2005 direct written premiums).   We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses. Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss. Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers. We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

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

Personal Umbrella (Less than 1.0% of 2005 direct written premiums).   We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner’s insurance policies to clients. We offer a discount of 10% when an umbrella policy is written together with an automobile insurance policy. We write policies at standard rates with limits of $1.0 million to $5.0 million.

Dwelling Fire (Less than 1.0% of 2005 direct written premiums).   We underwrite dwelling fire insurance, which is a limited form of a homeowner’s policy for non-owner occupied residences. We offer superior construction and protective device credits, with a discount of 5% when a dwelling fire policy is issued along with an automobile policy. We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

Commercial Umbrella (Less than 1.0% of 2005 direct written premiums).   We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies. The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks. We write commercial umbrella policies at standard rates with limits ranging from $1.0 million to $5.0 million.

Inland Marine (Included in our Homeowners direct written premiums).   We offer inland marine coverage as an endorsement for all homeowners and business owner policies, and as part of our commercial package policy. Inland marine provides additional coverage for jewelry, fine arts and other items that a homeowners or business owner policy would limit or not cover. Scheduled items valued at more than $5 must meet our underwriting guidelines and be appraised.

Watercraft (Included in our Homeowners direct written premiums).   We offer watercraft coverage for small and medium sized pleasure craft with maximum lengths of 32 feet, values less than $75 and maximum speeds of 39 knots. We write this coverage as an endorsement to our homeowner’s policies.

In the wake of the September 11, 2001 tragedies, the insurance industry is also impacted by terrorism, and we have filed and received approval for a number of terrorism endorsements from the Commissioner, which limit our liability and property exposure according to the Terrorism Risk Insurance Act of 2002, and the Terrorism Risk Insurance Extension Act of 2005. See “J. Reinsurance,” discussed below.

D.              Distribution

We distribute our products exclusively through independent agents, unlike some of our competitors, which use multiple distribution channels. We believe this gives us a competitive advantage with the agents. We have two types of independent agents: those with which we have voluntarily entered into an agreement, which we refer to as voluntary agents, and those that CAR has assigned to us as ERPs. With the exception of our ERPs, we do not accept business from insurance brokers. Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority. We reserve the ability under Massachusetts law to cancel any coverage, other than private passenger automobile insurance, within the first 30 days after it is bound. In total, our 637 independent agents have 743 offices (some agencies have more than one office) and approximately 3,000 customer service representatives.

Voluntary Agents.   In 2005, we obtained approximately 73.6% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents. As of February 28, 2006, we had agreements with 434 voluntary agents. Our voluntary agents are located in all regions of Massachusetts.

We look for agents with profitable portfolios of business. To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year average ratio of losses, excluding loss adjustment expenses, to net earned premiums (“pure loss ratio”) of 64.0% or less on the portion of the agent’s portfolio that we would underwrite; (iii) currently write policies for a minimum of two automobile carriers; (iv) make a commitment for us to underwrite at least 500 policies from the agency during the first twelve months after entering an agreement with us; and (v) offer multiple product lines. Every year, we review the performance of our agents during the prior year. If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us. We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards. Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by premiums. No individual agency generated more than 3.0% of our direct written premiums in 2005.

Exclusive Representative Producers.   In 2005, our ERPs generated approximately 26.4% of our direct written premiums for automobile insurance. As of December 31, 2005, we had 86 private passenger automobile ERPs. CAR defines ERPs as licensed dwelling fire or casualty insurance agents or brokers who have a place of business in Massachusetts, but have no existing voluntary independent agency relationship with an automobile insurer conducting business in Massachusetts. An ERP’s policy portfolio typically includes a significant percentage of what are considered to be under-priced automobile policies.

Massachusetts law guarantees that CAR provide motor vehicle insurance coverage to all qualified applicants. To facilitate this system, under CAR’s current rules, any qualified licensed insurance producer that is unable to obtain a voluntary automobile relationship with an insurer becomes an ERP and is assigned to an insurer, which is then required to write that agent’s policies. The number of mandated ERP policies assigned to a Massachusetts insurance carrier is intended to be proportionate to its voluntary market share. However, because no insurer can control the relative volumes of voluntary and ERP business with certainty, carriers are usually either relatively oversubscribed or undersubscribed with ERP policies. Periodically, CAR assigns or re-assigns an ERP to the most undersubscribed insurer. According to the February 25, 2006 CAR Private Passenger Subscription Report, as of December 31, 2005, our ERP policies totaled 125,612, or approximately 99.3% of our market share percentage of ERP policies, making us the second most undersubscribed carrier as of that date.

E.               Marketing

We view the independent agent as our customer and business partner. As a result, our marketing efforts focus on developing interdependent relationships with leading Massachusetts agents that write profitable business and positioning ourselves as the preferred insurance carrier of those agents, thereby receiving a larger portion of each agent’s aggregate business. We do not market ourselves to potential policyholders.

Our principal marketing strategies are:

•       To offer a range of products, which we believe enables our agents to meet the insurance needs of their clients, and overcomes agents’ resistance to placing their clients’ automobile insurance and other coverages with different insurers;

•       To price our products competitively, including offering discounts when and where appropriate for safer drivers and for affinity groups, and also offering account discounts for policyholders that have both an automobile and homeowners policy with us;

•       To offer agents competitive commissions, with incentives for placing their more profitable business with us; and

•       To provide a level of support and service that enhances the agent’s ability to do business with its clients and with us.

Commission Schedule and Profit Sharing Plan.   We have several programs designed to attract profitable new private passenger automobile business from agents by paying them more than the minimum commission the law requires (which is 10.9% of premiums for 2005, and 11.8% in 2006). We recognize our top performing agents by making them members of our President’s Club or Executive Club. In 2006, President’s Club members receive a commission equal to 17.0% of premiums for each new policy with a safe driver credit code of 99 and 98 (drivers with no accidents or violations in the prior six and five years respectively), while Executive Club members receive a commission equal to 14.0% of premiums for such policies. In 2005, 68.1% of our drivers were in Safe Driver Insurance Plan steps 9 or 10 (similar to credit code 99 and 98), as compared to 68.6% for the Massachusetts private passenger automobile industry as a whole, based on the number of drivers per month in each step according to CAR.

Further, we have a competitive agency incentive commission program under which we pay agents up to 7.5% of premiums based on the loss ratio on their business.

We have received no inquiries from the Commissioner, the Massachusetts Attorney General, or any other government agency relative to how we conduct our contingent commissions and profit sharing programs.

Service and Support.   We believe that the level and quality of service and support we provide helps differentiate us from other insurers. We have made a significant investment in information technology designed to facilitate our agents’ business. Our AVC website helps agents manage their work efficiently. We provide a substantial amount of information online that agents need to serve their customers, such as information about the status of new policies, bill payments and claims. Providing this type of content reduces the number of customer calls we receive and empowers the agent’s customer service representatives by enabling them to respond to customers’ inquiries while the customer is on the telephone. Finally, we believe that the knowledge and experience of our employees enhance the quality of support we provide.

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

•       Determining which policies to cede to CAR’s reinsurance pool and which to retain; and

•       Evaluating whether to accept transfers of a portion of an existing or potential new agent’s portfolio from another insurer.

We are organized into three underwriting units, a separate unit for Massachusetts private passenger automobile, a separate unit for all other personal lines underwriting including homeowners, dwelling fire, personal umbrella and inland marine coverages, and a separate unit for commercial lines, including commercial auto, business owners policies, commercial umbrella and commercial package policies.

Pricing.   Our pricing strategy for private passenger automobile insurance primarily depends on the maximum permitted premium rates and minimum permitted commission levels mandated by the Commissioner. For several years prior to 2002, we offered discounts off the state-mandated rates to drivers in the lower Safe Driver Insurance Plan steps, as did a number of other insurers. However, starting in 1998, we began to reduce the discounts we offered, in light of the reductions or minimal increases in average rates the Commissioner has mandated in each year since 1998. We currently do not offer any Safe Driver Insurance Plan credit code-based discounts. Primarily as a result of reducing discounts and the purchasing of new cars by our insureds (for which we are permitted to charge higher premiums), our average premium received per policy increased 6.9% in 2003, 6.1% in 2004 and 0.1% in 2005.

In addition to Safe Driver Insurance Plan discounts, we also offer group discounts to members of 184 affinity groups, including the Boston College Alumni Association, the Massachusetts Bar Association and the Massachusetts Medical Society. In general, we target affinity groups with a mature and stable membership base along with favorable driving records, offering between a 3% and 5% discount (with 4% being the average discount offered). Approximately 9.3% of the private passenger policies we issue receive an affinity group discount.

CAR and the Commissioner set the premium rates for commercial automobile policies reinsured through CAR. Subject to Commissioner review, we set rates for commercial automobile policies that are not reinsured through CAR, and for all other insurance lines we offer, including homeowners, dwelling fire, personal umbrella, commercial umbrella, commercial package policies and business owner policies. We base our rates on industry loss cost data, our own loss experience, catastrophe modeling and prices charged by our competitors in the Massachusetts market. We received approval for a rate increase of 2.1% for our commercial automobile line effective December 16, 2004, and also received approval for a rate increase of 3.5% for our homeowners line effective June 15, 2005.

Cede/Retain Decisions.   Under CAR’s current rules, we must decide, within 23 days after the effective date of a new policy or before renewing an existing policy, whether to cede it to CAR’s reinsurance pool. Each Massachusetts automobile insurer must bear a portion of the losses of the reinsurance pool. Under CAR’s current rules, we are able to reduce our total allocated share of the losses of the reinsurance pool by ceding less business to the pool than our proportionate share. As a result, in determining whether to cede an under priced policy to CAR’s private passenger automobile reinsurance pool, we attempt to evaluate whether we are likely to incur greater total losses by ceding it to the pool or by retaining it. According to the February 27, 2006 CAR Cession Volume Analysis—Private Passenger Report, as of December 31, 2005, we have ceded 6.9% of our private passenger automobile business to the pool in 2005, compared to an average of 6.2% for the industry. Our goal is to cede only those policies that incur less total losses resulting from a cession to CAR, than the total losses incurred by retaining the policy.

CAR also runs a reinsurance pool for commercial automobile policies. We analyze whether to cede or retain our business in that line in a similar fashion. According to the January 31, 2006 CAR Cession Volume Analysis-All Other Than Private Passenger Report, as of December 31, 2005, we have ceded 17.3% of our commercial automobile business to the pool in 2005, compared to an average of 26.2% for the industry.

Bulk Policy Transfers and New Voluntary Agents.   From time to time, we receive proposals from existing voluntary agents to transfer a portfolio of the agent’s business from another insurer to us. Our underwriters model the profitability of these portfolios before we accept these transfers. Among other things, we usually require that the portfolio have a pure loss ratio of 64.0% or less on the portion of the agent’s portfolio that we would underwrite. In addition, we require any new voluntary agent to commit to transfer a portfolio to us consisting of at least 500 policies.

Policy Processing and Rate Pursuit.   Our underwriting department assists in processing policy applications, endorsements, renewals and cancellations. In the past three years, we have introduced new proprietary software that enables agents to connect to our network and enter policy and endorsement applications for private passenger automobile insurance from their office computers. In our private passenger automobile insurance line, our agents now submit approximately 98% of all applications for new policies or endorsements for existing policies through our proprietary information portal, the AVC.

Our rate pursuit team aggressively monitors all insurance transactions to make sure we receive the correct premium for the risk insured. We accomplish this by verifying Massachusetts pricing criteria, such as proper classification of drivers, the make, model and age of insured vehicles and the availability of discounts. We verify that operators are properly listed and classified, assignment of operators to vehicles, vehicle garaging, vehicle pre-inspection requirements and in some cases the validity of discounts. In our homeowners and dwelling fire lines, our team has completed a project to update the replacement costs for each dwelling. We use third-party software to assist in these appraisal efforts.

G.              Technology

The focuses of our information technology effort are:

•       to constantly reengineer internal processes to allow more efficient operations, resulting in lower operating costs;

•       to make it easier for independent agents to transact business with us; and

•       to enable agents to efficiently provide their clients with a high level of service.

We believe that our technology initiatives have increased revenue and decreased cost. For example, these initiatives have allowed us to reduce the number of call-center transactions which we perform, and to transfer many manual processing functions from our internal operations to our independent agents. We also believe that these initiatives have contributed to our overall increases in productivity. In 1990, we had 399 employees and $154,997 in direct written premiums. As of December 31, 2005, we had 563 employees and $649,113 in direct written premiums, which represents an increase from $388 direct written premiums per employee in 1990 to $1,153 direct written premiums per employee in 2005.

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

Billing.   Proprietary billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders. We believe the sophistication of our direct bill system helps us to limit our bad debt expense. In both 2005 and 2004 our bad debt expense as a percentage of direct written premiums was less than 0.2%.

External Applications.   Agency employees can securely access business critical applications through our corporate extranet, which we call AVC. AVC includes Web-enabled applications, advanced security and an Internet-enabled communications network, which we believe constitutes many of our agents’ only high-speed Internet connection. We believe that AVC is unique to the Massachusetts private passenger automobile insurance industry because using AVC allows an agent to access a variety of vendors and other carriers over the Internet through a single portal. We currently have a patent application pending on AVC. The patent application pertains to the method and system by which AVC delivers customer services to independent insurance agents. The capability for agency personnel to schedule online appointments with third-party vendors (such as glass repair retailers and rental car agencies) for their clients is also available. We designed AVC to be scalable so that these types of vendors and potentially, other insurers, can link to the network and create a “once and done” environment for the independent agent.

Listed below are examples of the business critical applications agents may access through AVC.

New Business and Endorsement Processing.   Agents can perform new business and endorsement processing with our point of sale application. Agents can upload policy data to our system directly from their agency system or rate quote software in AVC’s secure Web environment without having to re-enter policy information.

Inquiry Access.   Inquiry Access is a customer service application designed to provide agency customer service representatives with real-time access to our database of insured information. This application allows agents to view the status of claims, billing and policy detail.

Policyholder Inquiry.   Policyholder Inquiry provides 24 hours a day, 7 days a week self-service account information to our policyholders through our website or through their independent agents’ websites. This application provides policyholders with round-the-clock access to billing and claims information.

Other Tools and Services   AVC gives agents access to electronic versions of underwriting manuals, which include updated guidelines for acceptable risks, commission levels and product pricing. Further, we have our agents using third party software (the XNET Cost Estimator from Marshall Swift/Boeck) that we make available through AVC to help assess home replacement costs. This initiative helps ensure that we receive the correct premium with respect to homeowners policies and provide the correct level of coverage against home loss. Finally, we provide agents a daily report of all their insurance transactions processed through AVC. This report allows our agents to monitor their performance and review profitability goals.

H.              Claims

Because of the unique differences between the management of casualty claims and property claims, we use separate departments for each of these types of claims.

Casualty Claims

We have a proven record of settling casualty claims below the industry average in Massachusetts. According to the Automobile Insurers Bureau, our average casualty claim settlement during the period from January 1994 through September 30, 2005 was $5,457, approximately 4.4% lower than the Massachusetts industry average of $5,707.

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

We believe the structure of our casualty claims unit allows us to respond quickly to claimants anywhere in the Commonwealth of Massachusetts. Comprising 124 people, the department is organized into distinct claim units that contain loss costs for soft tissue injuries. Field adjusters are located geographically for prompt response to claims, with our litigation unit focused on managing loss costs and litigation expenses for serious injury claims.

Additionally, we utilize a special unit to investigate fraud in connection with casualty claims. This special unit has one manager and eight employees. In cases where adjusters suspect fraud in connection with a claim, we deploy this special unit to conduct investigations. We deny payment to claimants in cases in which we have succeeded in accumulating sufficient evidence of fraud.

Property Claims

Our property claims unit handles property claims arising in our private passenger and commercial automobile, homeowners and other insurance lines. Process automation has streamlined our property claims function. Many of our property claims are now handled by the agents through AVC using our Power Desk software application. As agents receive calls from claimants, Power Desk permits the agent to immediately send information related to the claim directly to us and to an independent appraiser selected by the agent to value the claim. Once we receive this information, an automated system redirects the claim to the appropriate internal adjuster responsible for investigating the claim to determine liability. Upon determination of liability, the system automatically begins the process of seeking a subrogation recovery from another insurer, if liable. We believe this process results in a shorter time period from when the claimant first contacts the agent to when the claimant receives a claim payment, while enabling our agents to build credibility with their clients by responding to claims in a timely and efficient manner. We benefit from decreased labor expenses from the need for fewer employees to handle the reduced property claims call volume.

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

I.                   Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the expenses associated with investigating and paying the losses, or loss adjustment expenses. Every quarter, we review our reserves internally. Regulations promulgated by the Commissioner require us to annually obtain a certification from either a qualified actuary or an approved loss reserve specialist that our loss and loss adjustment expenses reserves are reasonable.

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

When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, management believes that our provision for net unpaid losses and loss adjustment expenses at December 31, 2005 is adequate to cover the ultimate net cost of losses and claims incurred as of that date.

Management calculates its loss and LAE reserves estimates, independently from the Company’s actuaries. The Company’s actuarial estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $332,266 to a high of $382,506 as of December 31, 2005. The Company’s loss and LAE reserves, based on management’s best estimate, were set at $370,166 as of December 31, 2005. The ultimate liability may be greater or less than reserves carried at the balance sheet date. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. We do not discount any of our reserves.

The following table presents development information on changes in the reserves for losses and loss adjustment expenses (“LAE”) of our Insurance Subsidiaries for the three years ended December 31, 2005.

	For the Years Ended December 31,
	2005	2004	2003
Reserves for losses and LAE, beginning of year	$ 450,897	$ 383,551	$ 333,297
Less reinsurance recoverable on unpaid losses and LAE	(84,167)	(73,539)	(66,661)
Net reserves for losses and LAE, beginning of year	366,730	310,012	266,636
Incurred losses and LAE, related to:
Current year	425,213	431,839	420,788
Prior years	(39,620)	(6,778)	181
Total incurred losses and LAE	385,593	425,061	420,969
Paid losses and LAE related to:
Current year	237,557	217,989	240,501
Prior years	144,600	150,354	137,092
Total paid losses and LAE	382,157	368,343	377,593
Net reserves for losses and LAE, end of year	370,166	366,730	310,012
Plus reinsurance recoverables on unpaid losses and LAE	80,550	84,167	73,539
Reserves for losses and LAE, end of year	$ 450,716	$ 450,897	$ 383,551

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $39,620 and $6,778 for the years ended December 31, 2005 and 2004, respectively. The Company’s prior year reserves increased by $181 for the year ended December 31, 2003. The decrease in prior year reserves during 2005 resulted from re-estimations of prior year ultimate loss and LAE liabilities and is primarily composed of reductions of $22,162 in Commonwealth Automobile Reinsurers (“CAR”) assumed reserves and $14,600 in the Company’s automobile reserves.  It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

The following table represents the development of reserves, net of reinsurance, for calendar years 1995 through 2005. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2005.

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

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995
Reserves for losses and LAE originally estimated	$ 370,166	$ 366,730	$ 310,012	$ 266,636	$ 227,377	$ 211,834	$ 206,613	$ 195,990	$ 195,145	$ 189,420	$ 175,125
Cumulative amounts paid as of:
One year later		144,600	150,354	137,092	118,141	114,016	107,937	92,791	75,233	68,246	56,912
Two years later			201,287	199,119	168,347	163,768	133,414	113,323	105,046	96,219	82,299
Three years later				225,350	196,340	185,398	154,395	135,024	125,574	111,706	93,866
Four years later					212,079	194,891	163,904	144,985	136,730	121,100	99,854
Five years later						204,290	167,829	149,549	141,843	126,924	103,384
Six years later							171,148	150,940	143,459	128,804	105,284
Seven years later								152,243	143,998	129,358	105,759
Eight years later									144,727	129,535	105,823
Nine years later										130,047	105,860
Ten years later											105,984

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995
Reserves re-estimated as of:
One year later		$ 327,110	$ 303,234	$ 266,817	$ 225,115	$ 204,531	$ 179,650	$ 169,940	$ 171,803	$ 161,083	$ 140,728
Two years later			291,100	269,941	227,771	206,340	176,008	156,590	153,846	144,727	125,496
Three years later				264,961	231,190	208,592	175,868	154,867	147,455	134,721	114,597
Four years later					229,699	209,517	176,029	154,530	146,059	131,694	108,705
Five years later						208,343	175,367	154,576	145,670	131,051	106,763
Six years later							174,469	153,926	145,612	130,903	106,578
Seven years later								153,920	145,465	130,735	106,545
Eight years later									145,452	130,599	106,396
Nine years later										130,590	106,213
Ten years later											106,169
Cumulative (redundancy) deficiency 2005		(39,620)	(18,912)	(1,675)	2,322	(3,491)	(32,144)	(42,070)	(49,693)	(58,830)	(68,956)

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995
Gross liability-end of year	$ 450,716	$ 450,897	$ 383,551	$ 333,297	$ 302,556	$ 302,131	$ 315,226	$ 311,846	$ 319,453	$ 326,802	$ 303,330
Reinsurance recoverables	80,550	84,167	73,539	66,661	75,179	90,297	108,613	115,856	124,308	137,382	128,205
Net liability—end of year	370,166	366,730	310,012	266,636	227,377	211,834	206,613	195,990	195,145	189,420	175,125
Gross estimated liability—latest		399,546	357,066	327,258	283,280	274,715	242,060	225,379	220,923	210,789	181,089
Reinsurance recoverables—latest		72,436	65,966	62,297	53,581	66,372	67,591	71,459	75,471	80,199	74,920
Net estimated liability—latest		327,110	291,100	264,961	229,699	208,343	174,469	153,920	145,452	130,590	106,169

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

The table also shows that we have substantially benefited in the current and prior years from releasing redundant reserves. Massachusetts private passenger automobile insurance pricing was very favorable in the early to mid-1990s and the reserves we established for business written during that period developed favorably, allowing us to release substantial reserves in following years. As maximum permitted rates declined in the latter part of the 1990s through 2001, and the redundancies resulting from favorable development of earlier years were released, our redundancies in subsequent years began to diminish. In the year ended December 31, 2003 we increased loss reserves by $181. In the year ended December 31, 2004 we released $6,778 in reserves related to prior years. In the year ended December 31, 2005 we released $39,620 in reserves related to prior years

As a result of our focus on core business lines since our founding in 1979, we believe we have no exposure to asbestos or environmental pollution liabilities.

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

We are selective in choosing our reinsurers, seeking only those companies that we consider to be financially stable and adequately capitalized. In an effort to minimize exposure to the insolvency of a reinsurer, we continuously evaluate and review the financial condition of our reinsurers. Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior). All of our other reinsures have an A.M. Best rating of “A” (excellent) or better except for Endurance Re, Montpelier Re and Amlin Bermuda which are rated “A-” (excellent).

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that currently protects us in the event of a “415-year storm” (that is, a storm of a severity expected to occur once in a 415 year period). We use various software products to measure our exposure to catastrophe losses to model the probable maximum loss to us for catastrophe losses such as hurricanes. In 2005, we purchased four layers of excess catastrophe reinsurance contracts providing coverage for property losses in excess of $10,000 up to a maximum of $250,000. Our reinsurers co-participation is 25.0% of $5,000 for the 1st layer, 90.0% of $15,000 for the 2nd layer, 90.0% of $30,000 for the 3rd layer, and 90.0% of $190,000 for the 4th layer.

In 2006, we have purchased three layers of excess catastrophe reinsurance contracts providing coverage for property losses in excess of $15,000 up to a maximum of $250,000. Our reinsurers co-participation is 90.0% of $15,000 for the 1st layer, 90.0% of $30,000 for the  2nd layer, and 90.0% of $190,000 for the 3rd layer.

We also have a casualty excess of loss reinsurance contract for large casualty losses occurring in our automobile, homeowners, dwelling fire, business owners policies, commercial package policies, personal umbrella and commercial umbrella lines of business in excess of $1,000 up to a maximum of $5,000, with an annual aggregate deductible of $500. We have property excess of loss reinsurance coverage for large property losses, with coverage in excess of $1,500 up to a maximum of $15,000, for our homeowners, business owner, and commercial package policies. In addition, we have a quota share reinsurance agreement under which we cede 90.0% of the premiums and losses under our personal and commercial umbrella policies. We also have a reinsurance agreement with Hartford Steam Boiler Inspection and Insurance Company, which is a quota share agreement under which we cede 100% of the premiums and losses for the equipment breakdown coverage under our business owner policies and commercial package policies.

In the wake of the September 11, 2001 tragedies, reinsurers have begun to exclude coverage for claims in connection with any act of terrorism. Our reinsurance programs for 2003, 2004, 2005 and 2006 excludes coverage for acts of terrorism, except for fire or collapse losses as a result of terrorism, under homeowners, dwelling fire, private passenger automobile and commercial automobile policies. For business owner policies and commercial package policies, terrorism is excluded if the total insured value is greater than $20,000.

The Terrorism Risk Insurance Act of 2002 (“TRIA”) was signed into law on November 26, 2002 and expired December 31, 2005. The Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) was signed into law on December 22, 2005, which reauthorizes TRIA for two years, while expanding the private sector role and reducing the federal share of compensation for insured losses under the program. The intent of this legislation is to provide federal assistance to the insurance industry for the needs of commercial insurance policyholders with the potential exposure for losses due to acts of terrorism. The TRIEA provides reinsurance for certified acts of terrorism. Effective January 1, 2006 we issued policy endorsements for all commercial policyholders to comply with TRIEA after obtaining Commissioner approval.

As of December 31, 2005, we had no material amounts recoverable from any reinsurer, excluding the residual markets described below. On March 10, 2005, our Board of Directors adopted a resolution that prohibits Safety from purchasing finite reinsurance without approval by the Board. To date, the Company has never purchased a finite reinsurance contract.

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

K.              Competition

The property and casualty insurance business is highly competitive and many of our competitors have substantially greater financial and other resources than we. We compete with both large national writers and smaller regional companies. Our competitors include companies, which, like us, serve the independent agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer rather than to an independent agency and, potentially, lower cost structures. A material reduction in the amount of business independent agents sell would adversely affect us. In the past, competition in the Massachusetts private passenger automobile market has included offering significant discounts from the maximum permitted rates, and there can be no assurance that these conditions will not recur. Further, we and others compete on the basis of the commissions and other cash and non-cash incentives provided to agents. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel. There can be no assurance that we will be able to compete effectively against these companies in the future.

In Massachusetts, as of December 31, 2005, 19 insurers actively wrote private passenger automobile insurance, according to CAR. Of these 19 insurers, 4 are national companies which use independent agents to sell their products, 8 are regional or Massachusetts-only companies which use independent agents to sell their products (including us) and 7 are national, regional or Massachusetts-only companies which sell their products directly to policyholders. Our principal competitors within the Massachusetts private passenger automobile insurance industry are both regional companies, Commerce Group, Inc. and Arbella Insurance Group, which held 29.9% and 9.1% market shares based on automobile exposures, respectively, in 2005 according to CAR.

L.                Employees

At December 31, 2005, we employed 563 employees. Our employees are not covered by any collective bargaining agreement. Management considers our relationship with our employees to be good.

M.            Investments

Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings. Our investment objective is to focus on maximizing total returns while investing conservatively. We maintain a high quality investment portfolio consistent with our established investment policy. As of December 31, 2005, there were no securities below investment grade (as defined by Moody’s, S&P, and the Securities Valuation Office of the NAIC (see further details below)) in our fixed income securities portfolio. According to our investment guidelines, no more than 1% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities), and no more than 0.5% of our portfolio may be invested in securities rated “BBB,” or the lowest investment grade assigned by Moody’s. We continually monitor the mix of taxable and tax-exempt securities, in an attempt to maximize our total after-tax return. Since 1986, our investment manager has been Deutsche Asset Management, formerly known as Scudder Investments.

The following table reflects the composition of our investment portfolio at December 31, 2005 and 2004:

	At December 31,
	2005		2004
	Estimated		Estimated
	Fair Value	% of Portfolio	Fair Value	% of Portfolio
U.S. Treasury securities and obligations
of U.S. Government agencies(1)	$125,220	17.5%	$124,162	18.7%
Obligations of states and political subdivisions	322,609	45.1	327,925	49.3
Asset-backed securities(1)	123,475	17.3	79,940	12.0
Corporate and other securities	141,234	19.8	131,482	19.8
Subtotal, fixed maturity securities	$712,538	99.7%	$663,509	99.8%
Equity securities	2,005	0.3	1,087	0.2
Totals	$714,543	100.0%	$664,596	100.0%

(1)          Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $115,284 and $120,636 at fair value and $117,766 and $120,729 at amortized cost as of December 31, 2005 and 2004, respectively. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

While we have held common equity securities in our investment portfolio in the past, as of December 31, 2005, we held no such securities in our investment portfolio, except for interests in mutual funds to fund the Safety Insurance Company Executive Incentive Compensation Plan, a non-qualified deferred compensation plan maintained for the purpose of providing deferred compensation to a select group of management. We made the decision to divest common equity securities in order to maximize the current investment income earned by our portfolio and to reduce our overall investment risk. We continuously evaluate market conditions and we expect in the future to purchase common equity securities.

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

The following table reflects our investment results for each year in the three-year period ended December 31, 2005:

	Year Ended December 31,
	2005	2004	2003
Average cash and invested securities (at cost)	$837,200	$734,576	$638,931
Net investment income(1)	$31,573	$27,259	$26,086
Net effective yield(2)	3.8%	3.7%	4.1%

(1)          After investment expenses, excluding realized investment gains (losses).

(2)          Net investment income for the period divided by average invested securities and cash for the same period.

Net effective yield increased in 2005 from 2004 due to higher yields on our short-term investments combined with a $72,871 increase in average cash and cash equivalents. Net effective yield declined in 2004 from 2003 as a result of management’s investment strategy to shorten the duration of our portfolio, shift to higher rated securities, and increase our tax-exempt holdings.

As of December 31, 2005, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody’s which received Standard and Poor’s ratings of A- or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	December 31, 2005
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$122,237	17.2%
Aaa/Aa	443,200	62.1
A	86,179	12.1
Baa	46,183	6.5
Not rated (Standard & Poor’s rating of A- or higher)	14,739	2.1
Total	$712,538	100.0%

Ratings are assigned by Moody’s, or the equivalent, as discussed above. Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

Moody’s rating system utilizes nine symbols to indicate the relative investment quality of a rated bond. Aaa rated bonds are judged to be of the best quality and are considered to carry the smallest degree of investment risk. Aa rated bonds are also judged to be of high quality by all standards. Together with Aaa bonds, these bonds comprise what are generally known as high grade bonds. Bonds rated A possess many favorable investment attributes and are considered to be upper medium grade obligations. Baa rated bonds are considered as medium grade obligations; they are neither highly protected nor poorly secured. Bonds rated Ba or lower (those rated B, Caa, Ca and C) are considered to be too speculative to be of investment quality.

The Securities Valuation Office of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The Securities Valuation Office assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor’s Ratings Services and Moody’s, while Categories 3-6 are the equivalent of below investment grade securities. Securities Valuation Office ratings are reviewed at least annually. At December 31, 2005, approximately 85.2% of our fixed maturity investments were rated Category 1, and 14.8% of our fixed maturity investments were rated Category 2, the two highest ratings assigned by the Securities Valuation Office. At December 31, 2005, we had no fixed maturity investments rated Category 3 or lower by the Securities Valuation Office.

The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2005:

	December 31, 2005
	Amount	Percent
Due in one year or less	$26,235	3.7%
Due after one year through five years	172,606	24.2
Due after five years through ten years	189,254	26.5
Due after ten years through twenty years	65,265	9.2
Due after twenty years	20,419	2.9
Asset-backed securities	238,759	33.5
Totals	$712,538	100.0%

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

N.              Ratings

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an “A (Excellent)” rating. Our “A” rating was reaffirmed by A.M. Best on November 22, 2004. Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from “A++ (Superior)” to “D (Very Vulnerable).” Publications of A.M. Best indicate that the “A” rating is assigned to those companies that in A.M. Best’s opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company’s securities.

In reaffirming Safety Insurance’s rating, A.M. Best recognized its excellent capitalization, sustained operating profitability, and favorable market position as an automobile insurer in Massachusetts. A.M. Best also noted among our positive attributes: favorable operating earnings in recent years; our disciplined underwriting approach; and expertise in the highly regulated Massachusetts automobile insurance industry. A.M. Best cited other factors that partially offset these positive attributes, including our geographic concentration, elevated underwriting leverage and limited product scope. We are subject to the competitive and highly regulated Massachusetts private passenger automobile market, which is characterized by mandated rates set by the Commissioner.

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

Insurance Regulation Concerning Dividends.   We rely on dividends from the Insurance Subsidiaries for our cash requirements. The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the stockholders of an insurance company. The Insurance Subsidiaries may not make an “extraordinary dividend” until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time. As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2005, the statutory surplus of Safety Insurance was $350,833 and its net income for 2005 was $92,432. A maximum of $92,432 will be available by the end of 2006 for such dividends without prior approval of the Division.

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

Protection Against Insurer Insolvency.   Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund. The Massachusetts Insurers Insolvency Fund must pay any claim up to $300 of a policyholder of an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within sixty days after the declaration of insolvency. Members of the Massachusetts Insurers Insolvency Fund are assessed the amount the Massachusetts Insurers Insolvency Fund deems necessary to pay its obligations and expenses in connection with handling covered claims. Subject to certain exceptions, assessments are made in the proportion that each member’s net written premiums for the prior calendar year for all property and casualty lines bore to the corresponding net written premiums for Massachusetts Insurers Insolvency Fund members for the same period. As a matter of Massachusetts law, insurance rates and premiums include amounts to recoup any amounts paid by insurers for the costs of the Massachusetts Insurers Insolvency Fund. With respect to private passenger automobile insurance rates and premiums, the Commissioner has historically made an adjustment in his or her annual rate decision reflecting any Massachusetts Insurers Insolvency Fund-related costs reported by the industry in its rate filing. By statute, no insurer in Massachusetts may be assessed in any year an amount greater than two percent of that insurer’s direct written premium for the calendar year prior to the assessment. We account for allocations from the Massachusetts Insurers Insolvency Fund as underwriting expenses. In 2004 and 2003 we incurred charges of $2,538 and $3,423, respectively, for our allocation from the Massachusetts Insurers Insolvency Fund for the insolvencies of other insurers. In 2005, we received a refund of prior years’ assessments of $50. CAR also assesses its members as a result of insurer insolvencies. Because CAR is not able to recover an insolvent company’s share of the net CAR losses from the Massachusetts Insurers Insolvency Fund, CAR must increase each of its member’s share of the deficit in order to compensate for the insolvent carrier’s inability to pay its deficit assessment. It is anticipated that there will be additional assessments from time to time relating to various insolvencies.

The Insurance Regulatory Information System.   The Insurance Regulatory Information System was developed to help state regulators identify companies that may require special financial attention. The Insurance Regulatory Information System consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the National Association of Insurance Commissioners’ database annually; each ratio has an established “usual range” of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

A ratio result falling outside the usual range of Insurance Regulatory Information System ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In 2005, all our ratios for both the Insurance Subsidiaries were within the normal range except for Net Change in Adjusted Policyholders’ Surplus which exceeded  the range. In 2004 and 2003, all our ratios for both the Insurance Subsidiaries were within the normal range except for Investment Yield, which fell below the range primarily due to our investment strategy to increase tax-exempt holdings in our portfolio.

Risk Based Capital Requirements.   The National Association of Insurance Commissioners (“NAIC”) has adopted a formula and model law to implement risk based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk based capital formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

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

The risk based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk based capital falls. The first level, the company action level, as defined by the NAIC, requires an insurer to submit a plan of corrective actions to the Commissioner if total adjusted capital falls below 200% of the risk based capital amount. The regulatory action level, as defined by the NAIC requires an insurer to submit a plan containing corrective actions and requires the Commissioner to perform an examination or other analysis and issue a corrective order if total adjusted capital falls below 150% of the risk based capital amount. The authorized control level, as defined by the NAIC, authorizes the Commissioner to take whatever regulatory actions he or she considers necessary to protect the best interest of the policyholders and creditors of the insurer which may include the actions necessary to cause the insurer to be placed under regulatory control, i.e., rehabilitation or liquidation, if total adjusted capital falls below 100% of the risk based capital amount. The fourth action level is the mandatory control level, as defined by the NAIC, which requires the Commissioner to place the insurer under regulatory control if total adjusted capital falls below 70% of the risk based capital amount.

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2005, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk based capital action level.

Regulation of Private Passenger Automobile Insurance in Massachusetts.   Our principal line of business is Massachusetts private passenger automobile insurance. As described in more detail above under “B. The Massachusetts Property and Casualty Insurance Market,” regulation of private passenger automobile insurance in Massachusetts differs significantly from how this line of insurance is regulated in other states. These differences include the requirements that the premium rate we and all insurers must charge is fixed and established by the Commissioner, that our ability and that of our competitors to deviate from the rate set by the Commissioner is restricted, and that some of our insurance producers are assigned to us as a matter of law. See “B. The Massachusetts Property and Casualty Insurance Market,” as discussed above.

ITEM 1A.        RISK FACTORS

An investment in our common stock involves a number of risks. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition, and a corresponding decline in the market price of our common stock.

Because we are primarily a private passenger automobile insurance carrier, our business may be adversely affected by conditions in this industry.

Approximately 80.3% of our direct written premiums for the year ended December 31, 2005 were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

Because we write insurance only in Massachusetts, our business may be adversely affected by conditions in Massachusetts.

All of our direct written premiums are generated in Massachusetts. Our revenues and profitability are therefore subject to prevailing regulatory, economic, demographic, competitive and other conditions in Massachusetts. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. Adverse regulatory developments in Massachusetts, which could include, among others, reductions in the maximum rates permitted to be charged, inadequate rate increases or more fundamental changes in the design or implementation of the Massachusetts automobile insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple states.

We have exposure to claims related to severe weather conditions, which may result in an increase in claims frequency and severity.

We are subject to claims arising out of severe weather conditions, such as rainstorms, snowstorms and ice storms, that may have a significant effect on our results of operations and financial condition. The incidence and severity of weather conditions are inherently unpredictable. There is generally an increase in claims frequency and severity under the private passenger automobile insurance we write when severe weather occurs because a higher incidence of vehicular accidents and other insured losses tend to occur as a result of severe weather conditions. In addition, we have exposure to an increase in claims frequency and severity under the homeowners and other property insurance we write because property damage may result from severe weather conditions.

Because some of our insureds live near the Massachusetts coastline, we also have a potential exposure to losses from hurricanes and major coastal storms such as Nor’easters. Although we purchase catastrophe reinsurance to limit our exposure to these types of natural catastrophes, in the event of a major catastrophe resulting in property losses to us in excess of $250.0 million, our losses would exceed the limits of this reinsurance.

If we are not able to attract and retain independent agents, it could adversely affect our business.

We market our insurance solely through independent agents. We must compete with other insurance carriers for the business of independent agents. Some of our competitors offer a larger variety of products, lower prices for insurance coverage or higher commissions. While we believe that the commissions and services we provide to our agents are competitive with other insurers, changes in commissions, services or products offered by our competitors could make it harder for us to attract and retain independent agents to sell our insurance products.

Established competitors with greater resources may make it difficult for us to market our products effectively and offer our products at a profit.

The property and casualty insurance business is highly competitive and many of our competitors have substantially greater financial and other resources than us. We compete with both large national writers and smaller regional companies. Further, our competitors include other companies which, like us, serve the independent agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer rather than to an independent agency and, potentially, lower cost structures. A material reduction in the amount of business independent agents sell would directly and negatively affect our profitability and our ability to compete with insurers that do not rely solely on the independent agency market to sell their products. In the past, competition in the Massachusetts personal auto insurance market has included offering significant discounts from the maximum permitted rates, and there can be no assurance that these conditions will not recur. Further, our Company and others compete on the basis of the commissions and other cash and non-cash incentives provided to agents. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts personal auto market, if one or more of these companies decided to aggressively enter the market it could reduce our share of the Massachusetts market and thereby have a material adverse effect on us. These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel.

As a holding company, Safety Insurance Group, Inc. is dependent on the results of operations of the Safety Insurance Company.

Safety Insurance Group, Inc. is a company and a legal entity separate and distinct from Safety Insurance Company, our principal operating subsidiary. As a holding company without significant operations of its own, the principal sources of Safety Insurance Group, Inc.’s funds are dividends and other distributions from Safety Insurance Company. Our rights to participate in any distribution of assets of Safety Insurance Company are subject to prior claims of policyholders, creditors and preferred stockholders, if any, of Safety Insurance Company  (except to the extent that our rights, if any, as a creditor are recognized). Consequently, our ability to pay debts, expenses and cash dividends to our stockholders may be limited. The ability of Safety Insurance Company to pay dividends is subject to limits under Massachusetts insurance law. Further, the ability of Safety Insurance Group, Inc. to pay dividends, and our subsidiaries’ ability to incur indebtedness or to use the proceeds of equity offerings, will be subject to limits under our revolving credit facility.

We are subject to comprehensive regulation by Massachusetts and our ability to earn profits may be restricted by these regulations.

General Regulation. We are subject to regulation by government agencies in Massachusetts, and we must obtain prior approval for certain corporate actions. We must comply with regulations involving:

•       transactions between an insurance company and any of its affiliates;

•       the payment of dividends;

•       the acquisition of an insurance company or of any company controlling an insurance company;

•       approval or filing of premium rates and policy forms;

•       solvency standards;

•       minimum amounts of capital and surplus which must be maintained;

•       limitations on types and amounts of investments;

•       restrictions on the size of risks which may be insured by a single company;

•       limitation of the right to cancel or non-renew policies in some lines;

•       regulation of the right to withdraw from markets or terminate involvement with agencies;

•       requirements to participate in residual markets;

•       licensing of insurers and agents;

•       deposits of securities for the benefit of policyholders; and

•       reporting with respect to financial condition.

In addition, insurance department examiners from Massachusetts perform periodic financial and market conduct examinations of insurance companies. Such regulation is generally intended for the protection of policyholders rather than security holders.

Massachusetts requires that all licensed property and casualty insurers bear a portion of the losses suffered by some insureds as a result of impaired or insolvent insurance companies by participating in the Massachusetts Insurers Insolvency Fund (“Insolvency Fund”). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer. In 2005, the Company received a refund of prior years’ assessments from the Insolvency Fund of $50. In 2004 and 2003, the Company received notice of assessments from the Insolvency Fund amounting to $2,538 and $3,423. These assessments were made by the Insolvency Fund to cover the cost of paying eligible claims of policyholders of these insolvent insurers, and by CAR, to recover the shares of net CAR losses that would have been assessed to the insolvent companies but for their insolvencies. In addition, Massachusetts has established an underwriting association in order to ensure that property insurance is available for owners of high risk property who are not able to obtain insurance from private insurers. The losses of this underwriting association are shared by all insurers that write property and casualty insurance in Massachusetts. We are assessed from time to time to pay these losses. The effect of these assessments could reduce our profitability in any given period and limit our ability to grow our business.

Because we are unable to predict with certainty changes in the political, economic or regulatory environments in Massachusetts in the future, there can be no assurance that existing insurance-related laws and regulations will not become more restrictive in the future or that new restrictive laws will not be enacted and, therefore, it is not possible to predict the potential effects of these laws and regulations on us.

Massachusetts Personal Auto Regulation. We are subject to the extensive regulation of the private passenger automobile insurance industry in Massachusetts. Owners of registered automobiles are required to maintain minimum automobile insurance coverages. Generally, we are required by law to issue a policy to any applicant who seeks it. We are assigned certain agents that have been unable to obtain a voluntary contract with another insurer, on the basis of our market share. We call these agents Exclusive Representative Producers or ERPs. In addition, we are required to participate in a state mandated reinsurance program run by CAR, to which we cede certain undesirable risks and from which we are allocated a portion of the program’s overall losses. This program operates at an underwriting deficit and results in expense for us. Our ability to earn profits may be restricted by these requirements.

Our marketing and underwriting strategies are limited by maximum premium rates and minimum agency commission levels for personal automobile insurance, which are mandated by the Commissioner. The Commissioner mandated an average rate decrease in private passenger automobile premiums of 1.7% for 2005. The Commissioner mandated average rate increases of 2.5% and 2.7% for 2004 and 2003, respectively, and no rate change for 2002. The Commissioner announced on December 15, 2005, a 8.7% statewide average rate decrease for 2006. In addition, the Commissioner annually establishes the minimum commission rate that insurers must pay their auto insurance agents. The Commissioner approved a commission rate, as a percentage of premiums of 10.9%, 10.5%, 11.0%, and 11.7% in 2005, 2004, 2003, and 2002, respectively. The Commissioner approved a commission rate of 11.8% for 2006. Premium rates are set following a proceeding in which the Commissioner considers historic information relating to claims costs as well as outside factors affecting insurance costs. If the information considered does not accurately predict the future benefit and expense costs of insurers, or if the Commissioner otherwise sets inadequate premium rates, our future profitability could be decreased. Future increases in commission rates would also decrease our profitability.

We may enter new markets and there can be no assurance that our diversification strategy will be effective.

Although we intend to concentrate on our core businesses in Massachusetts, we also may seek to take advantage of prudent opportunities to expand our core businesses into other states where we believe the independent agent distribution channel is strong. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in an unfamiliar market, we may not be successful in this diversification. Additionally, in order to carry out any such strategy we would need to obtain the appropriate licenses from the insurance regulatory authority of any such state. Today, we do not possess any licenses outside of Massachusetts and we could encounter unexpected regulatory obstacles that prevent us from obtaining these licenses in a timely fashion, or at all.

Our failure to maintain a commercially acceptable financial strength rating would significantly and negatively affect our ability to implement our business strategy successfully.

A.M. Best has currently assigned Safety Insurance an ‘‘A (Excellent)’’ rating. An ‘‘A’’ rating is A.M.Best’s third highest rating, out of 13 possible rating classifications for solvent companies. An ‘‘A’’ rating is assigned to insurers that in A.M. Best’s opinion have a strong ability to meet their ongoing obligations to policyholders. Moreover, an ‘‘A’’ rating is assigned to companies that have, on balance, excellent balance sheet strength, operating performance and business profile when compared to the standards established by A.M. Best. A.M. Best bases its ratings on factors that concern policyholders and not upon factors concerning investor protection. Such ratings are subject to change and are not recommendations to buy, sell or hold securities. An important factor in an insurer’s ability to compete effectively is its A.M. Best rating. Our A.M. Best rating is lower than those of some of our competitors. Any future decrease in our rating could affect our competitive position.

Our losses and loss adjustment expenses may exceed our reserves, which could significantly affect our business.

The reserves for losses and loss adjustment expenses that we have established are estimates of amounts needed to pay reported and unreported claims and related expenses based on facts and circumstances known to us as of the time we established the reserves. Reserves are based on historical claims information, industry statistics and other factors. The establishment of appropriate reserves is an inherently uncertain process. If our reserves are inadequate and are strengthened, we would have to treat the amount of such increase as a charge to our earnings in the period that the deficiency is recognized. As a result of these factors, there can be no assurance that our ultimate liability will not materially exceed our reserves and have a negative effect on our results of operations and financial condition.

Due to the inherent uncertainty of estimating reserves, it has been necessary, and may over time continue to be necessary, to revise estimated future liabilities as reflected in our reserves for claims and policy expenses. The historic development of reserves for losses and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts. Accordingly, it is not appropriate to extrapolate redundancies or deficiencies based on historical information.

If we lose key personnel, our ability to implement our business strategy could be delayed or hindered.

Our future success depends significantly upon the efforts of certain key management personnel, including David F. Brussard, our Chief Executive Officer and President. We maintain a $10.0 million key man life insurance policy on Mr. Brussard, the proceeds of which are payable to us, but do not maintain any key man insurance on any other executive. We have entered into employment agreements with Messrs. Brussard, Begley, Kerton, Krupa, Loranger, Patrick , Murphy, and Berry, the eight members of our Management Team. The loss of key personnel could prevent us from fully implementing our business strategy and could significantly and negatively affect our financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, and our ability to do so will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel.

Market fluctuations and changes in interest rates can have significant and negative effects on our investment portfolio.

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2005, 99.7% of our investment portfolio was invested in fixed maturity securities and 0.3% in common equity securities. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors.

We may not be able to successfully alleviate risk through reinsurance arrangements which could cause us to reduce our premiums written in certain lines or could result in losses.

In order to reduce risk and to increase our underwriting capacity, we purchase reinsurance. The availability and the cost of reinsurance protection is subject to market conditions, which are outside of our control. As a result, we may not be able to successfully alleviate risk through these arrangements. For example, if reinsurance capacity for homeowners risks were reduced as a result of terrorist attacks or other causes, we would seek to reduce the amount of homeowners business we write. In addition, we are subject to credit risk with respect to our reinsurance because the ceding of risk to reinsurers does not relieve us of our liability to our policyholders. A significant reinsurer’s insolvency or inability to make payments under the terms of a reinsurance treaty could have a material adverse effect on our results of operations and financial condition.

There are anti-takeover provisions contained in our organizational documents and in laws of the State of Delaware and the Commonwealth of Massachusetts that could impede an attempt to replace or remove our management or prevent the sale of our company, which could diminish the value of our common stock.

Our certificate of incorporation, bylaws and the laws of Delaware contain provisions that may delay, deter or prevent a takeover attempt that stockholders might consider in their best interests. For example, our organizational documents provide for a classified board of directors with staggered terms, prevent stockholders from taking action by written consent, prevent stockholders from calling a special meeting of stockholders, provide for supermajority voting requirements to amend our certificate of incorporation and certain provisions of our bylaws and provide for the filling of vacancies on our board of directors by the vote of a majority of the directors then in office. These provisions will render the removal of the incumbent board of directors or management more difficult. In addition, these provisions may prevent stockholders from receiving the benefit of any premium over the market price of our common stock offered by a bidder in a potential takeover. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

The Massachusetts insurance law prohibits any person from acquiring control of us, and thus indirect control of Safety Insurance, without the prior approval of the Commissioner. That law presumes that control exists where any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10% or more of our outstanding voting stock. Even persons who do not acquire beneficial ownership of more than 10% of the outstanding shares of our common stock may be deemed to have acquired such control if the Commissioner determines that such control exists in fact. Therefore, any person seeking to acquire a controlling interest in us would face regulatory obstacles which could delay, deter or prevent an acquisition that stockholders might consider in their best interests.

Section 203 of the General Corporation Law of Delaware, the jurisdiction in which Safety Group is organized, may affect the ability of an “interested stockholder” to engage in certain business combinations including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an interested stockholder. An interested stockholder is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of the corporation.

Future sales of shares of our common stock by our existing stockholders in the public market, or the possibility or perception of such future sales, could adversely affect the market price of our stock.

Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock, hold approximately 30% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. No prediction can be made as to the effect, if any, that future sales of shares by our existing stockholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time. Sales of substantial amounts of our common stock in the public market by our existing stockholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of 2005.

ITEM 4A.        EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

			Years
			Employed
Name	Age	Position	by Safety
David F. Brussard	54	President, Chief Executive Officer and Chairman of the Board	30
William J. Begley, Jr.	51	Vice President, Chief Financial Officer and Secretary	20
James D. Berry	46	Vice President—Insurance Operations	23
George M. Murphy	39	Vice President—Marketing	17
Robert J. Kerton	59	Vice President—Claims	19
David E. Krupa	45	Vice President—Claims Operations	23
Daniel D. Loranger	66	Vice President—Management Information Systems and Chief Information Officer	25
Edward N. Patrick, Jr.	57	Vice President—Underwriting	32
A. Richard Caputo, Jr.	40	Director	—
Frederic H. Lindeberg.	65	Director	—
Peter J. Manning	67	Director	—
David K. McKown	68	Director	—

David F. Brussard was appointed Chairman of the Board in March 2004 and President and Chief Executive Officer (“CEO”) in June 2001. Mr. Brussard has served as a Director of the Company since October 2001. Since January 1999, Mr. Brussard has been the CEO and President of the Insurance Subsidiaries. Previously, Mr. Brussard served as Executive Vice President of the Insurance Subsidiaries from 1985 to 1999 and as Chief Financial Officer and Treasurer of the Insurance Subsidiaries from 1979 to 1999. Mr. Brussard has been employed by one or more of our subsidiaries for over 30 years. Mr. Brussard is also Chairman of the Governing Committee and a member of the Budget Committee, Executive Committee and Nominating Committee of the Automobile Insurers Bureau of Massachusetts and is Vice Chairman of the Governing Committee, Chairman of the Governing Committee Review Panel, and a member of the Actuarial Committee of CAR. Mr. Brussard is also on the Board of Trustees of the Insurance Library Association of Boston.

William J. Begley, Jr. was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 4, 2002. Since January 1999, Mr. Begley has been the Chief Financial Officer and Treasurer of the Insurance Subsidiaries. Previously, Mr. Begley served as Assistant Controller of the Insurance Subsidiaries from 1985 to 1987, as Controller from 1987 to 1990 and as Assistant Vice President/Controller from 1990 to 1999. Mr. Begley has been employed by the Insurance Subsidiaries for over 20 years. Mr. Begley also serves on the audit committee of CAR and is a member of the Board of Directors of the Massachusetts Insurers Insolvency Fund.

James D. Berry was appointed Vice President of Insurance Operations of the Company on October 1, 2005. Mr. Berry has been employed by the Insurance Subsidiaries for over 23 years and has directed the Company’s Massachusetts Private Passenger line of business since 2001.

George M. Murphy was appointed Vice President of Marketing  on October 1, 2005. Mr. Murphy has been employed by the Insurance Subsidiaries for over 17 years and most recently served as Director of Marketing.

Robert J. Kerton was appointed Vice President of Casualty Claims of the Company on March 4, 2002. Mr. Kerton has served as Vice President of Casualty Claims of the Insurance Subsidiaries since 1986 and has been employed by the Insurance Subsidiaries for over 19 years. Mr. Kerton previously served 18 years with Allstate Insurance Company in various Massachusetts claim management assignments. Mr. Kerton serves as Chairman of the Automobile Insurers Bureau claims committee, vice chairman of the CAR claims committee and on the governing board of the Massachusetts Insurance Fraud Bureau.

David E. Krupa was appointed Vice President of Property Claims of the Company on March 4, 2002. Mr. Krupa has served as Vice President of Property Claims of the Insurance Subsidiaries since July 1990 and has been employed by the Insurance Subsidiaries for over 23 years. Mr. Krupa was first employed by the Company in 1982 and held a series of management positions in the Claims Department before being appointed Vice President in 1990. In addition, Mr. Krupa has been a member of several claims committees both at the Automobile Insurers Bureau and CAR.

Daniel D. Loranger was appointed Vice President of Management Information Systems of the Company on March 4, 2002. Mr. Loranger has served as Vice President of Management Information Systems and Chief Information Officer of the Insurance Subsidiaries since 1980 and has been employed by the Insurance Subsidiaries for over 25 years. Mr. Loranger began his data processing career with Raytheon Manufacturing in 1960. BEYOND COMPUTING MAGAZINE awarded Mr. Loranger the first place 2000 Partnership Award for the strategic alliance of technology with the Company’s business objectives and for development of internal software for the Company.

Edward N. Patrick, Jr was appointed Vice President of Underwriting of the Company on March 4, 2002. Mr. Patrick has served as Vice President of Underwriting of the Insurance Subsidiaries since 1979 and as Secretary since 1999. He has been employed by one or more of our subsidiaries for over 32 years. Mr. Patrick has served on several committees of CAR, including the market review, servicing carrier, statistical, automation and reinsurance operations committees. Mr. Patrick has also served on the CAR operations committee since 1984 and has served as its chairman since 1998.

A. Richard Caputo, Jr. has served as a director of the Company since June 2001. Mr. Caputo is a Senior Principal and was a Managing Director of The Jordan Company L.P. and its predecessors, a private investment firm, since 1990. Mr. Caputo is also a director of TAL International, Inc., Universal Technical Institute, Inc. and various privately held companies.

Frederic H. Lindeberg has served as a director of the Company since August 2004. Mr. Lindeberg has had a consulting practice providing taxation, management and investment counsel since 1991, focusing on finance, real estate, manufacturing and retail industries. Mr. Lindeberg retired in 1991 as Partner-In-Charge of various KPMG tax offices, after 24 years of service where he provided both accounting and tax counsel to various clients. Mr. Lindeberg was formerly an adjunct professor at Penn State Graduate School of Business. Mr. Lindeberg is currently a director of TAL International, Inc.

Peter J. Manning has served as a director of the Company since September 2003. Mr. Manning retired in 2003 as Vice Chairman of FleetBoston Financial, after 31 years with FleetBoston Financial Corporation (formerly BankBoston) where he also held the positions of Comptroller and Executive Vice President and Chief Financial Officer. Mr. Manning started his career with Coopers & Lybrand in 1962 prior to his 1972 employment with BankBoston. He currently is a director of Thermo Electron, and various non-profit companies and is Chairman of the Board of the Tournament Players Club of Boston.

David K. McKown has served as director of the Company since November 2002. Mr. McKown has been a Senior Advisor to Eaton Vance Management since 2000, focusing on business origination in real estate and asset-based loans. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993, where he focused on acquisitions and high-yield bank debt financings. Mr. McKown has been in the banking industry for 41 years, worked for BankBoston for over 32 years and had previously been the head of BankBoston’s real estate department, corporate finance department, and a managing director of BankBoston’s private equity unit. Mr. McKown is currently a trustee of Equity Office Properties Trust, and a director of Newcastle Investment Corp. and various privately held companies.

PART II.

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 10, 2006, there were 32 holders of record of the Company’s common stock, par value $0.01 per share, and we estimate another 8,400 held in “Street Name.”

The Company’s common stock (symbol: SAFT) is listed on the NASDAQ National Market. The following table sets forth the high and low sales prices per share for each full quarterly period within the Company’s two most recent fiscal years.

2005	High	Low
First Quarter	$40.54	$30.13
Second Quarter	$34.61	$26.20
Third Quarter	$37.23	$32.52
Fourth Quarter	$44.34	$34.27

2004	High	Low
First Quarter	$20.49	$17.00
Second Quarter	$22.55	$17.97
Third Quarter	$22.89	$19.00
Fourth Quarter	$32.33	$20.56

The closing price of the Company’s common stock on March 10, 2006 was $42.85 per share.

During 2005, the Company declared and paid four quarterly cash dividends to stockholders, which totaled $9,409. The Company’s Board of Directors declared a quarterly cash dividend on February 16, 2006 of $0.18 per share to stockholders of record on March 1, 2006 payable on March 15, 2006. The Company plans to continue to declare and pay quarterly cash dividends in 2006, depending on the Company’s financial position and the regularity of its cash flows. See 2005 and 2004 dividend information on page 60.

The Company relies on dividends from its Insurance Subsidiaries for a portion of its cash requirements. The payment by the Company of any cash dividends to the holders of common stock therefore depends on the receipt of dividend payments from its Insurance Subsidiaries. The payment of dividends by the Insurance Subsidiaries is subject to limitations imposed by Massachusetts law, as discussed in Item 1.O., Business, Supervision and Regulation, “Insurance Regulation Concerning Dividends,” and also in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2005. Prior to October 16, 2001, Thomas Black Corporation (“TBC”) was the ultimate parent company of Safety Insurance. In the Acquisition, on October 16, 2001, Safety Insurance Group, Inc. became the parent company of TBC.

The selected historical consolidated financial data for the years ended December 31, 2005, 2004 and 2003 and as of December 31, 2005 and 2004 have been derived from the financial statements of Safety Insurance Group, Inc. included in this annual report which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of and for the year then ended December 31, 2002 and for the successor period October 16, 2001 to December 31, 2001 and for the predecessor period January 1, 2001 to October 15, 2001 have been derived from Safety Insurance Group, Inc.’s consolidated financial statements not included in this annual report, which have been audited by PricewaterhouseCoopers LLP. As a result of the Acquisition, financial data for periods prior to the Acquisition may not be comparable with financial data for periods following the Acquisition.

We have prepared the selected historical consolidated financial data, other than statutory data, in conformity with U. S. generally accepted accounting principles (“GAAP”). We have derived the statutory data from the annual statements of our Insurance Subsidiaries filed with insurance regulatory authorities, which were prepared in accordance with statutory accounting practices, which vary in certain respects from GAAP.

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included in this Form 10-K in order to more fully understand the historical consolidated financial data.

	Successor					Predecessor
	Year Ended				October 16-	January 1-
	December 31,				December 31,	October 16,
	2005	2004	2003	2002	2001(1)	2001(1)
Direct written premiums	$649,113	$628,295	$571,545	$516,556	$80,238	$391,628
Net written premiums	632,836	618,923	566,970	517,614	82,980	382,486
Net earned premiums	622,831	592,292	540,248	489,256	100,175	347,098
Investment income	31,573	27,259	26,086	26,142	5,359	22,246
Net realized gains (losses) on investments	305	1,274	10,051	(277)	(4,284)	(766)
Finance and other service income	16,748	15,615	15,409	14,168	2,546	9,260
Total revenue	671,457	636,440	591,794	529,289	103,796	377,838
Loss and loss adjustment expenses	385,593	425,061	420,969	375,178	75,559	276,383
Underwriting, operating and related expenses	146,669	145,075	130,636	128,866	29,808	87,998
Transaction expenses(2)	—	—	—	—	3,874	5,605
Other expenses	—	—	—	6,250	—	—
Interest expenses	948	672	646	7,254	1,823	550
Total expenses	533,210	570,808	552,251	517,548	111,064	370,536
Income (loss) before income taxes	138,247	65,632	39,543	11,741	(7,268)	7,302
Income tax expense (benefit)	43,065	20,642	11,061	1,280	(1,666)	1,678
Income (loss) before extraordinary item and preferred share dividends	95,182	44,990	28,482	10,461	(5,602)	5,624
Excess of fair value of acquired net assets over purchase price	—	—	—	—	117,523	—
Net income before preferred share dividends	95,182	44,990	28,482	10,461	111,921	5,624
Dividends on mandatorily redeemable preferred shares	—	—	—	(1,219)	(280)	—
Net income available to common shareholders	$95,182	$44,990	$28,482	$9,242	$111,641	$5,624
Net income (loss) per common share before extraordinary item:
Basic	$6.11	$2.94	$1.87	$1.44	$(1.07)	$6.26
Diluted	$5.97	$2.90	$1.86	$1.38	$(1.07)	$6.26
Extraordinary item per common share:
Basic	$—	$—	$—	$—	$21.29	$—
Diluted	$—	$—	$—	$—	$21.29	$—
Net income per common share available to common shareholders:
Basic	$6.11	$2.94	$1.87	$1.44	$20.23	$6.26
Diluted	$5.97	$2.90	$1.86	$1.38	$20.23	$6.26
Cash dividends paid per common share	$0.60	$0.44	$0.34	$—	$—	$—
Weighted average number of common shares outstanding:
Basic	15,578,039	15,315,877	15,259,991	6,433,786	5,519,500	898,300
Diluted	15,953,737	15,526,892	15,340,047	6,699,338	5,810,000	898,300

	As of and for the Year ended December 31,
	2005	2004	2003	2002	2001(1)
Balance Sheet Data:
Total cash & investment securities	$877,570	$820,269	$699,920	$638,663	$529,286
Total assets	1,257,675	1,206,445	1,076,296	978,596	859,174
Losses and loss adjustment expenses reserves	450,716	450,897	383,551	333,297	302,556
Total debt	—	19,956	19,956	19,956	99,500
Total liabilities	869,726	901,111	808,276	733,344	727,512
Mandatorily redeemable preferred stock	—	—	—	22,680	—
Total shareholders' equity	387,949	305,334	268,020	245,252	108,982
Statutory Data:
Policyholders' surplus (at period end)	$350,833	$278,161	$258,551	$234,204	$220,081
Loss ratio(3)	61.9%	71.7%	78.0%	77.5%	78.8%
Expense ratio(3)	23.4	23.7	23.5	24.9	25.0
Combined ratio(3)	85.3%	95.4%	101.5%	102.4%	103.8%
GAAP Ratios:
Loss ratio(3)	61.9%	71.8%	77.9%	76.7%	78.7%
Expense ratio(3)	23.5	24.5	24.2	26.3	26.3
Combined ratio(3)	85.4%	96.3%	102.1%	103.0%	105.0%

(1)          In this financial presentation, the financial data for 2001 has been split into a predecessor period from January 1, 2001 to October 15, 2001 and a successor period from October 16, 2001 to December 31, 2001.

(2)          Our transaction expenses reflect the costs we incurred in connection with our October 16, 2001 acquisition of TBC. Please refer to our 2003 Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Acquisition” for further information.

(3)          The loss ratio is the ratio of losses and loss adjustment expenses to net earned premiums. The expense ratio, when calculated on a statutory accounting basis, is the ratio of underwriting expenses to net written premiums, and when calculated on a GAAP basis is the ratio of underwriting expense to net earned premiums. The combined ratio is the sum of the loss ratio and the expense ratio. Please refer to page 41 for a discussion on the comparison of the above statutory insurance ratios to our GAAP ratios.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto, which appear elsewhere in this document. In this discussion, all dollar amounts are presented in thousands, except share and per share data.

The following discussion contains forward-looking statements. We intend statements which are not historical in nature to be, and are hereby identified as “forward-looking statements” to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, the Company’s senior management may make forward-looking statements orally to analysts, investors, the media and others. This safe harbor requires that we specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of us. We cannot promise that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from and worse than our expectations. See “Forward-Looking Statements” on page 61 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

A. Executive Summary and Overview

In this discussion, “Safety” refers to Safety Insurance Group, Inc. and “our Company,” “we,” “us” and “our” refer to Safety Insurance Group, Inc. and its consolidated subsidiaries. Our subsidiaries consist of Safety Insurance Company (“Safety Insurance”), Safety Indemnity Insurance Company, Whiteshirts Asset Management Corporation (“WAMC”), f/k/a Thomas Black Insurance Agency, Inc., and Whiteshirts Management Corporation, f/k/a RBS, Inc., which is WAMC’s holding company.

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 80.3% of our direct written premiums in 2005), we offer a portfolio of other insurance products, including commercial automobile (10.8% of 2005 direct written premiums), homeowners (7.2% of 2005 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 1.7% of 2005 direct written premiums). Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance and Safety Indemnity Insurance Company (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 637 independent insurance agents in 743 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile insurance carrier in Massachusetts, capturing an approximate 11.3% share of the Massachusetts private passenger automobile market in 2005, according to the CAR Cession Volume Analysis Report of February 27, 2006, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

Massachusetts Automobile Insurance Market

We are subject to the extensive regulation of the private passenger automobile insurance industry in Massachusetts, which represented 80.3% of our direct written premiums in 2005. Owners of registered automobiles in Massachusetts are required to maintain minimum automobile insurance coverages. We are required to participate in a state-mandated reinsurance program run by CAR to which we cede certain unprofitable risks and from which we are allocated a portion of the overall losses. As a servicing carrier of CAR, we are required to issue a policy to all qualified applicants. This program operates at an underwriting deficit. This deficit is allocated among every Massachusetts automobile insurance company, including us, based on a complex formula that takes into consideration a company’s voluntary market share, the rate at which it cedes business to CAR, and the company’s utilization of a credit system CAR has designed to encourage carriers to reduce their use of CAR. In addition, based on our market share, we are assigned certain licensed producers by CAR that have been unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs.

On December 31, 2004, the Commissioner approved new rules for CAR, which became effective on January 1, 2005 (the “Approved Rules”). On January 14, 2005, we filed, on Form 8-K, an estimate of the financial impact the Approved Rules may have on us and we stated that a lawsuit had been filed in Suffolk Superior Court by Commerce Insurance Company against the Commissioner that seeks an order permanently enjoining implementation and/or enforcement of the Approved Rules. Certain ERPs, Arbella Mutual Insurance Company and the Center for Insurance Research intervened as plaintiffs and CAR intervened as a defendant in this lawsuit. On June 20, 2005, the Massachusetts Superior Court ruled that the Commissioner lacked the statutory authority to implement the Approved Rules and ordered them vacated. As a result, the Approved Rules did not go into effect. The Commissioner appealed the decision of the Massachusetts Superior Court. On October 26, 2005, the Massachusetts Supreme Judicial Court agreed to take direct appellate review of the Commissioner’s appeal. At the present time, we are unable to predict whether the Commissioner’s appeal will be successful.

On June 15, 2005, CAR approved rules to modify the ERP subscription relief process, making the reassignment of ERP exposures from an oversubscribed servicing carrier more timely and responsive, while enhancing equity in the ERP distribution for all servicing carriers (the “ERP Subscription Rules”). Also, the current practice of two and three-party agreements between ERPs and servicing carriers would be prohibited. On September 30, 2005, the Commissioner approved the ERP Subscription Rules, and instructed CAR to complete a redistribution of all ERPs that will establish for all servicing carriers overall parity in the quantity and quality of their ERP exposures. The redistribution plan for ERPs as adopted by the CAR Governing Committee on November 16 and December 14, 2005, was approved by the Commissioner on January 27, 2006. On January 31, 2006 CAR notified each reassigned ERP and all servicing carriers of the redistribution. According to the January 31, 2006 CAR Private Passenger ERP Redistribution Summary, 18 Safety ERPs with 25,590 exposures were assigned to other servicing carriers beginning with new business effective March 1, 2006 and renewal business May 1, 2006. In addition, CAR assigned 29 ERPs with 24,670 exposures from other servicing carriers to Safety, however 25 of these ERPs with 23,116 exposures were given voluntary contracts by their former servicing carrier or other carriers and are no longer eligible for assignment to Safety as ERPs. We expect that the redistribution of ERPs will eliminate our disproportionate share of high loss ratio ERP business, and would therefore result in a reduction of the expense we incur because of our disproportionate share of high loss ratio ERPs. However, it is possible that other servicing carriers or ERPs could bring challenges, with regards to the redistribution of ERPs, and as a result there can be no assurances that our expenses will be reduced.

On June 1, 2005, the Governor filed legislation that would introduce more competition into the Massachusetts automobile insurance marketplace, reduce rates for good drivers, target fraud and excessive personal injury costs, and allow insurers rate flexibility. At this time we are unable to predict whether the Governor’s legislation will be enacted by the legislature.

Beginning January 1, 2006 CAR has implemented a Limited Servicing Carrier Program (“LSC”) for ceded commercial automobile policies. CAR approved Safety and five other servicing carriers through a Request for Proposal to process approximately $200,000 of ceded commercial automobile business based on CAR data as of December 31, 2005, which will be spread equitably amongst the six servicing carriers.

Each year, the Commissioner sets maximum premium rates that may be charged and minimum commissions that must be paid to agents for private passenger automobile insurance. The Commissioner announced on December 15, 2005, a 8.7% statewide average private passenger automobile insurance rate decrease for 2006, compared to a 1.7% decrease for 2005. Coinciding with the 2006 rate decision, the Commissioner also approved an 11.8% commission rate agents receive for selling private passenger automobile insurance, as a percentage of premiums, compared to a commission rate of 10.9% in 2005.

While state-mandated average maximum private passenger automobile insurance rates decreased 1.7% for 2005, our average premium per automobile exposure in the year ended December 31, 2005 increased from the year ended December 31, 2004 by approximately 0.1%. This increase was primarily the result of purchases of new automobiles by our insureds. We believe that the continued benefits of our rate pursuit initiative, which validates insured rating classifications and discount eligibility, also contributed to the increase in our average premiums received per automobile exposure. The table below shows average Massachusetts-mandated private passenger automobile premium rate changes and changes in our average premium per automobile exposure from 1996-2005.

Massachusetts Private Passenger Rate Decisions

	State Mandated	Safety Change in
	Average Rate	Average Premium per
Year	Change(1)	Automobile Exposure(2)
2005	(1.7)%	0.1%
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%
1997	(6.2)%	(5.1)%
1996	(4.5)%	(7.7)%

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

•       Certain assets are included in the consolidated balance sheets whereas, under SAP, such assets are designated as “non admitted assets,” and charged directly against statutory surplus. These assets consist primarily of premium receivables that are outstanding over ninety days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements and prepaid expenses.

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

Our statutory insurance ratios are outlined in the following table:

	For the Years Ended December 31,
	2005	2004	2003
Statutory Ratios:
Loss Ratio	61.9%	71.7%	78.0%
Expense Ratio	23.4%	23.7%	23.5%
Combined Ratio	85.3%	95.4%	101.5%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written. Our GAAP insurance ratios are outlined in the following table:

	For the Years Ended December 31,
	2005	2004	2003
GAAP Ratios:
Loss Ratio	61.9%	71.8%	77.9%
Expense Ratio	23.5%	24.5%	24.2%
Combined Ratio	85.4%	96.3%	102.1%

Stock-Based Compensation

On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for a variety of awards, including nonqualified stock options (“NQSOs”), stock appreciation rights and restricted stock (“RS”) awards. On December 31, 2005, there were 225,958 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants outstanding under the Incentive Plan as of December 31, 2005 were comprised of 98,417 restricted shares and 496,086 nonqualified stock options. Grants made under the Incentive Plan are as follows:

			Exercise
Type of		Number of	Price(1) or
Equity		Awards	Fair Value(2)
Awarded	Effective Date	Granted	per Share		Vesting Terms	Expiration Date
NQSOs	November 27, 2002	379,000	$12.00	(1)	5 years, 20% annually	November 27, 2012
NQSOs	February 20, 2003	99,000	$13.30	(1)	5 years, 20% annually	February 20, 2013
NQSOs	March 31, 2003	292,000	$13.03	(1)	3 years, 30%-30% - 40%	March 31, 2013
NQSOs	August 21, 2003	10,000	$15.89	(1)	5 years, 20% annually	August 21, 2013
NQSOs	March 25, 2004	111,000	$18.50	(1)	5 years, 20% annually	March 25, 2014
RS	March 25, 2004	70,271	$18.50	(2)	3 years, 30%-30%- 40%	N/A
NQSOs	August 30, 2004	10,000	$21.40	(1)	5 years, 20% annually	August 30, 2014
NQSOs	March 16, 2005	78,000	$35.23	(1)	5 years, 20% annually	March 16, 2015
RS	March 16, 2005	56,770	$35.23	(2)	3 years, 30%-30% - 40%	N/A
RS	March 16, 2005	4,000	$35.23	(2)	No vesting period(3)	N/A

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. As of January 1, 2006 our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $250,000. Our catastrophe reinsurance protects us in the event of a “415-year storm” (that is, a storm of a severity expected to occur once in a 415-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior). All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better except for Montpelier Re, Endurance Re and Amlin Bermuda which are rated “A-” (Excellent). We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”) in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. At December 31, 2005, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

B. Critical Accounting Policies and Estimates

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonable possible estimations for net reserves of approximately $332,266 to $382,506 as of December 31, 2005, as compared to a range of $329,403 to $384,536 for 2004. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above.

The following tables present the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2005 and December 31, 2004.

Range of Net Reserves for Losses and LAE as of December 31, 2005

Line of Business	Low	Recorded	High
Private Passenger Auto	$253,277	$278,415	$288,410
Commercial Auto	47,135	51,946	52,772
Homeowners	25,185	30,745	31,750
All Other	6,669	9,060	9,574
Total	$332,266	$370,166	$382,506

Range of Net Reserves for Losses and LAE as of December 31, 2004

Line of Business	Low	Recorded	High
Private Passenger Auto	$269,766	$288,557	$309,590
Commercial Auto	39,397	48,793	47,666
Homeowners	18,401	24,085	20,854
All Other	1,839	5,295	6,426
Total	$329,403	$366,730	$384,536

The Company’s net loss and LAE reserves, based on management’s best estimate, were set at $370,166 as of December 31, 2005, as compared to $366,730 for 2004.

For our private passenger and commercial auto lines of business as of December 31, 2005, due to the relatively long time we have been writing these lines of insurance, and our stable long-term trends in frequency and severity, the range of reserves are relatively narrow compared to the mid-point estimation and we recorded reserves slightly higher than the mid-point of the range. For our private passenger line as of December 31, 2004 we recorded reserves at the mid-point of the range, and for our commercial automobile line of business we recorded reserves higher than the range due to our rapid growth in this line over the years prior to 2004.

For our homeowners and all other lines of business as of December 31, 2005, due to the relatively short time we have been writing these lines of business, and the resulting immature data available for our analysis, the range of reserves are relatively wide compared to the mid-point estimation and we recorded reserves closer to the high of the range of projections. For our homeowners and all other lines of business as of December 31, 2004, we recorded reserves higher than the range for homeowners and we recorded reserves very close to the high of the range of projections for all other lines of business.

The following tables present information by line of business for our net reserves for losses and LAE as of December 31, 2005 and December 31, 2004.

Net Reserves for Losses and LAE as of December 31, 2005

Line of Business	Direct less Ceded	Assumed	Net
Private Passenger Auto	$211,327
CAR assumed Private Passenger		$67,088
Net Private Passenger Auto			$278,415
Commercial Auto	36,982
CAR assumed Commercial Auto		14,964
Net Commercial Auto			51,946
Homeowners	23,497
FAIR Plan assumed Homeowners		7,248
Net Homeowners			30,745
All Other	9,060	—	9,060
Total Net Reserves for Losses and LAE	$280,866	$89,300	$370,166

Net Reserves for Losses and LAE as of December 31, 2004

Line of Business	Direct less Ceded	Assumed	Net
Private Passenger Auto	$203,892
CAR assumed Private Passenger		$84,665
Net Private Passenger Auto			$288,557
Commercial Auto	34,653
CAR assumed Commercial Auto		14,141
Net Commercial Auto			48,794
Homeowners	17,892
FAIR Plan assumed Homeowners		6,193
Net Homeowners			24,085
All Other	5,295	—	5,295
Total Net Reserves for Losses and LAE	$261,732	$104,999	$366,731

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

The CAR deficit, which consists of premium ceded to CAR less CAR losses and LAE, is allocated among every automobile insurance company writing business in Massachusetts based on a complex formula (the “Participation Ratio”) that takes into consideration a company’s voluntary market share, the amount of business it cedes to CAR and credits the company earns under a system CAR has designed to encourage carriers to voluntarily write business in selected under-priced classes and territories.

We receive a Settlement of Balances report from CAR that reports our share of CAR premium, losses and LAE, on a lagged basis, seventy-five days after the end of every quarter. CAR-published financial data is always at least one quarter behind the financial data we report. For example, when we reported our financial results for the year ended December 31, 2005, we had nine months of reported 2005 CAR financial data, and we had to estimate what CAR would report to us for the last three months of the year.

We receive our final calendar year Participation Ratio report from CAR eight months after the end of that year, and thus we have to estimate for six quarters our share of the CAR deficit. For example, for the year ended December 31, 2004 we had to estimate our 2004 policy year CAR Participation Ratio beginning with the first quarter of 2004 through the second quarter of 2005.

Because of the lag in CAR estimates, and in order to try to validate to the extent possible the information CAR does provide, we must try to estimate the effects of the actions of our competitors in order to establish our Participation Ratio. Before final Participation Ratios are available, we estimate the size of CAR and the resulting deficit based on historical analysis of CAR results, and estimations of our competitors’ current cession strategies. Even after our final Participation Ratio is available from CAR, we must continue to estimate the size of CAR, and the resulting deficit based upon data published by CAR and our own continuing analysis. As a result, changes in our reserves for CAR may continue to occur until all claims are finally settled. The Loss Reserving Committee at CAR meets 70 days after the end of each quarter to estimate the CAR deficit for all active policy years and publishes estimations, which we use to estimate our share of the deficit. The estimation that CAR calculates is based on data it collects from 19 servicing carriers which settle, reserve and report claims using a variety of methods. Any delays or errors in the collection of this data could have a significant impact on the accuracy of CAR’s estimations.

Although we rely to a significant extent in setting our reserves on the information CAR provides, we are cautious in our use of that information, both because of the delays described above and because the CAR estimates incorporate data CAR receives from all other CAR servicing carriers in Massachusetts. We do not have direct access to that data or firsthand knowledge of how those carriers are currently conducting their operations. As a result, we are cautious in recording CAR reserves for the calendar years that we have to estimate our Participation Ratio and these reserves are subject to significant judgments and estimates.

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the year ended December 31, 2005 a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $6,228. Each 1 percentage-point change in the loss and loss expense ratio would have a $4,048 effect on net income, or $0.25 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our key assumptions could have a reasonable possible range of plus or minus 5 percentage-points for each estimation. However, as 2005 demonstrates, there is no guarantee that our assumptions will not have more than a 5 percentage-point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our direct minus ceded loss and LAE reserves and net income for the year ended December 31, 2005. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private Passenger Automobile Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,227)	$(2,113)	$—
Estimated increase in net income	2,747	1,374	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,113)	—	2,113
Estimated increase (decrease) in net income	1,374	—	(1,374)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,113	4,227
Estimated decrease in net income	—	(1,374)	(2,747)
Commercial Automobile Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(740)	(370)	—
Estimated increase in net income	481	240	—
No Change in Severity
Estimated (decrease) increase in reserves	(370)	—	370
Estimated increase (decrease) in net income	240	—	(240)
+1 Percent Change in Severity
Estimated increase in reserves	—	370	740
Estimated decrease in net income	—	(240)	(481)
Homeowners Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(470)	(235)	—
Estimated increase in net income	305	153	—
No Change in Severity
Estimated (decrease) increase in reserves	(235)	—	235
Estimated increase (decrease) in net income	153	—	(153)
+1 Percent Change in Severity
Estimated increase in reserves	—	235	470
Estimated decrease in net income	—	(153)	(305)
All Other Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(181)	(91)	—
Estimated increase in net income	118	59	—
No Change in Severity
Estimated (decrease) increase in reserves	(91)	—	91
Estimated increase (decrease) in net income	59	—	(59)
+1 Percent Change in Severity
Estimated increase in reserves	—	91	181
Estimated decrease in net income	—	(59)	(118)

Our estimated share of CAR loss and LAE reserves is based on assumptions about our Participation Ratio, the size of CAR, and the resulting deficit (similar assumptions apply with respect to the FAIR Plan). Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our CAR reserves. Our assumptions could have a reasonable possible range of plus or minus 5 percentage-points for each estimation. The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2005. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Estimation	Estimation	Estimation
CAR Assumed Private Passenger Automobile
Estimated (decrease) increase in reserves	$(671)	$—	$671
Estimated increase (decrease) in net income	436	—	(436)
CAR Assumed Commercial Automobile
Estimated (decrease) increase in reserves	(150)	—	150
Estimated increase (decrease) in net income	97	—	(97)
FAIR Plan Assumed Homeowners
Estimated (decrease) increase in reserves	(72)	—	72
Estimated increase (decrease) in net income	47	—	(47)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Primarily due to an improvement in CAR results, the Company’s prior year reserves decreased by $39,620 and $6,778 for the years ended December 31, 2005 and 2004, respectively. The company’s prior year reserves increased by $181 for the year ended December 31, 2003.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2005, 2004 and 2003.

Prior Year Net Loss and LAE Reserve Development Summary

	For the years ended December 31,
Accident Year	2005	2004	2003
1995 & Prior	$(45)	$(176)	$(152)
1996	34	47	(19)
1997	(5)	(11)	110
1998	7	(504)	105
1999	(892)	(12)	115
2000	(276)	1,588	2,090
2001	(317)	2,495	401
2002	(3,489)	(304)	(2,469)
2003	(7,155)	(9,901)	—
2004	(27,482)	—	—
All Prior Years	$(39,620)	$(6,778)	$181

The decrease in prior year reserves during the 2005 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is composed primarily of a reduction of $22,162 in CAR assumed reserves and a reduction of $14,600 in the Company’s automobile reserves. The decrease in prior year reserves during the 2004 period is composed primarily of a reduction of $6,854 in CAR assumed reserves, a reduction of $2,523 in our homeowners line of business, and an increase of $2,928 in the Company’s automobile reserves. The increase in prior year reserves during the 2003 period is composed primarily of a reduction of $1,894 in our automobile reserves, and an increase of $1,915 in CAR assumed reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2005. Each accident year represents all claims for an annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

Prior Year Net Loss and LAE Reserve Development Summary

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1995 & Prior	$(32)	$(13)	$—	$—	$(45)
1996	51	(17)	—	—	34
1997	13	(18)	—	—	(5)
1998	20	(13)	—	—	7
1999	(771)	(25)	(96)	—	(892)
2000	(351)	193	(84)	(34)	(276)
2001	133	91	(495)	(46)	(317)
2002	(1,370)	(806)	(1,306)	(7)	(3,489)
2003	(4,416)	(1,404)	(1,438)	103	(7,155)
2004	(25,031)	(2,995)	470	74	(27,482)
All Prior Years	$(31,754)	$(5,007)	$(2,949)	$90	$(39,620)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of direct minus ceded reserves for losses and LAE for the year ended December 31, 2005; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

Prior Year Net Direct minus Ceded Loss and LAE Reserve Development Summary

	Retained Private Passenger	Retained Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1995 & Prior	$(46)	$—	$—	$—	$(46)
1996	50	(17)	—	—	33
1997	(4)	—	—	—	(4)
1998	12	(1)	—	—	11
1999	(345)	(64)	(91)	—	(500)
2000	(37)	18	(41)	(34)	(94)
2001	(54)	—	(337)	(46)	(437)
2002	(1,883)	(120)	(983)	(7)	(2,993)
2003	(200)	(470)	(751)	103	(1,318)
2004	(9,768)	(1,670)	1,126	74	(10,238)
All Prior Years	$(12,275)	$(2,324)	$(1,077)	$90	$(15,586)

The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the year ended December 31, 2005.

Prior Year assumed Loss and LAE Reserve Development Summary

	CAR Assumed Private Passenger	CAR Assumed Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1995 & Prior	$14	$(13)	$—	$—	$1
1996	1	—	—	—	1
1997	17	(18)	—	—	(1)
1998	8	(12)	—	—	(4)
1999	(426)	39	(5)	—	(392)
2000	(314)	175	(43)	—	(182)
2001	187	91	(158)	—	120
2002	513	(686)	(323)	—	(496)
2003	(4,216)	(934)	(687)	—	(5,837)
2004	(15,263)	(1,325)	(656)	—	(17,244)
All Prior Years	$(19,479)	$(2,683)	$(1,872)	$—	$(24,034)

Our private passenger automobile line of business prior year reserves decreased by $31,754 for the year ended December 31, 2005. The decrease was primarily due to improved assumed CAR results for the private passenger automobile pool for the 2004 accident year of $15,263 and for the 2003 accident year of $4,216. The improved CAR results were due primarily to improved CAR private passenger loss ratios for 2004 and 2003 as published and reported by the CAR Loss Reserving Committee at the November 30, 2005 meeting, as compared to the published results at the December 1, 2004 meeting. In addition, we reduced our retained private passenger automobile reserves for the 2004 and 2002 accident years by $9,768 and $1,883, respectively, primarily due to better than previously estimated severity on our established bodily injury case reserves during 2005.

Our commercial automobile line of business prior year reserves decreased by $5,007 for the year ended December 31, 2005. The decrease was primarily due to more favorable commercial automobile bodily injury severity than previously estimated on our established case reserves during 2005.

Our Homeowners line of business prior year reserves decreased by $2,949 for the year ended December 31, 2005. The decrease was due to improved FAIR Plan results for the 2004, 2003 and 2002 accident years of $656, $687 and $323 respectively, and better than previously estimated severity on property reserves on our established case reserves for 2003 and 2002 of $751 and $983, respectively, partially offset by increased severity on our established case reserves for 2004 of $1,077. The improved FAIR Plan results were due primarily to the increase in business written by the FAIR Plan in Massachusetts coastal territories such as Cape Cod without the occurrence of a catastrophe.

In estimating all our loss reserves, including CAR, we follow the guidance prescribed by Statement of Financial Accounting Standards (“FAS”) No. 60, “Accounting and Reporting by Insurance Enterprises” and FAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.”

For further information, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations: Losses and Loss Adjustment Expenses.”

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

For further information, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations: Net Realized Investment Losses.”

C.                                       Results of Operations

The following table shows certain of our selected financial results:

	For the Year Ended December 31,
	2005	2004	2003
Direct written premiums	$649,113	$628,295	$571,545
Net written premiums	632,836	618,923	566,970
Net earned premiums	622,831	592,292	540,248
Net investment income	31,573	27,259	26,086
Net realized gains on investments	305	1,274	10,051
Finance and other service income	16,748	15,615	15,409
Total revenue	671,457	636,440	591,794
Loss and loss adjustment expenses	385,593	425,061	420,969
Underwriting, operating and related expenses	146,669	145,075	130,636
Interest expenses	948	672	646
Total expenses	533,210	570,808	552,251
Income before income taxes	138,247	65,632	39,543
Income tax expense	43,065	20,642	11,061
Net income	$95,182	$44,990	$28,482

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Direct Written Premiums.   Direct written premiums for the year ended December 31, 2005 increased by $20,818, or 3.3%  to $649,113 from $628,295 for 2004. The 2005 increase occurred primarily in our personal automobile line, which experienced a 0.1% increase in average written premium and a 2.4% increase in written exposures. In addition, our commercial automobile line’s average written premium decreased by 0.3%, with a 7.6% increase in written exposures. Our homeowners line average written premium increased by 7.3%, with a 2.9% decrease in written exposures.

Net Written Premiums.   Net written premiums for the year ended December 31, 2005 increased by $13,913 or 2.2% to $632,836 from $618,923 for 2004. This was primarily due to the factors that increased direct written premiums combined with a decrease in premiums ceded to CAR.

Net Earned Premiums.   Net earned premiums for the year ended December 31, 2005 increased by $30,539, or 5.2%, to $622,831 from $592,292 for 2004. This was primarily due to the factors that increased direct written premiums combined with a decrease in premiums ceded to CAR.

Net Investment Income.   Investment income for the year ended December 31, 2005 was $31,573 compared to $27,259 for 2004. Average cash and investment securities (at cost) increased by $102,624, or 14.0%, to $837,200 for the year ended December 31, 2005 from $734,576 for 2004 due to a $72,871 increase in average cash and a $29,753 increase in average securities. Net effective yield on the investment portfolio remained relatively unchanged at 3.8% during the year ended December 31, 2005 compared to 3.7% during 2004. Our duration decreased to 3.2 years at December 31, 2005 from 3.4 years at December 31, 2004.

Net Realized Gains on Investments.   Net realized gains on investments decreased to $305 for the year ended December 31, 2005 from $1,274 for 2004.

The gross unrealized appreciation (depreciation) of investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, was as follows:

	December 31, 2005
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$127,764	$142	$(2,686)	$125,220
Obligations of states and political subdivisions	321,250	4,385	(3,026)	322,609
Asset-backed securities(1)	124,531	293	(1,349)	123,475
Corporate and other securities	140,385	2,309	(1,460)	141,234
Subtotal, fixed maturity securities	713,930	7,129	(8,521)	712,538
Equity securities	1,895	110	—	2,005
Totals	$715,825	$7,239	$(8,521)	$714,543

(1)          Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $115,284 at fair value and $117,766 at amortized cost as of December 31, 2005. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

As of December 31, 2005, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody’s which received Standard & Poor’s ratings of A- or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	December 31, 2005
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$122,237	17.2%
Aaa/Aa	443,200	62.1
A	86,179	12.1
Baa	46,183	6.5
Not rated (Standard & Poor’s rating of A- or higher)	14,739	2.1
Total	$712,538	100.0%

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

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2005.

	As of December 31, 2005
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$52,119	$581	$65,746	$2,105	$117,865	$2,686
Obligations of states and political subdivisions	53,872	872	97,361	2,154	151,233	3,026
Asset-backed securities	54,816	526	37,560	823	92,376	1,349
Corporate and other securities	38,830	603	31,707	857	70,537	1,460
Total temporarily impaired securities	$199,637	$2,582	$232,374	$5,939	$432,011	$8,521

The unrealized losses recorded on the fixed maturity investment portfolio at December 31, 2005 resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

Of the $8,521 gross unrealized losses as of December 31, 2005, $5,712 relates to fixed maturity obligations of U.S. government agencies and obligations of states and political subdivisions. The remaining $2,809 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate and other fixed maturity securities.

During the years ended December 31, 2005 and 2004, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities

Finance and Other Service Income.   Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the year ended December 31, 2005 were $16,748 compared to $15,615 for the 2004 period. This resulted from increases in premium installment billing fees primarily due to growth in the number of policies combined with an increase in miscellaneous income from CAR.

Losses and Loss Adjustment Expenses.   Losses and loss adjustment expenses incurred for the year ended December 31, 2005 decreased by $39,468, or 9.3%, to $385,593 from $425,061 for the comparable 2004 period. Our GAAP loss ratio for the year ended December 31, 2005 decreased to 61.9% compared to 71.8% for the comparable 2004 period. Our GAAP loss ratio excluding loss adjustment expenses for the year ended December 31, 2005 decreased to 54.9% from 64.6% for the comparable 2004 period. The loss ratio improved as a result of favorable loss development of $22,162 in CAR assumed prior years reserves, favorable loss development of $14,600 in the Company’s prior years automobile reserves, a decrease in personal and commercial bodily injury claim frequency in our automobile lines of business, favorable loss development of $1,872 in FAIR Plan assumed prior years reserves, and favorable loss development of $986 in homeowners prior years reserves in 2005 compared to favorable loss development of $6,854 in CAR assumed prior years reserves,$2,523 in homeowner prior years reserves, $329 in FAIR Plan assumed prior years reserves, and an increase of $2,928 in the Company’s automobile prior years reserves in 2004.

Underwriting, Operating and Related Expenses.   Underwriting, operating and related expense for the year ended December 31, 2005 increased by $1,594, or 1.1%, to $146,669 from $145,075 for the comparable 2004 period. Our GAAP expense ratios for the year ended December 31, 2005 decreased to 23.5% compared to 24.5% for the comparable 2004 periods and is partly due to a decrease in expenses related to assessments from the Massachusetts Insurers Insolvency Fund.  The Company received a $50 assessment refund of prior years assessments in 2005 compared to a $2,538 assessment paid and expensed in 2004.

Interest Expenses.   Interest expense for the year ended December 31, 2005 was $948 compared to $672 for the comparable 2004 period due to increased LIBOR rates on our credit facility advances in 2005.

Income Tax Expense.   Our effective tax rates were 31.2% and 31.5% for the year ended December 31, 2005 and 2004, respectively.  These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income and a $1,161 tax benefit recorded as a reduction to income tax expense for the year ended December 31, 2005. This tax benefit represents a reduction in federal income tax reserves for tax years 2001 through 2003 during 2005 upon completion of an examination of the Company’s federal income tax returns for the tax periods ended December 31, 2003, 2002, and 2001 by the Internal Revenue Service.

Net Income.   Net income for the year ended December 31, 2005 increased by $50,192, or 111.6%, to $95,182 from $44,990 for the comparable 2004 period. This increase was primarily due to the increase in premiums and decrease in the loss ratio, as discussed above.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Direct Written Premiums.   Direct written premiums for the year ended December 31, 2004 increased by $56,750, or 9.9%, to $628,295 from $571,545 for 2003. The 2004 increase occurred primarily in our personal automobile line, which experienced a 6.1% increase in average written premium and a 3.5% increase in written exposures. In addition, our commercial automobile line’s average written premium increased by 6.0%, while we had a 5.6% increase in written exposures. Our homeowners line average written premium increased by 8.3%, which was partly offset by a 1.7% decrease in written exposures.

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

Net Investment Income.   Investment income for the year ended December 31, 2004 was $27,259 compared to $26,086 for 2003. Average cash and investment securities (at amortized cost) increased by $95,645, or 15.0%, to $734,576 for the year ended December 31, 2004 from $638,931 for 2003 due to a $53,491 increase in average cash and a $42,154 increase in average securities. Net effective yield on the investment portfolio decreased to 3.7% during the year ended December 31, 2004 from 4.1% during 2003 due to management’s investment strategy to shorten the portfolio duration, shift to higher rated securities, and increase tax-exempt holdings. Our duration decreased to 3.4 years at December 31, 2004 from 4.2 years at December 31, 2003.

Net Realized Gains on Investments.   Net realized gains on investments decreased to $1,274 for the year ended December 31, 2004 from $10,051 for 2003.

The gross unrealized appreciation (depreciation) of investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, was as follows:

	December 31, 2004
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$124,209	$972	$(1,019)	$124,162
Obligations of states and political subdivisions	320,414	8,761	(1,250)	327,925
Asset-backed securities(1)	78,958	1,356	(374)	79,940
Corporate and other securities	126,578	5,228	(324)	131,482
Subtotal, fixed maturity securities	650,159	16,317	(2,967)	663,509
Equity securities	1,037	50	—	1,087
Totals	$651,196	$16,367	$(2,967)	$664,596

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

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	December 31, 2004
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$124,162	18.7%
Aaa/Aa	416,305	62.7%
A	78,615	11.9%
Baa	44,427	6.7%
Total	$663,509	100.0%

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

D.   Liquidity and Capital Resources

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

Net cash provided by operating activities was $116,417, $126,176, and $85,185 during the years ended December 31, 2005, 2004 and 2003, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $82,770 during the year ended December 31, 2005, which resulted primarily from purchases of fixed maturities in excess of sales and maturities of fixed maturities. Net cash provided by investing activities was $7,820 during the year ended December 31, 2004, which resulted primarily from sales and maturities of fixed maturities in excess of purchases of fixed maturities. Net cash used for investing activities was $89,205 during the year ended December 31, 2003, which resulted primarily from purchases of fixed maturities in excess of sales and maturities of fixed maturities.

Net cash used for financing activities was $26,293 during the year ended December 31, 2005 and resulted primarily from the pay down of the revolving credit facility and from dividends paid to shareholders. Net cash used for financing activities was $4,607 and $4,473 during the years ended December 31, 2004 and 2003, respectively, and resulted primarily from dividends paid to shareholders.

Credit Facility

Concurrent with the closing of our November 27, 2002 initial public offering (“IPO”) and repayment of the old credit facility, Safety obtained a new $30,000 revolving credit facility. Safety borrowed the entire $30,000 under this credit facility at the closing of the IPO and paid down the balance to $19,956 on December 5, 2002 with the approximately $10,000 net proceeds from the exercise of the underwriter’s over-allotment option for 900,000 shares of our common stock. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.5% above the federal funds rate plus 1.5% per annum. Interest only is payable prior to maturity. The obligations of Safety under the credit facility are secured by pledges of the assets of Safety and the capital stock of Safety’s operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of Safety. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of December 31, 2005, we were in compliance with all such covenants.

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

The Company paid down the balance of $19,956 on December 8, 2005 and had no amounts outstanding on its credit facility at December 31, 2005. At December 31, 2004, the Company had utilized advances of $19,956. The interest rate on the $30,000 commitment was ..25% at December 31, 2005 and 2004.  The interest rate on the amounts advanced was 4.26% at December 31, 2004. The average interest rate during 2005 and 2004 was 4.59% and 3.27%, respectively.

Regulatory Matters

Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2005, the statutory surplus of Safety Insurance was $350,833, and its net income for 2005 was $92,432. As a result, a maximum of $92,432 is available in 2006 for such dividends without prior approval of the Division. During the year ended December 31, 2005, Safety Insurance recorded dividends to Safety of $24,900.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 16, 2006, our Board approved a quarterly cash dividend on our common stock of $0.18 per share, or $2,844, payable on March 15, 2006 to shareholders of record on March 1, 2006. On November 3, 2005, our Board approved a quarterly cash dividend on our common stock of $0.18 per share, or $2,835, which was paid on December 15, 2005. On August 18, 2005, our Board approved a quarterly cash dividend on our common stock of $0.18 per share, or $2,832, which was paid on September 15, 2005. On May 19, 2005, our Board approved a quarterly cash dividend on our common stock of $0.12 per share, or $1,881, which was paid on June 15, 2005. On February 17, 2005, our Board approved a quarterly cash dividend on our common stock of $0.12 per share, or $1,861, which was paid on March 15, 2005. We plan to continue to declare and pay quarterly cash dividends in 2006, depending on our financial position and the regularity of our cash flows.

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

Contractual Obligations

We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2005, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
	Within	Two to Three	Four to Five	After five
	One Year	Years	Years	Years	Total
Loss and LAE reserves	$220,851	$198,315	$27,043	$4,507	$450,716
Capital lease obligations	233	39	—	—	272
Operating leases	2,888	5,954	44	—	8,886
Total contractual obligations	$223,972	$204,308	$27,087	$4,507	$459,874

As of December 31, 2005, the Company had loss and LAE reserves of $450,716, reinsurance recoverables of $80,550 and net loss and LAE reserves of $370,166. Our loss and LAE reserves are estimates as described in more detail under “Critical Accounting Policies and Estimates”. The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

E. Forward-Looking Statements

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC. Refer to Part 1, Item 1A—Risk Factors.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of December 31, 2005
Estimated fair value	$740,163	$712,538	$684,924
Estimated increase (decrease) in fair value	$27,625	$—	$(27,614)
As of December 31, 2004
Estimated fair value	$692,271	$663,509	$635,052
Estimated increase (decrease) in fair value	$28,762	$—	$(28,457)

An important market risk for all of our long-term debt is interest rate risk. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. At December 31, 2005 we had no debt outstanding under our credit facility. During the year, the weighted average variable interest rate on our credit facility was 4.4%. A 2.0% change in the prevailing interest rate on our variable rate debt would result in interest expense fluctuating approximately $400 for 2006, assuming that all of such debt is outstanding for the entire year.

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

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SAFETY INSURANCE GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety Insurance Group, Inc.:

We have completed integrated audits of Safety Insurance Group, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Safety Insurance Group, Inc. at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
March 16, 2006

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2005	2004
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $713,930 and $650,159)	$712,538	$663,509
Equity securities, at fair value (cost: $1,895 and $1,037)	2,005	1,087
Total investment securities	714,543	664,596
Cash and cash equivalents	163,027	155,673
Accounts receivable, net of allowance for doubtful accounts	154,421	150,451
Accrued investment income	7,856	7,008
Taxes recoverable	318	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	18,750	18,980
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	80,550	84,167
Prepaid reinsurance premiums	37,174	43,402
Deferred policy acquisition costs	45,480	42,919
Deferred income taxes	18,120	12,679
Equity and deposits in pools	14,631	23,678
Other assets	2,805	2,892
Total assets	$1,257,675	$1,206,445
Liabilities
Loss and loss adjustment expense reserves	$450,716	$450,897
Unearned premium reserves	341,562	337,786
Accounts payable and accrued liabilities	44,372	43,684
Taxes payable	—	3,509
Outstanding claims drafts	19,825	16,832
Payable to reinsurers	12,985	16,990
Payable for securities purchased	—	10,972
Capital lease obligations	266	485
Debt	—	19,956
Total liabilities	869,726	901,111
Commitments and contingencies (Note 7)
Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 15,787,947 and 15,500,052 shares issued and outstanding , respectively	158	155
Additional paid-in capital	120,451	114,070
Accumulated other comprehensive (loss) income, net of taxes	(833)	8,709
Retained earnings	268,173	182,400
Total shareholders’ equity	387,949	305,334
Total liabilities and shareholders’ equity	$1,257,675	$1,206,445

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in thousands, except per share and share data)

	For the Years Ended December 31,
	2005	2004	2003
Net earned premiums	$622,831	$592,292	$540,248
Net investment income	31,573	27,259	26,086
Net realized gains on investments	305	1,274	10,051
Finance and other service income	16,748	15,615	15,409
Total revenue	671,457	636,440	591,794
Losses and loss adjustment expenses	385,593	425,061	420,969
Underwriting, operating and related expenses	146,669	145,075	130,636
Interest expenses	948	672	646
Total expenses	533,210	570,808	552,251
Income before income taxes	138,247	65,632	39,543
Income tax expense	43,065	20,642	11,061
Net income	$95,182	$44,990	$28,482
Earnings per weighted average common share:
Basic	$6.11	$2.94	$1.87
Diluted	$5.97	$2.90	$1.86
Cash dividends paid per common share	$0.60	$0.44	$0.34
Weighted average number of common shares outstanding:
Basic	15,578,039	15,315,877	15,259,991
Diluted	15,953,737	15,526,892	15,340,047

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands)

			Accumulated	Promissory
			Other	Notes
		Additional	Comprehensive	Receivable		Total
	Common	Paid-in	Income/(Loss),	From	Retained	Shareholders’
	Stock	Capital	Net of Taxes	Management	Earnings	Equity
Balance at December 31, 2002	$153	$110,632	$14,321	$(737)	$120,883	$245,252
Net income					28,482	28,482
Accrued interest on promissory notes from management				(12)		(12)
Payments on promissory notes from management				715		715
Other comprehensive loss, net of deferred federal income taxes			(1,671)			(1,671)
Other adjustments, net of deferred federal income taxes		442				442
Dividends paid					(5,188)	(5,188)
Balance at December 31, 2003	153	111,074	12,650	(34)	144,177	268,020
Net income					44,990	44,990
Payments on promissory notes from management				34		34
Other comprehensive loss, net of deferred federal income taxes			(3,941)			(3,941)
Exercise of options and unearned compensation on restricted stock net of deferred federal income taxes	2	2,996				2,998
Dividends paid					(6,767)	(6,767)
Balance at December 31, 2004	155	114,070	8,709	—	182,400	305,334
Net income					95,182	95,182
Other comprehensive loss, net of deferred federal income taxes			(9,542)			(9,542)
compensation Exercise of options and unearned on restricted stock net of deferred feceral income taxes	3	5,926				5,929
Tax contingency reserve adjustment		455				455
Dividends paid					(9,409)	(9,409)
Balance at December 31, 2005	$158	$120,451	$(833)	$—	$268,173	$387,949

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	For the Years Ended
	December 31,
	2005	2004	2003
Net income	$95,182	$44,990	$28,482
Other comprehensive loss, net of tax:
Change in unrealized holding gains, net of tax (benefit) expense of $(5,031), $(1,676), and $2,618	(9,344)	(3,113)	4,862
Reclassification adjustment for gains included in net income, net of tax benefit of $(107), $(446), and $(3,518)	(198)	(828)	(6,533)
Unrealized losses on securities available for sale	(9,542)	(3,941)	(1,671)
Comprehensive income	$85,640	$41,049	$26,811

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended,
	December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$95,182	$44,990	$28,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	8,312	8,041	7,479
Benefit for deferred income taxes	(303)	(1,865)	(1,510)
Gains on sale of fixed assets	—	(4)	(35)
Net realized gains on investments	(305)	(1,274)	(10,051)
Changes in assets and liabilities:
Accounts receivable	(3,970)	(16,306)	(12,140)
Accrued investment income	(848)	216	(412)
Receivable from reinsurers	3,847	17,895	(13,495)
Prepaid reinsurance premiums	6,228	(9,928)	(2,507)
Deferred policy acquisition costs	(2,561)	(2,742)	(3,185)
Other assets	8,883	4,717	(1,187)
Loss and loss adjustment expense reserves	(181)	67,346	50,254
Unearned premium reserves	3,776	36,559	29,229
Accounts payable and accrued liabilities	688	6,187	4,275
Payable to reinsurers	(4,005)	(28,348)	8,672
Other liabilities	1,674	692	1,316
Net cash provided by operating activities	116,417	126,176	85,185
Cash flows from investing activities:
Fixed maturities purchased	(155,647)	(101,281)	(281,783)
Equity securities purchased	(1,290)	(1,279)	—
Proceeds from sales of fixed maturities	63,365	103,043	193,541
Proceeds from maturities of fixed maturities	11,125	7,520	—
Proceed from sales of equity securities	443	245	—
Fixed assets purchased	(766)	(432)	(998)
Proceeds from sales of fixed assets	—	4	35
Net cash (used for) provided by investing activities	(82,770)	7,820	(89,205)
Cash flows from financing activities:
Payments on revolving credit facility	(19,956)	—	—
Payments on promissory notes from management	—	34	715
Proceeds from exercise of stock options	3,072	2,126	—
Dividends paid to shareholders	(9,409)	(6,767)	(5,188)
Net cash used for financing activities	(26,293)	(4,607)	(4,473)
Net increase (decrease) in cash and cash equivalents	7,354	129,389	(8,493)
Cash and cash equivalents, beginning of year	155,673	26,284	34,777
Cash and cash equivalents, end of year	$163,027	$155,673	$26,284
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$44,776	$16,900	$12,120
Interest	$1,030	$785	$515

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

1.                 Basis of Presentation

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Whiteshirts Asset Management Corporation (“WAMC”), f/k/a Thomas Black Insurance Agency, Inc., and Whiteshirts Management Corporation, f/k/a RBS, Inc., which is WAMC’s holding company. All intercompany transactions have been eliminated.

The Company was incorporated on June 25, 2001, in the State of Delaware. On October 16, 2001, the Company acquired (the “Acquisition”) all of the issued and outstanding common stock of Thomas Black Corporation (“TBC”) and its property and casualty subsidiaries. TBC subsequently merged with and into Safety Insurance Group, Inc. with Safety Insurance Group, Inc. being the corporation surviving the merger.

The Company is a leading provider of personal lines property and casualty insurance focused exclusively on the Massachusetts market. Its principal product line is private passenger automobile insurance, which accounted for 80.3% of its direct written premiums in 2005. The Company operates through its insurance company subsidiaries, Safety Insurance Company and Safety Indemnity Insurance Company (together referred to as the “Insurance Subsidiaries”).

2.                 Summary of Significant Accounting Policies

Investments

Investments in fixed maturities available for sale, which include taxable and non-taxable bonds and redeemable preferred stocks, are reported at fair value. Investments in equity securities available for sale, which include interests in mutual funds, are reported at fair value. Fair values are derived from external market quotations. Unrealized gains or losses on fixed maturity and equity securities, reported at fair value, are excluded from earnings and reported in a separate component of shareholders’ equity, known as “Accumulated other comprehensive income (loss), net of federal income taxes”, until realized. Realized gains or losses on the sale or maturity of investments are determined on the basis of the specific cost identification method. Fixed maturities and equity securities that experience declines in value that are other-than-temporary are written down to fair value with a corresponding charge to net realized losses on investments.

Investment income is recognized on an accrual basis of accounting. Bonds not backed by other loans are amortized using the interest method. Loan-backed bonds and structured securities are amortized using the interest method and significant changes in estimated cash flows from the original purchase assumptions are accounted for using the retrospective method.

Cash Equivalents

Cash equivalents, consisting of money market accounts and United States (“U.S.”) Treasury bills with original maturities of three months or less, are stated at cost, which approximates fair value.

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

Accounts Receivable

Amounts included in accounts receivable represent premiums as well as finance charges, which are billed on a monthly installment basis. A majority of the Company’s premiums are billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2005 and 2004, these allowances were $220 and $183, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

Amounts that vary with and are primarily related to acquiring new and renewal business, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policies. All other acquisition expenses are charged to expenses as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is taken into account in measuring the recoverability of the carrying value of this asset. All other acquisition expenses are charged to expense as incurred. Amortization of acquisition costs in the amount of $93,515, $88,425 and $82,203 were charged to underwriting expenses for the years ended December 31, 2005, 2004 and 2003, respectively.

Equity and Deposits in Pools

Equity and deposits in pools represents the net receivable cash amounts due from the residual market mechanisms, Commonwealth Automobile Reinsurers (“CAR”), for automobile and Massachusetts Property Insurance Underwriting Association (“FAIR Plan”), for homeowner insurance in Massachusetts. See Note 8 for a discussion of the Company’s accounting for amounts assumed from residual markets.

Equipment and Leasehold Improvements

Purchases of equipment and leasehold improvements are carried at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred; improvements are capitalized.

Methods of depreciation and useful lives by asset category are as follows:

	Life	Depreciation Method
Automobiles	3 years	Straight-line
Data processing equipment	3-5 years	Double-declining balance
Equipment	5 years	Straight-line
Furniture and fixtures	7 years	Straight-line
Leasehold improvements	10 years or over lease term	Straight-line

Losses and Loss Adjustment Expenses

Liabilities for losses and loss adjustment expenses (“LAE”) include case basis estimates for open claims reported prior to year-end and estimates of unreported claims and claim adjustment expenses. The estimates are continually reviewed and modified to reflect current conditions, and any resulting adjustments are reflected in current operating results. Adjustments for anticipated salvage and subrogation are recorded on incurred and reported and incurred but not reported losses.

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

Advance premiums are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $20,437 and $21,207 at December 31, 2005 and 2004, respectively.

Reinsurance

Liabilities for unearned premiums and unpaid losses are stated before deductions for ceded reinsurance. The ceded amounts are carried as receivables. Earned premiums are stated net of deductions for ceded reinsurance.

The Company, as primary insurer, will be required to pay losses in their entirety in the event that the reinsurers are unable to discharge their obligations under the reinsurance agreements.

Promissory Notes Received From Management

In connection with the Acquisition, the Company obtained promissory notes from the executive management team to finance management’s purchase of the Company’s common stock, including the restricted stock purchased by management.

In accordance with the provisions of the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) No. 85-1, “Classifying Notes Received for Capital Stock,” all outstanding principal and accrued interest related to these notes are recorded as contra-equity in the consolidated financial statements.

See Note 10 for terms of promissory notes received from management.

Finance and Other Service Income

Finance and other service income includes revenues from premium installment charges, which are recognized when earned.

Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The method of allocation among members of the consolidated group is subject to a written agreement approved by the Board. The consolidated tax liability is allocated on the basis of the members’ proportionate contribution to consolidated taxable income.

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

as defined by Statement of Financial Accounting Standards (“FAS”) No. 109, “Accounting for Income Taxes”. A valuation allowance is established where management has assessed that it is more likely than not that the Company will not be able to utilize the full deferred tax asset.

Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted EPS are calculated by dividing net income by the weighted average number of basic common shares outstanding and the net effect of potentially dilutive common shares. At December 31, 2005, 2004 and 2003, the Company’s potentially dilutive instruments were common shares under options of 496,086, 711,410 and 771,000, respectively, and common shares under restriction of 94,417, 70,271and 0, respectively.

	For the Years Ended December 31,
	2005	2004	2003
Earnings per weighted average common share:
Basic	$6.11	$2.94	$1.87
Diluted	$5.97	$2.90	$1.86
Weighted average number of common shares outstanding:
Basic	15,578,039	15,315,877	15,259,991
Effect of dilutive securities
Stock options	351,681	196,655	80,056
Restricted stock	24,017	14,360	—
Weighted average number of common shares outstanding:
Diluted	15,953,737	15,526,892	15,340,047

Diluted EPS excludes stock options with exercise prices greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive stock options for the years ended December 31, 2005, 2004 and 2003.

Stock-Based Compensation

On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (“the Incentive Plan”). The Incentive Plan provides for a variety of awards, including nonqualified stock options, Stock Appreciation Rights, and restricted stock awards. The Company has granted certain stock option awards under this Incentive Plan and follows the accounting for these options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, as allowed by FAS 123, “Accounting for Stock-Based Compensation” and as amended by FAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

No employee compensation cost related to stock options is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to these stock options.

	For the Years Ended December 31,
	2005	2004	2003
Net income, as reported	$95,182	$44,990	$28,482
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(537)	(457)	(348)
Pro forma net income	$94,645	$44,533	$28,134
Earnings per weighted average share:
Basic—as reported	$6.11	$2.94	$1.87
Basic—pro forma	$6.08	$2.91	$1.84
Diluted—as reported	$5.97	$2.90	$1.86
Diluted—proforma	$5.95	$2.90	$1.83

The fair value of stock options used to compute pro forma net income and earnings per share disclosures for the years ended December 31, 2005, 2004 and 2003 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended December 31,
	2005	2004	2003
Dividend yield	1.36%-2.52%	1.87%-2.52%	2.15%-2.52%
Expected volatility	.20-.31	.20-.31	.20
Risk-free interest rate	3.23%-4.35%	3.23%-4.07%	3.35%-4.07%
Expected holding period (in years)	7	7	7

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

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

Statutory Accounting Practices

The Company’s insurance subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Commonwealth of Massachusetts Division of Insurance (“the Division”). Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the Division, but allowed by the Division. See Note 12.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. (“FAS”) 123R (revised 2004), “Share-Based Payment” was issued. This statement requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. FAS 123R replaces FAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees”. In April 2005, the SEC postponed the effective date of FAS 123R until the fiscal year beginning after June 15, 2005. The Company is currently evaluating the effects of FAS 123R.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections”. FAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. The statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

Reclassifications

Prior period amounts have been reclassified to conform to the current year presentation.

Segments

The Company comprises one business segment: property and casualty insurance operations. Management organizes the business around private passenger automobile insurance in Massachusetts sold exclusively through independent agents and offers other personal and commercial insurance as complementary products. In accordance with FAS 131, “Disclosures About Segments of an Enterprise and Related Information”, the financial information of the segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

3.                 Investments

The gross unrealized appreciation (depreciation) of investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, was as follows:

	December 31, 2005
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$127,764	$142	$(2,686)	$125,220
Obligations of states and political subdivisions	321,250	4,385	(3,026)	322,609
Asset-backed securities(1)	124,531	293	(1,349)	123,475
Corporate and other securities	140,385	2,309	(1,460)	141,234
Subtotal, fixed maturity securities	713,930	7,129	(8,521)	712,538
Equity securities	1,895	110	—	2,005
Totals	$715,825	$7,239	$(8,521)	$714,543

	December 31, 2004
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$124,209	$972	$(1,019)	$124,162
Obligations of states and political subdivisions	320,414	8,761	(1,250)	327,925
Asset-backed securities(1)	78,958	1,356	(374)	79,940
Corporate and other securities	126,578	5,228	(324)	131,482
Subtotal, fixed maturity securities	650,159	16,317	(2,967)	663,509
Equity securities	1,037	50	—	1,087
Totals	$651,196	$16,367	$(2,967)	$664,596

(1)          Obligations of U.S. Government agencies includes collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $115,284 and $120,636 at fair value and $117,766 and $120,729 at amortized cost as of December 31, 2005 and 2004, respectively. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, at December 31, 2005 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005
	Amortized Cost	Fair Value
Due in one year or less	$26,402	$26,235
Due after one year through five years	173,345	172,606
Due after five years through ten years	187,823	189,254
Due after ten years through twenty years	64,846	65,265
Due after twenty years	19,217	20,419
Asset-backed securities	242,297	238,759
Totals	$713,930	$712,538

Gross gains of $478, $1,535 and $11,141 and gross losses of $185, $263 and $253 were realized on sales of fixed maturities for years ended December 31, 2005, 2004 and 2003, respectively. Gross gains of $12, $2 and $0 were realized on the sales of equity securities for the years ended December 31, 2005, 2004 and 2003, respectively. Proceeds from fixed maturities maturing were $11,125, $7,520, and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

The following tables illustrate the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also illustrate the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2005
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$52,119	$581	$65,746	$2,105	$117,865	$2,686
Obligations of states and political subdivisions	53,872	872	97,361	2,154	151,233	3,026
Asset-backed securities	54,816	526	37,560	823	92,376	1,349
Corporate and other securities	38,830	603	31,707	857	70,537	1,460
Total temporarily impaired securities	$199,637	$2,582	$232,374	$5,939	$432,011	$8,521

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

The Company’s investment portfolio included 185 securities in an unrealized loss position at December 31, 2005. The Company’s methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow for recovery of its costs.

As of December 31, 2005, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities. The unrealized losses recorded on the fixed maturity investment portfolio at December 31, 2005 resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as the Company has the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

During the years ended December 31, 2005 and 2004, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities. However, during the year ended December 31, 2003, there was a significant deterioration in the credit quality of one of the Company’s holdings, Continental Airlines. Accordingly, the Company recorded an other-than-temporary impairment of $837 for this security. During May 2003, this security was sold at a realized gain of $426.

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

Net Investment Income

The components of net investment income were as follows:

	For the Years Ended December 31,
	2005	2004	2003
Interest and dividends on fixed maturities	$28,201	$27,161	$26,806
Dividends on equity securities	44	23	—
Interest on cash and cash equivalents	4,400	1,078	234
Other	—	—	11
Total investment income	32,645	28,262	27,051
Investment expenses	1,072	1,003	965
Net investment income	$31,573	$27,259	$26,086

4.                 Equipment and Leasehold Improvements

At December 31, 2005 and 2004, the Company held equipment and leasehold improvements with a carrying value of $1,041 and $973, which is net of accumulated depreciation of $1,881 and $1,182, respectively. Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $699, $767 and $331, respectively.

5.                 Employee Benefit Plans

The Safety Insurance 401(k) Retirement Plan

The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the “Retirement Plan”). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan, and is allowed to contribute on a pre-tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). At the close of each Retirement Plan year, the Company makes a matching contribution equal to 75% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant’s base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $1,066, $1,074, and $969 for the years ended December 31, 2005, 2004 and 2003, respectively.

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

Management Omnibus Incentive Plan

On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (“the Incentive Plan”). The Incentive Plan provides for a variety of awards, including nonqualified stock options (“NQSOs”), stock appreciation rights and restricted stock (“RS”) awards. On December 31, 2005, there were 225,958 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants made under the Incentive Plan are as follows:

Type of Equity Awarded	Effective Date	Number of Awards Granted	Exercise Price(1) or Fair Value(2) per Share	Vesting Terms	Expiration Date
NQSOs	November 27, 2002	379,000	$12.00(1)	5 years, 20% annually	November 27, 2012
NQSOs	February 20, 2003	99,000	$13.30(1)	5 years, 20% annually	February 20, 2013
NQSOs	March 31, 2003	292,000	$13.03(1)	3 years, 30%-30%-40%	March 31, 2013
NQSOs	August 21, 2003	10,000	$15.89(1)	5 years, 20% annually	August 21, 2013
NQSOs	March 25, 2004	111,000	$18.50(1)	5 years, 20% annually	March 25, 2014
RS	March 25, 2004	70,271	$18.50(2)	3 years, 30%-30%-40%	N/A
NQSOs	August 30, 2004	10,000	$21.40(1)	5 years, 20% annually	August 30, 2014
NQSOs	March 16, 2005	78,000	$35.23(1)	5 years, 20% annually	March 16, 2015
RS	March 16, 2005	56,770	$35.23(2)	3 years, 30%-30%-40%	N/A
RS	March 16, 2005	4,000	$35.23(2)	No vesting period (3)	N/A

(1)          The exercise price of the options grant effective on November 27, 2002 is equal to the IPO price of the Company’s stock on that same day. The exercise price of the remaining option grants is equal to the closing price of the Company’s common stock on the grant effective date.

(2)          The fair value of the restricted stock grant is equal to the closing price of the Company’s common stock on the grant effective     date.

(3)          The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board.

The following table summarizes stock option activity under the Incentive Plan:

	2005		2004
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	711,410	$13.60	771,000	$12.59
Granted during the year	78,000	35.23	121,000	18.74
Forfeited during the year	(54,656)	16.38	(10,800)	16.19
Exercised during the year	(238,668)	12.87	(169,790)	12.52
Outstanding at end of year	496,086	17.04	711,410	13.60

The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $35.23 at December 31, 2005 and $12.00 to $21.40 at December 31, 2004.

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

The following table summarizes restricted stock activity under the Incentive Plan:

	Shares Under Restriction	Weighted Average Fair Value	Shares Under Restriction	Weighted Average Fair Value
Outstanding at beginning of year	70,271	$18.50	—	$—
Granted during the year	60,770	35.23	70,271	18.50
Forfeited during the year	(11,543)	27.55	—	—
Vested and unrestricted during the year	(21,081)	18.50	—	—
Outstanding at end of year	98,417	27.77	70,271	18.50

6.                 Commitments and Contingencies

Lease Commitments

The Company has various noncancelable long-term operating leases. The approximate minimum annual rental payments due under these lease agreements as of December 31, 2005 are as follows:

2006	$2,888
2007	2,923
2008	3,031
2009	38
2010	6
Total minimum lease payments	$8,886

Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense was $3,042, $2,826, $2,718 for the years ended December 31, 2005, 2004 and 2003, respectively. All leases expire prior to 2011. The Company expects that in the normal course of business, leases that expire will be renewed.

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

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund (“Insolvency Fund”). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer. In 2005, the Company received a refund of prior years’ assessments from the Insolvency Fund of $50 which it credited for the year ended December 31, 2005. In 2004 and 2003, the Company received notice of assessments from the Insolvency Fund amounting to $2,538 and $3,423 which it expensed for the years ended December 31, 2004 and 2003, respectively.

It is anticipated that there will be additional assessments from time to time relating to various insolvencies. Although the timing and amounts of any future assessments are not known, based upon existing knowledge, management’s opinion is that such future assessments will not have a material effect upon the financial position of the Company.

7.                 Debt

Secured Revolving Credit Facility

Concurrent with the closing of the Company’s November 27, 2002 initial public offering (“IPO”) and repayment of the old credit facility, Safety obtained a new $30,000 revolving credit facility. Safety borrowed the entire $30,000 under this credit facility at the closing of the IPO and paid down the balance to $19,956 on December 5, 2002 with the approximately $10,000 net proceeds from the exercise of the underwriter’s over-allotment option for 900,000 shares of our common stock. Loans under the credit facility bear interest at the Company’s option at either (i) the LIBOR rate plus 1.50% per annum or (ii) the higher of the bank’s prime rate or 0.50% above the federal funds rate plus 1.50% per annum. Interest only is payable prior to maturity. The obligations of the Company under the credit facility are secured by pledges of the assets of the Company and the capital stock of the Company’s operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of the Company. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of December 31, 2005, the Company was in compliance with all such covenants.

Bank of America was the lender under this credit facility. Under an agreement effective on June 17, 2005, Bank of America assigned the revolving credit facility to Citizens Bank of Massachusetts. No material change in the terms or conditions of the revolving credit facility or the pledge of the stock of the Company as security for the revolving credit facility has been made.

The Company paid down the balance of $19,956 on December 8, 2005 and had no amounts outstanding on its credit facility at December 31, 2005. At December 31, 2004, the Company had utilized advances of $19,956. The interest rate on the $30,000 commitment was .25% at December 31, 2005 and 2004. The interest rate on the amounts advanced was 4.26% at December 31, 2004. The average interest rate during 2005 and 2004 was 4.59% and 3.27%, respectively.

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

Capital Lease Obligation

During 2003, the Company entered in to a three-year term lease agreement to finance the acquisition of new equipment. Minimum payments due under this capital lease obligation as of December 31, 2005 are as follows:

2006	$233
2007	39
Total minimum lease payments	$272

The Company incurred interest expense of $948, $672 and $646 for the years ended December 31, 2005, 2004 and 2003,respectively, related to all current outstanding obligations during these periods.

8.                 Reinsurance

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

The Company is subject to concentration of credit risk with respect to reinsurance ceded to CAR. At December 31, 2005 and 2004, respectively, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $84,099 and $90,126 and prepaid reinsurance premiums of $32,186 and $38,229 were associated with CAR. The Company’s participation in CAR resulted in assumed net losses of $5,771, $39,038 and $48,367 for the years ended December 31, 2005, 2004 and 2003, respectively.

CAR is, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement applies to the Company. The Company has entered into service contracts with other insurance carriers under which the Company services the residual market business assigned to the carriers by CAR (the “buyout program”). Business generated through the buyout program is 100% ceded to the applicable carrier and serviced for a fee. Servicing carrier fees amounted to $588, $628 and $548 for the years ended December 31, 2005, 2004 and 2003, respectively.

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

The effect of reinsurance on net written and earned premiums and losses and LAE is as follows:

	For the Years Ended December 31,
	2005	2004	2003
Written Premiums
Direct	$649,113	$628,295	$571,545
Assumed	66,772	86,505	69,625
Ceded	(83,049)	(95,877)	(74,200)
Net written premiums	$632,836	$618,923	$566,970
Premiums Earned
Direct	$638,142	$599,608	$544,664
Assumed	73,966	78,634	67,276
Ceded	(89,277)	(85,950)	(71,692)
Net premiums earned	$622,831	$592,292	$540,248
Loss and LAE
Direct	$411,184	$434,053	$431,461
Assumed	57,546	94,136	96,748
Ceded	(83,137)	(103,128)	(107,240)
Net loss and LAE	$385,593	$425,061	$420,969

9.                 Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown, in the Company’s consolidated financial statements for the years indicated:

	For the Years Ended December 31,
	2005	2004	2003
Reserves for losses and LAE, beginning of year	$450,897	$383,551	$333,297
Less reinsurance recoverable on unpaid losses and LAE	(84,167)	(73,539)	(66,661)
Net reserves for losses and LAE, beginning of year	366,730	310,012	266,636
Incurred losses and LAE, related to:
Current year	425,213	431,839	420,788
Prior years	(39,620)	(6,778)	181
Total incurred losses and LAE	385,593	425,061	420,969
Paid losses and LAE related to:
Current year	237,557	217,989	240,501
Prior years	144,600	150,354	137,092
Total paid losses and LAE	382,157	368,343	377,593
Net reserves for losses and LAE, end of year	370,166	366,730	310,012
Plus reinsurance recoverables on unpaid losses and LAE	80,550	84,167	73,539
Reserves for losses and LAE, end of year	$450,716	$450,897	$383,551

At the end of each period, the reserves were re-estimated for all prior accident years. Primarily due to an improvement in CAR results, prior year reserves decreased by $39,620 and $6,778 for the years ended December 31, 2005 and 2004, respectively. These decreases in prior year reserves resulted from

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

re-estimations of prior accident years ultimate loss and LAE liabilities which resulted in reductions of $22,162 in CAR assumed reserves, $14,600 in the Company’s automobile reserves, $1,872 in FAIR Plan assumed reserves, and $986 in homeowners reserves in 2005. At December 31,2004, the re-estimations of prior accident years ultimate loss and LAE liabilities resulted  in reductions of $6,854 in CAR assumed reserves, $2,523 in homeowners reserves, $329 in FAIR Plan assumed reserves, and an increase of $2,928 in the Company’s automobile reserves in 2004. Prior year reserves increased by $181 for the year ended December 31, 2003. Conditions and trends that have affected development of the loss and LAE reserves in the past may not necessarily occur in the future.

Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

10.          Related Party Transactions

In connection with the Acquisition, each member of the executive management team issued a recourse promissory note to, and entered into a pledge agreement with the Company. Pursuant to the notes, the Company loaned management an aggregate of $695 in order to purchase common stock in connection with the Acquisition and the Restricted Stock Plan. Pursuant to pledge agreements, the management team pledged the common stock back to the Company as security for the loans made under the promissory notes. The notes bore interest at a rate of 5% annually and were due and payable on the earlier of December 31, 2011 or 90 days after any management team member ceases to be an employee of the Company. Each member could prepay his note at any time without penalty. At December 31, 2003, the loans were carried in the financial statements at $34, which represents the outstanding principal and accrued interest on the notes. During 2004 the Company received $34 representing prepayments of all outstanding loan principal and accrued interest through the dates of final payments. Such loans had been recorded as contra-equity in accordance with the accounting policy described in Note 2.

11.          Income Taxes

Provision for income taxes has been calculated in accordance with the provision of Statement No. 109. A summary of the income tax expense in the Consolidated Statements of Income is shown below:

	For the Years Ended December 31,
	2005	2004	2003
Current Income Taxes:
Federal	$43,366	$22,505	$12,569
State	2	2	2
	43,368	22,507	12,571
Deferred Income Taxes:
Federal	(303)	(2,702)	(1,666)
State	—	837	156
	(303)	(1,865)	(1,510)
Total income tax expense	$43,065	$20,642	$11,061

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

The income tax expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows:

	For the Years Ended December 31,
	2005	2004	2003
Federal income tax expense, at statutory rate	$48,387	$22,971	$13,840
Tax-exempt investment income, net	(4,013)	(3,424)	(3,029)
State taxes, net	—	544	103
Changes in tax estimates	(1,161)	85	—
Other, net	(148)	466	147
Total income tax expense	$43,065	$20,642	$11,061

The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company’s consolidated federal tax return group. Its components were as follows:

	December 31,
	2005	2004
Deferred tax assets:
Discounting of loss reserves	$9,803	$10,156
Discounting of unearned premium reserve	21,715	21,100
Bad debt allowance	322	64
Depreciation	716	706
Employee benefits	1,515	756
Transaction related costs	174	477
State loss carryforwards	4,060	3,787
Net unrealized losses on investments	449	—
Other	681	424
Total deferred tax assets before valuation allowance	39,435	37,470
Valuation allowance for deferred tax assets	(4,742)	(4,210)
Total deferred tax assets, net of valuation allowance	34,693	33,260
Deferred tax liabilities:
Deferred acquisition costs	(15,918)	(15,022)
Investments	(655)	(869)
Net unrealized gains on investments	—	(4,690)
Total deferred tax liabilities	(16,573)	(20,581)
Net deferred tax asset	$18,120	$12,679

The Company believes, based upon consideration of objective and verifiable evidence, including its recent earnings history and its future expectations, that the Company’s taxable income in future years will be sufficient to realize all federal deferred tax assets. A valuation allowance of $4,742 and $4,210 was established against state deferred tax assets at December 31, 2005 and 2004, respectively. This valuation allowance is based upon management’s assessment that it is more likely than not that the Company will not be able to utilize these state deferred tax assets.

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

During the year ended December 31, 2005, an examination of the Company’s federal income tax returns for the tax periods ended December 31, 2003, 2002, and 2001 by the Internal Revenue Service (“IRS”) was completed. The Company recorded a $1,616 tax benefit representing a reduction in federal income tax reserves for tax years 2001 through 2003, resulting from a settlement reached with the IRS in August 2005. Of this total tax benefit, $455 was recorded as an increase to additional paid-in capital and $1,161 was recorded as a reduction to income tax expense for the year ended December 31, 2005.

12.          Statutory Net Income and Surplus

Statutory Accounting Practices

The Company’s Insurance Subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Statutory net income of the Company’s insurance subsidiaries was $97,337, $44,575 and $28,480 for the years ended December 31, 2005, 2004 and 2003, respectively. Statutory capital and surplus of the Company’s insurance subsidiaries was $350,833 and $278,161 at December 31, 2005 and 2004, respectively.

Dividends

The Company’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the “Commissioner”). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. The Company’s insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2005, the statutory surplus of Safety Insurance was $350,833, and its net income for 2005 was $92,432. As a result, a maximum of $92,432 is available in 2006 for such dividends without prior approval of the Commissioner.

13.          Fair Value of Financial Instruments

The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” and, therefore, are not included in the amounts discussed.

At December 31, 2005 and 2004, investments in fixed maturities and equity securities had a fair value, which equaled carrying value, of $714,543 and $664,596, respectively. There were no investments in fixed maturities and equity securities for which a quoted market price or dealer price was not available at December 31, 2005 or, 2004, respectively.

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars                in thousands except per share and share data)

The carrying values of cash and cash equivalents and investment income accrued approximate fair value.

At December 31, 2005 the Company had no amounts outstanding on its secured credit facility. At December 2004, the carrying value of the secured revolving credit facility was $19,956 which approximated its fair value as described in Note 7.

14.          Quarterly Results of Operations

An unaudited summary of the Company’s 2005 and 2004 quarterly performance, and audited annual performance, is as follows:

	Year ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenue	$168,251	$168,133	$169,840	$165,233	$671,457
Net income	14,502	23,246	30,475	26,959	95,182
Earnings per weighted average common share:
Basic	0.94	1.49	1.95	1.72	6.11
Diluted	0.92	1.46	1.92	1.69	5.97
Cash dividends paid per common share	0.12	0.12	0.18	0.18	0.60

	Year ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenue	$155,011	$157,159	$161,149	$163,121	$636,440
Net income	6,370	10,280	15,177	13,163	44,990
Earnings per weighted average common share:
Basic	0.42	0.67	0.99	0.85	2.94
Diluted	0.41	0.66	0.98	0.84	2.90
Cash dividends paid per common share	0.10	0.10	0.12	0.12	0.44

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

The following disclosures relate to actions taken by the Board of Directors of the Company (the “Board”), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2005 on a Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement.”

•       Upon recommendation from the Compensation Committee, on March 10, 2006, the Board approved the 2005 annual executive cash bonus pool in the total amount of $1,965. The total $1,965 pool will be allocated as follows: David Brussard, $830; Daniel D. Loranger, $304; Edward N. Patrick, Jr., $268;  William J. Begley, Jr., $231; David E. Krupa, $171; and Robert J. Kerton, $161.

•       On March 10, 2006, the Compensation Committee approved executive long-term incentive awards to certain members of senior management pursuant to our 2002 Management Omnibus Incentive Plan. The long-term incentive awards were granted in a total amount of $2,500 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on March 10, 2006. The restricted stock vests in three annual installments of 30% on March 10, 2007, 30% on March 10, 2008, and 40% on March 10, 2009. The $2,500 aggregate amount will be allocated as follows: David Brussard, $1,000 worth of restricted stock;  Daniel D. Loranger, $375 worth of restricted stock;  Edward N. Patrick, Jr., $375 worth of restricted stock;  William J. Begley, Jr., $300 worth of  restricted stock;  David E. Krupa $150 worth of restricted stock; Robert J. Kerton, $150 worth of restricted stock; George M. Murphy, $75 worth of restricted stock;  and James D. Berry, $75 worth of restricted stock. The form of restricted stock agreement that will be entered into is attached hereto as Exhibit 10.19.

•  On March 10, 2006, the Compensation Committee approved a grant of 1,000 shares of restricted stock to each of our non-employee directors (A. Richard Caputo, Jr., Frederic H. Lindeberg, Peter J. Manning, and David K. McKown) pursuant to our 2002 Management Omnibus Incentive Plan, to be effective on March 10, 2005. The shares cannot be sold, assigned, pledged or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of our Board. The form of restricted stock agreement that will be entered into is attached hereto as Exhibit 10.21.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 401 of Regulation S-K, regarding directors, executive officers, promoters and control persons, and not provided in Part I. Item 4A, “Executive Officers of the Registrant”, will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held on May 19, 2006 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2006 (the Company’s fiscal year end), and such information is incorporated herein by reference.

The information called for by Item 406 of Regulation S-K regarding the Company’s code of ethics can be found on the Company’s public website located on the internet at www.SafetyInsurance.com under “About Safety” and “Investor Information”.

ITEM 11.          EXECUTIVE COMPENSATION

The information called for by this Item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held on May19, 2006 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2005 (the Company’s fiscal year end), and such information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held on May 19, 2006 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2005 (the Company’s fiscal year end), and such information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held on May 19, 2006 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2005 (the Company’s fiscal year end), and such information is incorporated herein by reference.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held on May 19, 2006 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2005 (the Company’s fiscal year end), and such information is incorporated herein by reference.

PART IV.

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)   The following documents are filed as a part of this report:

1.                Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2005 are contained herein as listed in the Index to Consolidated Financial Statements on page 64.

2.                Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules on page 94.

3.                Exhibits: The exhibits are contained herein as listed in the Index to Exhibits on page 103.

SAFETY INSURANCE GROUP, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

		Page
Schedules
I	Summary of Investments—Other than Investments in Related Parties	95
II	Condensed Financial Information of the Registrant	96
III	Supplementary Insurance Information	98
IV	Reinsurance	99
V	Valuation and Qualifying Accounts	100
VI	Supplemental Information Concerning Property and Casualty Insurance Operations	101

Safety Insurance Group, Inc.

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2005

(Dollars in thousands)

	Cost	Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
Bonds:
U.S. government and government agencies and authorities	$127,764	$125,220	$125,220
States, municipalities and political subdivisions	321,250	322,609	322,609
Corporate bonds	262,030	261,798	261,798
Redeemable preferred stocks	2,886	2,911	2,911
Total fixed maturities	713,930	712,538	712,538
Equity securities:
Common Stocks
Industrial, miscellaneous and all other	1,895	2,005	2,005
Total equity securities	1,895	2,005	2,005
Total investments	$715,825	$714,543	$714,543

Safety Insurance Group, Inc.
Condensed Financial Information of the Registrant
Condensed Balance Sheets
Schedule II
(Dollars in thousands)

	December 31,
	2005	2004
Assets
Investments in consolidated affiliates	$389,469	$324,313
Other	—	2,070
Total assets	$389,469	$326,383
Liabilities
Accounts payable and other liabilities	$1,520	$1,093
Debt	—	19,956
Total liabilities	1,520	21,049
Shareholders’ equity	387,949	305,334
Total liabilities and shareholders’ equity	$389,469	$326,383

Safety Insurance Group, Inc.
Condensed Financial Information of the Registrant
Condensed Statements of Income and Comprehensive Income
Schedule II
(Dollars in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Revenues, net of income taxes	$—	$—	$11
Expenses	2,007	1,542	604
Net loss	(2,007)	(1,542)	(593)
Earnings from consolidated affiliates	97,189	46,532	29,075
Consolidated net income	95,182	44,990	28,482
Other net comprehensive loss, after tax	(9,542)	(3,941)	(1,671)
Consolidated comprehensive net income	$85,640	$41,049	$26,811

Safety Insurance Group, Inc.
Condensed Financial Information of the Registrant
Condensed Statements of Cash Flows
Schedule II
(Dollars in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Consolidated net income	$95,182	$44,990	$28,482
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings in consolidated subsidiaries	(97,189)	(46,532)	(29,075)
Amortization	903	301	—
Changes in assets and liabilities:
Other assets	2,070	(101)	—
Accounts payable and accrued liabilities	427	222	(898)
Net cash used for operating activities	1,393	(1,120)	(1,491)
Contribution to subsidiaries	—	(2,474)	—
Dividends received from consolidated subsidiaries	24,900	8,201	5,976
Net cash (used for) provided by investing activities	24,900	5,727	5,976
Payments on revolving credit facility	(19,956)	—	—
Proceeds from exercise of stock options	3,072	2,126	—
Dividends paid	(9,409)	(6,767)	(5,188)
Payments on promissory notes from management	—	34	715
Other	—	—	(12)
Net cash provided used for financing activities	(26,293)	(4,607)	(4,485)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—
Cash and cash equivalents, end of year	$—	$—	$—

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses, and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premium Written
Years Ended:

December 31, 2005	$45,480	$450,716	$341,562	$—	$622,831	$31,573	$385,593	$93,515	$53,154	$632,836
December 31, 2004	42,919	450,897	337,786	—	592,292	27,259	425,061	88,425	56,650	618,922
December 31, 2003	40,177	383,551	301,227	—	540,248	26,086	420,969	82,203	48,433	566,970

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

Total Premiums	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years ended:
December 31, 2005	$638,142	$89,277	$73,966	$622,831	11.9%
December 31, 2004	599,608	85,950	78,634	592,292	13.3%
December 31, 2003	544,664	71,692	67,276	540,248	12.5%

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
December 31, 2005
Allowance for Doubtful Accounts	$183	$901	$—	$864	$220
December 31, 2004
Allowance for Doubtful Accounts	484	442	—	743	183
December 31, 2003
Allowance for Doubtful Accounts	548	582	—	646	484

(1)          Deductions represent write-offs of accounts determined to be uncollectible

Safety Insurance Group, Inc.

Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in Thousands)

	Deferred Policy	Reserves for Unpaid Claims and Claims	Discount, if any,			Net	Claims and Claims Adjustment Expenses Incurred Related to		Amortization of Deferred Policy	Paid Claims and Claims
Affiliations With Registrant	Acquisition Costs	Adjustment Expenses	deducted in Column C	Unearned Premiums	Earned Premiums	Investment Income	Current Year	Prior Year	Acquisition Costs	Adjustment Expenses	Premiums Written

Consolidated Property & Casualty Subsidiaries
2005	$45,480	$450,716	$—	$341,562	$622,831	$31,573	$425,213	$(39,620)	$93,515	$382,157	$632,836
2004	42,919	450,897	—	337,786	592,292	27,259	431,839	(6,778)	88,425	368,343	618,922
2003	40,177	383,551	—	301,227	540,248	26,086	420,788	181	82,203	377,593	566,970

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFETY INSURANCE GROUP, INC.
(Registrant)
Date: March 16, 2006
	By:	David F. Brussard
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ DAVID BRUSSARD	President, Chief Executive Officer	March 16, 2006
David Brussard	and Chairman of the Board (Principal Executive Officer)
/s/ WILLIAM J. BEGLEY, JR.	Chief Financial Officer, Vice	March 16, 2006
William J. Begley, Jr.	President and Secretary
/s/ A. RICHARD CAPUTO, JR.	Director	March 16, 2006
A. Richard Caputo, Jr.
/s/ FREDERIC H. LINDEBERG	Director	March 16, 2006
Frederic H. Lindeberg
/s/ PETER J. MANNING	Director	March 16, 2006
Peter J. Manning
/s/ DAVID K. MCKOWN	Director	March 16, 2006
David K. McKown

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Merger Agreement dated May 31, 2001 by and among Safety Holdings, Inc., Safety Acquisition, Inc., Thomas Black Corporation and the stockholders of Thomas Black Coporation**
2.2	First Amendment to the Merger Agreement, dated July 17, 2001 by and among Safety Holdings, Inc., Safety Merger Co., Inc. and Thomas Black Corporation**
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.**
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.**
4	Form of Stock Certificate for the Common Stock**
10.1

Lease Agreement between Thomas Black Corporation and Aman, Inc. for the lease of office space located on the 1st through 5th, 11th and 12th floors of 20 Custom House Street, Boston, Massachusetts, dated June 11, 1987, and as amended on October 11, 1988, September 14, 1989, September 19, 1990, February 23, 1994 and December 20, 1996.**

10.2	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001.**
10.3	Management Consulting Agreement by and among TJC Management Corporation and Safety Holdings, Inc., dated October 16, 2001.**
10.4	Form of First Amendment to the Management Consulting Agreement by and among TJC Management Corporation and Safety Group.**
10.5	2002 Management Omnibus Incentive Plan(1)**
10.6	Employment Agreement by and between Safety Insurance Group, Inc. and David F. Brussard, dated November 8, 2004.(1)*
10.7	Employment Agreement by and between Safety Insurance Group, Inc. and Edward N. Patrick, Jr., dated November 8, 2004.(1)*
10.8	Employment Agreement by and between Safety Insurance Group, Inc. and Daniel F. Crimmins, dated November 8, 2004.(1)*
10.9	Employment Agreement by and between Safety Insurance Group, Inc. and Daniel D. Loranger, dated November 8, 2004.(1)*
10.11	Employment Agreement by and between Safety Insurance Group, Inc. and Robert J. Kerton, dated November 8, 2004.(1)*
10.12	Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective February 1, 2000.**
10.13	Reinsurance Terms Sheet between Safety Insurance Company and Swiss Re America Corporation, effective January 1, 2002.**
10.14	Excess Catastrophe Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch, effective January 1, 2002.**
10.15	Property Risk Excess of Loss Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch, effective January 1, 2002.**
10.16	Employment Agreement by and between Safety Insurance Group, Inc. and William J. Begley, Jr., dated November 8, 2004.(1)*
10.17	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(1)(2)
10.18	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(1)(2)

10.19	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(1)(2)
10.20	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(1)(2)
10.21	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(1)(2)
10.22	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(1)(2)
10.23	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(1)(2)
10.24	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(1)(2)
10.25	Employment Agreement by and between Safety Insurance Group, Inc. and David E. Krupa, dated November 8, 2004.(1)*
10.26	Employment Agreement by and between Safety Insurance Group, Inc. and James D. Berry, dated October 1, 2005.(1)(3)
10.27	Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy, dated October 1, 2005.(1)(3)
21	Subsidiaries of Safety Insurance Group, Inc.(3)
23	Consent of PricewaterhouseCoopers LLP.(3)
24	Power of Attorney—Included on signature page.
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

*                    Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed on November 9, 2004.

**             Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-87056) filed April 26, 2002, as amended.

(1)          Denotes management contract or compensation plan or arrangement.

(2)          Incorporated herein by reference to the registrant’s Annual Report on Form 10K for the year ended December 31, 2004 filed on March 16, 2005.

(3)          Included herein.