Form 10-Q
period 2006-03-31
SAFETY INSURANCE GROUP INC
filed 2006-05-10
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☐ No ☒

As of May 8, 2006, there were 15,918,057 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $811,786 and $713,930)	$800,452	$712,538
Equity securities, at fair value (cost: $3,839 and $1,895)	4,006	2,005
Total investment securities	804,458	714,543
Cash and cash equivalents	94,376	163,027
Accounts receivable, net of allowance for doubtful accounts	156,159	154,421
Accrued investment income	8,930	7,856
Taxes recoverable	—	318
Receivable from reinsurers related to paid loss and loss adjustment expenses	17,553	18,750
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	76,445	80,550
Prepaid reinsurance premiums	38,354	37,174
Deferred policy acquisition costs	48,767	45,480
Deferred income taxes	22,117	18,120
Equity and deposits in pools	16,549	14,631
Other assets	2,408	2,805
Total assets	$1,286,116	$1,257,675

Liabilities
Loss and loss adjustment expense reserves	$435,751	$450,716
Unearned premium reserves	358,284	341,562
Accounts payable and accrued liabilities	23,597	44,372
Taxes payable	10,749	—
Outstanding claims drafts	17,010	19,825
Payable to reinsurers	14,103	12,985
Payable for securities purchased	15,302	—
Capital lease obligations	210	266
Total liabilities	875,006	869,726

Commitments and contingencies (Note 6)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 15,880,717 and 15,787,947 shares issued and outstanding, respectively	159	158
Additional paid-in capital	122,078	120,451
Accumulated other comprehensive loss, net of taxes	(7,259)	(833)
Retained earnings	296,132	268,173
Total shareholders’ equity	411,110	387,949
Total liabilities and shareholders’ equity	$1,286,116	$1,257,675

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share and share data)

	Three Months Ended March 31,
	2006	2005

Net earned premiums	$157,778	$156,416
Net investment income	9,378	7,459
Net realized (losses) gains on investments	(74)	407
Finance and other service income	3,859	3,969
Total revenue	170,941	168,251

Losses and loss adjustment expenses	85,751	110,170
Underwriting, operating and related expenses	40,395	36,591
Interest expenses	24	223
Total expenses	126,170	146,984

Income before income taxes	44,771	21,267
Income tax expense	13,969	6,765
Net income	$30,802	$14,502

Earnings per weighted average common share:
Basic	$1.96	$0.94
Diluted	$1.94	$0.92

Cash dividends paid per common share	$0.18	$0.12

Weighted average number of common shares outstanding:
Basic	15,710,587	15,439,974
Diluted	15,894,797	15,742,717

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss), Net of Taxes	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2004	$155	$114,070	$8,709	$182,400	$305,334
Net income, January 1 to March 31, 2005				14,502	14,502
Other comprehensive loss, net of deferred federal income taxes			(7,557)		(7,557)
Exercise of options and unearned compensation on restricted stock net of deferred federal income taxes	1	1,789			1,790
Dividends paid				(1,861)	(1,861)
Balance at March 31, 2005	$156	$115,859	$1,152	$195,041	$312,208

	Common Stock	Additional Paid-in Capital	Other Comprehensive Income/(Loss), Net of Taxes	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2005	$158	$120,451	$(833)	$268,173	$387,949
Net income, January 1 to March 31, 2006				30,802	30,802
Other comprehensive loss, net of deferred federal income taxes			(6,426)		(6,426)
Exercise of options and unearned compensation on restricted stock net of deferred federal income taxes	1	1,627			1,628
Dividends paid				(2,843)	(2,843)
Balance at March 31, 2006	$159	$122,078	$(7,259)	$296,132	$411,110

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Net income	$30,802	$14,502

Other comprehensive loss, net of tax:
Change in unrealized holding gains, net of tax benefit of $(3,485) and $(3,927)	(6,474)	(7,292)
Reclassification adjustment for losses (gains) included in net income, net of tax expense (benefit) of $26 and $(143)	48	(265)

Unrealized losses on securities available for sale	(6,426)	(7,557)

Comprehensive income	$24,376	$6,945

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$30,802	$14,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	2,097	2,017
Benefit for deferred income taxes	(537)	(574)
Net realized losses (gains) on investments	74	(407)
Changes in assets and liabilities:
Accounts receivable	(1,738)	(11,112)
Accrued investment income	(1,074)	(899)
Receivable from reinsurers	5,302	(3,016)
Prepaid reinsurance premiums	(1,180)	677
Deferred policy acquisition costs	(3,287)	(4,333)
Other assets	(1,238)	(3,588)
Loss and loss adjustment expense reserves	(14,965)	11,405
Unearned premium reserves	16,722	27,104
Accounts payable and accrued liabilities	(20,775)	(23,275)
Payable to reinsurers	1,118	515
Other liabilities	8,416	6,131
Net cash provided by operating activities	19,737	15,147

Cash flows from investing activities:
Fixed maturities purchased	(106,696)	(43,422)
Equity securities purchased	(2,155)	(1,111)
Proceeds from sales of fixed maturities	13,787	12,668
Proceeds from maturities of fixed maturities	9,000	—
Proceed from sales of equity securities	229	134
Fixed assets purchased	(148)	(318)
Net cash used for investing activities	(85,983)	(32,049)

Cash flows from financing activities:
Proceeds from exercise of stock options	438	886
Dividends paid to shareholders	(2,843)	(1,861)
Net cash used for financing activities	(2,405)	(975)

Net decrease in cash and cash equivalents	(68,651)	(17,877)
Cash and cash equivalents at beginning of year	163,027	155,673
Cash and cash equivalents at end of period	$94,376	$137,796

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

The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Whiteshirts Asset Management Corporation (“WAMC”), and Whiteshirts Management Corporation, which is WAMC’s holding company. All intercompany transactions have been eliminated.  Prior period amounts have been reclassified to conform to the current period presentation.

The financial information as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2006.

The Company is a leading provider of personal lines property and casualty insurance focused exclusively on the Massachusetts market. The Company’s principal product line is private passenger automobile insurance, which accounted for 80.3% of its direct written premiums in 2005. The Company operates through its insurance company subsidiaries, Safety Insurance Company and Safety Indemnity Insurance Company.

2.  Earnings Per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted EPS are calculated by dividing net income by the weighted average number of basic common shares outstanding and the net effect of potentially dilutive common shares. At March 31, 2006 and 2005, the Company’s potentially dilutive instruments consisted of common shares under options of 590,883 and 715,731, respectively, and common shares under restriction of 118,790 and 105,960, respectively.

	Three Months Ended March 31,
	2006	2005
Earnings per weighted average common share:
Basic	$1.96	$0.94
Diluted	$1.94	$0.92

Weighted average number of common shares outstanding:
Basic	15,710,587	15,439,974
Effect of dilutive securities:
Stock options	166,684	281,556
Restricted stock	17,526	21,187
Diluted	15,894,797	15,742,717

Diluted EPS excludes stock options with exercise prices greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive stock options for the three months ended March 31, 2006.  The number of anti-dilutive stock options for the three months ended March 31, 2005 was 78,000.

3.  Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options (“NQSOs”), incentive stock options, stock appreciation rights and restricted stock (“RS”) awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000. At March 31, 2006, there were 38,391 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

On March 10, 2006, the Board approved amendments to the Incentive Plan, subject to stockholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes.  The Board is submitting the Incentive Plan, as amended, for stockholder approval at the 2006 Annual Meeting of Shareholders.

A summary of stock-based awards granted under the Incentive Plan during the three months ended March 31, 2006 is as follows:

Type of Equity Awarded	Effective Date	Number of Awards Granted	Exercise Price (1) or Fair Value (2) per Share	Vesting Terms	Expiration Date
NQSOs	March 10, 2006	126,225	$42.85 (1)	5 years, 20% annually	March 10, 2016
RS	March 10, 2006	58,342	42.85 (2)	3 years , 30%-30%-40%	N/A
RS	March 10, 2006	4,000	42.85 (2)	No vesting period (3)	N/A

(1)       The exercise price of the stock option grant is equal to the closing price of the Company’s common stock on the grant effective date.

(2)       The fair value of the restricted stock grant is equal to the closing price of the Company’s common stock on the grant effective date.

(3)       The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

Accounting and Reporting for Stock-Based Awards

Prior to January 1, 2006, the Company accounted for share-based compensation to employees and non-employee directors in accordance with the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, as allowed by Statement of Financial Accounting Standard No. (“FAS”) 123, “Accounting for Stock-Based Compensation” and as amended by FAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.   Accordingly, no compensation cost related to stock options was reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The Company historically reported pro forma results under the disclosure-only provisions of FAS123.

Effective January 1, 2006, the Company adopted FAS 123R (revised 2004), “Share-Based Payment,” which requires the Company to measure and recognize the cost of employee services received in exchange for an award of equity instruments.  Under the provisions of FAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the  requisite service period (generally the vesting period of the equity grant).

As permitted by FAS 123R, the Company elected the modified prospective transition method.  Under the modified prospective transition method, (i) compensation expense for share-based awards granted prior to January 1, 2006 is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123 as adjusted to incorporate forfeiture assumptions under FAS123R, and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of FAS 123R.  Results for periods prior to January 1, 2006 have not been restated.

As a result of adopting FAS 123R on January 1, 2006, the Company’s net income for the three months ended March 31, 2006 was lowered by $138, net of income tax benefit of $74.  The impact on both basic and diluted EPS for the three months ended March 31, 2006 was a reduction of $0.01 per share.

FAS123R requires the disclosure of pro forma information for periods prior to the adoption.  The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of FAS 123 for all share-based awards:

Three Months Ended March 31, 2005
Net income, as reported	$14,502

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(143)
Net income, pro forma	$14,359
Earnings per weighted average share:
Basic, as reported	$0.94
Basic, pro forma	$0.93
Diluted, as reported	$0.92
Diluted, pro forma	$0.91

Stock Options

The fair value of stock options used to compute pro forma net income and earnings per share disclosures for the three and ended March 31, 2006 and 2005 is the estimated fair value at grant effective date using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2006	2005
Expected dividend yield	1.36% - 2.52%	1.36% - 2.52%
Expected volatility	.20 - .32	0.20 - 0.31
Risk-free interest rate	3.23% - 4.76%	3.23% - 4.35%
Expected holding period	6.5 - 7 years	7 years

Expected dividend yield is the Company’s dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future.   Expected volatility is based on historical volatility of the Company’s common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option.  The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option.  The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107 “Share-Based Payment”, which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term.

A summary of option activity under the Incentive Plan during the three months ended March 31, 2006 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	496,086	$17.04
Granted	126,225	42.85
Forfeited	(1,000)	16.42
Exercised	(30,428)	14.40
Outstanding at March 31, 2006	590,883	22.69	7.9 years	$13,570
Exercisable at March 31, 2006	167,668	15.59	7.3 years	5,042

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $45.66 on March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.  The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at March 31, 2006 and $12.00 to $35.23 at March 31, 2005.  The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was estimated at $15.32 and $12.62, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $951 and $1,339, respectively.

A summary of the status of non-vested options as of March 31, 2006 is presented below:

	Number of Shares	Weighted Average Grant Date Exercise Price

Non-vested at January 1, 2006	446,446	$17.39
Granted	126,225	42.85
Vested	(148,454)	15.88
Forfeited	(1,000)	16.42
Non-vested at March 31, 2006	423,217	$25.51

As of March 31, 2006, there was $2,834 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 4.0 years.

Cash received from options exercised was $438 and $886 for the three months ended March 31, 2006 and 2005, respectively.

Restricted Stock

Restricted stock awarded to employees in the form of unvested shares are recorded at the market value of the Company’s common stock on the grant date and amortized ratably as expense over the requisite service period.

A summary of restricted stock activity under the Incentive Plan during the three months ended March 31, 2006 is presented below:

	Shares Under Restriction	Weighted Average Fair Value
Outstanding at January 1, 2006	98,417	$27.77
Granted during the quarter	62,342	42.85
Vested and unrestricted during the quarter	(33,969)	25.97
Outstanding at March 31, 2006	126,790	35.67

As of March 31, 2006, there was $4,153 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2006 was $882.  For the three months ended March 31, 2006 and 2005, the Company recorded compensation expense related to restricted stock of $286 and $171, net of income tax benefits of $154 and $92, respectively.

4.  Investments

The gross unrealized appreciation (depreciation) of investments in fixed maturities securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, was as follows:

	March 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$124,177	$74	$(4,073)	$120,178
Obligations of states and political subdivisions	366,557	2,537	(4,452)	364,642
Asset-backed securities (1)	177,952	128	(3,692)	174,388
Corporate and other securities	143,100	1,203	(3,059)	141,244
Subtotal, fixed maturity securities	811,786	3,942	(15,276)	800,452
Equity securities	3,839	169	(2)	4,006
Totals	$815,625	$4,111	$(15,278)	$804,458

(1)   Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $114,180 at amortized cost and $110,329 at estimated fair value as of March 31, 2006. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2006
	Amortized Cost	Estimated Fair Value
Due in one year or less	$22,482	$22,365
Due after one year through five years	179,869	177,776
Due after five years through ten years	187,757	185,885
Due after ten years through twenty years	110,384	109,778
Due after twenty years	19,162	19,931
Asset-backed securities	292,132	284,717
Totals	$811,786	$800,452

Gross gains of $38 and $411 and gross losses of $129 and $5 were realized on sales of fixed maturities for the three months ended March 31, 2006 and 2005, respectively.  Gross gains of $17 and $1 were realized on sales of equity securities for the three months ended March 31, 2006 and 2005.  Proceeds from fixed maturities maturing were $9,000 and $0 for the three months ended March 31, 2006 and 2005, respectively.

The following tables illustrate the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$43,471	$884	$73,415	$3,190	$116,886	$4,073
Obligations of states and political subdivisions	129,334	1,954	88,472	2,498	217,806	4,452
Asset-backed securities	125,786	2,632	35,018	1,060	160,804	3,692
Corporate and other securities	73,934	2,095	38,545	964	112,479	3,059
Total temporarily impaired securities	$372,525	$7,565	$235,450	$7,712	$607,975	$15,276

The Company’s investment portfolio included 253 securities in an unrealized loss position at March 31, 2006. The Company’s methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery of its costs.

During the three months ended March 31, 2006 and 2005, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

As of March 31, 2006, the Company’s fixed income securities portfolio was comprised entirely of investment grade securities as defined by Moody’s Investor Services, Inc., Standard and Poor’s, and the Securities Valuation Office of the National Association of Insurance Commissioners.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2006	2005

Interest and dividends on fixed maturities	$8,340	$6,973
Dividends on equity securities	7	$2
Interest on cash and cash equivalents	1,320	745
Total investment income	9,667	7,720
Investment expenses	289	261
Net investment income	$9,378	$7,459

5.  Loss and Loss Adjustment Expense (“LAE”) Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Reserves for losses and LAE, beginning of year	$450,716	$450,897
Less reinsurance recoverable on unpaid losses and LAE	(80,550)	(84,167)
Net reserves for losses and LAE, beginning of year	370,166	366,730

Incurred losses and LAE, related to:
Current year	99,044	118,498
Prior years	(13,293)	(8,328)
Total incurred losses and LAE	85,751	110,170

Paid losses and LAE related to:
Current year	41,716	44,371
Prior years	54,895	56,081
Total paid losses and LAE	96,611	100,452

Net reserves for losses and LAE, end of current quarter	359,306	376,448
Plus reinsurance recoverables on unpaid losses and LAE	76,445	85,854
Reserves for losses and LAE, end of current quarter	$435,751	$462,302

At the end of each period, the reserves were re-estimated for all prior accident years. Primarily due to an improvement in Commonwealth Automobile Reinsurers (“CAR”) results, the Company’s prior year reserves decreased by $13,293 and $8,328 for the three months ended March 31, 2006 and 2005, respectively.  The decrease in prior year reserves during the 2006 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is composed of reductions of $5,766 in CAR assumed reserves, $5,022 in the Company’s automobile reserves and $2,505 in the Company’s homeowners reserves.  The decrease in prior year reserves during the 2005 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is composed of reductions of $6,328 in CAR assumed reserves and $2,000 in the Company’s own automobile reserves.   It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

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

Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund (‘‘Insolvency Fund’’). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer.  It is anticipated that there will be additional assessments from time to time relating to various insolvencies.   Although the timing and amounts of any future assessments are not known, based upon existing knowledge, management’s opinion is that such future assessments will not have a material effect upon the financial position of the Company.

7.  Debt

The Company has a $30,000 revolving credit facility with Citizens Bank of Massachusetts which expires on June 17, 2008. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.5% above the federal funds rate plus 1.5% per annum.  Interest only is payable prior to maturity. The obligations of the Company under the credit facility are secured by pledges of the Company’s assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of the Company. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of March 31, 2006, the Company was in compliance with all such covenants.

The Company paid down the balance of $19,956 on December 8, 2005 and had no amounts outstanding on its credit facility at March 31, 2006 and at December 31, 2005.  The interest rate on the $30,000 commitment was .25% at March 31, 2006 and December 31, 2005.

8. Income Taxes

Federal income tax expense for the three months ended March 31, 2006 and 2005 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto, which appear elsewhere in this document. In this discussion, all dollar amounts are presented in thousands, except share and per share data.

The following discussion contains forward-looking statements. We intend statements which are not historical in nature to be, and are hereby identified as “forward-looking statements” to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, the Company’s senior management may make forward-looking statements orally to analysts, investors, the media and others. This safe harbor requires that we specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of us. We cannot promise that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from and worse than our expectations. See “Forward-Looking Statements” on page 33 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

A. Executive Summary and Overview

In this discussion, “Safety” refers to Safety Insurance Group, Inc. and “our Company,” “we,” “us” and “our” refer to Safety Insurance Group, Inc. and its consolidated subsidiaries. Our subsidiaries consist of Safety Insurance Company (“Safety Insurance”), Safety Indemnity Insurance Company, Whiteshirts Asset Management Corporation (“WAMC”), and Whiteshirts Management Corporation, which is WAMC’s holding company.

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

On December 31, 2004, the Commissioner approved new rules for CAR, which became effective on January 1, 2005 (the “Approved Rules”). On January 14, 2005, we filed, on Form 8-K, an estimate of the financial impact the Approved Rules may have on us and we stated that a lawsuit had been filed in Suffolk Superior Court by Commerce Insurance Company against the Commissioner that seeks an order permanently enjoining implementation and/or enforcement of the Approved Rules. Certain ERPs, Arbella Mutual Insurance Company and the Center for Insurance Research intervened as plaintiffs and CAR intervened as a defendant in this lawsuit. On June 20, 2005, the Massachusetts Superior Court ruled that the Commissioner lacked the statutory authority to implement the Approved Rules and ordered them vacated. As a result, the Approved Rules did not go into effect. The Commissioner appealed the decision of the Massachusetts Superior Court. On October 26, 2005, the Massachusetts Supreme Judicial Court agreed to take direct appellate review of the Commissioner’s appeal. The Court held arguments in this matter on May 4, 2006. At the present time, we are unable to predict whether the Commissioner’s appeal will be successful.

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

Each year, the Commissioner sets maximum premium rates that may be charged and minimum commissions that must be paid to agents for private passenger automobile insurance. The Commissioner announced on December 15, 2005, an 8.7% statewide average private passenger automobile insurance rate decrease for 2006, compared to a 1.7% decrease for 2005. Coinciding with the 2006 rate decision, the Commissioner also approved an 11.8% commission rate agents receive for selling private passenger automobile insurance, as a percentage of premiums, compared to a commission rate of 10.9% in 2005.

While state-mandated average maximum private passenger automobile insurance rates decreased 8.7% for 2006, our average premium per automobile exposure in the three months ended March 31, 2006 decreased from the three months ended March 31, 2005 by approximately 6.4%. The difference in our average premiums from the state-mandated rate reduction was primarily the result of purchases of new automobiles by our insureds. We believe that the continued benefits of our rate pursuit initiative, which validates insured rating classifications and discount eligibility, also contributed to the difference in our average premiums received per automobile exposure. The table below shows average Massachusetts-mandated private passenger automobile premium rate changes and changes in our average premium per automobile exposure from 1997-2006.

Massachusetts Private Passenger Rate Decisions

Year	State Mandated Average Rate Change (1)	Safety Change in Average Premium per Automobile Exposure (2)
2006	(8.7)%	(6.4)%
2005	(1.7)%	0.1%
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%
1997	(6.2)%	(5.1)%

(1)  Source: Commissioner rate decisions for 1997 - 2006.

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

Our SAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2006	2005
Statutory Ratios:
Loss Ratio	54.3%	70.4%
Expense Ratio	25.0%	22.0%
Combined Ratio	79.3%	92.4%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2006	2005
GAAP Ratios:
Loss Ratio	54.3%	70.4%
Expense Ratio	25.6%	23.4%
Combined Ratio	79.9%	93.8%

Stock-Based Compensation

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options (“NQSOs”), incentive stock options, stock appreciation rights and restricted stock (“RS”) awards. The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 1,250,000. At March 31, 2006, there were 38,391 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

On March 10, 2006, the Board approved amendments to the Incentive Plan, subject to stockholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes.  The Board is submitting the Incentive Plan, as amended, for stockholder approval at the 2006 Annual Meeting of Shareholders.

A summary of stock-based awards granted under the Incentive Plan during the three months ended March 31, 2006 is as follows:

Type of Equity Awarded	Effective Date	Number of Awards Granted	Exercise Price (1) or Fair Value (2) per Share	Vesting Terms	Expiration Date
NQSOs	March 10, 2006	126,225	$42.85 (1)	5 years, 20% annually	March 10, 2016
RS	March 10, 2006	58,342	42.85 (2)	3 years , 30%-30%-40%	N/A
RS	March 10, 2006	4,000	42.85 (2)	No vesting period(3)	N/A

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. As of January 1, 2006 our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $250,000. Our catastrophe reinsurance protects us in the event of a “415-year storm” (that is, a storm of a severity expected to occur once in a 415-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior). All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better except for Montpelier Re, Endurance Re and Amlin Bermuda which are rated “A-” (Excellent). We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”) in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. At March 31, 2006, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

On March 10, 2005, our Board of Directors adopted a resolution that prohibits Safety from purchasing finite reinsurance (reinsurance that transfers only a finite or limited amount of risk to the reinsurer) without approval by the Board. To date, the Company has never purchased a finite reinsurance contract.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonable possible estimations for net reserves of approximately $316,769 to $363,887 as of March 31, 2006.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above.

The following tables present the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2006.

Range of Net Reserves for Losses and LAE

Line of Business	Low	Recorded	High
Private Passenger Auto	$240,297	$270,513	$272,255
Commercial Auto	45,339	49,962	51,358
Homeowners	22,947	28,693	29,446
All Other	8,186	10,138	10,828
Total	$316,769	$359,306	$363,887

The Company’s net loss and LAE reserves, based on management’s best estimate, were set at $359,306 as of March 31, 2006.  For our private passenger and commercial auto lines of business as of March 31, 2006, due to the relatively long time we have been writing these lines of insurance, and our stable long-term trends in frequency and severity, the range of reserves are relatively narrow. We recorded reserves closer to the high in the respective ranges, in recognition that current ultimate estimations are lower than historical results for these lines of business.

For our homeowners and all other lines of business as of March 31, 2006, due to the relatively short time we have been writing these lines of business, and the resulting immature data available for our analysis, the range of reserves are relatively wide compared to the mid-point estimation and we recorded reserves close to the high of the range of projections.

The following tables present information by line of business for our net reserves for losses and LAE as of March 31, 2006.

Net Reserves for Losses and LAE

Line of Business	Direct less Ceded	Assumed	Net
Private Passenger Auto	$207,403
CAR assumed Private Passenger		$63,110
Net Private Passenger Auto			$270,513
Commercial Auto	34,504
CAR assumed Commercial Auto		15,458
Net Commercial Auto			49,962
Homeowners	20,521
FAIR Plan assumed Homeowners		8,172
Net Homeowners			28,693
All Other	10,138	—	10,138
Total Net Reserves for Losses and LAE	$272,566	$86,740	$359,306

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the three months ended March 31, 2006 a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $1,578. Each 1 percentage-point change in the loss and loss expense ratio would have a $1,026 effect on net income, or $0.06 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our key assumptions could have a reasonable possible range of plus or minus 5 percentage-points for each estimation. However, as 2005 and the first quarter of 2006 have demonstrated, there is no guarantee that our assumptions will not have more than a 5 percentage-point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our direct minus ceded loss and LAE reserves and net income for the three months ended March 31, 2006. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent Change in Frequency	No Change in Frequency	+1 Percent Change in Frequency
Private Passenger Automobile Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,148)	$(2,074)	$—
Estimated increase in net income	2,696	1,348	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,074)	—	2,074
Estimated increase (decrease) in net income	1,348	—	(1,348)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,074	4,148
Estimated decrease in net income	—	(1,348)	(2,696)

Commercial Automobile Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(690)	(345)	—
Estimated increase in net income	449	224	—
No Change in Severity
Estimated (decrease) increase in reserves	(345)	—	345
Estimated increase (decrease) in net income	224	—	(224)
+1 Percent Change in Severity
Estimated increase in reserves	—	345	690
Estimated decrease in net income	—	(224)	(449)

Homeowners Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(410)	(205)	—
Estimated increase in net income	267	133	—
No Change in Severity
Estimated (decrease) increase in reserves	(205)	—	205
Estimated increase (decrease) in net income	133	—	(133)
+1 Percent Change in Severity
Estimated increase in reserves	—	205	410
Estimated decrease in net income	—	(133)	(267)

All Other Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(203)	(101)	—
Estimated increase in net income	132	66	—
No Change in Severity
Estimated (decrease) increase in reserves	(101)	—	101
Estimated increase (decrease) in net income	66	—	(66)
+1 Percent Change in Severity
Estimated increase in reserves	—	101	203
Estimated decrease in net income	—	(66)	(132)

Our estimated share of CAR loss and LAE reserves is based on assumptions about our Participation Ratio, the size of CAR, and the resulting deficit (similar assumptions apply with respect to the FAIR Plan). Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our

CAR reserves. Our assumptions could have a reasonable possible range of plus or minus 5 percentage-points for each estimation. However, as 2005 and 2006 have demonstrated, there is no guarantee that our assumptions will not have more than a 5 percentage-point variation. The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2006. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent Change in Estimation	No Change in Estimation	+1 Percent Change in Estimation
CAR Assumed Private Passenger Automobile
Estimated (decrease) increase in reserves	$(631)	$—	$631
Estimated increase (decrease) in net income	410	—	(410)
CAR Assumed Commercial Automobile
Estimated (decrease) increase in reserves	(155)	—	155
Estimated increase (decrease) in net income	100	—	(100)
FAIR Plan Assumed Homeowners
Estimated (decrease) increase in reserves	(82)	—	82
Estimated increase (decrease) in net income	53	—	(53)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2006 and 2005.

Prior Year Net Loss and LAE Reserve Development Summary

Accident	For the Three Months Ended March 31,
Year	2006	2005
1996 & Prior	$(42)	$(30)
1997	(3)	—
1998	23	16
1999	(32)	(50)
2000	(15)	(2)
2001	(372)	(11)
2002	(749)	(1,076)
2003	(1,559)	(1,990)
2004	(3,482)	(5,185)
2005	(7,062)	—
All Prior Years	$(13,293)	$(8,328)

The decrease in prior year reserves during the 2006 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is composed primarily of a reduction of $5,766 in CAR assumed reserves, a reduction of $5,022 in the Company’s automobile reserves and a reduction of $2,505 in the Company’s homeowners reserves. Prior year reserves decreased by $8,328 for the three months ended March 31, 2005. This decrease resulted from re-estimations of prior accident year ultimate loss and LAE liabilities which resulted in reductions of $6,328 in CAR assumed reserves and $2,000 in the Company’s own automobile reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the three months ended March 31, 2006. Each accident year represents all claims for an annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

Prior Year Net Loss and LAE Reserve Development Summary

Accident Year	Private Passenger Automobile	Commercial Automobile	Homeowners	All Other	Total
1996 & Prior	$(42)	$—	$—	$—	$(42)
1997	(3)	—	—	—	(3)
1998	23	—	—	—	23
1999	(10)	(22)	—	—	(32)
2000	(25)	(18)	20	8	(15)
2001	(324)	(2)	(10)	(36)	(372)
2002	(541)	(40)	(119)	(49)	(749)
2003	(1,187)	(37)	(265)	(70)	(1,559)
2004	(2,211)	(702)	(475)	(94)	(3,482)
2005	(5,036)	(611)	(1,406)	(9)	(7,062)
All Prior Years	$(9,356)	$(1,432)	$(2,255)	$(250)	$(13,293)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of direct minus ceded reserves for losses and LAE for the three months ended March 31, 2006; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

Prior Year Net Direct minus Ceded Loss and LAE Reserve Development Summary

Accident Year	Retained Private Passenger Automobile	Retained Commercial Automobile	Retained Homeowners	Retained All Other	Total
1996 & Prior	$(42)	$—	$—	$—	$(42)
1997	(3)	—	—	—	(3)
1998	23	—	—	—	23
1999	(10)	(4)	—	—	(14)
2000	(25)	(2)	20	8	1
2001	(117)	(23)	(10)	(36)	(186)
2002	(72)	(59)	(119)	(49)	(299)
2003	(634)	(2)	(265)	(70)	(971)
2004	(914)	(638)	(475)	(94)	(2,121)
2005	(2,245)	(255)	(1,406)	(9)	(3,915)
All Prior Years	$(4,039)	$(983)	$(2,255)	$(250)	$(7,527)

The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the three months ended March 31, 2006.

Prior Year assumed Loss and LAE Reserve Development Summary

Accident Year	CAR Assumed Private Passenger Automobile	CAR Assumed Commercial Automobile	FAIR Plan Homeowners	All Other	Total
1996 & Prior	$—	$—	$—	$—	$—
1997	—	—	—	—	—
1998	—	—	—	—	—
1999	—	(18)	—	—	(18)
2000	—	(16)	—	—	(16)
2001	(207)	21	—	—	(186)
2002	(469)	19	—	—	(450)
2003	(553)	(35)	—	—	(588)
2004	(1,297)	(64)	—	—	(1,361)
2005	(2,791)	(356)	—	—	(3,147)
All Prior Years	$(5,317)	$(449)	$—	$—	$(5,766)

Our private passenger automobile line of business prior year reserves decreased by $9,356 for the three months ended March 31, 2006. The decrease was primarily due to improved assumed CAR results for the private passenger automobile pool for the 2005 accident year of $2,791 and for the 2004 accident year of $1,297. The improved CAR results were due primarily to improved CAR private passenger loss ratios for 2005 and 2004 as published and reported by the CAR Loss Reserving Committee at the March 1, 2006 meeting, as compared to the published results at the November 30, 2005 meeting. In addition, we reduced our retained private passenger automobile reserves for the 2005 and 2004 accident years by $2,245 and $914, respectively, primarily due to better than previously estimated severity on our established bodily injury case reserves.

Our commercial automobile line of business prior year reserves decreased by $1,432 for the three months ended March 31, 2006. The decrease was primarily due to more favorable commercial automobile bodily injury severity than previously estimated on our established case reserves.

Our homeowners line of business prior year reserves decreased by $2,255 for the three months ended March 31, 2006 as a result of improved severity on our established case reserves for 2004 and 2005 related to our retained homeowners business.

In estimating all our loss reserves, including CAR, we follow the guidance prescribed by Statement of Financial Accounting Standards (“FAS”) No. 60, “Accounting and Reporting by Insurance Enterprises” and FAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.”

For further information, see “Section C. Results of Operations: Losses and Loss Adjustment Expenses.”

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

For further information, see “Section C. Results of Operations: Net Realized Investment Losses.”

C. Results of Operations

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2006	2005
Direct written premiums	$178,037	$185,775
Net written premiums	173,321	184,198
Net earned premiums	157,778	156,416
Investment income	9,378	7,459
Net realized (losses) gains on investments	(74)	407
Finance and other service income	3,859	3,969
Total revenue	170,941	168,251
Loss and loss adjustment expenses	85,751	110,170
Underwriting, operating and related expenses	40,395	36,591
Interest expenses	24	223
Total expenses	126,170	146,984
Income before income taxes	44,771	21,267
Income tax expense	13,969	6,765
Net income available to common shareholders	$30,802	$14,502
Earnings per weighted common share:
Basic	$1.96	$0.94
Diluted	$1.94	$0.92
Cash dividends paid per common share	$0.18	$0.12
Weighted average number of common shares outstanding:
Basic	15,710,587	15,439,974
Diluted	15,894,797	15,742,717

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Direct Written Premiums. Direct written premiums for the three months ended March 31, 2006 decreased by $7,738, or 4.2%, to $178,037 from $185,775 for the comparable 2005 period. The 2006 decrease occurred primarily in our personal automobile line, which experienced a 6.4% decrease in average written premium and a 1.9% decrease in written exposures. Offsetting the personal auto line decrease, were increases in our commercial automobile line’s average written premium of 9.6% and written exposures of 12.1%. Our homeowners line’s average written premium increased by 7.6%, which was partly offset by a 5.1% decrease in written exposures.

Net Written Premiums. Net written premiums for the three months ended March 31, 2006 decreased by $10,877, or 5.9%, to $173,321 from $184,198 for the comparable 2005 period due to the factors that decreased direct written premiums combined with a decrease in premiums assumed from CAR.

Net Earned Premiums. Net earned premiums for the three months ended March 31, 2006 increased by $1,362, or 0.9%, to $157,778 from $156,416 for the comparable 2005 period.

Net Investment Income. Net investment income for the three months ended March 31, 2006 was $9,378 compared to $7,459 for the comparable 2005 period. Average cash and investment securities (at cost) increased by $84,550, or 10.5%, to $886,776 for the three months ended March 31, 2006 from $802,226 for the three months ended March 31, 2005. Net effective annualized yield on the investment portfolio increased to 4.2% during the three months ended March 31, 2006 from 3.7% during 2005. Our duration increased to 3.7 years at March 31, 2006 from 3.2 years at December 31, 2005.

Net Realized (Losses) Gains on Investments. Net realized losses on investments was $74 for the three months ended March 31, 2006 compared to  net realized gains of $407 for the comparable 2005 period.

The gross unrealized appreciation (depreciation) of investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, was as follows:

	March 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$124,177	$74	$(4,073)	$120,178
Obligations of states and political subdivisions	366,557	2,537	(4,452)	364,642
Asset-backed securities (1)	177,952	128	(3,692)	174,388
Corporate and other securities	143,100	1,203	(3,059)	141,244
Subtotal, fixed maturity securities	811,786	3,942	(15,276)	800,452
Equity securities	3,839	169	(2)	4,006
Totals	$815,625	$4,111	$(15,278)	$804,458

(1)   Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $114,180 at amortized cost and $110,329 at estimated fair value as of March 31, 2006. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

As of March 31, 2006, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody’s which received S&P ratings of AA/A or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	March 31, 2006
	Estimated Fair Value	Percent

U.S. Treasury securities and obligations of U.S. Government agencies	$120,178	15.0%
Aaa/Aa	538,894	67.4%
A	82,583	10.3%
Baa	44,955	5.6%
Not rated (Standard & Poor’s rating of A- or higher)	13,842	1.7%
Total	$800,452	100.0%

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

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2006.

	As of March 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$43,471	$884	$73,415	$3,190	$116,886	$4,073
Obligations of states and political subdivisions	129,334	1,954	88,472	2,498	217,806	4,452
Asset-backed securities	125,786	2,632	35,018	1,060	160,804	3,692
Corporate and other securities	73,934	2,095	38,545	964	112,479	3,059
Total temporarily impaired securities	$372,525	$7,565	$235,450	$7,712	$607,975	$15,276

The unrealized losses recorded on the fixed maturity investment portfolio at March 31, 2006 resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

Of the $15,276 gross unrealized losses as of March 31, 2006, $8,525 relates to fixed maturity obligations of states and political subdivisions and U.S. government agencies. The remaining $6,751 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate and other fixed maturity securities.

During the three months ended March 31, 2006 and 2005, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

Finance and Other Service Income. Finance and other service income includes revenues from premium installment charges, which we recognize when earned. Finance and other service income decreased by $110, or 2.8%, to $3,859 for the three months ended March 31, 2006 from $3,969 for the comparable 2005 period, primarily due to the decrease in direct premiums written.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred during the three months ended March 31, 2006 decreased by $24,419, or 22.2%, to $85,751 from $110,170 for the comparable 2005 period. Our GAAP loss ratio for the three months ended March 31, 2006 decreased to 54.3% from 70.4% for the comparable 2005 period. Our GAAP loss ratio excluding loss adjustment expenses for the first quarter of 2006 decreased to 47.3% from 63.0% for the comparable 2005 period. The loss ratio improved as a result of a decrease in personal and commercial automobile bodily injury and physical damage claim frequency primarily due to milder winter weather and favorable loss development in our personal automobile and homeowners lines prior year results. Total prior year favorable development included in the pre-tax results for the quarter ended March 31, 2006 was $13,293 compared to prior year favorable development of $8,328 for the comparable 2005 period.

Underwriting, Operating and Related Expenses. Underwriting, operating and related expense for the three months ended March 31, 2006 increased by $3,804, or 10.4%, to $40,395 from $36,591 for the comparable 2005 period. Our GAAP expense ratios for the first quarter of 2006 increased to 25.6% from 23.4% for the comparable 2005 period, primarily due to higher accrued agents’ contingent commissions and higher 2006 policy year mandated personal automobile commissions. The increase in accrued agents’ contingent commisssions is due to the improved underwriting results for the first quarter of 2006 compared to the first quarter of 2005.

Interest Expenses. Interest expense for the first quarter of 2006 was $24 compared to $223 for the comparable 2005 period. The decrease in interest expenses was due to the pay down of the balance outstanding under our credit facility on December 8, 2005. We had no debt outstanding during the three months ended March 31, 2006 compared to $19,956 of debt outstanding during the comparable 2005 period related to our credit facility. Interest expense related to the credit facility commitment was $18 for the first quarter of 2006 compared to $6 for the comparable 2005 period.

Income Tax Expense. Our effective tax rate was 31.2% and 31.8% for the first quarter of 2006 and 2005, respectively. These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income.

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

Net cash provided by operating activities was $19,737 and $15,147 during the three months ended March 31, 2006 and 2005, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $85,983 during the three months ended March 31, 2006 compared to $32,049 during the three months ended March 31, 2005. This was primarily the result of greater purchases of fixed maturities in 2006.

Net cash used for financing activities was $2,405 and $975 during the three months ended March 31, 2006 and 2005, respectively, primarily from dividends paid to shareholders in excess of proceeds from stock option exercises.

Credit Facility

Concurrent with the closing of our November 27, 2002 initial public offering (“IPO”) and repayment of our old credit facility, Safety obtained a new $30,000 revolving credit facility. Safety borrowed the entire $30,000 under this credit facility at the closing of the IPO and paid down the balance to $19,956 on December 5, 2002 with the approximately $10,000 net proceeds from the exercise of the underwriter’s over-allotment option for 900,000 shares of our common stock. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.5% above the federal funds rate plus 1.5% per annum. Interest only is payable prior to maturity. The obligations of Safety under the credit facility are secured by pledges of the assets of Safety and the capital stock of Safety’s operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of Safety. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of March 31, 2006, we were in compliance with all such covenants.

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

We paid down the balance of $19,956 on December 8, 2005 and had no amounts outstanding on our credit facility at March 31, 2006 and at December 31, 2005. The interest rate on the $30,000 commitment was .25% at March 31, 2006 and December 31, 2005.

Regulatory Matters

Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2005, the statutory surplus of Safety Insurance was $350,833, and its net income for 2005 was $92,432. As a result, a maximum of $92,432 is available in 2006 for such dividends without prior approval of the Division. During the three months ended March 31, 2006, Safety Insurance paid dividends to Safety of $2,306.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 16, 2006, our Board approved a quarterly cash dividend on our common stock of $0.18 per share, or $2,843, which was paid on March 15, 2006 to shareholders of record on March 1, 2006. On May 5, 2006, our Board approved a quarterly cash dividend on our common stock of $0.18 per share to be paid on June 15, 2006 to shareholders of record on June 1, 2006. We plan to continue to declare and pay quarterly cash dividends in 2006, depending on our financial position and the regularity of our cash flows.

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

E. Off-Balance Sheet Arrangements

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

F. Contractual Obligations

We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At March 31, 2006, certain long-term aggregate contractual obligations and credit-related commitments are as follows:

	Payments Due by Period
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Loss and LAE reserves	$213,518	$191,730	$26,145	$4,358	$435,751
Capital lease obligations	171	39	—	—	210
Operating leases	2,205	2,975	3,083	15	8,278
Total contractual obligations	$215,894	$194,744	$29,228	$4,373	$444,239

As of March 31, 2006, the Company had loss and LAE reserves of $435,751, reinsurance recoverables of $76,445 and net loss and LAE reserves of $359,306. Our loss and LAE reserves are estimates as described in more detail under “Critical Accounting Policies and Estimates”. The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

G. Forward-Looking Statements

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC, such as those set forth under the caption “Risk Factors” in our Form 10-K for the year ended December 31, 2005 filed with the SEC on March 16, 2006.

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

	-100 Basis Point Change	No Change	+100 Basis Point Change
As of March 31, 2006
Estimated fair value	$834,048	$800,452	$767,195
Estimated increase (decrease) in fair value	$33,596	$—	$(33,257)

An important market risk for all of our long-term debt is interest rate risk. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. We had no debt outstanding under our credit facility during the first quarter of 2006. Assuming maximum utilization of our credit facility for the entire year, a 2.0% change in the prevailing interest rate on our variable rate debt would result in interest expense fluctuating approximately $600.

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

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings - Please see “Item 1 — Financial Statements - Note 6, Commitments and Contingencies.”

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds -  None.

Item 3.    Defaults upon Senior Securities -  None.

Item 4.    Submission of Matters to a Vote of Security Holders -  None.

Item 5.    Other Information -  None.

Item 6.    Exhibits - The exhibits are contained herein as listed in the Exhibit Index on page 37.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)
Date: May 10, 2006

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