Form 10-Q
period 2006-06-30
SAFETY INSURANCE GROUP INC
filed 2006-08-09
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐ No  ☒

As of August 4, 2006, there were 16,002,411 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $876,134 and $713,930)	$856,476	$712,538
Equity securities, at fair value (cost: $3,887 and $1,895)	3,983	2,005
Total investment securities	860,459	714,543
Cash and cash equivalents	31,543	163,027
Accounts receivable, net of allowance for doubtful accounts	162,075	154,421
Accrued investment income	9,046	7,856
Taxes recoverable	1,339	318
Receivable from reinsurers related to paid loss and loss adjustment expenses	17,382	18,750
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	76,068	80,550
Prepaid reinsurance premiums	36,853	37,174
Deferred policy acquisition costs	50,500	45,480
Deferred income taxes	24,694	18,120
Equity and deposits in pools	30,257	14,631
Other assets	3,559	2,805
Total assets	$1,303,775	$1,257,675

Liabilities
Loss and loss adjustment expense reserves	$429,621	$450,716
Unearned premium reserves	362,845	341,562
Accounts payable and accrued liabilities	30,063	44,372
Outstanding claims drafts	18,128	19,825
Payable to reinsurers	27,591	12,985
Capital lease obligations	153	266
Total liabilities	868,401	869,726

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 15,989,203 and 15,787,947 shares issued and outstanding, respectively	160	158
Additional paid-in capital	125,537	120,451
Accumulated other comprehensive loss, net of taxes	(12,715)	(833)
Retained earnings	322,392	268,173
Total shareholders’ equity	435,374	387,949
Total liabilities and shareholders’ equity	$1,303,775	$1,257,675

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net earned premiums	$156,261	$156,514	$314,039	$312,930
Net investment income	9,834	7,653	19,212	15,112
Net realized (losses) gains on investments	(187)	(11)	(261)	396
Finance and other service income	3,720	3,977	7,579	7,946
Total revenue	169,628	168,133	340,569	336,384

Losses and loss adjustment expenses	84,604	93,802	170,355	203,972
Underwriting, operating and related expenses	41,757	39,975	82,152	76,566
Interest expenses	20	225	44	448
Total expenses	126,381	134,002	252,551	280,986

Income before income taxes	43,247	34,131	88,018	55,398
Income tax expense	14,109	10,885	28,078	17,650
Net income	$29,138	$23,246	$59,940	$37,748

Earnings per weighted average common share:
Basic	$1.84	$1.49	$3.80	$2.43
Diluted	$1.81	$1.46	$3.75	$2.38

Cash dividends paid per common share	$0.18	$0.12	$0.36	$0.24

Weighted average number of common shares outstanding:
Basic	15,826,992	15,583,473	15,769,133	15,512,120
Diluted	16,056,362	15,874,315	15,992,337	15,845,024

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive		Total
	Common	Paid-in	Income/(Loss),	Retained	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Equity
Balance at December 31, 2004	$155	$114,070	$8,709	$182,400	$305,334
Net income, January 1 to June 30, 2005				37,748	37,748
Other comprehensive loss, net of deferred federal income taxes			(1,736)		(1,736)
Exercise of options and unearned compensation on restricted stock net of deferred federal income taxes	2	3,934			3,936
Dividends paid				(3,742)	(3,742)
Balance at June 30, 2005	$157	$118,004	$6,973	$216,406	$341,540

			Other
		Additional	Comprehensive		Total
	Common	Paid-in	Income/(Loss),	Retained	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Equity
Balance at December 31, 2005	$158	$120,451	$(833)	$268,173	$387,949
Net income, January 1 to June 30, 2006				59,940	59,940
Other comprehensive loss, net of deferred federal income taxes			(11,882)		(11,882)
Exercise of options and unearned compensation on restricted stock net of deferred federal income taxes	2	5,086			5,088
Dividends paid				(5,721)	(5,721)
Balance at June 30, 2006	$160	$125,537	$(12,715)	$322,392	$435,374

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$29,138	$23,246	$59,940	$37,748

Other comprehensive (loss) income, net of tax:
Change in unrealized holding gains, net of tax expense (benefit) of $(3,004), $3,131, $(6,489) and $(796)	(5,578)	5,813	(12,052)	(1,479)
Reclassification adjustment for losses (gains) included in net income, net of tax expense (benefit) of $65, $3, $91 and $(139)	122	8	170	(257)

Unrealized (losses) gains on securities available for sale	(5,456)	5,821	(11,882)	(1,736)

Comprehensive income	$23,682	$29,067	$48,058	$36,012

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$59,940	$37,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	4,286	4,177
Benefit for deferred income taxes	(176)	(1,330)
Net realized losses (gains) on investments	261	(396)
Changes in assets and liabilities:
Accounts receivable	(7,654)	(20,171)
Accrued investment income	(1,190)	(220)
Receivable from reinsurers	5,850	(1,588)
Prepaid reinsurance premiums	321	1,200
Deferred policy acquisition costs	(5,020)	(6,680)
Other assets	(16,902)	(21,287)
Loss and loss adjustment expense reserves	(21,095)	11,832
Unearned premium reserves	21,283	40,248
Accounts payable and accrued liabilities	(14,309)	(18,047)
Payable to reinsurers	14,606	14,003
Other liabilities	(1,810)	4,747
Net cash provided by operating activities	38,391	44,236

Cash flows from investing activities:
Fixed maturities purchased	(270,442)	(57,485)
Equity securities purchased	(2,455)	(1,132)
Proceeds from sales of fixed maturities	93,154	25,673
Proceeds from maturities of fixed maturities	12,200	4,975
Proceed from sales of equity securities	485	134
Fixed assets purchased	(501)	(494)
Net cash used for investing activities	(167,559)	(28,329)

Cash flows from financing activities:
Proceeds and excess tax benefits from exercise of stock options	3,405	2,164
Dividends paid to shareholders	(5,721)	(3,742)
Net cash used for financing activities	(2,316)	(1,578)

Net (decrease) increase in cash and cash equivalents	(131,484)	14,329
Cash and cash equivalents at beginning of year	163,027	155,673
Cash and cash equivalents at end of period	$31,543	$170,002

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

The financial information as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2006.

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

2.  New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”).  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not believe the adoption of  FIN No. 48 will have a material impact on its consolidated results of operations or financial position.

3.  Earnings Per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted EPS are calculated by dividing net income by the weighted average number of basic common shares outstanding and the net effect of potentially dilutive common shares. At June 30, 2006 and 2005, the Company’s potentially dilutive instruments consisted of common shares under options of 480,797 and 611,295, respectively, and common shares under restriction of 118,790 and 105,960, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Earnings per weighted average common share:
Basic	$1.84	$1.49	$3.80	$2.43
Diluted	$1.81	$1.46	$3.75	$2.38

Weighted average number of common shares outstanding:
Basic	15,826,992	15,583,473	15,769,133	15,512,120
Effect of dilutive securities
Stock options	196,168	268,642	197,381	311,252
Restricted stock	33,202	22,200	25,823	21,652
Diluted	16,056,362	15,874,315	15,992,337	15,845,024

Diluted EPS excludes stock options with exercise prices greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. The number of anti-dilutive stock options for both the three and six months ended June 30, 2006 was 191,225. The number of anti-dilutive stock options for both the three and six months ended June 30, 2005 was 78,000.

4.  Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options (“NQSOs”), incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

On March 10, 2006, the Board of Directors (“Board”) of the Company approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes.   A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan.  The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. Under the Incentive Plan, as amended, the maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. At June 30, 2006, there were 1,289,991 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.  There were no grants made under the Incentive Plan during the quarter ended June 30, 2006.

A summary of stock-based awards granted under the Incentive Plan during the six months ended June 30, 2006 is as follows:

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

As a result of adopting FAS 123R on January 1, 2006, the Company’s net income for the three and six months ended June 30, 2006 was lowered by $137 and $275, net of income tax benefit of $73 and $148, respectively.  The impact on both basic and diluted EPS for the three and six months ended June 30, 2006 was a reduction of $0.01 and $0.02 per share, respectively.

FAS123R requires the disclosure of pro forma information for periods prior to the adoption.  The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of FAS 123 for all share-based awards:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$23,246	$37,748
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(143)	(285)
Net income, pro forma	$23,103	$37,463
Earnings per weighted average share:
Basic, as reported	$1.49	$2.43
Basic, pro forma	$1.48	$2.42
Diluted, as reported	$1.46	$2.38
Diluted, pro forma	$1.45	$2.37

Stock Options

The fair value of stock options used to compute pro forma net income and earnings per share disclosures for the three and six months ended June 30, 2006 and 2005 is the estimated fair value at grant effective date using the Black-Scholes option-pricing model with the following assumptions:

Three and Six Months Ended June 30,
	2006	2005
Expected dividend yield	1.36% - 2.52%	1.36% - 2.52%
Expected volatility	0.20 - 0.36	0.20 - 0.31
Risk-free interest rate	3.23% - 4.76%	3.23% - 4.35%
Expected holding period	6.5 - 7 years	7 years

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

A summary of option activity under the Incentive Plan during the six months ended June 30, 2006 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	496,086	$17.04
Granted during the period	126,225	42.85
Forfeited during the period	(2,600)	27.07
Exercised during the period	(138,914)	14.25
Outstanding at June 30, 2006	480,797	24.57	7.9 years	$11,047
Exercisable at June 30, 2006	59,180	18.11	7.3 years	1,742

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $47.55 on June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.  The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at June 30, 2006 and $12.00 to $35.23 at June 30, 2005.  The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was estimated at $16.05 and $12.62, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $4,625 and $3,519, respectively.

A summary of the status of non-vested options as of June 30, 2006 is presented below:

	Number of Shares	Weighted Average Grant Date Exercise Price

Non-vested at January 1, 2006	446,446	$17.39
Granted during the period	126,225	42.85
Vested during the period	(148,454)	15.88
Forfeited during the period	(2,600)	27.07
Non-vested at June 30, 2006	421,617	$25.48

As of June 30, 2006, there was $2,695 unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 3.8 years.

Cash received from options exercised was $1,980 and $2,164 for the six months ended June 30, 2006 and 2005, respectively.

Restricted Stock

Restricted stock awarded to employees in the form of unvested shares are recorded at the market value of the Company’s common stock on the grant date and amortized ratably as expense over the requisite service period.

A summary of restricted stock activity under the Incentive Plan during the six months ended June 30, 2006 is presented below:

	Shares Under Restriction	Weighted Average Fair Value
Outstanding at January 1, 2006	98,417	$27.77
Granted during the period	62,342	42.85
Vested and unrestricted during the period	(33,969)	25.97
Outstanding at June 30, 2006	126,790	35.67

As of June 30, 2006, there was $3,713 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years.  The total fair value of the shares that were vested and unrestricted during the six months ended June 30, 2006 was $882.  For the six months ended June 30, 2006 and 2005, the Company recorded compensation expense related to restricted stock of $572 and $332, net of income tax benefits of $308 and $178, respectively.

5.  Investments

The gross unrealized appreciation (depreciation) of investments in fixed maturities securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, was as follows:

	June 30, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies (1)	$149,308	$38	$(5,535)	$143,811
Obligations of states and political subdivisions	410,042	1,257	(6,727)	404,572
Asset-backed securities (1)	179,202	41	(5,390)	173,853
Corporate and other securities	137,582	703	(4,045)	134,240
Subtotal, fixed maturity securities	876,134	2,039	(21,697)	856,476
Equity securities	3,887	105	(9)	3,983
Totals	$880,021	$2,144	$(21,706)	$860,459

(1) Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $139,311 at amortized cost and $134,016 at estimated fair value as of June 30, 2006. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2006
	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,304	$13,247
Due after one year through five years	165,812	162,212
Due after five years through ten years	154,089	151,341
Due after ten years through twenty years	206,133	203,220
Due after twenty years	18,283	18,587
Asset-backed securities	318,513	307,869
Totals	$876,134	$856,476

Gross gains of $340 and $0 and gross losses of $531 and $11 were realized on sales of fixed maturities for the three months ended June 30, 2006 and 2005, respectively.  Gross gains of $13 and $0 and gross losses of $9 and $0 were realized on sales of equity securities for the three months ended June 30, 2006 and 2005, respectively.  Proceeds from fixed maturities maturing were $3,200 and $4,975 for the three months ended June 30, 2006 and 2005, respectively. Gross gains of $377 and $412 and gross losses of $660 and $17 were realized on sales of fixed maturities for the six months ended June 30, 2006 and 2005, respectively.  Gross gains of $31 and $1 and gross losses of $9 and $0 were realized on sales of equity securities for the six months ended June 30, 2006 and 2005, respectively.  Proceeds from fixed maturities maturing were $12,200 and $4,975 for the six months ended June 30, 2006 and 2005, respectively.

The following tables illustrate the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$52,458	$1,088	$89,380	$4,447	$141,838	$5,535
Obligations of states and
political subdivisions	200,998	2,818	109,790	3,909	310,788	6,727
Asset-backed securities	114,975	3,311	46,229	2,079	161,204	5,390
Corporate and other securities	62,676	2,104	49,203	1,941	111,879	4,045
Subtotal, fixed maturity securities	431,107	9,321	294,602	12,376	725,709	21,697
Equity securities	349	9	—	—	349	9
Total temporarily impaired securities	$431,456	$9,330	$294,602	$12,376	$726,058	$21,706

The Company’s investment portfolio included 288 securities in an unrealized loss position at June 30, 2006. The Company’s methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery of its costs.

During the three and six months ended June 30, 2006 and 2005, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

As of June 30, 2006, the Company’s fixed income securities portfolio was comprised entirely of investment grade securities as defined by Moody’s Investor Services, Inc., Standard and Poor’s, and the Securities Valuation Office of the National Association of Insurance Commissioners.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest and dividends on fixed maturities	$9,584	$6,949	$17,924	$13,922
Dividends on equity securities	31	9	38	11
Interest on cash and cash equivalents	511	960	1,831	1,705
Total investment income	10,126	7,918	19,793	15,638
Investment expenses	292	265	581	526
Net investment income	$9,834	$7,653	$19,212	$15,112

6.  Loss and Loss Adjustment Expense (“LAE”) Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated:

	Six Months Ended
	June 30,
	2006	2005
Reserves for losses and LAE, beginning of year	$450,716	$450,897
Less reinsurance recoverable on unpaid losses and LAE	(80,550)	(84,167)
Net reserves for losses and LAE, beginning of year	370,166	366,730

Incurred losses and LAE, related to:
Current year	195,734	221,205
Prior years	(25,379)	(17,233)
Total incurred losses and LAE	170,355	203,972

Paid losses and LAE related to:
Current year	100,113	116,181
Prior years	86,855	75,749
Total paid losses and LAE	186,968	191,930

Net reserves for losses and LAE, end of current quarter	353,553	378,772
Plus reinsurance recoverables on unpaid losses and LAE	76,068	83,957
Reserves for losses and LAE, end of current quarter	$429,621	$462,729

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $25,379 and $17,233 for the six months ended June 30, 2006 and 2005, respectively.  The decrease in prior year reserves during the 2006 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is primarily composed of reductions of $10,261 in Commonwealth Automobile Reinsurers (“CAR”) assumed reserves, $11,721 in the Company’s automobile reserves and $2,605 in the Company’s homeowners reserves.  The decrease in prior year reserves during the 2005 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is composed of reductions of $12,583 in CAR assumed reserves and $4,650 in the Company’s own automobile reserves.   It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

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

8.  Debt

The Company has a $30,000 revolving credit facility with Citizens Bank of Massachusetts which expires on June 17, 2008. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.5% above the federal funds rate plus 1.5% per annum.  Interest only is payable prior to maturity. The obligations of the Company under the credit facility are secured by pledges of the Company’s assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of the Company. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of June 30, 2006, the Company was in compliance with all such covenants.

The Company paid down the balance of $19,956 on December 8, 2005 and had no amounts outstanding on its credit facility at June 30, 2006 and at December 31, 2005.  The interest rate on the $30,000 commitment was .25% at June 30, 2006 and December 31, 2005.

9.  Income Taxes

Federal income tax expense for the three and six months ended June 30, 2006 and 2005 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto, which appear elsewhere in this document. In this discussion, all dollar amounts are presented in thousands, except share and per share data.

The following discussion contains forward-looking statements. We intend statements which are not historical in nature to be, and are hereby identified as “forward-looking statements” to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, the Company’s senior management may make forward-looking statements orally to analysts, investors, the media and others. This safe harbor requires that we specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of us. We cannot promise that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from and worse than our expectations. See “Section G.  Forward-Looking Statements” for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

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

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 80.3% of our direct written premiums in 2005), we offer a portfolio of other insurance products, including commercial automobile (10.8% of 2005 direct written premiums), homeowners (7.2% of 2005 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 1.7% of 2005 direct written premiums). Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance and Safety Indemnity Insurance Company (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 637 independent insurance agents in 743 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile insurance carrier in Massachusetts, capturing an approximate 11.3% share of the Massachusetts private passenger automobile market in 2005, according to the Commonwealth Automobile Reinsures (“CAR”) Cession Volume Analysis Report of February 27, 2006, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

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

On June 15, 2005, CAR approved rules to modify the ERP subscription relief process, making the reassignment of ERP exposures from an oversubscribed servicing carrier more timely and responsive, while enhancing equity in the ERP distribution for all servicing carriers (the “ERP Subscription Rules”). Also, the current practice of two and three-party agreements between ERPs and servicing carriers would be prohibited. On September 30, 2005, the Commissioner approved the ERP Subscription Rules, and instructed CAR to complete a redistribution of all ERPs that will establish for all servicing carriers overall parity in the quantity and quality of their ERP exposures. The redistribution plan for ERPs as adopted by the CAR Governing Committee on November 16 and December 14, 2005, was approved by the Commissioner on January 27, 2006. On January 31, 2006, CAR notified each reassigned ERP and all servicing carriers of the redistribution. According to the January 31, 2006 CAR Private Passenger ERP Redistribution Summary, 18 Safety ERPs with 25,590 exposures were assigned to other servicing carriers beginning with new business effective March 1, 2006 and renewal business May 1, 2006. In addition, CAR assigned 29 ERPs with 24,670 exposures from other servicing carriers to Safety, however 25 of these ERPs with 23,116 exposures were given voluntary contracts by their former servicing carrier or other carriers and are no longer eligible for assignment to Safety as ERPs. We expect that the redistribution of ERPs will eliminate our disproportionate share of high loss ratio ERP business, and would therefore result in a reduction of the expense we incur because of our disproportionate share of high loss ratio ERPs.

On June 1, 2005, the Governor filed legislation that would introduce more competition into the Massachusetts automobile insurance marketplace, reduce rates for good drivers, target fraud and excessive personal injury costs, and allow insurers rate flexibility. A committee of the Legislature has substituted a different bill in place of the Governor’s bill that contains many provisions that are similar to the Governor’s bill. At this time we are unable to predict whether this substitute bill  will be enacted by the legislature.

Beginning January 1, 2006, CAR has implemented a Limited Servicing Carrier Program (“LSC”) for ceded commercial automobile policies. CAR approved Safety and five other servicing carriers through a Request for Proposal to process approximately $200,000 of ceded commercial automobile business based on CAR data as of December 31, 2005, which will be spread equitably among the six servicing carriers.

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

While state-mandated average maximum private passenger automobile insurance rates decreased 8.7% for 2006, our average premium per automobile exposure in the six months ended June 30, 2006 decreased from the six months ended June 30, 2005 by approximately 6.8%.  The difference in our average premiums from the state-mandated rate reduction was primarily the result of purchases of new automobiles by our insureds.  We believe that the continued benefits of our rate pursuit initiative, which validates insured rating classifications and discount eligibility, also contributed to the difference in our average premiums received per automobile exposure. The table below shows average Massachusetts-mandated private passenger automobile premium rate changes and changes in our average premium per automobile exposure from 1997-2006.

Massachusetts Private Passenger Rate Decisions

	State Mandated	Safety Change in
	Average Rate	Average Premium per
Year	Change (1)	Automobile Exposure (2)
2006	(8.7)%	(6.8)%
2005	(1.7)%	0.1%
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%
1997	(6.2)%	(5.1)%

(1)             Source: Commissioner rate decisions for 1997 - 2006.

(2)             Source: Safety Insurance.

Statutory Accounting Principles

Our results are reported in accordance with United States generally accepted accounting principles (“GAAP”), which differ from amounts reported in accordance with statutory accounting principles (“SAP”) as prescribed by insurance regulatory authorities. Specifically, under GAAP:

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

Our SAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Statutory Ratios:
Loss Ratio	54.1%	59.9%	54.2%	65.2%
Expense Ratio	26.7%	24.7%	25.8%	23.3%
Combined Ratio	80.8%	84.6%	80.0%	88.5%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
GAAP Ratios:
Loss Ratio	54.1%	59.9%	54.2%	65.2%
Expense Ratio	26.7%	25.5%	26.2%	24.5%
Combined Ratio	80.8%	85.4%	80.4%	89.7%

Stock-Based Compensation

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options (“NQSOs”), incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

On March 10, 2006, the Board of Directors (“Board”) of the Company approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes.  A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. The new maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 2,500,000. At June 30, 2006, there were 1,289,991 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

There were no grants made under the Incentive Plan during the quarter ended June 30, 2006.  A summary of stock-based awards granted under the Incentive Plan during the six months ended June 30, 2006 is as follows:

			Exercise
Type of		Number of	Price (1) or
Equity		Awards	Fair Value (2)
Awarded	Effective Date	Granted	per Share	Vesting Terms	Expiration Date
NQSOs	March 10, 2006	126,225	$42.85(1)	5 years, 20% annually	March 10, 2016
RS	March 10, 2006	58,342	42.85(2)	3 years, 30%-30%-40%	N/A
RS	March 10, 2006	4,000	42.85(2)	No vesting period (3)	N/A

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. As of January 1, 2006, our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $250,000. Our catastrophe reinsurance protects us in the event of a “415-year storm” (that is, a storm of a severity expected to occur once in a 415-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior). All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better except for Montpelier Re, Endurance Re and Amlin Bermuda which are rated “A-” (Excellent). We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association (“FAIR

Plan”) in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. At June 30, 2006, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

Management determines the Company’s loss and loss adjustment expense (“LAE’) reserves estimate based upon the work of the Company’s actuaries and management’s own assessment of reasonable reserves. A reasonable estimate is derived primarily by considering a range of indications calculated by the Company’s actuaries using generally accepted actuarial techniques. Our key assumptions are the ultimate frequency and severity of claims, based upon the most recent ten years of claims reported to the Company and the data CAR reports to us to calculate our share of the residual market, as of the date of the applicable balance sheet. For each accident year and each coverage within a line of business our actuaries calculate reserve ranges using actuarial techniques such as:

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonable possible estimations for net reserves of approximately $317,897 to $359,781 as of June 30, 2006.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above.

The following table presents the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2006.

Range of Net Reserves for Losses and LAE

Line of Business	Low	Recorded	High
Private passenger automobile	$236,613	$264,547	$267,211
Commercial automobile	44,894	48,649	50,456
Homeowners	27,832	29,723	30,645
All other	8,558	10,634	11,469
Total	$317,897	$353,553	$359,781

The Company’s net loss and LAE reserves, based on management’s best estimate, were set at $353,553 as of June 30, 2006.  For our private passenger and commercial auto lines of business as of June 30, 2006, due to the relatively long time we have been writing these lines of insurance, and our stable long-term trends in frequency and severity, the range of reserves are relatively narrow. We recorded reserves closer to the high in the respective ranges, in recognition that current ultimate estimations are lower than historical results for these lines of business.

For our homeowners and all other lines of business as of June 30, 2006, due to the relatively short time we have been writing these lines of business, and the resulting immature data available for our analysis, the range of reserves are relatively wide compared to the mid-point estimation and we recorded reserves close to the high of the range of projections.

The following table presents information by line of business for our net reserves for losses and LAE as of June 30, 2006.

Net Reserves for Losses and LAE

Line of Business	Direct less Ceded	Assumed	Net
Private passenger automobile	$207,052
CAR assumed private passenger automobile		$57,495
Net private passenger automobile			$264,547
Commercial automobile	32,614
CAR assumed commercial automobile		16,035
Net commercial automobile			48,649
Homeowners	21,068
FAIR Plan assumed homeowners		8,655
Net homeowners			29,723
All other	10,634	—	10,634
Total net reserves for losses and LAE	$271,368	$82,185	$353,553

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the six months ended June 30, 2006 a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $3,140. Each 1 percentage-point change in the loss and loss expense ratio would have a $2,041 effect on net income, or $0.13 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our key assumptions could have a reasonable possible range of plus or minus 5 percentage-points for each estimation. However, as 2005 and the first six months of 2006 have demonstrated, there is no guarantee that our assumptions will not have more than a 5 percentage-point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our direct minus ceded loss and LAE reserves and net income for the six months ended June 30, 2006. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private Passenger Auto Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,144)	$(2,072)	$—
Estimated increase in net income	2,694	1,347	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,072)	—	2,072
Estimated increase (decrease) in net income	1,347	—	(1,347)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,072	4,144
Estimated decrease in net income	—	(1,347)	(2,694)

Commercial Auto Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(632)	(316)	—
Estimated increase in net income	411	206	—
No Change in Severity
Estimated (decrease) increase in reserves	(316)	—	316
Estimated increase (decrease) in net income	206	—	(206)
+1 Percent Change in Severity
Estimated increase in reserves	—	316	632
Estimated decrease in net income	—	(206)	(411)

Homeowners Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(405)	(203)	—
Estimated increase in net income	263	132	—
No Change in Severity
Estimated (decrease) increase in reserves	(203)	—	203
Estimated increase (decrease) in net income	132	—	(132)
+1 Percent Change in Severity
Estimated increase in reserves	—	203	405
Estimated decrease in net income	—	(132)	(263)

All Other Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(246)	(123)	—
Estimated increase in net income	160	80	—
No Change in Severity
Estimated (decrease) increase in reserves	(123)	—	123
Estimated increase (decrease) in net income	80	—	(80)
+1 Percent Change in Severity
Estimated increase in reserves	—	123	246
Estimated decrease in net income	—	(80)	(160)

Our estimated share of CAR loss and LAE reserves is based on assumptions about our Participation Ratio, the size of CAR, and the resulting deficit (similar assumptions apply with respect to the FAIR Plan). Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our

CAR reserves. Our assumptions could have a reasonable possible range of plus or minus 5 percentage-points for each estimation. However, as 2005 and 2006 have demonstrated, there is no guarantee that our assumptions will not have more than a 5 percentage-point variation. The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2006. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Estimation	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(575)	$—	$575
Estimated increase (decrease) in net income	374	—	(374)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(160)	—	160
Estimated increase (decrease) in net income	104	—	(104)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(87)	—	87
Estimated increase (decrease) in net income	57	—	(57)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2006 and 2005.

Prior Year Net Loss and LAE Reserve Development Summary

Accident	Six Months Ended June 30,
Year	2006	2005
1996 & prior	$(42)	$—
1997	—	—
1998	1	—
1999	(32)	—
2000	(26)	(66)
2001	(1,359)	(11)
2002	(1,338)	(2,708)
2003	(2,592)	(3,062)
2004	(7,198)	(11,386)
2005	(12,793)	—
All prior years	$(25,379)	$(17,233)

The decrease in prior year reserves during the 2006 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is primarily composed of reductions of $10,261 in CAR assumed reserves, $11,721 in the Company’s automobile reserves and $2,605 in the Company’s homeowners reserves.  The decrease in prior year reserves during the 2005 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is primarily composed of reductions of $12,583 in CAR assumed reserves and $4,650 in the Company’s own automobile reserves

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the six months ended June 30, 2006. Each accident year represents all claims for an annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

Prior Year Net Loss and LAE Reserve Development Summary

Accident	Private Passenger	Commercial
Year	Automobile	Automobile	Homeowners	All Other	Total
1996 & prior	$(42)	$—	$—	$—	$(42)
1997	—	—	—	—	—
1998	1	—	—	—	1
1999	(12)	(20)	—	—	(32)
2000	(131)	82	15	8	(26)
2001	(1,300)	4	(27)	(36)	(1,359)
2002	(541)	(598)	(150)	(49)	(1,338)
2003	(1,487)	(708)	(327)	(70)	(2,592)
2004	(5,079)	(1,160)	(866)	(93)	(7,198)
2005	(10,089)	(902)	(1,693)	(109)	(12,793)
All prior years	$(18,680)	$(3,302)	$(3,048)	$(349)	$(25,379)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of direct minus ceded reserves for losses and LAE for the six months ended June 30, 2006; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

Prior Year Net Direct minus Ceded Loss and LAE Reserve Development Summary

	Retained	Retained
Accident	Private Passenger	Commercial	Retained	Retained
Year	Automobile	Automobile	Homeowners	All Other	Total
1996 & prior	$(42)	$—	$—	$—	$(42)
1997	—	—	—	—	—
1998	1	—	—	—	1
1999	(12)	(2)	—	—	(14)
2000	(131)	98	20	8	(5)
2001	(1,093)	(17)	(10)	(36)	(1,156)
2002	(72)	(617)	(119)	(49)	(857)
2003	(636)	(644)	(265)	(70)	(1,615)
2004	(2,485)	(1,069)	(725)	(93)	(4,372)
2005	(4,590)	(410)	(1,506)	(109)	(6,615)
All prior years	$(9,060)	$(2,661)	$(2,605)	$(349)	$(14,675)

The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the six months ended June 30, 2006.

Prior Year assumed Loss and LAE Reserve Development Summary

	CAR Assumed	CAR Assumed
Accident	Private Passenger	Commercial	FAIR Plan
Year	Automobile	Automobile	Homeowners	All Other	Total
1996 & prior	$—	$—	$—	$—	$—
1997	—	—	—	—	—
1998	—	—	—	—	—
1999	—	(18)	—	—	(18)
2000	—	(16)	(5)	—	(21)
2001	(207)	21	(17)	—	(203)
2002	(469)	19	(31)	—	(481)
2003	(851)	(64)	(62)	—	(977)
2004	(2,594)	(91)	(141)	—	(2,826)
2005	(5,499)	(492)	(187)	—	(6,178)
All prior years	$(9,620)	$(641)	$(443)	$—	$(10,704)

Our private passenger automobile line of business prior year reserves decreased by $18,680 for the six months ended June 30, 2006. The decrease was due primarily to improved assumed CAR results of $5,499 and $2,594 for the 2005 and 2004 accident years and improved retained private passenger results of $4,590 and $2,485 for the 2005 and 2004 accident years. The improved CAR results were due primarily to improved CAR private passenger loss ratios for 2005 and 2004 as published and reported by the CAR Loss Reserving Committee at the June 7, 2006 meeting, as compared to the published results at the March 1, 2006 meeting. The improved retained private passenger automobile reserves were primarily due to better than previously estimated severity on our established bodily injury and property damage case reserves and fewer IBNR claims than previously estimated.

Our commercial automobile line of business prior year reserves decreased by $3,302 for the six months ended June 30, 2006.  The decrease was primarily due to more favorable commercial automobile bodily injury severity than previously estimated on our established case reserves.

Our homeowners line of business prior year reserves decreased by $3,048 for the six months ended June 30, 2006 primarily as a result of improved severity on our established case reserves for 2004 and 2005 related to our retained homeowners business.

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

For further information, see “Section C.  Results of Operations: Net Realized Investment Losses.”

C.  Results of Operations

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Direct written premiums	$162,492	$167,455	$340,528	$353,230
Net written premiums	162,323	170,180	335,642	354,378
Net earned premiums	156,261	156,514	314,039	312,930
Net investment income	9,834	7,653	19,212	15,112
Net realized (losses) gains on investments	(187)	(11)	(261)	396
Finance and other service income	3,720	3,977	7,579	7,946
Total revenue	169,628	168,133	340,569	336,384
Loss and loss adjustment expenses	84,604	93,802	170,355	203,972
Underwriting, operating and related expenses	41,757	39,975	82,152	76,566
Interest expenses	20	225	44	448
Total expenses	126,381	134,002	252,551	280,986
Income before income taxes	43,247	34,131	88,018	55,398
Income tax expense	14,109	10,885	28,078	17,650
Net income	$29,138	$23,246	$59,940	$37,748

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

Direct Written Premiums.  Direct written premiums for the quarter ended June 30, 2006 decreased by $4,963, or 3.0%, to $162,492 from $167,455 for the comparable 2005 period. Direct written premiums for the six months ended June 30, 2006 decreased by $12,702, or 3.6%, to $340,528 from $353,230 for the comparable 2005 period.  The 2006 decrease occurred primarily in our personal automobile line, which experienced a 6.8% decrease in average written premium and a 1.4% decrease in written exposures. Partially offsetting the personal auto line decrease, were increases in our commercial automobile line’s average written premium of 12.8% and written exposures of 13.3%.  Our homeowners line’s average written premium increased by 7.3%, which was partly offset by a 3.9% decrease in written exposures.

Net Written Premiums. Net written premiums for the quarter ended June 30, 2006 decreased by $7,857, or 4.6%, to $162,323 from $170,180 for the comparable 2005 period.  Net written premiums for the six months ended June 30, 2006 decreased by $18,736, or 5.3%, to $335,642 from $354,378 for the comparable 2005 period.  These decreases were primarily due to the factors that decreased direct written premiums combined with a decrease in premiums assumed from CAR.

Net Earned Premiums.    Net earned premiums for the quarter ended June 30, 2006 decreased by $253, or 0.2%, to $156,261 from $156,514 for the comparable 2005 period.  Net earned premiums for the six months ended June 30, 2006 increased by $1,109, or 0.4%, to $314,039 from $312,930 for the comparable 2005 period.

Net Investment Income.  Net investment income for the quarter ended June 30, 2006 was $9,834 compared to $7,653 for the comparable 2005 period. Net investment income for the six months ended June 30, 2006 was $19,212 compared to $15,112 for the comparable 2005 period.  Average cash and investment securities (at cost) increased by $81,849, or 10.1%, to $895,039 for the six months ended June 30, 2006 from $813,189 for the six months ended June 30, 2005.  Net effective annualized yield on the investment portfolio increased to 4.3% during the six months ended June 30, 2006 from 3.7% during the comparable 2005 period.  Our duration increased to 4.8 years at June 30, 2006 from 3.2 years at December 31, 2005.

Net Realized (Losses) Gains on Investments.  Net realized losses on investments was $187 for the quarter ended June 30, 2006 compared to net realized losses of $11 for the comparable 2005 period.  Net realized losses on investments was $261 for the six months ended June 30, 2006 compared to  net realized gains of $396 for the comparable 2005 period.

The gross unrealized appreciation (depreciation) of investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, was as follows:

	June 30, 2006
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies (1)	$149,308	$38	$(5,535)	$143,811
Obligations of states and political subdivisions	410,042	1,257	(6,727)	404,572
Asset-backed securities (1)	179,202	41	(5,390)	173,853
Corporate and other securities	137,582	703	(4,045)	134,240
Subtotal, fixed maturity securities	876,134	2,039	(21,697)	856,476
Equity securities	3,887	105	(9)	3,983
Totals	$880,021	$2,144	$(21,706)	$860,459

(1)             Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $139,311 at amortized cost and $134,016 at estimated fair value as of June 30, 2006. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

As of June 30, 2006, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody’s which received S&P ratings of AA/A or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	June 30, 2006
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$143,811	16.8%
Aaa/Aa	566,192	66.0%
A	83,103	9.7%
Baa	39,824	4.7%
Not rated (Standard & Poor’s rating of A- or higher)	23,546	2.8%
Total	$856,476	100.0%

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

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2006.

	As of June 30, 2006
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$52,458	$1,088	$89,380	$4,447	$141,838	$5,535
Obligations of states and political subdivisions	200,998	2,818	109,790	3,909	310,788	6,727
Asset-backed securities	114,975	3,311	46,229	2,079	161,204	5,390
Corporate and other securities	62,676	2,104	49,203	1,941	111,879	4,045
Subtotal, fixed maturity securities	431,107	9,321	294,602	12,376	725,709	21,697
Equity securities	349	9	—	—	349	9
Total temporarily impaired securities	$431,456	$9,330	$294,602	$12,376	$726,058	$21,706

The unrealized losses recorded on the fixed maturity investment portfolio at June 30, 2006 resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

Of the $21,706 gross unrealized losses as of June 30, 2006, $12,262 relates to fixed maturity obligations of states and political subdivisions and U.S. government agencies. The remaining $9,444 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate and other fixed maturity and equity securities.

During the six months ended June 30, 2006 and 2005, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned.  Finance and other service income decreased by $257, or 6.5%, to $3,720 for the quarter ended June 30, 2006 from $3,977 for the comparable 2005 period. Finance and other service income decreased by $367, or 4.6%, to $7,579 for the six months ended June 30, 2006 from $7,946 for the comparable 2005 period.  These decreases were primarily due to the decreases in direct premiums written.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred during the quarter ended June 30, 2006 decreased by $9,198, or 9.8%, to $84,604 from $93,802 for the comparable 2005 period.  Losses and loss adjustment expenses incurred during the six months ended June 30, 2006 decreased by $33,617, or 16.5%, to $170,355 from $203,972 for the comparable 2005 period. Our GAAP loss ratio for the quarter ended June 30, 2006 decreased to 54.1% from 59.9% for the comparable 2005 period.  Our GAAP loss ratio for the six months ended June 30, 2006 decreased to 54.2% from 65.2% for the comparable 2005 period. Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended June 30, 2006 decreased to 46.7% from 53.5% for the comparable 2005 period. Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2006 decreased to 47.0% from 58.3% for the comparable 2005 period.   The loss ratio improved as a result of a decrease in personal and commercial automobile bodily injury and physical damage claim frequency and favorable loss development in our personal and commercial automobile and homeowners lines prior year results.  Total prior year favorable development included in the pre-tax results for the quarter and six months ended June 30, 2006 was $12,086 and $25,379, respectively, compared to prior year favorable development of $8,905 and $17,233, respectively, for the comparable 2005 periods.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the quarter ended June 30, 2006 increased by $1,782, or 4.5%, to $41,757 from $39,975 for the comparable 2005 period. Underwriting, operating and related expense for the six months ended June 30, 2006 increased by $5,586, or 7.3%, to $82,152 from $76,566 for the comparable 2005 period. Our GAAP expense ratios for the second quarter of 2006 increased to 26.7% from 25.5% for the comparable 2005 period. Our GAAP expense ratios for the six months ended June 30, 2006 increased to 26.2% from 24.5% for the comparable 2005 period. The increases were primarily due to higher accrued agents’ contingent commissions and higher 2006 policy year mandated personal automobile commissions.  The increase in accrued agents’ contingent commisssions is due to the improved underwriting results for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Interest Expenses.  Interest expense for the quarter ended June 30, 2006 was $20 compared to $225 for the comparable 2005 period.  Interest expense for the six months ended June 30, 2006 was $44 compared to $448 for the comparable 2005 period.   The decrease in interest expense was due to the pay down of the balance outstanding under our credit facility on December 8, 2005.  We had no debt outstanding related to our credit facility during the six months ended June 30, 2006 compared to $19,956 of debt outstanding during the comparable 2005 period.  The credit facility commitment fee included in interest expense was $19 and $37 for the three and six months ended June 30, 2006 compared to $7 and $13 for the comparable 2005 periods.

Income Tax Expense.  Our effective tax rate was 32.6% and 31.9% for the quarters ended June 30, 2006 and 2005, respectively.  Our effective tax rate was 31.9% for both the six months ended June 30, 2006 and 2005. These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income.

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

Net cash provided by operating activities was $38,391 and $44,236 during the six months ended June 30, 2006 and 2005, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $167,559 during the six months ended June 30, 2006 compared to $28,329 during the six months ended June 30, 2005. This was primarily the result of reinvesting cash and cash equivalents in long term fixed maturities in 2006.

Net cash used for financing activities was $2,316 and $1,578 during the six months ended June 30, 2006 and 2005, respectively, due primarily from dividends paid to shareholders.

Credit Facility

Concurrent with the closing of our November 27, 2002 initial public offering (“IPO”) and repayment of our old credit facility, Safety obtained a new $30,000 revolving credit facility. Safety borrowed the entire $30,000 under this credit facility at the closing of the IPO and paid down the balance to $19,956 on December 5, 2002 with the approximately $10,000 net proceeds from the exercise of the underwriter’s over-allotment option for 900,000 shares of our common stock. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.5% above the federal funds rate plus 1.5% per annum.  Interest only is payable prior to maturity. The obligations of Safety under the credit facility are secured by pledges of the assets of Safety and the capital stock of Safety’s operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of Safety. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of June 30, 2006, we were in compliance with all such covenants.

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

We paid down the balance of $19,956 on December 8, 2005 and had no amounts outstanding on our credit facility at June 30, 2006 and at December 31, 2005.  The interest rate on the $30,000 commitment was .25% at June 30, 2006 and December 31, 2005.

Regulatory Matters

Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2005, the statutory surplus of Safety Insurance was $350,833, and its net income for 2005 was $92,432. As a result, a maximum of $92,432 is available in 2006 for such dividends without prior approval of the Division. During the six months ended June 30, 2006, Safety Insurance paid dividends to Safety of $3,917.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 16, 2006, our Board approved a quarterly cash dividend on our common stock of $0.18 per share which was paid on March 15, 2006 to shareholders of record on March 1, 2006.  On May 5, 2006, our Board approved a quarterly cash dividend on our common stock of $0.18 per share which was paid on June 15, 2006 to shareholders of record on June 1, 2006.

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

F.  Contractual Obligations

We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At June 30, 2006, certain long-term aggregate contractual obligations and credit-related commitments are as follows:

	Payments Due by Period
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Loss and LAE reserves	$210,514	$189,033	$25,777	$4,297	$429,621
Capital lease obligations	153	—	—	—	153
Operating leases	2,969	4,675	—	—	7,644
Total contractual obligations	$213,636	$193,708	$25,777	$4,297	$437,418

As of June 30, 2006, the Company had gross loss and LAE reserves of $429,621, reinsurance recoverables of $76,068 and net loss and LAE reserves of $353,553. Our loss and LAE reserves are estimates as described in more detail under “Critical Accounting Policies and Estimates”. The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2006
Estimated fair value	$899,904	$856,476	$812,685
Estimated increase (decrease) in fair value	$43,428	$—	$(43,791)

An important market risk for all of our long-term debt is interest rate risk. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. We had no debt outstanding under our credit facility during the six months ended June 30, 2006.  Assuming maximum utilization of our credit facility for the entire year, a 2.0% change in the prevailing interest rate on our variable rate debt would result in interest expense fluctuating approximately $600.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds -  None.

Item 3.     Defaults upon Senior Securities -  None.

Item 4.     Submission of Matters to a Vote of Security Holders

The annual Meeting of Shareholders was held on May 19, 2006.

The following proposals were adopted by the margins indicated:

1. Election of two Class I Directors to serve a three year term expiring in 2009.
	Number of Shares
	For	Withheld
Peter J. Manning	14,375,449	674,657
David K. McKown	14,470,000	580,106

2. Approval of the 2002 Management Omnibus Incentive Plan, as amended.
For	11,105,023
Against	1,187,195
Abstain	189,453
No Vote	2,568,435

3. Approval of the Annual Performance Incentive Plan.
For	12,173,662
Against	118,279
Abstain	189,730
No Vote	2,568,435

Item 5.    Other Information - None.

Item 6.    Exhibits - The exhibits are contained herein as listed in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)

Date: August 9, 2006

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