Form 10-Q
period 2006-09-30
SAFETY INSURANCE GROUP INC
filed 2006-11-09
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐ No   ☒

As of November 6, 2006, there were 16,019,736 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $910,451 and $713,930)	$911,067	$712,538
Equity securities, at fair value (cost: $3,929 and $1,895)	4,126	2,005
Total investment securities	915,193	714,543
Cash and cash equivalents	23,551	163,027
Accounts receivable, net of allowance for doubtful accounts	164,120	154,421
Accrued investment income	9,610	7,856
Taxes recoverable	120	318
Receivable from reinsurers related to paid loss and loss adjustment expenses	17,403	18,750
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	78,279	80,550
Prepaid reinsurance premiums	34,834	37,174
Deferred policy acquisition costs	50,905	45,480
Deferred income taxes	17,909	18,120
Equity and deposits in pools	44,469	14,631
Other assets	3,096	2,805
Total assets	$1,359,489	$1,257,675

Liabilities
Loss and loss adjustment expense reserves	$437,726	$450,716
Unearned premium reserves	359,833	341,562
Accounts payable and accrued liabilities	32,257	44,372
Outstanding claims drafts	16,439	19,825
Payable to reinsurers	37,892	12,985
Capital lease obligations	96	266
Total liabilities	884,243	869,726

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,019,436 and 15,787,947 shares issued and outstanding, respectively	160	158
Additional paid-in capital	127,062	120,451
Accumulated other comprehensive income (loss), net of taxes	528	(833)
Retained earnings	347,496	268,173
Total shareholders’ equity	475,246	387,949
Total liabilities and shareholders’ equity	$1,359,489	$1,257,675

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net earned premiums	$156,748	$157,521	$470,787	$470,451
Net investment income	10,344	7,939	29,556	23,051
Net realized gains (losses) on investments	—	58	(261)	454
Finance and other service income	3,737	4,322	11,316	12,268
Total revenue	170,829	169,840	511,398	506,224

Losses and loss adjustment expenses	88,829	89,748	259,184	293,720
Underwriting, operating and related expenses	39,422	36,769	121,574	113,335
Interest expenses	21	262	65	710
Total expenses	128,272	126,779	380,823	407,765

Income before income taxes	42,557	43,061	130,575	98,459
Income tax expense	13,452	12,586	41,529	30,236
Net income	$29,105	$30,475	$89,046	$68,223

Earnings per weighted average common share:
Basic	$1.83	$1.95	$5.63	$4.39
Diluted	$1.81	$1.92	$5.57	$4.29

Cash dividends paid per common share	$0.25	$0.18	$0.61	$0.42

Weighted average number of common shares outstanding:
Basic	15,887,574	15,630,838	15,809,047	15,552,128
Diluted	16,051,606	15,878,212	15,978,096	15,912,808

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive		Total
	Common	Paid-in	Income/(Loss),	Retained	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Equity
Balance at December 31, 2004	$155	$114,070	$8,709	$182,400	$305,334
Net income, January 1 to September 30, 2005				68,223	68,223
Other comprehensive loss, net of deferred federal income taxes			(7,408)		(7,408)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	2	4,490			4,492
Tax contingency reserve adjustment		455			455
Dividends paid				(6,574)	(6,574)
Balance at September 30, 2005	$157	$119,015	$1,301	$244,049	$364,522

			Other
		Additional	Comprehensive		Total
	Common	Paid-in	Income/(Loss),	Retained	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Equity
Balance at December 31, 2005	$158	$120,451	$(833)	$268,173	$387,949
Net income, January 1 to September 30, 2006				89,046	89,046
Other comprehensive income, net of deferred federal income taxes			1,361		1,361
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	2	6,611			6,613
Dividends paid				(9,723)	(9,723)
Balance at September 30, 2006	$160	$127,062	$528	$347,496	$475,246

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$29,105	$30,475	$89,046	$68,223

Other comprehensive income (loss), net of tax:
Change in unrealized holding gains, net of tax expense (benefit) of $7,131, $(3,034), $641 and $(3,830)	13,243	(5,634)	1,191	(7,113)
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $0, $(20), $91 and $(159)	—	(38)	170	(295)
Unrealized gains (losses) on securities available for sale	13,243	(5,672)	1,361	(7,408)

Comprehensive income	$42,348	$24,803	$90,407	$60,815

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$89,046	$68,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	6,369	6,318
Benefit for deferred income taxes	(522)	(2,157)
Net realized losses (gains) on investments	261	(454)
Changes in assets and liabilities:
Accounts receivable	(9,699)	(16,716)
Accrued investment income	(1,754)	(1,044)
Receivable from reinsurers	3,618	259
Prepaid reinsurance premiums	2,340	2,456
Deferred policy acquisition costs	(5,425)	(6,844)
Other assets	(29,314)	(25,577)
Loss and loss adjustment expense reserves	(12,990)	4,916
Unearned premium reserves	18,271	38,334
Accounts payable and accrued liabilities	(12,115)	(16,012)
Payable to reinsurers	24,907	26,093
Other liabilities	(3,556)	3,310
Net cash provided by operating activities	69,437	81,105

Cash flows from investing activities:
Fixed maturities purchased	(313,265)	(95,883)
Equity securities purchased	(2,498)	(1,252)
Proceeds from sales of fixed maturities	100,205	41,540
Proceeds from maturities of fixed maturities	12,450	4,975
Proceed from sales of equity securities	485	233
Fixed assets purchased	(771)	(610)
Net cash used for investing activities	(203,394)	(50,997)

Cash flows from financing activities:
Proceeds and excess tax benefits from exercise of stock options	4,204	2,367
Dividends paid to shareholders	(9,723)	(6,574)
Net cash used for financing activities	(5,519)	(4,207)

Net (decrease) increase in cash and cash equivalents	(139,476)	25,901
Cash and cash equivalents at beginning of year	163,027	155,673
Cash and cash equivalents at end of period	$23,551	$181,574

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

The financial information as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2006.

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

2.  Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“FAS 155”).  This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  This statement also adds clarity regarding interest-only strips and principal-only strips that are not subject to the requirements of Statement No. 133, and requires companies to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments containing an embedded derivative that requires bifurcation.  FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company is currently evaluating the impact of FAS 155.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”).  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not believe the adoption of FIN 48 will have a material impact on its consolidated results of operations or financial position.

3.  Earnings Per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted EPS are calculated by dividing net income by the weighted average number of basic common shares outstanding and the net effect of potentially dilutive common shares. At September 30, 2006 and 2005, the Company’s potentially dilutive instruments consisted of common shares under options of 450,564 and 586,560, respectively, and common shares under restriction of 118,790 and 105,960 respectively.

The following table provides share information used in the calculation of the Company’s basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Earnings per weighted average common share:
Basic	$1.83	$1.95	$5.63	$4.39
Diluted	$1.81	$1.92	$5.57	$4.29

Weighted average number of common shares outstanding:
Basic	15,887,574	15,630,838	15,809,047	15,552,128
Effect of dilutive securities:
Stock options	114,219	212,522	134,503	335,645
Restricted stock	49,813	34,852	34,546	25,035
Diluted	16,051,606	15,878,212	15,978,096	15,912,808

Diluted EPS excludes stock options with exercise prices greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. The number of anti-dilutive stock options for both the three and nine months ended September 30, 2006 was 186,825. The number of anti-dilutive stock options for the three and nine months ended September 30, 2005 was 0 and 78,000, respectively.

4.  Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options (“NQSOs”), incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

 On March 10, 2006, the Board of Directors (“Board”) of the Company approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes.   A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan.  The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. Under the Incentive Plan, as amended, the maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. At September 30, 2006, there were 1,289,991 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

There were no grants made under the Incentive Plan during the quarter ended September 30, 2006. A summary of stock-based awards granted under the Incentive Plan during the nine months ended September 30, 2006 is as follows:

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

Accounting and Reporting for Stock-Based Awards

Prior to January 1, 2006, the Company accounted for share-based compensation to employees and non-employee directors in accordance with the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, as allowed by Statement of Financial Accounting Standard No. (“FAS”) 123, “Accounting for Stock-Based Compensation” and as amended by FAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.   Accordingly, no compensation cost related to stock options was reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The Company historically reported pro forma results under the disclosure-only provisions of FAS 123.

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

As permitted by FAS 123R, the Company elected the modified prospective transition method.  Under the modified prospective transition method, (i) compensation expense for share-based awards granted prior to January 1, 2006 is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123 as adjusted to incorporate forfeiture assumptions under FAS 123R, and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of FAS 123R.  Results for periods prior to January 1, 2006 have not been restated.

As a result of adopting FAS 123R on January 1, 2006, the Company’s net income for the three and nine months ended September 30, 2006 was lowered by $140 and $415, net of income tax benefit of $75 and $223, respectively.  The impact on both basic and diluted EPS for the three and nine months ended September 30, 2006 was a reduction of $0.01 and $0.03 per share, respectively.

FAS 123R requires the disclosure of pro forma information for periods prior to the adoption.  The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of FAS 123 for all share-based awards:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$30,475	$68,223
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(135)	(406)
Net income, pro forma	$30,340	$67,817
Earnings per weighted average share:
Basic, as reported	$1.95	$4.39
Basic, pro forma	$1.94	$4.36
Diluted, as reported	$1.92	$4.29
Diluted, pro forma	$1.88	$4.25

Stock Options

The fair value of stock options used to compute pro forma net income and earnings per share disclosures for the three and nine months ended September 30, 2006 and 2005 is the estimated fair value at grant effective date using the Black-Scholes option-pricing model with the following assumptions:

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

A summary of option activity under the Incentive Plan during the nine months ended September 30, 2006 is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Options	Shares	Price	Contractual Term	Value
Outstanding at January 1, 2006	496,086	$17.04
Granted during the period	126,225	42.85
Forfeited during the period	(2,600)	27.07
Exercised during the period	(169,147)	14.72
Outstanding at September 30, 2006	450,564	25.09	7.7 years	$10,621
Exercisable at September 30, 2006	32,947	19.31	7.3 years	967

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $48.66 on September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.  The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at September 30, 2006 and $12.00 to $35.23 at September 30, 2005.  The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was estimated at $16.05 and $12.62, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $5,741 and $4,134, respectively.

A summary of the status of non-vested options as of September 30, 2006 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price

Non-vested at January 1, 2006	446,446	$17.39
Granted during the period	126,225	42.85
Vested during the period	(152,454)	15.95
Forfeited during the period	(2,600)	27.07
Non-vested at September 30, 2006	417,617	$25.54

As of September 30, 2006, there was $2,480 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 3.6 years.

Cash received from options exercised was $2,490 and $2,367 for the nine months ended September 30, 2006 and 2005, respectively.

Restricted Stock

Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as expense over the requisite service period.

A summary of restricted stock activity under the Incentive Plan during the nine months ended September 30, 2006 is presented below:

	Shares	Weighted
	Under	Average
	Restriction	Fair Value
Outstanding at January 1, 2006	98,417	$27.77
Granted during the period	62,342	42.85
Vested and unrestricted during the period	(33,969)	25.97
Outstanding at September 30, 2006	126,790	35.67

As of September 30, 2006, there was $3,273 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.5 years.  The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2006 was $882.  For the nine months ended September 30, 2006 and 2005, the Company recorded compensation expense related to restricted stock of $858 and $492 net of income tax benefits of $462 and $265, respectively.

5.  Investments

The gross unrealized appreciation (depreciation) of investments in fixed maturities securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, was as follows:

	September 30, 2006
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. Government agencies (1)	$159,696	$700	$(3,030)	$157,366
Obligations of states and political subdivisions	420,125	6,521	(1,933)	424,713
Asset-backed securities (1)	191,939	687	(1,937)	190,689
Corporate and other securities	138,691	1,391	(1,783)	138,299
Subtotal, fixed maturity securities	910,451	9,299	(8,683)	911,067
Equity securities	3,929	197	—	4,126
Totals	$914,380	$9,496	$(8,683)	$915,193

(1) Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $149,700 at amortized cost and $147,468 at estimated fair value as of September 30, 2006. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2006
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$13,538	$13,512
Due after one year through five years	174,925	173,388
Due after five years through ten years	160,437	161,596
Due after ten years through twenty years	202,631	206,240
Due after twenty years	17,281	18,174
Asset-backed securities	341,639	338,157
Totals	$910,451	$911,067

The gross realized gains (losses) on sales of fixed maturity and equity security were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross realized gains
Fixed maturity securities	$—	$66	$377	$478
Equity securities	—	—	31	1
Gross realized losses
Fixed maturity securities	—	(8)	(660)	(25)
Equity securities	—	—	(9)	—
Net realized gains (losses) on investments	$—	$58	$(261)	$454

Proceeds from fixed maturities maturing were $250 and $0 for the three months ended September 30, 2006 and 2005, respectively.  Proceeds from fixed maturities maturing were $12,450 and $4,975 for the nine months ended September 30, 2006 and 2005, respectively.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2006
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$15,563	$180	$101,528	$2,850	$117,091	$3,030
Obligations of states and political subdivisions	6,208	5	113,076	1,928	119,284	1,933
Asset-backed securities	66,516	653	52,136	1,284	118,652	1,937
Corporate and other securities	45,123	626	54,800	1,157	99,923	1,783
Total temporarily impaired securities	$133,410	$1,464	$321,540	$7,219	$454,950	$8,683

The Company’s investment portfolio included 218 securities in an unrealized loss position at September 30, 2006. The Company’s methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery of its costs.  The unrealized losses recorded on the fixed maturity investment portfolio at September 30, 2006 resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as the Company has the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

During the three and nine months ended September 30, 2006 and 2005, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

As of   September 30, 2006, the Company’s fixed income securities portfolio was comprised entirely of investment grade securities as defined by Moody’s Investor Services, Inc., Standard and Poor’s, and the Securities Valuation Office of the National Association of Insurance Commissioners.

Net Investment Income

The components of net investment income were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest and dividends on fixed maturities	$10,275	$6,951	$28,199	$20,873
Dividends on equity securities	29	8	67	19
Interest on cash and cash equivalents	351	1,252	2,182	2,957
Total investment income	10,655	8,211	30,448	23,849
Investment expenses	311	272	892	798
Net investment income	$10,344	$7,939	$29,556	$23,051

6.   Loss and Loss Adjustment Expense (“LAE”) Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated:

	Nine Months Ended
	September 30,
	2006	2005
Reserves for losses and LAE, beginning of year	$450,716	$450,897
Less reinsurance recoverable on unpaid losses and LAE	(80,550)	(84,167)
Net reserves for losses and LAE, beginning of year	370,166	366,730

Incurred losses and LAE, related to:
Current year	294,656	321,182
Prior years	(35,472)	(27,462)
Total incurred losses and LAE	259,184	293,720

Paid losses and LAE related to:
Current year	163,046	171,289
Prior years	106,858	114,641
Total paid losses and LAE	269,904	285,930

Net reserves for losses and LAE, end of current quarter	359,447	374,520
Plus reinsurance recoverables on unpaid losses and LAE	78,279	81,293
Reserves for losses and LAE, end of current quarter	$437,726	$455,813

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $35,472 and $27,462 for the nine months ended September 30, 2006 and 2005, respectively.  The decrease in prior year reserves during the 2006 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is primarily composed of reductions of $13,023 in Commonwealth Automobile Reinsurers (“CAR”) assumed reserves, $18,375 in the Company’s automobile reserves and $2,899 in the Company’s homeowners reserves.  The decrease in prior year reserves during the 2005 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is composed of reductions of $18,212 in CAR assumed reserves and $9,250 in the Company’s own automobile reserves.   It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

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

Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund (‘‘Insolvency Fund’’). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer.  Although the Company has not received written notice regarding 2006 actions to be taken by the Insolvency Fund, based upon existing knowledge of the assessment amount approved by the Board of Director of the Insolvency Fund at its October 24, 2006 meeting, the Company reduced its estimated potential assessments to $500, which resulted in a reduction to underwriting expenses of $1,000 for the three months ended September 30, 2006.  During the comparable 2005 period, similarly without receipt of written notice but based upon existing knowledge that a reimbursement of prior year assessments had been approved by the Board of Directors of the Insolvency Fund, the Company reduced its estimated potential assessments to $0 for the nine months ended 2005, which resulted in a reduction to underwriting expenses of $1,300 for the three months ended September 30, 2005.

It is anticipated that there will be additional assessments from time to time relating to various insolvencies.   Although the timing and amounts of any future assessments are not known, based upon existing knowledge, management’s opinion is that such future assessments will not have a material effect upon the financial position of the Company.

8.  Debt

The Company has a $30,000 revolving credit facility with Citizens Bank of Massachusetts which expires on June 17, 2008. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.5% above the federal funds rate plus 1.5% per annum.  Interest only is payable prior to maturity. The obligations of the Company under the credit facility are secured by pledges of the Company’s assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of the Company. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of September 30, 2006, the Company was in compliance with all such covenants.

The Company paid down the balance of $19,956 on December 8, 2005 and had no amounts outstanding on its credit facility at September 30, 2006 and at December 31, 2005.  The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at September 30, 2006 and December 31, 2005.

9. Income Taxes

Federal income tax expense for the three and nine months ended September 30, 2006 and 2005 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

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

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 80.3% of our direct written premiums in 2005), we offer a portfolio of other insurance products, including commercial automobile (10.8% of 2005 direct written premiums), homeowners (7.2% of 2005 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 1.7% of 2005 direct written premiums). Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance and Safety Indemnity Insurance Company (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 637 independent insurance agents in 743 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile insurance carrier in Massachusetts, capturing an approximate 11.3% share of the Massachusetts private passenger automobile market in 2006, according to the Commonwealth Automobile Reinsures (“CAR”) Cession Volume Analysis Report of October 20, 2006, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

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

On December 31, 2004, the Commissioner approved new rules for CAR, which became effective on January 1, 2005 (the “Approved Rules”). The Approved Rules provided for the adoption of an assigned risk plan by CAR. On January 14, 2005, we filed, on Form 8-K, an estimate of the financial impact the Approved Rules may have on us and we stated that a lawsuit had been filed in Suffolk Superior Court by Commerce Insurance Company against the Commissioner seeking an order permanently enjoining implementation and/or enforcement of the Approved Rules. Certain ERPs, Arbella Mutual Insurance Company and the Center for Insurance Research intervened as plaintiffs and CAR intervened as a defendant in this lawsuit. On June 20, 2005, the Massachusetts Superior Court ruled that the Commissioner lacked the statutory authority to implement the Approved Rules and ordered them vacated. As a result, the Approved Rules did not go into effect. The Commissioner appealed the decision of the Massachusetts Superior Court. On October 26, 2005, the Massachusetts Supreme Judicial Court agreed to take direct appellate review of the Commissioner’s appeal. The Court held arguments in this matter on May 4, 2006. On August 23, 2006, the Massachusetts Supreme Judicial Court overturned the decision of the Massachusetts Superior Court and unanimously ruled that the Commissioner did not need legislative approval to put in place the provisions in the Approved Rules which establish an assigned risk plan. On October 18, 2006, the Commissioner reviewed the Approved Rules and proposed changes (the “Revised Rules”) that would, in part, establish an assigned risk plan called the Massachusetts Automobile Insurance Plan (the “MAIP”). As proposed, the Revised Rules would: 1) eliminate provisions in the current CAR Rules that are no longer necessary in light of the litigation described above; 2) integrate the Revised Rules into the current CAR Rules; 3) set a timetable for the implementation of the MAIP; and 4) revise the MAIP to conform with the Supreme Judicial Court’s remand regarding the so-called “clean in three” provisions contained in the Approved Rules. A hearing will be held November 10, 2006 on the Revised Rules. At this time we are unable to predict whether the proposed Revised Rules will be adopted and what the financial impact of the proposed Revised Rules on us would be if they are adopted.

While the litigation described above was pending, in order to address certain perceived inequities in the distribution of ERP exposures, CAR approved on June 15, 2005, rules to modify the ERP subscription relief process, making the reassignment of ERP exposures from an oversubscribed servicing carrier more timely and responsive, while enhancing equity in the ERP distribution for all servicing carriers (the “ERP Subscription Rules”). Also, the practice of two and three-party agreements between ERPs and servicing carriers was prohibited. On September 30, 2005, the Commissioner approved the ERP Subscription Rules, and instructed CAR to complete a redistribution of all ERPs to establish for all servicing carriers overall parity in the quantity and quality of their ERP exposures. The redistribution plan for ERPs, as adopted by the CAR Governing Committee on November 16 and December 14, 2005, was approved by the Commissioner on January 27, 2006. On January 31, 2006, CAR notified each reassigned ERP and all servicing carriers of the redistribution. According to the January 31, 2006 CAR Private Passenger ERP Redistribution Summary, 18 Safety ERPs with 25,590 exposures were assigned to other servicing carriers beginning with new business effective March 1, 2006 and renewal business May 1, 2006. In addition, CAR assigned 29 ERPs with 24,670 exposures from other servicing carriers to Safety, however 25 of these ERPs with 23,116 exposures were given voluntary contracts by their former servicing carrier or other carriers and were, as a result, no longer eligible for assignment to Safety as ERPs. We expect that the redistribution of ERPs will eliminate our disproportionate share of high loss ratio ERP business, and would therefore result in a reduction of the expense we have incurred because of our historic disproportionate share of high loss ratio ERPs.

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

Each year, the Commissioner sets maximum premium rates that may be charged and minimum commissions that must be paid to agents for private passenger automobile insurance. The Commissioner announced on December 15, 2005, an 8.7% statewide average private passenger automobile insurance rate decrease for 2006 effective January 1, 2006, compared to a 1.7% decrease for 2005. Coinciding with the 2006 rate decision, the Commissioner also approved an 11.8% commission rate agents receive for selling private passenger automobile insurance, as a percentage of premiums, compared to a commission rate of 10.9% in 2005. Beginning in 2007 the effective date of the Commissioner’s rate decision will be April 1st of each year as compared to January 1st of 2006 and prior rate decisions. The 2006 rates will be in effect from January 1, 2006 until March 31, 2007. The Commissioner will set the average rate for 2007 after a hearing in which the Automobile Insurers Bureau, the Attorney General, and the State Rating Bureau (which is a department within the Massachusetts Division of Insurance) are parties.  On August 11, 2006, the Automobile Insurers Bureau proposed an average rate decrease of 3.7% for 2007.  The Attorney General has recommended a decrease of 18.2% and the State Rating Bureau has proposed a decrease of 8.3%.  The Commissioner has not yet set the average premium rate for 2007. We expect the Commissioner to make this decision by December 15, 2006.

While state-mandated average maximum private passenger automobile insurance rates decreased 8.7% for 2006, our average premium per automobile exposure in the nine months ended September 30, 2006 decreased from the nine months ended September 30, 2005 by approximately 6.9%.  The difference in our average premiums from the state-mandated rate reduction was primarily the result of purchases of new automobiles by our insureds.  We believe that the continued benefits of our rate pursuit initiative, which validates insured rating classifications and discount eligibility, also contributed to the difference in our average premiums received per automobile exposure.

The table below shows average Massachusetts-mandated private passenger automobile premium rate changes and changes in our average premium per automobile exposure from 1997-2006.

Massachusetts Private Passenger Automobile Premium Rate Changes

	State Mandated	Safety Change in
	Average Rate	Average Premium per
Year	Change (1)	Automobile Exposure (2)
2006	(8.7)%	(6.9)%
2005	(1.7)%	0.1%
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%
1997	(6.2)%	(5.1)%

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

•                  Certain assets are included in the consolidated balance sheets whereas, under SAP, such assets are designated as “non-admitted assets” and charged directly against statutory surplus. These assets consist primarily of premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements and prepaid expenses.

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

Our SAP insurance ratios are outlined in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Statutory Ratios:
Loss Ratio	56.7%	57.0%	55.1%	62.4%
Expense Ratio	25.5%	23.4%	25.7%	23.3%
Combined Ratio	82.2%	80.4%	80.8%	85.7%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
GAAP Ratios:
Loss Ratio	56.7%	57.0%	55.1%	62.4%
Expense Ratio	25.1%	23.3%	25.8%	24.1%
Combined Ratio	81.8%	80.3%	80.9%	86.5%

Stock-Based Compensation

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options (“NQSOs”), incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

On March 10, 2006, the Board of Directors (“Board”) of the Company approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes.  A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. The new maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 2,500,000. At September 30, 2006, there were 1,289,991 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

There were no grants made under the Incentive Plan during the quarter ended September 30, 2006.  A summary of stock-based awards granted under the Incentive Plan during the nine months ended September 30, 2006 is as follows:

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. As of January 1, 2006, our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $250,000. Our catastrophe reinsurance protects us in the event of a “415-year storm” (that is, a storm of a severity expected to occur once in a 415-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior). All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better except for Montpelier Re, Endurance Re and Amlin Bermuda which are rated “A-” (Excellent). We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”) in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. At September 30, 2006, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

On March 10, 2005, our Board of Directors adopted a resolution that prohibits Safety from purchasing finite reinsurance (reinsurance that transfers only a relatively finite or limited amount of risk to the reinsurer) without approval by the Board. To date, the Company has never purchased a finite reinsurance contract.

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

Management determines the Company’s loss and loss adjustment expense (“LAE”) reserves estimate based upon the work of the Company’s actuaries and management’s own assessment of reasonable reserves. A reasonable estimate is derived primarily by considering a range of indications calculated by the Company’s actuaries using generally accepted actuarial techniques. Our key assumptions are the ultimate frequency and severity of claims, based upon the most recent ten years of claims reported to the Company and the data CAR reports to us to calculate our share of the residual market, as of the date of the applicable balance sheet. For each accident year and each coverage within a line of business our actuaries calculate reserve ranges using actuarial techniques such as:

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting future events. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonable possible estimations for net reserves of approximately $319,234 to $366,233 as of September 30, 2006.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above.

The following tables present the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2006.

Range of Net Reserves for Losses and LAE

Line of Business	Low	Recorded	High
Private passenger automobile	$236,102	$268,472	$270,415
Commercial automobile	45,531	50,207	52,993
Homeowners	28,261	29,843	30,850
All other	9,340	10,925	11,975
Total	$319,234	$359,447	$366,233

The Company’s net loss and LAE reserves, based on management’s best estimate, were set at $359,447 as of September 30, 2006.  For our private passenger auto, commercial auto and homeowners lines of business as of  September 30, 2006, due to the relatively long time we have been writing these lines of insurance, and our stable long-term trends in frequency and severity, the range of reserves are relatively narrow. We recorded reserves closer to the high in the respective ranges, in recognition that current ultimate estimations are lower than historical results for these lines of business.

For our all other lines of business as of September 30, 2006, due to the relatively short time we have been writing these lines of business, the relatively small reserves, and the resulting immature data available for our analysis, the range of reserves is relatively wide compared to the mid-point estimation and we recorded reserves close to the high of the range of projections.

The following table presents information by line of business for our net reserves for losses and LAE as of September 30, 2006.

Net Reserves for Losses and LAE

Line of Business	Direct less Ceded	Assumed	Net
Private passenger automobile	$210,192
CAR assumed private passenger automobile		$58,280
Net private passenger automobile			$268,472
Commercial automobile	33,445
CAR assumed commercial automobile		16,762
Net commercial automobile			50,207
Homeowners	20,868
FAIR Plan assumed homeowners		8,975
Net homeowners			29,843
All other	10,925	—	10,925
Total net reserves for losses and LAE	$275,430	$84,017	$359,447

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

We receive our final calendar year Participation Ratio report from CAR eight months after the end of that year, and thus we have to estimate for six quarters our share of the CAR deficit. For example, for the year ended December 31, 2005 we had to estimate our 2005 policy year CAR Participation Ratio beginning with the first quarter of 2005 through the second quarter of 2006.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the nine months ended September 30, 2006 a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $4,708. Each 1 percentage-point change in the loss and loss expense ratio would have a $3,060 effect on net income, or $0.19 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our key assumptions could have a reasonable possible range of plus or minus 5 percentage-points for each estimation. However, as 2005 and the first nine months of 2006 have demonstrated, there is no guarantee that our assumptions will not have more than a 5 percentage-point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our direct minus ceded loss and LAE reserves and net income for the nine months ended September 30, 2006. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private Passenger Auto Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,204)	$(2,102)	$—
Estimated increase in net income	2,733	1,366	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,102)	—	2,102
Estimated increase (decrease) in net income	1,366	—	(1,366)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,102	4,204
Estimated decrease in net income	—	(1,366)	(2,733)

Commercial Auto Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(668)	(334)	—
Estimated increase in net income	434	217	—
No Change in Severity
Estimated (decrease) increase in reserves	(334)	—	334
Estimated increase (decrease) in net income	221	—	(217)
+1 Percent Change in Severity
Estimated increase in reserves	—	334	668
Estimated decrease in net income	—	(217)	(434)

Homeowners Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(418)	(209)	—
Estimated increase in net income	272	136	—
No Change in Severity
Estimated (decrease) increase in reserves	(209)	—	209
Estimated increase (decrease) in net income	136	—	(136)
+1 Percent Change in Severity
Estimated increase in reserves	—	209	418
Estimated decrease in net income	—	(136)	(272)

All Other Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(218)	(109)	—
Estimated increase in net income	142	71	—
No Change in Severity
Estimated (decrease) increase in reserves	(109)	—	109
Estimated increase (decrease) in net income	71	—	(71)
+1 Percent Change in Severity
Estimated increase in reserves	—	109	218
Estimated decrease in net income	—	(71)	(142)

Our estimated share of CAR loss and LAE reserves is based on assumptions about our Participation Ratio, the size of CAR, and the resulting deficit (similar assumptions apply with respect to the FAIR Plan). Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our CAR reserves. Our assumptions could have a reasonable possible range of plus or minus 5 percentage-points for each estimation. However, as 2005 and 2006 have demonstrated, there is no guarantee that our assumptions will not have more than a 5 percentage-point variation. The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2006. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Estimation	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(583)	$—	$583
Estimated increase (decrease) in net income	379	—	(379)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(168)	—	168
Estimated increase (decrease) in net income	109	—	(109)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(90)	—	90
Estimated increase (decrease) in net income	59	—	(59)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2006 and 2005.

Accident	Nine Months Ended September 30,
Year	2006	2005
1996 & prior	$(44)	$(128)
1997	(5)	(1)
1998	1	14
1999	(19)	(449)
2000	160	(2)
2001	(1,732)	(211)
2002	(2,049)	(2,784)
2003	(5,357)	(4,091)
2004	(9,735)	(19,810)
2005	(16,692)	—
All prior years	$(35,472)	$(27,462)

The decrease in prior year reserves during the 2006 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is primarily composed of reductions of $13,023 in CAR assumed reserves, $18,375 in the Company’s automobile reserves and $2,899 in the Company’s homeowners reserves.  The decrease in prior year reserves during the 2005 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is composed of reductions of $18,212 in CAR assumed reserves and $9,250 in the Company’s own automobile reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2006. Each accident year represents all claims for an annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

Prior Year Net Loss and LAE Reserve Development Summary

Accident	Private Passenger	Commercial
Year	Automobile	Automobile	Homeowners	All Other	Total
1996 & prior	$(44)	$—	$—	$—	$(44)
1997	(5)	—	—	—	(5)
1998	1	—	—	—	1
1999	1	(20)	—	—	(19)
2000	(103)	87	168	8	160
2001	(1,668)	4	(32)	(36)	(1,732)
2002	(1,085)	(598)	(317)	(49)	(2,049)
2003	(3,893)	(1,047)	(347)	(70)	(5,357)
2004	(7,001)	(1,598)	(1,042)	(94)	(9,735)
2005	(13,571)	(858)	(2,013)	(250)	(16,692)
All prior years	$(27,368)	$(4,030)	$(3,583)	$(491)	$(35,472)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of direct minus ceded reserves for losses and LAE for the nine months ended September 30, 2006; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

Prior Year Net Direct minus Ceded Loss and LAE Reserve Development Summary

	Retained	Retained
Accident	Private Passenger	Commercial	Retained	Retained
Year	Automobile	Automobile	Homeowners	All Other	Total
1996 & prior	$(44)	$—	$—	$—	$(44)
1997	(5)	—	—	—	(5)
1998	1	—	—	—	1
1999	1	(2)	—	—	(1)
2000	(103)	103	175	8	183
2001	(1,461)	(17)	(10)	(36)	(1,524)
2002	(722)	(617)	(274)	(49)	(1,662)
2003	(3,225)	(955)	(265)	(70)	(4,515)
2004	(3,235)	(1,419)	(850)	(94)	(5,598)
2005	(6,115)	(560)	(1,675)	(250)	(8,600)
All prior years	$(14,908)	$(3,467)	$(2,899)	$(491)	$(21,765)

The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the nine months ended September 30, 2006.

Prior Year assumed Loss and LAE Reserve Development Summary

	CAR Assumed	CAR Assumed
Accident	Private Passenger	Commercial	FAIR Plan
Year	Automobile	Automobile	Homeowners	All Other	Total
1996 & prior	$—	$—	$—	$—	$—
1997	—	—	—	—	—
1998	—	—	—	—	—
1999	—	(18)	—	—	(18)
2000	—	(16)	(7)	—	(23)
2001	(207)	21	(22)	—	(208)
2002	(363)	19	(43)	—	(387)
2003	(668)	(92)	(82)	—	(842)
2004	(3,766)	(179)	(192)	—	(4,137)
2005	(7,456)	(298)	(338)	—	(8,092)
All prior years	$(12,460)	$(563)	$(684)	$—	$(13,707)

Our private passenger automobile line of business prior year reserves decreased by $27,368 for the nine months ended September 30, 2006. The decrease was due primarily to improved assumed CAR results of $7,456 and $3,766 for the 2005 and 2004 accident years and improved retained private passenger results of $6,115, $3,235 and $3,225 for 2005, 2004 and 2003 accident years, respectively. The improved CAR results were due primarily to improved CAR private passenger loss ratios for 2005 and 2004 as published and reported by the CAR Loss Reserving Committee at the September 6, 2006 meeting, as compared to the published results at the June 7, 2006 meeting. The improved retained private passenger automobile reserves were primarily due to better than previously estimated severity on our established bodily injury and property damage case reserves and fewer IBNR claims than previously estimated.

Our commercial automobile line of business prior year reserves decreased by $4,030 for the nine months ended September 30, 2006.  The decrease was primarily due to more favorable commercial automobile bodily injury severity than previously estimated for the 2004 and 2003 accident years and fewer IBNR claims than previously estimated.

Our homeowners line of business prior year reserves decreased by $3,583 for the nine months ended September 30, 2006 primarily as a result of improved severity on our established case reserves for 2004 and 2005 related to our retained homeowners business.

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

For further information, see “Section C.  Results of Operations: Net Realized Investment Losses.”

C.  Results of Operations

The following table shows certain of our selected financial results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Direct written premiums	$156,325	$161,159	$496,853	$514,390
Net written premiums	155,755	156,863	491,399	511,241
Net earned premiums	156,748	157,521	470,787	470,451
Net investment income	10,344	7,939	29,556	23,051
Net realized gains (losses) on investments	—	58	(261)	454
Finance and other service income	3,737	4,322	11,316	12,268
Total revenue	170,829	169,840	511,398	506,224
Loss and loss adjustment expenses	88,829	89,748	259,184	293,720
Underwriting, operating and related expenses	39,422	36,769	121,574	113,335
Interest expenses	21	262	65	710
Total expenses	128,272	126,779	380,823	407,765
Income before income taxes	42,557	43,061	130,575	98,459
Income tax expense	13,452	12,586	41,529	30,236
Net income	$29,105	$30,475	$89,046	$68,223

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Direct Written Premiums.  Direct written premiums for the quarter ended September 30, 2006 decreased by $4,834 or 3.0%, to $156,325 from $161,159 for the comparable 2005 period. Direct written premiums for the nine months ended September 30, 2006 decreased by $17,537 or 3.4%, to $496,853 from $514,390 for the comparable 2005 period. The 2006 decrease occurred primarily in our personal automobile line, which experienced a 6.9% decrease in average written premium and a 1.2% decrease in written exposures. Partially offsetting the personal auto line decrease, were increases in our commercial automobile line’s average written premium of 12.6% and written exposures of 13.0%. Our homeowners line’s average written premium increased by 6.2%, which was partly offset by a 2.1% decrease in written exposures.

Net Written Premiums. Net written premiums for the quarter ended September 30, 2006 decreased by $1,108, or 0.7%, to $155,755 from $156,863 for the comparable 2005 period.  Net written premiums for the nine months ended September 30, 2006 decreased by $19,842 or 3.9% to $491,399 from $511,241 for the comparable 2005 period.  These decreases were primarily due to the factors that decreased direct written premiums combined with a decrease in premiums ceded to CAR.

Net Earned Premiums.    Net earned premiums for the quarter ended September 30, 2006 decreased by $773, or 0.5%, to $156,748 from $157,521 for the comparable 2005 period.  Net earned premiums for the nine months ended September 30, 2006 increased by $336 or 0.1%, to $470,787 from $470,451 for the comparable 2005 period.

Net Investment Income.  Net investment income for the quarter ended September 30, 2006 was $10,344 compared to $7,939 for the comparable 2005 period. Net investment income for the nine months ended September 30, 2006 was $29,556 compared to $23,051 for the comparable 2005 period.  Average cash and investment securities (at cost) increased by $78,974 or 9.6%, to $905,762 for the nine months ended September 30, 2006 from $826,787 for the nine months ended September 30, 2005.  Net effective annualized yield on the investment portfolio increased to 4.4% during the nine months ended September 30,

2006 from 3.7% during the nine months ending September 30, 2005.  Our duration increased to 4.6 years at September 30, 2006 from 3.2 years at December 31, 2005.

Net Realized (Losses) Gains on Investments.  Net realized losses on investments was $0 for the quarter ended September 30, 2006 compared to net realized gains of $58 for the comparable 2005 period. Net realized losses on investments was $261 for the nine months ended September 30, 2006 compared to net realized gains of $454 for the comparable 2005 period.

The gross unrealized appreciation (depreciation) of investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, was as follows:

	September 30, 2006
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies (1)	$159,696	$700	$(3,030)	$157,366
Obligations of states and political subdivisions	420,125	6,521	(1,933)	424,713
Asset-backed securities (1)	191,939	687	(1,937)	190,689
Corporate and other securities	138,691	1,391	(1,783)	138,299
Subtotal, fixed maturity securities	910,451	9,299	(8,683)	911,067
Equity securities	3,929	197	—	4,126
Totals	$914,380	$9,496	$(8,683)	$915,193

(1) Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). The total of these fixed maturity securities was $149,700 at amortized cost and $147,468 at estimated fair value as of September 30, 2006. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

As of September 30, 2006, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody’s which received S&P ratings of AA/A or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	September 30, 2006
	Estimated
	Fair Value	Percent

U.S. Treasury securities and obligations of U.S. Government agencies	$180,841	19.8%
Aaa/Aa	576,256	63.3%
A	92,488	10.2%
Baa	43,212	4.7%
Not rated (Standard & Poor’s rating of A- or higher)	18,270	2.0%
Total	$911,067	100.0%

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

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2006.

	As of September 30, 2006
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$15,563	$180	$101,528	$2,850	$117,091	$3,030
Obligations of states and political subdivisions	6,208	5	113,076	1,928	119,284	1,933
Asset-backed securities	66,516	653	52,136	1,284	118,652	1,937
Corporate and other securities	45,123	626	54,800	1,157	99,923	1,783
Total temporarily impaired securities	$133,410	$1,464	$321,540	$7,219	$454,950	$8,683

The unrealized losses recorded on the fixed maturity investment portfolio at September 30, 2006 resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

Of the $8,683 gross unrealized losses as of September 30, 2006, $4,963 relates to fixed maturity obligations of states and political subdivisions and U.S. government agencies. The remaining $3,720 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate and other fixed maturity securities.

During the nine months ended September 30, 2006 and 2005, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned.  Finance and other service income decreased by $585, or 13.5%, to $3,737 for the quarter ended September 30, 2006 from $4,322 for the comparable 2005 period.  Finance and other service income decreased by $952, or 7.8%, to $11,316 for the nine months ended September 30, 2006 from $12,268 for the comparable 2005 period.  These decreases were primarily due to the decreases in direct premiums written.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred during the quarter ended September 30, 2006 decreased by $919, or 1.0%, to $88,829 from $89,748 for the comparable 2005 period.  Losses and loss adjustment expenses incurred during the nine months ended September 30, 2006 decreased by $34,536, or 11.8%, to $259,184 from $293,720 for the comparable 2005 period. Our GAAP loss ratio for the quarter ended September 30, 2006 decreased to 56.7% from 57.0% for the comparable 2005 period.  Our GAAP loss ratio for the nine months ended September 30, 2006 decreased to 55.1% from 62.4% for the comparable 2005 period. Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended September 30, 2006 decreased to 49.5% from 50.2% for the comparable 2005 period. Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2006 decreased to 47.8% from 55.6% for the comparable 2005 period.   The loss ratio improved as a result of a decrease in personal and commercial automobile bodily injury and physical damage claim frequency and an increase in favorable loss development in our personal and commercial automobile and homeowners lines prior year results.  Total prior year favorable development included in the pre-tax results for the quarter and nine months ended September 30, 2006 was $10,093 and $35,472 respectively, compared to prior year favorable development of $10,229 and $27,462 respectively, for the comparable 2005 periods.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the quarter ended September 30, 2006 increased by $2,653 or 7.2%, to $39,422 from $36,769 for the comparable 2005 period. Underwriting, operating and related expense for the nine months ended September 30, 2006 increased by $8,239 or 7.3%, to $121,574 from $113,335 for the comparable 2005 period. Our GAAP expense ratios for the third quarter of 2006 increased to 25.1% from 23.3% for the comparable 2005 period. Our GAAP expense ratios for the nine months ended September 30, 2006 increased to 25.8% from 24.1% for the comparable 2005 period. The increases were primarily due to higher accrued agents’ contingent commissions and higher 2006 policy year mandated personal automobile commissions.  The increase in accrued agents’ contingent commisssions was due to the improved underwriting results for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Interest Expenses.  Interest expense for the quarter ended September 30, 2006 was $21 compared to $262 for the comparable 2005 period.  Interest expense for the nine months ended September 30, 2006 was $65 compared to $710 for the comparable 2005 period.   The decrease in interest expense was due to the pay down of the balance outstanding under our credit facility on December 8, 2005.  We had no debt outstanding related to our credit facility during the nine months ended September 30, 2006 compared to $19,956 of debt outstanding during the comparable 2005 period.  The credit facility commitment fee included in interest expense was $19 and $56 for the three and nine months ended September 30, 2006 compared to $6 and $19 for the comparable 2005 periods.

Income Tax Expense.  Our effective tax rate was 31.6% and 29.2% for the quarters ended September 30, 2006 and 2005, respectively.  Our effective tax rate was 31.8% and 30.7% for the nine months ended September 30, 2006 and 2005, respectively. These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income.

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

Net cash provided by operating activities was $69,437 and $81,105 during the nine months ended September 30, 2006 and 2005, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $203,394 during the nine months ended September 30, 2006 compared to $50,997 during the nine months ended September 30, 2005. This was primarily the result of reinvesting cash and cash equivalents in long term fixed maturities in 2006.

Net cash used for financing activities was $5,519 and $4,207 during the nine months ended September 30, 2006 and 2005, respectively due primarily from increased dividends paid to shareholders.

Credit Facility

Safety has a $30,000 revolving credit facility with Citizens Bank of Massachusetts which expires on June 17, 2008. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.5% above the federal funds rate plus 1.5% per annum.  Interest only is payable prior to maturity. The obligations of Safety under the credit facility are secured by pledges of Safety’s assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety

Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of September 30, 2006, we were in compliance with all such covenants.

We paid down the balance of $19,956 on December 8, 2005 and had no amounts outstanding on our credit facility at September 30, 2006 and at December 31, 2005.  The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at September 30, 2006 and December 31, 2005.

Regulatory Matters

Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2005, the statutory surplus of Safety Insurance was $350,833, and its net income for 2005 was $92,432. As a result, a maximum of $92,432 is available in 2006 for such dividends without prior approval of the Division. During the nine months ended September 30, 2006, Safety Insurance paid dividends to Safety of $6,959.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 16, 2006, our Board approved a quarterly cash dividend on our common stock of $0.18 per share which was paid on March 15, 2006 to shareholders of record on March 1, 2006.  On May 5, 2006, our Board approved a quarterly cash dividend on our common stock of $0.18 per share which was paid on June 15, 2006 to shareholders of record on June 1, 2006.  On August 10, 2006, our Board approved a quarterly cash dividend on our common stock of $0.25 per share, which was paid on September 15, 2006 to shareholders of record on September 1, 2006. On November 3, 2006, our Board approved a quarterly cash dividend on our common stock of $0.25 per share to be paid on December 15, 2006 to shareholders of record on December 1, 2006.  We plan to continue to declare and pay quarterly cash dividends in 2006, depending on our financial position and the regularity of our cash flows.

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

F.  Contractual Obligations

We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At September 30, 2006, certain long-term aggregate contractual obligations and credit-related commitments are as follows:

	Payments Due by Period
		Less Than	One to Three	Three to Five	More Than
	Total	One Year	Years	Years	Five Years
Loss and LAE reserves	$437,726	$214,486	$192,599	$26,264	$4,377
Capital lease obligations	96	96	—	—	—
Operating leases	6,904	2,972	3,932	—	—
Total contractual obligations	$444,726	$217,554	$196,531	$26,264	$4,377

As of September 30, 2006, the Company had gross loss and LAE reserves of $437,726 reinsurance recoverables of $78,279 and net loss and LAE reserves of $359,447. Our loss and LAE reserves are estimates as described in more detail under “Critical Accounting Policies and Estimates.”  The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of September 30, 2006
Estimated fair value	$954,590	$911,067	$865,681
Estimated increase (decrease) in fair value	$43,523	$—	$(45,386)

An important market risk for all of our long-term debt is interest rate risk. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. We had no debt outstanding under our credit facility during the nine months ended September 30, 2006.  Assuming maximum utilization of our credit facility for the entire year, a 2.0% change in the prevailing interest rate on our variable rate debt would result in interest expense fluctuating approximately $600.

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
Date: November 9, 2006

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