Form 10-K
period 2006-12-31
SAFETY INSURANCE GROUP INC
filed 2007-03-01
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(617) 951-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 par value per share	NASDAQ Global Select Market

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☐    No    ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes    ☐    No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer    ☐    Accelerated filer    ☒    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity (based on the closing sales price on NASDAQ) held by non-affiliates of the registrant as of June 30, 2006, was approximately $679,472,762.

As of February 26, 2007, there were 16,100,432 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 18, 2007, which Safety Insurance Group, Inc. (the “Company”, “we”, “our”, “us”) intends to file within 120 days after its December 31, 2006 year-end, are incorporated by reference into Part III hereof.

SAFETY INSURANCE GROUP, INC.
Table of Contents

In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

PART I.

ITEM 1.                 BUSINESS

General

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 76.0% of our direct written premiums in 2006), we offer a portfolio of property and casualty insurance products, including commercial automobile, homeowners, dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts through our insurance subsidiaries, Safety Insurance Company (“Safety Insurance”), Safety Indemnity Insurance Company (“Safety Indemnity”) and Safety Property and Casualty Insurance Company (“Safety P&C”) which was organized in December 2006 but has not yet commenced writing business (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 652 independent insurance agents in 760 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile carrier, capturing an approximate 11.2% share of the Massachusetts private passenger automobile insurance market, and the third largest commercial automobile carrier, with an 11.8% share of the Massachusetts commercial automobile insurance market, in 2006 according to statistics compiled by Commonwealth Automobile Reinsurers (“CAR”). In addition, we were also ranked the 44th largest automobile writer in the country according to A.M. Best, based on 2005 direct written premiums. We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

We have maintained profitability in part by managing our cost structure through, for example, the use of technology. Our share of the Massachusetts private passenger automobile insurance market has grown from 10.4% in 2001 to 11.2% in 2006 and we have continued to expand our product offerings. Our direct written premiums have increased by 33.4% between 2001 and 2006, from $471,866 to $629,511. However, our direct written premiums decreased by 3.0% between 2005 and 2006 as a result of a state mandated private passenger automobile rate decrease of 8.7% effective January 1, 2006. On December 15, 2006 the Commissioner of Insurance further reduced the private passenger automobile rates 11.7% effective April 1, 2007. As a result, we anticipate a further reduction in private passenger automobile direct written premiums for 2007.

Website Access to Information

The Internet address for our website is www.SafetyInsurance.com. All of our press releases and United States Securities and Exchange Commission (‘SEC”) reports are available for viewing or download at our website. These documents are made available on our website as soon as reasonably practicable after each press release is made and SEC report is filed with, or furnished to, the SEC. Copies of any current public information about our company are available without charge upon written, telephone, faxed or e-mailed request to the Office of Investor Relations, Safety Insurance Group, Inc., 20 Custom House Street, Boston, MA 02110, Tel: 877-951-2522, Fax: 617-603-4837, or e-mail: InvestorRelations@SafetyInsurance.com. The materials on our website are not part of this report on Form 10-K nor are they incorporated by reference into this report and the URL above is intended to be an inactive textual reference only.

Our Competitive Strengths

We Have Strong Relationships with Independent Agents.   In 2005, independent agents accounted for approximately 78.2% of the Massachusetts automobile insurance market measured by direct written premiums as compared to only about 40.9% nationwide, according to A.M. Best. For that reason, our strategy is centered around, and we sell exclusively through, a network of 652 independent agents (of which 157 are Exclusive Representative Producers (“ERPs”)) in 760 locations throughout Massachusetts. In order to support our independent agents and enhance our relationships with them, we:

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

We Have an Uninterrupted Record of Profitable Operations.   In every year since our inception in 1979, we have been profitable. We have achieved our profitable growth by, among other things:

•       Increasing by 9.0% the number of private passenger automobile exposures we underwrite from 427,000 in 2001 to 465,416 in 2006 and the average premium we receive per automobile exposure from $918 to $1,019.

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

We Are a Technological Leader.   We have dedicated significant human and financial resources to the development of advanced information systems. Our technology efforts have benefited us in two distinct ways. First, we continue to develop technology that empowers our independent agent customers to make it easier for them to transact business with their clients and with the Insurance Subsidiaries. In our largest business line, private passenger automobile insurance, our agents now submit approximately 98% of all applications for new policies or endorsements for existing policies to us electronically through our proprietary information portal, the Agents Virtual Community (“AVC”). Second, our investment in technology has allowed us to re-engineer internal back office processes to provide more efficient service at lower cost. Our adjusted statutory expense ratios have been below the average industry statutory expense ratio in each of the past five years. Our systems have also improved our overall productivity, as evidenced by our direct written premiums per employee increasing to $1,087 in 2006 from $929 in 2001.

We Have an Experienced, Committed and Knowledgeable Management Team.   Our senior management team owns approximately 7% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. Our senior management team, led by our President, Chief Executive Officer and Chairman of the Board, David F. Brussard, has an average of over 27 years of industry experience per executive, as well as an average of over 25 years of experience with Safety. The team has demonstrated an ability to operate successfully within the regulated Massachusetts private passenger automobile insurance market.

Our Strategy

To achieve our goal of increasing shareholder value, our strategy is to maintain and develop strong independent agent relationships by providing our agents with a full package of insurance products and information technology services. We believe this strategy will allow us to:

•       Further penetrate the Massachusetts private passenger and commercial automobile insurance markets;

•       Continue to selectively cross-sell homeowners, dwelling fire, personal umbrella in the personal lines market and business owner policies, commercial property package and commercial umbrella in the commercial lines market in order to capture a larger share of the total Massachusetts property and casualty insurance business written by each of our independent agents; and

•       Continue to expand our technology to enable independent agents to more easily serve their customers and conduct business with us, thereby strengthening their relationships with us.

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

•       Premium Rates are “fixed and established” by the Commissioner. In Massachusetts, automobile insurance companies are obligated to use premium rates that are determined on an annual basis by the Commissioner. As a matter of law, the Commissioner’s rate must be adequate, which the Massachusetts courts have ruled requires that the rate be sufficient to allow insurers the opportunity to earn a reasonable rate of return. The rate setting process involves a lengthy and complex administrative proceeding in which the Commissioner considers historic information related to claim costs as well as outside factors affecting insurance costs. Different data is presented for the Commissioner’s consideration by the Automobile Insurers Bureau (on behalf of the insurance industry), the State Rating Bureau, and the Massachusetts Attorney General. At the close of this proceeding, the Commissioner sets a premium rate for each of several classes of drivers, many different types of vehicles, and thirty-three different geographic territories within Massachusetts. The Commissioner usually sets the rate on or before December 15th of the preceding year. The Commissioner mandated average rate decreases in private passenger automobile premiums of 8.7% and 1.7% for 2006 and 2005, respectively, and an increase of 2.5% for 2004. Beginning in 2007 the effective date of the Commissioner’s rate decision will be April 1st of each year as compared to January 1st of 2006 and prior rate decisions. Hence, the 2006 rates will be in effect from January 1, 2006, until March 31, 2007. The Commissioner announced on December 15, 2006, an 11.7% statewide average rate decrease effective April 1, 2007. In addition, the Commissioner annually establishes the minimum commission rate that insurers must pay their auto insurance agents. The Commissioner approved a commission rate, as a percentage of premiums of 11.8%, 10.9%, and 10.5%, in 2006, 2005, and 2004, respectively. The Commissioner approved a commission rate of 13.0% effective April 1, 2007.

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

•       Affinity Group Marketing. In addition to the use of class discounts, insurers can charge lower rates than the Commissioner’s fixed rate by providing discounts to all members of an affinity group. An affinity group consists of all of the employees of a particular employer or the members of a trade union, association or other organization. These discounts must be filed with the Commissioner and are subject to the Commissioner’s approval. We currently offer discounts to 192 groups representing approximately 9.0% of the private passenger automobile policies we issue, with discounts ranging from 3% to 5%.

•       Exclusive Representative Producers. As noted above, the Commissioner sets a different rate for each of thirty-three territories in Massachusetts. The methodology the Commissioner uses to adjust the rates among each territory results in the reduction of rates in high cost urban communities from the actuarially appropriate rate while increasing rates in suburban and rural parts of Massachusetts. As a result, in the aggregate, rates in urban communities are considered inadequate by most insurers. In order to ensure that motorists living in such communities have access to automobile insurance, licensed insurance producers located in such areas who have not been appointed as a voluntary agent of a company may apply to CAR, to be appointed as an involuntary agent, or ERP, of an insurer selected by CAR. ERPs are assigned to all insurers writing private passenger automobile insurance in Massachusetts and ERP assignments are generally based upon an insurer’s market share. On September 30, 2005, the Commissioner instructed CAR to complete a redistribution of all ERPs to establish for all servicing carriers overall parity in the quantity and quality of their ERP exposures. ERP assignments and other recent related developments are discussed further in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

•       Commonwealth Automobile Reinsurers. In order to protect insurers from the assignment of ERPs and certain other insurance regulatory conditions, the Massachusetts Legislature created CAR, which runs a reinsurance pool. CAR is governed by a committee that is appointed by the Commissioner, but its rules and decisions are subject to the review and approval of the Commissioner. Under CAR’s current rules, companies may cede to the reinsurance pool private passenger policies that they determine are not likely to be profitable. As a result, CAR operates at an underwriting deficit. This deficit is allocated among every private passenger automobile insurance company based on a complex formula that takes into consideration a company’s voluntary market share, the amount of business it cedes to CAR and credits the company earns under a system CAR has designed to encourage carriers to voluntarily write business in selected under-priced classes and territories. We have developed underwriting and actuarial analysis systems to evaluate the profitability of ceding a risk to CAR or writing it voluntarily. CAR also runs a reinsurance pool for commercial automobile policies and beginning January 1, 2006, we are one of six servicing carriers that can service commercial automobile policies for CAR. Commercial automobile business that is not written in the voluntary market is apportioned to one of the six servicing carriers who handle the business on behalf of CAR. The underwriting result of CAR’s commercial automobile pool is allocated among every Massachusetts commercial automobile insurance company, based each company’s commercial automobile voluntary market share.

•       Proposed Reform of CAR. On December 31, 2004, the then Commissioner approved new rules for CAR, which became effective on January 1, 2005 (the “Approved Rules”). Pursuant to the Approved Rules, CAR’s current system of assigning ERPs to each insurer and providing reinsurance to insurers is to be replaced by the Massachusetts Autombile Insurance Plan (the “MAIP”). The MAIP is a type of assigned risk plan similar to that used to manage the automobile insurance residual market in most other states. On June 20, 2005, the Massachusetts Superior Court ruled that the Commissioner lacked the statutory authority to implement the Approved Rules and ordered them vacated. As a result, the Approved Rules did not go into effect. The Commissioner appealed the decision of the Massachusetts Superior Court. On August 23, 2006, the Massachusetts Supreme Judicial Court overturned the decision of the Massachusetts Superior Court and unanimously ruled that the Commissioner did not need legislative approval to put in place the provisions in the Approved Rules which establish an assigned risk plan. On December 13, 2006, the Commissioner approved changes to the MAIP that called for three year phase in of an assigned risk plan beginning April 1, 2007, to minimize disruption to consumers and agents. On January 19, 2007, following the dismissal of the Commissioner by newly elected Governor Deval Patrick, Acting Commissioner Joseph G. Murphy suspended the MAIP Rules (the “Suspended Rules”) for a period not to exceed 90 days. A hearing was held on February 15, 2007, for testimony regarding the Suspended Rules and recommendations or amendments to those Rules. At this time we are unable to predict whether the Suspended Rules will be delayed for more than 90 days, modified, adopted or rescinded. The Suspended Rules and other recent related developments are discussed further in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

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

•       Prominence of Independent Insurance Agents. Finally, and perhaps most importantly to our Company’s success, approximately 78.2% of the direct written premiums in the Massachusetts automobile insurance market was placed by independent agents in 2005, according to A.M. Best. Nationally, independent agents wrote only about 40.8% of the automobile insurance market in 2005, according to A.M. Best. Accordingly, to be successful, a company must have a strategy designed to encourage the best agents to place their best business with that company. We have designed a system of agent commissions, profit sharing, bonuses and other strategies, such as our information technology capabilities, that we believe favorably distinguishes our company from our competitors. We aggressively market our company to independent agents in attempting to get the best agents and the best business.

Products

Historically, we have focused on underwriting private passenger automobile insurance, which is written through our subsidiary, Safety Insurance, at rates that are determined on an annual basis by the Commissioner. In 1989, we formed Safety Indemnity to offer commercial automobile insurance at preferred rates. Since 1997, we have expanded the breadth of our product line in order for agents to address a greater portion of their clients’ insurance needs by selling multiple products. Homeowners, business owners policies, personal umbrella, dwelling fire and commercial umbrella insurance are written by Safety Insurance at standard rates, and written by Safety Indemnity at preferred rates. In December 2006, we formed Safety P&C which will be used to add a third pricing tier to certain of our insurance products for our agents to sell to their clients. The table below shows our premiums in each of these product lines for the periods indicated and the portions of our total premiums each product line represented.

	For the Years Ended December 31,
Direct Written Premiums	2006		2005		2004
Private passenger automobile	$478,175	76.0%	$521,062	80.3%	$509,038	81.0%
Commercial automobile	88,174	14.0	69,963	10.8	65,057	10.4
Homeowners	49,644	7.9	47,055	7.2	45,175	7.2
Business owners policies	9,204	1.5	7,073	1.1	5,332	0.8
Personal umbrella	1,811	0.3	1,645	0.3	1,647	0.3
Dwelling fire	1,971	0.3	1,878	0.3	1,728	0.3
Commercial umbrella	532	—	437	—	318	—
Total	$629,511	100.0%	$649,113	100.0%	$628,295	100.0%

Our product lines are as follows:

Private Passenger Automobile (76.0% of 2006 direct written premiums).   Private passenger automobile insurance is our primary product, and we support all Massachusetts policy forms and limits of coverage. Private passenger automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured’s car occupants, and physical damage coverage for an insured’s own vehicle for collision or other perils. We have priced our private passenger coverage competitively by offering group discounts since 1995 and Safe Driver Insurance Plan rate deviations from 1996 to 2001. Since 2001, we have not filed for any Safe Driver Insurance Plan deviation. We currently offer approximately 192 affinity group discount programs ranging from 3% to 5% discounts.

Commercial Automobile (14.0% of 2006 direct written premiums).   Our commercial automobile program supports all Massachusetts policy forms and limits of coverage including endorsements that broaden coverage over and above that offered on the standard Massachusetts policy forms. Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured’s own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business. We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers, and insure individual vehicles as well as commercial fleets. Commercial automobile policies are written at a standard rate with qualifying risks eligible for preferred lower rates. We received approval for a rate increase of 2.1% effective December 16, 2004, and did not file for a rate change during 2005 or 2006.

Homeowners (7.9.% of 2006 direct written premiums).   We offer a broad selection of coverage forms for qualified policyholders. Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy. We write policies on homes, condominiums, and apartments. We offer loss-free credits of up to 16% for eight years of loss free experience, along with a discount of 15% when a home is written together with an automobile. All forms of homeowners coverage are written at a standard rate with qualifying risks eligible for preferred lower rates. We received approval for a rate increase of 3.4% effective March 1, 2007.

Business Owners Policies (1.5% of 2006 direct written premiums).   We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses. Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss. Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers. We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

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

Personal Umbrella (Less than 0.3% of 2006 direct written premiums).   We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner’s insurance policies to clients. We offer a discount of 10% when an umbrella policy is written together with an automobile insurance policy. We write policies at standard rates with limits of $1,000 to $5,000.

Dwelling Fire (0.3% of 2006 direct written premiums).   We underwrite dwelling fire insurance, which is a limited form of a homeowner’s policy for non-owner occupied residences. We offer superior construction and protective device credits, with a discount of 5% when a dwelling fire policy is issued along with an automobile policy. We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

Commercial Umbrella (Less than 0.1% of 2006 direct written premiums).   We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies. The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks. We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

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

Watercraft (Included in our Homeowners direct written premiums).   We offer watercraft coverage for small and medium sized pleasure craft with maximum lengths of 32 feet, valued at less than $75 and maximum speed of 39 knots. We write this coverage as an endorsement to our homeowner’s policies.

In the wake of the September 11, 2001 tragedies, the insurance industry is also impacted by terrorism, and we have filed and received approval for a number of terrorism endorsements from the Commissioner, which limit our liability and property exposure according to the Terrorism Risk Insurance Act of 2002, and the Terrorism Risk Insurance Extension Act of 2005. See “Reinsurance”, discussed below.

Distribution

We distribute our products exclusively through independent agents, unlike some of our competitors, which use multiple distribution channels. We believe this gives us a competitive advantage with the agents. We have two types of independent agents: those with which we have voluntarily entered into an agreement, which we refer to as voluntary agents, and those that CAR has assigned to us as ERPs. With the exception of our ERPs, we do not accept business from insurance brokers. Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority. We reserve the ability under Massachusetts law to cancel any coverage, other than private passenger automobile insurance, within the first 30 days after it is bound. In total, our 652 independent agents have 760 offices (some agencies have more than one office) and approximately 4,500 customer service representatives.

Voluntary Agents.   In 2006, we obtained approximately 77.0% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents. As of February 28, 2007, we had agreements with 495 voluntary agents. Our voluntary agents are located in all regions of Massachusetts.

We look for agents with profitable portfolios of business. To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums (“pure loss ratio”) of 64.0% or less on the portion of the agent’s portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 500 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the performance of our agents during the prior year. If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us. We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards. Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by premiums. No individual agency generated more than 3.0% of our direct written premiums in 2006.

Exclusive Representative Producers.   In 2006, our ERPs generated approximately 23.0% of our direct written premiums for automobile insurance. As of December 31, 2006, we had 63 private passenger automobile ERPs. CAR defines ERPs as licensed dwelling fire or casualty insurance agents or brokers who have a place of business in Massachusetts, but have no existing voluntary independent agency relationship with an automobile insurer conducting business in Massachusetts. An ERP’s policy portfolio typically includes a significant percentage of what are considered to be under-priced automobile policies.

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

On September 30, 2005, the Commissioner instructed CAR to complete a redistribution of all ERPs to establish for all servicing carriers overall parity in the quantity and quality of their ERP exposures. The redistribution plan for ERPs, as adopted by the CAR Governing Committee on November 16 and December 14, 2005, was approved by the Commissioner on January 27, 2006. On January 31, 2006, CAR notified each reassigned ERP and all servicing carriers of the redistribution. According to the January 31, 2006 CAR Private Passenger ERP Redistribution Summary, 18 Safety ERPs with 25,590 exposures were assigned to other servicing carriers beginning with new business effective March 1, 2006 and renewal business May 1, 2006. In addition, CAR assigned 29 ERPs with 24,670 exposures from other servicing carriers to Safety. However 25 of these ERPs with 23,116 exposures were given voluntary contracts by their former servicing carrier or other carriers and were, as a result, no longer eligible for assignment to Safety as ERPs. The redistribution and other recent related CAR developments are discussed further in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

Beginning January 1, 2006, CAR implemented a Limited Servicing Carrier Program (the “LSC program”) for ceded commercial automobile policies. CAR approved Safety and five other servicing carriers through a Request for Proposal to process approximately $200,000 of ceded commercial automobile business based on CAR data as of December 31, 2005, which will be spread equitably among the six servicing carriers. CAR assigned 353 voluntary agents (many of which were already voluntary agents of Safety) and 103 ERPs to Safety for the LSC program.

The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	For the Years Ended December 31,
	2006		2005		2004
Line of Business	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile
Voluntary agents	366,220	3.7%	353,109	3.4%	341,517	2.3%
Exclusive Representative Producers	99,196	-15.3	117,112	-0.4	117,616	7.4
Private passenger automobile total	465,416	-1.0	470,221	2.4	459,133	3.5
Commercial automobile
Voluntary Agents	48,117	3.7	46,396	7.5	43,174	5.7
Exclusive Representative Producers	6,619	180.5	2,360	9.6	2,153	4.3
Commercial automobile total	54,736	12.3	48,756	7.6	45,327	5.6
Homeowners	64,020	-0.3	64,193	-2.9	66,120	-2.0
Business owners policies	4,838	22.5	3,950	24.4	3,174	19.3
Personal umbrella	7,705	2.9	7,491	0.2	7,478	0.7
Dwelling fire	2,173	-3.2	2,245	-5.7	2,381	-2.4
Commercial umbrella	311	25.9	247	30.7	189	13.9
Total	599,199	0.4	597,103	2.3	583,802	3.0
Voluntary agents total	493,384	3.3	477,631	2.9	464,033	2.0
Exclusive Representative Producers total	105,815	-11.4%	119,472	-0.2%	119,769	7.3%

Our total written exposures increased by 0.4% for the year ended December 31, 2006. The increase was the result of our voluntary agent written exposures increasing by 3.3% and our ERP written exposures decreasing by 11.4%. Our private passenger exposures decreased by 1.0% primarily as a result of the CAR ERP redistribution. Our commercial automobile exposures increased by 12.3% primarily as a result of the CAR LSC program. Our homeowners and dwelling fire exposures decreased 0.3% and 3.2%, respectively, due to our continued re-underwriting of coastal properties. Our business owners policies, personal umbrella and commercial umbrella exposures increased 22.5%, 2.9% and 25.9% respectively primarily as a result of our voluntary agents efforts to sell multiple products to their clients

Marketing

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

Commission Schedule and Profit Sharing Plan.   We have several programs designed to attract profitable new private passenger automobile business from agents by paying them more than the minimum commission the law requires (which is 11.8% of premiums for 2006, and 13.0% in 2007). We recognize our top performing agents by making them members of our President’s Club or Executive Club. In 2006, President’s Club members received a commission equal to 17.0% of premiums for each new policy with a safe driver credit code of 99 and 98 (drivers with no accidents or violations in the prior six and five years respectively), while Executive Club members received a commission equal to 14.0% of premiums for such policies. In 2006, 62.7% of our drivers were in Safe Driver Insurance Plan credit code 99 and 98, as compared to 62.7% for the Massachusetts private passenger automobile industry as a whole, based on the number of drivers per month in each step according to CAR.

Further, we have a competitive agency incentive commission program under which we pay agents up to 8.0% of premiums based on the loss ratio on their business.

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

Although we do not currently offer any Safe Driver Insurance Plan discounts, we do offer group discounts to members of 192 affinity groups, including the Boston College Alumni Association, the Massachusetts Bar Association and the Massachusetts Medical Society. In general, we target affinity groups with a mature and stable membership base along with favorable driving records, offering between a 3% and 5% discount (with 4% being the average discount offered). Approximately 9.0% of the private passenger policies we issue receive an affinity group discount.

Subject to Commissioner review, CAR sets the premium rates for commercial automobile policies reinsured through CAR. Subject to Commissioner review, we set rates for commercial automobile policies that are not reinsured through CAR, and for all other insurance lines we offer, including homeowners, dwelling fire, personal umbrella, commercial umbrella, commercial package policies and business owner policies. We base our rates on industry loss cost data, our own loss experience, residual market deficits, catastrophe modeling and prices charged by our competitors in the Massachusetts market. We have two pricing tiers for most products, utilizing Safety Insurance for standard rates and Safety Indemnity for preferred rates. In December 2006, we formed Safety P&C which will be used to add a third pricing tier to our insurance products for our agents to sell to their clients. We received approval for a rate increase of 2.1% for our commercial automobile line effective December 16, 2004, and did not file for a rate change during 2005 or 2006. We received approval for a rate increase of 3.4% for our homeowners line effective March 1, 2007.

Cede/Retain Decisions.   Under CAR’s current rules for private passenger policies, we must decide, within 23 days after the effective date of a new policy or before renewing an existing policy, whether to cede it to CAR’s reinsurance pool. Each Massachusetts private passenger automobile insurer must bear a portion of the losses of the private passenger reinsurance pool. Under CAR’s current rules, we are able to reduce our total allocated share of the losses of the reinsurance pool by ceding less business to the pool than our proportionate share. As a result, in determining whether to cede an under priced policy to CAR’s private passenger automobile reinsurance pool, we attempt to evaluate whether we are likely to incur greater total losses by ceding it to the pool or by retaining it. According to the January 19, 2007 CAR Cession Volume Analysis—Private Passenger Report, as of November 30, 2006, we have ceded 4.9% of our private passenger automobile business to the pool in 2006, compared to an average of 5.1% for the industry. Our goal is to cede only those policies that incur less total losses resulting from a cession to CAR, than the total losses incurred by retaining the policy.

CAR also runs a reinsurance pool for commercial automobile policies and beginning January 1, 2006, we are one of six servicing carriers that can service commercial automobile policies for CAR. Commercial automobile business that is not written in the voluntary market is apportioned to one of the six servicing carriers who handle the business on behalf of CAR. Each Massachusetts commercial automobile insurer must bear a portion of the losses of the commercial reinsurance pool that is serviced by the six servicing carriers.

Bulk Policy Transfers and New Voluntary Agents.   From time to time, we receive proposals from existing voluntary agents to transfer a portfolio of the agent’s business from another insurer to us. Our underwriters model the profitability of these portfolios before we accept these transfers. Among other things, we usually require that the private passenger portion of the portfolio have a pure loss ratio of 64.0% or less on the portion of the agent’s portfolio that we would underwrite. In addition, we require any new voluntary agent to commit to transfer a portfolio to us consisting of at least 500 policies.

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

We believe that our technology initiatives have increased revenue and decreased costs. For example, these initiatives have allowed us to reduce the number of call-center transactions which we perform, and to transfer many manual processing functions from our internal operations to our independent agents. We also believe that these initiatives have contributed to our overall increases in productivity. In 1990, we had 399 employees and $154,997 in direct written premiums. As of December 31, 2006, we had 579 employees and $629,511 in direct written premiums, which represents an increase from $388 direct written premiums per employee in 1990 to $1,087 direct written premiums per employee in 2006.

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

The RadicalGlass.com application allows our claims department to contain glass costs by increasing the windshield repair to replacement ratio. For every windshield that is repaired rather than replaced there is an average savings of $290 per windshield claim.

A VIP Claims Center was introduced during 2006 to provide increased service levels to our independent insurance agents and their clients. The VIP Claims Center uses a network of rental car centers and auto body repair shops to provide a higher level of service to the clients of the independent insurance agents while reducing costs, such as rental, through reduced cycle times.

Billing.   Proprietary billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders. We believe the sophistication of our direct bill system helps us to limit our bad debt expense. In both 2006 and 2005 our bad debt expense as a percentage of direct written premiums was less than 0.2%.

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

New Business and Endorsement Processing.   Agents can perform new business and endorsement processing with our point of sale application. Agents can upload policy data to our system directly from their agency system or rate quote software in AVC’s secure Web environment without having to re-enter policy information. Agents are then able to download many of these transactions to their agency management system the next business day.

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

Casualty Claims

We have a proven record of settling casualty claims below the industry average in Massachusetts. According to the Automobile Insurers Bureau, our average casualty claim settlement during the period from January 1994 through June 30, 2006, was $5,514, approximately 3.9% lower than the Massachusetts industry average of $5,737.

We have adopted stringent claims settlement procedures, which include guidelines that establish maximum settlement offers for soft tissue injuries, which constituted approximately 72% of our bodily injury claims. If we are unable to settle these claims within our guidelines, we generally take the claim to litigation. We believe that these procedures result in providing our adjusters with a uniform approach to negotiation.

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

We believe the structure of our casualty claims unit allows us to respond quickly to claimants anywhere in the Commonwealth of Massachusetts. Comprising 122 people, the department is organized into distinct claim units that contain loss costs for soft tissue injuries. Field adjusters are located geographically for prompt response to claims, with our litigation unit focused on managing loss costs and litigation expenses for serious injury claims.

Additionally, we utilize a special unit to investigate fraud in connection with casualty claims. This special unit has one manager and nine employees. In cases where adjusters suspect fraud in connection with a claim, we deploy this special unit to conduct investigations. We deny payment to claimants in cases in which we have succeeded in accumulating sufficient evidence of fraud.

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

Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the expenses associated with investigating and paying the losses, or loss adjustment expenses. Every quarter, we review and establish our reserves. Regulations promulgated by the Commissioner require us to annually obtain a certification from either a qualified actuary or an approved loss reserve specialist that our loss and loss adjustment expenses reserves are reasonable.

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

When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2006, is adequate to cover the ultimate net cost of losses and claims incurred as of that date.

Management determines its loss and LAE reserves estimates based upon the analysis of the Company’s actuaries. Management has established a process for the Company’s actuaries to follow in establishing reasonable reserves. The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management. The Company’s estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $327,472 to a high of $377,497 as of December 31, 2006. The Company’s loss and LAE reserves, based on management’s best estimate, were set at $370,980 as of December 31, 2006. The ultimate liability may be greater or less than reserves carried at the balance sheet date. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. We do not discount any of our reserves.

The following table presents development information on changes in the reserves for losses and loss adjustment expenses (“LAE”) of our Insurance Subsidiaries for the three years ended December 31, 2006.

	For the Years Ended December 31,
	2006	2005	2004
Reserves for losses and LAE, beginning of year	$450,716	$450,897	$383,551
Less reinsurance recoverable on unpaid losses and LAE	(80,550)	(84,167)	(73,539)
Net reserves for losses and LAE, beginning of year	370,166	366,730	310,012
Incurred losses and LAE related to:
Current year	396,653	425,213	431,839
Prior years	(42,747)	(39,620)	(6,778)
Total incurred losses and LAE	353,906	385,593	425,061
Paid losses and LAE related to:
Current year	219,879	237,557	217,989
Prior years	133,213	144,600	150,354
Total paid losses and LAE	353,092	382,157	368,343
Net reserves for losses and LAE, end of year	370,980	370,166	366,730
Plus reinsurance recoverables on unpaid losses and LAE	78,464	80,550	84,167
Reserves for losses and LAE, end of year	$449,444	$450,716	$450,897

At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $42,747, $39,620 and $6,778 during 2006, 2005 and 2004, respectively. The decrease in prior year reserves during 2006 resulted from re-estimations of prior year ultimate loss and LAE liabilities and is primarily composed of reductions of $23,945 in the Company’s retained automobile reserves and $14,006 in the CAR assumed reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

The following table represents the development of reserves, net of reinsurance, for calendar years 1996 through 2006. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2006.

Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods. Thus, if the 2004 estimate for a previously incurred loss was $150,000 and the loss was reserved at $100,000 in 2000, the $50,000 deficiency (later estimate minus original estimate) would be included in the cumulative redundancy (deficiency) in each of the years 2000-2004 shown in the table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies from the table.

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
Reserves for losses and LAE originally estimated	$370,980	$370,166	$366,730	$310,012	$266,636	$227,377	$211,834	$206,613	$195,990	$195,145	$189,420
Cumulative amounts paid as of:
One year later		133,213	144,600	150,354	137,092	118,141	114,016	107,937	92,791	75,233	68,246
Two years later			202,435	201,287	199,119	168,344	163,768	133,414	113,323	105,046	96,219
Three years later				232,539	225,350	196,340	185,396	154,395	135,024	125,574	111,706
Four years later					238,087	212,079	194,891	163,903	144,985	136,730	121,100
Five years later						217,009	204,290	167,829	149,548	141,843	126,924
Six years later							206,324	171,148	150,940	143,457	128,804
Seven years later								171,871	152,243	143,998	129,356
Eight years later									152,533	144,727	129,535
Nine years later										144,900	130,047
Ten years later											130,163

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
Reserves re-estimated as of:
One year later		$327,419	$327,110	$303,234	$266,817	$225,115	$204,531	$179,650	$169,940	$171,803	$161,083
Two years later			304,891	291,100	269,941	227,764	206,340	176,008	156,590	153,846	144,727
Three years later				280,507	264,961	231,190	208,587	175,868	154,867	147,455	134,721
Four years later					260,398	229,699	209,517	176,025	154,530	146,059	131,694
Five years later						227,428	208,343	175,367	154,572	145,670	131,051
Six years later							208,232	174,469	153,926	145,607	130,903
Seven years later								174,121	153,920	145,465	130,730
Eight years later									153,778	145,452	130,599
Nine years later										145,335	130,590
Ten years later											130,476
Cumulative (redundancy) deficiency 2006		(42,747)	(61,839)	(29,505)	(6,238)	51	(3,602)	(32,492)	(42,212)	(49,810)	(58,944)

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
Gross liability-end of year	$449,444	$450,716	$450,897	$383,551	$333,297	$302,556	$302,131	$315,226	$311,846	$319,453	$326,802
Reinsurance recoverables	78,464	80,550	84,167	73,539	66,661	75,179	90,297	108,613	115,856	124,308	137,382
Net liability-end of year	370,980	370,166	366,730	310,012	266,636	227,377	211,834	206,613	195,990	195,145	189,420
Gross estimated liability—latest		400,145	374,010	346,264	323,264	281,539	275,274	241,959	225,313	220,803	210,654
Reinsurance recoverables—latest		72,726	69,119	65,757	62,866	54,111	67,042	67,838	71,535	75,468	80,178
Net estimated liability—latest		327,419	304,891	280,507	260,398	227,428	208,232	174,121	153,778	145,335	130,476

As the table shows, our net reserves grew at a faster rate than our gross reserves over the ten-year period. As we have grown, we have been able to retain a greater percentage of our direct business. Additionally, in the past we conducted substantial business as a servicing carrier for other insurers, in which we would service the residual market automobile insurance business assigned to other carriers for a fee. All business generated through this program was ceded to the other carriers. As we reduced the amount of our servicing carrier business, our proportion of reinsurance ceded diminished.

The table also shows that we have substantially benefited in the current and prior years from releasing redundant reserves. In the years ended December 31, 2006, 2005 and 2004 we decreased loss reserves related to prior years by $42,747, $39,620 and $6,778, respectively. Reserves and development are discussed further in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

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

We are selective in choosing our reinsurers, seeking only those companies that we consider to be financially stable and adequately capitalized. In an effort to minimize exposure to the insolvency of a reinsurer, we continuously evaluate and review the financial condition of our reinsurers. Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior). All of our other reinsures have an A.M. Best rating of “A” (excellent) or better except for Folksamerica, Endurance Re, Montpelier Re and Amlin Bermuda which are rated “A-” (excellent).

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2006 protected us in the event of a “415-year storm” (that is, a storm of a severity expected to occur once in a 415 year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association. In 2006, we purchased three layers of excess catastrophe reinsurance providing coverage for property losses in excess of $15,000 up to a maximum of $250,000. Our reinsurers co-participation is 90.0% of $15,000 for the 1st layer, 90.0% of $30,000 for the 2nd layer, and 90.0% of $190,000 for the 3rd layer.

In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. While we have continued to manage our exposure to catastrophes such as hurricanes, and have not increased the amount of property we insure subject to a loss from a hurricane, the changes to the various software models during 2006 have increased our modeled probable maximum loss due to catastrophic events. We have adjusted our reinsurance programs as a result of the changes to the models. In 2007, we have purchased four layers of excess catastrophe reinsurance providing coverage for property losses in excess of $15,000 up to a maximum of $280,000. Our reinsurers co-participation is 90.0% of $15,000 for the 1st layer, 85.0% of $30,000 for the  2nd layer, 85.0% of $190,000 for the 3rd layer, and 50% of $30,000 for the 4th layer. As a result of these changes to the models, and our revised reinsurance program, we maintain coverage that protects us in the event of a “300-year storm” (that is, a storm of a severity expected to occur once in a 300 year period).

We also have casualty excess of loss reinsurance for large casualty losses occurring in our automobile, homeowners, dwelling fire, business owners policies, commercial package policies, personal umbrella and commercial umbrella lines of business in excess of $1,000 up to a maximum of $5,000, with an annual aggregate deductible of $500. We have property excess of loss reinsurance coverage for large property losses, with coverage in excess of $1,500 up to a maximum of $15,000, for our homeowners, business owner, and commercial package policies. In addition, we have a quota share reinsurance agreement under which we cede 90.0% of the premiums and losses under our personal and commercial umbrella policies with an annual aggregate deductible of $75. We also have a reinsurance agreement with Hartford Steam Boiler

Inspection and Insurance Company, which is a quota share agreement under which we cede 100% of the premiums and losses for the equipment breakdown coverage under our business owner policies and commercial package policies.

In the wake of the September 11, 2001, tragedies, reinsurers have begun to exclude coverage for claims in connection with any act of terrorism. Our reinsurance programs for 2006 and 2007 excludes coverage for acts of terrorism, except for fire or collapse losses as a result of terrorism, under homeowners, dwelling fire, private passenger automobile and commercial automobile policies. For business owner policies and commercial package policies, terrorism is excluded if the total insured value is greater than $20,000.

The Terrorism Risk Insurance Act of 2002 (“TRIA”) was signed into law on November 26, 2002, and expired December 31, 2005. The Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) was signed into law on December 22, 2005, which reauthorizes TRIA for two years, while expanding the private sector role and reducing the federal share of compensation for insured losses under the program. The intent of this legislation is to provide federal assistance to the insurance industry for the needs of commercial insurance policyholders with the potential exposure for losses due to acts of terrorism. The TRIEA provides reinsurance for certified acts of terrorism. Effective January 1, 2006, we issued policy endorsements for all commercial policyholders to comply with TRIEA after obtaining Commissioner approval.

As of December 31, 2006, we had no material amounts recoverable from any reinsurer, excluding the residual markets described below. On March 10, 2005, our Board of Directors adopted a resolution that prohibits Safety from purchasing finite reinsurance (reinsurance that transfers only a relatively finite or limited amount of risk to the reinsurer) without approval by the Board. To date, the Company has never purchased a finite reinsurance contract.

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

Competition

The property and casualty insurance business is highly competitive and many of our competitors have substantially greater financial and other resources than we do. We compete with both large national writers and smaller regional companies. Our competitors include companies, which, like us, serve the independent agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer rather than to an independent agency and, potentially, lower cost structures. A material reduction in the amount of business independent agents sell would adversely affect us. In the past, competition in the Massachusetts private passenger automobile market has included offering significant discounts from the maximum permitted rates, and there can be no assurance that these conditions will not recur. Further, we and others compete on the basis of the commissions and other cash and non-cash incentives provided to agents. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel. There can be no assurance that we will be able to compete effectively against these companies in the future.

In Massachusetts, as of December 31, 2006, 19 insurers actively wrote private passenger automobile insurance, according to CAR. Of these 19 insurers, 4 are national companies which use independent agents to sell their products, 8 are regional or Massachusetts-only companies which use independent agents to sell their products (including us) and 7 are national, regional or Massachusetts-only companies which sell their products directly to policyholders. Our principal competitors within the Massachusetts private passenger automobile insurance industry are both regional companies, Commerce Group, Inc. and Arbella Insurance Group, which held 31.1% and 9.7% market shares based on automobile exposures, respectively, in 2006 according to CAR.

Employees

At December 31, 2006, we employed 579 employees. Our employees are not covered by any collective bargaining agreement. Management considers our relationship with our employees to be good.

Investments

Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings. Our investment objective is to focus on maximizing total returns while investing conservatively. We maintain a high quality investment portfolio consistent with our established investment policy. As of December 31, 2006, there were no securities below investment grade (as defined by Moody’s, S&P, and the Securities Valuation Office of the NAIC (see further details below)) in our fixed income securities portfolio. According to our investment guidelines, no more than 2.0% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities), and no more than 0.5% of our portfolio may be invested in securities of any one issuer rated “Baa”, or the lowest investment grade assigned by Moody’s. We continually monitor the mix of taxable and tax-exempt securities, in an attempt to maximize our total after-tax return. Since 1986, our investment manager has been Deutsche Asset Management, formerly known as Scudder Investments.

The following table reflects the composition of our investment portfolio at December 31, 2006 and 2005:

	At December 31,
	2006		2005
	Estimated Fair Value	% of Portfolio	Estimated Fair Value	% of Portfolio
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$183,436	19.5%	$125,220	17.5%
Obligations of states and political subdivisions	434,359	46.2	322,609	45.1
Asset-backed securities(1)	178,611	19.0	123,475	17.3
Corporate and other securities	139,874	14.8	141,234	19.8
Subtotal, fixed maturity securities	$936,280	99.5	$712,538	99.7
Equity securities	4,325	0.5	2,005	0.3
Totals	$940,605	100.0%	$714,543	100.0%

(1)          Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $175,394 and $117,766 at amortized cost and $173,539 and $115,284 at fair value as of December 31, 2006 and 2005, respectively. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

While we have held common equity securities in our investment portfolio in the past, as of December 31, 2006, we held no such securities in our investment portfolio, except for interests in mutual funds to fund the Safety Insurance Company Executive Incentive Compensation Plan, a non-qualified deferred compensation plan maintained for the purpose of providing deferred compensation to a select group of management. We made the decision to divest common equity securities in order to maximize the current investment income earned by our portfolio and to reduce our overall investment risk. We continuously evaluate market conditions and we expect in the future to purchase common equity securities.

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

The following table reflects our investment results for each year in the three-year period ended December 31, 2006:

	For the Years Ended December 31,
	2006	2005	2004
Average cash and invested securities (at cost)	$917,980	$837,200	$734,576
Net investment income(1)	$40,293	$31,573	$27,259
Net effective yield(2)	4.4%	3.8%	3.7%

(1)          After investment expenses, excluding realized investment gains (losses).

(2)          Net investment income for the period divided by average invested securities and cash for the same period.

Net effective yield increased in 2006 from 2005 primarily due to an increase of $80,780 in average cash and investment securities (at cost) and a shift to fixed maturity securities from cash and cash equivalents related to management’s investment strategy to lengthen the portfolio duration. Net effective yield increased in 2005 from 2004 due to higher yields on our short-term investments combined with a $72,871 increase in average cash and cash equivalents.

As of December 31, 2006, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s of Baa or higher, except the few securities not rated by Moody’s which received Standard and Poor’s ratings of A- or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2.)

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	December 31, 2006
	Estimated Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$183,436	19.6%
Aaa/Aa	584,191	62.4
A	106,092	11.3
Baa	39,845	4.3
Not rated (Standard & Poor’s rating of A- or higher)	22,716	2.4
Total	$936,280	100.0%

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

The Securities Valuation Office of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The Securities Valuation Office assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor’s Ratings Services and Moody’s, while Categories 3-6 are the equivalent of below investment grade securities. Securities Valuation Office ratings are reviewed at least annually. At December 31, 2006, approximately 88.5% of our fixed maturity investments were rated Category 1, and 11.5% of our fixed maturity investments were rated Category 2, the two highest ratings assigned by the Securities Valuation Office. At December 31, 2006, we had no fixed maturity investments rated Category 3 or lower by the Securities Valuation Office.

The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2006:

	December 31, 2006
	Estimated Fair Value	Percent
Due in one year or less	$24,589	2.6%
Due after one year through five years	167,133	17.9
Due after five years through ten years	160,940	17.2
Due after ten years through twenty years	218,783	23.4
Due after twenty years	12,685	1.4
Asset-backed securities	352,150	37.5
Totals	$936,280	100.0%

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

Ratings

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an “A (Excellent)” rating. Our “A” rating was reaffirmed by A.M. Best on April 18, 2006. Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from “A++ (Superior)” to “D (Very Vulnerable).” Publications of A.M. Best indicate that the “A” rating is assigned to those companies that in A.M. Best’s opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company’s securities.

In assigning Safety Insurance’s rating, A.M. Best recognized its excellent capitalization, sustained operating profitability, and favorable market position as an automobile insurer in Massachusetts. A.M. Best also noted among our positive attributes: favorable operating earnings in recent years; our disciplined underwriting approach; and expertise in the highly regulated Massachusetts automobile insurance industry. A.M. Best cited other factors that partially offset these positive attributes, including our geographic concentration, elevated underwriting leverage and limited product scope. We are subject to the competitive and highly regulated Massachusetts private passenger automobile market, which is characterized by mandated rates set by the Commissioner.

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

Insurance Regulation Concerning Dividends.   We rely on dividends from the Insurance Subsidiaries for our cash requirements. The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the stockholders of an insurance company. The Insurance Subsidiaries may not make an “extraordinary dividend” until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time. As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2006, the statutory surplus of Safety Insurance was $457,505 and its net income for 2006 was $110,075. A maximum of $110,075 will be available by the end of 2007 for such dividends without prior approval of the Division.

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

Protection Against Insurer Insolvency.   Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund. The Massachusetts Insurers Insolvency Fund must pay any claim up to $300 of a policyholder of an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within sixty days after the declaration of insolvency. Members of the Massachusetts Insurers Insolvency Fund are assessed the amount the Massachusetts Insurers Insolvency Fund deems necessary to pay its obligations and expenses in connection with handling covered claims. Subject to certain exceptions, assessments are made in the proportion that each member’s net written premiums for the prior calendar year for all property and casualty lines bore to the corresponding net written premiums for Massachusetts Insurers Insolvency Fund members for the same period. As a matter of Massachusetts law, insurance rates and premiums include amounts to recoup any amounts paid by insurers for the costs of the Massachusetts Insurers Insolvency Fund. With respect to private passenger automobile insurance rates and premiums, the Commissioner has historically made an adjustment in his or her annual rate decision reflecting any Massachusetts Insurers Insolvency Fund-related costs reported by the industry in its rate filing. By statute, no insurer in Massachusetts may be assessed in any year an amount greater than two percent of that insurer’s direct written premium for the calendar year prior to the assessment. We account for allocations from the Massachusetts Insurers Insolvency Fund as underwriting expenses. In 2006 and 2004, we incurred charges of $464 and $2,538, respectively, for our allocation from the Massachusetts Insurers Insolvency Fund for the insolvencies of other insurers. In 2005, we received a refund of prior years’ assessments of $50. CAR also assesses its members as a result of insurer insolvencies. Because CAR is not able to recover an insolvent company’s share of the net CAR losses from the Massachusetts Insurers Insolvency Fund, CAR must increase each of its member’s share of the deficit in order to compensate for the insolvent carrier’s inability to pay its deficit assessment. It is anticipated that there will be additional assessments from time to time relating to various insolvencies.

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

A ratio result falling outside the usual range of Insurance Regulatory Information System ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In 2006 and 2005, all our ratios for both the Insurance Subsidiaries were within the normal range except for Net Change in Adjusted Policyholders’ Surplus which exceeded the higher limit of the range. In 2004, all our ratios for both the

Insurance Subsidiaries were within the normal range except for Investment Yield, which fell below the range primarily due to our investment strategy to increase tax-exempt holdings in our portfolio.

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

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2006, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk based capital action level.

Regulation of Private Passenger Automobile Insurance in Massachusetts.   Our principal line of business is Massachusetts private passenger automobile insurance. As described in more detail above under “The Massachusetts Property and Casualty Insurance Market”, regulation of private passenger automobile insurance in Massachusetts differs significantly from how this line of insurance is regulated in other states. These differences include the requirements that the premium rate we and all insurers must charge is fixed and established by the Commissioner, that our ability and that of our competitors to deviate from the rate set by the Commissioner is restricted, and that some of our insurance producers are assigned to us as a matter of law. See “The Massachusetts Property and Casualty Insurance Market”, as discussed above.

Executive Officers and Directors

The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

			Years
			Employed
Name	Age	Position	by Safety
David F. Brussard	55	President, Chief Executive Officer and Chairman of the Board	31
William J. Begley, Jr.	52	Vice President, Chief Financial Officer and Secretary	21
James D. Berry	47	Vice President—Insurance Operations	24
George M. Murphy	40	Vice President—Marketing	18
Robert J. Kerton	60	Vice President—Claims	20
David E. Krupa	46	Vice President—Claims Operations	24
Daniel D. Loranger	67	Vice President—Management Information Systems and Chief Information Officer	26
Edward N. Patrick, Jr.	58	Vice President—Underwriting	33
A. Richard Caputo, Jr.	41	Director	—
Frederic H. Lindeberg	66	Director	—
Peter J. Manning	68	Director	—
David K. McKown	69	Director	—

David F. Brussard was appointed Chairman of the Board in March 2004 and President and Chief Executive Officer (“CEO”) in June 2001. Mr. Brussard has served as a Director of the Company since October 2001. Since January 1999, Mr. Brussard has been the CEO and President of the Insurance Subsidiaries. Previously, Mr. Brussard served as Executive Vice President of the Insurance Subsidiaries from 1985 to 1999 and as Chief Financial Officer and Treasurer of the Insurance Subsidiaries from 1979 to 1999. Mr. Brussard has been employed by one or more of our subsidiaries for over 31 years. Mr. Brussard is also Chairman of the Governing Committee and a member of the Budget Committee, Executive Committee and Nominating Committee of the Automobile Insurers Bureau of Massachusetts and is Chairman of the Governing Committee and a member of the Budget and Personnel Committee of CAR. Mr. Brussard is also on the Board of Trustees of the Insurance Library Association of Boston.

William J. Begley, Jr. was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 4, 2002. Since January 1999, Mr. Begley has been the Chief Financial Officer and Treasurer of the Insurance Subsidiaries. Previously, Mr. Begley served as Assistant Controller of the Insurance Subsidiaries from 1985 to 1987, as Controller from 1987 to 1990 and as Assistant Vice President/Controller from 1990 to 1999. Mr. Begley has been employed by the Insurance Subsidiaries for over 21 years. Mr. Begley also serves on the Audit Committee of CAR and is a member of the Board of Directors of the Massachusetts Insurers Insolvency Fund.

James D. Berry was appointed Vice President of Insurance Operations of the Company on October 1, 2005. Mr. Berry has been employed by the Insurance Subsidiaries for over 24 years and has directed the Company’s Massachusetts Private Passenger line of business since 2001. Mr. Berry serves on the Market Review Committee of CAR and the Personal Lines Rules and Forms Committee of the Automobile Insurers Bureau of Massachusetts. He also represents Safety on the Computer Sciences Corporation Series II Advisory Council.

George M. Murphy was appointed Vice President of Marketing on October 1, 2005. Mr. Murphy has been employed by the Insurance Subsidiaries for over 18 years and most recently served as Director of Marketing.

Robert J. Kerton was appointed Vice President of Casualty Claims of the Company on March 4, 2002. Mr. Kerton has served as Vice President of Claims of the Insurance Subsidiaries since 1986 and has been employed by the Insurance Subsidiaries for over 20 years. Mr. Kerton previously served 18 years with Allstate Insurance Company in various Massachusetts claim management assignments. Mr. Kerton serves as Chairman of the Claims Committee of the Automobile Insurers Bureau of Massachusetts, Vice Chairman of the Claims Committee of CAR, a member of the Governing Board of the Massachusetts Insurance Fraud Bureau.

David E. Krupa was appointed Vice President of Property Claims of the Company on March 4, 2002. Mr. Krupa has served as Vice President of Claims of the Insurance Subsidiaries since July 1990 and has been employed by the Insurance Subsidiaries for over 24 years. Mr. Krupa was first employed by the Company in 1982 and held a series of management positions in the Claims Department before being appointed Vice President in 1990. In addition, Mr. Krupa has been a member of several claims committees both at the Automobile Insurers Bureau of Massachusetts and CAR.

Daniel D. Loranger was appointed Vice President of Management Information Systems of the Company on November 7, 1980. Mr. Loranger has served as Vice President of Management Information Systems and Chief Information Officer of the Insurance Subsidiaries since 1980 and has been employed by the Insurance Subsidiaries for over 26 years. Mr. Loranger began his data processing career with Raytheon Manufacturing in 1960.

Edward N. Patrick, Jr. was appointed Vice President of Underwriting of the Company on March 4, 2002. Mr. Patrick has served as Vice President of Underwriting of the Insurance Subsidiaries since 1979 and as Secretary since 1999. He has been employed by one or more of our subsidiaries for over 33 years. Mr. Patrick has served on several committees of CAR, including the MAIP Steering, Actuarial, Market Review, Servicing Carrier, Statistical, Automation and Reinsurance Operations Committees. Mr. Patrick has also served on the Operations Committee of CAR since 1984 and has served as its chairman since 1998.

A. Richard Caputo, Jr. has served as a director of the Company since June 2001. Mr. Caputo has been with The Jordan Company L.P. and its predecessors, a private investment firm, since 1990. Mr. Caputo is also a director of TAL International, Inc., Universal Technical Institute, Inc. and various privately held companies.

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

Peter J. Manning has served as a director of the Company since September 2003. Mr. Manning retired in 2003 as Vice Chairman of FleetBoston Financial, after 31 years with FleetBoston Financial Corporation (formerly BankBoston) where he also held the positions of Comptroller and Executive Vice President and Chief Financial Officer. Mr. Manning started his career with Coopers & Lybrand in 1962 prior to his 1972 employment with BankBoston. He currently is a director of Thermo Fisher Scientific, and various non-profit companies and is Chairman of the Board of the Tournament Players Club of Boston.

David K. McKown has served as director of the Company since November 2002. Mr. McKown has been a Senior Advisor to Eaton Vance Management since 2000, focusing on business origination in real estate and asset-based loans. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993, where he focused on acquisitions and high-yield bank debt financings. Mr. McKown has been in the banking industry for 47 years, worked for BankBoston for over 32 years and had previously been the head of BankBoston’s real estate department, corporate finance department, and a managing director of BankBoston’s private equity unit. Mr. McKown is currently a director of Global Partners L.P., of Newcastle Investment Corp., and various privately held companies.

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

Approximately 76.0% of our direct written premiums for the year ended December 31, 2006, were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

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

Because some of our insureds live near the Massachusetts coastline, we also have a potential exposure to losses from hurricanes and major coastal storms such as Nor’easters. Although we purchase catastrophe reinsurance to limit our exposure to these types of natural catastrophes, in the event of a major catastrophe resulting in property losses to us in excess of $280,000, our losses would exceed the limits of this reinsurance.

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

Massachusetts requires that all licensed property and casualty insurers bear a portion of the losses suffered by some insureds as a result of impaired or insolvent insurance companies by participating in the Massachusetts Insurers Insolvency Fund (“Insolvency Fund”). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer. In 2006 and 2004, the Company received notice of assessments from the Insolvency Fund amounting to $464 and $2,538, respectively. In 2005, the Company received a refund of prior years’ assessments from the Insolvency Fund of $50. These assessments were made by the Insolvency Fund to cover the cost of paying eligible claims of policyholders of these insolvent insurers, and by CAR, to recover the shares of net CAR losses that would have been assessed to the insolvent companies but for their insolvencies. In addition, Massachusetts has established an underwriting association in order to ensure that property insurance is available for owners of high risk property who are not able to obtain insurance from private insurers. The losses of this underwriting association are shared by all insurers that write property and casualty insurance in Massachusetts. We are assessed from time to time to pay these losses. The effect of these assessments could reduce our profitability in any given period and limit our ability to grow our business.

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

Massachusetts Personal Auto Regulation.   We are subject to the extensive regulation of the private passenger automobile insurance industry in Massachusetts. Owners of registered automobiles are required to maintain minimum automobile insurance coverages. Generally, we are required by law to issue a policy to any applicant who seeks it. We are assigned certain agents that have been unable to obtain a voluntary contract with another insurer. We call these agents ERPs. In addition, we are required to participate in a state mandated reinsurance program run by CAR, to which we cede certain undesirable risks and from which we are allocated a portion of the program’s overall losses. This program operates at an underwriting deficit and results in expense for us. Our ability to earn profits may be restricted by these requirements.

Our marketing and underwriting strategies are limited by maximum premium rates and minimum agency commission levels for personal automobile insurance, which are mandated by the Commissioner. The Commissioner mandated an average rate decrease in private passenger automobile premiums of 8.7% and 1.7% for 2006 and 2005, respectively. The Commissioner mandated average rate increases of 2.5% and 2.7% for 2004 and 2003, respectively, and no rate change for 2002. Beginning in 2007 the effective date of the Commissioner’s rate decision will be April 1st of each year as compared to January 1st of 2006 and prior rate decisions. The 2006 rates will be in effect from January 1, 2006 until March 31, 2007. The Commissioner announced on December 15, 2006, an 11.7% statewide average private passenger automobile insurance rate decrease for 2007 which will take effect on April 1, 2007. In addition, the Commissioner annually establishes the minimum commission rate that insurers must pay their auto insurance agents. The Commissioner approved a commission rate, as a percentage of premiums of 11.8%, 10.9%, 10.5%, and 11.0%, in 2006, 2005, 2004, and 2003, respectively. The Commissioner approved a commission rate of 13.0% for 2007 which will take effect on April 1, 2007. Premium rates are set following a proceeding in which the Commissioner considers historic information relating to claims costs as well as outside factors affecting insurance costs. If the information considered does not accurately predict the future benefit and expense costs of insurers, or if the Commissioner otherwise sets inadequate premium rates, our future profitability could decrease. Future increases in commission rates would also decrease our profitability.

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

Our future success depends significantly upon the efforts of certain key management personnel, including David F. Brussard, our Chief Executive Officer and President. We have entered into employment agreements with Messrs. Brussard, Begley, Kerton, Krupa, Loranger, Patrick, Murphy, and Berry, the eight members of our Management Team. The loss of key personnel could prevent us from fully implementing our business strategy and could significantly and negatively affect our financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, and our ability to do so will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel.

Market fluctuations and changes in interest rates can have significant and negative effects on our investment portfolio.

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2006, based upon fair value measurement, 99.5% of our investment portfolio was invested in fixed maturity securities and 0.5% in common equity securities. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors.

We may not be able to successfully alleviate risk through reinsurance arrangements which could cause us to reduce our premiums written in certain lines or could result in losses.

In order to reduce risk and to increase our underwriting capacity, we purchase reinsurance. The availability and the cost of reinsurance protection is subject to market conditions, which are outside of our control. As a result, we may not be able to successfully alleviate risk through these arrangements. For example, if reinsurance capacity for homeowners risks were reduced as a result of terrorist attacks, climate change or other causes, we might seek to reduce the amount of homeowners business we write. In addition, we are subject to credit risk with respect to our reinsurance because the ceding of risk to reinsurers does not relieve us of our liability to our policyholders. A significant reinsurer’s insolvency or inability to make payments under the terms of a reinsurance treaty could have a material adverse effect on our results of operations and financial condition.

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

The Massachusetts insurance law prohibits any person from acquiring control of us, and thus indirect control of Safety Insurance Group, Inc., without the prior approval of the Commissioner. That law presumes that control exists where any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10% or more of our outstanding voting stock. Even persons who do not acquire beneficial ownership of more than 10% of the outstanding shares of our common stock may be deemed to have acquired such control if the Commissioner determines that such control exists in fact. Therefore, any person seeking to acquire a controlling interest in us would face regulatory obstacles which could delay, deter or prevent an acquisition that stockholders might consider in their best interests.

Section 203 of the General Corporation Law of Delaware, the jurisdiction in which the Company is organized, may affect the ability of an “interested stockholder” to engage in certain business combinations including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an interested stockholder. An interested stockholder is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of the corporation.

Future sales of shares of our common stock by our existing stockholders in the public market, or the possibility or perception of such future sales, could adversely affect the market price of our stock.

Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock, hold approximately 20.4% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. No prediction can be made as to the effect, if any, that future sales of shares by our existing stockholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time. Sales of substantial amounts of our common stock in the public market by our existing stockholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

As of the date of this report, the Company had no unresolved comments from the Commission staff regarding its periodic or current reports under the Exchange Act.

ITEM 2.                 PROPERTIES

We conduct most of our operations in approximately 89 thousand square feet of leased space at 20 Custom House Street in downtown Boston, Massachusetts. Our lease expires in December 2008.

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

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of 2006.

PART II.

ITEM 5.                 MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 26, 2007, there were 27 holders of record of the Company’s common stock, par value $0.01 per share, and we estimate another 12,200 held in “Street Name”.

The Company’s common stock (symbol: SAFT) is listed on the NASDAQ Global Select Market. The following table sets forth the high and low sales prices per share for each full quarterly period within the Company’s two most recent fiscal years.

2006	High	Low
First Quarter	$46.31	$37.50
Second Quarter	$50.08	$40.80
Third Quarter	$56.03	$46.40
Fourth Quarter	$53.96	$48.61

2005	High	Low
First Quarter	$40.54	$30.13
Second Quarter	$34.61	$26.20
Third Quarter	$37.23	$32.52
Fourth Quarter	$44.34	$34.27

The closing price of the Company’s common stock on February 23, 2007 was $46.37 per share.

During 2006, the Company declared and paid four quarterly cash dividends to stockholders, which totaled $13,733. The Company’s Board of Directors declared a quarterly cash dividend on February 15, 2007, of $0.25 per share to stockholders of record on March 1, 2007, payable on March 15, 2007. The Company plans to continue to declare and pay quarterly cash dividends in 2007, depending on the Company’s financial position and the regularity of its cash flows.

The Company relies on dividends from its Insurance Subsidiaries for a portion of its cash requirements. The payment by the Company of any cash dividends to the holders of common stock therefore depends on the receipt of dividend payments from its Insurance Subsidiaries. The payment of dividends by the Insurance Subsidiaries is subject to limitations imposed by Massachusetts law, as discussed in Item 1, Business, Supervision and Regulation, “Insurance Regulation Concerning Dividends”, and also in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

COMMON STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company’s Common Stock, for the period beginning on November 27, 2002 (the close of the Company’s IPO and first trade date for the Company’s common stock) and ending on December 31, 2006, with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of six selected property & casualty insurance companies over the same period. The peer group consists of Baldwin & Lyons, Inc., the Commerce Group, Inc., Mercury General Corp., State Auto Financial Corp., Selective Insurance Group, Inc., and 21st Century Insurance Group. The graph shows the change in value of an initial $100 investment on November 27, 2002, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since 11/27/2002 IPO Among
Safety Insurance Group, Inc.,
Property & Casualty Insurance Peer Group and the NASDAQ Stock Market Index

ITEM 6.                 SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2006.

The selected historical consolidated financial data for the years ended December 31, 2006, 2005 and 2004 and as of December 31, 2006, 2005, and 2004 have been derived from the financial statements of Safety Insurance Group, Inc. included in this annual report which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data for the years ended December 31, 2003 and 2002 and as of December 31, 2003 and 2002 have been derived from Safety Insurance Group, Inc.’s consolidated financial statements not included in this annual report, which have been audited by PricewaterhouseCoopers LLP.

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

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Direct written premiums	$629,511	$649,113	$628,295	$571,545	$516,556
Net written premiums	620,908	632,836	618,923	566,970	517,614
Net earned premiums	624,933	622,831	592,292	540,248	489,256
Investment income	40,293	31,573	27,259	26,086	26,142
Net realized gains (losses) on investments	358	305	1,274	10,051	(277)
Finance and other service income	15,128	16,748	15,615	15,409	14,168
Total revenue	680,712	671,457	636,440	591,794	529,289
Loss and loss adjustment expenses	353,906	385,593	425,061	420,969	375,178
Underwriting, operating and related expenses	162,220	146,669	145,075	130,636	128,866
Other expenses	—	—	—	—	6,250
Interest expenses	86	948	672	646	7,254
Total expenses	516,212	533,210	570,808	552,251	517,548
Income before income taxes	164,500	138,247	65,632	39,543	11,741
Income tax expense	52,559	43,065	20,642	11,061	1,280
Net income before preferred share dividends	111,941	95,182	44,990	28,482	10,461
Dividends on mandatorily redeemable preferred shares	—	—	—	—	(1,219)
Net income available to common shareholders	$111,941	$95,182	$44,990	$28,482	$9,242
Net income per common share available to common shareholders:
Basic	$7.07	$6.11	$2.94	$1.87	$1.44
Diluted	$6.99	$5.97	$2.90	$1.86	$1.38
Cash dividends paid per common share	$0.86	$0.60	$0.44	$0.34	$—
Weighted average number of common shares outstanding:
Basic	15,838,335	15,578,039	15,315,877	15,259,991	6,433,786
Diluted	16,005,913	15,953,737	15,526,892	15,340,047	6,699,338

	Year Ended December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Total cash and investment securities	$966,888	$877,570	$820,269	$699,920	$638,663
Total assets	1,355,748	1,257,675	1,206,445	1,076,296	978,596
Losses and loss adjustment expenses reserves	449,444	450,716	450,897	383,551	333,297
Total debt	—	—	19,956	19,956	19,956
Total liabilities	859,400	869,726	901,111	808,276	733,344
Mandatorily redeemable preferred stock	—	—	—	—	22,680
Total shareholders’ equity	496,348	387,949	305,334	268,020	245,252
Statutory Data:
Policyholders’ surplus (at period end)	$457,505	$350,833	$278,161	$258,551	$234,204
Loss ratio(1)	56.6%	61.9%	71.7%	78.0%	77.5%
Expense ratio(1)	26.2	23.4	23.7	23.5	24.9
Combined ratio(1)	82.8%	85.3%	95.4%	101.5%	102.4%
GAAP Ratios:
Loss ratio(1)	56.6%	61.9%	71.8%	77.9%	76.7%
Expense ratio(1)	26.0	23.5	24.5	24.2	26.3
Combined ratio(1)	82.6%	85.4%	96.3%	102.1%	103.0%

(1)          The loss ratio is the ratio of losses and loss adjustment expenses to net earned premiums. The expense ratio, when calculated on a statutory accounting basis, is the ratio of underwriting expenses to net written premiums, and when calculated on a GAAP basis is the ratio of underwriting expense to net earned premiums. The combined ratio is the sum of the loss ratio and the expense ratio. Please refer to Insurance Ratios under Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources for a discussion on the comparison of the above statutory insurance ratios to our GAAP ratios.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto, which appear elsewhere in this document. In this discussion, all dollar amounts are presented in thousands, except share and per share data.

The following discussion contains forward-looking statements. We intend statements which are not historical in nature to be, and are hereby identified as “forward-looking statements” to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, the Company’s senior management may make forward-looking statements orally to analysts, investors, the media and others. This safe harbor requires that we specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of us. We cannot promise that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from and worse than our expectations. See “Forward-Looking Statements” below for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Executive Summary and Overview

In this discussion, “Safety” refers to Safety Insurance Group, Inc. and “our Company,” “we,” “us” and “our” refer to Safety Insurance Group, Inc. and its consolidated subsidiaries. Our subsidiaries consist of Safety Insurance Company (“Safety Insurance”), Safety Indemnity Insurance Company (“Safety Indemnity”), Safety Property and Casualty Insurance Company (“Safety P&C”), Whiteshirts Asset Management Corporation (“WAMC”), and Whiteshirts Management Corporation, which is WAMC’s holding company.

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 76.0% of our direct written premiums in 2006), we offer a portfolio of other insurance products, including commercial automobile (14.0% of 2006 direct written premiums), homeowners (7.9% of 2006 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 2.1% of 2006 direct written premiums). Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C, which was formed in December 2006 but has not yet commenced writing business, (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 652 independent insurance agents in 760 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.2% and 11.8% share respectively of the Massachusetts automobile market in 2006, according to the CAR Cession Volume Analysis Report of January 19, 2007, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

Massachusetts Automobile Insurance Market

We are subject to the extensive regulation of the private passenger automobile insurance industry in Massachusetts, which represented 76.0% of our direct written premiums in 2006. Owners of registered automobiles in Massachusetts are required to maintain minimum automobile insurance coverages. We are required to participate in a state-mandated reinsurance program run by CAR to which we cede certain unprofitable risks and from which we are allocated a portion of the overall losses. As a servicing carrier of CAR, we are required to issue a policy to all qualified applicants. This program operates at an underwriting deficit. This deficit is allocated among every Massachusetts automobile insurance company, including us, based on a complex formula that takes into consideration a company’s voluntary market share, the rate at which it cedes business to CAR, and the company’s utilization of a credit system CAR has designed to encourage carriers to reduce their use of CAR. In addition, based on our market share, we are assigned certain licensed producers by CAR that have been unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs.

On December 31, 2004, the Commissioner approved new rules for CAR, which became effective on January 1, 2005 (the “Approved Rules”). The Approved Rules provided for the adoption of an assigned risk plan by CAR. Shortly thereafter, litigation was commenced in Suffolk Superior Court by Commerce Insurance Company against the Commissioner seeking an order permanently enjoining implementation and/or enforcement of the Approved Rules. Certain ERPs, Arbella Mutual Insurance Company and the Center for Insurance Research intervened as plaintiffs and CAR intervened as a defendant in this lawsuit. On June 20, 2005, the Massachusetts Superior Court ruled that the Commissioner lacked the statutory authority to implement the Approved Rules and ordered them vacated. As a result, the Approved Rules did not go into effect. The Commissioner appealed the decision of the Massachusetts Superior Court. On August 23, 2006, the Massachusetts Supreme Judicial Court overturned the decision of the Massachusetts Superior Court and unanimously ruled that the Commissioner did not need legislative approval to put in place the provisions in the Approved Rules which establish an assigned risk plan. On October 18, 2006, the Commissioner reviewed the Approved Rules and proposed changes (the “Revised Rules”) that would, in part, establish an assigned risk plan called the Massachusetts Automobile Insurance Plan (the “MAIP”). As proposed, the Revised Rules would: 1) eliminate provisions in the current CAR Rules that are no longer necessary in light of the litigation described above; 2) integrate the Revised Rules into the current CAR Rules; 3) set a timetable for the implementation of the MAIP; and 4) revise the MAIP to conform with the Supreme Judicial Court’s remand regarding the so-called “clean in three” provisions contained in the Approved Rules. A hearing was held November 10, 2006, on the Revised Rules and on December 13, 2006, the Commissioner approved changes to the MAIP rules (the “MAIP Rules”) that called for three year phase in of an assigned risk plan beginning April 1, 2007.

On January 5, 2007, Deval L. Patrick was sworn in as Governor of the Commonwealth of Massachusetts replacing outgoing Governor Mitt Romney. The Commissioner of Insurance Julianne M. Bowler was replaced by the new Governor and on January 19, 2007, Acting Commissioner, Joseph G. Murphy, suspended the MAIP Rules (the “Suspended Rules”) for a period not to exceed 90 days. A hearing was held on February 15, 2007, for testimony regarding recommendations or amendments to the Suspended Rules. At this time, we are unable to predict whether the Suspended Rules will be adopted and what the financial impact of the Suspended Rules on us would be if they are adopted.

Governor Patrick has selected former Massachusetts Superior Court Justice, Nonnie Burns, to be Massachusetts Commissioner of Insurance effective February 26, 2007, and Governor Patrick has appointed a commission to study and report on the Massachusetts private passenger automobile system. We are unable to predict what, if any, changes the commission may recommend.

While the litigation described above was pending and before the MAIP Rules were approved, in order to address certain perceived inequities in the distribution of ERP exposures, CAR approved on June 15, 2005, rules to modify the ERP subscription relief process, making the reassignment of ERP exposures from an oversubscribed servicing carrier more timely and responsive, while enhancing equity in the ERP distribution for all servicing carriers (the “ERP Subscription Rules”). Also, the practice of two and three-party agreements between ERPs and servicing carriers was prohibited. On September 30, 2005, the Commissioner approved the ERP Subscription Rules, and instructed CAR to complete a redistribution of all ERPs to establish for all servicing carriers overall parity in the quantity and quality of their ERP exposures. The redistribution plan for ERPs, as adopted by the CAR Governing Committee on November 16 and December 14, 2005, was approved by the Commissioner on January 27, 2006. On January 31, 2006, CAR notified each reassigned ERP and all servicing carriers of the redistribution.

According to the January 31, 2006 CAR Private Passenger ERP Redistribution Summary, 18 Safety ERPs with 25,590 exposures were assigned to other servicing carriers beginning with new business effective March 1, 2006 and renewal business May 1, 2006. In addition, CAR assigned 29 ERPs with 24,670 exposures from other servicing carriers to Safety. However 25 of these ERPs with 23,116 exposures were given voluntary contracts by their former servicing carrier or other carriers and were, as a result, no longer eligible for assignment to Safety as ERPs. We expect that the redistribution of ERPs will eliminate our disproportionate share of high loss ratio ERP business, and would therefore result in a reduction of the expense we have incurred because of our historic disproportionate share of high loss ratio ERPs.

CAR also runs a reinsurance pool for commercial automobile policies and beginning January 1, 2006, CAR has implemented a Limited Servicing Carrier Program (“LSC”) for ceded commercial automobile policies. CAR approved Safety and five other servicing carriers through a Request for Proposal to process approximately $200,000 of ceded commercial automobile business based on CAR data as of December 31, 2005, which will be spread equitably among the six servicing carriers. Each Massachusetts commercial automobile insurer must bear a portion of the losses of the commercial reinsurance pool that is serviced by the six servicing carriers in the LSC program. Subject to Commissioner review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR’s rate level. This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company’s commercial automobile voluntary market share.

Each year, the Commissioner sets maximum premium rates that may be charged and minimum commissions that must be paid to agents for private passenger automobile insurance. Beginning in 2007, the effective date of the Commissioner’s rate decision will be April 1st of each year as compared to January 1st of 2006 and prior rate decisions. The 2006 rates will be in effect from January 1, 2006 until March 31, 2007. The Commissioner announced on December 15, 2006, an 11.7% statewide average private passenger automobile insurance rate decrease for 2007, compared to a 8.7% decrease for 2006. Coinciding with the 2006 rate decision, the Commissioner also approved a 13.0% commission rate agents receive for selling private passenger automobile insurance, as a percentage of premiums, compared to a commission rate of 11.8% in 2006.

While state-mandated average maximum private passenger automobile insurance rates decreased 8.7% for 2006, our average premium per automobile exposure in the year ended December 31, 2006, decreased from the year ended December 31, 2005, by approximately 6.8%. This lesser decrease was primarily the result of purchases of new automobiles by our insureds. We believe that the continued benefits of our rate pursuit initiative, which validates insured rating classifications and discount eligibility, also contributed to the lesser decrease than state mandated average premiums received per automobile exposure. The table below shows average Massachusetts-mandated private passenger automobile premium rate changes and changes in our average premium per automobile exposure from 1997-2006.

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

•       Amounts related to ceded reinsurance are shown gross of ceded unearned premiums and reinsurance recoverables, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

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

Our statutory insurance ratios are outlined in the following table:

	For the Years Ended December 31,
	2006	2005	2004
Statutory Ratios:
Loss Ratio	56.6%	61.9%	71.7%
Expense Ratio	26.2	23.4	23.7
Combined Ratio	82.8%	85.3%	95.4%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

Our GAAP insurance ratios are outlined in the following table:

	For the Years Ended December 31,
	2006	2005	2004
GAAP Ratios:
Loss Ratio	56.6%	61.9%	71.8%
Expense Ratio	26.0	23.5	24.5
Combined Ratio	82.6%	85.4%	96.3%

Stock-Based Compensation

On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for a variety of awards, including nonqualified stock options (“NQSOs”), stock appreciation rights and restricted stock (“RS”) awards.

On March 10, 2006, the Board of Directors (“Board”) of the Company approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes. A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. Under the Incentive Plan, as amended, the maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. As of December 31, 2006, there were 1,289,991 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants outstanding under the Incentive Plan as of December 31, 2006, were comprised of 126,790 restricted shares and 373,996 nonqualified stock options. Grants made under the Incentive Plan are as follows.

			Exercise
Type of		Number of	Price(1) or
Equity		Awards	Fair Value(2)
Awarded	Effective Date	Granted	per Share		Vesting Terms	Expiration Date
NQSOs	November 27, 2002	379,000	$12.00	(1)	5 years, 20% annually	November 27, 2012
NQSOs	February 20, 2003	99,000	$13.30	(1)	5 years, 20% annually	February 20, 2013
NQSOs	March 31, 2003	292,000	$13.03	(1)	3 years, 30%-30%-40%	March 31, 2013
NQSOs	August 21, 2003	10,000	$15.89	(1)	5 years, 20% annually	August 21, 2013
NQSOs	March 25, 2004	111,000	$18.50	(1)	5 years, 20% annually	March 25, 2014
RS	March 25, 2004	70,271	$18.50	(2)	3 years, 30%-30%-40%	N/A
NQSOs	August 30, 2004	10,000	$21.40	(1)	5 years, 20% annually	August 30, 2014
NQSOs	March 16, 2005	78,000	$35.23	(1)	5 years 20% annually	March 16, 2015
RS	March 16, 2005	56,770	$35.23	(2)	3 years, 30%-30%-40%	N/A
RS	March 16, 2005	4,000	$35.23	(2)	No vesting period(3)	N/A
NQSOs	March 10, 2006	126,225	$42.85	(1)	5 years, 20% annually	March 10, 2016
RS	March 10, 2006	58,342	$42.85	(2)	3 years, 30%-30%-40%	N/A
RS	March 10, 2006	4,000	$42.85	(2)	No vesting period(3)	N/A

(1)          The exercise price of the options grant effective on November 27, 2002, is equal to the IPO price of our stock on that same day. The exercise price of the remaining option grants is equal to the closing price of our common stock on the grant effective date.

(2)          The fair value of the restricted stock grant is equal to the closing price of our common stock on the grant effective date.

(3)          The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of our Board of Directors.

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association. In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We have adjusted our reinsurance programs as a result of the changes to the models. As of January 2007, our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $280,000. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance protects us in the event of a “300-year storm”

(that is, a storm of a severity expected to occur once in a 300-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior). All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better except for Folksamerica, Montpelier Re, Endurance Re and Amlin Bermuda which are rated “A-” (Excellent). We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”) in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan’s exposure to catastrophe losses has increased and as a result the FAIR Plan has decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2006, the FAIR Plan purchased $455,000 of catastrophe reinsurance for property losses in excess of $180,000. At December 31, 2006, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

Management determines the Company’s loss and LAE reserves estimate based upon the analysis of the Company’s actuaries. A reasonable estimate is derived by selecting a point estimate within a range of indications as calculated by the Company’s actuaries using generally accepted actuarial techniques. The key assumption in most actuarial analysis is that past patterns of frequency and severity will repeat in the future, unless a significant change in the factors described above takes place. Our key factors and resulting assumptions are the ultimate frequency and severity of claims, based upon the most recent ten years of claims reported to the Company, and the data CAR reports to us to calculate our share of the residual market, as of the date of the applicable balance sheet. For each accident year and each coverage within a line of business our actuaries calculate the ultimate losses incurred. Our total reserves are the difference between the ultimate losses incurred and the cumulative loss and loss adjustment payments made to date. Our IBNR reserves are calculated as the difference between our total reserves and the outstanding case reserves at the end of the accounting period. To determine ultimate losses our actuaries calculate a range of indications and select a point estimation using such actuarial techniques as:

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $327,472 to $377,497 as of December 31, 2006, as compared to a range of $332,266 to $382,506 for 2005. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. The companies selected point estimate of net loss and LAE reserves based upon the analysis of the company’s actuaries was $370,980 as of December 31, 2006, as compared to $370,166 for 2005.

The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2006 and December 31, 2005.

Range of Net Reserves for Losses and LAE as of December 31, 2006

Line of Business	Low	Recorded	High
Private passenger automobile	$240,371	$274,889	$276,195
Commercial automobile	48,306	53,340	56,262
Homeowners	29,086	31,048	31,782
All other	9,709	11,703	13,258
Total	$327,472	$370,980	$377,497

Range of Net Reserves for Losses and LAE as of December 31, 2005

Line of Business	Low	Recorded	High
Private passenger automobile	$253,277	$278,415	$288,410
Commercial automobile	47,135	51,946	52,772
Homeowners	25,185	30,745	31,750
All other	6,669	9,060	9,574
Total	$332,266	$370,166	$382,506

The following tables present our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31, 2006 and December 31, 2005.

	December 31, 2006
Line of Business	Case	IBNR	Total
Private passenger automobile	$207,645	$10,371	$218,016
CAR assumed private passenger auto	34,424	22,449	56,873
Commercial automobile	29,229	6,566	35,795
CAR assumed commercial automobile	12,606	4,939	17,545
Homeowners	15,844	5,426	21,270
FAIR Plan assumed homeowners	5,651	4,127	9,778
All other	5,303	6,400	11,703
Total net reserves for losses and LAE	$310,702	$60,278	$370,980

	December 31, 2005
Line of Business	Case	IBNR	Total
Private passenger automobile	$196,009	$15,318	$211,327
CAR assumed private passenger auto	43,509	23,579	67,088
Commercial automobile	29,361	7,621	36,982
CAR assumed commercial automobile	6,700	8,264	14,964
Homeowners	16,194	7,303	23,497
FAIR Plan assumed homeowners	3,492	3,756	7,248
All other	3,649	5,411	9,060
Total net reserves for losses and LAE	$298,914	$71,252	$370,166

For our private passenger automobile, commercial automobile and homeowners lines of business as of December 31, 2006 and 2005, due to the relatively long time we have been writing these lines of insurance, and our stable long-term trends in frequency and severity, the range of reserves is relatively narrow. We recorded reserves slightly higher than the mid-point of the range.

For our all other lines of business as of December 31, 2006 and 2005, due to the relatively short time we have been writing these lines of business, the sparse amount of data and the resulting immature history available for our analysis, the range of reserves are relatively wide. We recorded reserves closer to the high of the range of projections.

Our IBNR reserves for CAR assumed private passenger and commercial automobile business are 39.5% and 28.2% respectively of our total reserves for CAR assumed private passenger and commercial automobile business as of December 31, 2006 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves.

The following tables present information by line of business for our total net reserves and the corresponding direct less ceded (retained) reserves and assumed reserves as of December 31, 2006 and December 31, 2005.

Net Reserves for Losses and LAE as of December 31, 2006

Line of Business	Direct less Ceded	Assumed	Net
Private passenger automobile	$218,016
CAR assumed private passenger automobile		$56,873
Net private passenger automobile			$274,889
Commercial automobile	35,795
CAR assumed commercial automobile		17,545
Net commercial automobile			53,340
Homeowners	21,270
FAIR Plan assumed homeowners		9,778
Net homeowners			31,048
All other	11,703	—	11,703
Total net reserves for losses and LAE	$286,784	$84,196	$370,980

Net Reserves for Losses and LAE as of December 31, 2005

Line of Business	Direct less Ceded	Assumed	Net
Private passenger automobile	$211,327
CAR assumed private passenger automobile		$67,088
Net private passenger automobile			$278,415
Commercial automobile	36,982
CAR assumed commercial automobile		14,964
Net commercial automobile			51,946
Homeowners	23,497
FAIR Plan assumed homeowners		7,248
Net homeowners			30,745
All other	9,060	—	9,060
Total net reserves for losses and LAE	$280,866	$89,300	$370,166

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

We receive a Settlement of Balances report from CAR that reports our share of CAR premium, losses and LAE, on a lagged basis, seventy-five days after the end of every quarter. CAR-published financial data is always at least one quarter behind the financial data we report. For example, when we reported our financial results for the year ended December 31, 2006, we had nine months of reported 2006 CAR financial data, and we had to estimate and record as IBNR reserves what CAR would report to us for the last three months of the year.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the year ended December 31, 2006, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $6,249. Each 1 percentage-point change in the loss and loss expense ratio would have a $4,062 effect on net income, or $0.25 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our direct minus ceded loss and LAE reserves and net income for the year ended December 31, 2006. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	–1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile direct minus ceded loss and LAE reserves
–1 percent change in severity
Estimated decrease in reserves	$(4,360)	$(2,180)	$—
Estimated increase in net income	2,834	1,417	—
No change in severity
Estimated (decrease) increase in reserves	(2,180)	—	2,180
Estimated increase (decrease) in net income	1,417	—	(1,417)
+1 percent change in severity
Estimated increase in reserves	—	2,180	4,360
Estimated decrease in net income	—	(1,417)	(2,834)
Commercial automobile direct minus ceded loss and LAE reserves
–1 percent change in severity
Estimated decrease in reserves	(716)	(358)	—
Estimated increase in net income	465	233	—
No change in severity
Estimated (decrease) increase in reserves	(358)	—	358
Estimated increase (decrease) in net income	233	—	(233)
+1 percent change in severity
Estimated increase in reserves	—	358	716
Estimated decrease in net income	—	(233)	(465)
Homeowners direct minus ceded loss and LAE reserves
–1 percent change in severity
Estimated decrease in reserves	(425)	(213)	—
Estimated increase in net income	277	138	—
No change in severity
Estimated (decrease) increase in reserves	(213)	—	213
Estimated increase (decrease) in net income	138	—	(138)
+1 percent change in severity
Estimated increase in reserves	—	213	425
Estimated decrease in net income	—	(138)	(277)
All other direct minus ceded loss and LAE reserves
–1 percent change in severity
Estimated decrease in reserves	(234)	(117)	—
Estimated increase in net income	152	76	—
No change in severity
Estimated (decrease) increase in reserves	(117)	—	117
Estimated increase (decrease) in net income	76	—	(76)
+1 percent change in severity
Estimated increase in reserves	—	117	234
Estimated decrease in net income	—	(76)	(152)

Our estimated share of CAR loss and LAE reserves is based on assumptions about our Participation Ratio, the size of CAR, and the resulting deficit (similar assumptions apply with respect to the FAIR Plan). Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our CAR reserves. Each of our assumptions could have a reasonably possible range of plus or minus 5 percentage-points for each estimation. The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2006. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Estimation	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(569)	$—	$569
Estimated increase (decrease) in net income	370	—	(370)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(175)	—	175
Estimated increase (decrease) in net income	114	—	(114)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(98)	—	98
Estimated increase (decrease) in net income	64	—	(64)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. The Company’s prior year reserves decreased by $42,747, $39,620 and $6,778 for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2006, 2005 and 2004. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses were actually reported, booked, or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

Prior Year Net Loss and LAE Reserve Development Summary

	For the years ended December 31,
Accident Year	2006	2005	2004
1996 & Prior	$(110)	$(11)	$(129)
1997	(3)	(5)	(11)
1998	(28)	7	(504)
1999	(208)	(892)	(12)
2000	238	(276)	1,588
2001	(2,159)	(317)	2,495
2002	(2,292)	(3,489)	(304)
2003	(6,029)	(7,155)	(9,901)
2004	(11,627)	(27,482)	—
2005	(20,529)	—	—
All Prior Years	$(42,747)	$(39,620)	$(6,778)

The decrease in prior year reserves during the 2006 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is composed primarily of a reduction of $23,945 in the Company’s retained automobile reserves and a reduction of $14,006 in CAR assumed reserves. The decrease in prior year reserves during the 2005 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is composed primarily of a reduction of $22,162 in CAR assumed reserves and a reduction of $14,600 in the Company’s retained automobile reserves. The decrease in prior year reserves during the 2004 period is composed primarily of a reduction of $6,854 in CAR assumed reserves, a reduction of $2,523 in our homeowners line of business, and an increase of $2,928 in the Company’s retained automobile reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2006.

Prior Year Net Loss and LAE Reserve Development Summary

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1996 & prior	$(39)	$(71)	$—	$—	$(110)
1997	(3)	—	—	—	(3)
1998	(17)	(11)	—	—	(28)
1999	(81)	(129)	2	—	(208)
2000	(159)	85	303	9	238
2001	(1,862)	(172)	(112)	(13)	(2,159)
2002	(1,174)	(692)	(355)	(71)	(2,292)
2003	(4,103)	(1,319)	(542)	(65)	(6,029)
2004	(7,759)	(2,733)	(1,036)	(99)	(11,627)
2005	(15,984)	(1,728)	(2,376)	(441)	(20,529)
All prior years	$(31,181)	$(6,770)	$(4,116)	$(680)	$(42,747)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of direct minus ceded reserves for losses and LAE for the year ended December 31, 2006; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

Prior Year Net Direct minus Ceded Loss and LAE Reserve Development Summary

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1996 & prior	$(39)	$(71)	$—	$—	$(110)
1997	(3)	—	—	—	(3)
1998	(17)	(1)	—	—	(18)
1999	(81)	(103)	—	—	(184)
2000	(159)	101	300	9	251
2001	(1,706)	(189)	(98)	(13)	(2,006)
2002	(859)	(708)	(320)	(71)	(1,958)
2003	(3,510)	(1,190)	(476)	(65)	(5,241)
2004	(3,719)	(2,530)	(860)	(99)	(7,208)
2005	(7,722)	(1,439)	(1,976)	(441)	(11,578)
All prior years	$(17,815)	$(6,130)	$(3,430)	$(680)	$(28,055)

The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the year ended December 31, 2006.

Prior Year assumed Loss and LAE Reserve Development Summary

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1996 & prior	$—	$—	$—	$—	$—
1997		—	—	—	—
1998	—	(10)	—	—	(10)
1999	—	(26)	2	—	(24)
2000	—	(16)	3	—	(13)
2001	(156)	17	(14)	—	(153)
2002	(315)	16	(35)	—	(334)
2003	(593)	(129)	(66)	—	(788)
2004	(4,040)	(203)	(176)	—	(4,419)
2005	(8,262)	(289)	(400)	—	(8,951)
All prior years	$(13,366)	$(640)	$(686)	$—	$(14,692)

Our private passenger automobile line of business prior year reserves decreased by $31,181 for the year ended December 31, 2006. The decrease was primarily due to reductions in our retained private passenger automobile reserves for the 2005, 2004 and 2003 accident years by $7,722, $3,719 and $3,510, respectively, primarily due to better than previously estimated severity on our established bodily injury and property damage case reserves and fewer IBNR claims than previously estimated. In addition, the decrease was due to improved assumed CAR results for the private passenger automobile pool for the 2005 accident year of $8,262 and for the 2004 accident year of $4,040. The improved CAR results were due primarily to improved CAR private passenger loss ratios for 2005 and 2004 as published and reported by the CAR Loss Reserving Committee at the December 4, 2006 meeting, as compared to the published results at the September 6, 2006 meeting.

Our commercial automobile line of business prior year reserves decreased by $6,770 for the year ended December 31, 2006. The decrease was primarily due to more favorable commercial automobile bodily injury severity than previously estimated for the 2005, 2004 and 2003 accident years and fewer IBNR claims than previously estimated.

Our Homeowners line of business prior year reserves decreased by $4,116 for the year ended December 31, 2006, primarily as a result of improved severity on our established case reserves for 2005 and 2004 related to our retained homeowners business.

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

Results of Operations

The following table shows certain of our selected financial results:

	For the Year Ended December 31,
	2006	2005	2004
Direct written premiums	$629,511	$649,113	$628,295
Net written premiums	620,908	632,836	618,923
Net earned premiums	624,933	622,831	592,292
Net investment income	40,293	31,573	27,259
Net realized gains on investments	358	305	1,274
Finance and other service income	15,128	16,748	15,615
Total revenue	680,712	671,457	636,440
Loss and loss adjustment expenses	353,906	385,593	425,061
Underwriting, operating and related expenses	162,220	146,669	145,075
Interest expenses	86	948	672
Total expenses	516,212	533,210	570,808
Income before income taxes	164,500	138,247	65,632
Income tax expense	52,559	43,065	20,642
Net income	$111,941	$95,182	$44,990

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Direct Written Premiums.   Direct written premiums for the year ended December 31, 2006, decreased by $19,602, or 3.0% to $629,511 from $649,113 for 2005. The 2006 decrease occurred primarily in our personal automobile line, which experienced a 6.8% decrease in average written premium and a 1.0% decrease in written exposures. Offsetting these results, our commercial automobile line’s average written premium increased by 13.2% with a 12.3% increase in written exposures. Our homeowners line average written premium increased by 5.7% with a 0.3% decrease in written exposures.

Net Written Premiums.   Net written premiums for the year ended December 31, 2006, decreased by $11,928 or 1.9% to $620,908 from $632,836 for 2005. This was primarily due to the factors that decreased direct written premiums offset with a decrease in premiums ceded to CAR.

Net Earned Premiums.   Net earned premiums for the year ended December 31, 2006, increased by $2,102, or 0.3%, to $624,933 from $622,831 for 2005, primarily due to a decrease in premiums ceded to CAR.

Net Investment Income.   Investment income for the year ended December 31, 2006, was $40,293 compared to $31,573 for 2005, an increase of 27.6%. Average cash and investment securities (at amortized cost) increased by $80,780, or 9.6%, to $917,980 for the year ended December 31, 2006, from $837,200 for 2005. The net effective yield on the investment portfolio increased to 4.4% during the year ended December 31, 2006, compared to 3.8% during 2005. Our duration increased to 4.6 years at December 31, 2006, from 3.2 years at December 31, 2005.

Net Realized Gains on Investments.   Net realized gains on investments increased to $358 for the year ended December 31, 2006 from $305 for 2005.

The gross unrealized appreciation (depreciation) of investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, was as follows:

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$185,390	$929	$(2,883)	$183,436
Obligations of states and political subdivisions	429,888	6,485	(2,014)	434,359
Asset-backed securities(1)	180,294	339	(2,022)	178,611
Corporate and other securities	140,962	853	(1,941)	139,874
Subtotal, fixed maturity securities	936,534	8,606	(8,860)	936,280
Equity securities	4,038	287	—	4,325
Totals	$940,572	$8,893	$(8,860)	$940,605

(1)          Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $175,394 at amortized cost and $173,539 at fair value as of December 31, 2006. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

As of December 31, 2006, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s of Baa or higher, except the few securities not rated by Moody’s which received Standard & Poor’s ratings of A- or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	December 31, 2006
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$183,436	19.6%
Aaa/Aa	584,191	62.4
A	106,092	11.3
Baa	39,845	4.3
Not rated (Standard & Poor’s rating of A- or higher)	22,716	2.4
Total	$936,280	100.0%

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

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2006.

	As of December 31, 2006
	Less than 12 Months		12 Months or More		Total
	EstimatedFair Value	Unrealized Losses	EstimatedFair Value	Unrealized Losses	EstimatedFair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$5,850	$82	$104,796	$2,801	$110,646	$2,883
Obligations of states and political subdivisions	12,423	43	107,904	1,971	120,327	2,014
Asset-backed securities	62,362	537	74,521	1,485	136,883	2,022
Corporate and other securities	46,132	778	57,118	1,163	103,250	1,941
Total temporarily impaired securities	$126,767	$1,440	$344,339	$7,420	$471,106	$8,860

The unrealized losses recorded on the fixed maturity investment portfolio at December 31, 2006 resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

Of the $8,860 gross unrealized losses as of December 31, 2006, $4,897 relates to fixed maturity obligations of U.S. government agencies and obligations of states and political subdivisions. The remaining $3,963 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate and other fixed maturity securities.

During the years ended December 31, 2006 and 2005, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities

Finance and Other Service Income.   Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the year ended December 31, 2006, was $15,128 compared to $16,748 for the 2005 period. The decrease was primarily due to the decreases in direct premiums written..

Losses and Loss Adjustment Expenses.   Losses and loss adjustment expenses incurred for the year ended December 31, 2006, decreased by $31,687 or 8.2%, to $353,906 from $385,593 for the comparable 2005 period. Our GAAP loss ratio for the year ended December 31, 2006, decreased to 56.6% compared to 61.9% for the comparable 2005 period. Our GAAP loss ratio excluding loss adjustment expenses for the year ended December 31, 2006, decreased to 49.2% from 54.9% for the comparable 2005 period. The loss ratio improved as a result of a decrease in personal and commercial automobile bodily injury and physical damage claim frequency due in part to very favorable weather in 2006 and an increase in favorable development in our personal and commercial automobile and homeowners lines prior years results. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2006 was $42,747 compared to prior year favorable development of $39,620 for the comparable 2005 period.

Underwriting, Operating and Related Expenses.   Underwriting, operating and related expense for the year ended December 31, 2006 increased by $15,551, or 10.6%, to $162,220 from $146,669 for the comparable 2005 period. Our GAAP expense ratios for the year ended December 31, 2006, increased to 26.0% compared to 23.5% for the comparable 2005 period. The increase was primarily due to higher accrued agents’ contingent commissions and higher 2006 policy year mandated personal automobile commissions. The increase in accrued agents’ contingent commissions was due to the improved underwriting results for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Interest Expenses.   Interest expense for the year ended December 31, 2006 was $86 compared to $948 for the comparable 2005 period due to the pay down of the balance outstanding under our credit facility of $19,956 on December 8, 2005.

Income Tax Expense.   Our effective tax rates were 32.0% and 31.2% for the years ended December 31, 2006 and 2005, respectively.  These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income and a $1,161 tax benefit recorded as a reduction to income tax expense for the year ended December 31, 2005. This tax benefit represents a reduction in federal income tax reserves for tax years 2001 through 2003 during 2005 upon completion of an examination of the Company’s federal income tax returns for the tax periods ended December 31, 2003, 2002, and 2001 by the Internal Revenue Service.

Net Income.   Net income for the year ended December 31, 2006 increased by $16,759, or 17.6%, to $111,941 from $95,182 for the comparable 2005 period. This increase was primarily due to the decrease in the loss ratio and improved investment  results as discussed above.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Direct Written Premiums.   Direct written premiums for the year ended December 31, 2005, increased by $20,818, or 3.3% to $649,113 from $628,295 for 2004. The 2005 increase occurred primarily in our personal automobile line, which experienced a 0.1% increase in average written premium and a 2.4% increase in written exposures. In addition, our commercial automobile line’s average written premium decreased by 0.3%, with a 7.6% increase in written exposures. Our homeowners line average written premium increased by 7.3%, with a 2.9% decrease in written exposures.

Net Written Premiums.   Net written premiums for the year ended December 31, 2005, increased by $13,913 or 2.2% to $632,836 from $618,923 for 2004. This was primarily due to the factors that increased direct written premiums combined with a decrease in premiums ceded to CAR.

Net Earned Premiums.   Net earned premiums for the year ended December 31, 2005, increased by $30,539, or 5.2%, to $622,831 from $592,292 for 2004. This was primarily due to the factors that increased direct written premiums combined with a decrease in premiums ceded to CAR.

Net Investment Income.   Investment income for the year ended December 31, 2005, was $31,573 compared to $27,259 for 2004. Average cash and investment securities (at amortized cost) increased by $102,624, or 14.0%, to $837,200 for the year ended December 31, 2005, from $734,576 for 2004 due to a $72,871 increase in average cash and a $29,753 increase in average securities. Net effective yield on the investment portfolio remained relatively unchanged at 3.8% during the year ended December 31, 2005, compared to 3.7% during 2004. Our duration decreased to 3.2 years at December 31, 2005, from 3.4 years at December 31, 2004.

Net Realized Gains on Investments.   Net realized gains on investments decreased to $305 for the year ended December 31, 2005, from $1,274 for 2004.

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

As of December 31, 2005, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s Investors Service, Inc. (“Moody’s”) of Baa or higher, except the few securities not rated by Moody’s which received Standard & Poor’s ratings of A- or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

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

The unrealized losses recorded on the fixed maturity investment portfolio at December 31, 2005, resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in value are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

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

Losses and Loss Adjustment Expenses.   Losses and loss adjustment expenses incurred for the year ended December 31, 2005, decreased by $39,468, or 9.3%, to $385,593 from $425,061 for the comparable 2004 period. Our GAAP loss ratio for the year ended December 31, 2005, decreased to 61.9% compared to 71.8% for the comparable 2004 period. Our GAAP loss ratio excluding loss adjustment expenses for the year ended December 31, 2005, decreased to 54.9% from 64.6% for the comparable 2004 period. The loss ratio improved as a result of favorable loss development of $22,162 in CAR assumed prior years reserves, favorable loss development of $14,600 in the Company’s prior years retained automobile reserves, a decrease in personal and commercial bodily injury claim frequency in our automobile lines of business, favorable loss development of $1,872 in FAIR Plan assumed prior years reserves, and favorable loss development of $986 in retained homeowners prior years reserves in 2005 compared to favorable loss development of $6,854 in CAR assumed prior years reserves, $2,523 in retained homeowner prior years reserves, $329 in FAIR Plan assumed prior years reserves, and an increase of $2,928 in the Company’s retained automobile prior years reserves in 2004.

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

Net Income.   Net income for the year ended December 31, 2005, increased by $50,192, or 111.6%, to $95,182 from $44,990 for the comparable 2004 period. This increase was primarily due to the increase in premiums and decrease in the loss ratio, as discussed above.

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

Net cash provided by operating activities was $101,227, $116,417, and $126,176 during the years ended December 31, 2006, 2005 and 2004, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $230,397 and $82,770 during the years ended December 31, 2006 and 2005, which resulted primarily from purchases of fixed maturities in excess of sales and maturities of fixed maturities. Net cash provided by investing activities was $7,820 during the year ended December 31, 2004, which resulted primarily from sales  and maturities of fixed maturities in excess of purchases of fixed maturities.

Net cash used for financing activities was $7,574, $26,293, and $4,607 during the years ended December 31, 2006, 2005, and 2004, respectively. Net cash used for financing activities is primarily comprised of dividend payments to shareholders during 2006 and 2004 and of the pay down of the revolving credit facility and dividend payments to shareholders in 2005.

Credit Facility

Safety has a $30,000 revolving credit facility with Citizens Bank of Massachusetts which expires on June 17, 2008. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.5% above the federal funds rate plus 1.5% per annum. Interest only is payable prior to maturity. The obligations of Safety under the credit facility are secured by pledges of Safety’s assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of December 31, 2006, we were in compliance with all such covenants.

We paid down the balance of $19,956 on December 8, 2005, and had no amounts outstanding on our credit facility at December 31, 2006 and 2005. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at December 31, 2006 and 2005.

Regulatory Matters

Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2006, the statutory surplus of Safety Insurance was $457,505, and its net income for 2006 was $110,075. As a result, a maximum of $110,075 is available in 2007 for such dividends without prior approval of the Division. During the year ended December 31, 2006, Safety Insurance recorded dividends to Safety of $7,859.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 15, 2007, our Board approved a quarterly cash dividend on our common stock of $0.25 per share payable on March 15, 2007 to shareholders of record on March 1, 2007. On November 3, 2006, our Board approved a quarterly cash dividend on our common stock of $0.25 per share, or $4,010, which was paid on December 15, 2006. On August 10, 2006, our Board approved a quarterly cash dividend on our common stock of $0.25 per share, or $4,003, which was paid on September 15, 2005. On May 5, 2006, our Board approved a quarterly cash dividend on our common stock of $0.18 per share, or $2,876, which was paid on June 15, 2006. On February 16, 2006, our Board approved a quarterly cash dividend on our common stock of $0.18 per share, or $2,844, which was paid on March 15, 2006. On November 3, 2005, our Board approved a quarterly cash dividend on our common stock of $0.18 per share, or $2,835, which was paid on December 15, 2005. On August 18, 2005, our Board approved a quarterly cash dividend on our common stock of $0.18 per share, or $2,832, which was paid on September 15, 2005. On May 19, 2005, our

Board approved a quarterly cash dividend on our common stock of $0.12 per share, or $1,881, which was paid on June 15, 2005. On February 17, 2005, our Board approved a quarterly cash dividend on our common stock of $0.12 per share, or $1,861, which was paid on March 15, 2005. We plan to continue to declare and pay quarterly cash dividends in 2007, depending on our financial position and the regularity of our cash flows.

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

Contractual Obligations

We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2006, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
	Within One Year	Two to Three Years	Four to Five Years	After five Years	Total
Loss and LAE reserves	$220,228	$197,755	$26,967	$4,494	$449,444
Capital lease obligations	39	—	—	—	39
Operating leases	3,073	3,263	105	8	6,449
Total contractual obligations	$223,340	$201,018	$27,072	$4,502	$455,932

As of December 31, 2006, the Company had loss and LAE reserves of $449,444, reinsurance recoverables of $78,464 and net loss and LAE reserves of $370,980. Our loss and LAE reserves are estimates as described in more detail under “Critical Accounting Policies and Estimates”. The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

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

Based upon the results of interest rate sensitivity analysis, the following table shows the interest rate risk of our investments in fixed maturities, including preferred stocks with characteristics of fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities).

	-100 Basis Point Change	No Change	+100 Basis Point Change
As of December 31, 2006
Estimated fair value	$980,493	$936,280	$890,038
Estimated increase (decrease) in fair value	$44,213	$—	$(46,242)
As of December 31, 2005
Estimated fair value	$740,163	$712,538	$684,924
Estimated increase (decrease) in fair value	$27,625	$—	$(27,614)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At December 31, 2006, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2007, assuming that all of such debt is outstanding for the entire year.

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

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SAFETY INSURANCE GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety Insurance Group, Inc.:

We have completed integrated audits of Safety Insurance Group, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Safety Insurance Group, Inc. at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

March 1, 2007

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2006	2005
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $936,534 and $713,930)	$936,280	$712,538
Equity securities, at fair value (cost: $4,038 and $1,895)	4,325	2,005
Total investment securities	940,605	714,543
Cash and cash equivalents	26,283	163,027
Accounts receivable, net of allowance for doubtful accounts	158,190	154,421
Accrued investment income	9,776	7,856
Taxes recoverable	1,781	318
Receivable from reinsurers related to paid loss and loss adjustment expenses	13,282	18,750
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	78,464	80,550
Ceded unearned premiums	33,042	37,174
Deferred policy acquisition costs	47,404	45,480
Deferred income taxes	16,868	18,120
Equity and deposits in pools	26,166	14,631
Other assets	3,887	2,805
Total assets	$1,355,748	$1,257,675
Liabilities
Loss and loss adjustment expense reserves	$449,444	$450,716
Unearned premium reserves	333,404	341,562
Accounts payable and accrued liabilities	48,666	44,372
Outstanding claims drafts	16,279	19,825
Payable to reinsurers	11,568	12,985
Capital lease obligations	39	266
Total liabilities	859,400	869,726
Commitments and contingencies (Note 6)
Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,096,004 and 15,787,947 shares issued and outstanding, respectively	161	158
Additional paid-in capital	129,785	120,451
Accumulated other comprehensive income (loss), net of taxes	21	(833)
Retained earnings	366,381	268,173
Total shareholders’ equity	496,348	387,949
Total liabilities and shareholders’ equity	$1,355,748	$1,257,675

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in thousands, except per share and share data)

	For the Years Ended December 31,
	2006	2005	2004
Net earned premiums	$624,933	$622,831	$592,292
Net investment income	40,293	31,573	27,259
Net realized gains on investments	358	305	1,274
Finance and other service income	15,128	16,748	15,615
Total revenue	680,712	671,457	636,440
Losses and loss adjustment expenses	353,906	385,593	425,061
Underwriting, operating and related expenses	162,220	146,669	145,075
Interest expenses	86	948	672
Total expenses	516,212	533,210	570,808
Income before income taxes	164,500	138,247	65,632
Income tax expense	52,559	43,065	20,642
Net income	$111,941	$95,182	$44,990
Earnings per weighted average common share:
Basic	$7.07	$6.11	$2.94
Diluted	$6.99	$5.97	$2.90
Cash dividends paid per common share	$0.86	$0.60	$0.44
Weighted average number of common shares outstanding:
Basic	15,838,335	15,578,039	15,315,877
Diluted	16,005,913	15,953,737	15,526,892

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands)

			Accumulated	Promissory
			Other	Notes
		Additional	Comprehensive	Receivable		Total
	Common	Paid-in	Income/(Loss),	From	Retained	Shareholders’
	Stock	Capital	Net of Taxes	Management	Earnings	Equity
Balance at December 31, 2003	$153	$111,074	$12,650	$(34)	$144,177	$268,020
Net income					44,990	44,990
Payments on promissory notes from management				34		34
Other comprehensive loss, net of deferred federal income taxes			(3,941)			(3,941)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	2	2,996				2,998
Dividends paid					(6,767)	(6,767)
Balance at December 31, 2004	155	114,070	8,709	—	182,400	305,334
Net income					95,182	95,182
Other comprehensive loss, net of deferred federal income taxes			(9,542)			(9,542)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	3	5,926				5,929
Tax contingency reserve adjustment		455				455
Dividends paid					(9,409)	(9,409)
Balance at December 31, 2005	158	120,451	(833)	—	268,173	387,949
Net income					111,941	111,941
Other comprehensive gain, net of deferred federal income taxes			854			854
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	3	9,334				9,337
Dividends paid					(13,733)	(13,733)
Balance at December 31, 2006	$161	$129,785	$21	$—	$366,381	$496,348

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Net income	$111,941	$95,182	$44,990
Other comprehensive gain (loss), net of taxes:
Change in unrealized holding gains, net of tax (benefit) expense of $585, $(5,031), and $(1,676)	1,087	(9,344)	(3,113)
Reclassification adjustment for gains included in net income, net of tax benefit of $(125), $(107), and $(446)	(233)	(198)	(828)
Unrealized gains (losses) on securities available for sale	854	(9,542)	(3,941)
Comprehensive income	$112,795	$85,640	$41,049

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$111,941	$95,182	$44,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	8,493	8,312	8,041
Provision (benefit) for deferred income taxes	792	(303)	(1,865)
Gains on sale of fixed assets	(23)	—	(4)
Net realized gains on investments	(358)	(305)	(1,274)
Changes in assets and liabilities:
Accounts receivable	(3,769)	(3,970)	(16,306)
Accrued investment income	(1,920)	(848)	216
Receivable from reinsurers	7,554	3,847	17,895
Ceded unearned premiums	4,132	6,228	(9,928)
Deferred policy acquisition costs	(1,924)	(2,561)	(2,742)
Other assets	(13,365)	8,883	4,717
Loss and loss adjustment expense reserves	(1,272)	(181)	67,346
Unearned premium reserves	(8,158)	3,776	36,559
Accounts payable and accrued liabilities	4,294	688	6,187
Payable to reinsurers	(1,417)	(4,005)	(28,348)
Other liabilities	(3,773)	1,674	692
Net cash provided by operating activities	101,227	116,417	126,176
Cash flows from investing activities:
Fixed maturities purchased	(355,158)	(155,647)	(101,281)
Equity securities purchased	(2,607)	(1,290)	(1,279)
Proceeds from sales of fixed maturities	113,564	63,365	103,043
Proceeds from maturities of fixed maturities	14,300	11,125	7,520
Proceed from sales of equity securities	485	443	245
Fixed assets purchased	(1,004)	(766)	(432)
Proceeds from sales of fixed assets	23	—	4
Net cash (used for) provided by investing activities	(230,397)	(82,770)	7,820
Cash flows from financing activities:
Payments on revolving credit facility	—	(19,956)	—
Payments on promissory notes from management	—	—	34
Proceeds and excess tax benefits from exercise of stock options	6,159	3,072	2,126
Dividends paid to shareholders	(13,733)	(9,409)	(6,767)
Net cash used for financing activities	(7,574)	(26,293)	(4,607)
Net (decrease) increase in cash and cash equivalents	(136,744)	7,354	129,389
Cash and cash equivalents, beginning of year	163,027	155,673	26,284
Cash and cash equivalents, end of year	$26,283	$163,027	$155,673
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$50,000	$44,776	$16,900
Interest	$77	$1,030	$785

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

1.                 Basis of Presentation

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company (“Safety P&C”), Whiteshirts Asset Management Corporation (“WAMC”), and Whiteshirts Management Corporation, which is WAMC’s holding company. All intercompany transactions have been eliminated.

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

The Company is a leading provider of personal lines property and casualty insurance focused exclusively on the Massachusetts market. The Company’s principal product line is private passenger automobile insurance, which accounted for 76.0% of its direct written premiums in 2006. The Company operates through its insurance company subsidiaries, Safety Insurance Company and Safety Indemnity Insurance Company (together with Safety P&C referred to as the “Insurance Subsidiaries”). In 2007, the Company intends to commence operations through Safety P&C, a third insurance company subsidiary formed in December 2006.

2.                 Summary of Significant Accounting Policies

Investments

Investments in fixed maturities available for sale, which include taxable and non-taxable bonds and redeemable preferred stocks, are reported at fair value. Investments in equity securities available for sale, which include interests in mutual funds, are reported at fair value. Fair values are derived from external market quotations. Unrealized gains or losses on fixed maturity and equity securities, reported at fair value, are excluded from earnings and reported in a separate component of shareholders’ equity, known as “Accumulated other comprehensive income (loss), net of taxes”, until realized. Realized gains or losses on the sale or maturity of investments are determined on the basis of the specific cost identification method. Fixed maturities and equity securities that experience declines in value that are other-than-temporary are written down to fair value with a corresponding charge to net realized losses on investments.

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

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

Accounts Receivable

Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are both billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2006 and 2005, these allowances were $153 and $220, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

Amounts that vary with and are primarily related to acquiring new and renewal business, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policies. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $97,274, $93,515 and $88,425 were charged to underwriting expenses for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Methods of depreciation and useful lives by asset category are as follows:

	Life	Depreciation Method
Automobiles	3 years	Straight-line
Data processing equipment	3-5 years	Double-declining balance
Equipment	5 years	Straight-line
Furniture and fixtures	7 years	Straight-line
Leasehold improvements	Over lease term	Straight-line

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

Ceded premiums are charged to income over the terms of the respective policies and the applicable term of the reinsurance contracts with third party reinsurers. Ceded unearned premiums represent the unexpired portion of premiums ceded to CAR and other reinsurers.

Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $17,335 and $20,437 at December 31, 2006 and 2005, respectively.

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

Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted EPS are calculated by dividing net income by the weighted average number of basic common shares outstanding and the net effect of potentially dilutive common shares. At December 31, 2006, 2005 and 2004, the Company’s potentially dilutive instruments were common shares under options of 373,996, 496,086 and 711,410, respectively, and common shares under restriction of 118,790, 94,417 and 70,271, respectively.

	For the Years Ended December 31,
	2006	2005	2004
Earnings per weighted average common share:
Basic	$7.07	$6.11	$2.94
Diluted	$6.99	$5.97	$2.90
Weighted average number of common shares outstanding:
Basic	15,838,335	15,578,039	15,315,877
Effect of dilutive securities
Stock options	126,235	351,681	196,655
Restricted stock	41,343	24,017	14,360
Weighted average number of common shares outstanding:
Diluted	16,005,913	15,953,737	15,526,892

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 186,225 anti-dilutive stock options for the year ended December 31, 2006 and no anti-dilutive stock options for the years ended December 31, 2005 and 2004.

Share-Based Compensation

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

See Note 5 for further information regarding share-based compensation.

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

Statutory Accounting Practices

The Company’s insurance subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Commonwealth of Massachusetts Division of Insurance (“the Division”). Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the Division, but allowed by the Division. See Note 12 for further information.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“FAS 155”). This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also adds clarity regarding interest-only strips and principal-only strips that are not subject

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

to the requirements of Statement No. 133, and requires companies to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments containing an embedded derivative that requires bifurcation. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe FAS 155 will have a material impact on its consolidated results of operations or financial position.

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

3.                 Investments

The gross unrealized appreciation (depreciation) of investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, was as follows:

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$185,390	$929	$(2,883)	$183,436
Obligations of states and political subdivisions	429,888	6,485	(2,014)	434,359
Asset-backed securities(1)	180,294	339	(2,022)	178,611
Corporate and other securities	140,962	853	(1,941)	139,874
Subtotal, fixed maturity securities	936,534	8,606	(8,860)	936,280
Equity securities	4,038	287	—	4,325
Totals	$940,572	$8,893	$(8,860)	$940,605

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$127,764	$142	$(2,686)	$125,220
Obligations of states and political subdivisions	321,250	4,385	(3,026)	322,609
Asset-backed securities(1)	124,531	293	(1,349)	123,475
Corporate and other securities	140,385	2,309	(1,460)	141,234
Subtotal, fixed maturity securities	713,930	7,129	(8,521)	712,538
Equity securities	1,895	110	—	2,005
Totals	$715,825	$7,239	$(8,521)	$714,543

(1)          Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $175,394 and $117,766 at amortized cost and $173,539 and $115,284 at fair value as of December 31, 2006 and 2005, respectively. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, at December 31, 2006, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006
	Amortized Cost	Estimated Fair Value
Due in one year or less	$24,777	$24,589
Due after one year through five years	168,560	167,133
Due after five years through ten years	160,460	160,940
Due after ten years through twenty years	214,737	218,783
Due after twenty years	12,312	12,685
Asset-backed securities	355,688	352,150
Totals	$936,534	$936,280

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

The gross realized gains (losses) on sales of fixed maturities and equity securities were as follows for the periods indicated:

	For the Years Ended December 31,
	2006	2005	2004
Gross realized gains
Fixed maturity securities	$1,058	478	1,535
Equity securities	31	12	2
Gross realized losses
Fixed maturity securities	(722)	(185)	(263)
Equity securities	(9)	0	0
Net realized gains on investments	$358	$305	$1,274

Proceeds from fixed maturities maturing were $14,300, $11,125, and $7,520 for the years ended December 31, 2006, 2005, and 2004, respectively.

The following tables illustrate the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also illustrate the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$5,850	$82	$104,796	$2,801	$110,646	$2,883
Obligations of states and political subdivisions	12,423	43	107,904	1,971	120,327	2,014
Asset-backed securities	62,362	537	74,521	1,485	136,883	2,022
Corporate and other securities	46,132	778	57,118	1,163	103,250	1,941
Total temporarily impaired securities	$126,767	$1,440	$344,339	$7,420	$471,106	$8,860

	As of December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$52,119	$581	$65,746	$2,105	$117,865	$2,686
Obligations of states and political subdivisions	53,872	872	97,361	2,154	151,233	3,026
Asset-backed securities	54,816	526	37,560	823	92,376	1,349
Corporate and other securities	38,830	603	31,707	857	70,537	1,460
Total temporarily impaired securities	$199,637	$2,582	$232,374	$5,939	$432,011	$8,521

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

The Company’s investment portfolio included 222 securities in an unrealized loss position at December 31, 2006. The Company’s methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow for recovery of its costs.

As of December 31, the Company’s fixed income securities portfolio was comprised entirely of investment grade securities as defined by Moody’s Investor Services, Inc., Standard and Poor’s, or the Securities Valuation Office of the National Association of Insurance Commissioners. The unrealized losses recorded on the fixed maturity investment portfolio at December 31, 2006, resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as the Company has the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

During the years ended December 31, 2006, 2005 and 2004, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

Net Investment Income

The components of net investment income were as follows:

	For the Years Ended December 31,
	2006	2005	2004
Interest and dividends on fixed maturities	$38,875	$28,201	$27,161
Dividends on equity securities	163	44	23
Interest on cash and cash equivalents	2,466	4,400	1,078
Total investment income	41,504	32,645	28,262
Investment expenses	1,211	1,072	1,003
Net investment income	$40,293	$31,573	$27,259

4.                 Equipment and Leasehold Improvements

At December 31, 2006 and 2005, the Company held equipment and leasehold improvements with a carrying value of $1,196 and $1,041, which is net of accumulated depreciation of $2,638 and $1,881, respectively. Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $850, $699 and $767, respectively.

5.                 Employee Benefit Plans

The Safety Insurance 401(k) Retirement Plan

The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the “Retirement Plan”). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan, and is

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

allowed to contribute on a pre-tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant’s base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $1,661, $1,066 and $1,074 for the years ended December 31, 2006, 2005 and 2004, respectively.

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options (“NQSOs”), incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

On March 10, 2006, the Board of Directors (“Board”) of the Company approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes. A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. Under the Incentive Plan, as amended, the maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. At December 31, 2006, there were 1,289,991 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

Grants made under the Incentive Plan are as follows:

			Exercise
Type of		Number of	Price(1) or
Equity		Awards	Fair Value(2)
Awarded	Effective Date	Granted	per Share	Vesting Terms	Expiration Date
NQSOs	November 27, 2002	379,000	$12.00(1)	5 years, 20% annually	November 27, 2012
NQSOs	February 20, 2003	99,000	$13.30(1)	5 years, 20% annually	February 20, 2013
NQSOs	March 31, 2003	292,000	$13.03(1)	3 years, 30%-30%-40%	March 31, 2013
NQSOs	August 21, 2003	10,000	$15.89(1)	5 years, 20% annually	August 21, 2013
NQSOs	March 25, 2004	111,000	$18.50(1)	5 years, 20% annually	March 25, 2014
RS	March 25, 2004	70,271	$18.50(2)	3 years, 30%-30%-40%	N/A
NQSOs	August 30, 2004	10,000	$21.40(1)	5 years, 20% annually	August 30, 2014
NQSOs	March 16, 2005	78,000	$35.23(1)	5 years, 20% annually	March 16, 2015
RS	March 16, 2005	56,770	$35.23(2)	3 years, 30%-30%-40%	N/A
RS	March 16, 2005	4,000	$35.23(2)	No vesting period(3)	N/A
NQSOs	March 10, 2006	126,225	$42.85(1)	5 years, 20% annually	March 10, 2016
RS	March 10, 2006	58,342	$42.85(2)	3 years, 30%-30%-40%	N/A
RS	March 10, 2006	4,000	$42.85(2)	No vesting period(3)	N/A

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

Stock Options

The following table summarizes stock option activity under the Incentive Plan.

	2006		2005		2004
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Option	Exercise Price	Option	Exercise Price	Option	Exercise Price
Outstanding at beginning of year	496,086	$17.04	711,410	$13.60	771,000	$12.59
Granted during the year	126,225	42.85	78,000	35.23	121,000	18.74
Forfeited during the year	(2,600)	27.07	(54,656)	16.38	(10,800)	16.19
Exercised during the year	(245,715)	14.23	(238,668)	12.87	(169,790)	12.52
Outstanding at end of year	373,996	27.53	496,086	17.04	711,410	13.60
Exercisable at end of year	26,275	$17.82	49,640	$13.98	134,690	$12.62

At December 31, 2006, the aggregate intrinsic value of outstanding shares under option was $8,668 with a weighted average remaining contractual term of 7.7 years. At December 31, 2006, the aggregate intrinsic value of outstanding shares under option and exercisable was $864 with a weighted average remaining contractual term of 6.7 years. Aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company’s closing stock price of $50.71 on December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at December 31, 2006, $12.00 to $35.23 at December 31, 2005 and $12.00 to $21.40 at December 31, 2004. The weighted average grant-date fair value of options granted during the twelve months ended December 31, 2006, 2005 and 2004 was estimated at $16.05, $12.62 and $5.13, respectively. The total intrinsic value of options exercised during the twelve months ended December 31, 2006, 2005 and 2004 was $8,963, $6,563 and $3,193, respectively.

Cash received from options exercised was $3,497, $3,072, and $2,126 for the years ended December 31, 2006, 2005, and 2004, respectively.

A summary of the status of non-vested options as of December 31, 2006, is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Non-vested at January 1, 2006	446,446	$17.39
Granted during the year	126,225	42.85
Vested during the year	(222,350)	14.71
Forfeited during the year	(2,600)	27.07
Non-vested at December 31, 2006	347,721	$28.27

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

As of December 31, 2006, there was $2,265 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 3.4 years.

As a result of adopting FAS 123R on January 1, 2006, the Company’s net income for the twelve months ended December 31, 2006 was lowered by $554, net of income tax benefit of $299. The impact on basic and diluted EPS for the twelve months ended December 31, 2006 was a reduction of $0.04 and $0.03 per share.

FAS 123R requires the disclosure of pro forma information for periods prior to adoption. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to these stock options.

	For the Years Ended December 31,
	2005	2004
Net income, as reported	$95,182	$44,990
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(537)	(457)
Pro forma net income	$94,645	$44,533
Earnings per weighted average share:
Basic—as reported	$6.11	$2.94
Basic—pro forma	$6.08	$2.91
Diluted—as reported	$5.97	$2.90
Diluted—proforma	$5.95	$2.90

The fair value of stock options used to compute both pro forma and actual net income and earnings per share disclosures for the years ended December 31, 2006, 2005 and 2004 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

For the Years Ended December 31,
	2006	2005	2004
Expected dividend yield	1.36% - 2.52%	1.36% - 2.52%	1.87% - 2.52%
Expected volatility	0.20 - 0.36	0.20 - 0.31	0.20 - 0.31
Risk-free interest rate	3.23% - 4.76%	3.23% - 4.35%	3.23% - 4.07%
Expected holding period	6.5-7 years	7 years	7 years

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

The following table summarizes restricted stock activity under the Incentive Plan.

	2006		2005		2004
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	98,417	$27.77	70,271	$18.50	—	$—
Granted during the year	62,342	42.85	60,770	35.23	70,271	18.50
Forfeited during the year	—	—	(11,543)	27.55	—	—
Vested and unrestricted during the year	(33,969)	25.97	(21,081)	18.50	—	—
Outstanding at end of year	126,790	$35.67	98,417	$27.77	70,271	$18.50

As of December 31, 2006, there was $2,829 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.4 years. The total fair value of the shares that were vested and unrestricted during the twelve months ended December 31, 2006 was $882. For the years ended December 31, 2006, 2005 and 2004, the Company recorded compensation expense related to restricted stock of $1,146, $586 and $195 net of income tax benefits of $617, $316 and $105, respectively.

6.                 Commitments and Contingencies

Lease Commitments

The Company has various noncancelable long-term operating leases. The approximate minimum annual rental payments due under these lease agreements as of December 31, 2006 are as follows:

2007	$3,073
2008	3,128
2009	135
2010	60
2011 and after	53
Total minimum lease payments	$6,449

Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense was $3,147, $3,042 and $2,826 for the years ended December 31, 2006, 2005 and 2004, respectively. All leases expire prior to 2013. The Company expects that in the normal course of business, leases that expire will be renewed.

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

Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund (“Insolvency Fund”). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer. In 2006, the Company received notice of assessments from the Insolvency Fund amounting to $464 which it expensed for the year ended December 31, 2006. In 2005 the Company received a refund of prior years’ assessments from the Insolvency Fund of $50, which was credited for the year ended December 31, 2005. In 2004, the Company received notice of assessments from the Insolvency Fund amounting to $2,538 which it expensed for the year ended December 31, 2004.

It is anticipated that there will be additional assessments from time to time relating to various insolvencies. Although the timing and amounts of any future assessments are not known, based upon existing knowledge, management’s opinion is that such future assessments will not have a material effect upon the financial position of the Company.

7.                 Debt

Secured Revolving Credit Facility

The Company has a $30,000 revolving credit facility with Citizens Bank of Massachusetts which expires on June 17, 2008. Loans under the credit facility bear interest at the Company’s option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.5% above the federal funds rate plus 1.5% per annum. Interest only is payable prior to maturity. The obligations of the Company under the credit facility are secured by pledges of the Company’s assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of the Company. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of December 31, 2006, the Company was in compliance with all such covenants.

The Company paid down the balance of $19,956 on December 8, 2005, and had no amounts outstanding on its credit facility at December 31, 2006, and at December 31, 2005. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at December 31, 2006 and December 31, 2005.

Capital Lease Obligation

During 2003, the Company entered in to a three-year term lease agreement to finance the acquisition of new equipment. Minimum payments due under this capital lease obligation as of December 31, 2006 are $39.

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

The Company incurred interest expense of $86, $948 and $672 for the years ended December 31, 2006, 2005 and 2004, respectively, related to all current outstanding obligations during these periods.

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

The Company is subject to concentration of credit risk with respect to reinsurance ceded to CAR. At December 31, 2006 and 2005, respectively, reinsurance receivables on paid and unpaid loss and LAE  with a carrying value of $77,246 and $84,099 and ceded unearned premiums of $29,937 and $32,186 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company’s participation in CAR resulted in assumed net losses of $4,753, $5,771 and $39,038 for the years ended December 31, 2006, 2005 and 2004, respectively.

CAR is, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement applies to the Company.

The effect of reinsurance on net written and earned premiums and losses and LAE is as follows:

	For the Years Ended December 31,
	2006	2005	2004
Written Premiums
Direct	$629,511	$649,113	$628,295
Assumed	68,934	66,772	86,505
Ceded	(77,537)	(83,049)	(95,877)
Net written premiums	$620,908	$632,836	$618,923
Premiums Earned
Direct	$636,953	$638,142	$599,608
Assumed	69,650	73,966	78,634
Ceded	(81,670)	(89,277)	(85,950)
Net premiums earned	$624,933	$622,831	$592,292
Loss and LAE
Direct	$368,933	$411,184	$434,053
Assumed	52,247	57,546	94,136
Ceded	(67,274)	(83,137)	(103,128)
Net loss and LAE	$353,906	$385,593	$425,061

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

9.                 Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE as shown in the Company’s consolidated financial statements for the years indicated:

	For the Years Ended December 31,
	2006	2005	2004
Reserves for losses and LAE, beginning of year	$450,716	$450,897	$383,551
Less reinsurance recoverable on unpaid losses and LAE	(80,550)	(84,167)	(73,539)
Net reserves for losses and LAE, beginning of year	370,166	366,730	310,012
Incurred losses and LAE related to:
Current year	396,653	425,213	431,839
Prior years	(42,747)	(39,620)	(6,778)
Total incurred losses and LAE	353,906	385,593	425,061
Paid losses and LAE related to:
Current year	219,879	237,557	217,989
Prior years	133,213	144,600	150,354
Total paid losses and LAE	353,092	382,157	368,343
Net reserves for losses and LAE, end of year	370,980	370,166	366,730
Plus reinsurance recoverables on unpaid losses and LAE	78,464	80,550	84,167
Reserves for losses and LAE, end of year	$449,444	$450,716	$450,897

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $42,747, $39,620, and $6,778 for the years ended December 31, 2006, 2005, and 2004, respectively. The decrease in prior year reserves during 2006 resulted from re-estimations of prior years ultimate loss and LAE liabilities and is primarily composed of reductions of $23,945 in the Company’s retained automobile reserves, $14,006 in CAR assumed reserves, and $3,430 in the Company’s retained homeowners reserves, and $686 in FAIR Plan assumed reserves. The decrease in prior year reserves during 2005 resulted from re-estimations of prior years ultimate loss and LAE liabilites and is composed of reductions of $22,162 in CAR assumed reserves, $14,600 in the Company’s retained automobile reserves, $1,872 in FAIR Plan assumed reserves and $986 in the Company’s retained homeowners reserves. The decrease in prior year reserves during 2004 resulted from re-estimations of prior years ultimate loss and LAE liabilities and is composed of reductions of $6,854 in CAR assumed reserves, $2,523 in the Company’s retained homeowner reserves, $329 in FAIR Plan assumed reserves, and an increase of $2,928 in the Company’s retained automobile reserves for 2004.

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

11.          Income Taxes

Provision for income taxes has been calculated in accordance with the provision of Statement No. 109. A summary of the income tax expense in the Consolidated Statements of Income is shown below:

	For the Years Ended December 31,
	2006	2005	2004
Current Income Taxes:
Federal	$51,760	$43,366	$22,505
State	7	2	2
	51,767	43,368	22,507
Deferred Income Taxes:
Federal	792	(303)	(2,702)
State	—	—	837
	792	(303)	(1,865)
Total income tax expense	$52,559	$43,065	$20,642

The income tax expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows:

	For the Years Ended December 31,
	2006	2005	2004
Federal income tax expense, at statutory rate	$57,575	$48,387	$22,971
Tax-exempt investment income, net	(5,148)	(4,013)	(3,424)
State taxes, net	5	—	544
Changes in tax estimates	—	(1,161)	85
Other, net	127	(148)	466
Total income tax expense	$52,559	$43,065	$20,642

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company’s consolidated federal tax return group. Its components were as follows:

	December 31,
	2006	2005
Deferred tax assets:
Discounting of loss reserves	$9,201	$9,803
Discounting of unearned premium reserve	21,319	21,715
Bad debt allowance	297	322
Depreciation	749	716
Employee benefits	2,831	1,515
Transaction related costs	—	174
State loss carryforwards	2,543	4,060
Net unrealized losses on investments	—	449
Other	636	681
Total deferred tax assets before valuation allowance	37,576	39,435
Valuation allowance for deferred tax assets	(3,178)	(4,742)
Total deferred tax assets, net of valuation allowance	34,398	34,693
Deferred tax liabilities:
Deferred acquisition costs	(16,591)	(15,918)
Investments	(638)	(655)
Net unrealized gains on investments	(11)	—
Other	(290)	—
Total deferred tax liabilities	(17,530)	(16,573)
Net deferred tax asset	$16,868	$18,120

The Company believes, based upon consideration of objective and verifiable evidence, including its recent earnings history and its future expectations, that the Company’s taxable income in future years will be sufficient to realize all federal deferred tax assets. A valuation allowance of $3,178 and $4,742 was established against state deferred tax assets at December 31, 2006 and 2005, respectively. This valuation allowance is based upon management’s assessment that it is more likely than not that the Company will not be able to utilize these state deferred tax assets.

During the year ended December 31, 2005, an examination of the Company’s federal income tax returns for the tax periods ended December 31, 2003, 2002, and 2001 by the Internal Revenue Service (“IRS”) was completed. The Company recorded a $1,616 tax benefit representing a reduction in federal income tax reserves for tax years 2001 through 2003, resulting from a settlement reached with the IRS in August 2005. Of this total tax benefit, $455 was recorded as an increase to additional paid-in capital and $1,161 was recorded as a reduction to income tax expense for the year ended December 31, 2005. The Company is not currently under examination by the IRS.

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

12.          Statutory Net Income and Surplus

Statutory Accounting Practices

The Company’s insurance company subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Statutory net income of the Company’s insurance company subsidiaries was $116,073, $97,337 and $44,575 for the years ended December 31, 2006, 2005 and 2004, respectively. Statutory capital and surplus of the Company’s insurance subsidiaries was $457,505 and $350,833 at December 31, 2006 and 2005, respectively.

Dividends

The Company’s Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the “Commissioner”). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. The Company’s Insurance Subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2006, the statutory surplus of Safety Insurance was $457,505 and its net income for 2006 was $110,075. As a result, a maximum of $110,075 is available in 2007 for such dividends without prior approval of the Commissioner.

13.          Fair Value of Financial Instruments

The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” and, therefore, are not included in the amounts discussed.

At December 31, 2006 and 2005, investments in fixed maturities and equity securities had a fair value, which equaled carrying value, of $940,605 and $714,543, respectively. There were no investments in fixed maturities and equity securities for which a quoted market price or dealer price was not available at December 31, 2006 or 2005, respectively.

The carrying values of cash and cash equivalents and investment income accrued approximate fair value.

At December 31, 2006 and 2005 the Company had no amounts outstanding on its secured credit facility.

Safety Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share and share data)

14.          Quarterly Results of Operations

An unaudited summary of the Company’s 2006 and 2005 quarterly performance, and audited annual performance, is as follows:

	Year ended December 31, 2006
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$170,941	$169,628	$170,829	$169,314	$680,712
Net income	30,802	29,138	29,105	22,896	111,941
Earnings per weighted average common share:
Basic	1.96	1.84	1.83	1.44	7.07
Diluted	1.94	1.81	1.81	1.42	6.99
Cash dividends paid per common share	0.18	0.18	0.25	0.25	0.86

	Year ended December 31, 2005
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$168,251	$168,133	$169,840	$165,233	$671,457
Net income	14,502	23,246	30,475	26,959	95,182
Earnings per weighted average common share:
Basic	0.94	1.49	1.95	1.72	6.11
Diluted	0.92	1.46	1.92	1.69	5.97
Cash dividends paid per common share	0.12	0.12	0.18	0.18	0.60

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 and 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

The following disclosures relate to actions taken by the Board of Directors of the Company (the “Board”), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2007 on a Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement.”

•       Upon recommendation from the Compensation Committee, on February 26, 2007, the Board approved the 2006 annual executive cash bonus pool in the total amount of $2,309 pusuant to the Annual Performance Incentive Plan. Of the total pool, the following amounts were allocated to the Company’s CEO and Named Executive Officers; David F. Brussard, $858; Daniel D. Loranger, $314; Edward N. Patrick, Jr., $276; William J. Begley, Jr., $238; David E. Krupa, $176.

•       Upon recommendation from the Compensation Committee, on February 26, 2007, the Board approved executive long-term incentive awards to certain members of senior management pursuant to our 2002 Management Omnibus Incentive Plan, as Amended. The long-term incentive awards were granted in a total amount of $3,000 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on February 26, 2007. The restricted stock vests in three annual installments of 30% on February 26, 2008, 30% on February 26, 2009, and 40% on February 26, 2010. Of the total award, the following amounts were allocated to the Company’s CEO and Named Executive Officers; David F. Brussard, $1,200 worth of restricted stock; Daniel D. Loranger, $375 worth of restricted stock; Edward N. Patrick, Jr., $375 worth of restricted stock; William J. Begley, Jr., $375 worth of restricted stock; and David E. Krupa $163 worth of restricted stock. The form of restricted stock agreement that will be entered into is attached hereto as Exhibit 10.22.

•     Upon recommendation from the Compensation Committee, on February 26, 2007, the Board approved executive deferred compensation awards pursuant to the Executive Incentive Compensation Plan in a total amount of $1,923. Of the total award, the following amounts were allocated to the Company’s CEO and Named Executive Officers; David F. Brussard, $750; Daniel D. Loranger, $309; Edward N. Patrick, Jr., $262; William J. Begley, Jr., $225; David E. Krupa, $140.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information called for by Item 401 of Regulation S-K, regarding directors, executive officers, promoters and control persons, and not provided in Part I. Item 1, “Business”, will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held on May, 18, 2007, in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2006, (the Company’s fiscal year end), and such information is incorporated herein by reference.

The information called for by Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Exchange Act and disclosures relating to delinquent filers will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held on May 18, 2007, in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2006, (the Company’s fiscal year end), and such information is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

The information called for by Item 402 of Regulation S-K regarding Executive and Director compensation will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held on May, 18, 2007, in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2006, (the Company’s fiscal year end), and such information is incorporated herein by reference.

The information called for by Items 407(e)(4) and (e)(5) of Regulation S-K regarding Corporate Governance will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held on May, 18, 2007, in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2006, (the Company’s fiscal year end), and such information is incorporated herein by reference except for the Compensation Committee Report, which shall not be deemed to be “filed”.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 of Regulation S-K regarding Stock Ownership of Certain Beneficial Owners and Stock Ownership of Directors and Executive Officers will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held on May, 18, 2007, in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2006, (the Company’s fiscal year end), and such information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 404 of Regulation S-K regarding Transactions with Related Persons, Promoters and Certain Control Persons will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held on May, 18, 2007, in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2006, (the Company’s fiscal year end), and such information is incorporated herein by reference.

The information called for by Item 407(a) of Regulation S-K regarding Corporate Governance related to Director Independence will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held on May, 18, 2007, in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2006, (the Company’s fiscal year end), and such information is incorporated herein by reference.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 9(e) of Schedule 14A regarding fees for services performed by the Company’s independent public accountants will be contained in the Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held on May 18, 2007, in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2006, (the Company’s fiscal year end), and such information is incorporated herein by reference.

PART IV.

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as a part of this report:

1.                Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2006 are contained herein as listed in the Index to Consolidated Financial Statements on page 70.

2.                Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules on page 101.

3.                Exhibits: The exhibits are contained herein as listed in the Index to Exhibits on page 110.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc.

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2006

(Dollars in thousands)

			Amount at
			which shown
			in the Balance
	Cost	Fair Value	Sheet
Fixed maturities:
Bonds:
U.S. government and government agencies and authorities	$185,390	$183,436	$183,436
States, municipalities and political subdivisions	429,888	434,359	434,359
Corporate bonds	318,400	315,601	315,601
Redeemable preferred stocks	2,856	2,884	2,884
Total fixed maturities	936,534	936,280	936,280
Equity securities:
Common Stocks Industrial, miscellaneous and all other	4,038	4,325	4,325
Total equity securities	4,038	4,325	4,325
Total investments	$940,572	$940,605	$940,605

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	December 31,	December 31,
	2006	2005
Assets
Investments in consolidated affiliates	$499,371	$389,469
Other	77	—
Total assets	$499,448	$389,469
Liabilities
Accounts payable and other liabilities	$3,100	$1,520
Total liabilities	3,100	1,520
Shareholders’ equity	496,348	387,949
Total liabilities and shareholders’ equity	$499,448	$389,469

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Income and Comprehensive Income

Schedule II

(Dollars in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Revenues, net of income taxes	$—	$—	$—
Expenses	1,742	2,007	1,542
Net loss	(1,742)	(2,007)	(1,542)
Earnings from consolidated affiliates	113,683	97,189	46,532
Consolidated net income	111,941	95,182	44,990
Other net comprehensive gains (losses), net of taxes	854	(9,542)	(3,941)
Consolidated comprehensive net income	$112,795	$85,640	$41,049

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Consolidated net income	$111,941	$95,182	$44,990
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings in consolidated subsidiaries	(113,683)	(97,189)	(46,532)
Amortization	2,616	903	301
Dividends received from consolidated subsidiaries	7,859	24,900	8,201
Changes in assets and liabilities:
Other assets	(77)	2,070	(101)
Accounts payable and accrued liabilities	1,580	427	222
Net cash provided by operating activities	10,236	26,293	7,081
Contribution to subsidiaries	—	—	(2,474)
Net cash used for investing activities	—	—	(2,474)
Payments on revolving credit facility	—	(19,956)	—
Proceeds from exercise of stock options	3,497	3,072	2,126
Dividends paid	(13,733)	(9,409)	(6,767)
Payments on promissory notes from management	—	—	34
Net cash used for financing activities	(10,236)	(26,293)	(4,607)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

		Future Policy		Other			Benefits,	Amortization
	Deferred	Benefits,		Policy			Claims,	of Deferred
	Policy	Losses,		Claims and		Net	Losses, and	Policy	Other
	Acquisition	Claims and Loss	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Revenue	Income	Expenses	Costs	Expenses	Written
Years Ended:
December 31, 2006	$ 47,404	$ 449,444	$ 333,404	$ —	$ 624,933	$ 40,293	$ 353,906	$ 97,274	$ 64,946	$ 620,908
December 31, 2005	45,480	450,716	341,562	—	622,831	31,573	385,593	93,515	53,154	632,836
December 31, 2004	42,919	450,897	337,786	—	592,292	27,259	425,061	88,425	56,650	618,923

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

					Percentage
			Assumed from		of Amount
	Gross	Ceded to Other	Other	Net	Assumed
Total Premiums	Amount	Companies	Companies	Amount	to Net
Years ended:
December 31, 2006	$636,953	$81,670	$69,650	$624,933	11.1%
December 31, 2005	638,142	89,277	73,966	622,831	11.9
December 31, 2004	599,608	85,950	78,634	592,292	13.3

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

	Balance at	Charged to Costs	Charged to		Balance at
Description	Beginning of Period	and Expenses	Other Accounts	Deductions(1)	End of Period
December 31, 2006
Allowance for Doubtful Accounts	$220	$806	$—	$873	$153
December 31, 2005
Allowance for Doubtful Accounts	183	901	—	864	220
December 31, 2004
Allowance for Doubtful Accounts	484	442	—	743	183

(1)          Deductions represent write-offs of accounts determined to be uncollectible

Safety Insurance Group, Inc.
Supplemental Information Concerning Property and Casualty Insurance Operations
Schedule VI
(Dollars in thousands)

		Reserves for					Claims and Claims		Amortization
	Deferred	Unpaid Claims	Discount,				Adjustment Expenses		of Deferred	Paid Claims
Affiliations	Policy	and Claims	if any,			Net	Incurred Related to		Policy	and Claims
With	Acquisition	Adjustment	deducted in	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Registrant	Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written

Consolidated Property & Casualty Subsidiaries
2006	$47,404	$449,444	$—	$333,404	$624,933	$40,293	$396,653	$(42,747)	$97,274	$353,092	$620,908
2005	45,480	450,716	—	341,562	622,831	31,573	425,213	(39,620)	93,515	382,157	632,836
2004	42,919	450,897	—	337,786	592,292	27,259	431,839	(6,778)	88,425	368,343	618,923

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the first day of March, 2007.

SAFETY INSURANCE GROUP, INC.
By:	/s/ David F. Brussard
David F. Brussard, President, Chief Executive Officer and Chairman of the Board

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ DAVID F. BRUSSARD	President, Chief Executive Officer and	March 1, 2007
David F. Brussard	Chairman of the Board (Principal Executive Officer)
/s/ WILLIAM J. BEGLEY, JR.	Chief Financial Officer, Vice	March 1, 2007
William J. Begley, Jr.	President and Secretary (Principal Financial and Accounting Officer)
/s/ A. RICHARD CAPUTO, JR.	Director	March 1, 2007
A. Richard Caputo, Jr.
/s/ FREDERIC H. LINDEBERG	Director	March 1, 2007
Frederic H. Lindeberg
/s/ PETER J. MANNING	Director	March 1, 2007
Peter J. Manning
/s/ DAVID K. MCKOWN	Director	March 1, 2007
David K. McKown

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.**
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.**
4	Form of Stock Certificate for the Common Stock**
10.1

Lease Agreement between Thomas Black Corporation and Aman, Inc. for the lease of office space located on the 1st through 6th, 11th and 12th floors of 20 Custom House Street, Boston, Massachusetts, dated June 11, 1987, and as amended on October 11, 1988, September 14, 1989, September 19, 1990, February 23, 1994, December 20, 1996, June 24, 2002, and July 26, 2004.**

10.2	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001.**
10.3	Management Consulting Agreement by and among TJC Management Corporation and Safety Holdings, Inc., dated October 16, 2001.**
10.4	Form of First Amendment to the Management Consulting Agreement by and among TJC Management Corporation and Safety Group.**
10.5	2001 Restricted Stock Plan(1)**
10.6	Executive Incentive Compensation Plan(1)**
10.7	2002 Management Omnibus Incentive Plan, as Amended(4)
10.8	Reinsurance Terms Sheet between Safety Insurance Company and Swiss Re America Corporation, effective January 1, 2002.**
10.9	Excess Catastrophe Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2002.**
10.10	Property Risk Excess of Loss Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc. , effective January 1, 2002.**
10.11	Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective July 1, 2003.(4).
10.12	Employment Agreement by and between Safety Insurance Group, Inc. and David F. Brussard, dated November 8, 2004.(1)*
10.13	Employment Agreement by and between Safety Insurance Group, Inc. and William J. Begley, Jr., dated November 8, 2004.(1)*
10.14	Employment Agreement by and between Safety Insurance Group, Inc. and Edward N. Patrick, Jr., dated November 8, 2004.(1)*
10.15	Employment Agreement by and between Safety Insurance Group, Inc. and Daniel F. Crimmins, dated November 8, 2004.(1)*
10.16	Employment Agreement by and between Safety Insurance Group, Inc. and Daniel D. Loranger, dated November 8, 2004.(1)*
10.17	Employment Agreement by and between Safety Insurance Group, Inc. and Robert J. Kerton, dated November 8, 2004.(1)*
10.18	Employment Agreement by and between Safety Insurance Group, Inc. and David E. Krupa, dated November 8, 2004.(1)*
10.19	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(1)(2)
10.20	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(1)(2)
10.21	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(1)(2)

10.22	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(1)(2)
10.23	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(1)(2)
10.24	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(1)(2)
10.25	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(1)(2)
10.26	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(1)(2)
10.27	Employment Agreement by and between Safety Insurance Group, Inc. and James D. Berry, dated October 1, 2005.(1)(3)
10.28	Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy, dated October 1, 2005.(1)(3)
10.29	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2006.(4)
10.30	Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2006.(4)
10.31	Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006.(4)
10.32	Addendum No. 1 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006.(4)
10.33	Property Catastrophe Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006.(4)
10.34	Umbrella Liability Quota Share Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006.(4)
10.35	Addendum No. 1 to Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective April 1, 2006.(4)
10.36	Annual Performance Incentive Plan(4)
21	Subsidiaries of Safety Insurance Group, Inc.(4)
23	Consent of PricewaterhouseCoopers LLP.(4)
24	Power of Attorney**
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)

(1)          Denotes management contract or compensation plan or arrangement.

(2)          Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

(3)          Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2005 filed on March 16, 2006.

(4)          Included herein.

*                    Incorporated herein by reference to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004 filed on November 9, 2004.

**             Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-87056) filed April 26, 2002, and as amended on Form S-8 (Reg. No. 333-110676) filed on November 21, 2003 and as amended on Form S-8 (Reg. No. 333-140423) filed on February 2, 2007.