Form 10-Q
period 2007-03-31
SAFETY INSURANCE GROUP INC
filed 2007-05-10
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to  ______

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
Yes ☐ No  ☒

As of May 7, 2007, there were 16,226,163 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.
Table of Contents

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $911,526 and $936,534)	$913,100	$936,280
Equity securities, at fair value (cost: $6,393 and $4,038)	6,628	4,325
Total investment securities	919,728	940,605
Cash and cash equivalents	66,140	26,283
Accounts receivable, net of allowance for doubtful accounts	171,994	158,190
Accrued investment income	9,919	9,776
Taxes recoverable	—	1,781
Receivable from reinsurers related to paid loss and loss adjustment expenses	13,363	13,282
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	79,806	78,464
Ceded unearned premiums	33,760	33,042
Deferred policy acquisition costs	50,579	47,404
Deferred income taxes	16,176	16,868
Equity and deposits in pools	28,721	26,166
Other assets	5,866	3,887
Total assets	$1,396,052	$1,355,748

Liabilities
Loss and loss adjustment expense reserves	$453,536	$449,444
Unearned premium reserves	354,446	333,404
Accounts payable and accrued liabilities	25,688	48,666
Taxes payable	7,017	—
Outstanding claims drafts	17,507	16,279
Payable to reinsurers	14,016	11,568
Payable for securities purchased	4,431	—
Capital lease obligations	—	39
Total liabilities	876,641	859,400

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,223,363 and 16,096,004 shares issued and outstanding, respectively	162	161
Additional paid-in capital	131,086	129,785
Accumulated other comprehensive income, net of taxes	1,176	21
Retained earnings	386,987	366,381
Total shareholders’ equity	519,411	496,348
Total liabilities and shareholders’ equity	$1,396,052	$1,355,748

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share and share data)

	Three Months Ended March 31,
	2007	2006

Net earned premiums	$153,590	$157,778
Net investment income	11,039	9,378
Net realized gains (losses) on investments	71	(74)
Finance and other service income	3,993	3,859
Total revenue	168,693	170,941

Losses and loss adjustment expenses	92,558	85,751
Underwriting, operating and related expenses	40,698	40,395
Interest expenses	22	24
Total expenses	133,278	126,170

Income before income taxes	35,415	44,771
Income tax expense	10,766	13,969
Net income	$24,649	$30,802

Earnings per weighted average common share:
Basic	$1.54	$1.96
Diluted	$1.53	$1.94

Cash dividends paid per common share	$0.25	$0.18

Weighted average number of common shares outstanding:
Basic	15,992,229	15,710,587
Diluted	16,064,746	15,894,797

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive		Total
	Common	Paid-in	Income/(Loss),	Retained	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Equity
Balance at December 31, 2005	$158	$120,451	$(833)	$268,173	$387,949
Net income, January 1 to March 31, 2006				30,802	30,802
Other comprehensive loss, net of deferred federal income taxes			(6,426)		(6,426)
Exercise of options and unearned compensation on restricted stock net of deferred federal income taxes	1	1,627			1,628
Dividends paid				(2,843)	(2,843)
Balance at March 31, 2006	$159	$122,078	$(7,259)	$296,132	$411,110

			Accumulated
			Other
		Additional	Comprehensive		Total
	Common	Paid-in	Income/(Loss),	Retained	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Equity
Balance at December 31, 2006	$161	$129,785	$21	$366,381	$496,348
Net income, January 1 to March 31, 2007				24,649	24,649
Other comprehensive income, net of deferred federal income taxes			1,155		1,155
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	1,301			1,302
Dividends paid				(4,043)	(4,043)
Balance at March 31, 2007	$162	$131,086	$1,176	$386,987	$519,411

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Net income	$24,649	$30,802

Other comprehensive gain (loss), net of taxes:
Change in unrealized holding losses (gains), net of tax expense (benefit) of $646 and $(3,485)	1,201	(6,474)
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $(25) and $26	(46)	48
Unrealized gains (losses) on securities available for sale	1,155	(6,426)

Comprehensive income	$25,804	$24,376

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$24,649	$30,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	2,201	2,097
Provision (benefit) for deferred income taxes	71	(537)
Net realized (gains) losses on investments	(71)	74
Changes in assets and liabilities:
Accounts receivable	(13,804)	(1,738)
Accrued investment income	(143)	(1,074)
Receivable from reinsurers	(1,423)	5,302
Ceded unearned premiums	(718)	(1,180)
Deferred policy acquisition costs	(3,175)	(3,287)
Other assets	(1,331)	(1,238)
Loss and loss adjustment expense reserves	4,092	(14,965)
Unearned premium reserves	21,042	16,722
Accounts payable and accrued liabilities	(22,978)	(20,775)
Payable to reinsurers	2,448	1,118
Other liabilities	8,131	8,416
Net cash provided by operating activities	18,991	19,737

Cash flows from investing activities:
Fixed maturities purchased	(115,481)	(106,696)
Equity securities purchased	(3,241)	(2,155)
Proceeds from sales of fixed maturities	138,817	13,787
Proceeds from maturities of fixed maturities	5,000	9,000
Proceed from sales of equity securities	979	229
Fixed assets purchased	(1,346)	(148)
Net cash provided by (used for) investing activities	24,728	(85,983)

Cash flows from financing activities:
Proceeds and excess tax benefits from exercise of stock options	181	438
Dividends paid to shareholders	(4,043)	(2,843)
Net cash used for financing activities	(3,862)	(2,405)

Net increase (decrease) in cash and cash equivalents	39,857	(68,651)
Cash and cash equivalents at beginning of year	26,283	163,027
Cash and cash equivalents at end of period	$66,140	$94,376

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

The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, Whiteshirts Asset Management Corporation (“WAMC”), and Whiteshirts Management Corporation, which is WAMC’s holding company. All intercompany transactions have been eliminated.  Prior period amounts have been reclassified to conform to the current period presentation.

The financial information as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2007.

The Company is a leading provider of personal lines property and casualty insurance focused exclusively on the Massachusetts market. The Company’s principal product line is private passenger automobile insurance, which accounted for 76.0% of its direct written premiums in 2006. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company.

2.  Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“FAS 155”).  This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  This statement also adds clarity regarding interest-only strips and principal-only strips that are not subject to the requirements of Statement No. 133, and requires companies to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments containing an embedded derivative that requires bifurcation.  FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company adopted FAS 155 on January 1, 2007.  The adoption of FAS 155 did not have a material impact on the Company’s consolidated results of operations or financial position.

For information regarding the Company’s adoption  of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), see Note 9.

3.  Earnings Per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted EPS are calculated by dividing net income by the weighted average number of basic common shares outstanding and the net effect of potentially dilutive common shares. At March 31, 2007 and 2006, the Company’s potentially dilutive instruments consisted of common shares under options of 366,368 and 590,883, respectively, and common shares under restriction of 176,781 and 118,790, respectively.

	Three Months Ended March 31,
	2007	2006
Earnings per weighted average common share:
Basic	$1.54	$1.96
Diluted	$1.53	$1.94

Weighted average number of common shares outstanding:
Basic	15,992,229	15,710,587
Effect of dilutive securities:
Stock options	68,226	166,684
Restricted stock	4,291	17,526
Diluted	16,064,746	15,894,797

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 186,225 anti-dilutive stock options for the three months ended March 31, 2007 and no anti-dilutive stock options for the three months ended March 31, 2006.

Diluted EPS also excludes common shares under restriction with a fair value on the grant effective date greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive.  There were 65,760 anti-dilutive shares under restriction for the three months ended March 31, 2007 and no anti-dilutive shares under restriction for the three months ended March 31, 2006.

4.  Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options (“NQSOs”), incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

On March 10, 2006, the Board of Directors approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes. A total of 1,250,000 shares of common stock had previously been authorized for issuance under the 2002 Management Omnibus Incentive Plan. The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006.

The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan.  At March 31, 2007, there were 1,170,260 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock-based awards granted under the Incentive Plan during the three months ended March 31, 2007 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)		Vesting Terms
RS	February 26, 2007	65,760	$45.62	(1)	3 years, 30%-30%-40%
RS	February 26, 2007	4,000	$45.62	(1)	No vesting period (2)
RS	March 22, 2007	49,971	$38.78	(1)	5 years, 20% annually

(1)   The fair value per share of the restricted stock grant is equal to the closing price of the Company’s common stock on the grant effective date.

(2)   The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

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

As a result of adopting FAS 123R on January 1, 2006, the Company’s net income was lowered by $138, net of income tax benefit of $74, for both the three months ended March 31, 2007 and 2006.  The impact on both basic and diluted EPS for the three months ended March 31, 2007 and 2006 was a reduction of $0.01 per share.

Stock Options

The fair value of stock options used to compute net income and earnings per share disclosures for the three month period ended March 31, 2007 and 2006 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2007	2006
Expected dividend yield	1.36% - 2.52%	1.36% - 2.52%
Expected volatility	0.20 - 0.36	0.20 - 0.32
Risk-free interest rate	3.23% - 4.76%	3.23% - 4.76%
Expected holding period	6.5 - 7 years	6.5 - 7 years

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

The following table summarizes stock option activity under the Incentive Plan during the three months ended March 31, 2007.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	373,996	$27.53
Exercised	(7,628)	13.91
Outstanding at end of quarter	366,368	27.82	7.5 years	$4,850
Exercisable at end of quarter	91,492	$27.10	7.4 years	$1,260

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $40.12 on March 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.  The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at March 31, 2007 and 2006. There were no stock option awards granted during the three months ended March 31, 2007. The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 was estimated at $15.32. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $200 and $951, respectively.

A summary of the status of non-vested options as of March 31, 2007 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price

Non-vested at beginning of year	347,721	$28.27
Vested	(72,845)	29.06
Non-vested at end of quarter	274,876	$28.06

As of March 31, 2007, there was $2,035 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 2.3 years.

Cash received from options exercised was $106 and $438 for the three months ended March 31, 2007 and 2006, respectively.

Restricted Stock

Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as expense over the requisite service period.

The following table summarizes restricted stock activity under the Incentive Plan during the three months ended March 31, 2007.

	Shares	Weighted
	Under	Average
	Restriction	Fair Value
Outstanding at beginning of the year	126,790	$35.67
Granted	119,731	42.77
Vested and unrestricted	(57,740)	34.57
Outstanding at end of quarter	188,781	$41.82

As of March 31, 2007, there was $7,230 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.0 years.  The total fair value of the shares that became vested and unrestricted during the three months ended March 31, 2007 was $1,996.  For the three months ended March 31, 2007 and 2006, the Company recorded compensation expense related to restricted stock of $468 and $286, net of income tax benefits of $252 and $154, respectively.

5.  Investments

The gross unrealized appreciation (depreciation) of investments in fixed maturities securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, was as follows:

	March 31, 2007
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$216,015	$1,345	$(2,448)	$214,912
Obligations of states and political subdivisions	490,559	5,547	(2,012)	494,094
Asset-backed securities (1)	119,941	396	(1,103)	119,234
Corporate and other securities	85,011	611	(762)	84,860
Subtotal, fixed maturity securities	911,526	7,899	(6,325)	913,100
Equity securities	6,393	235	—	6,628
Totals	$917,919	$8,134	$(6,325)	$919,728

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), and Small Business Administration (SBA). The total of these fixed maturity securities was $206,020 at amortized cost and $204,990 at estimated fair value as of March 31, 2007. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2007
	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$25,999	$25,793
Due after one year through five years	153,382	152,457
Due after five years through ten years	189,432	190,524
Due after ten years through twenty years	208,443	211,420
Due after twenty years	8,309	8,682
Asset-backed securities	325,961	324,224
Totals	$911,526	$913,100

The gross realized gains (losses) on sales of fixed maturities and equity securities were as follows for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Gross realized gains
Fixed maturity securities	$843	$38
Equity securities	93	17
Gross realized losses
Fixed maturity securities	(865)	(129)
Net realized gains (losses) on investments	$71	$(74)

Proceeds from fixed maturities maturing were $5,000 and $9,000 for the three months ended March 31, 2007 and 2006, respectively.

The following tables illustrate the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2007
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$35,086	$127	$102,182	$2,321	$137,268	$2,448
Obligations of states and political subdivisions	92,827	222	102,213	1,790	195,040	2,012
Asset-backed securities	39,434	265	39,150	838	78,584	1,103
Corporate and other securities	19,431	242	33,216	520	52,647	762
Total temporarily impaired securities	$186,778	$856	$276,761	$5,469	$463,539	$6,325

The Company’s investment portfolio included 196 securities in an unrealized loss position at March 31, 2007. The Company’s methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery of its costs.

As of March 31, 2007, the Company’s fixed income securities portfolio was comprised entirely of investment grade securities as defined by Moody’s Investor Services, Inc., Standard and Poor’s, or the Securities Valuation Office of the National Association of Insurance Commissioners.  The unrealized losses recorded on the fixed maturity investment portfolio at March 31, 2007, resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as the Company has the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

During the three months ended March 31, 2007 and 2006, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2007	2006
Interest and dividends on fixed maturities	$10,871	$8,340
Dividends on equity securities	26	7
Interest on cash and cash equivalents	468	1,320
Total investment income	11,365	9,667
Investment expenses	326	289
Net investment income	$11,039	$9,378

6.   Loss and Loss Adjustment Expense (“LAE”) Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Reserves for losses and LAE, beginning of year	$449,444	$450,716
Less reinsurance recoverable on unpaid losses and LAE	(78,464)	(80,550)
Net reserves for losses and LAE, beginning of year	370,980	370,166

Incurred losses and LAE, related to:
Current year	101,924	99,044
Prior years	(9,366)	(13,293)
Total incurred losses and LAE	92,558	85,751

Paid losses and LAE related to:
Current year	36,112	41,716
Prior years	53,696	54,895
Total paid losses and LAE	89,808	96,611

Net reserves for losses and LAE, end of quarter	373,730	359,306
Plus reinsurance recoverables on unpaid losses and LAE	79,806	76,445
Reserves for losses and LAE, end of quarter	$453,536	$435,751

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior years reserves decreased by $9,366 and $13,293 for the three months ended March 31, 2007 and 2006, respectively. The decreases in prior years reserves during the three months ended March 31, 2007 and 2006 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2007 decrease is primarily composed of reductions of $4,934 in the Company’s retained automobile reserves and $4,127 in reserves assumed from Commonwealth Automobile Reinsurers (“CAR”). The 2006 decrease is primarily composed of reductions of $5,766 in CAR assumed reserves, $5,022 in the Company’s retained automobile reserves, and $2,505 in the Company’s retained homeowners reserves.

Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

7.  Commitments and Contingencies

An eighth amendment to a lease agreement for the lease of office space between the Company and Aman, Inc. was executed on April 5, 2007. Under the provisions of this amendment, additional space will be occupied and the lease term will be extended an additional ten years commencing on January 1, 2009, with an option to renew for one additional five year term.

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

8.  Debt

The Company has a $30,000 revolving credit facility with Citizens Bank of Massachusetts which expires on June 17, 2008. Loans under the credit facility bear interest at the Company’s option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.5% above the federal funds rate plus 1.5% per annum.  Interest only is payable prior to maturity. The obligations of the Company under the credit facility are secured by pledges of the Company’s assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of the Company. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of March 31, 2007, the Company was in compliance with all such covenants.

The Company had no amounts outstanding on its credit facility at March 31, 2007 and at December 31, 2006.  The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at March 31, 2007 and 2006.

9.  Income Taxes

Federal income tax expense for the three months ended March 31, 2007 and 2006 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company adopted the provisions of  FIN 48 on January 1, 2007.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determines whether the benefits of its tax positions are more likely than not of being sustained upon audit based upon the technical merits of the tax position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FIN 48, the Company recognized no adjustment to its consolidated balance sheet or statement of operations.

As of January 1, 2007, the Company had no unrecognized tax benefits, and none which if recognized, would affect the effective tax rate.   The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

The Company records interest and penalties associated with audits as a component of income before income taxes.  Penalties are recorded in Underwriting, operating and other expenses, and interest expense is recorded in Interest expenses in the consolidated statement of operations.  The Company had no interest and penalties accrued as of the adoption date.

As of March 31, 2007 and December 31, 2006, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2003.

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

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 76.0% of our direct written premiums in 2006), we offer a portfolio of other insurance products, including commercial automobile (14.0% of 2006 direct written premiums), homeowners (7.9% of 2006 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 2.1% of 2006 direct written premiums). Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C, which was formed in December 2006 but has not yet commenced writing business directly (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 652 independent insurance agents in 760 locations throughout Massachusetts.  We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.2% and 11.8% share, respectively, of the Massachusetts automobile market in 2006, according to the Commonwealth Automobile Reinsurers (“CAR”) Cession Volume Analysis Report of February 16, 2007, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

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

On December 31, 2004, the Massachusetts Commissioner of Insurance (the “Commissioner”) approved new rules for CAR, which became effective on January 1, 2005 (the “Approved Rules”). The Approved Rules provided for the adoption of an assigned risk plan by CAR. Shortly thereafter, litigation was commenced in Suffolk Superior Court by Commerce Insurance Company against the Commissioner seeking an order permanently enjoining implementation and/or enforcement of the Approved Rules. Certain ERPs, Arbella Mutual Insurance Company and the Center for Insurance Research intervened as plaintiffs and CAR intervened as a defendant in this lawsuit. On June 20, 2005, the Massachusetts Superior Court ruled that the Commissioner lacked the statutory authority to implement the Approved Rules and ordered them vacated. As a result, the Approved Rules did not go into effect. The Commissioner appealed the decision of the Massachusetts Superior Court.  On August 23, 2006, the

Massachusetts Supreme Judicial Court overturned the decision of the Massachusetts Superior Court and unanimously ruled that the Commissioner did not need legislative approval to put in place the provisions in the Approved Rules which establish an assigned risk plan. On October 18, 2006, the Commissioner reviewed the Approved Rules and proposed changes (the “Revised Rules”) that would, in part, establish an assigned risk plan called the Massachusetts Automobile Insurance Plan (the “MAIP”). As proposed, the Revised Rules would: 1) eliminate provisions in the current CAR Rules that are no longer necessary in light of the litigation described above; 2) integrate the Revised Rules into the current CAR Rules; 3) set a timetable for the implementation of the MAIP; and 4) revise the MAIP to conform with the Supreme Judicial Court’s remand regarding the so-called “clean in three” provisions contained in the Approved Rules. A hearing was held November 10, 2006, on the Revised Rules and on December 13, 2006, the Commissioner approved changes to the MAIP rules (the “MAIP Rules”) that called for a three year phase in of an assigned risk plan beginning April 1, 2007.

On January 5, 2007, Deval L. Patrick was sworn in as Governor of the Commonwealth of Massachusetts replacing outgoing Governor Mitt Romney. The Commissioner Julianne M. Bowler was replaced by the new Governor and on January 19, 2007, Acting Commissioner, Joseph G. Murphy, suspended the MAIP Rules (the “Suspended Rules”) for a period not to exceed 90 days. A hearing was held on February 15, 2007, for testimony regarding recommendations or amendments to the Suspended Rules. On February 26, 2007, Governor Patrick selected former Massachusetts Superior Court Justice, Nonnie Burns, to be Commissioner. On April 19, 2007, the Commissioner issued a Decision and Order on the Suspended Rules which approved CAR Rules 1 through 20, but remanded to CAR the MAIP Rules, 21 through 40 to make amendments to the “clean in three” provisions (which define those risks that are not eligible for placement in the MAIP), as well as any other appropriate amendments related to “clean in three” that may be contained in other portions of the MAIP Rules. CAR has 30 days to submit amendments. Following CAR’s submission, the Commissioner will render a decision on whether the MAIP, including an appropriately amended “clean in three” provision, should be approved for eventual implementation. At this time, we are unable to predict whether the Suspended Rules with modifications will be implemented and what the financial impact of the Suspended Rules on us would be if they are implemented.

While the litigation described above was pending and before the MAIP Rules were approved, in order to address certain perceived inequities in the distribution of ERP exposures, CAR approved on June 15, 2005, rules to modify the ERP subscription relief process, making the reassignment of ERP exposures from an oversubscribed servicing carrier more timely and responsive, while enhancing equity in the ERP distribution for all servicing carriers (the “ERP Subscription Rules”). Also, the practice of two and three-party agreements between ERPs and servicing carriers, in which carriers would negotiate the transfer of selected ERPs from one carrier to another was prohibited. On September 30, 2005, the Commissioner approved the ERP Subscription Rules, and instructed CAR to complete a redistribution of all ERPs to establish for all servicing carriers overall parity in the quantity and quality of their ERP exposures. The redistribution plan for ERPs, as adopted by the CAR Governing Committee on November 16 and December 14, 2005, was approved by the Commissioner on January 27, 2006. On January 31, 2006, CAR notified each reassigned ERP and all servicing carriers of the redistribution. According to the January 31, 2006 CAR Private Passenger ERP Redistribution Summary, 18 Safety ERPs with 25,590 exposures were assigned to other servicing carriers beginning with new business effective March 1, 2006 and renewal business May 1, 2006. In addition, CAR assigned 29 ERPs with 24,670 exposures from other servicing carriers to Safety.  However 25 of these ERPs with 23,116 exposures were given voluntary contracts by their former servicing carrier or other carriers and were, as a result, no longer eligible for assignment to Safety as ERPs. The redistribution of ERPs has eliminated our disproportionate share of high loss ratio ERP business.

CAR also runs a reinsurance pool for commercial automobile policies and beginning January 1, 2006, CAR implemented a Limited Servicing Carrier Program (“LSC”) for ceded commercial automobile policies. CAR approved Safety and five other servicing carriers through a Request for Proposal to process approximately $200,000 of ceded commercial automobile business based on CAR data as of December 31, 2005, which was spread equitably among the six servicing carriers. Each Massachusetts commercial automobile insurer must bear a portion of the losses of the commercial reinsurance pool that is serviced by the six servicing carriers in the LSC program. Subject to Commissioner review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR’s rate level. This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company’s commercial automobile voluntary market share.

On January 26, 2007, Governor Patrick appointed a group to study and report on the Massachusetts private passenger automobile system. On March 15, 2007 the commission issued its report with the following recommendations:

•                  The Commissioner should examine alternatives to move towards competitive rating using flex-bands while maintaining affordability for all drivers, minimizing disruption to the market and maintaining consumer protections. This may include, but is not limited to, allowing price flexibility for all coverages or continuing with a “fixed and established” system for compulsory coverages while allowing price flexibility in optional coverages.

•                  Existing rate subsidies for urban and inexperienced drivers should be maintained.

•                  Rating factors should be limited to the current rating factors: years of driving experience, number and severity of at-fault accidents, traffic violations and territory.

•                  The Commissioner should delay implementing any assigned risk plan until able to meaningfully evaluate the results of the 2006 redistribution of ERPs and subsequent revisions to the CAR rules.

•                  The Commissioner should implement a streamlined approval process to allow insurers to set rates and seek approval for endorsements providing enhanced coverages or premium reductions to the standard auto policy.

•                  The Safe Driver Insurance Plan (“SDIP”) should be examined for opportunities to more accurately reward safe and responsible driving.

•                  Cost containment initiatives should be implemented to reduce accidents and the number and cost of claims.

•                  Steps should be taken to provide consumers with more information to assist them in purchasing insurance that is suitable for them at the best price with the best service.

The study group concluded that the “Massachusetts market for private passenger automobile insurance provides coverage at affordable prices to all drivers based upon their driving records. It needs to continue to do so while becoming fairer and more transparent for both consumers and insurers.” We are unable to predict whether the study group’s recommendations will be implemented and what the financial impact of the commission’s recommendations on us would be if they are implemented.

Each year, the Commissioner sets maximum premium rates that may be charged and minimum commissions that must be paid to agents for private passenger automobile insurance. Beginning in 2007, the effective date of the Commissioner’s rate decision will be April 1st of each year as compared to January 1st of 2006 and prior rate decisions. The 2006 rates were in effect from January 1, 2006 until March 31, 2007. The Commissioner announced on December 15, 2006, an 11.7% statewide average private passenger automobile insurance rate decrease for 2007, compared to an 8.7% decrease for 2006. Coinciding with the 2007 rate decision, the Commissioner also approved a 13.0% commission rate agents receive for selling private passenger automobile insurance, as a percentage of premiums, compared to a commission rate of 11.8% in 2006.

Our direct written premiums have increased by 33.4% between 2001 and 2006, from $471,866 to $629,511.  However, our direct written premiums decreased by 3.0% between 2005 and 2006 as a result of the state mandated private passenger automobile rate decrease of effective January 1, 2006.   We anticipate a further reduction in private passenger automobile direct written premiums for 2007 as a result of the state mandated rate decrease effective April 1, 2007

Rates did not change January 1, 2007 and the 2006 rates were in effect from January 1, 2006 until March 31, 2007. Our average premium for the three months ended March 31, 2007 increased by 0.7% from the three months ended March 31, 2006 primarily as a result of purchases of new automobiles by our insureds. The table below shows average Massachusetts-mandated private passenger automobile premium rate changes and changes in our average premium per automobile exposure.

Massachusetts Private Passenger Rate Decisions

Year	State Mandated Average Rate Change (1)	Safety Change in Average Premium per Automobile Exposure (2)
2007	(11.7)%	0.7%
2006	(8.7)%	(6.8)%
2005	(1.7)%	0.1%
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%

(1)             Source: Commissioner rate decisions for 1998 — 2007. The 2007 rate decrease is not effective until April 1, 2007.

(2)             Source: Safety Insurance.

Statutory Accounting Principles

Our results are reported in accordance with United States generally accepted accounting principles (“GAAP’), which differ from amounts reported in accordance with statutory accounting principles (“SAP”) as prescribed by insurance regulatory authorities. Specifically, under GAAP:

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

Our statutory insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2007	2006
Statutory ratios:
Loss ratio	60.3%	54.3%
Expense ratio	24.9%	25.0%
Combined ratio	85.2%	79.3%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2007	2006
GAAP ratios:
Loss ratio	60.3%	54.3%
Expense ratio	26.5%	25.6%
Combined ratio	86.8%	79.9%

Stock-Based Compensation

Long-term incentive compensation is provided under our 2002 Management Omnibus Incentive Plan (the “Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options (“NQSOs”), incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

On March 10, 2006, the Board of Directors approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes. A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The Incentive Plan, as amended was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006.

The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan.  At March 31, 2007, there were 1,170,260 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.  Grants outstanding under the Incentive Plan as of March 31, 2007, were comprised of 188,781 restricted shares and 366,368 nonqualified stock options.

 A summary of stock-based awards granted under the Incentive Plan during the three months ended March 31, 2007 is as follows:

Type of Equity Awarded	Effective Date	Number of Awards Granted	Fair Value per Share (1)		Vesting Terms
RS	February 26, 2007	65,760	$45.62	(1)	3 years, 30% - 30% - 40%
RS	February 26, 2007	4,000	$45.62	(1)	No vesting period (2)
RS	March 22, 2007	49,971	$38.78	(1)	5 years, 20% annually

(1)             The fair value per share of the restricted stock grant is equal to the closing price of the our common stock on the grant effective date.

(2)             The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”). In the aftermath of Hurricane Katrina in 2005, various software modelers of storm damage have increased their estimates of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We have adjusted our reinsurance programs as a result of the changes to the models. As of January 2007, our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $280,000. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance protects us in the event of a “246-year storm” (that is, a storm of a severity expected to occur once in a 246-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior). All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better except for  Montpelier Re, Endurance Re and Amlin Bermuda which are rated “A-” (Excellent). We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan’s exposure to catastrophe losses has increased and as a result the FAIR Plan has decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2006, the FAIR Plan purchased $455,000 of catastrophe reinsurance for property losses in excess of $180,000. At March 31, 2007, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

Management determines the Company’s loss and LAE reserves estimate based upon the analysis of the Company’s actuaries. Management has established a process for the Company’s actuaries to follow in establishing reasonable reserves. The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management. A reasonable estimate is derived by selecting a point estimate within a range of indications as calculated by the Company’s actuaries using generally accepted actuarial techniques. The key assumption in most actuarial analysis is that past patterns of frequency and severity will repeat in the future, unless a significant change in the factors described above takes place. Our key factors and resulting assumptions are the ultimate frequency and severity of claims, based upon the most recent ten years of claims reported to the Company, and the data CAR reports to us to calculate our share of the residual market, as of the date of the applicable balance sheet. For each accident year and each coverage within a line of business, our actuaries calculate the ultimate losses incurred. Our total reserves are the difference between the ultimate losses incurred and the cumulative loss and loss adjustment payments made to date. Our IBNR reserves are calculated as the difference between our total reserves and the outstanding case reserves at the end of the accounting period. To determine ultimate losses, our actuaries calculate a range of indications and select a point estimation using such actuarial techniques as:

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. The Company’s estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranged from a low of $331,409 to a high of $379,984 as of March 31, 2007. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. The Company’s loss and LAE reserves, based on management’s best estimate, were set at $373,730 as of March 31, 2007.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2007.

Line of Business	Low	Recorded	High
Private passenger automobile	$242,416	$273,447	$275,968
Commercial automobile	48,886	54,715	55,421
Homeowners	29,002	31,820	33,835
All other	11,105	13,748	14,760
Total	$331,409	$373,730	$379,984

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31, 2007.

Line of Business	Case	IBNR	Total
Private passenger automobile	$197,975	$19,694	$217,669
CAR assumed private passenger auto	30,648	25,130	55,778
Commercial automobile	27,581	8,565	36,146
CAR assumed commercial automobile	9,068	9,501	18,569
Homeowners	15,553	5,472	21,025
FAIR Plan assumed homeowners	4,863	5,932	10,795
All other	5,938	7,810	13,748
Total net reserves for losses and LAE	$291,626	$82,104	$373,730

For our private passenger, commercial automobile and homeowners lines of business as of  March 31, 2007, due to the relatively long time we have been writing these lines of insurance, and our stable long-term trends in frequency and severity, the range of reserves is relatively narrow. For all our other lines of business as of March 31, 2007, due to the relatively short time we have been writing these lines of business, the sparse amount of data and the resulting immature history available for our analysis, the range of reserves is relatively wide. For all four lines of business we recorded reserves higher than the mid-point of the range.

Our IBNR reserves for CAR assumed private passenger and commercial automobile business are 45.1% and 51.2%, respectively, of our total reserves for CAR assumed private passenger and commercial automobile business as of March 31, 2007 due to the reporting delays in the information we receive from CAR, as described further in the section below on CAR Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding direct less ceded (retained) reserves and assumed reserves as of March 31, 2007.

Line of Business	Direct less Ceded	Assumed	Net
Private passenger automobile	$217,669
CAR assumed private passenger automobile		$55,778
Net private passenger automobile			$273,447
Commercial automobile	36,146
CAR assumed commercial automobile		18,569
Net commercial automobile			54,715
Homeowners	21,025
FAIR Plan assumed homeowners		10,795
Net homeowners			31,820
All other	13,748	—	13,748
Total net reserves for losses and LAE	$288,588	$85,142	$373,730

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

The CAR deficit, which consists of premium ceded to CAR less CAR losses and LAE, is allocated among every automobile insurance company writing business in Massachusetts based on a complex formula (the “Participation Ratio”) that takes into consideration a company’s voluntary market share, the amount of business it cedes to CAR and credits the company earns under a system CAR has designed to encourage carriers to voluntarily write business in selected underpriced classes and territories.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss, will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the three months ended March 31, 2007, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $1,536.  Each 1 percentage-point change in the loss and loss expense ratio would have a $998 effect on net income, or $0.06 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage-point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our direct minus ceded loss and LAE reserves and net income for the three months ended March 31, 2007. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile direct minus ceded loss and LAE reserves
-1 percent change in severity
Estimated decrease in reserves	$(4,353)	$(2,177)	$—
Estimated increase in net income	2,830	1,415	—
No change in severity
Estimated (decrease) increase in reserves	(2,177)	—	2,177
Estimated increase (decrease) in net income	1,415	—	(1,415)
+1 percent change in severity
Estimated increase in reserves	—	2,177	4,353
Estimated decrease in net income	—	(1,415)	(2,830)

Commercial automobile direct minus ceded loss and LAE reserves
-1 percent change in severity
Estimated decrease in reserves	(723)	(361)	—
Estimated increase in net income	470	235	—
No change in severity
Estimated (decrease) increase in reserves	(361)	—	361
Estimated increase (decrease) in net income	235	—	(235)
+1 percent change in severity
Estimated increase in reserves	—	361	723
Estimated decrease in net income	—	(235)	(470)

Homeowners direct minus ceded loss and LAE reserves
-1 percent change in severity
Estimated decrease in reserves	(421)	(210)	—
Estimated increase in net income	273	137	—
No change in severity
Estimated (decrease) increase in reserves	(210)	—	210
Estimated increase (decrease) in net income	137	—	(137)
+1 percent change in severity
Estimated increase in reserves	—	210	421
Estimated decrease in net income	—	(137)	(273)

All other direct minus ceded loss and LAE reserves
-1 percent change in severity
Estimated decrease in reserves	(275)	(137)	—
Estimated increase in net income	179	89	—
No change in severity
Estimated (decrease) increase in reserves	(137)	—	137
Estimated increase (decrease) in net income	89	—	(89)
+1 percent change in severity
Estimated increase in reserves	—	137	275
Estimated decrease in net income	—	(89)	(179)

Our estimated share of CAR loss and LAE reserves is based on assumptions about our Participation Ratio, the size of CAR, and the resulting deficit (similar assumptions apply with respect to the FAIR Plan).  Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our CAR reserves. Each of our assumptions could have a reasonably possible range of plus or minus 5 percentage-points for each estimation.  The following sensitivity table presents information on the effect each 1 percentage-point change in our assumptions about our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2007. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(558)	$558
Estimated increase (decrease) in net income	363	(363)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(186)	186
Estimated increase (decrease) in net income	121	(121)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(108)	108
Estimated increase (decrease) in net income	70	(70)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. The Company’s prior year reserves decreased by $9,366 and $13,293 for the three months ended March 31, 2007 and 2006, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2007 and 2006. Each accident year represents all claims for an annual accounting period in which the loss events occurred, regardless of when the losses were actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

Accident	Three Months Ended March 31,
Year	2007	2006
1997 & prior	$—	$(45)
1998	(2)	23
1999	0	(32)
2000	(8)	(15)
2001	(18)	(372)
2002	44	(749)
2003	(67)	(1,559)
2004	(1,555)	(3,482)
2005	(2,749)	(7,062)
2006	(5,011)	—
All prior years	$(9,366)	$(13,293)

The decreases in prior years reserves during the three months ended March 31, 2007 and 2006 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2007 decrease is primarily composed of reductions of $4,934 in our retained automobile reserves and $4,127 in reserves assumed from CAR. The 2006 decrease is primarily composed of reductions of $5,766 in CAR assumed reserves, $5,022 in our retained automobile reserves, and $2,505 in our retained homeowners reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the three months ended March 31, 2007.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1997 & prior	$—	$—	$—	$—	$—
1998	(1)	(1)	—	—	(2)
1999	(1)	1	—	—	—
2000	(2)	(6)	—	—	(8)
2001	2	(20)	—	—	(18)
2002	1	43	—	—	44
2003	(2)	40	—	(105)	(67)
2004	(1,259)	(96)	—	(200)	(1,555)
2005	(2,436)	(313)	—	—	(2,749)
2006	(4,686)	(325)	—	—	(5,011)
All prior years	$(8,384)	$(677)	$—	$(305)	$(9,366)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of direct minus ceded reserves for losses and LAE for the three months ended March 31, 2007; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1997 & prior	$—	$—	$—	$—	$—
1998	(1)	(1)	—	—	(2)
1999	(1)	—	—	—	(1)
2000	(2)	—	—	—	(2)
2001	2	—	—	—	2
2002	1	1	—	—	2
2003	(2)	2	—	(105)	(105)
2004	(925)	(75)	—	(200)	(1,200)
2005	(1,757)	(250)	—	—	(2,007)
2006	(1,926)	—	—	—	(1,926)
All prior years	$(4,611)	$(323)	$—	$(305)	$(5,239)

The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the three months ended March 31, 2007.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1997 & prior	$—	$—	$—	$—	$—
1998	—	—	—	—	—
1999	—	1	—	—	1
2000	—	(6)	—	—	(6)
2001	—	(20)	—	—	(20)
2002	—	42	—	—	42
2003	—	38	—	—	38
2004	(334)	(21)	—	—	(355)
2005	(679)	(63)	—	—	(742)
2006	(2,760)	(325)	—	—	(3,085)
All prior years	$(3,773)	$(354)	$—	$—	$(4,127)

Our private passenger automobile line of business prior year reserves decreased by $8,384 for the three months ended March 31, 2007. The decrease was primarily due to reductions in our retained private passenger automobile reserves for the 2006, 2005 and 2004 accident years by $1,926, $1,757, and $925 respectively, primarily due to better than previously estimated severity on our established bodily injury and property damage case reserves and fewer IBNR claims than previously estimated. In addition, the decrease was due to improved assumed CAR results for the private passenger automobile pool for the 2006, 2005 and 2004 accident years of $2,760, $679 and $334, respectively. The improved CAR results were due primarily to improved CAR private passenger loss ratios for 2006, 2005 and 2004 as published and reported by the CAR Loss Reserving Committee at the March 7, 2007 meeting as compared to the December 4, 2006 meeting.

Our commercial automobile line of business prior year reserves decreased by $677 for the three months ended March 31, 2007.  The decrease was primarily due to improved assumed CAR results for the commercial automobile pool for the 2006, 2005, and 2004 accident years of $325, $63 and $21, respectively.  In addition, our retained commercial automobile reserves decreased by $323 due to more favorable commercial automobile bodily injury severity than previously estimated for the 2005 and 2004 accident years and fewer IBNR claims than previously estimated.

In estimating all our loss reserves, including CAR, we follow the guidance prescribed by Statement of Financial Accounting Standards (“FAS”) No. 60, “Accounting and Reporting by Insurance Enterprises” and FAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.”

For further information, see “Results of Operations: Losses and Loss Adjustment Expenses.”

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

For further information, see “Results of Operations: Net Realized Investment Losses.”

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table shows certain of our selected financial results.

	Three Months Ended
	March 31,
	2007	2006
Direct written premiums	$181,506	$178,037
Net written premiums	173,914	173,321
Net earned premiums	153,590	157,778
Investment income	11,039	9,378
Net realized gains (losses) on investments	71	(74)
Finance and other service income	3,993	3,859
Total revenue	168,693	170,941
Loss and loss adjustment expenses	92,558	85,751
Underwriting, operating and related expenses	40,698	40,395
Interest expenses	22	24
Total expenses	133,278	126,170
Income before income taxes	35,415	44,771
Income tax expense	10,766	13,969
Net income	$24,649	$30,802
Earnings per weighted average common share:
Basic	$1.54	$1.96
Diluted	$1.53	$1.94
Cash dividends paid per common share	$0.25	$0.18
Weighted average number of common shares outstanding:
Basic	15,992,229	15,710,587
Diluted	16,064,746	15,894,797

Direct Written Premiums.  Direct written premiums for the three months ended March 31, 2007 increased by $3,469, or 1.9%, to $181,506 from $178,037 for the comparable 2006 period.  The 2007 increase occurred primarily in our homeowners line, which experienced a 5.6% increase in average written premium and an 8.9% increase in written exposures.  Our personal automobile line experienced an average written premium increase of 0.7% and an increase of 0.2% in written exposures.  Our commercial automobile line experienced a 0.9% increase in average written premium and an increase of 3.2% in written exposures.

Net Written Premiums. Net written premiums for the three months ended March 31, 2007 increased by $593, or 0.3%, to $173,914 from $173,321 for the comparable 2006 period.  This increase was due to the factors that increased direct written premiums combined with a decrease in premiums ceded to CAR, and partially offset by a decrease in premiums assumed from CAR.

Net Earned Premiums.  Net earned premiums for the three months ended March 31, 2007 decreased by $4,118, or 2.7%, to $153,590 from $157,778 for the comparable 2006 period primarily as a result of a decrease in premiums assumed from CAR.

                The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2007	2006
Written Premiums
Direct	$181,506	$178,037
Assumed	13,527	17,284
Ceded	(21,119)	(22,000)
Net written premiums	$173,914	$173,321

Earned Premiums
Direct	$157,598	$158,987
Assumed	16,394	19,612
Ceded	(20,402)	(20,821)
Net earned premiums	$153,590	$157,778

Net Investment Income.  Net investment income for the three months ended March 31, 2007 was $11,039 compared to $9,378 for the comparable 2006 period. Average cash and investment securities (at amortized cost) increased by $86,466, or 9.8%, to $973,242 for the three months ended March 31, 2007 from $886,776 for the three months ended March 31, 2006.  Net effective annualized yield on the investment portfolio increased to 4.5% during the three months ended March 31, 2007 from 4.2% during 2006.  Our duration decreased to 4.5 years at March 31, 2007 from 4.6 years at December 31, 2006.

Net Realized (Losses) Gains on Investments.  Net realized gains on investments were $71 for the three months ended March 31, 2007 compared to  net realized losses of  $74 for the comparable 2006 period.

The gross unrealized appreciation (depreciation) of investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, was as follows:

	March 31, 2007
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$216,015	$1,345	$(2,448)	$214,912
Obligations of states and political subdivisions	490,559	5,547	(2,012)	494,094
Asset-backed securities(1)	119,941	396	(1,103)	119,234
Corporate and other securities	85,011	611	(762)	84,860
Subtotal, fixed maturity securities	911,526	7,899	(6,325)	913,100
Equity securities	6,393	235	—	6,628
Totals	$917,919	$8,134	$(6,325)	$919,728

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), and Small Business Administration (SBA). The total of these fixed maturity securities was $206,020 at amortized cost and $204,990 at estimated fair value as of March 31, 2007. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

As of March 31, 2007, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody’s which received Standard & Poor’s ratings of A- or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	March 31, 2007
	Estimated
	Fair Value	Percent

U.S. Treasury securities and obligations of U.S. Government agencies	$214,912	23.5%
Aaa/Aa	582,331	63.8%
A	69,030	7.6%
Baa	29,228	3.2%
Not rated (Standard & Poor’s rating of A- or higher)	17,599	1.9%
Total	$913,100	100.0%

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

The following table illustrates the gross unrealized losses included in our investment portfolio and the estimated fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2007.

	As of March 31, 2007
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$35,086	$127	$102,182	$2,321	$137,268	$2,448
Obligations of states and political subdivisions	92,827	222	102,213	1,790	195,040	2,012
Asset-backed securities	39,434	265	39,150	838	78,584	1,103
Corporate and other securities	19,431	242	33,216	520	52,647	762
Total temporarily impaired securities	$186,778	$856	$276,761	$5,469	$463,539	$6,325

The unrealized losses recorded on the fixed maturity investment portfolio at March 31, 2007 resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

Of the $6,325 gross unrealized losses as of March 31, 2007, $4,460 relates to fixed maturity obligations of states and political subdivisions and U.S. government agencies. The remaining $1,865 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate and other fixed maturity securities.

During the three months ended March 31, 2007 and 2006, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended March 31, 2007 was $3,993 compared to $3,859 for the comparable 2006 period. This increase was primarily due to the increase in direct premiums written.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred during the three months ended March 31, 2007 increased by $6,807 or 7.9%, to $92,558 from $85,751 for the comparable 2006 period.  Our GAAP loss ratio for the three months ended March 31, 2007 increased to 60.3% from 54.3% for the comparable 2006 period.  Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31, 2007 increased to 51.8% from 47.3% for the comparable 2006 period. The loss ratio increased as a result of an increase in personal and commercial automobile claim frequency combined with decreases in favorable loss development in our homeowners line and CAR assumed automobile prior year results.  Total prior year favorable development included in the pre-tax results for the quarter ended March 31, 2007 was $9,366 compared to prior year favorable development of $13,293 for the comparable 2006 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the three months ended March 31, 2007 increased by $303, or 0.8%, to $40,698 from $40,395 for the comparable 2006 period. Our GAAP expense ratios for the first quarter of 2007 increased to 26.5% from 25.6% for the comparable 2006 period, primarily due to the decrease in net earned premiums as discussed above.

Interest Expenses.  Interest expense for the first quarter of 2007 was $22 compared to $24 for the comparable 2006 period. We had no debt outstanding during the three months ended both March 31, 2007 and 2006. Interest expense related to our credit facility commitment was $18 for both the first quarter of 2007 and 2006.

Income Tax Expense.  Our effective tax rate was 30.4% and 31.2% for the first quarter of 2007 and 2006, respectively.  These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

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

Net cash provided by operating activities was $18,991 and $19,737 during the three months ended March 31, 2007 and 2006, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash provided from investing activities was $24,728 during the three months ended March 31, 2007 compared to net cash used for investing activities of $85,983 used during the three months ended March 31, 2006. Net cash provided during the three months ended March 31, 2007 was primarily the result of sales and maturities of fixed maturity securities in excess of  purchases.  Net cash used during the comparable 2006 period was primarily the result of purchases of fixed maturity securities in excess of sales and maturities.

Net cash used for financing activities was $3,862 and $2,405 during the three months ended March 31, 2007 and 2006, respectively, and is primarily comprised  of dividend payments to shareholders.

Credit Facility

 Safety has a $30,000 revolving credit facility with Citizens Bank of Massachusetts which expires on June 17, 2008. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.5% above the federal funds rate plus 1.5% per annum.  Interest only is payable prior to maturity. The obligations of Safety under the credit facility are secured by pledges of Safety’s assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of March 31, 2007, we were in compliance with all such covenants.

We had no amounts outstanding on our credit facility at March 31, 2007 and 2006.  The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at March 31, 2007 and 2006.

Regulatory Matters

Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2006, the statutory surplus of Safety Insurance was $457,505, and its net income for 2006 was $110,075. As a result, a maximum of $110,075 is available in 2007 for such dividends without prior approval of the Division. During the three months ended March 31, 2007, Safety Insurance paid dividends to Safety of $2,085.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 15, 2007, our Board approved a quarterly cash dividend on our common stock of $0.25 per share, or $4,043, which was paid on March 15, 2007 to shareholders of record on March 1, 2007.  On May 7, 2007, our Board approved a quarterly cash dividend on our common stock of $0.25 per share to be paid on June 15, 2007 to shareholders of record on June 1, 2007.  We plan to continue to declare and pay quarterly cash dividends in 2007, depending on our financial position and the regularity of our cash flows.

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

Off-Balance Sheet Arrangements

We have no material obligations under a guarantee contract meeting the characteristics identified in paragraph 3 of FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others.” We have no material retained or contingent interests in assets transferred to an unconsolidated entity. We have no material obligations, including contingent obligations, under contracts that would be accounted for as derivative instruments. We have no obligation, including contingent obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us. We have no direct investments in real estate and no holdings of mortgages secured by commercial real estate. Accordingly, we have no material off-balance sheet arrangements.

Contractual Obligations

We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At March 31, 2007, certain long-term aggregate contractual obligations and credit related commitments are summarized as follows:

	Payments Due by Period
	Within	Two to Three	Four to Five	After
	One Year	Years	Years	Five Years	Total
Loss and LAE reserves	$222,233	$199,556	$27,212	$4,535	$453,536
Operating leases	3,108	2,565	53	—	5,726
Total contractual obligations	$225,341	$202,121	$27,265	$4,535	$459,262

As of March 31, 2007, the Company had loss and LAE reserves of $453,536, reinsurance recoverables of $79,806 and net loss and LAE reserves of $373,730. Our loss and LAE reserves are estimates as described in more detail under “Critical Accounting Policies and Estimates”. The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC, such as those set forth under the caption “Risk Factors” in our Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of March 31, 2007
Estimated fair value	$957,319	$913,100	$867,194
Estimated increase (decrease) in fair value	$44,219	$—	$(45,906)

An important market risk for all of our long-term debt is interest rate risk. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. We had no debt outstanding under our credit facility during the three months ended March 31, 2007.  Assuming maximum utilization of our credit facility for the entire year, a 2.0% change in the prevailing interest rate on our variable rate debt would result in interest expense fluctuating approximately $600.

Equity Risk.   Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of common stocks, mutual funds and other equities. While we have in the past held common equity securities in our investment portfolio, presently we hold none, except for interests in mutual funds to fund the Safety Insurance Company Executive Incentive Compensation Plan, a non-qualified deferred compensation plan maintained for the purpose of providing deferred compensation to a select group of management. We continuously evaluate market conditions and we expect in the future to purchase equity securities. We principally managed equity price risk through industry and issuer diversification and asset allocation techniques.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds -  None.

Item 3.     Defaults upon Senior Securities -  None.

Item 4.     Submission of Matters to a Vote of Security Holders -  None.

Item 5.    Other Information -  None.

Item 6.    Exhibits - The exhibits are contained herein as listed in the Exhibit Index on page 38.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)
Date: May 10, 2007
	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Eighth amendment to the Lease Agreement between the Company and Aman, Inc. for the lease of office space at 20 Custom House Street, Boston, Massachusetts, dated April 5, 2007. (2)

11	Statement re: Computation of Per Share Earnings. (1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)  Not included herein as the information can be calculated from the face of the Consolidated Statements of Operations (see page 4).
(2)  Included herein.