Form 10-Q
period 2007-06-30
SAFETY INSURANCE GROUP INC
filed 2007-08-09
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007, there were 16,234,663 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $892,012 and $936,534)	$879,105	$936,280
Equity securities, at fair value (cost: $6,481 and $4,038)	6,848	4,325
Total investment securities	885,953	940,605
Cash and cash equivalents	92,451	26,283
Accounts receivable, net of allowance for doubtful accounts	175,475	158,190
Receivable for securities sold	5,582	—
Accrued investment income	9,765	9,776
Taxes recoverable	—	1,781
Receivable from reinsurers related to paid loss and loss adjustment expenses	13,976	13,282
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	79,457	78,464
Ceded unearned premiums	33,135	33,042
Deferred policy acquisition costs	52,367	47,404
Deferred income taxes	21,132	16,868
Equity and deposits in pools	39,966	26,166
Other assets	9,230	3,887
Total assets	$1,418,489	$1,355,748

Liabilities
Loss and loss adjustment expense reserves	$458,234	$449,444
Unearned premium reserves	356,509	333,404
Accounts payable and accrued liabilities	30,169	48,666
Taxes payable	835	—
Outstanding claims drafts	17,299	16,279
Payable to reinsurers	23,570	11,568
Payable for securities purchased	1,720	—
Capital lease obligations	—	39
Total liabilities	888,336	859,400

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,233,463 and 16,096,004 shares issued and outstanding, respectively	162	161
Additional paid-in capital	132,297	129,785
Accumulated other comprehensive (loss) income, net of taxes	(8,151)	21
Retained earnings	405,845	366,381
Total shareholders’ equity	530,153	496,348
Total liabilities and shareholders’ equity	$1,418,489	$1,355,748

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net earned premiums	$153,925	$156,261	$307,515	$314,039
Net investment income	10,780	9,834	21,819	19,212
Net realized losses on investments	(162)	(187)	(91)	(261)
Finance and other service income	3,995	3,720	7,988	7,579
Total revenue	168,538	169,628	337,231	340,569

Losses and loss adjustment expenses	92,769	84,604	185,327	170,355
Underwriting, operating and related expenses	43,021	41,757	83,719	82,152
Interest expenses	19	20	41	44
Total expenses	135,809	126,381	269,087	252,551

Income before income taxes	32,729	43,247	68,144	88,018
Income tax expense	9,813	14,109	20,580	28,078
Net income	$22,916	$29,138	$47,564	$59,940

Earnings per weighted average common share:
Basic	$1.43	$1.84	$2.97	$3.80
Diluted	$1.42	$1.81	$2.95	$3.75

Cash dividends paid per common share	$0.25	$0.18	$0.50	$0.36

Weighted average number of common shares outstanding:
Basic	16,052,236	15,826,992	16,022,487	15,769,133
Diluted	16,127,154	16,056,362	16,096,412	15,992,337

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive		Total
	Common	Paid-in	Income/(Loss),	Retained	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Equity
Balance at December 31, 2005	$158	$120,451	$(833)	$268,173	$387,949
Net income, January 1 to June 30, 2006				59,940	59,940
Other comprehensive loss, net of deferred federal income taxes			(11,882)		(11,882)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	2	5,086			5,088
Dividends paid				(5,721)	(5,721)
Balance at June 30, 2006	$160	$125,537	$(12,715)	$322,392	$435,374

			Accumulated
			Other
		Additional	Comprehensive		Total
	Common	Paid-in	Income/(Loss),	Retained	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Equity
Balance at December 31, 2006	$161	$129,785	$21	$366,381	$496,348
Net income, January 1 to June 30, 2007				47,564	47,564
Other comprehensive loss, net of deferred federal income taxes			(8,172)		(8,172)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	2,512			2,513
Dividends paid				(8,100)	(8,100)
Balance at June 30, 2007	$162	$132,297	$(8,151)	$405,845	$530,153

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$22,916	$29,138	$47,564	$59,940

Other comprehensive losses, net of taxes:
Unrealized holding losses during the period, net of tax benefit of $(5,079), $(3,004), $(4,433) and $(6,489)	(9,432)	(5,578)	(8,231)	(12,052)
Reclassification adjustment for losses included in net income, net of tax benefit of $57, $65, $32 and $91	105	122	59	170

Unrealized losses on securities available for sale	(9,327)	(5,456)	(8,172)	(11,882)

Comprehensive income	$13,589	$23,682	$39,392	$48,058

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$47,564	$59,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	4,673	4,286
Provision (benefit) for deferred income taxes	136	(176)
Net realized losses on investments	91	261
Changes in assets and liabilities:
Accounts receivable	(17,285)	(7,654)
Accrued investment income	11	(1,190)
Receivable from reinsurers	(1,687)	5,850
Ceded unearned premiums	(93)	321
Deferred policy acquisition costs	(4,963)	(5,020)
Other assets	(12,272)	(16,902)
Loss and loss adjustment expense reserves	8,790	(21,095)
Unearned premium reserves	23,105	21,283
Accounts payable and accrued liabilities	(18,497)	(14,309)
Payable to reinsurers	12,002	14,606
Other liabilities	2,023	(1,810)
Net cash provided by operating activities	43,598	38,391

Cash flows from investing activities:
Fixed maturities purchased	(125,306)	(270,442)
Equity securities purchased	(3,329)	(2,455)
Proceeds from sales of fixed maturities	152,385	93,154
Proceeds from maturities of fixed maturities	11,000	12,200
Proceeds from sales of equity securities	979	485
Fixed assets purchased	(5,488)	(501)
Net cash provided by (used for) investing activities	30,241	(167,559)

Cash flows from financing activities:
Proceeds and excess tax benefits from exercise of stock options	429	3,405
Dividends paid to shareholders	(8,100)	(5,721)
Net cash used for financing activities	(7,671)	(2,316)

Net increase (decrease) in cash and cash equivalents	66,168	(131,484)
Cash and cash equivalents at beginning of year	26,283	163,027
Cash and cash equivalents at end of period	$92,451	$31,543

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

The financial information as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2007.

The Company is a leading provider of personal lines property and casualty insurance focused exclusively on the Massachusetts market. The Company’s principal product line is private passenger automobile insurance, which accounted for 76.0% of its direct written premiums in 2006. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company and Safety Property and Casualty Insurance Company.

2.  Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“FAS 155”).  This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  This statement also adds clarity regarding interest-only strips and principal-only strips that are not subject to the requirements of Statement No. 133, and requires companies to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments containing an embedded derivative that requires bifurcation.  FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company adopted FAS 155 on January 1, 2007.  The adoption of FAS 155 did not have a material impact on the Company’s consolidated results of operations or financial position.

For information regarding the Company’s adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), see Note 9.

3.  Earnings Per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted EPS are calculated by dividing net income by the weighted average number of basic common shares outstanding and the net effect of potentially dilutive common shares. At June 30, 2007 and 2006, the Company’s potentially dilutive instruments consisted of common shares under options of 356,268 and 480,797, respectively, and common shares under restriction of 176,781 and 118,790, respectively.

Basic and diluted EPS for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Earnings per weighted average common share:
Basic	$1.43	$1.84	$2.97	$3.80
Diluted	$1.42	$1.81	$2.95	$3.75

Weighted average number of common shares outstanding:
Basic	16,052,236	15,826,992	16,022,487	15,769,133
Effect of dilutive securities:
Stock options	62,909	196,168	65,644	197,381
Restricted stock	12,009	33,202	8,281	25,823
Diluted	16,127,154	16,056,362	16,096,412	15,992,337

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 185,825 anti-dilutive stock options for both the three and six months ended June 30, 2007. There were 191,225 anti-dilutive stock options for both the three and six months ended June 30, 2006.

Diluted EPS also excludes common shares under restriction with a fair value on the grant effective date greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 65,760 anti-dilutive shares under restriction for both the three and six months ended June 30, 2007. There were no anti-dilutive shares under restriction for both the three and six months ended June 30, 2006.

4.  Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

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

The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At June 30, 2007, there were 1,170,260 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock-based awards granted under the Incentive Plan during the six months ended June 30, 2007 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share(1)	Vesting Terms
RS	February 26, 2007	65,760	$45.62	3 years, 30%-30%-40%
RS	February 26, 2007	4,000	$45.62	No vesting period(2)
RS	March 22, 2007	49,971	$38.78	5 years, 20% annually

(1)   The fair value per share of the restricted stock grant is equal to the closing price of the Company’s common stock on the grant date.

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

As a result of adopting FAS 123R on January 1, 2006, the Company’s net income for the three and six months ended June 30, 2007 was lowered by $169 and $307, net of income tax benefit of $91 and $165, respectively.  The impact on both basic and diluted EPS for the three and six months ended June 30, 2007 was a reduction of $0.01 and $0.02 per share, respectively. For the three and six months ended June 30, 2006, the Company’s net income was lowered by $137 and $275, net of income tax benefits of $73 and $148, respectively.  The impact on both basic and diluted EPS for the three and six months ended June 30, 2006 was a reduction of $0.01 and $0.02 per share, respectively.

Stock Options

The fair value of stock options used to compute net income and earnings per share for the three and six months ended June 30, 2007 and 2006 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Three and Six Months Ended June 30,
	2007	2006
Expected dividend yield	1.36% - 2.52%	1.36% - 2.52%
Expected volatility	0.20 - 0.36	0.20 - 0.36
Risk-free interest rate	3.23% - 4.76%	3.23% - 4.76%
Expected holding period	6.5 - 7 years	6.5 - 7 years

Expected dividend yield is the Company’s dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future.   Expected volatility is based on historical volatility of the Company’s common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option.  The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option.  The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107 “Share-Based Payment,” which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term.

The following table summarizes stock option activity under the Incentive Plan for the six months ended June 30, 2007.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding, beginning of year	373,996	$27.53
Exercised	(17,728)	16.14
Outstanding, end of quarter	356,268	28.10	7.2 years	$4,920
Exercisable, end of quarter	81,392	$28.25	7.3 years	$1,107

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $41.40 on June 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.  The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at June 30, 2007 and 2006.  There were no stock options granted during the six months ended June 30, 2007. The weighted average grant date fair value of options granted during the six months ended June 30, 2006 was estimated at $16.05.  The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $448 and $4,625, respectively.

A summary of the status of non-vested options as of June 30, 2007 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Non-vested, beginning of year	347,721	$28.27
Vested	(72,845)	29.06
Non-vested, end of quarter	274,876	$28.06

As of June 30, 2007, there was $2,070 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 2.0 years.

Cash received from options exercised was $286 and $1,980 for the six months ended June 30, 2007 and 2006, respectively.

Restricted Stock

Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as expense over the requisite service period.

The following table summarizes restricted stock activity under the Incentive Plan during the six months ended June 30, 2007.

	Shares	Weighted
	Under	Average
	Restriction	Fair Value
Outstanding, beginning of year	126,790	$35.67
Granted	119,731	42.77
Vested and unrestricted	(57,740)	34.57
Outstanding, end of quarter	188,781	$41.82

As of June 30, 2007, there was $6,544 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years.  The total fair value of the shares that became vested and unrestricted during the six months ended June 30, 2007 and 2006 was $1,996 and $882, respectively.  For the six months ended June 30, 2007 and 2006, the Company recorded compensation expense related to restricted stock of $914 and $572, net of income tax benefits of $492 and $308, respectively.

5.  Investments

The gross unrealized appreciation (depreciation) of investments in fixed maturities securities and equity securities, including interests in mutual funds, was as follows:

	June 30, 2007
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$213,233	$39	$(5,243)	$208,029
Obligations of states and political subdivisions	489,466	1,500	(5,475)	485,491
Asset-backed securities(1)	111,370	26	(2,203)	109,193
Corporate and other securities	77,943	239	(1,790)	76,392
Subtotal, fixed maturity securities	892,012	1,804	(14,711)	879,105
Equity securities	6,481	377	(10)	6,848
Totals	$898,493	$2,181	$(14,721)	$885,953

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), and Small Business Administration (SBA). The total of these fixed maturity securities was $203,238 at amortized cost and $198,120 at estimated fair value as of June 30, 2007. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government agencies.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2007
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$30,971	$30,713
Due after one year through five years	155,717	153,715
Due after five years through ten years	179,767	178,059
Due after ten years through twenty years	202,646	200,913
Due after twenty years	8,303	8,392
Asset-backed securities	314,608	307,313
Totals	$892,012	$879,105

The gross realized gains (losses) on sales of fixed maturities and equity securities were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross realized gains
Fixed maturity securities	$9	$340	$852	$377
Equity securities	—	13	93	31
Gross realized losses
Fixed maturity securities	(171)	(531)	(1,036)	(660)
Equity securities	—	(9)	—	(9)
Net realized losses on investments	$(162)	$(187)	$(91)	$(261)

Proceeds from fixed maturities maturing were $6,000 and $3,200 for the three months ended June 30, 2007 and 2006, respectively.  Proceeds from fixed maturities maturing were $11,000 and $12,200 for the six months ended June 30, 2007 and 2006, respectively.

The following tables illustrate the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2007
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$104,547	$1,865	$101,754	$3,378	$206,301	$5,243
Obligations of states and political subdivisions	253,223	2,705	103,974	2,770	357,197	5,475
Asset-backed securities	44,983	1,006	52,796	1,197	97,779	2,203
Corporate and other securities	27,525	558	38,381	1,232	65,906	1,790
Subtotal, fixed maturity securities	430,278	6,134	296,905	8,577	727,183	14,711
Equity securities	626	10	—	—	626	10
Total temporarily impaired securities	$430,904	$6,144	$296,905	$8,577	$727,809	$14,721

The Company’s investment portfolio included 260 securities in an unrealized loss position at June 30, 2007. The Company’s methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery of its costs.

As of June 30, 2007, the Company’s portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. Government and Agency securities and asset-backed securities (i.e., all securities received a rating assigned by Moody’s Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody’s which received S&P ratings of A- or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).  The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated Aaa/AAA.  Management expects the recent subprime mortgage market deterioration to have little or no effect on the Company’s portfolio.  The unrealized losses recorded on the fixed maturity investment portfolio at June 30, 2007, resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as the Company has the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

During the three and six months ended June 30, 2007 and 2006, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Interest and dividends on fixed maturities	$10,240	$9,584	$21,111	$17,924
Dividends on equity securities	79	31	105	38
Interest on cash and cash equivalents	785	511	1,253	1,831
Total investment income	11,104	10,126	22,469	19,793
Investment expenses	324	292	650	581
Net investment income	$10,780	$9,834	$21,819	$19,212

6.   Loss and Loss Adjustment Expense (“LAE”) Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated:

	Six Months Ended June 30,
	2007	2006
Reserves for losses and LAE, beginning of year	$449,444	$450,716
Less reinsurance recoverable on unpaid losses and LAE	(78,464)	(80,550)
Net reserves for losses and LAE, beginning of year	370,980	370,166

Incurred losses and LAE, related to:
Current year	200,048	195,734
Prior years	(14,721)	(25,379)
Total incurred losses and LAE	185,327	170,355

Paid losses and LAE related to:
Current year	93,315	100,113
Prior years	84,215	86,855
Total paid losses and LAE	177,530	186,968

Net reserves for losses and LAE, end of quarter	378,777	353,553
Plus reinsurance recoverables on unpaid losses and LAE	79,457	76,068
Reserves for losses and LAE, end of quarter	$458,234	$429,621

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $14,721 and $25,379 for the six months ended June 30, 2007 and 2006, respectively.  The decreases in prior years reserves during the six months ended June 30, 2007 and June 30, 2006 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The decrease in prior year reserves during the 2007 period is primarily composed of reductions of $7,813 in Commonwealth Automobile Reinsurers (“CAR”) assumed reserves and $6,028 in the Company’s retained automobile reserves.

The decrease in prior year reserves during the 2006 period is primarily composed of reductions of $10,261 in CAR assumed reserves, $11,721 in the Company’s automobile reserves and $2,605 in the Company’s homeowners reserves.

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

8.  Debt

The Company has a $30,000 revolving credit facility with Citizens Bank of Massachusetts which expires on June 17, 2008. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.5% above the federal funds rate plus 1.5% per annum.  Interest only is payable prior to maturity. The obligations of the Company under the credit facility are secured by pledges of the Company’s assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of the Company. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of June 30, 2007, the Company was in compliance with all such covenants.

The Company had no amounts outstanding on its credit facility at June 30, 2007 and at December 31, 2006.  The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at June 30, 2007 and 2006.

9.  Income Taxes

Federal income tax expense for the three and six months ended June 30, 2007 and 2006 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company adopted the provisions of FIN 48 on January 1, 2007.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of its tax positions are more likely than not of being sustained upon audit based upon the technical merits of the tax position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FIN 48, the Company recognized no adjustment to its consolidated balance sheet or statement of operations.

As of January 1, 2007, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate.   The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

The Company records interest and penalties associated with audits as a component of Income before income taxes.  Penalties are recorded in Underwriting, operating and other expenses, and interest expense is recorded in Interest expenses in the consolidated statement of operations.  The Company had no interest and penalties accrued as of the adoption date.

As of June 30, 2007 and December 31, 2006, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2003.

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

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 76.0% of our direct written premiums in 2006), we offer a portfolio of other insurance products, including commercial automobile (14.0% of 2006 direct written premiums), homeowners (7.9% of 2006 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 2.1% of 2006 direct written premiums). Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C, which was formed in December 2006 but has not yet commenced writing business directly (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 652 independent insurance agents in 760 locations throughout Massachusetts.  We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.6% and 12.4% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2007, according to the Commonwealth Automobile Reinsurers (“CAR”) Cession Volume Analysis Report of July 25, 2007, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

Massachusetts Automobile Insurance Market

We are subject to the extensive regulation of the private passenger automobile insurance industry in Massachusetts, which represented 76.0% of our direct written premiums in 2006. Owners of registered automobiles in Massachusetts are required to maintain minimum automobile insurance coverage. The Commissioner of Insurance (the “Commissioner”) has fixed and established the maximum rates that could be charged for private passenger automobile insurance. We are required to participate in a state-mandated reinsurance program run by CAR to which we cede certain unprofitable risks and from which we are allocated a portion of the overall losses. As a servicing carrier of CAR, we are required to issue a policy to all qualified applicants. This program operates at an underwriting deficit. This deficit is allocated among every Massachusetts automobile insurance company, including us, based on a complex formula that takes into consideration a company’s voluntary market share, the rate at which it cedes business to CAR, and the company’s utilization of a credit system CAR has designed to encourage carriers to reduce their use of CAR. In addition, based on our market share, we are assigned certain licensed producers by CAR that have been unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs.

On July 16, 2007, the Commissioner issued two decisions that significantly change how private passenger automobile insurance will be regulated in Massachusetts. In the first decision, the Commissioner announced that she will not fix and establish the maximum premium rates that can be charged for private passenger automobile insurance policies issued or renewed after April 1, 2008. In a letter accompanying the decision, the Commissioner stated that in place of the “fixed and established” system, she intends to institute “a system that introduces managed competition” to the private passenger automobile insurance market.

The Commissioner further indicated that she will introduce a “regulatory framework that will set forth the parameters within which insurance companies will be free to propose premiums . . . .”  The Commissioner has announced that she anticipates promulgating regulations, after a public hearing, concerning this issue. Although we cannot be certain at this time of the details of the Commissioner’s new system or what effect it will have on our business, we anticipate that we will file rates and forms, subject to the disapproval of the Commissioner, to be effective April 1, 2008, for use in connection with our private passenger automobile insurance business in a manner similar to that which we file for our commercial automobile and homeowners insurance lines of business.

In the second decision, the Commissioner approved and set a time table for the implementation of new CAR rules pursuant to which the current reinsurance program run by CAR will be replaced with an assigned risk plan. Under these new rules, we will no longer be assigned ERPs whose business we must insure (subject to the option of ceding it to CAR) and, instead, we will be assigned individual policies by CAR. The new assigned risk plan will begin to be implemented on April 1, 2008 for new business written on and after that date. The last policy effective date on which any risk can be ceded to CAR in accordance with the current reinsurance program is March 31, 2009. We are not able at this time to determine what effect these new CAR rules will have on our business.

The Commissioner’s decision to implement an assigned risk plan brought to a close a lengthy period of regulatory and judicial consideration of the Massachusetts private passenger residual market as described below.

On December 31, 2004, the former Commissioner approved new rules for CAR, which became effective on January 1, 2005 (the “Approved Rules”). The Approved Rules provided for the adoption of an assigned risk plan by CAR. Shortly thereafter, litigation was commenced in Suffolk Superior Court by Commerce Insurance Company against the Commissioner seeking an order permanently enjoining implementation and/or enforcement of the Approved Rules. Certain ERPs, Arbella Mutual Insurance Company and the Center for Insurance Research intervened as plaintiffs and CAR intervened as a defendant in this lawsuit. On June 20, 2005, the Massachusetts Superior Court ruled that the Commissioner lacked the statutory authority to implement the Approved Rules and ordered them vacated. As a result, the Approved Rules did not go into effect. The Commissioner appealed the decision of the Massachusetts Superior Court.  On August 23, 2006, the Massachusetts Supreme Judicial Court overturned the decision of the Massachusetts Superior Court and unanimously ruled that the Commissioner did not need legislative approval to put in place the provisions in the Approved Rules which establish an assigned risk plan. On October 18, 2006, the Commissioner reviewed the Approved Rules and proposed changes (the “Revised Rules”) that would, in part, establish an assigned risk plan called the Massachusetts Automobile Insurance Plan (the “MAIP”). As proposed, the Revised Rules would: 1) eliminate provisions in the current CAR Rules that are no longer necessary in light of the litigation described above; 2) integrate the Revised Rules into the current CAR Rules; 3) set a timetable for the implementation of the MAIP; and 4) revise the MAIP to conform with the Supreme Judicial Court’s remand regarding the so-called “clean in three” provisions contained in the Approved Rules. A hearing was held November 10, 2006, on the Revised Rules and on December 13, 2006, the Commissioner approved changes to the MAIP rules (the “MAIP Rules”) that called for a three year phase in of an assigned risk plan beginning April 1, 2007.

On January 5, 2007, Deval L. Patrick was sworn in as Governor of the Commonwealth of Massachusetts replacing outgoing Governor Mitt Romney. The Commissioner, Julianne M. Bowler, was replaced by the new Governor and on January 19, 2007, Acting Commissioner Joseph G. Murphy, suspended the MAIP Rules (the “Suspended Rules”) for a period not to exceed 90 days. A hearing was held on February 15, 2007, for testimony regarding recommendations or amendments to the Suspended Rules. On February 26, 2007, Governor Patrick selected former Massachusetts Superior Court Justice, Nonnie S. Burns, to be Commissioner. On April 19, 2007, the Commissioner issued a Decision and Order on the Suspended Rules which approved CAR Rules 1 through 20, but remanded to CAR the MAIP Rules, 21 through 40 to make amendments to the “clean in three” provisions (which define those risks that are not eligible for placement in the MAIP), as well as any other appropriate amendments related to “clean in three” that may be contained in other portions of the MAIP Rules. On May 16, 2007, CAR submitted amended “clean in three” provisions to the Commissioner. After a hearing, the Commissioner on July 16, 2007 approved the “clean in three” provisions as submitted and determined that the MAIP Rules are no longer suspended. The Commissioner ordered that the MAIP will begin to phase into operation on April 1, 2008 starting with new business and April 1, 2009 for all other business declined in the voluntary market subject to the “clean-in three” provisions that limit the number of policies that can be non-renewed by companies through April 1, 2011.

While the litigation described above was pending and before the MAIP Rules were approved, in order to address certain perceived inequities in the distribution of ERP exposures, CAR approved on June 15, 2005, rules to modify the ERP subscription relief process, making the reassignment of ERP exposures from an oversubscribed servicing carrier more timely and responsive, while enhancing equity in the ERP distribution for all servicing carriers (the “ERP Subscription Rules”). Also, the practice of two and three-party agreements between ERPs and servicing carriers, in which carriers would negotiate the transfer of selected ERPs from one carrier to another was prohibited. On September 30, 2005, the Commissioner approved the ERP Subscription Rules, and instructed CAR to complete a redistribution of all ERPs to establish for all servicing carriers overall parity in the quantity and quality of their ERP exposures. The redistribution plan for ERPs, as adopted by the CAR Governing Committee on November 16 and December 14, 2005, was approved by the Commissioner on January 27, 2006. On January 31, 2006, CAR notified each reassigned ERP and all servicing carriers of the redistribution. According to the January 31, 2006 CAR Private Passenger ERP Redistribution Summary, 18 Safety ERPs with 25,590 exposures were assigned to other servicing carriers beginning with new business effective March 1, 2006 and renewal business May 1, 2006. In addition, CAR assigned 29 ERPs with 24,670 exposures from other servicing carriers to Safety.  However 25 of these ERPs with 23,116 exposures were given voluntary contracts by their former servicing carrier or other carriers and were, as a result, no longer eligible for assignment to Safety as ERPs. The redistribution of ERPs has eliminated our disproportionate share of high loss ratio ERP business. The Commissioner also ordered CAR to amend the ongoing ERP Subscription Rules after the completion of the ERP physical redistribution. Accordingly, CAR has amended Rule 13 to change the ongoing subscription methodology to measure both the quantity and quality of an ERP by incorporating ERP loss ratios into the determination of subscription relief. CAR amended Rule 13 on June 4, 2007, and the Commissioner held a hearing on July 25, 2007 at which Safety testified in favor of the changes proposed by CAR. A decision on the amended Rule 13 has not been issued by the Commissioner. If approved, this rule will be in effect until the phase-in of the MAIP is completed.

CAR runs a reinsurance pool for commercial automobile policies and beginning January 1, 2006, CAR implemented a Limited Servicing Carrier Program (“LSC”) for ceded commercial automobile policies. CAR approved Safety and five other servicing carriers through a Request for Proposal to process approximately $200,000 of ceded commercial automobile business based on CAR data as of December 31, 2005, which was spread equitably among the six servicing carriers. Each Massachusetts commercial automobile insurer must bear a portion of the losses of the commercial reinsurance pool that is serviced by the six servicing carriers in the LSC program. Subject to Commissioner review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR’s rate level. This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company’s commercial automobile voluntary market share.

CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the “Taxi/Limo Program”). On April 25, 2007, Safety submitted through a Request for Proposal a bid to process a portion of the Taxi/Limo Program. CAR approved Safety as one of the two servicing carriers for this program beginning January 1, 2008. Based on CAR data, Safety would process approximately half of the $19,000 of the ceded Taxi/Limo business.

As noted above, in 2007 and previous years, the Commissioner set the maximum premium rates that could be charged and minimum commissions that had to be paid to agents for private passenger automobile insurance. Beginning in 2007, the effective date of the Commissioner’s rate decision was April 1st as compared to January 1st of 2006 and prior rate decisions. The 2006 rates were in effect from January 1, 2006 until March 31, 2007. The Commissioner announced on December 15, 2006, an 11.7% statewide average private passenger automobile insurance rate decrease for 2007, compared to an 8.7% decrease for 2006. Coinciding with the 2007 rate decision, the Commissioner also approved a 13.0% commission rate agents receive for selling private passenger automobile insurance, as a percentage of premiums, compared to a commission rate of 11.8% in 2006.

Our direct written premiums increased by 33.4% between 2001 and 2006, from $471,866 to $629,511.  However, our direct written premiums decreased by 3.0% between 2005 and 2006 as a result of the state mandated private passenger automobile rate decrease effective January 1, 2006.   We anticipate a further reduction in private passenger automobile direct written premiums for 2007 as a result of the state mandated rate decrease effective April 1, 2007.

Rates did not change January 1, 2007 and the 2006 rates were in effect from January 1, 2006 until March 31, 2007. Our average premium for the six months ended June 30, 2007 decreased by 3.3% from the six months ended June 30, 2006 primarily as a result of the state mandated average rate change. The table below shows average Massachusetts-mandated private passenger automobile premium rate changes and changes in our average premium per automobile exposure.

Massachusetts Private Passenger Rate Decisions

	State Mandated	Safety Change in
	Average Rate	Average Premium per
Year	Change(1)	Automobile Exposure(2)
2007	(11.7)%	(3.3)%
2006	(8.7)%	(6.8)%
2005	(1.7)%	0.1%
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%

(1)  Source: Commissioner rate decisions for 1998 - 2007. The 2007 rate decrease became effective on April 1, 2007.

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

•                  Amounts related to ceded reinsurance are shown gross as ceded unearned premiums and reinsurance recoverables, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

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

Our statutory insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Statutory Ratios:
Loss Ratio	60.3%	54.1%	60.3%	54.2%
Expense Ratio	28.3%	26.7%	26.5%	25.8%
Combined Ratio	88.6%	80.8%	86.8%	80.0%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
GAAP Ratios:
Loss Ratio	60.3%	54.1%	60.3%	54.2%
Expense Ratio	27.9%	26.7%	27.2%	26.2%
Combined Ratio	88.2%	80.8%	87.5%	80.4%

Stock-Based Compensation

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

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

The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At June 30, 2007, there were 1,170,260 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants outstanding under the Incentive Plan as of June 30, 2007 were comprised of 188,781 restricted shares and 356,268 nonqualified stock options.

There were no grants made under the Incentive Plan during the quarter ended June 30, 2007.  A summary of stock-based awards granted under the Incentive Plan during the six months ended June 30, 2007 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share(1)	Vesting Terms
RS	February 26, 2007	65,760	$45.62	3 years, 30%-30%-40%
RS	February 26, 2007	4,000	$45.62	No vesting period(2)
RS	March 22, 2007	49,971	$38.78	5 years, 20% annually

(1)   The fair value per share of the restricted stock grant is equal to the closing price of the common stock on the grant date.

(2)   The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”). In the aftermath of Hurricane Katrina in 2005, various software modelers of storm damage have increased their estimates of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We have adjusted our reinsurance programs as a result of the changes to the models. As of January 2007, our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $280,000. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance protects us in the event of a “246-year storm” (that is, a storm of a severity expected to occur once in a 246-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior). All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better except for  Montpelier Re, Endurance Re, AXA Re and Amlin Bermuda which are rated “A-” (Excellent). We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan’s exposure to catastrophe losses has increased and as a result the FAIR Plan has decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2006, the FAIR Plan purchased $455,000 of catastrophe reinsurance for property losses in excess of $180,000. Beginning on July 1, 2007, the FAIR Plan increased the purchase to $979,500 of catastrophe reinsurance for property losses in excess of $180,000. At June 30, 2007, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies, our actuaries established a range of reasonably possible estimations for net reserves of approximately $337,928 to $383,466 as of June 30, 2007.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. The Company’s selected point estimate of net loss and LAE reserves, based upon the analysis of the Company’s actuaries, was $378,777 as of June 30, 2007.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2007.

Line of Business	Low	Recorded	High
Private passenger automobile	$247,586	$275,505	$276,975
Commercial automobile	51,130	56,828	57,811
Homeowners	28,411	32,393	33,508
All other	10,801	14,051	15,172
Total	$337,928	$378,777	$383,466

For our private passenger, commercial automobile and homeowners lines of business as of June 30, 2007, due to the relatively long time we have been writing these lines of insurance, and our stable long-term trends in frequency and severity, the range of reserves is relatively narrow. For all our other lines of business as of  June 30, 2007, due to the relatively short time we have been writing these lines of business, the sparse amount of data and the resulting immature history available for our analysis, the range of reserves is relatively wide. For all four lines of business we recorded reserves higher than the mid-point of the range.

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of June 30, 2007.

Line of Business	Case	IBNR	Total
Private passenger automobile	$201,918	$21,131	$223,049
CAR assumed private passenger auto	29,014	23,442	52,456
Commercial automobile	29,011	8,506	37,517
CAR assumed commercial automobile	9,022	10,289	19,311
Homeowners	14,961	6,099	21,060
FAIR Plan assumed homeowners	5,228	6,105	11,333
All other	5,566	8,485	14,051
Total net reserves for losses and LAE	$294,720	$84,057	$378,777

Our IBNR reserves for CAR assumed private passenger and CAR assumed commercial automobile business are 44.7% and 53.3%, respectively, of our total reserves for CAR assumed private passenger and CAR assumed commercial automobile business as of June 30, 2007 due to the reporting delays in the information we receive from CAR, as described further in the section below entitled CAR Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding direct less ceded (retained) reserves and assumed reserves as of June 30, 2007.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$223,049
CAR assumed private passenger automobile		$52,456
Net private passenger automobile			$275,505
Commercial automobile	37,517
CAR assumed commercial automobile		19,311
Net commercial automobile			56,828
Homeowners	21,060
FAIR Plan assumed homeowners		11,333
Net homeowners			32,393
All other	14,051	—	14,051
Total net reserves for losses and LAE	$295,677	$83,100	$378,777

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

The CAR deficit, which consists of CAR losses and LAE less premiums ceded to CAR, is allocated among every automobile insurance company writing business in Massachusetts based on a complex formula (the “Participation Ratio”) that takes into consideration a company’s voluntary market share, the amount of business it cedes to CAR and credits the company earns under a system CAR has designed to encourage carriers to voluntarily write business in selected underpriced classes and territories.

We receive a Settlement of Balances report from CAR that reports our share of CAR premium, losses and LAE, on a lagged basis, seventy-five days after the end of every quarter. CAR-published financial data is always at least one quarter behind the financial data we report. For example, when we reported our financial results for the year ended December 31, 2006, we had nine months of reported 2006 CAR financial data, and we had to estimate what CAR would report to us for the last three months of the year.

We receive our final calendar year Participation Ratio report from CAR eight months after the end of that year, and thus we have to estimate for six quarters our share of the CAR deficit. For example, for the year ended December 31, 2006 we had to estimate our 2006 policy year CAR Participation Ratio beginning with the first quarter of 2006 through the second quarter of 2007.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss, will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the six months ended June 30, 2007 a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $3,075. Each 1 percentage-point change in the loss and loss expense ratio would have a $1,999 effect on net income, or $0.12 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although  there is no guarantee that our assumptions will not have more than a 5 percentage-point variation. The following sensitivity tables present information by each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our direct minus ceded loss and LAE reserves and net income for the six months ended June 30, 2007. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private Passenger Auto Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,461)	$(2,230)	$—
Estimated increase in net income	2,900	1,450	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,230)	—	2,230
Estimated increase (decrease) in net income	1,450	—	(1,450)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,230	4,461
Estimated decrease in net income	—	(1,450)	(2,900)

Commercial Auto Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(750)	(375)	—
Estimated increase in net income	488	244	—
No Change in Severity
Estimated (decrease) increase in reserves	(375)	—	375
Estimated increase (decrease) in net income	244	—	(244)
+1 Percent Change in Severity
Estimated increase in reserves	—	375	750
Estimated decrease in net income	—	(244)	(488)

Homeowners Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(421)	(211)	—
Estimated increase in net income	274	137	—
No Change in Severity
Estimated (decrease) increase in reserves	(211)	—	211
Estimated increase (decrease) in net income	137	—	(137)
+1 Percent Change in Severity
Estimated increase in reserves	—	211	421
Estimated decrease in net income	—	(137)	(274)

All Other Direct minus Ceded Loss and LAE Reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(281)	(141)	—
Estimated increase in net income	183	92	—
No Change in Severity
Estimated (decrease) increase in reserves	(141)	—	141
Estimated increase (decrease) in net income	92	—	(92)
+1 Percent Change in Severity
Estimated increase in reserves	—	141	281
Estimated decrease in net income	—	(92)	(183)

Our estimated share of CAR loss and LAE reserves is based on assumptions about our Participation Ratio, the size of CAR, and the resulting deficit (similar assumptions apply with respect to the FAIR Plan). Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our CAR reserves. Each of our assumptions could have a reasonably possible range of plus or minus 5 percentage-points for each estimation. The following sensitivity table presents information on the effect each 1 percentage-point change in our assumptions about our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2007. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(525)	$525
Estimated increase (decrease) in net income	341	(341)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(193)	193
Estimated increase (decrease) in net income	125	(125)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(113)	113
Estimated increase (decrease) in net income	73	(73)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $14,721 and $25,379 for the six months ended June 30, 2007 and 2006, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2007 and 2006. Each accident year represents all claims for an annual accounting period in which the loss events occurred, regardless of when the losses were actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

Accident	Six Months Ended June 30,
Year	2007	2006
1997 & prior	$(5)	$(42)
1998	(7)	1
1999	(84)	(32)
2000	(406)	(26)
2001	(69)	(1,359)
2002	110	(1,338)
2003	5	(2,592)
2004	(1,882)	(7,198)
2005	(4,416)	(12,793)
2006	(7,967)	—
All prior years	$(14,721)	$(25,379)

The decreases in prior years reserves during the six months ended June 30, 2007 and June 30, 2006 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2007 decrease is primarily composed of reductions of $7,813 in reserves assumed from CAR and $6,028 in our retained automobile reserves. The 2006 decrease is primarily composed of reductions of $10,261 in CAR assumed reserves, $11,721 in our retained automobile reserves and $2,605 in our retained homeowners reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the six months ended June 30, 2007.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1997 & prior	$(1)	$(4)	$—	$—	$(5)
1998	(1)	(6)	—	—	(7)
1999	(81)	(3)	—	—	(84)
2000	(390)	(18)	2	—	(406)
2001	(47)	(31)	9	—	(69)
2002	2	93	15	—	110
2003	(2)	89	23	(105)	5
2004	(1,588)	(96)	2	(200)	(1,882)
2005	(3,680)	(707)	(29)	—	(4,416)
2006	(6,889)	(481)	(524)	(73)	(7,967)
All prior years	$(12,677)	$(1,164)	$(502)	$(378)	$(14,721)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the six months ended June 30, 2007; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1997 & prior	$(1)	$(1)	$—	$—	$(2)
1998	(1)	—	—	—	(1)
1999	1	—	—	—	1
2000	(261)	—	—	—	(261)
2001	2	—	—	—	2
2002	2	—	—	—	2
2003	(2)	1	—	(105)	(106)
2004	(923)	(76)	—	(200)	(1,199)
2005	(1,756)	(650)	—	—	(2,406)
2006	(2,363)	—	(209)	(73)	(2,645)
All prior years	$(5,302)	$(726)	$(209)	$(378)	$(6,615)

The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the six months ended June 30, 2007.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1997 & prior	$—	$(3)	$—	$—	$(3)
1998	—	(6)	—	—	(6)
1999	(82)	(3)	—	—	(85)
2000	(129)	(18)	2	—	(145)
2001	(49)	(31)	9	—	(71)
2002	—	93	15	—	108
2003	—	88	23	—	111
2004	(665)	(20)	2	—	(683)
2005	(1,924)	(57)	(29)	—	(2,010)
2006	(4,526)	(481)	(315)	—	(5,322)
All prior years	$(7,375)	$(438)	$(293)	$—	$(8,106)

Our private passenger automobile line of business prior year reserves decreased by $12,677 for the six months ended June 30, 2007. The decrease was due to improved assumed CAR results for the private passenger automobile pool for the 2006, 2005 and 2004 accident years of $4,526, $1,924 and $665, respectively. The improved CAR results were due primarily to improved CAR private passenger loss ratios for 2006, 2005 and 2004 as published and reported by the CAR Loss Reserving Committee at the June 6, 2007 meeting as compared to the March 7, 2007 meeting.  In addition, the decrease was due to reductions in our retained private passenger automobile reserves for the 2006, 2005 and 2004 accident years by $2,363, $1,756, and $923 respectively, primarily due to better than previously estimated severity on our established bodily injury and property damage case reserves and fewer IBNR claims than previously estimated.

Our commercial automobile line of business prior year reserves decreased by $1,164 for the six months ended June 30, 2007. Our retained commercial automobile reserves decreased by $726 primarily due to fewer IBNR claims than previously estimated for the 2005 accident year.  Additionally, the decrease was due to improved assumed CAR results for the commercial automobile pool for the 2006 accident year of $481.

Our homeowners line of business prior year reserves decreased by $502 for the six months ended June 30, 2007 primarily as a result of improved FAIR Plan results for 2006.

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

For further information, see “Results of Operations: Net Realized Investment Losses.”

Results of Operations

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Direct written premiums	$158,536	$162,492	$340,042	$340,528
Net written premiums	156,613	162,323	330,527	335,642
Net earned premiums	153,925	156,261	307,515	314,039
Net investment income	10,780	9,834	21,819	19,212
Net realized losses on investments	(162)	(187)	(91)	(261)
Finance and other service income	3,995	3,720	7,988	7,579
Total revenue	168,538	169,628	337,231	340,569
Loss and loss adjustment expenses	92,769	84,604	185,327	170,355
Underwriting, operating and related expenses	43,021	41,757	83,719	82,152
Interest expenses	19	20	41	44
Total expenses	135,809	126,381	269,087	252,551
Income before income taxes	32,729	43,247	68,144	88,018
Income tax expense	9,813	14,109	20,580	28,078
Net income	$22,916	$29,138	$47,564	$59,940

Earnings per weighted average common share:
Basic	$1.43	$1.84	$2.97	$3.80
Diluted	$1.42	$1.81	$2.95	$3.75
Cash dividends paid per common share	$0.25	$0.18	$0.50	$0.36
Weighted average number of common shares outstanding:
Basic	16,052,236	15,826,992	16,022,487	15,769,133
Diluted	16,127,154	16,056,362	16,096,412	15,992,337

Direct Written Premiums.  Direct written premiums for the quarter ended June 30, 2007 decreased by $3,956, or 2.4%, to $158,536 from $162,492 for the comparable 2006 period. Direct written premiums for the six months ended June 30, 2007 decreased by $486, or 0.1%, to $340,042 from $340,528 for the comparable 2006 period. The 2007 decrease occurred primarily in our personal automobile line, which experienced a decrease in average written premium of 3.3% with an increase of 1.9% in written exposures.  In addition, our commercial automobile line experienced a decrease of 2.4% in average written premium and a decrease of 0.6% in written exposures.  Partially offsetting these decreases was an increase in average written premium in our homeowners line of 5.9% and an increase of 8.8% in written exposures.

Net Written Premiums. Net written premiums for the quarter ended June 30, 2007 decreased by $5,710, or 3.5%, to $156,613 from $162,323 for the comparable 2006 period.  Net written premiums for the six months ended June 30, 2007 decreased by $5,115, or 1.5%, to $330,527 from $335,642 for the comparable 2006 period.  These decreases were due to the factors that decreased direct written premiums combined with decreases in premiums assumed from CAR, and partially offset by decreases in premiums ceded to CAR.

Net Earned Premiums.    Net earned premiums for the quarter ended June 30, 2007 decreased by $2,336 or 1.5%, to $153,925 from $156,261 for the comparable 2006 period.  Net earned premiums for the six months ended June 30, 2007 decreased by $6,524, or 2.1%, to $307,515 from $314,039 for the comparable 2006 period.

The effect of assumed and ceded premiums on net written and net earned premiums is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Written Premiums
Direct	$158,536	$162,492	$340,042	$340,528
Assumed	16,964	19,165	30,491	36,448
Ceded	(18,887)	(19,334)	(40,006)	(41,334)
Net written premiums	$156,613	$162,323	$330,527	$335,642

Earned Premiums
Direct	$158,264	$160,228	$315,862	$319,215
Assumed	15,173	20,085	31,567	36,479
Ceded	(19,512)	(24,052)	(39,914)	(41,655)
Net earned premiums	$153,925	$156,261	$307,515	$314,039

Net Investment Income.  Net investment income for the quarter ended June 30, 2007 was $10,780 compared to $9,834 for the comparable 2006 period. Net investment income for the six months ended June 30, 2007 was $21,819 compared to $19,212 for the comparable 2006 period.  Average cash and investment securities (at cost) increased by $85,391, or 9.5%, to $980,430 for the six months ended June 30, 2007 from $895,039 for the comparable 2006 period.  Net effective annualized yield on the investment portfolio increased to 4.5% during the six months ended June 30, 2007 from 4.3% during 2006.  Our duration decreased to 4.4 years at June 30, 2007 from 4.6 years at December 31, 2006.

Net Realized Losses on Investments.  Net realized losses on investments was $162 for the quarter ended June 30, 2007 compared to net realized losses of $187 for the comparable 2006 period. Net realized losses on investments was $91 for the six months ended June 30, 2007 compared to net realized losses of $261 for the comparable 2006 period.

The gross unrealized appreciation (depreciation) of investments in fixed maturity securities and equity securities, including interests in mutual funds, was as follows:

	June 30, 2007
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$213,233	$39	$(5,243)	$208,029
Obligations of states and political subdivisions	489,466	1,500	(5,475)	485,491
Asset-backed securities(1)	111,370	26	(2,203)	109,193
Corporate and other securities	77,943	239	(1,790)	76,392
Subtotal, fixed maturity securities	892,012	1,804	(14,711)	879,105
Equity securities	6,481	377	(10)	6,848
Totals	$898,493	$2,181	$(14,721)	$885,953

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC),

Federal National Mortgage Association (FNMA) and SmallBusiness Administration (SBA). The total of these fixed maturity securities was $203,238 at amortized cost and $198,120 at estimated fair value as of June 30, 2007. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government agencies.

As of June 30, 2007, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody’s which received S&P ratings of A- or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).  We hold no subprime mortgage debt securities.  All of our mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated Aaa/AAA.  We expect the recent subprime mortgage market deterioration to have little or no effect on our portfolio.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	June 30, 2007
	Estimated
	Fair Value	Percent

U.S. Treasury securities and obligations of U.S. Government agencies	$208,029	23.7%
Aaa/Aa	558,862	63.6%
A	66,715	7.6%
Baa	28,624	3.2%
Not rated (Standard & Poor’s rating of A- or higher)	16,875	1.9%
Total	$879,105	100.0%

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

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2007.

	As of June 30, 2007
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$104,547	$1,865	$101,754	$3,378	$206,301	$5,243
Obligations of states and political subdivisions	253,223	2,705	103,974	2,770	357,197	5,475
Asset-backed securities	44,983	1,006	52,796	1,197	97,779	2,203
Corporate and other securities	27,525	558	38,381	1,232	65,906	1,790
Subtotal, fixed maturity securities	430,278	6,134	296,905	8,577	727,183	14,711
Equity securities	626	10	—	—	626	10
Total temporarily impaired securities	$430,904	$6,144	$296,905	$8,577	$727,809	$14,721

The unrealized losses recorded on the fixed maturity investment portfolio at June 30, 2007 resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

Of the $14,721 gross unrealized losses as of June 30, 2007, $10,718 relates to fixed maturity obligations of states and political subdivisions, U.S. Treasury, and U.S. Government agencies. The remaining $4,003 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, equity, corporate and other fixed maturity securities.

During the six months ended June 30, 2007 and 2006, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income increased by $275, or 7.4%, to $3,995 for the quarter ended June 30, 2007 from $3,720 for the comparable 2006 period. Finance and other service income increased by $409, or 5.4%, to $7,988 for the six months ended June 30, 2007 from $7,579 for the comparable 2006 period.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred during the quarter ended June 30, 2007 increased by $8,165, or 9.7%, to $92,769 from $84,604 for the comparable 2006 period.  Losses and loss adjustment expenses incurred during the six months ended June 30, 2007 increased by $14,972, or 8.8%, to $185,327 from $170,355 for the comparable 2006 period. Our GAAP loss ratio for the quarter ended June 30, 2007 increased to 60.3% from 54.1% for the comparable 2006 period.  Our GAAP loss ratio for the six months ended June 30, 2007 increased to 60.3% from 54.2% for the comparable 2006 period. Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended June 30, 2007 increased to 51.9% from 46.7% for the comparable 2006 period. Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2007 increased to 51.9% from 47.0% for the comparable 2006 period. The loss ratio increased as a result of an increase in personal and commercial automobile claim frequency combined with decreases in favorable loss development.  Total prior year favorable development included in the pre-tax results for the quarter and six months ended  June 30, 2007 was $5,355 and $14,721, respectively, compared to prior year favorable development of $12,086 and $25,379, respectively, for the comparable 2006 periods.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the quarter ended June 30, 2006 increased by $1,264, or 3.0%, to $43,021 from $41,757 for the comparable 2006 period. Underwriting, operating and related expense for the six months ended June 30, 2007 increased by $1,567, or 1.9%, to $83,719 from $82,152 for the comparable 2006 period. Our GAAP expense ratios for the second quarter of 2006 increased to 27.9% from 26.7% for the comparable 2006 period. Our GAAP expense ratios for the six months ended June 30, 2007 increased to 27.2% from 26.2% for the comparable 2006 period.  The expense ratio increased primarily as a result of the decreases in net earned premiums as discussed above.

Interest Expenses.  Interest expense for the quarter ended June 30, 2007 was $19 compared to $20 for the comparable 2006 period.  Interest expense for the six months ended June 30, 2007 was $41 compared to $44 for the comparable 2006 period.    The credit facility commitment fee included in interest expense was $18 and $37 for the three and six months ended June 30, 2007, respectively, compared to $19 and $37, respectively, for the comparable 2006 periods.

Income Tax Expense.  Our effective tax rate was 30.0% and 32.6% for the quarters ended June 30, 2007 and 2006, respectively.  Our effective tax rate was 30.2% and 31.9% for the six months ended June 30, 2007 and 2006, respectively. These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income.

Liquidity and Capital Resources

As a holding company, Safety’s assets consist primarily of the stock of our direct and indirect subsidiaries. Our principal sources of funds to meet our obligations and pay dividends to shareholders, therefore are dividends and other permitted payments from our subsidiaries, principally Safety Insurance. Safety is the borrower under our credit facilities.

Safety Insurance’s sources of funds primarily include premiums received, investment income and proceeds from sales and redemptions of investments. Safety Insurance’s principal uses of cash are the payment of claims, operating expenses and taxes, the purchase of investments and payment of dividends to Safety.

Net cash provided by operating activities was $43,598 and $38,391 during the six months ended June 30, 2007 and 2006, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash provided by investing activities was $30,241 during the six months ended June 30, 2007 compared to net cash used of $167,559 during the six months ended June 30, 2006. Net cash provided during the six months ended June 30, 2007 was primarily the result of sales and maturities of fixed maturity securities in excess of purchases. Net cash used during the six months ended June 30, 2006 was primarily the result of investing cash and cash equivalents in fixed maturities securities.

Net cash used for financing activities increased to $7,671 during the six months ended June 30, 2007 from $2,316 during the comparable 2006 period.  The increase was due to an increase in dividends paid to shareholders combined with a decease in proceeds and excess tax benefits from exercise of stock options.

Credit Facility

Safety has a $30,000 revolving credit facility with Citizens Bank of Massachusetts which expires on June 17, 2008. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.5% above the federal funds rate plus 1.5% per annum.  Interest only is payable prior to maturity. The obligations of Safety under the credit facility are secured by pledges of Safety’s assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of June 30, 2007, we were in compliance with all such covenants.

We had no amounts outstanding on our credit facility at June 30, 2007 and 2006.  The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at June 30, 2007 and 2006.

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2006, the statutory surplus of Safety Insurance was $457,505, and its net income for 2006 was $110,075. As a result, a maximum of $110,075 is available in 2007 for such dividends without prior approval of the Division. During the six months ended June 30, 2007, Safety Insurance paid dividends to Safety of $9,097.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 15, 2007, our Board approved a quarterly cash dividend on our common stock of $0.25 per share, or $4,043 which was paid on March 15, 2007 to shareholders of record on March 1, 2007.  On May 7, 2007, our Board approved a quarterly cash dividend on our common stock of $0.25 per share or $4,057 which was paid on June 15, 2007 to shareholders of record on June 1, 2007.  On August 3, 2007, our Board approved a $0.40 per share quarterly cash dividend on our common stock, payable on September 14, 2007 to shareholders of record on September 3, 2007.  We plan to continue to declare and pay quarterly cash dividends in 2007, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board approved a share repurchase program of up to $30,000 of Safety’s outstanding common shares.  Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

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

Contractual Obligations

We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At June 30, 2007, certain long-term aggregate contractual obligations and credit-related commitments are as follows:

	Payments Due by Period
	Within	Two to Three	Four to Five	After
	One Year	Years	Years	Five Years	Total
Loss and LAE reserves	$224,535	$201,623	$27,494	$4,582	$458,234
Purchase commitments	1,587	1,758	1,758	3,590	8,693
Operating leases	3,865	7,811	7,589	24,422	43,687
Total contractual obligations	$229,987	$211,192	$36,841	$32,594	$510,614

As of June 30, 2007, the Company had loss and LAE reserves of $458,234, reinsurance recoverables of $79,457 and net loss and LAE reserves of $378,777. Our loss and LAE reserves are estimates as described in more detail under “Critical Accounting Policies and Estimates.” The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “aim,” “projects,” or words of similar meaning and expressions that indicate future events and trends, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

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

Based upon the results of interest rate sensitivity analysis, the following tables show the interest rate risk of our investments in fixed maturities measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities).

	-100 Basis		+100 Basis
As of June 30, 2007	Point Change	No Change	Point Change

Estimated fair value	$923,117	$879,105	$833,911
Estimated increase (decrease) in fair value	$44,012	$—	$(45,194)

An important market risk for all of our long-term debt is interest rate risk. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. We had no debt outstanding under our credit facility during the six months ended June 30, 2007.  Assuming maximum utilization of our credit facility for the entire year, a 2.0% change in the prevailing interest rate on our variable rate debt would result in interest expense fluctuating approximately $600.

Equity Risk.   Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of common stocks, mutual funds and other equities. While we have in the past held common equity securities in our investment portfolio, we presently hold none, except for interests in mutual funds to fund the Safety Insurance Company Executive Incentive Compensation Plan, a non qualified deferred compensation plan maintained for the purpose of providing deferred compensation to a select group of management . We continuously evaluate market conditions and we expect in the future to purchase equity securities. We principally managed equity price risk through industry and issuer diversification and asset allocation techniques.

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

Part II. OTHER INFORMATION

Item 1.                      Legal Proceedings — Please see “Item 1 — Financial Statements — Note 7, Commitments and Contingencies.”

Item 1A.                 Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds —  None.

Item 3.                         Defaults upon Senior Securities —  None.

Item 4.                         Submission of Matters to a Vote of Security Holders.

The annual Meeting of Shareholders was held on May 18, 2007.

The following proposals were adopted by the margins indicated:

1.	Election of one Class II Director to serve a three year term expiring in 2010.

	Number of Shares
	For	Withheld
Frederic H. Lindeberg	14,470,685	447,899

2.	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2007:

For	14,907,420
Against	9,753
Abstain	1,411

Item 5.                        Other Information — None.

Item 6.                        Exhibits — The exhibits are contained herein as listed in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)
Date: August 9, 2007
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