Form 10-Q
period 2007-09-30
SAFETY INSURANCE GROUP INC
filed 2007-11-09
CIK 1172052

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 7, 2007, there were 16,184,509 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.
Table of Contents

Safety Insurance Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share data)

	September 30, 2007	December 31, 2006
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $981,449 and $936,534)	$980,043	$936,280
Equity securities, at fair value (cost: $6,649 and $4,038)	6,938	4,325

Total investment securities	986,981	940,605
Cash and cash equivalents	33,892	26,283
Accounts receivable, net of allowance for doubtful accounts	172,843	158,190
Accrued investment income	10,709	9,776
Taxes recoverable	—	1,781
Receivable from reinsurers related to paid loss and loss adjustment expenses	25,395	13,282
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	81,429	78,464
Ceded unearned premiums	31,202	33,042
Deferred policy acquisition costs	52,742	47,404
Deferred income taxes	17,170	16,868
Equity and deposits in pools	34,765	26,166
Other assets	9,725	3,887

Total assets	$1,456,853	$1,355,748

Liabilities
Loss and loss adjustment expense reserves	$468,058	$449,444
Unearned premium reserves	350,688	333,404
Accounts payable and accrued liabilities	33,341	48,666
Taxes payable	3,405	—
Outstanding claims drafts	16,666	16,279
Payable to reinsurers	31,308	11,568
Capital lease obligations	—	39

Total liabilities	903,466	859,400

Commitments and contingencies (Note 7)
Shareholders' equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,233,163 and 16,096,004 shares issued	162	161
Additional paid-in capital	133,244	129,785
Accumulated other comprehensive (loss) income, net of taxes	(726)	21
Retained earnings	422,292	366,381
Treasury stock, at cost; 48,124 shares	(1,585)	—

Total shareholders' equity	553,387	496,348

Total liabilities and shareholders' equity	$1,456,853	$1,355,748

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earned premiums	$152,617	$156,748	$460,132	$470,787
Net investment income	10,984	10,344	32,803	29,556
Net realized gains (losses) on investments	104	—	13	(261)
Finance and other service income	4,194	3,737	12,182	11,316

Total revenue	167,899	170,829	505,130	511,398

Losses and loss adjustment expenses	92,720	88,829	278,047	259,184
Underwriting, operating and related expenses	42,588	39,422	126,307	121,574
Interest expenses	22	21	63	65

Total expenses	135,330	128,272	404,417	380,823

Income before income taxes	32,569	42,557	100,713	130,575
Income tax expense	9,647	13,452	30,226	41,529

Net income	$22,922	$29,105	$70,487	$89,046

Earnings per weighted average common share:
Basic	$1.43	$1.83	$4.40	$5.63

Diluted	$1.42	$1.81	$4.38	$5.57

Cash dividends paid per common share	$0.40	$0.25	$0.90	$0.61

Weighted average number of common shares outstanding:
Basic	16,030,811	15,887,574	16,025,292	15,809,047

Diluted	16,096,505	16,051,606	16,096,646	15,978,096

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss), Net of Taxes	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2005	$158	$120,451	$(833)	$268,173	$—	$387,949
Net income, January 1 to September 30, 2006				89,046		89,046
Other comprehensive income, net of deferred federal income taxes			1,361			1,361
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	2	6,611				6,613
Dividends paid				(9,723)		(9,723)

Balance at September 30, 2006	$160	$127,062	$528	$347,496	$—	$475,246

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss), Net of Taxes	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2006	$161	$129,785	$21	$366,381	$—	$496,348
Net income, January 1 to September 30, 2007				70,487		70,487
Other comprehensive loss, net of deferred federal income taxes			(747)			(747)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	3,459				3,460
Dividends paid				(14,576)		(14,576)
Acquisition of treasury stock					(1,585)	(1,585)

Balance at September 30, 2007	$162	$133,244	$(726)	$422,292	$(1,585)	$553,387

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$22,922	$29,105	$70,487	$89,046
Other comprehensive income (loss), net of taxes:
Unrealized holdings gains (losses) during the period, net of tax expense (benefit) of $4,035, $7,131, $(397) and $641	7,493	13,243	(738)	1,191
Reclassification adjustment for (gains) losses included in net income, net of tax (benefit) expense of $(36), $0, $(5) and $91	(68)	—	(9)	170

Unrealized gains (losses) on securities available for sale	7,425	13,243	(747)	1,361

Comprehensive income	$30,347	$42,348	$69,740	$90,407

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$70,487	$89,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	7,271	6,369
Provision (benefit) for deferred income taxes	101	(522)
Net realized (gains) losses on investments	(5)	261
Changes in assets and liabilities:
Accounts receivable	(14,653)	(9,699)
Accrued investment income	(933)	(1,754)
Receivable from reinsurers	(15,078)	3,618
Ceded unearned premiums	1,840	2,340
Deferred policy acquisition costs	(5,338)	(5,425)
Other assets	(6,340)	(29,314)
Loss and loss adjustment expense reserves	18,614	(12,990)
Unearned premium reserves	17,284	18,271
Accounts payable and accrued liabilities	(15,325)	(12,115)
Payable to reinsurers	19,740	24,907
Other liabilities	3,962	(3,556)

Net cash provided by operating activities	81,627	69,437

Cash flows from investing activities:
Fixed maturities purchased	(233,957)	(313,265)
Equity securities purchased	(4,161)	(2,498)
Proceeds from sales of fixed maturities	171,106	100,205
Proceeds from maturities of fixed maturities	11,000	12,450
Proceeds from sales of equity securities	4,635	485
Fixed assets purchased	(6,937)	(771)

Net cash used for investing activities	(58,314)	(203,394)

Cash flows from financing activities:
Proceeds and excess tax benefits from exercise of stock options	457	4,204
Dividends paid to shareholders	(14,576)	(9,723)
Acquisition of treasury stock	(1,585)	—

Net cash used for financing activities	(15,704)	(5,519)

Net increase (decrease) in cash and cash equivalents	7,609	(139,476)
Cash and cash equivalents at beginning of year	26,283	163,027

Cash and cash equivalents at end of period	$33,892	$23,551

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

        The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the "Company"). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, Whiteshirts Asset Management Corporation ("WAMC"), and Whiteshirts Management Corporation, which is WAMC's holding company. All intercompany transactions have been eliminated. Prior period amounts have been reclassified to conform to the current period presentation.

        The financial information as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 1, 2007.

        The Company is a leading provider of personal lines property and casualty insurance focused exclusively on the Massachusetts market. The Company's principal product line is private passenger automobile insurance, which accounted for 76.0% of its direct written premiums in 2006. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company and Safety Property and Casualty Insurance Company.

        On June 20, 2007, the Company applied for admission in the State of New Hampshire for a Certificate of Authority to transact insurance business. On October 16, 2007, the State of New Hampshire Insurance Department issued a Certificate of Authority for property and casualty insurance to each of the Company's insurance company subsidiaries. To date, the Company has not commenced writing business in New Hampshire.

2.     Recent Accounting Pronouncements

        In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140" ("FAS 155"). This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also adds clarity regarding interest-only strips and principal-only strips that are not subject to the requirements of Statement No. 133, and requires companies to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments containing an embedded derivative that requires bifurcation. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company adopted FAS 155 on January 1, 2007. The adoption of FAS 155 did not have a material impact on the Company's consolidated results of operations or financial position.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. This standard applies to fair value measurements already required or permitted by existing standards and is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of FAS 157.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.

        For information regarding the Company's adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109" ("FIN 48"), see Note 9.

3.     Earnings Per Weighted Average Common Share

        Basic earnings per weighted average common share ("EPS") are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted EPS are calculated by dividing net income by the weighted average number of basic common shares outstanding and the net effect of potentially dilutive common shares. At September 30, 2007 and 2006, the Company's potentially dilutive instruments consisted of common shares under options of 344,168 and 450,564, respectively, and common shares under restriction of 175,281 and 118,790, respectively.

        Basic and diluted EPS for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Earnings per weighted average common share:
Basic	$1.43	$1.83	$4.40	$5.63

Diluted	$1.42	$1.81	$4.38	$5.57

Weighted average number of common shares outstanding:
Basic	16,030,811	15,887,574	16,025,292	15,809,047
Effect of dilutive securities:
Stock options	56,418	114,219	63,270	134,503
Restricted stock	9,276	49,813	8,084	34,546

Diluted	16,096,505	16,051,606	16,096,646	15,978,096

        Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company's common stock during the period because their inclusion would be anti-dilutive. There were 174,925 anti-dilutive stock options for both the three and nine months ended September 30, 2007. There were 186,825 anti-dilutive stock options for both the three and nine months ended September 30, 2006.

        Diluted EPS also excludes common shares under restriction with a fair value on the grant effective date greater than the average market price of the Company's common stock during the period because their inclusion would be anti-dilutive. There were 114,231 and 65,760 anti-dilutive shares under restriction for the three and nine months ended September 30, 2007, respectively. There were no anti-dilutive shares under restriction for both the three and nine months ended September 30, 2006.

4.     Stock-Based Compensation

Management Omnibus Incentive Plan

        Long-term incentive compensation is provided under the Company's 2002 Management Omnibus Incentive Plan ("Incentive Plan") which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock ("RS") awards.

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

        The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At September 30, 2007, there were 1,182,660 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

        A summary of stock-based awards granted under the Incentive Plan during the nine months ended September 30, 2007 is as follows:

Type of Equity Awarded	Effective Date	Number of Awards Granted	Fair Value per Share(1)	Vesting Terms
RS	February 26, 2007	65,760	$45.62	3 years, 30%-30%-40%
RS	February 26, 2007	4,000	$45.62	No vesting period(2)
RS	March 22, 2007	49,971	$38.78	5 years, 20% annually

(1)
The fair value per share of the restricted stock grant is equal to the closing price of the Company's common stock on the grant date.

(2)
The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

Accounting and Reporting for Stock-Based Awards

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R (revised 2004), "Share-Based Payment" ("FAS 123R"), which requires the Company to measure and recognize the cost of employee services received in exchange for an award of equity instruments. Under the provisions of FAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

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

        As a result of adopting FAS 123R on January 1, 2006, the Company's net income for the three and nine months ended September 30, 2007 was lowered by $155 and $462, net of income tax benefit of $83 and $248, respectively. The impact on both basic and diluted EPS for the three and nine months ended September 30, 2007 was a reduction of $0.01 and $0.03 per share, respectively. For the three and nine months ended September 30, 2006, the Company's net income was lowered by $140 and $415, net of income tax benefits of $75 and $223, respectively. The impact on both basic and diluted EPS for the three and nine months ended September 30, 2006 was a reduction of $0.01 and $0.03 per share, respectively.

Stock Options

        The fair value of stock options used to compute net income and earnings per share for the three and nine months ended September 30, 2007 and 2006 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Three and Nine Months Ended September 30,
	2007	2006
Expected dividend yield	1.36% - 2.52%	1.36% - 2.52%
Expected volatility	0.20 - 0.36	0.20 - 0.36
Risk-free interest rate	3.23% - 4.76%	3.23% - 4.76%
Expected holding period	6.5 - 7 years	6.5 - 7 years

        Expected dividend yield is the Company's dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future. Expected volatility is based on historical volatility of the Company's common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option. The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option. The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107 "Share-Based Payment," which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term.

        The following table summarizes stock option activity under the Incentive Plan for the nine months ended September 30, 2007.

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	373,996	$27.53
Exercised	(18,928)	16.12
Forfeited	(10,900)	38.38

Outstanding, end of quarter	344,168	27.82	6.9 years	$3,630

Exercisable, end of quarter	81,692	$27.66	7.0 years	$843

        The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company's closing stock price of $35.94 on September 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at September 30, 2007 and 2006. There were no stock options granted during the nine months ended September 30, 2007. The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was estimated at $16.05. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $375 and $5,741, respectively.

        A summary of the status of non-vested options as of September 30, 2007 is presented below:

	Number of Shares	Weighted Average Grant Date Exercise Price
Non-vested, beginning of year	347,721	$28.27
Vested	(76,845)	29.48
Forfeited	(8,400)	38.50

Non-vested, end of quarter	262,476	$27.87

        As of September 30, 2007, there was $1,832 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 1.9 years.

        Cash received from options exercised was $305 and $2,490 for the nine months ended September 30, 2007 and 2006, respectively.

Restricted Stock

        Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company's common stock on the grant date and amortized ratably as expense over the requisite service period.

        The following table summarizes restricted stock activity under the Incentive Plan during the nine months ended September 30, 2007.

	Shares Under Restriction	Weighted Average Fair Value
Outstanding, beginning of year	126,790	$35.67
Granted	119,731	42.77
Vested and unrestricted	(57,740)	30.27
Forfeited	(1,500)	38.78

Outstanding, end of quarter	187,281	$41.84

        As of September 30, 2007, there was $5,805 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.4 years. The total fair value of the shares that became vested and unrestricted during the nine months ended September 30, 2007 and 2006 was $1,748 and $882, respectively. For the nine months ended September 30, 2007 and 2006, the Company recorded compensation expense related to restricted stock of $1,356 and $858, net of income tax benefits of $730 and $462, respectively.

5.     Investments

        The gross unrealized appreciation (depreciation) of investments in fixed maturity securities and equity securities, including interests in mutual funds, was as follows:

	September 30, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$249,110	$877	$(2,499)	$247,488
Obligations of states and political subdivisions	547,026	3,965	(1,754)	549,237
Asset-backed securities(1)	107,844	134	(1,403)	106,575
Corporate and other securities	77,469	403	(1,129)	76,743

Subtotal, fixed maturity securities	981,449	5,379	(6,785)	980,043
Equity securities	6,649	294	(5)	6,938

Totals	$988,098	$5,673	$(6,790)	$986,981

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), and Small Business Administration (SBA). The total of these fixed maturity securities was $213,589 at amortized cost and $211,568 at estimated fair value as of September 30, 2007. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government agencies.

        The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2007
	Amortized Cost	Estimated Fair Value
Due in one year or less	$36,849	$36,737
Due after one year through five years	254,071	254,752
Due after five years through ten years	166,241	166,779
Due after ten years through twenty years	194,558	195,107
Due after twenty years	8,297	8,525
Asset-backed securities	321,433	318,143

Totals	$981,449	$980,043

        The gross realized gains (losses) on sales of fixed maturity and equity securities were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross realized gains
Fixed maturity securities	$56	$—	$908	$377
Equity securities	82	—	175	31
Gross realized losses
Fixed maturity securities	(42)	—	(1,078)	(660)
Equity securities	—	—	—	(9)

Net realized gains (losses) on fixed maturity and equity securities	$96	$—	$5	$(261)

        Proceeds from fixed maturity securities maturing were $0 and $250 for the three months ended September 30, 2007 and 2006, respectively. Proceeds from fixed maturities maturing were $11,000 and $12,450 for the nine months ended September 30, 2007 and 2006, respectively.

        The following table illustrates the gross unrealized losses included in the Company's investment portfolio and the fair value of those securities aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2007
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$70,813	$364	$94,961	$2,135	$165,774	$2,499
Obligations of states and political subdivisions	57,105	336	102,587	1,418	159,692	1,754
Asset-backed securities	29,770	323	56,365	1,080	86,135	1,403
Corporate and other securities	9,952	187	43,584	942	53,536	1,129

Subtotal, fixed maturity securities	167,640	1,210	297,497	5,575	465,137	6,785
Equity securities	643	5	—	—	643	5

Total temporarily impaired securities	$168,283	$1,215	$297,497	$5,575	$465,780	$6,790

        The Company's investment portfolio included 194 securities in an unrealized loss position at September 30, 2007. The Company's methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for recovery in market value.

        As of September 30, 2007, the Company's portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. Government and Agency securities and asset-backed securities (i.e., all securities received a rating assigned by Moody's Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody's which received Standard &Poor's ratings of A- or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2). The Company holds no subprime mortgage debt securities. All of the Company's holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated Aaa/AAA. Management expects the recent subprime mortgage market deterioration to have little or no effect on the Company's portfolio. The unrealized losses recorded on the fixed maturity investment portfolio at September 30, 2007, resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as the Company has the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

        During the three and nine months ended September 30, 2007 and 2006, there was no significant deterioration in the credit quality of any of the Company's holdings and no other-than-temporary impairment charges were recorded related to the Company's portfolio of investment securities.

Net Investment Income

        The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and dividends on fixed maturities	$10,617	$10,275	$31,728	$28,199
Dividends on equity securities	74	29	179	67
Interest on cash and cash equivalents	618	351	1,871	2,182

Total investment income	11,309	10,655	33,778	30,448
Investment expenses	325	311	975	892

Net investment income	$10,984	$10,344	$32,803	$29,556

6.     Loss and Loss Adjustment Expense ("LAE") Reserves

        The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company's consolidated financial statements for the periods indicated:

	Nine Months Ended September 30,
	2007	2006
Reserves for losses and LAE, beginning of year	$449,444	$450,716
Less reinsurance recoverable on unpaid losses and LAE	(78,464)	(80,550)

Net reserves for losses and LAE, beginning of year	370,980	370,166

Incurred losses and LAE, related to:
Current year	297,349	294,656
Prior years	(19,302)	(35,472)

Total incurred losses and LAE	278,047	259,184

Paid losses and LAE related to:
Current year	154,563	163,046
Prior years	107,835	106,858

Total paid losses and LAE	262,398	269,904

Net reserves for losses and LAE, end of quarter	386,629	359,447
Plus reinsurance recoverable on unpaid losses and LAE	81,429	78,279

Reserves for losses and LAE, end of quarter	$468,058	$437,726

        At the end of each period, the reserves were re-estimated for all prior accident years. The Company's prior year reserves decreased by $19,302 and $35,472 for the nine months ended September 30, 2007 and 2006, respectively. The decreases in prior years reserves during the nine months ended September 30, 2007 and September 30, 2006 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The decrease in prior year reserves during the 2007 period is primarily composed of reductions of $9,078 in the Company's retained automobile reserves and $8,506 in Commonwealth Automobile Reinsurers ("CAR") assumed reserves. The decrease in prior year reserves during the 2006 period is primarily composed of reductions of $13,023 in CAR assumed reserves, $18,375 in the Company's retained automobile reserves, and $2,899 in the Company's homeowners reserves.

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

        Various claims, generally incidental to the conduct of normal business, are pending or alleged against the Company from time to time. In the opinion of management, based in part on the advice of legal counsel, the ultimate resolution of such claims will not have a material adverse effect on the Company's consolidated financial statements. However, if estimates of the ultimate resolutions of those proceedings are revised, liabilities related to those proceedings could be adjusted in the near term.

        Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund ("Insolvency Fund"). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer. Although the Company has not received written notice regarding 2007 actions to be taken by the Insolvency Fund, based upon existing knowledge that a reimbursement of prior year assessments was approved by the Board of Director of the Insolvency Fund at its October 15, 2007 meeting, the Company reduced its estimated potential assessments to $0 for the nine months ended September 30, 2007, which resulted in a reduction to underwriting expenses of $250 for the three months ended September 30, 2007. During the comparable 2006 period, similarly without receipt of written notice but based upon existing knowledge of the assessment amount approved by the Board of Director of the Insolvency Fund at its October 24, 2006 meeting, the Company reduced its estimated potential assessments to $500 for the nine months ended September 30, 2006, which resulted in a reduction to underwriting expenses of $1,000 for the three months ended September 30, 2006.

        It is anticipated that there will be additional assessments from time to time relating to various insolvencies. Although the timing and amounts of any future assessments are not known, based upon existing knowledge, management's opinion is that such future assessments will not have a material effect upon the financial position of the Company.

8.     Debt

        The Company has a $30,000 revolving credit facility with Citizens Bank of Massachusetts which expires on June 17, 2008. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts' prime rate or 0.5% above the federal funds rate plus 1.5% per annum. Interest only is payable prior to maturity. The obligations of the Company under the credit facility are secured by pledges of the Company's assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of the Company. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of September 30, 2007, the Company was in compliance with all such covenants.

        The Company had no amounts outstanding on its credit facility at September 30, 2007 and at December 31, 2006. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at September 30, 2007 and 2006.

9.     Income Taxes

        Federal income tax expense for the three and nine months ended September 30, 2007 and 2006 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

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

        As of September 30, 2007 and December 31, 2006, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2003.

10.   Share Repurchase Program

        On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company's outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management's discretion. The timing of such repurchases and actual number of shares repurchased depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

        During the three and nine months ended September 30, 2007, the Company purchased 48,124 of its common shares on the open market under the program at a cost of $1,585.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto, which appear elsewhere in this document. In this discussion, all dollar amounts are presented in thousands, except share and per share data.

        The following discussion contains forward-looking statements. We intend statements which are not historical in nature to be, and are hereby identified as "forward-looking statements" to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, the media and others. This safe harbor requires that we specify important factors that could cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of us. We cannot promise that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from and worse than our expectations. See "Forward-Looking Statements" below for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Executive Summary and Overview

        In this discussion, "Safety" refers to Safety Insurance Group, Inc. and "our Company," "we," "us" and "our" refer to Safety Insurance Group, Inc. and its consolidated subsidiaries. Our subsidiaries consist of Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity"), Safety Property and Casualty Insurance Company ("Safety P&C"), Whiteshirts Asset Management Corporation ("WAMC"), and Whiteshirts Management Corporation, which is WAMC's holding company.

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 76.0% of our direct written premiums in 2006), we offer a portfolio of other insurance products, including commercial automobile (14.0% of 2006 direct written premiums), homeowners (7.9% of 2006 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 2.1% of 2006 direct written premiums). Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C, (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with 652 independent insurance agents in 760 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.5% share of both the Massachusetts private passenger and commercial automobile markets in 2007, according to the Commonwealth Automobile Reinsurers ("CAR") Cession Volume Analysis Report of October 24, 2007, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer's number of car-years, a measure we refer to in this discussion as automobile exposures.

        On June 20, 2007, we applied for admission in the State of New Hampshire for a Certificate of Authority to transact insurance business. On October 16, 2007, the State of New Hampshire Insurance Department issued our Certificate of Authority for property and casualty insurance. To date, we have not commenced writing business in New Hampshire.

Massachusetts Automobile Insurance Market

        We are subject to the extensive regulation of the private passenger automobile insurance industry in Massachusetts, which represented 76.0% of our direct written premiums in 2006. Owners of registered automobiles in Massachusetts are required to maintain minimum automobile insurance coverage. The Commissioner of Insurance (the "Commissioner") has fixed and established the maximum rates that could be charged for private passenger automobile insurance. We are required to participate in a state-mandated reinsurance program run by CAR to which we cede certain unprofitable risks and from which we are allocated a portion of the overall losses. As a servicing carrier of CAR, we are required to issue a policy to all qualified applicants. This program operates at an underwriting deficit. This deficit is allocated among every Massachusetts automobile insurance company, including us, based on a complex formula that takes into consideration a company's voluntary market share, the rate at which it cedes business to CAR, and the company's utilization of a credit system CAR has designed to encourage carriers to reduce their use of CAR. In addition, based on our market share, we are assigned certain licensed producers by CAR that have been unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs.

        On July 16, 2007, the Commissioner issued two decisions that significantly change how private passenger automobile insurance will be regulated in Massachusetts. In the first decision, the Commissioner announced that she will not fix and establish the maximum premium rates that can be charged for private passenger automobile insurance policies issued or renewed after April 1, 2008. In a letter accompanying the decision, the Commissioner stated that in place of the "fixed and established" system, she intends to institute a system that introduces managed competition ("Managed Competition") to the private passenger automobile insurance market. On October 5, 2007, the Commissioner issued a Competitive Rating Regulation; 211 CMR 79.00: Private Passenger Motor Vehicle Insurance Rates that describes the technical details of Managed Competition (the "Regulation"). There are three types of filings in the Regulation:

  1.
  Voluntary Market Rate Filing, which is a filing made by an insurer. This is the type of filing that Safety must file on or before November 19, 2007.

  2.
  Advisory Rate Filing, which is a filing made by a Rating Organization for insurers that write less than 1% of the private passenger market in Massachusetts. A 2.5% rate decrease was filed by the Automobile Insurers Bureau of Massachusetts on behalf of those insurers on October 22, 2007.

  3.
  Residual Market Rate Filing, which is a filing made by CAR or by a rating organization on behalf of CAR for policies written in CAR or through the Massachusetts Automobile Insurance Plan (the "MAIP"). A 9.3% rate increase was filed by the Automobile Insurers Bureau of Massachusetts on October 24, 2007, on behalf of CAR. However, these rates will be charged to risks in cases where these rates do not "exceed the premium charges, which would be used by each risk's servicing carrier for that risk if such risk were written on a voluntary basis." Therefore, each risk that is in CAR or the MAIP will get the lower of the CAR filed rate or each carrier's voluntary market rate filing.

        In addition, the Regulation prohibits the following rating and underwriting factors:

  •
  Rating Factors: Insurers are prohibited from using credit information, sex, marital status, race, creed, national origin, religion, occupation, income, education, home ownership and age (except to produce the reduction in rates for insureds 65 and over).

  •
  Underwriting Factors: Insurers are prohibited from refusing to issue or renew a private passenger auto insurance policy based on credit information, sex, marital status, race, creed, national origin, religion, age, occupation, income, principle place of garaging, education and home ownership.

        The Commissioner has also begun to issue a series of "Regulatory Review Standards Applicable to Private Passenger Motor Vehicle Insurance" (the "Rating Bulletins"). Rating Bulletins 2007-07 and 2007-08 limit rates to not more than 110% of what the 2007 premium rate level would have been for each risk. Rating Bulletin 2007-10 sets standards for filing policy forms and application for insurance. Rating Bulletin 2007-11 offers guidance on required and optional discounts, and Rating Bulletin 2007-12 limits the ability of companies to offer different rate levels within companies of the same insurance group. Although we cannot be certain at this time of any additional Rating Bulletins being issued, we will file rates and forms on or before November 19, 2007, subject to the disapproval of the Commissioner, to be effective April 1, 2008, for use in connection with our private passenger automobile insurance business in a manner similar to that which we file for our commercial automobile and homeowners insurance lines of business.

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

        The Commissioner's decision to implement an assigned risk plan brought to a close a lengthy period of regulatory and judicial consideration of the Massachusetts private passenger residual market as described below.

        On December 31, 2004, the former Commissioner approved new rules for CAR, which became effective on January 1, 2005 (the "Approved Rules"). The Approved Rules provided for the adoption of an assigned risk plan by CAR. Shortly thereafter, litigation was commenced in Suffolk Superior Court by Commerce Insurance Company against the Commissioner seeking an order permanently enjoining implementation and/or enforcement of the Approved Rules. Certain ERPs, Arbella Mutual Insurance Company and the Center for Insurance Research intervened as plaintiffs and CAR intervened as a defendant in this lawsuit. On June 20, 2005, the Massachusetts Superior Court ruled that the Commissioner lacked the statutory authority to implement the Approved Rules and ordered them vacated. As a result, the Approved Rules did not go into effect. The Commissioner appealed the decision of the Massachusetts Superior Court. On August 23, 2006, the Massachusetts Supreme Judicial Court overturned the decision of the Massachusetts Superior Court and unanimously ruled that the Commissioner did not need legislative approval to put in place the provisions in the Approved Rules which establish an assigned risk plan. On October 18, 2006, the Commissioner reviewed the Approved Rules and proposed changes (the "Revised Rules") that would, in part, establish an assigned risk plan called the MAIP. As proposed, the Revised Rules would: 1) eliminate provisions in the current CAR Rules that are no longer necessary in light of the litigation described above; 2) integrate the Revised Rules into the current CAR Rules; 3) set a timetable for the implementation of the MAIP; and 4) revise the MAIP to conform with the Supreme Judicial Court's remand regarding the so-called "clean in three" provisions contained in the Approved Rules. A hearing was held November 10, 2006 on the Revised Rules and on December 13, 2006, the Commissioner approved changes to the MAIP rules (the "MAIP Rules") that called for a three year phase in of an assigned risk plan beginning April 1, 2007.

        On January 5, 2007, Deval L. Patrick was sworn in as Governor of the Commonwealth of Massachusetts replacing outgoing Governor Mitt Romney. The Commissioner, Julianne M. Bowler, was replaced by the new Governor and on January 19, 2007, Acting Commissioner Joseph G. Murphy, suspended the MAIP Rules (the "Suspended Rules") for a period not to exceed 90 days. A hearing was held on February 15, 2007 for testimony regarding recommendations or amendments to the Suspended

Rules. On February 26, 2007, Governor Patrick selected former Massachusetts Superior Court Justice, Nonnie S. Burns, to be Commissioner. On April 19, 2007, the Commissioner issued a Decision and Order on the Suspended Rules which approved CAR Rules 1 through 20, but remanded to CAR the MAIP Rules, 21 through 40 to make amendments to the "clean in three" provisions (which define those risks that are not eligible for placement in the MAIP), as well as any other appropriate amendments related to "clean in three" that may be contained in other portions of the MAIP Rules. On May 16, 2007, CAR submitted amended "clean in three" provisions to the Commissioner. After a hearing, the Commissioner on July 16, 2007 approved the "clean in three" provisions as submitted and determined that the MAIP Rules are no longer suspended. The Commissioner ordered that the MAIP will begin to phase into operation on April 1, 2008 starting with new business and April 1, 2009 for all other business declined in the voluntary market subject to the "clean-in three" provisions that limit the number of policies that can be non-renewed by companies through April 1, 2011.

        While the litigation described above was pending and before the MAIP Rules were approved, in order to address certain perceived inequities in the distribution of ERP exposures, CAR approved on June 15, 2005, rules to modify the ERP subscription relief process, making the reassignment of ERP exposures from an oversubscribed servicing carrier more timely and responsive, while enhancing equity in the ERP distribution for all servicing carriers (the "ERP Subscription Rules"). Also, the practice of two and three-party agreements between ERPs and servicing carriers, in which carriers would negotiate the transfer of selected ERPs from one carrier to another, was prohibited. On September 30, 2005, the Commissioner approved the ERP Subscription Rules, and instructed CAR to complete a redistribution of all ERPs to establish for all servicing carriers overall parity in the quantity and quality of their ERP exposures. The redistribution plan for ERPs, as adopted by the CAR Governing Committee on November 16 and December 14, 2005, was approved by the Commissioner on January 27, 2006. On January 31, 2006, CAR notified each reassigned ERP and all servicing carriers of the redistribution. According to the January 31, 2006 CAR Private Passenger ERP Redistribution Summary, 18 Safety ERPs with 25,590 exposures were assigned to other servicing carriers beginning with new business effective March 1, 2006 and renewal business effective May 1, 2006. In addition, CAR assigned 29 ERPs with 24,670 exposures from other servicing carriers to Safety. However 25 of these ERPs with 23,116 exposures were given voluntary contracts by their former servicing carrier or other carriers and were, as a result, no longer eligible for assignment to Safety as ERPs. The redistribution of ERPs has eliminated our disproportionate share of high loss ratio ERP business. The Commissioner also ordered CAR to amend the ongoing ERP Subscription Rules after the completion of the ERP physical redistribution. Accordingly, CAR has amended Rule 13 to change the ongoing subscription methodology to measure both the quantity and quality of an ERP by incorporating ERP loss ratios into the determination of subscription relief. CAR amended Rule 13 on June 4, 2007 (the "Amended ERP Subscription Rules"), and the Commissioner held a hearing on July 25, 2007 at which Safety testified in favor of the changes proposed by CAR. On September 24, 2007, the Commissioner disapproved and remanded back to CAR the Amended ERP Subscription Rules. CAR has sixty days to submit a revised rule to the Commissioner.

        CAR runs a reinsurance pool for commercial automobile policies and beginning January 1, 2006, CAR implemented a Limited Servicing Carrier Program ("LSC") for ceded commercial automobile policies. CAR approved Safety and five other servicing carriers through a Request for Proposal to process approximately $200,000 of ceded commercial automobile business based on CAR data as of December 31, 2005, which was spread equitably among the six servicing carriers. Each Massachusetts commercial automobile insurer must bear a portion of the losses of the commercial reinsurance pool that is serviced by the six servicing carriers in the LSC program. Subject to Commissioner review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level. This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

        CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the "Taxi/Limo Program"). On April 25, 2007, Safety submitted through a Request for Proposal a bid to process a portion of the Taxi/Limo Program. CAR approved Safety as one of the two servicing carriers for this program beginning January 1, 2008. Based on CAR data, Safety would process approximately half of the $19,000 of the ceded Taxi/Limo business.

        As noted above, in 2007 and previous years, the Commissioner set the maximum premium rates that could be charged and minimum commissions that had to be paid to agents for private passenger automobile insurance. Beginning in 2007, the effective date of the Commissioner's rate decision was April 1st as compared to January 1st of 2006 and prior rate decisions. The 2006 rates were in effect from January 1, 2006 until March 31, 2007. The Commissioner announced on December 15, 2006, an 11.7% statewide average private passenger automobile insurance rate decrease for 2007, compared to an 8.7% decrease for 2006. Coinciding with the 2007 rate decision, the Commissioner also approved a 13.0% commission rate agents receive for selling private passenger automobile insurance, as a percentage of premiums, compared to a commission rate of 11.8% in 2006.

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

        Rates did not change January 1, 2007 and the 2006 rates were in effect from January 1, 2006 until March 31, 2007. Our average premium for the nine months ended September 30, 2007 decreased by 4.7% from the nine months ended September 30, 2006 primarily as a result of the state mandated average rate change. The table below shows average Massachusetts-mandated private passenger automobile premium rate changes and changes in our average premium per automobile exposure.

Massachusetts Private Passenger Rate Decisions

Year	State Mandated Average Rate Change(1)	Safety Change in Average Premium per Automobile Exposure(2)
2007	(11.7)%	(4.7)%
2006	(8.7)%	(6.8)%
2005	(1.7)%	0.1%
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%

(1)
Source: Commissioner rate decisions for 1998 - 2007. The 2007 rate decrease became effective on April 1, 2007.

(2)
Source: Safety Insurance.

Statutory Accounting Principles

        Our results are reported in accordance with United States generally accepted accounting principles ("GAAP"), which differ from amounts reported in accordance with statutory accounting principles ("SAP") as prescribed by insurance regulatory authorities. Specifically, under GAAP:

  •
  Policy acquisition costs such as commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

  •
  Certain assets are included in the consolidated balance sheets whereas, under SAP, such assets are designated as "non-admitted assets" and charged directly against statutory surplus. These assets consist primarily of premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements and prepaid expenses.

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

        Our statutory insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Statutory Ratios:
Loss Ratio	60.8%	56.7%	60.4%	55.1%
Expense Ratio	28.7%	25.5%	27.2%	25.7%

Combined Ratio	89.5%	82.2%	87.6%	80.8%

        Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

        Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
GAAP Ratios:
Loss Ratio	60.8%	56.7%	60.4%	55.1%
Expense Ratio	27.9%	25.1%	27.5%	25.8%

Combined Ratio	88.7%	81.8%	87.9%	80.9%

Stock-Based Compensation

        Long-term incentive compensation is provided under the Company's 2002 Management Omnibus Incentive Plan ("Incentive Plan") which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock ("RS") awards.

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

        The maximum number of shares of common stock with respect to which awards may be granted under the Incentive Plan is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At September 30, 2007, there were 1,182,660 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants outstanding under the Incentive Plan as of September 30, 2007 were comprised of 187,281 restricted shares and 344,168 nonqualified stock options.

        There were no grants made under the Incentive Plan during the quarter ended September 30, 2007. A summary of stock-based awards granted under the Incentive Plan during the nine months ended September 30, 2007 is as follows:

Type of Equity Awarded	Effective Date	Number of Awards Granted	Fair Value per Share(1)	Vesting Terms
RS	February 26, 2007	65,760	$45.62	3 years, 30%-30%-40%
RS	February 26, 2007	4,000	$45.62	No vesting period(2)
RS	March 22, 2007	49,971	$38.78	5 years, 20% annually

(1)
The fair value per share of the restricted stock grant is equal to the closing price of the common stock on the grant date.

(2)
The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

Reinsurance

        We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan"). In the aftermath of Hurricane Katrina in 2005, various software modelers of storm damage have increased their estimates of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We have adjusted our reinsurance programs as a result of the changes to the models. As of January 2007, our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $280,000. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance protects us in the event of a "246-year storm" (that is, a storm of a severity expected to occur once in a 246-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A+" (Superior). All of our other reinsurers have an A.M. Best rating of "A" (Excellent) or better except for Montpelier Re, Endurance Re, and AXA Re which are rated "A-" (Excellent). We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan's exposure to catastrophe losses has increased and as a result the FAIR Plan has decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2006, the FAIR Plan purchased $455,000 of catastrophe reinsurance for property losses in excess of $180,000. Beginning on July 1, 2007, the FAIR Plan increased the purchase to $979,500 of catastrophe reinsurance for property losses in excess of $180,000. At September 30, 2007, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

        In accordance with industry practice, we also maintain reserves for estimated losses incurred but not yet reported ("IBNR"). IBNR reserves are determined in accordance with commonly accepted actuarial reserving techniques on the basis of our historical information and experience. We review and make adjustments to incurred but not yet reported reserves quarterly.

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

        Management determines the Company's loss and LAE reserves estimate based upon the analysis of the Company's actuaries. A reasonable estimate is derived by selecting a point estimate within a range of indications as calculated by the Company's actuaries using generally accepted actuarial techniques. The key assumption in most actuarial analysis is that past patterns of frequency and severity will repeat in the future, unless a significant change in the factors described above takes place. Our key factors and resulting assumptions are the ultimate frequency and severity of claims, based upon the most recent ten years of claims reported to the Company, and the data CAR reports to us to calculate our share of the residual market, as of the date of the applicable balance sheet. For each accident year and each coverage within a line of business, our actuaries calculate the ultimate losses incurred. Our total reserves are the difference between the ultimate losses incurred and the cumulative loss and loss adjustment payments made to date. Our IBNR reserves are calculated as the difference between our total reserves and the outstanding case reserves at the end of the accounting period. To determine ultimate losses, our actuaries calculate a range of indications and select a point estimation using such actuarial techniques as:

  •
  Paid Loss Indications: This method projects ultimate loss estimates based upon extrapolations of historic paid loss trends. This method tends to be used on short tail lines such as automobile physical damage.

  •
  Incurred Loss Indications: This method projects ultimate loss estimates based upon extrapolations of historic incurred loss trends. This method tends to be used on long tail lines of business such as automobile liability and homeowner's liability.

  •
  Bornhuetter-Ferguson Indications: This method projects ultimate loss estimates based upon extrapolations of an expected amount of IBNR, which is added to current incurred losses or paid losses. This method tends to be used on small, immature, or volatile lines of business, such as our business owners policies and umbrella lines of business.

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

        Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies, our actuaries established a range of reasonably possible estimations for net reserves of approximately $346,586 to $391,556 as of September 30, 2007. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. The Company's selected point estimate of net loss and LAE reserves, based upon the analysis of the Company's actuaries, was $386,629 as of September 30, 2007.

        The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2007.

Line of Business	Low	Recorded	High
Private passenger automobile	$252,753	$279,713	$281,973
Commercial automobile	52,878	57,879	59,246
Homeowners	29,204	33,133	33,544
All other	11,751	15,904	16,793

Total	$346,586	$386,629	$391,556

        For our private passenger, commercial automobile and homeowners lines of business as of September 30, 2007, due to the relatively long time we have been writing these lines of insurance, and our stable long-term trends in frequency and severity, the range of reserves is relatively narrow. For our all other lines of business as of September 30, 2007, due to the relatively short time we have been writing these lines of business, the sparse amount of data and the resulting immature history available for our analysis, the range of reserves is relatively wide. For all four lines of business we recorded reserves higher than the mid-point of the range.

        The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of September 30, 2007.

Line of Business	Case	IBNR	Total
Private passenger automobile	$207,715	$21,735	$229,450
CAR assumed private passenger auto	28,793	21,470	50,263
Commercial automobile	29,839	8,766	38,605
CAR assumed commercial automobile	9,392	9,882	19,274
Homeowners	14,336	6,784	21,120
FAIR Plan assumed homeowners	5,370	6,643	12,013
All other	6,756	9,148	15,904

Total net reserves for losses and LAE	$302,201	$84,428	$386,629

        Our IBNR reserves for CAR assumed private passenger and CAR assumed commercial automobile business are 42.7% and 51.3%, respectively, of our total reserves for CAR assumed private passenger and CAR assumed commercial automobile business as of September 30, 2007 due to the reporting delays in the information we receive from CAR, as described further in the section below entitled CAR Loss and Loss Adjustment Expense Reserves.

        The following table presents information by line of business for our total net reserves and the corresponding retained (direct less ceded) reserves and assumed reserves as of September 30, 2007.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$229,450
CAR assumed private passenger automobile		$50,263
Net private passenger automobile			$279,713
Commercial automobile	38,605
CAR assumed commercial automobile		19,274
Net commercial automobile			57,879
Homeowners	21,120
FAIR Plan assumed homeowners		12,013
Net homeowners			33,133
All other	15,904	—	15,904

Total net reserves for losses and LAE	$305,079	$81,550	$386,629

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

        The CAR deficit, which consists of CAR losses and LAE less premiums ceded to CAR, is allocated among every automobile insurance company writing business in Massachusetts based on a complex formula (the "Participation Ratio") that takes into consideration a company's voluntary market share, the amount of business it cedes to CAR and credits the company earns under a system CAR has designed to encourage carriers to voluntarily write business in selected underpriced classes and territories.

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

        Because of the lag in CAR estimates, and in order to try to validate to the extent possible the information CAR does provide, we must try to estimate the effects of the actions of our competitors in order to establish our Participation Ratio. Before final Participation Ratios are available, we estimate the size of CAR and the resulting deficit based on historical analysis of CAR results, and estimations of our competitors' current cession strategies. Even after our final Participation Ratio is available from CAR, we must continue to estimate the size of CAR, and the resulting deficit based upon data published by CAR and our own continuing analysis. As a result, changes in our reserves for CAR may continue to occur until all claims are finally settled. The Loss Reserving Committee at CAR meets 70 days after the end of each quarter to estimate the CAR deficit for all active policy years and publishes estimations, which we use to estimate our share of the deficit. The estimation that CAR calculates is based on data it collects from 19 servicing carriers which settle, reserve and report claims using a variety of methods. Any delays or errors in the collection of this data could have a significant impact on the accuracy of CAR's estimations.

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

        If the MAIP, as discussed on pages 21 and 22, is implemented in accordance with the time table currently set by the Commissioner, industry participants will not be able to cede private passenger automobile business to CAR after March 31, 2009. We are unable to predict at this time, however, what the effect of this change will be on the level or composition of our reserves.

Sensitivity Analysis

        Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss, will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the nine months ended September 30, 2007 a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $4,601. Each 1 percentage-point change in the loss and loss expense ratio would have a $2,991 effect on net income, or $0.19 per diluted share.

        Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage-point variation. The following sensitivity tables present information by each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our direct minus ceded loss and LAE reserves and net income for the nine months ended September 30, 2007. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent Change in Frequency	No Change in Frequency	+1 Percent Change in Frequency
Private passenger automobile direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,589)	$(2,295)	$—
Estimated increase in net income	2,983	1,492	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,295)	—	2,295
Estimated increase (decrease) in net income	1,492	—	(1,492)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,295	4,589
Estimated decrease in net income	—	(1,492)	(2,983)
Commercial automobile direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(772)	(386)	—
Estimated increase in net income	502	251	—
No Change in Severity
Estimated (decrease) increase in reserves	(386)	—	386
Estimated increase (decrease) in net income	251	—	(251)
+1 Percent Change in Severity
Estimated increase in reserves	—	386	772
Estimated decrease in net income	—	(251)	(502)
Homeowners direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(422)	(211)	—
Estimated increase in net income	274	137	—
No Change in Severity
Estimated (decrease) increase in reserves	(211)	—	211
Estimated increase (decrease) in net income	137	—	(137)
+1 Percent Change in Severity
Estimated increase in reserves	—	211	422
Estimated decrease in net income	—	(137)	(274)
All other direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(318)	(159)	—
Estimated increase in net income	207	103	—
No Change in Severity
Estimated (decrease) increase in reserves	(159)	—	159
Estimated increase (decrease) in net income	103	—	(103)
+1 Percent Change in Severity
Estimated increase in reserves	—	159	318
Estimated decrease in net income	—	(103)	(207)

        Our estimated share of CAR loss and LAE reserves is based on assumptions about our Participation Ratio, the size of CAR, and the resulting deficit (similar assumptions apply with respect to the FAIR Plan). Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our CAR reserves. Each of our assumptions could have a reasonably possible range of plus or minus 5 percentage-points for each estimation. The following sensitivity table presents information on the effect each 1 percentage-point change in our assumptions about our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2007. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent Change in Estimation	+1 Percent Change in Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(503)	$503
Estimated increase (decrease) in net income	327	(327)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(193)	193
Estimated increase (decrease) in net income	125	(125)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(120)	120
Estimated increase (decrease) in net income	78	(78)

Reserve Development Summary

        The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $19,302 and $35,472 for the nine months ended September 30, 2007 and 2006, respectively.

        The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2007 and 2006. Each accident year represents all claims for an annual accounting period in which the loss events occurred, regardless of when the losses were actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

	Nine Months Ended September 30,
Accident Year
	2007	2006
1997 & prior	$(24)	$(49)
1998	(314)	1
1999	(99)	(19)
2000	(703)	160
2001	(372)	(1,732)
2002	(109)	(2,049)
2003	(22)	(5,357)
2004	(2,188)	(9,735)
2005	(5,862)	(16,692)
2006	(9,609)	—

All prior years	$(19,302)	$(35,472)

        The decreases in prior years reserves during the nine months ended September 30, 2007 and September 30, 2006 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The

2007 decrease is primarily composed of reductions of $9,078 in our retained automobile reserves and $8,506 in CAR assumed reserves. The 2006 decrease is primarily composed of reductions of $13,023 in CAR assumed reserves, $18,375 in our retained automobile reserves, and $2,899 in our homeowners reserves.

        The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2007.

Accident Year	Private Passenger Automobile	Commercial Automobile	Homeowners	All Other	Total
1997 & prior	$(20)	$(4)	$—	$—	$(24)
1998	(249)	(65)	—	—	(314)
1999	(95)	(4)	—	—	(99)
2000	(558)	75	(212)	(8)	(703)
2001	(349)	(30)	7	—	(372)
2002	(217)	90	18	—	(109)
2003	(26)	84	25	(105)	(22)
2004	(1,883)	(99)	(6)	(200)	(2,188)
2005	(4,710)	(706)	(446)	—	(5,862)
2006	(8,310)	(508)	(653)	(138)	(9,609)

All prior years	$(16,417)	$(1,167)	$(1,267)	$(451)	$(19,302)

        To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

        The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the nine months ended September 30, 2007; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

Accident Year	Retained Private Passenger Automobile	Retained Commercial Automobile	Retained Homeowners	Retained All Other	Total
1997 & prior	$(20)	$(1)	$—	$—	$(21)
1998	(249)	(59)	—	—	(308)
1999	(12)	(1)	—	—	(13)
2000	(429)	93	(213)	(8)	(557)
2001	(300)	1	—	—	(299)
2002	(217)	(3)	—	—	(220)
2003	(26)	(4)	—	(105)	(135)
2004	(1,218)	(79)	—	(200)	(1,497)
2005	(2,786)	(650)	(406)	—	(3,842)
2006	(3,014)	(104)	(320)	(138)	(3,576)

All prior years	$(8,271)	$(807)	$(939)	$(451)	$(10,468)

        The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the nine months ended September 30, 2007.

Accident Year	CAR Assumed Private Passenger Automobile	CAR Assumed Commercial Automobile	FAIR Plan Homeowners	All Other	Total
1997 & prior	$—	$(3)	$—	$—	$(3)
1998	—	(6)	—	—	(6)
1999	(83)	(3)	—	—	(86)
2000	(129)	(18)	1	—	(146)
2001	(49)	(31)	7	—	(73)
2002	—	93	18	—	111
2003	—	88	25	—	113
2004	(665)	(20)	(6)	—	(691)
2005	(1,924)	(56)	(40)	—	(2,020)
2006	(5,296)	(404)	(333)	—	(6,033)

All prior years	$(8,146)	$(360)	$(328)	$—	$(8,834)

        Our private passenger automobile line of business prior year reserves decreased by $16,417 for the nine months ended September 30, 2007. The decrease was primarily due to improved assumed CAR results for the private passenger automobile pool of $5,296, $1,924 and $665 for the 2006, 2005, and 2004 accident years, respectively, and improved retained private passenger results of $3,014, $2,786, and $1,218 for the 2006, 2005, and 2004 accident years, respectively. The improved CAR results were due primarily to improved CAR private passenger loss ratios for 2006, 2005, and 2004 as published and reported by the CAR Loss Reserving Committee at the September 5, 2007 meeting as compared to the June 6, 2007 meeting. The improved retained private passenger results were primarily due to better than previously estimated severity on our established bodily injury and property damage case reserves and fewer IBNR claims than previously estimated.

        Our commercial automobile line of business prior year reserves decreased by $1,167 for the nine months ended September 30, 2007. Our retained commercial automobile reserves decreased by $807 primarily due to fewer IBNR claims than previously estimated. Additionally, assumed CAR reserves for the commercial automobile pool decreased by $360.

        Our homeowners line of business prior year reserves decreased by $1,267 for the nine months ended September 30, 2007. Our retained homeowners and FAIR Plan homeowners reserve decreased by $939 and $328, respectively.

        In estimating all our loss reserves, including CAR, we follow the guidance prescribed by Statement of Financial Accounting Standards ("FAS") No. 60, "Accounting and Reporting by Insurance Enterprises" and FAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."

        For further information, see "Results of Operations: Losses and Loss Adjustment Expenses."

Other-Than-Temporary Impairments.

        We use a systematic methodology to evaluate declines in market values below cost or amortized cost of our investments. This methodology ensures that we evaluate available evidence concerning any declines in a disciplined manner.

        In our determination of whether a decline in market value below amortized cost is an other-than-temporary impairment, we consider and evaluate several factors and circumstances including the issuer's overall financial condition, the issuer's credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer's securities remains below our amortized cost, our ability and intent to hold these investments for a period of time sufficient to allow for recovery in market value, and any other factors that may raise doubt about the issuer's ability to continue as a going concern.

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

        For further information, see "Results of Operations: Net Realized Investment Losses."

Results of Operations

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

        The following table shows certain of our selected financial results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Direct written premiums	$152,196	$156,325	$492,238	$496,853
Net written premiums	148,727	155,755	479,254	491,399
Net earned premiums	152,617	156,748	460,132	470,787
Net investment income	10,984	10,344	32,803	29,556
Net realized gains (losses) on investments	104	—	13	(261)
Finance and other service income	4,194	3,737	12,182	11,316

Total revenue	167,899	170,829	505,130	511,398

Loss and loss adjustment expenses	92,720	88,829	278,047	259,184
Underwriting, operating and related expenses	42,588	39,422	126,307	121,574
Interest expenses	22	21	63	65

Total expenses	135,330	128,272	404,417	380,823

Income before income taxes	32,569	42,557	100,713	130,575
Income tax expense	9,647	13,452	30,226	41,529

Net income	$22,922	$29,105	$70,487	$89,046

Earnings per weighted average common share:
Basic	$1.43	$1.83	$4.40	$5.63

Diluted	$1.42	$1.81	$4.38	$5.57

Cash dividends paid per common share	$0.40	$0.25	$0.90	$0.61

Weighted average number of common shares outstanding:
Basic	16,030,811	15,887,574	16,025,292	15,809,047

Diluted	16,096,505	16,051,606	16,096,646	15,978,096

        Direct Written Premiums.    Direct written premiums for the quarter ended September 30, 2007 decreased by $4,129, or 2.6%, to $152,196 from $156,325 for the comparable 2006 period. Direct written premiums for the nine months ended September 30, 2007 decreased by $4,615, or 0.9%, to $492,238 from $496,853 for the comparable 2006 period. The 2007 decrease occurred primarily in our personal automobile line, which experienced a decrease in average written premium of 4.7% and an increase of 2.4% in written exposures. In addition, our commercial automobile line experienced a decrease of 2.6% in average written premium and a decrease of 1.7% in written exposures. Partially offsetting these decreases was an increase in average written premium in our homeowners line of 6.3% and an increase of 8.9% in written exposures.

        Net Written Premiums.    Net written premiums for the quarter ended September 30, 2007 decreased by $7,028, or 4.5%, to $148,727 from $155,755 for the comparable 2006 period. Net written premiums for the nine months ended September 30, 2007 decreased by $12,145, or 2.5%, to $479,254 from $491,399 for the comparable 2006 period. These decreases were due to the factors that decreased direct written premiums combined with decreases in premiums assumed from CAR, and partially offset by decreases in premiums ceded to CAR.

        Net Earned Premiums.    Net earned premiums for the quarter ended September 30, 2007 decreased by $4,131 or 2.6%, to $152,617 from $156,748 for the comparable 2006 period. Net earned premiums for the nine months ended September 30, 2007 decreased by $10,655, or 2.3%, to $460,132 from $470,787 for the comparable 2006 period. These decreases were due to the factors that decreased direct and net written premiums.

        The effect of assumed and ceded premiums on net written and net earned premiums is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Written Premiums
Direct	$152,196	$156,325	$492,238	$496,853
Assumed	13,429	17,604	43,920	54,053
Ceded	(16,898)	(18,174)	(56,904)	(59,507)

Net written premiums	$148,727	$155,755	$479,254	$491,399

Earned Premiums
Direct	$157,493	$159,785	$473,355	$479,000
Assumed	13,953	17,155	45,520	53,634
Ceded	(18,829)	(20,192)	(58,743)	(61,847)

Net earned premiums	$152,617	$156,748	$460,132	$470,787

        Net Investment Income.    Net investment income for the quarter ended September 30, 2007 was $10,984 compared to $10,344 for the comparable 2006 period. Net investment income for the nine months ended September 30, 2007 was $32,803 compared to $29,556 for the comparable 2006 period. Average cash and investment securities (at cost) increased by $85,058, or 9.4%, to $990,820 for the nine months ended September 30, 2007 from $905,762 for the comparable 2006 period. Net effective annualized yield on the investment portfolio was 4.4% during the nine months ended September 30, 2007, unchanged from 4.4% during 2006. Our duration decreased to 4.4 years at September 30, 2007 from 4.6 years at December 31, 2006.

        Net Realized Losses on Investments.    Net realized gains on investments was $104 for the quarter ended September 30, 2007 compared to $0 for the comparable 2006 period. Net realized gains on investments was $13 for the nine months ended September 30, 2007 compared to net realized losses of $261 for the comparable 2006 period.

        The gross unrealized appreciation (depreciation) of investments in fixed maturity securities and equity securities, including interests in mutual funds, was as follows:

	September 30, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$249,110	$877	$(2,499)	$247,488
Obligations of states and political subdivisions	547,026	3,965	(1,754)	549,237
Asset-backed securities(1)	107,844	134	(1,403)	106,575
Corporate and other securities	77,469	403	(1,129)	76,743

Subtotal, fixed maturity securities	981,449	5,379	(6,785)	980,043
Equity securities	6,649	294	(5)	6,938

Totals	$988,098	$5,673	$(6,790)	$986,981

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $213,589 at amortized cost and $211,568 at estimated fair value as of September 30, 2007. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government agencies.

        As of September 30, 2007, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody's Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody's which received S&P ratings of A- or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2). We hold no subprime mortgage debt securities. All of our mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated Aaa/AAA. We expect the recent subprime mortgage market deterioration to have little or no effect on our portfolio.

        The composition of our fixed income security portfolio by Moody's rating was as follows:

	September 30, 2007
	Estimated Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$247,488	25.3%
Aaa/Aa	626,193	63.8%
A	51,557	5.3%
Baa	33,172	3.4%
Not rated (Standard & Poor's rating of A- or higher)	21,633	2.2%

Total	$980,043	100.0%

        Ratings are assigned by Moody's, or the equivalent, as discussed above. Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

        In our determination of other-than-temporary impairments, we consider several factors and circumstances including the issuer's overall financial condition, the issuer's credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer's securities remains below our amortized cost, our ability and intent to hold these investments for a period of time sufficient to allow for recovery in market value, and any other factors that may raise doubt about the issuer's ability to continue as a going concern.

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

        The following table illustrates the gross unrealized losses included in the Company's investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2007.

	As of September 30, 2007
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$70,813	$364	$94,961	$2,135	$165,774	$2,499
Obligations of states and political subdivisions	57,105	336	102,587	1,418	159,692	1,754
Asset-backed securities	29,770	323	56,365	1,080	86,135	1,403
Corporate and other securities	9,952	187	43,584	942	53,536	1,129

Subtotal, fixed maturity securities	167,640	1,210	297,497	5,575	465,137	6,785
Equity securities	643	5	—	—	643	5

Total temporarily impaired securities	$168,283	$1,215	$297,497	$5,575	$465,780	$6,790

        The unrealized losses recorded on the fixed maturity investment portfolio at September 30, 2007 resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in market value.

        Of the $6,790 gross unrealized losses as of September 30, 2007, $4,253 relates to fixed maturity obligations of states and political subdivisions, U.S. Treasury, and U.S. Government agencies. The remaining $2,537 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, equity, corporate and other fixed maturity securities.

        During the nine months ended September 30, 2007 and 2006, there was no significant deterioration in the credit quality of any of our holdings and no other-than-temporary impairment charges were recorded related to our portfolio of investment securities.

        Finance and Other Service Income.    Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income increased by $457, or 12.2%, to $4,194 for the quarter ended September 30, 2007 from $3,737 for the comparable 2006 period. Finance and other service income increased by $866, or 7.7%, to $12,182 for the nine months ended September 30, 2007 from $11,316 for the comparable 2006 period.

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred during the quarter ended September 30, 2007 increased by $3,891, or 4.4%, to $92,720 from $88,829 for the comparable 2006 period. Losses and loss adjustment expenses incurred during the nine months ended September 30, 2007 increased by $18,863, or 7.3%, to $278,047 from $259,184 for the comparable 2006 period. Our GAAP loss ratio for the quarter ended September 30, 2007 increased to 60.8% from 56.7% for the comparable 2006 period. Our GAAP loss ratio for the nine months ended September 30, 2007 increased to 60.4% from 55.1% for the comparable 2006 period. Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended September 30, 2007 increased to 52.2.% from 49.5% for the comparable 2006 period. Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2007 increased to 52.0% from 47.8% for the comparable 2006 period. The loss ratio increased primarily as a result of decreases in favorable loss development in our personal and commercial automobile lines. Total prior year favorable development included in the pre-tax results for the quarter and nine months ended September 30, 2007 was $4,581 and $19,302, respectively, compared to prior year favorable development of $10,093 and $35,472, respectively, for the comparable 2006 periods.

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expense for the quarter ended September 30, 2007 increased by $3,166, or 8.0%, to $42,588 from $39,422 for the comparable 2006 period. Underwriting, operating and related expense for the nine months ended September 30, 2007 increased by $4,733, or 3.9%, to $126,307 from $121,574 for the comparable 2006 period. Our GAAP expense ratios for the third quarter of 2007 increased to 27.9% from 25.1% for the comparable 2006 period. Our GAAP expense ratios for the nine months ended September 30, 2007 increased to 27.5% from 25.8% for the comparable 2006 period. The expense ratio increased primarily as a result of the increase in the state mandated private passenger automobile commission rate paid to agents in 2007 as compared to 2006 and the decreases in net earned premiums as discussed above.

        Interest Expenses.    Interest expense for the quarter ended September 30, 2007 was $22 compared to $21 for the comparable 2006 period. Interest expense for the nine months ended September 30, 2007 was $63 compared to $65 for the comparable 2006 period.    The credit facility commitment fee included in interest expense was $19 and $56 for both the three and nine months ended September 30, 2007 and 2006.

        Income Tax Expense.    Our effective tax rate was 29.6% and 31.6% for the quarters ended September 30, 2007 and 2006, respectively. Our effective tax rate was 30.0% and 31.8% for the nine months ended September 30, 2007 and 2006, respectively. These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income.

Liquidity and Capital Resources

        As a holding company, Safety's assets consist primarily of the stock of our direct and indirect subsidiaries. Our principal sources of funds to meet our obligations and pay dividends to shareholders, therefore, are dividends and other permitted payments from our subsidiaries, principally Safety Insurance. Safety is the borrower under our credit facilities.

        Safety Insurance's sources of funds primarily include premiums received, investment income and proceeds from sales and redemptions of investments. Safety Insurance's principal uses of cash are the payment of claims, operating expenses and taxes, the purchase of investments and payment of dividends to Safety.

        Net cash provided by operating activities was $81,627 and $69,437 during the nine months ended September 30, 2007 and 2006, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

        Net cash used by investing activities was $58,314 and $203,394 during the nine months ended September 30, 2007 and 2006, respectively. Net cash used during the nine months ended September 30, 2007 and 2006 was primarily the result of purchases of fixed maturity securities in excess of sales.

        Net cash used for financing activities increased to $15,704 during the nine months ended September 30, 2007 from $5,519 during the comparable 2006 period. The increase was primarily due to an increase in dividends paid to shareholders.

Credit Facility

        Safety has a $30,000 revolving credit facility with Citizens Bank of Massachusetts which expires on June 17, 2008. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts' prime rate or 0.5% above the federal funds rate plus 1.5% per annum. Interest only is payable prior to maturity. The obligations of Safety under the credit facility are secured by pledges of Safety's assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of September 30, 2007, we were in compliance with all such covenants.

        We had no amounts outstanding on our credit facility at September 30, 2007 and December 31, 2006. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at September 30, 2007 and 2006.

Regulatory Matters

        Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2006, the statutory surplus of Safety Insurance was $457,505, and its net income for 2006 was $110,075. As a result, a maximum of $110,075 is available in 2007 for such dividends without prior approval of the Division. During the nine months ended September 30, 2007, Safety Insurance paid dividends to Safety of $20,720.

        The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations such as the impact of dividends on surplus which could affect an insurer's ratings or competitive position, the amount of premiums that can be written, and the ability to pay future dividends.

        On February 15, 2007, our Board approved a quarterly cash dividend on our common stock of $0.25 per share, or $4,043 which was paid on March 15, 2007 to shareholders of record on March 1, 2007. On May 7, 2007, our Board approved a quarterly cash dividend on our common stock of $0.25 per share or $4,057 which was paid on June 15, 2007 to shareholders of record on June 1, 2007. On August 3, 2007, our Board approved a quarterly cash dividend of $0.40 per share, or $6,476, which was paid on September 14, 2007 to shareholders of record on September 3, 2007. On November 5, 2007, our Board approved a quarterly cash dividend on our common stock of $0.40 per share, to be paid on December 14, 2007 to our shareholders of record on December 3, 2007. We plan to continue to declare and pay quarterly cash dividends in 2008, depending on our financial position and the regularity of our cash flows.

        On August 3, 2007, the Board approved a share repurchase program of up to $30,000 of Safety's outstanding common shares. Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management's discretion. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

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

Off-Balance Sheet Arrangements

        We have no material obligations under a guarantee contract meeting the characteristics identified in paragraph 3 of Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others." We have no material retained or contingent interests in assets transferred to an unconsolidated entity. We have no material obligations, including contingent obligations, under contracts that would be accounted for as derivative instruments. We have no obligations, including contingent obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us. We have no direct investments in real estate and no holdings of mortgages secured by commercial real estate. Accordingly, we have no material off-balance sheet arrangements.

Contractual Obligations

        We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At September 30, 2007, certain long-term aggregate contractual obligations and credit-related commitments are as follows:

	Payments Due by Period
	Within One Year	Two to Three Years	Four to Five Years	After Five Years	Total
Loss and LAE reserves	$229,348	$205,946	$28,083	$4,681	$468,058
Purchase commitments	879	1,758	1,758	3,371	7,766
Operating leases	3,932	7,740	7,578	23,482	42,732

Total contractual obligations	$234,159	$215,444	$37,419	$31,534	$518,556

        As of September 30, 2007, the Company had loss and LAE reserves of $468,058, reinsurance recoverables of $81,429 and net loss and LAE reserves of $386,629. Our loss and LAE reserves are estimates as described in more detail under "Critical Accounting Policies and Estimates". The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

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

        Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "aim," "projects," or words of similar meaning and expressions that indicate future events and trends, or future or conditional verbs such as "will," "would," "should," "could," or "may." All statements that address expectations or projections about the future, including statements about the Company's strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

        Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market in response to Managed Competition, it could have a material adverse effect on us. Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC, such as those set forth under the caption "Risk Factors" in our Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007.

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

As of September 30, 2007	-100 Basis Point Change	No Change	+100 Basis Point Change
Estimated fair value	$1,026,198	$980,043	$931,973
Estimated increase (decrease) in fair value	$46,155	$—	$(48,070)

        An important market risk for all of our long-term debt is interest rate risk. We continue to monitor the interest rate environment and to evaluate refinancing opportunities as maturity dates approach. With respect to floating rate debt, we are also exposed to the effects of changes in prevailing interest rates. We had no debt outstanding under our credit facility during the nine months ended September 30, 2007. Assuming maximum utilization of our credit facility for the entire year, a 2.0% change in the prevailing interest rate on our variable rate debt would result in interest expense fluctuating approximately $600.

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

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings—Please see "Item 1—Financial Statements—Note 7, Commitments and Contingencies."

Item 1A.    Risk Factors

        There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30 million of Safety's outstanding common shares. The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. Below is the activity for the quarter ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
August 3-31	48,124	$32.93	48,124	$28,415,096

Item 3.    Defaults upon Senior Securities—None.

Item 4.    Submission of Matters to a Vote of Security Holders—None.

Item 5.    Other Information—None.

Item 6.    Exhibits—The exhibits are contained herein as listed in the Exhibit Index.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)
Date: November 9, 2007
	By:	/s/ WILLIAM J. BEGLEY, JR. William J. Begley, Jr. Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., effective January 1, 2007.(2)
10.2
Addendum No.1 to Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., adding Safety Property and Casualty Insurance Company as a named reinsured company, effective January 1, 2007. (2)
10.3	Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., effective January 1, 2007.(2)
10.4
Addendum No. 1 to Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., adding Safety Property and Casualty Insurance Company as a named reinsured company, effective January 1, 2007.(2)
10.5	Property Catastrophe Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Reinsurance America Corporation, effective January 1, 2007.(2)
10.6
Addendum No. 2 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Reinsurance America Corporation, effective January 1, 2007.(2)
10.7
Addendum No. 2 to Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and The Hartford Steam Boiler Inspection and Insurance Company, effective January 1, 2007.(2)
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

QuickLinks

SAFETY INSURANCE GROUP, INC. Table of Contents
Safety Insurance Group, Inc. and Subsidiaries Consolidated Balance Sheets (Unaudited) (Dollars in thousands, except share data)
Safety Insurance Group, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (Dollars in thousands, except per share and share data)
Safety Insurance Group, Inc. and Subsidiaries Consolidated Statements of Changes in Shareholders' Equity (Unaudited) (Dollars in thousands)
Safety Insurance Group, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)
Safety Insurance Group, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)
Safety Insurance Group, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements (Dollars in thousands except per share and share data)
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary and Overview
Critical Accounting Policies and Estimates
Results of Operations
Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006
Liquidity and Capital Resources
Forward-Looking Statements
  Item 3. Quantitative and Qualitative Information about Market Risk (Dollars in thousands)
  Item 4. Controls and Procedures
  Part II. OTHER INFORMATION
  Item 1. Legal Proceedings—Please see "Item 1—Financial Statements—Note 7, Commitments and Contingencies."
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities—None.
  Item 4. Submission of Matters to a Vote of Security Holders—None.
  Item 5. Other Information—None.
  Item 6. Exhibits—The exhibits are contained herein as listed in the Exhibit Index.
SIGNATURE
EXHIBIT INDEX