Form 10-K
period 2007-12-31
SAFETY INSURANCE GROUP INC
filed 2008-03-14
CIK 1172052

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity (based on the closing sales price on NASDAQ) held by non-affiliates of the registrant as of June 30, 2007, was approximately $618,492,568.

         As of March 7, 2008, there were 16,197,089 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held on May 16, 2008, which Safety Insurance Group, Inc. (the "Company", "we", "our", "us") intends to file within 120 days after its December 31, 2007 year-end, are incorporated by reference into Part III hereof.

SAFETY INSURANCE GROUP, INC.

        In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

PART I.

ITEM 1.    BUSINESS

General

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 74.6% of our direct written premiums in 2007), we offer a portfolio of property and casualty insurance products, including commercial automobile, homeowners, dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts through our insurance subsidiaries, Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity") and Safety Property and Casualty Insurance Company ("Safety P&C") which was organized in December 2006 (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with 814 independent insurance agents in 916 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile carrier, capturing an approximate 11.4% share of the Massachusetts private passenger automobile insurance market, and the third largest commercial automobile carrier, with an 11.1% share of the Massachusetts commercial automobile insurance market, in 2007 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR"). In addition, we were also ranked the 45th largest automobile writer in the country according to A.M. Best, based on 2006 direct written premiums. We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

        We have maintained profitability in part by managing our cost structure through, for example, the use of technology. Our share of the Massachusetts private passenger automobile insurance market has grown from 10.4% in 2002 to 11.4% in 2007 and we have continued to expand our product offerings. Our direct written premiums have increased by 20.0% between 2002 and 2007, from $516,556 to $619,848. However, our direct written premiums decreased by 1.5% between 2006 and 2007 as a result of a state mandated private passenger automobile rate decrease of 11.7% effective April 1, 2007. On January 25, 2008 the Commissioner of Insurance of the Commonwealth of Massachusetts (the "Commissioner") approved our request for a further 6.3% decrease in our private passenger automobile insurance rates under the state's newly implemented system of competitive rating (discussed in more detail below) effective April 1, 2008. As a result we anticipate a further reduction in private passenger automobile direct written premium for 2008. We filed for an additional decrease of 0.2%, effective May 1, 2008, and also will offer additional discounts, such as when policyholders have maintain continuous coverage with us or buy other policies from us, among other things.

        On June 20, 2007, we applied for admission in the State of New Hampshire for a Certificate of Authority to transact insurance business. On October 16, 2007, the State of New Hampshire Insurance Department issued a Certificate of Authority for property and casualty insurance to each of the Insurance Subsidiaries. We anticipate that we will begin writing business in New Hampshire late in 2008.

Website Access to Information

        The Internet address for our website is www.SafetyInsurance.com. All of our press releases and United States Securities and Exchange Commission ('SEC") reports are available for viewing or download at our website. These documents are made available on our website as soon as reasonably practicable after each press release is made and SEC report is filed with, or furnished to, the SEC. Copies of any current public information about our company are available without charge upon written, telephone, faxed or e-mailed request to the Office of Investor Relations, Safety Insurance Group, Inc., 20 Custom House Street, Boston, MA 02110, Tel: 877-951-2522, Fax: 617-603-4837, or e-mail: InvestorRelations@SafetyInsurance.com. The materials on our website are not part of this report on Form 10-K nor are they incorporated by reference into this report and the URL above is intended to be an inactive textual reference only.

Our Competitive Strengths

        We Have Strong Relationships with Independent Agents.    In 2006, independent agents accounted for approximately 78.9% of the Massachusetts automobile insurance market measured by direct written premiums as compared to only about 40.6% nationwide, according to A.M. Best. For that reason, our strategy is centered around, and we sell exclusively through, a network of 814 independent agents (of which 270 are Exclusive Representative Producers ["ERPs"]) in 916 locations throughout Massachusetts. In order to support our independent agents and enhance our relationships with them, we:

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

        We Have an Uninterrupted Record of Profitable Operations.    In every year since our inception in 1979, we have been profitable. We have achieved our profitable growth by, among other things:

  •
  Increasing by 9.5% the number of private passenger automobile exposures we underwrite from 436,000 in 2002 to 477,567 in 2007;

  •
  Maintaining a statutory combined ratio that is consistently below industry averages (refer to Insurance Ratios under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources for a discussion on statutory insurance ratios);

  •
  Taking advantage of the institutional knowledge our management has amassed during our long operating history in the unique Massachusetts market;

  •
  Introducing new lines and forms of insurance products;

  •
  Investing in technology to simplify internal processes and enhance our relationships with our agents; and

  •
  Maintaining a high-quality investment portfolio.

        We Are a Technological Leader.    We have dedicated significant human and financial resources to the development of advanced information systems. Our technology efforts have benefited us in two distinct ways. First, we continue to develop technology that empowers our independent agent customers to make it easier for them to transact business with their clients and with the Insurance Subsidiaries. In our largest business line, private passenger automobile insurance, our agents now submit approximately 98% of all applications for new policies or endorsements for existing policies to us electronically through our proprietary information portal, the Agents Virtual Community ("AVC"). Second, our investment in technology has allowed us to re-engineer internal back office processes to provide more efficient service at lower cost. Our adjusted statutory expense ratios have been below the average industry statutory expense ratio in each of the past five years. Our systems have also improved our overall productivity, as evidenced by our direct written premiums per employee increasing to $1,082 in 2007 from $978 in 2002, while the average premium per exposure was $963 in 2007 compared to $967 in 2002.

        We Have an Experienced, Committed and Knowledgeable Management Team.    Our senior management team owns approximately 7% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. Our senior management team, led by our President, Chief Executive Officer and Chairman of the Board, David F. Brussard, has an average of over 28 years of industry experience per executive, as well as an average of over 26 years of experience with Safety. The team has demonstrated an ability to operate successfully within the regulated Massachusetts private passenger automobile insurance market.

Our Strategy

        To achieve our goal of increasing shareholder value, our strategy is to maintain and develop strong independent agent relationships by providing our agents with a full package of insurance products and information technology services. We believe this strategy will allow us to:

  •
  Further penetrate the Massachusetts private passenger, commercial automobile and homeowners insurance markets;

  •
  Implement rates, forms and billing options that allow us to cross-sell homeowners, dwelling fire, personal umbrella in the personal lines market and business owner policies, commercial property package and commercial umbrella in the commercial lines market in order to capture a larger share of the total Massachusetts property and casualty insurance business written by each of our independent agents; and

  •
  Continue to expand our technology to enable independent agents to more easily serve their customers and conduct business with us, thereby strengthening their relationships with us.

The Massachusetts Property and Casualty Insurance Market

        Introduction.    We are licensed by the Commissioner to transact property and casualty insurance in Massachusetts. All of our business is extensively regulated by the Commissioner.

        The Massachusetts Market for Private Passenger Automobile Insurance.    Private passenger automobile insurance has been heavily regulated in Massachusetts. In many respects, the private passenger automobile insurance market in Massachusetts prior to 2008 has been unique, in comparison to other states. This is due to a number of factors, including unusual regulatory conditions, the market dominance of domestic companies, the relative absence of large national companies, and the heavy reliance on independent insurance agents as the market's principal distribution channel. For many insurance companies, these factors have presented substantial challenges, but we believe they provided us a competitive advantage, because, as our financial history shows, we have a thorough understanding of this market.

        Changes to the Regulation of Private Passenger Automobile Insurance in Massachusetts.    Since 1977 the Commissioner has fixed and established the premium rates that all insurers must use in the Massachusetts private passenger automobile insurance market. Since 1982, CAR has managed the residual market for private passenger automobile insurance using a reinsurance mechanism. On July 16, 2007, the Commissioner issued two decisions that significantly change these two long standing approaches to how private passenger automobile insurance is regulated in Massachusetts. In the first decision, the Commissioner announced that she would not fix and establish the maximum premium rates that can be charged for private passenger automobile insurance policies issued or renewed after April 1, 2008. In a letter accompanying the decision, the Commissioner stated that in place of the "fixed and established" system, she would permit companies to file their own premium rates for approval by the Commissioner, under a system that the Commissioner has characterized as "managed competition" ("Managed Competition").

        The Commissioner has taken additional steps to implement this decision. First, with respect to allowing competitive pricing, the Commissioner has promulgated new regulations setting the terms and conditions that insurers must comply with in establishing their rates to be effective April 1, 2008. The regulation contains a list of prohibited factors, including a prohibition of the use of credit information in rating or underwriting. In her announcement of the final regulation, the Commissioner stated that she would review whether credit information should continue to be banned after the one-year transition period ending March 31, 2009. The Commissioner has also issued a number of bulletins providing guidance on various issues, including regulatory review standards, discounts, product form, endorsement, and new business application standards and classification plan requirements. Pursuant to this authority, we filed for a 6.3% rate decrease, for our policies issued and renewed on or after April 1, 2008. On January 11, 2008, the Commissioner held a hearing on the issues raised by the Attorney General regarding our rate filing. On January 25, 2008, the Commissioner issued her Opinion, Findings and Decision concluding that we had met our burden of proof on the issues that were the subject of the hearing and, therefore, the filing was not disapproved. On February 15, 2008, the Attorney General notified the Commissioner that she would not appeal the Commissioner's decision.

        In the second decision, the Commissioner approved and set a time table for the implementation of new CAR rules pursuant to which the current reinsurance program run by CAR will be replaced with an assigned risk plan known as the Massachusetts Automobile Insurance Plan ("MAIP"). Under these new rules, insurance applicants who are not able to obtain coverage from an insurance company will be assigned to insurers by CAR, based on each insurer's pro-rata market share. The MAIP will begin to be implemented on April 1, 2008 for new business written on and after that date. We will no longer be assigned ERPs whose business we must insure (subject to the option of ceding it to CAR). The last policy effective date on which any risk can be ceded to CAR in accordance with the current reinsurance program is March 31, 2009. Policies will be assigned to us for three years, unless the policyholder is offered a voluntary policy by another insurer.

        These decisions remove many of the factors that have historically distinguished the Massachusetts private passenger automobile insurance market from that market in other states such as the use of a standard policy form, the use of a single safe driver insurance plan, and the role of ERPs and CAR.

        However, certain of the historically unique factors related to the Massachusetts private passenger automobile insurance market have not been eliminated, including compulsory insurance, affinity group marketing, and the prominence of independent agents.

Products

        Historically, we have focused on underwriting private passenger automobile insurance, which is written through our subsidiary, Safety Insurance. In 1989, we formed Safety Indemnity to offer commercial automobile insurance at preferred rates. Since 1997, we have expanded the breadth of our product line in order for agents to address a greater portion of their clients' insurance needs by selling multiple products. Homeowners, business owners policies, personal umbrella, dwelling fire and commercial umbrella insurance are written by Safety Insurance at standard rates, and written by Safety Indemnity at preferred rates. In December 2006, we formed Safety P&C to offer homeowners and commercial automobile insurance at ultra preferred rates. The table below shows our premiums in each of these product lines for the periods indicated and the portions of our total premiums each product line represented.

	For the Years Ended December 31,
Direct Written Premiums
	2007		2006		2005
Private passenger automobile	$462,453	74.6%	$478,175	76.0%	$521,062	80.3%
Commercial automobile	82,242	13.3	88,174	14.0	69,963	10.8
Homeowners	57,515	9.3	49,644	7.9	47,055	7.2
Business owners policies	12,481	2.0	9,204	1.5	7,073	1.1
Personal umbrella	2,158	0.3	1,811	0.3	1,645	0.3
Dwelling fire	2,341	0.4	1,971	0.3	1,878	0.3
Commercial umbrella	658	0.1	532	—	437	—

Total	$619,848	100.0%	$629,511	100.0%	$649,113	100.0%

        Our product lines are as follows:

        Private Passenger Automobile (74.6% of 2007 direct written premiums).    Private passenger automobile insurance is our primary product, and we support all Massachusetts policy forms and limits of coverage. Private passenger automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils. We have priced our private passenger coverage competitively by offering group discounts since 1995 and we currently offer approximately 186 affinity group discount programs ranging from 3% to 8% discounts. We received approval for a rate decrease of 6.3% effective April 1, 2008, under Massachusetts' Managed Competition regulations. We also offer, effective April 1, 2008, various new discounts including a discount of 10% when a private passenger policy is issued along with a non private passenger policy with us, and a longevity/renewal credit of up to 8% for policyholders who maintain continuous coverage with us. We received approval for an additional rate decrease of 0.2% to be effective May 1, 2008.

        Commercial Automobile (13.3% of 2007 direct written premiums).    Our commercial automobile program supports all Massachusetts policy forms and limits of coverage including endorsements that broaden coverage over and above that offered on the standard Massachusetts policy forms. Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business. We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers, and insure individual vehicles as well as commercial fleets. Commercial automobile policies are written at a standard rate through Safety Insurance. We received approval for a rate increase of 2.1% effective December 16, 2004, and did not file for rate changes during 2005, 2006 and 2007. Qualifying risks eligible for preferred rates are written through Safety Indemnity which uses rates that are 20% lower than Safety Insurance. Effective December 1, 2007 qualifying risks eligible for ultra preferred rates are written through Safety P&C which uses rates that are 35% lower than Safety Insurance.

        Homeowners (9.3% of 2007 direct written premiums).    We offer a broad selection of coverage forms for qualified policyholders. Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy. We write policies on homes, condominiums, and apartments. We offer loss-free credits of up to 16% for eight years of loss free experience, along with an account credit of up to 18% when a home is written together with an automobile. All forms of homeowners coverage are written at a standard rate through Safety Insurance. We received approval for a rate increase of 3.4% effective

March 1, 2007. Qualifying risks eligible for preferred rates are written through Safety Indemnity which uses rates that are 13% lower than Safety Insurance. Effective September 1, 2007 qualifying risks eligible for ultra preferred rates are written through Safety P&C which uses rates that are 22% lower than Safety Insurance. We have filed for a rate increase of 1.6% effective April 1, 2008, and have filed to increase our account credit to 20%.

        Business Owners Policies (2.0% of 2007 direct written premiums).    We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses. Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss. Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers. We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

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

        Personal Umbrella (0.3% of 2007 direct written premiums).    We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients. We offer a discount (account credit) of 10% when an umbrella policy is written together with an automobile insurance policy. We write policies at standard rates with limits of $1,000 to $5,000.

        Dwelling Fire (0.4% of 2007 direct written premiums).    We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences. We offer superior construction and protective device credits, with a discount (account credit) of 5% when a dwelling fire policy is issued along with an automobile policy. We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

        Commercial Umbrella (0.1% of 2007 direct written premiums).    We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies. The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks. We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

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

        In the wake of the September 11, 2001 tragedies, the insurance industry is also impacted by terrorism, and we have filed and received approval for a number of terrorism endorsements from the Commissioner, which limit our liability and property exposure according to the Terrorism Risk

Insurance Act of 2002, the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007. See "Reinsurance," discussed below.

Distribution

        We distribute our products exclusively through independent agents, unlike some of our competitors, which use multiple distribution channels. We believe this gives us a competitive advantage with the agents. With the exception of our ERPs, we do not accept business from insurance brokers. Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority. We reserve the ability under Massachusetts law to cancel any coverage, other than private passenger automobile insurance, within the first 30 days after it is bound. In total, our 814 independent agents (including our ERPs) have 916 offices (some agencies have more than one office) and approximately 4,848 customer service representatives.

        Voluntary Agents.    In 2007, we obtained approximately 79.0% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents. As of February 29, 2008, we had agreements with 544 voluntary agents. Our voluntary agents are located in all regions of Massachusetts.

        We look for agents with profitable portfolios of business. To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 64.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 300 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the performance of our agents during the prior year. If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us. We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards. Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by premiums. No individual agency generated more than 3.0% of our direct written premiums in 2007.

        Exclusive Representative Producers.    In 2007, our ERPs generated approximately 21.0% of our direct written premiums for automobile insurance. As of December 31, 2007, we had 54 private passenger automobile ERPs. CAR defines ERPs as licensed dwelling fire or casualty insurance agents or brokers who have a place of business in Massachusetts, but have no existing voluntary independent agency relationship with an automobile insurer conducting business in Massachusetts.

        Massachusetts law guarantees that CAR provide motor vehicle insurance coverage to all qualified applicants. To facilitate this system, under CAR's current rules, any qualified licensed insurance producer that is unable to obtain a voluntary automobile relationship with an insurer becomes an ERP and is assigned to an insurer, which is then required to write that agent's policies. As noted, the MAIP begins April 1, 2008 and is scheduled to be fully implemented by April 1, 2009. Beginning April 1, 2008 all Massachusetts agents (including ERPs) are authorized to submit eligible business to the MAIP for random assignment to a servicing carrier such as Safety. We will receive individual policies assigned to us from the MAIP starting April 1, 2008.

        Beginning January 1, 2006, CAR implemented a Limited Servicing Carrier Program (the "LSC program") for ceded commercial automobile policies. CAR approved Safety Insurance and five other servicing carriers through a Request for Proposal to process approximately $200,000 of ceded commercial automobile business based on CAR data as of December 31, 2005, which will be spread equitably among the six servicing carriers. CAR assigned 353 voluntary agents (many of which were already voluntary agents of Safety) and 103 ERPs to Safety Insurance for the LSC program. In addition during 2007, CAR requested bids for the ceded taxi/limousine/car service commercial automobile business pool. Safety Insurance bid through a Request for Proposal to process approximately $16,000 of ceded taxi/limousine/car service commercial automobile business based on CAR data as of December 31, 2006 and was approved effective January 1, 2008 to be one of two servicing carriers for this business, which will be spread equitably among the two servicing carriers.

        The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	For the Years Ended December 31,
	2007		2006		2005
Line of Business
	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile:
Voluntary agents	391,255	6.8%	366,220	3.7%	353,109	3.4%
ERPs	86,312	-13.0	99,196	-15.3	117,112	-0.4

Total private passenger automobile	477,567	2.6	465,416	-1.0	470,221	2.4

Commercial automobile:
Voluntary agents	47,537	-1.2	48,117	3.7	46,396	7.5
ERPs	6,134	-7.3	6,619	180.5	2,360	9.6

Total commercial automobile	53,671	-1.9	54,736	12.3	48,756	7.6

Other:
Homeowners	69,635	8.8	64,020	-0.3	64,193	-2.9
Business owners	5,285	9.2	4,838	22.5	3,950	24.4
Personal umbrella	8,735	13.4	7,705	2.9	7,491	0.2
Dwelling fire	2,424	11.6	2,173	-3.2	2,245	-5.7
Commercial umbrella	410	31.8	311	25.9	247	30.7

Total other	86,489	9.4	79,047	1.2	78,126	-1.5

Total	617,727	3.1	599,199	0.4	597,103	2.3

Total voluntary agents	525,281	6.5	493,384	3.3	477,631	2.9
Total ERPs	92,446	-12.6%	105,815	-11.4%	119,472	-0.2%

        Our total written exposures increased by 3.1% for the year ended December 31, 2007. The increase was the result of our voluntary agent written exposures increasing by 6.5% and our ERP written exposures decreasing by 12.6%. Our private passenger automobile exposures increased by 2.6% primarily as a result of the addition of voluntary agents. The decrease in our ERP written exposures was due to a CAR ERP redistribution which began in 2006 and our offering of voluntary agency contracts to some of our ERPs. Our commercial automobile exposures decreased by 1.9% primarily as a result of reduced exposures from ERPs submitting business through the CAR LSC program. Our other than auto exposures increased by 9.4% primarily as a result of our voluntary agents efforts to sell multiple products to their clients.

Marketing

        We view the independent agent as our customer and business partner. As a result, a component of our marketing efforts focuses on developing interdependent relationships with leading Massachusetts agents that write profitable business and positioning ourselves as the preferred insurance carrier of those agents, thereby receiving a larger portion of each agent's aggregate business. Our principal marketing strategies to agents are:

  •
  To offer a range of products, which we believe enables our agents to meet the insurance needs of their clients, and overcomes agents' resistance to placing their clients' automobile, homeowners and other coverages with different insurers;

  •
  To price our products competitively, including offering discounts when and where appropriate for safer drivers and for affinity groups for our personal automobile products, loss free credits for our homeowner products and also offering account discounts for policyholders that have more than one policy with us;

  •
  Our products are designed, priced and marketed to our agents for their customers to place all their insurance with us;

  •
  To offer agents competitive commissions, with incentives for placing their more profitable business with us; and

  •
  To provide a level of support and service that enhances the agent's ability to do business with its clients and with us.

        Beginning in 2007, we started marketing our products directly to consumers, using a variety of radio, television, and print advertisements.

        Commission Schedule and Profit Sharing Plan.    We have several programs designed to attract profitable new private passenger automobile business from agents by paying them more than the minimum commission the law requires (which is 13.0% of premiums for 2007, and 13.0% in 2008). We recognize our top performing agents by making them members of our President's Club or Executive Club. In 2007, President's Club members received a commission equal to 18.0% of premiums for each new policy with a safe driver credit code of 99 and 98 (drivers with no accidents or violations in the prior six and five years respectively), while Executive Club members received a commission equal to 15.0% of premiums for such policies.

        Further, we have a competitive agency incentive commission program under which we pay agents up to 8.0% of premiums based on the loss ratio on their business.

        We have received no inquiries from the Commissioner relative to how we conduct our contingent commissions and profit sharing programs. The Massachusetts Attorney General did question the inclusion of contingent commission expenses in her appeal of our April 1, 2008 private passenger rate filing. As noted above, the Commissioner ruled on January 25, 2008 that the inclusion of expenses attributable to contingent commissions was reasonable and not prohibited by Massachusetts law.

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

  •
  Pricing of our private passenger automobile product as of April 1, 2008;

  •
  Pricing of our commercial automobile, homeowners, dwelling fire, personal umbrella, business owners policies, commercial umbrella and commercial package products;

  •
  Determining underwriting guidelines for all our products;

  •
  Determining which policies to cede to CAR's reinsurance pool and which to retain; and

  •
  Evaluating whether to accept transfers of a portion of an existing or potential new agent's portfolio from another insurer.

        We are organized into three underwriting units, a separate unit for private passenger automobile, a separate unit for all other personal lines underwriting including homeowners, dwelling fire, personal umbrella and inland marine coverages, and a separate unit for commercial lines, including commercial auto, business owners policies, commercial umbrella and commercial package policies.

        Pricing.    Prior to April 1, 2008 our pricing strategy for private passenger automobile insurance primarily depends on the maximum permitted premium rates and minimum permitted commission levels mandated by the Commissioner. Beginning April 1, 2008 subject to the Commissioners review we set rates for our private passenger using industry loss cost data, our own loss experience, residual market deficits, catastrophe modeling and prices charged by our competitors in the Massachusetts market. Current regulations do not allow tiering of rates for private passenger automobile insurance and all three of our companies are approved for the same rate level effective April 1, 2008. Beginning April 1, 2008 subject to Commissioner review, CAR sets the premium rates for personal automobile policies reinsured through CAR and policies assigned to carriers by the MAIP. However companies may only charge the insured the lower of the CAR/MAIP rate or the company's competitive voluntary market rate. Safety Insurance's approved rate is lower than the CAR/MAIP rate and all policies we reinsure with CAR after April 1, 2008 or are assigned by the MAIP after April 1, 2008 will be written at our approved rate.

        We offer group discounts to members of 186 affinity groups, including the Boston College Alumni Association, the Massachusetts Bar Association and the Massachusetts Medical Society. In general, we target affinity groups with a mature and stable membership base along with favorable driving records, offering between a 3% and 8% discount (with 4% being the average discount offered). Approximately 9.0% of the private passenger policies we issue receive an affinity group discount.

        Subject to Commissioner review, CAR sets the premium rates for commercial automobile policies reinsured through CAR. Subject to Commissioner review, we set rates for commercial automobile policies that are not reinsured through CAR, and for all other insurance lines we offer, including homeowners, dwelling fire, personal umbrella, commercial umbrella, commercial package policies and business owner policies. We base our rates on industry loss cost data, our own loss experience, residual market deficits, catastrophe modeling and prices charged by our competitors in the Massachusetts market. We have three pricing tiers for most products, utilizing Safety Insurance for standard rates, Safety Indemnity for preferred rates and Safety P&C for ultra preferred rates. We received approval for a rate increase of 2.1% for our Safety Insurance commercial automobile line effective December 16, 2004, and did not file for a rate change during 2005, 2006 or 2007. We received approval for a rate deviation for Safety P&C commercial automobile of 35% below our comparable Safety Insurance rate. We received approval for a rate increase of 3.4% for our homeowners line effective March 1, 2007, and have filed for a rate increase of 1.6% effective April 1, 2008.

        Cede/Retain Decisions.    Until April 1, 2009 under CAR's current rules for private passenger policies, we must decide, within 23 days after the effective date of renewing an existing policy, whether to cede it to CAR's reinsurance pool (effective April 1, 2008, new policies may not be ceded to CAR). Each Massachusetts private passenger automobile insurer must bear a portion of the losses of the private passenger reinsurance pool. Under CAR's current rules, we are able to reduce our total allocated share of the losses of the reinsurance pool by ceding less business to the pool than our proportionate share. As a result, in determining whether to cede an underpriced policy to CAR's private passenger automobile reinsurance pool, we attempt to evaluate whether we are likely to incur greater total losses by ceding it to the pool or by retaining it. According to the January 18, 2008 CAR Cession Volume Analysis—Private Passenger Report, as of November 30, 2007, we have ceded 4.3% of our private passenger automobile business to the pool in 2007, compared to an average of 4.4% for the industry. Our goal is to cede only those policies that incur less total losses resulting from a cession to CAR, than the total losses incurred by retaining the policy.

        CAR runs a reinsurance pool for commercial automobile policies and beginning January 1, 2006, we are one of six servicing carriers that can service commercial automobile policies for CAR. CAR also runs a reinsurance pool for taxi/limousine/car service commercial automobile policies and beginning January 1, 2008 we are one of two servicing carriers that can service these policies for CAR. All commercial automobile business that is not written in the voluntary market is apportioned to one of the six servicing carriers who handle the business on behalf of CAR or to one of the two servicing carriers who handle the business on behalf of CAR for taxi/limousine/car service business. Each Massachusetts commercial automobile insurer must bear a portion of the losses of the total commercial reinsurance pool that is serviced by the approved servicing carriers.

        Bulk Policy Transfers and New Voluntary Agents.    From time to time, we receive proposals from existing voluntary agents to transfer a portfolio of the agent's business from another insurer to us. Our underwriters model the profitability of these portfolios before we accept these transfers. Among other things, we usually require that the private passenger portion of the portfolio have a pure loss ratio of 64.0% or less on the portion of the agent's portfolio that we would underwrite. In addition, we require any new voluntary agent to commit to transfer a portfolio to us consisting of at least 300 policies.

        Policy Processing and Rate Pursuit.    Our underwriting department assists in processing policy applications, endorsements, renewals and cancellations. For many years, we have used and implemented proprietary software that enables agents to connect to our network and enter policy and endorsement applications for private passenger automobile insurance from their office computers. In our private passenger automobile insurance line, our agents now submit approximately 98% of all applications for new policies or endorsements for existing policies through our proprietary information portal, the AVC. During 2007, we introduced propriety software for our commercial automobile and homeowners insurance lines of business that offers the same functionality that we provide in our personal automobile software.

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

        We believe that our technology initiatives have increased revenue and decreased costs. For example, these initiatives have allowed us to reduce the number of call-center transactions which we perform, and to transfer many manual processing functions from our internal operations to our independent agents. We also believe that these initiatives have contributed to our overall increases in productivity. In 1990, we had 399 employees and $154,997 in direct written premiums. As of December 31, 2007, we had 573 employees and $619,848 in direct written premiums, which represents an increase from $388 direct written premiums per employee in 1990 to $1,082 direct written premiums per employee in 2007.

Internal Applications (Intranet)

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

        The RadicalGlass.com application allows our claims department to contain glass costs by increasing the windshield repair to replacement ratio. For every windshield that is repaired rather than replaced there is an average savings of $275 per windshield claim.

        A VIP Claims Center was introduced during 2006 to provide increased service levels to our independent insurance agents and their clients. The VIP Claims Center uses a network of rental car centers and auto body repair shops to provide a higher level of service to the clients of the independent insurance agents while reducing costs, such as rental expense, through reduced cycle times.

        Billing.    Proprietary billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders. We believe the sophistication of our direct bill system helps us to limit our bad debt expense. In both 2007 and 2006 our bad debt expense as a percentage of direct written premiums was 0.2%.

External Applications

        Agency employees can securely access business critical applications through our corporate extranet, which we call AVC. AVC includes Web-enabled applications, advanced security and an Internet-enabled communications network, which we believe constitutes many of our agents' only high-speed Internet connection. We believe that AVC is unique to the Massachusetts insurance industry because using AVC allows an agent to access a variety of vendors and other carriers over the Internet through a single portal. We currently have a patent application pending on AVC. The patent application pertains to the method and system by which AVC delivers customer services to independent insurance agents. The capability for agency personnel to schedule online appointments with third-party vendors (such as glass repair retailers and rental car agencies) for their clients is also available. We designed AVC to be scalable so that these types of vendors and potentially, other insurers, can link to the network and create a "once and done" environment for the independent agent.

        Listed below are examples of the business critical applications agents may access through AVC.

        New Business and Endorsement Processing.    Agents can perform new business and endorsement processing with our point of sale application. Agents can upload policy data to our system directly from their agency system or rate quote software in AVC's secure Web environment without having to re-enter policy information. Agents are then able to download many of these transactions to their agency management system the next business day.

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

        Other Tools and Services.    AVC gives agents access to electronic versions of underwriting manuals, which include updated guidelines for acceptable risks, commission levels and product pricing. Further, we provide our agents with third-party software (the XNET Cost Estimator from Marshall Swift/Boeck) that we make available through AVC to help assess home replacement costs. This initiative helps ensure that we receive the correct premium with respect to homeowners policies and provide the correct level of coverage against home loss. Finally, we provide agents a daily report of all their insurance transactions processed through AVC. This report allows our agents to monitor their performance and review profitability goals.

Claims

        Because of the unique differences between the management of casualty claims and property claims, we use separate departments for each of these types of claims.

Casualty Claims

        We have a proven record of settling casualty claims below the industry average in Massachusetts. According to the Automobile Insurers Bureau, our average casualty claim settlement during the period from January 1994 through June 30, 2007, was $5,595, approximately 3.1% lower than the Massachusetts industry average of $5,770.

        We have adopted stringent claims settlement procedures, which include guidelines that establish maximum settlement offers for soft tissue injuries, which constituted approximately 81% of our bodily injury claims in 2007. If we are unable to settle these claims within our guidelines, we generally take the claim to litigation. We believe that these procedures result in providing our adjusters with a uniform approach to negotiation.

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

        We believe the structure of our casualty claims unit allows us to respond quickly to claimants anywhere in the Commonwealth of Massachusetts. Comprising 94 people, the department is organized into distinct claim units that contain loss costs for soft tissue injuries. Field adjusters are located geographically for prompt response to claims, with our litigation unit focused on managing loss costs and litigation expenses for serious injury claims.

        Additionally, we utilize a special unit to investigate fraud in connection with casualty claims. This special unit has one manager and ten employees. In cases where adjusters suspect fraud in connection with a claim, we deploy this special unit to conduct investigations. We deny payment to claimants in cases in which we have succeeded in accumulating sufficient evidence of fraud.

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

Reserves

        Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the expenses associated with investigating and paying the losses, or loss adjustment expenses. Every quarter, we review and establish our reserves. Regulations promulgated by the Commissioner require us to annually obtain a certification from either a qualified actuary or an approved loss reserve specialist who may be one of our employees that our loss and loss adjustment expenses reserves are reasonable.

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

        When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2007, is adequate to cover the ultimate net cost of losses and claims incurred as of that date.

        Management determines its loss and LAE reserves estimates based upon the analysis of the Company's actuaries. Management has established a process for the Company's actuaries to follow in establishing reasonable reserves. The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management. The Company's estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $354,330 to a high of $399,814 as of December 31, 2007. The Company's loss and LAE reserves, based on management's best estimate, were set at $393,430 as of December 31, 2007. The ultimate liability may be greater or less than reserves carried at the balance sheet date. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. We do not discount any of our reserves.

        The following table presents development information on changes in the reserves for losses and loss adjustment expenses ("LAE") of our Insurance Subsidiaries for the three years ended December 31, 2007.

	For the Years Ended December 31,
	2007	2006	2005
Reserves for losses and LAE, beginning of year	$449,444	$450,716	$450,897
Less reinsurance recoverable on unpaid losses and LAE	(78,464)	(80,550)	(84,167)

Net reserves for losses and LAE, beginning of year	370,980	370,166	366,730

Incurred losses and LAE, related to:
Current year	405,284	396,653	425,213
Prior years	(30,791)	(42,747)	(39,620)

Total incurred losses and LAE	374,493	353,906	385,593

Paid losses and LAE related to:
Current year	229,237	219,879	237,557
Prior years	122,806	133,213	144,600

Total paid losses and LAE	352,043	353,092	382,157

Net reserves for losses and LAE, end of year	393,430	370,980	370,166
Plus reinsurance recoverables on unpaid losses and LAE	84,290	78,464	80,550

Reserves for losses and LAE, end of year	$477,720	$449,444	$450,716

        At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $30,791, $42,747 and $39,620, during 2007, 2006 and 2005, respectively. The decrease in prior year reserves during 2007 resulted from re-estimations of prior year ultimate loss and LAE liabilities and is primarily composed of reductions of $15,503 in the Company's retained automobile reserves and $11,335 in the CAR assumed reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

        The following table represents the development of reserves, net of reinsurance, for calendar years 1997 through 2007. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2007.

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

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
Reserves for losses and LAE originally estimated	$393,430	$370,980	$370,166	$366,730	$310,012	$266,636	$227,377	$211,834	$206,613	$195,990	$195,145
Cumulative amounts paid as of:
One year later		122,806	133,213	144,600	150,354	137,092	118,141	114,016	107,937	92,791	75,233
Two years later			187,231	202,435	201,287	199,119	168,344	163,768	133,414	113,323	105,046
Three years later				233,513	232,539	225,350	196,340	185,396	154,395	135,024	125,574
Four years later					247,073	238,087	212,079	194,891	163,903	144,985	136,730
Five years later						243,677	217,009	204,290	167,829	149,548	141,843
Six years later							218,419	206,324	171,148	150,940	143,457
Seven years later								206,801	171,871	152,243	143,998
Eight years later									172,157	152,533	144,727
Nine years later										152,714	144,900
Ten years later											144,969

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
Reserves re-estimated as of:
One year later		$340,189	$327,419	$327,110	$303,234	$266,817	$225,115	$204,531	$179,650	$169,940	$171,803
Two years later			310,614	304,891	291,100	269,941	227,764	206,340	176,008	156,590	153,846
Three years later				297,790	280,507	264,961	231,190	208,587	175,868	154,867	147,455
Four years later					277,835	260,398	229,699	209,517	176,025	154,530	146,059
Five years later						257,836	227,428	208,343	175,367	154,572	145,670
Six years later							225,705	208,232	174,469	153,926	145,607
Seven years later								207,084	174,121	153,920	145,465
Eight years later									173,681	153,778	145,452
Nine years later										153,428	145,335
Ten years later											145,300
Cumulative (redundancy) deficiency 2007		(30,791)	(59,552)	(68,940)	(32,177)	(8,800)	(1,672)	(4,750)	(32,932)	(42,562)	(49,845)

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
Gross liability-end of year	$477,720	$449,444	$450,716	$450,897	$383,551	$333,297	$302,556	$302,131	$315,226	$311,846	$319,453
Reinsurance recoverables	84,290	78,464	80,550	84,167	73,539	66,661	75,179	90,297	108,613	115,856	124,308
Net liability—end of year	393,430	370,980	370,166	366,730	310,012	266,636	227,377	211,834	206,613	195,990	195,145
Gross estimated liability—latest		412,922	378,440	365,191	343,407	320,594	279,993	274,181	241,411	224,936	220,757
Reinsurance recoverables—latest		72,733	67,826	67,401	65,572	62,758	54,288	67,097	67,730	71,508	75,457
Net estimated liability—latest		340,189	310,614	297,790	277,835	257,836	225,705	207,084	173,681	153,428	145,300

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

        The table also shows that we have substantially benefited in the current and prior years from releasing redundant reserves. In the years ended December 31, 2007, 2006 and 2005 we decreased loss reserves related to prior years by $30,791, $42,747 and $39,620, respectively. Reserves and development are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, "Executive Summary and Overview."

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

        We are selective in choosing our reinsurers, seeking only those companies that we consider to be financially stable and adequately capitalized. In an effort to minimize exposure to the insolvency of a reinsurer, we continuously evaluate and review the financial condition of our reinsurers. Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A+" (Superior). All of our other reinsurers have an A.M. Best rating of "A" (Excellent) or better except for Folksamerica, PARIS RE, Montpelier and New Castle which are rated "A-" (Excellent).

        We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2007 protected us in the event of a "246-year storm" (that is, a storm of a severity expected to occur once in a 246 year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association. In 2007, we purchased four layers of excess catastrophe reinsurance providing coverage for property losses in excess of $15,000 up to a maximum of $280,000. Our reinsurers co-participation is 90.0% of $15,000 for the 1st layer, 85.0% of $30,000 for the 2nd layer, 85.0% of $190,000 for the 3rd layer, and 50.0% of $30,000 for the 4th layer.

        In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in cost of repairs due to increased estimates in the amount of "demand surge" in the periods following a significant event. While we have continued to manage our exposure to catastrophes such as hurricanes, and have not increased the amount of property we insure subject to a loss from a hurricane, the changes to the various software models during the past few years, and again in 2007 have increased our modeled probable maximum loss due to catastrophic events. We continue to adjust our reinsurance programs as a result of the changes to the models. For 2008, we have purchased three layers of excess catastrophe reinsurance providing coverage for property losses in excess of $15,000 up to a maximum of

$280,000. Our reinsurers' co-participation is 90.0% of $15,000 for the 1st layer, 85.0% of 40,000 for the 2nd layer and 85.0% of $210,000 for the 3rd layer. As a result of these changes to the models, and our revised reinsurance program, we maintain coverage that protects us in the event of a "208-year storm" (that is, a storm of a severity expected to occur once in a 208 year period).

        We also have casualty excess of loss reinsurance for large casualty losses occurring in our automobile, homeowners, dwelling fire, business owners policies, commercial package policies, personal umbrella and commercial umbrella lines of business in excess of $1,000 up to a maximum of $5,000, with an annual aggregate deductible of $500. We have property excess of loss reinsurance coverage for large property losses, with coverage in excess of $1,500 up to a maximum of $15,000, for our homeowners, business owner, and commercial package policies. In addition, we have a quota share reinsurance agreement for personal and commercial umbrella lines of business under which we cede 90.0% of the premiums. For 2007, we ceded 90.0% of losses under our personal and commercial umbrella policies with an annual aggregate deductible of $75. We also have a reinsurance agreement with Hartford Steam Boiler Inspection and Insurance Company, which is a quota share agreement under which we cede 100% of the premiums and losses for the equipment breakdown coverage under our business owner policies and commercial package policies.

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

        The Terrorism Risk Insurance Act of 2002 ("TRIA") was signed into law on November 26, 2002, and expired December 31, 2005. The Terrorism Risk Insurance Extension Act of 2005 was signed into law on December 22, 2005, and expired December 31, 2007. The Terrorism Risk Insurance Extension Act of 2007 ("TRIEA") was signed into law on December 26, 2007 which reauthorized TRIA for seven years, expanded the definition of an "Act of Terrorism" while expanding the private sector role and reducing the federal share of compensation for insured losses under the program. The intent of this legislation is to provide federal assistance to the insurance industry for the needs of commercial insurance policyholders with the potential exposure for losses due to acts of terrorism. The TRIEA provides reinsurance for certified acts of terrorism. Effective January 1, 2008, we will begin to issue policy endorsements for all commercial policyholders to comply with TRIA after obtaining Commissioner approval.

        As of December 31, 2007, we had no material amounts recoverable from any reinsurer, excluding the residual markets described below. On March 10, 2005, our Board of Directors adopted a resolution that prohibits Safety from purchasing finite reinsurance (reinsurance that transfers only a relatively finite or limited amount of risk to the reinsurer) without approval by the Board. To date, the Company has never purchased a finite reinsurance contract.

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

Competition

        The property and casualty insurance business is highly competitive and many of our competitors have substantially greater financial and other resources than we do. We compete with both large national writers and smaller regional companies. Our competitors include companies, which, like us, serve the independent agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer rather than to an independent agency and, potentially, lower cost structures. A material reduction in the amount of business independent agents sell would adversely affect us. Further, we and others compete on the basis of the commissions and other cash and non-cash incentives provided to agents. Although historically, a number of national insurers that are much larger than we are have chosen not to compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. The Commissioner has announced that her Managed Competition reforms were, in part, designed to make Massachusetts more appealing to these companies and one such company, Progressive Insurance Company, has announced it plans to being writing insurance in the state. These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel. There can be no assurance that we will be able to compete effectively against these companies in the future.

        In Massachusetts, as of December 31, 2007, 19 insurers actively wrote private passenger automobile insurance, according to CAR. Of these 19 insurers, 4 are national companies which use independent agents to sell their products, 8 are regional or Massachusetts-only companies which use independent agents to sell their products (including us) and 7 are national, regional or Massachusetts-only companies which sell their products directly to policyholders. Our principal competitors within the Massachusetts private passenger automobile insurance industry are both regional companies, Commerce Group, Inc. and Arbella Insurance Group, which held 31.7% and 9.3% market shares based on automobile exposures, respectively, in 2007 according to CAR.

Employees

        At December 31, 2007, we employed 573 employees. Our employees are not covered by any collective bargaining agreement. Management considers our relationship with our employees to be good.

Investments

        Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings. Our investment objective is to focus on maximizing total returns while investing conservatively. We maintain a high quality investment portfolio consistent with our established investment policy. As of December 31, 2007, there were no securities below investment grade (as defined by Moody's, S&P, and the Securities Valuation Office of the National Association of Insurance Commissioners [see further details below]) in our fixed income securities portfolio. According to our investment guidelines, no more than 2.0% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities), and no more than 0.5% of our portfolio may be invested in securities of any one issuer rated "Baa", or the lowest investment grade assigned by Moody's. We continually monitor the mix of taxable and tax-exempt securities, in an attempt to maximize our total after-tax return. Since 1986, our investment manager has been Deutsche Asset Management.

        The following table reflects the composition of our investment portfolio at December 31, 2007 and 2006:

	At December 31,
	2007		2006
	Estimated Fair Value	% of Portfolio	Estimated Fair Value	% of Portfolio
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$292,613	29.0%	$183,436	19.5%
Obligations of states and political subdivisions	529,117	52.4	434,359	46.2
Asset-backed securities(1)	101,514	10.1	178,611	19.0
Corporate and other securities	78,784	7.8	139,874	14.8

Subtotal, fixed maturity securities	$1,002,028	99.3	$936,280	99.5
Equity securities	6,977	0.7	4,325	0.5

Totals	$1,009,005	100.0%	$940,605	100.0%

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $258,310 and $175,394 at amortized cost and $258,876 and $173,539 at fair value as of December 31, 2007 and 2006, respectively. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

        While we have held common equity securities in our investment portfolio in the past, as of December 31, 2007, we held no such securities in our investment portfolio, except for interests in mutual funds to fund the Safety Insurance Company Executive Incentive Compensation Plan, a non-qualified deferred compensation plan maintained for the purpose of providing deferred compensation to a select group of management. We continuously evaluate market conditions and we expect in the future to purchase common equity securities.

        The principal risks inherent in holding mortgage-backed securities and other pass-through securities are prepayment and extension risks, which affect the timing of when cash flows will be received. When interest rates decline, mortgages underlying mortgage-backed securities tend to be prepaid more rapidly than anticipated, causing early repayments. When interest rates rise, the underlying mortgages tend to be prepaid at a slower rate than anticipated, causing the principal repayments to be extended. Although early prepayments may result in acceleration of income from recognition of any unamortized discount, the proceeds typically are reinvested at a lower current yield, resulting in a net reduction of future investment income. In addition, in the current market environment, such investments can also contain liquidity risks.

        The following table reflects our investment results for each year in the three-year period ended December 31, 2007:

	For the Years Ended December 31,
	2007	2006	2005
Average cash and invested securities (at cost)	$1,002,349	$917,981	$837,200
Net investment income(1)	$44,255	$40,293	$31,573
Net effective yield(2)	4.4%	4.4%	3.8%

(1)
After investment expenses, excluding realized investment gains (losses).
(2)
Net investment income for the period divided by average invested securities and cash for the same period.

        Net effective yield remained constant in 2007 from 2006 and net investment income increased primarily due to an $84,369 increase in average cash and cash equivalents (at cost). Net effective yield and investment income increased in 2006 from 2005 primarily due to an increase of $80,780 in average cash and investment securities (at cost) and a shift to fixed maturity securities from cash and cash equivalents related to management's investment strategy to lengthen the portfolio duration.

        As of December 31, 2007, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody's of Baa or higher, except the few securities not rated by Moody's which received Standard and Poor's ratings of A- or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2.)

        The composition of our fixed income security portfolio by Moody's rating was as follows:

	December 31, 2007
	Estimated Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$292,613	29.2%
Aaa/Aa	610,467	60.9
A	53,931	5.4
Baa	33,479	3.3
Not rated (Standard & Poor's rating of A- or higher)	11,538	1.2

Total	$1,002,028	100.0%

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

        The Securities Valuation Office of the National Association of Insurance Commissioners (the "SVO") evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. SVO ratings are reviewed at least annually. At December 31, 2007, 91.1% of our fixed maturity investments were rated Category 1 and 8.9% of our fixed maturity investments were rated Category 2, the two highest ratings assigned by the SVO. At December 31, 2007, we had no fixed maturity investments rated Category 3 or lower by the SVO.

        The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2007:

	December 31, 2007
	Estimated Fair Value	Percent
Due in one year or less	$27,815	2.8%
Due after one year through five years	251,307	25.1
Due after five years through ten years	166,928	16.7
Due after ten years through twenty years	187,126	18.7
Due after twenty years	8,462	0.8
Asset-backed securities(1)	360,390	35.9

Totals	$1,002,028	100.0%

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

Ratings

        A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on March 30, 2007. Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Very Vulnerable)." Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the Company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

        In assigning Safety Insurance's rating, A.M. Best recognized its excellent capitalization, sustained operating profitability, and favorable market position as an automobile insurer in Massachusetts. A.M. Best also noted among our positive attributes: favorable operating earnings in recent years; our disciplined underwriting approach; and expertise in the highly regulated Massachusetts automobile insurance industry. A.M. Best cited other factors that partially offset these positive attributes, including our geographic concentration, elevated underwriting leverage and limited product scope.

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

        Insurance Regulation Concerning Dividends.    We rely on dividends from the Insurance Subsidiaries for our cash requirements. The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the stockholders of an insurance company. The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time. As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2007, the statutory surplus of Safety Insurance was $514,957 and its net income for 2007 was $83,375. A maximum of $83,375 will be available during 2008 for such dividends without prior approval of the Commissioner.

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

        Protection Against Insurer Insolvency.    Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund ("Insolvency Fund"). The Insolvency Fund must pay any claim up to $300 of a policyholder of an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within sixty days after the declaration of insolvency. Members of the Insolvency Fund are assessed the amount the Insolvency Fund deems necessary to pay its obligations and expenses in connection with handling covered claims. Subject to certain exceptions, assessments are made in the proportion that each member's net written premiums for the prior calendar year for all property and casualty lines bore to the corresponding net written premiums for Insolvency Fund members for the same period. As a matter of Massachusetts law, insurance rates and premiums include amounts to recoup any amounts paid by insurers for the costs of the Insolvency Fund. With respect to private passenger automobile insurance rates and premiums, the Commissioner has historically made an adjustment in his or her annual rate decision reflecting any Insolvency Fund-related costs reported by the industry in its rate filing. By statute, no insurer in Massachusetts may be assessed in any year an amount greater than two percent of that insurer's direct written premium for the calendar year prior to the assessment. We account for allocations from the Insolvency Fund as underwriting expenses. In 2007 and 2005, we received a refund of prior year assessments of $112 and $50. In 2006, we incurred charges of $464 for our allocation from the Insolvency Fund for the insolvencies of other insurers. CAR also assesses its members as a result of insurer insolvencies. Because CAR is not able to recover an insolvent company's share of the net CAR losses from the Insolvency Fund, CAR must increase each of its member's share of the deficit in order to compensate for the insolvent carrier's inability to pay its deficit assessment. It is anticipated that there will be additional assessments from time to time relating to various insolvencies.

        The Insurance Regulatory Information System.    The Insurance Regulatory Information System ("IRIS") was developed to help state regulators identify companies that may require special financial attention. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated annually from the database of the National Association of Insurance Commissioners ("NAIC"). Each ratio has an established "usual range" of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

        A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In 2007, all our ratios for all our Insurance Subsidiaries were within the normal range, with the exception of Change in Net Premiums

Written for Safety Indemnity and Safety P&C due to a reapportionment of the participation percentages in the intercompany pooling agreement among the Insurance Subsidiaries effective January 1, 2007. In 2006 and 2005, all our ratios for both the Insurance Subsidiaries were within the normal range except for Net Change in Adjusted Policyholders' Surplus which exceeded the higher limit of the range.

        Risk Based Capital Requirements.    The NAIC has adopted a formula and model law to implement risk based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk based capital formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

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

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2007, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk based capital action level.

        Regulation of Private Passenger Automobile Insurance in Massachusetts.    Our principal line of business is Massachusetts private passenger automobile insurance. As described in more detail above under "The Massachusetts Property and Casualty Insurance Market," prior to April 1, 2008 regulation of private passenger automobile insurance in Massachusetts differed significantly from how this line of insurance is regulated in other states. These differences include the requirements that the premium rate we and all insurers must charge is fixed and established by the Commissioner, that our ability and that of our competitors to deviate from the rate set by the Commissioner is restricted, and that some of our insurance producers are assigned to us as a matter of law. Beginning April 1, 2008 Massachusetts has moved to Managed Competition and is transitioning to an assigned risk plan. See "The Massachusetts Property and Casualty Insurance Market," as discussed above.

Executive Officers and Directors

        The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

Name	Age	Position	Years Employed by Safety
David F. Brussard	56	President, Chief Executive Officer and Chairman of the Board	32
William J. Begley, Jr.	53	Vice President, Chief Financial Officer and Secretary	22
James D. Berry	48	Vice President—Insurance Operations	25
George M. Murphy	41	Vice President—Marketing	19
Robert J. Kerton	61	Vice President—Claims	21
David E. Krupa	47	Vice President—Claims Operations	25
Daniel D. Loranger	68	Vice President—Management Information Systems and Chief Information Officer	27
Edward N. Patrick, Jr.	59	Vice President—Underwriting	34
A. Richard Caputo, Jr.	42	Director	—
Frederic H. Lindeberg	67	Director	—
Peter J. Manning	69	Director	—
David K. McKown	70	Director	—

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

        William J. Begley, Jr. was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 4, 2002. Since January 1999, Mr. Begley has been the Chief Financial Officer and Treasurer of the Insurance Subsidiaries. Previously, Mr. Begley served as Assistant Controller of the Insurance Subsidiaries from 1985 to 1987, as Controller from 1987 to 1990 and as Assistant Vice President/Controller from 1990 to 1999. Mr. Begley has been employed by the Insurance Subsidiaries for over 22 years. Mr. Begley also serves on the Audit Committee of CAR and is a member of the Board of Directors of the Massachusetts Insurers Insolvency Fund.

        James D. Berry was appointed Vice President of Insurance Operations of the Company on October 1, 2005. Mr. Berry has been employed by the Insurance Subsidiaries for over 25 years and has directed the Company's Massachusetts Private Passenger line of business since 2001. Mr. Berry serves on the Market Review Committee of CAR and the Personal Lines Rules and Forms Committee of the Automobile Insurers Bureau of Massachusetts. He also represents Safety on the Computer Sciences Corporation Series II Advisory Council.

        George M. Murphy was appointed Vice President of Marketing on October 1, 2005. Mr. Murphy has been employed by the Insurance Subsidiaries for over 19 years and most recently served as Director of Marketing.

        Robert J. Kerton was appointed Vice President of Casualty Claims of the Company on March 4, 2002. Mr. Kerton has served as Vice President of Claims of the Insurance Subsidiaries since 1986 and has been employed by the Insurance Subsidiaries for over 21 years. Mr. Kerton previously served 18 years with Allstate Insurance Company in various Massachusetts claim management assignments. Mr. Kerton serves as Chairman of the Claims Committee of the Automobile Insurers Bureau of Massachusetts, Vice Chairman of the Claims Committee of CAR, and is a member of the Governing Board of the Massachusetts Insurance Fraud Bureau.

        David E. Krupa was appointed Vice President of Property Claims of the Company on March 4, 2002. Mr. Krupa has served as Vice President of Claims of the Insurance Subsidiaries since July 1990 and has been employed by the Insurance Subsidiaries for over 25 years. Mr. Krupa was first employed by the Company in 1982 and held a series of management positions in the Claims Department before being appointed Vice President in 1990. Mr. Krupa is a member of the Auto Damage Appraisers Licensing Board of Massachusetts. In addition, Mr. Krupa has been a member of several claims committees both at the Automobile Insurers Bureau of Massachusetts and CAR.

        Daniel D. Loranger was appointed Vice President of Management Information Systems of the Company on March 4, 2002. Mr. Loranger has served as Vice President of Management Information Systems and Chief Information Officer of the Insurance Subsidiaries since 1980 and has been employed by the Insurance Subsidiaries for over 27 years. Mr. Loranger began his data processing career with Raytheon Manufacturing in 1960.

        Edward N. Patrick, Jr. was appointed Vice President of Underwriting of the Company on March 4, 2002. Mr. Patrick has served as Vice President of Underwriting of the Insurance Subsidiaries since 1979 and as Secretary since 1999. He has been employed by one or more of our subsidiaries for over 34 years. Mr. Patrick has served on several committees of CAR, including the MAIP Steering, Actuarial, Market Review, Servicing Carrier, Statistical, Automation and Reinsurance Operations Committees. Mr. Patrick has also served on the Operations Committee of CAR since 1984 and has served as its chairman since 1998. Mr. Patrick also is a member of the Board of Directors of the Liquor Liability Joint Underwriting Association of Massachusetts.

        A. Richard Caputo, Jr. has served as a director of the Company since June 2001. Mr. Caputo is a managing partner of The Jordan Company, a private investment firm, which he has been with since 1990. Mr. Caputo is also a director of TAL International, Inc., Universal Technical Institute, Inc. and various privately held companies.

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

        Peter J. Manning has served as a director of the Company since September 2003. Mr. Manning retired in 2003 as Vice Chairman of FleetBoston Financial, after 31 years with FleetBoston Financial Corporation (formerly BankBoston) where he also held the positions of Comptroller and Executive Vice President and Chief Financial Officer. Mr. Manning started his career with Coopers & Lybrand in 1962 prior to his 1972 employment with BankBoston. He currently is a director of Thermo Fisher Scientific, and various non-profit companies.

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

        Approximately 74.6% of our direct written premiums for the year ended December 31, 2007, were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

Because we write insurance only in Massachusetts, our business may be adversely affected by conditions in Massachusetts, including the potential affect of the Commissioner's new Managed Competition.

        All of our direct written premiums are currently generated in Massachusetts. Our revenues and profitability are therefore subject to prevailing regulatory, economic, demographic, competitive and other conditions in Massachusetts. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. Massachusetts has recently enacted significant changes to the regulatory framework relating to private passenger automobile insurance. These changes include rate competition and restructuring the private passenger automobile insurance residual market. The Commissioner intends that these changes will increase competition and result in lower premiums in private passenger automobile insurance in the state. We cannot estimate how these regulatory changes will affect of private passenger automobile insurance business over the near and the long terms. Adverse results could include loss of market share, decreased revenue, and/or increased costs. Additional competitors may enter the market in response to these changes; one national insurer recently announced that it would begin writing automobile insurance in Massachusetts and others could follow. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple states.

        On June 20, 2007, we applied for admission in the State of New Hampshire for a Certificate of Authority to transact insurance business. On October 16, 2007, the State of New Hampshire Insurance Department issued a Certificate of Authority for property and casualty insurance to each of the Insurance Subsidiaries. We anticipate that we will begin writing business in New Hampshire late in 2008.

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

        Because some of our insureds live near the Massachusetts coastline, we also have a potential exposure to losses from hurricanes and major coastal storms such as Nor'easters. Although we purchase catastrophe reinsurance to limit our exposure to these types of natural catastrophes, in the event of a major catastrophe resulting in property losses to us in excess of $280,000 our losses would exceed the limits of this reinsurance in addition to losses from our quota share retention of a portion of the risk up to $280,000.

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

        The property and casualty insurance business is highly competitive and many of our competitors have substantially greater financial and other resources than us. We compete with both large national writers and smaller regional companies. Further, our competitors include other companies which, like us, serve the independent agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer rather than to an independent agency and, potentially, lower cost structures. A material reduction in the amount of business independent agents sell would directly and negatively affect our profitability and our ability to compete with insurers that do not rely solely on the independent agency market to sell their products. Further, our Company and others compete on the basis of the commissions and other cash and non-cash incentives provided to agents. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts personal auto market, if one or more of these companies decided to aggressively enter the market it could reduce our share of the Massachusetts market and thereby have a material adverse effect on us. These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel. Recently, Progressive Corporation, a large insurer that markets directly to policyholders rather than through agents, announced that it would enter the Massachusetts private passenger automobile insurance market. We are unable to predict the long-term effects on our business of the new Managed Competition regulatory environment.

As a holding company, Safety Insurance Group, Inc. is dependent on the results of operations of the Safety Insurance Company.

        Safety Insurance Group, Inc. is a company and a legal entity separate and distinct from Safety Insurance Company, our principal operating subsidiary. As a holding company without significant operations of its own, the principal sources of Safety Insurance Group, Inc.'s funds are dividends and other distributions from Safety Insurance Company. Our rights to participate in any distribution of assets of Safety Insurance Company are subject to prior claims of policyholders, creditors and preferred stockholders, if any, of Safety Insurance Company (except to the extent that our rights, if any, as a creditor are recognized). Consequently, our ability to pay debts, expenses and cash dividends to our stockholders may be limited. The ability of Safety Insurance Company to pay dividends is subject to limits under Massachusetts insurance law. Further, the ability of Safety Insurance Group, Inc. to pay dividends, and our subsidiaries' ability to incur indebtedness or to use the proceeds of equity offerings, will be subject to limits under our revolving credit facility.

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

        Massachusetts requires that all licensed property and casualty insurers bear a portion of the losses suffered by some insureds as a result of impaired or insolvent insurance companies by participating in the Massachusetts Insurers Insolvency Fund ("Insolvency Fund"). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer. In 2007 and 2005, the Company received a refund of prior years' assessments from the Insolvency Fund of $112 and $50. In 2006, the Company received notice of assessments from the Insolvency Fund amounting to $464. These assessments were made by the Insolvency Fund to cover the cost of paying eligible claims of policyholders of these insolvent insurers, and by CAR, to recover the shares of net CAR losses that would have been assessed to the insolvent companies but for their insolvencies. In addition, Massachusetts has established an underwriting association in order to ensure that property insurance is available for owners of high risk property who are not able to obtain insurance from private insurers. The losses of this underwriting association are shared by all insurers that write property and casualty insurance in Massachusetts. We are assessed from time to time to pay these losses. The effect of these assessments could reduce our profitability in any given period and limit our ability to grow our business.

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

        Massachusetts Personal Auto Regulation.    We have been subject to the extensive regulation of the private passenger automobile insurance industry in Massachusetts. Owners of registered automobiles are required to maintain minimum automobile insurance coverages. Historically, we have been required by law to issue a policy to any applicant who seeks it. Prior to April 1, 2008 we were assigned certain agents that have been unable to obtain a voluntary contract with another insurer. We call these agents ERPs. In addition, we are required to participate in a state mandated reinsurance program run by CAR, to which we cede certain undesirable risks and from which we are allocated a portion of the program's overall losses. On April 1, 2008 an assigned risk plan ("MAIP") for private passenger automobile insurance starts a transition away from the prior system of ERPs assigned to Safety and begins the assignment of individual risks to us. The MAIP will be fully implemented April 1, 2009 and replaces CAR as the private passenger automobile insurance residual market in Massachusetts. These programs operate at an underwriting deficit and result in expense for us. Our ability to earn profits may be restricted by these requirements.

        Our marketing and underwriting strategies have been limited by maximum premium rates and minimum agency commission levels for personal automobile insurance, which are mandated by the Commissioner. The Commissioner mandated an average rate decrease in private passenger automobile premiums of 11.7%, 8.7% and 1.7% for 2007, 2006 and 2005, respectively. The Commissioner mandated average rate increases of 2.5% and 2.7% for 2004 and 2003, respectively, and no rate change for 2002. Beginning in April 1, 2008 Managed Competition begins in Massachusetts, and we have filed and have been approved to decrease our rates 6.3% from the rates set by the Commissioner in 2007. We have also filed for an additional rate decrease of 0.2% to be effective May 1, 2008. In addition, prior to April 1, 2008 the Commissioner annually established the minimum commission rate that insurers must pay their auto insurance agents. The Commissioner approved a commission rate, as a percentage of premiums of 13.0%, 11.8%, and 10.9% in 2007, 2006, and 2005, respectively. We filed for and have been approved for a commission rate of 13.0% for 2008 which will take effect on April 1, 2008.

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

        On June 20, 2007, we applied for admission in the State of New Hampshire for a Certificate of Authority to transact insurance business. On October 16, 2007, the State of New Hampshire Insurance Department issued a Certificate of Authority for property and casualty insurance to each of the Insurance Subsidiaries. We anticipate that we will begin writing business in New Hampshire late in 2008.

Our failure to maintain a commercially acceptable financial strength rating would significantly and negatively affect our ability to implement our business strategy successfully.

        A.M. Best has currently assigned Safety Insurance an "A (Excellent)" rating. An "A" rating is A.M. Best's third highest rating, out of 13 possible rating classifications for solvent companies. An "A" rating is assigned to insurers that in A.M. Best's opinion have a strong ability to meet their ongoing obligations to policyholders. Moreover, an "A" rating is assigned to companies that have, on balance, excellent balance sheet strength, operating performance and business profile when compared to the standards established by A.M. Best. A.M. Best bases its ratings on factors that concern policyholders and not upon factors concerning investor protection. Such ratings are subject to change and are not recommendations to buy, sell or hold securities. An important factor in an insurer's ability to compete effectively is its A.M. Best rating. Our A.M. Best rating is lower than those of some of our competitors. Any future decrease in our rating could affect our competitive position.

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

        Our results of operations depend in part on the performance of our invested assets. As of December 31, 2007, based upon fair value measurement, 99.3% of our investment portfolio was invested in fixed maturity securities and 0.7% in common equity securities. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors.

        We have significant investment portfolios and adverse capital market conditions, including but not limited to volatility and credit spread changes, will impact the liquidity and value of our investments, potentially resulting in higher realized or unrealized losses. Values of our investments can also be impacted by reductions in price transparency and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses.

We may not be able to successfully alleviate risk through reinsurance arrangements which could cause us to reduce our premiums written in certain lines or could result in losses.

        In order to reduce risk and to increase our underwriting capacity, we purchase reinsurance. The availability and the cost of reinsurance protection is subject to market conditions, which are outside of our control. As a result, we may not be able to successfully alleviate risk through these arrangements. For example, if reinsurance capacity for homeowners risks were reduced as a result of terrorist attacks, climate change or other causes, we might seek to reduce the amount of homeowners business we write. In addition, we are subject to credit risk with respect to our reinsurance because the ceding of risk to reinsurers does not relieve us of our liability to our policyholders. A significant reinsurer's insolvency or inability to make payments under the terms of a reinsurance treaty could have a material adverse effect on our results of operations and financial condition.

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

        Section 203 of the General Corporation Law of Delaware, the jurisdiction in which the Company is organized, may affect the ability of an "interested stockholder" to engage in certain business combinations including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an interested stockholder. An interested stockholder is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of the corporation.

Future sales of shares of our common stock by our existing stockholders in the public market, or the possibility or perception of such future sales, could adversely affect the market price of our stock.

        Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock, hold approximately 19.8% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. No prediction can be made as to the effect, if any, that future sales of shares by our existing stockholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time. Sales of substantial amounts of our common stock in the public market by our existing stockholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of the date of this report, the Company had no unresolved comments from the Commission staff regarding its periodic or current reports under the Exchange Act.

ITEM 2.    PROPERTIES

        We conduct most of our operations in approximately 99 thousand square feet of leased space at 20 Custom House Street in downtown Boston, Massachusetts. Our lease expires in December 2018.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of 2007.

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of March 10, 2008, there were 27 holders of record of the Company's common stock, par value $0.01 per share, and we estimate another 11,400 held in "Street Name."

        The Company's common stock (symbol: SAFT) is listed on the NASDAQ Global Select Market. The following table sets forth the high and low close prices per share for each full quarterly period within the Company's two most recent fiscal years.

2007	High	Low
First quarter	$50.89	$38.00
Second quarter	$43.60	$39.30
Third quarter	$41.70	$31.51
Fourth quarter	$38.51	$34.47

2006	High	Low
First quarter	$46.31	$37.50
Second quarter	$50.08	$40.80
Third quarter	$56.03	$46.40
Fourth quarter	$53.96	$48.61

        The closing price of the Company's common stock on March 10, 2008 was $35.80 per share.

        During 2007, the Company declared and paid four quarterly cash dividends to stockholders, which totaled $21,048. During 2006, the Company declared and paid four quarterly cash dividends to stockholders, which totaled $13,733. The Company's Board of Directors declared a quarterly cash dividend on February 15, 2008, of $0.40 per share to stockholders of record on March 3, 2008, payable on March 14, 2008. The Company plans to continue to declare and pay quarterly cash dividends in 2008, depending on the Company's financial position and the regularity of its cash flows.

        The Company relies on dividends from its Insurance Subsidiaries for a portion of its cash requirements. The payment by the Company of any cash dividends to the holders of common stock therefore depends on the receipt of dividend payments from its Insurance Subsidiaries. The payment of dividends by the Insurance Subsidiaries is subject to limitations imposed by Massachusetts law, as discussed in Item 1, Business, Supervision and Regulation, "Insurance Regulation Concerning Dividends", and also in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

        The information called for by Item 201 (d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 16, 2008 in Boston, MA, which the company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2007 (the Company's fiscal year end), and such information is incorporated herein by reference.

        On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company's outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management's discretion. The timing of such repurchases and actual number of shares repurchased depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. No treasury stock repurchases occurred during the fourth quarter of 2007.

COMMON STOCK PERFORMANCE GRAPH

        Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Stock, for the period beginning on November 27, 2002 (the close of the Company's IPO and first trade date for the Company's common stock) and ending on December 31, 2007, with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of six selected property & casualty insurance companies over the same period. The peer group consists of Baldwin & Lyons, Inc., the Commerce Group, Inc., Mercury General Corp., State Auto Financial Corp., Selective Insurance Group, Inc., and Donegal Group. The graph shows the change in value of an initial $100 investment on November 27, 2002, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since 11/27/2002 IPO Among
Safety Insurance Group, Inc.,
Property & Casualty Insurance Peer Group and the NASDAQ Stock Market Index

        The foregoing performance graph and data shall not be deemed "filed" as part of this Form 10-K for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section and should not be deemed incorporated by reference into any other filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such filing.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2007.

        The selected historical consolidated financial data for the years ended December 31, 2007, 2006 and 2005 and as of December 31, 2007, 2006, and 2005 have been derived from the financial statements of Safety Insurance Group, Inc. included in this annual report which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data for the years ended December 31, 2004 and 2003 and as of December 31, 2004 and 2003 have been derived from Safety Insurance Group, Inc.'s consolidated financial statements not included in this annual report, which have been audited by PricewaterhouseCoopers LLP.

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

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Direct written premiums	$619,848	$629,511	$649,113	$628,295	$571,545
Net written premiums	600,572	620,908	632,836	618,923	566,970
Net earned premiums	609,208	624,933	622,831	592,292	540,248
Investment income	44,255	40,293	31,573	27,259	26,086
Net realized (losses) gains on investments	(6)	358	305	1,274	10,051
Finance and other service income	16,623	15,128	16,748	15,615	15,409

Total revenue	670,080	680,712	671,457	636,440	591,794

Loss and loss adjustment expenses	374,493	353,906	385,593	425,061	420,969
Underwriting, operating and related expenses	170,657	162,220	146,669	145,075	130,636
Interest expenses	83	86	948	672	646

Total expenses	545,233	516,212	533,210	570,808	552,251

Income before income taxes	124,847	164,500	138,247	65,632	39,543
Income tax expense	37,434	52,559	43,065	20,642	11,061

Net income	$87,413	$111,941	$95,182	$44,990	$28,482

Net income per common share available to common shareholders:
Basic	$5.46	$7.07	$6.11	$2.94	$1.87

Diluted	$5.43	$6.99	$5.97	$2.90	$1.86

Cash dividends paid per common share	$1.30	$0.86	$0.60	$0.44	$0.34

Weighted average number of common shares outstanding:
Basic	16,022,074	15,838,335	15,578,039	15,315,877	15,259,991

Diluted	16,095,512	16,005,913	15,953,737	15,526,892	15,340,047

	Year Ended December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total cash and investment securities	$1,055,316	$966,888	$877,570	$820,269	$699,920
Total assets	1,446,992	1,355,748	1,257,675	1,206,445	1,076,296
Losses and loss adjustment expenses reserves	477,720	449,444	450,716	450,897	383,551
Total debt			—	19,956	19,956
Total liabilities	876,992	859,400	869,726	901,111	808,276
Total shareholders' equity	570,000	496,348	387,949	305,334	268,020
Statutory Data:
Policyholders' surplus (at period end)	$514,957	$457,505	$350,833	$278,161	$258,551
Loss ratio(1)	61.5%	56.6%	61.9%	71.7%	78.0%
Expense ratio(1)	28.3	26.2	23.4	23.7	23.5

Combined ratio(1)	89.8%	82.8%	85.3%	95.4%	101.5%

GAAP Ratios:
Loss ratio(1)	61.5%	56.6%	61.9%	71.8%	77.9%
Expense ratio(1)	28.0	26.0	23.5	24.5	24.2

Combined ratio(1)	89.5%	82.6%	85.4%	96.3%	102.1%

(1)
The loss ratio is the ratio of losses and loss adjustment expenses to net earned premiums. The expense ratio, when calculated on a statutory accounting basis, is the ratio of underwriting expenses to net written premiums, and when calculated on a GAAP basis is the ratio of underwriting expense to net earned premiums. The combined ratio is the sum of the loss ratio and the expense ratio. Please refer to Insurance Ratios under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources for a discussion on the comparison of the above statutory insurance ratios to our GAAP ratios.

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

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 74.6% of our direct written premiums in 2007), we offer a portfolio of other insurance products, including commercial automobile (13.3% of 2007 direct written premiums), homeowners (9.3% of 2007 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 2.8% of 2007 direct written premiums). Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C, which was formed in December 2006, (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with 814 independent insurance agents in 916 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.4% and 11.1% share respectively of the Massachusetts automobile market in 2007, according to the CAR Cession Volume Analysis Report of January 18, 2008, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer's number of car-years, a measure we refer to in this discussion as automobile exposures.

Massachusetts Automobile Insurance Market

        We have been subject to extensive regulation in the private passenger automobile insurance industry in Massachusetts, which represented 74.6% of our direct written premiums in 2007. Owners of registered automobiles in Massachusetts are required to maintain minimum automobile insurance coverage. The Commissioner of Insurance (the "Commissioner") had fixed and established the maximum rates that could be charged for private passenger automobile insurance. As a servicing carrier of CAR, we were required to issue a policy to all qualified applicants. This program operates at an underwriting deficit. This deficit is allocated among every Massachusetts automobile insurance company, including us, based on a complex formula that takes into consideration a company's voluntary market share, the rate at which it cedes business to CAR, and the company's utilization of a credit system CAR has designed to encourage carriers to reduce their use of CAR. In addition, based on our market share, we have been assigned certain licensed producers by CAR that have been unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs. As a servicing carrier of CAR, we were required to issue a policy to all qualified applicants.

        On July 16, 2007, the Commissioner issued two decisions that significantly change how private passenger automobile insurance will be regulated in Massachusetts. In the first decision, the Commissioner announced that she would not fix and establish the maximum premium rates that can be charged for private passenger automobile insurance policies issued or renewed after April 1, 2008. In a letter accompanying the decision, the Commissioner stated that in place of the "fixed and established" system, she would institute a system that introduces competitive pricing to the Massachusetts private passenger automobile insurance market, which the Commissioner has described as "managed competition" ("Managed Competition") to the private passenger automobile insurance market. On October 5, 2007, the Commissioner issued a Competitive Rating Regulation; 211 CMR 79.00: Private Passenger Motor Vehicle Insurance Rates that describes the technical details of Managed Competition (the "Regulation"). There are three types of filings in the Regulation:

  1.
  Voluntary Market Rate Filing, which is a filing made by an insurer. This is the filing that Safety filed on November 19, 2007, and amended November 27, 2007.

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

        In addition, the Regulation prohibits the following rating and underwriting factors:

  •
  Rating Factors:  Insurers are prohibited from using credit information, sex, marital status, race, creed, national origin, religion, occupation, income, education, home ownership and age (except to produce the reduction in rates for insureds age 65 and over).

  •
  Underwriting Factors:  Insurers are prohibited from refusing to issue or renew a private passenger auto insurance policy based on credit information, sex, marital status, race, creed, national origin, religion, age, occupation, income, principle place of garaging, education and home ownership.

        The Commissioner has also issued a number of "Regulatory Review Standards Applicable to Private Passenger Motor Vehicle Insurance" (the "Rating Bulletins"). Rating Bulletins 2007-07 and 2007-08 limit rates to not more than 110% of what the 2007 premium rate level would have been for each risk. Rating Bulletin 2007-10 sets standards for filing policy forms and application for insurance. Rating Bulletin 2007-11 offers guidance on required and optional discounts, and Rating Bulletin

2007-12 limits the ability of companies to offer different rate levels within companies of the same insurance group.

        In the second decision, the Commissioner approved and set a time table for the implementation of new CAR rules pursuant to which the current reinsurance program run by CAR will be replaced with an assigned risk plan. Under these new rules, we will no longer be assigned ERPs whose business we must insure (subject to the option of ceding it to CAR) and, instead, we will be assigned individual policies by CAR. The MAIP will begin with business effective on or after April 1, 2008 for new business and those risks that have 10 or more Safe Driver Points. The last policy effective date on which any risk can be ceded to CAR in accordance with the current reinsurance program is March 31, 2009. We are not able at this time to determine what effect these new CAR rules will have on our business.

        The Commissioner's decision to implement an assigned risk plan brought to a close a lengthy period of regulatory and judicial consideration of the Massachusetts private passenger residual market.

        CAR runs a reinsurance pool for commercial automobile policies and beginning January 1, 2006, CAR implemented a Limited Servicing Carrier Program ("LSC") for ceded commercial automobile policies. CAR approved Safety and five other servicing carriers through a Request for Proposal to process approximately $180,000 of ceded commercial automobile business based on CAR data as of December 31, 2006, which was spread equitably among the six servicing carriers. Each Massachusetts commercial automobile insurer must bear a portion of the losses of the commercial reinsurance pool that is serviced by the six servicing carriers in the LSC program. Subject to Commissioner review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level. This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

        CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the "Taxi/Limo Program"). On April 25, 2007, Safety submitted through a Request for Proposal a bid to process a portion of the Taxi/Limo Program. CAR approved Safety as one of the two servicing carriers for this program beginning January 1, 2008. Based on CAR data, Safety would process approximately half of the $18,000 of the ceded Taxi/Limo business.

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

        Under Managed Competition, Safety filed for a 6.3% rate decrease effective April 1 2008. On December 15, 2007 the Commissioner put our rates on file at the Division of Insurance. However on December 17, 2007 the Attorney General appealed our filing alleging that our rates were excessive, specifically because of 1) the cost of capital and asset returns in the profit provision; 2) inclusion in the expense provision of contingent commissions; and 3) Safety's loss trends. After a hearing the Commissioner ruled on January 25, 2008 that Safety had met the burden of proof regarding the issues brought by the Attorney General, and our rates are not disapproved. The Attorney General on February 15, 2008 notified the Commissioner that she would not appeal the Commissioner's decision on our filing. We received approval for an additional rate decrease of 0.2% to be effective May 1, 2008.

        Our direct written premiums increased by 20.0% between 2002 and 2007, from $516,556 to $619,848. However, our direct written premiums decreased by 1.5% between 2006 and 2007 as a result of the state mandated private passenger automobile rate decrease effective April 1, 2007. We anticipate a further reduction in private passenger automobile direct written premiums for 2008 as a result of Managed Competition rate decreases effective April 1, 2008.

        Our average premium for the year ended December 31, 2007 decreased by 5.5% from the year ended December 31, 2006 primarily as a result of the state mandated average rate change. The table below shows average Massachusetts-mandated private passenger automobile premium rate changes and changes in our average premium per automobile exposure.

Massachusetts Private Passenger Rate Decisions

Year	State Mandated Average Rate Change(1)	Safety Change in Average Premium per Automobile Exposure(2)
2007	(11.7)%	(5.5)%
2006	(8.7)%	(6.8)%
2005	(1.7)%	0.1%
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%

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

  •
  Certain assets are included in the consolidated balance sheets whereas, under SAP, such assets are designated as "non admitted assets," and charged directly against statutory surplus. These assets consist primarily of premium receivables that are outstanding over ninety days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements and prepaid expenses.

  •
  Amounts related to ceded reinsurance are shown gross of ceded unearned premiums and reinsurance recoverables, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

  •
  Fixed maturities securities, which are classified as available-for-sale, are reported at current fair values, rather than at amortized cost, or the lower of amortized cost or market, depending on the specific type of security, as required by SAP.

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

        Our statutory insurance ratios are outlined in the following table:

	For the Years Ended December 31,
	2007	2006	2005
Statutory Ratios:
Loss Ratio	61.5%	56.6%	61.9%
Expense Ratio	28.3	26.2	23.4

Combined Ratio	89.8%	82.8%	85.3%

        Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

        Our GAAP insurance ratios are outlined in the following table:

	For the Years Ended December 31,
	2007	2006	2005
GAAP Ratios:
Loss Ratio	61.5%	56.6%	61.9%
Expense Ratio	28.0	26.0	23.5

Combined Ratio	89.5%	82.6%	85.4%

Stock-Based Compensation

        On June 25, 2002, the Board adopted the 2002 Management Omnibus Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options ("NQSOs"), stock appreciation rights and restricted stock ("RS") awards.

        On March 10, 2006, the Board of Directors ("Board") of the Company approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes. A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. Under the Incentive Plan, as amended, the maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. As of December 31, 2007, there were 1,183,190 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants outstanding under the Incentive Plan as of December 31, 2007, were comprised of 186,751 restricted shares and 334,588 nonqualified stock options.

        Grants made under the Incentive Plan are as follows:

Type of Equity Awarded	Effective Date	Number of Awards Granted	Exercise Price(1) or Fair Value(2) per Share		Vesting Terms	Expiration Date
NQSOs	November 27, 2002	379,000	$12.00	(1)	5 years, 20% annually	November 27, 2012
NQSOs	February 20, 2003	99,000	$13.30	(1)	5 years, 20% annually	February 20, 2013
NQSOs	March 31, 2003	292,000	$13.03	(1)	3 years, 30%-30%-40%	March 31, 2013
NQSOs	August 21, 2003	10,000	$15.89	(1)	5 years, 20% annually	August 21, 2013
NQSOs	March 25, 2004	111,000	$18.50	(1)	5 years, 20% annually	March 25, 2014
RS	March 25, 2004	70,271	$18.50	(2)	3 years, 30%-30%-40%	N/A
NQSOs	August 30, 2004	10,000	$21.40	(1)	5 years, 20% annually	August 30, 2014
NQSOs	March 16, 2005	78,000	$35.23	(1)	5 years, 20% annually	March 16, 2015
RS	March 16, 2005	56,770	$35.23	(2)	3 years, 30%-30%-40%	N/A
RS	March 16, 2005	4,000	$35.23	(2)	No vesting period(3)	N/A
NQSOs	March 10, 2006	126,225	$42.85	(1)	5 years, 20% annually	March 10, 2016
RS	March 10, 2006	58,342	$42.85	(2)	3 years, 30%-30%-40%	N/A
RS	March 10, 2006	4,000	$42.85	(2)	No vesting period (3)	N/A
RS	February 26, 2007	65,760	$45.62	(2)	3 years, 30%-30%-40%	N/A
RS	February 26, 2007	4,000	$45.62	(2)	No vesting period(3)	N/A
RS	March 22, 2007	49,971	$38.78	(2)	5 years, 20% annually	N/A

(1)
The exercise price of the options grant effective on November 27, 2002, is equal to the IPO price of our stock on that same day. The exercise price of the remaining option grants is equal to the closing price of our common stock on the grant date.
(2)
The fair value per share of the restricted stock grant is equal to the closing price of the Company's common stock on the grant date.
(3)
The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of our Board of Directors.

Reinsurance

        We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association. In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to adjust our reinsurance programs as a result of the changes to the models. As of January 2008, our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $280,000. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance protects us in the event of a "208-year storm" (that is, a storm of a severity expected to occur once in a 208-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A+" (Superior). All of our other reinsurers have an A.M. Best rating of "A" (Excellent) or better except for Folksamerica, Montpelier, New Castle and PARIS RE which are rated "A-" (Excellent). We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association ("FAIR Plan") in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan's exposure to catastrophe losses has increased and as a result the FAIR Plan has decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2007, the FAIR Plan purchased $979,500 of catastrophe reinsurance for property losses in excess of $180,000. At December 31, 2007, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

        Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $354,330 to $399,814 as of December 31, 2007, as compared to a range of $327,472 to $377,497 for 2006. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. The companies selected point estimate of net loss and LAE reserves based upon the analysis of the company's actuaries was $393,430 as of December 31, 2007, as compared to $370,980 for December 31, 2006.

        The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2007 and December 31, 2006.

	December 31, 2007
Line of Business
	Low	Recorded	High
Private passenger automobile	$253,837	$282,419	$284,013
Commercial automobile	55,125	59,036	61,369
Homeowners	31,217	34,336	34,984
All other	14,151	17,639	19,448

Total	$354,330	$393,430	$399,814

	December 31, 2006
Line of Business
	Low	Recorded	High
Private passenger automobile	$240,371	$274,889	$276,195
Commercial automobile	48,306	53,340	56,262
Homeowners	29,086	31,048	31,782
All other	9,709	11,703	13,258

Total	$327,472	$370,980	$377,497

        The following tables present our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31, 2007 and December 31, 2006.

	December 31, 2007
Line of Business
	Case	IBNR	Total
Private passenger automobile	$209,561	$25,798	$235,359
CAR assumed private passenger auto	28,363	18,697	47,060
Commercial automobile	31,048	8,979	40,027
CAR assumed commercial automobile	10,128	8,881	19,009
Homeowners	14,807	6,589	21,396
FAIR Plan assumed homeowners	5,539	7,401	12,940
All other	7,371	10,268	17,639

Total net reserves for losses and LAE	$306,817	$86,613	$393,430

	December 31, 2006
Line of Business
	Case	IBNR	Total
Private passenger automobile	$207,645	$10,371	$218,016
CAR assumed private passenger auto	34,424	22,449	56,873
Commercial automobile	29,229	6,566	35,795
CAR assumed commercial automobile	12,606	4,939	17,545
Homeowners	15,844	5,426	21,270
FAIR Plan assumed homeowners	5,651	4,127	9,778
All other	5,303	6,400	11,703

Total net reserves for losses and LAE	$310,702	$60,278	$370,980

        For our private passenger automobile, commercial automobile and homeowners lines of business as of December 31, 2007 and 2006, due to the relatively long time we have been writing these lines of insurance, and our stable long-term trends in frequency and severity, the range of reserves is relatively narrow.

        For our all other lines of business as of December 31, 2007 and 2006, due to the relatively short time we have been writing these lines of business, the sparse amount of data and the resulting immature history available for our analysis, the range of reserves is relatively wide. We have recorded reserves closer to the high in the ranges of our projections.

        Our IBNR reserves for CAR assumed private passenger and commercial automobile business are 39.7% and 46.7% respectively of our total reserves for CAR assumed private passenger and commercial automobile business as of December 31, 2007 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves.

        The following tables present information by line of business for our total net reserves and the corresponding retained (i.e., direct less ceded) reserves and assumed reserves as of December 31, 2007 and December 31, 2006.

	December 31, 2007
Line of Business
	Retained	Assumed	Net
Private passenger automobile	$235,359
CAR assumed private passenger automobile		$47,060
Net private passenger automobile			$282,419
Commercial automobile	40,027
CAR assumed commercial automobile		19,009
Net commercial automobile			59,036
Homeowners	21,396
FAIR Plan assumed homeowners		12,940
Net homeowners			34,336
All other	17,639	—	17,639

Total net reserves for losses and LAE	$314,421	$79,009	$393,430

	December 31, 2006
Line of Business
	Retained	Assumed	Net
Private passenger automobile	$218,016
CAR assumed private passenger automobile		$56,873
Net private passenger automobile			$274,889
Commercial automobile	35,795
CAR assumed commercial automobile		17,545
Net commercial automobile			53,340
Homeowners	21,270
FAIR Plan assumed homeowners		9,778
Net homeowners			31,048
All other	11,703	—	11,703

Total net reserves for losses and LAE	$286,784	$84,196	$370,980

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

Sensitivity Analysis

        Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the year ended December 31, 2007, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $6,092. Each 1 percentage-point change in the loss and loss expense ratio would have a $3,960 effect on net income, or $0.25 per diluted share.

        Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our direct minus ceded loss and LAE reserves and net income for the year ended December 31, 2007. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent Change in Frequency	No Change in Frequency	+1 Percent Change in Frequency
Private passenger automobile direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,707)	$(2,354)	$—
Estimated increase in net income	3,060	1,530	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,354)	—	2,354
Estimated increase (decrease) in net income	1,530	—	(1,530)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,354	4,707
Estimated decrease in net income	—	(1,530)	(3,060)
Commercial automobile direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(801)	(400)	—
Estimated increase in net income	521	260	—
No Change in Severity
Estimated (decrease) increase in reserves	(400)	—	400
Estimated increase (decrease) in net income	260	—	(260)
+1 Percent Change in Severity
Estimated increase in reserves	—	400	801
Estimated decrease in net income	—	(260)	(521)
Homeowners direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(428)	(214)	—
Estimated increase in net income	278	139	—
No Change in Severity
Estimated (decrease) increase in reserves	(214)	—	214
Estimated increase (decrease) in net income	139	—	(139)
+1 Percent Change in Severity
Estimated increase in reserves	—	214	428
Estimated decrease in net income	—	(139)	(278)
All other direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(353)	(176)	—
Estimated increase in net income	229	114	—
No Change in Severity
Estimated (decrease) increase in reserves	(176)	—	176
Estimated increase (decrease) in net income	114	—	(114)
+1 Percent Change in Severity
Estimated increase in reserves	—	176	353
Estimated decrease in net income	—	(114)	(229)

        Our estimated share of CAR loss and LAE reserves is based on assumptions about our Participation Ratio, the size of CAR, and the resulting deficit (similar assumptions apply with respect to the FAIR Plan). Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our CAR reserves. Each of our assumptions could have a reasonably possible range of plus or minus 5 percentage-points for each estimation. The following sensitivity table presents information of the effect each 1 percentage-

point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2007. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent Change in Estimation	+ Percent Change in Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(471)	$471
Estimated increase (decrease) in net income	306	(306)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(190)	190
Estimated increase (decrease) in net income	124	(124)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(129)	129
Estimated increase (decrease) in net income	84	(84)

Reserve Development Summary

        The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. The Company's prior year reserves decreased by $30,791, $42,747 and $39,620 for the years ended December 31, 2007, 2006 and 2005, respectively.

        The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2007, 2006 and 2005. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

	For the Years Ended December 31,
Accident Year
	2007	2006	2005
1997 & prior	$(35)	$(113)	$(16)
1998	(315)	(28)	7
1999	(96)	(208)	(892)
2000	(700)	238	(276)
2001	(575)	(2,159)	(317)
2002	(839)	(2,292)	(3,489)
2003	(109)	(6,029)	(7,155)
2004	(4,429)	(11,627)	(27,482)
2005	(9,704)	(20,529)	—
2006	(13,989)	—	—

All prior years	$(30,791)	$(42,747)	$(39,620)

        The decreases in prior years reserves during the 2007 period resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2007 decrease is primarily composed of reductions of $15,503 in our retained automobile reserves and $11,335 in CAR assumed reserves. The decrease in prior year reserves during the 2006 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is composed primarily of a reduction of $23,945 in the Company's retained automobile reserves and a reduction of $14,006 in CAR assumed reserves. The decrease in prior year reserves during the 2005 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is composed primarily of a reduction of $22,162 in CAR assumed reserves and a reduction of $14,600 in the Company's retained automobile reserves.

        The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2007.

Accident Year	Private Passenger Automobile	Commercial Automobile	Homeowners	All Other	Total
1997 & prior	$(31)	$(4)	$—	$—	$(35)
1998	(250)	(65)	—	—	(315)
1999	(95)	(1)	—	—	(96)
2000	(555)	77	(213)	(9)	(700)
2001	(330)	(48)	(158)	(39)	(575)
2002	(150)	68	(767)	10	(839)
2003	(25)	60	5	(149)	(109)
2004	(3,781)	(259)	(259)	(130)	(4,429)
2005	(7,903)	(978)	(689)	(134)	(9,704)
2006	(11,347)	(1,221)	(1,184)	(237)	(13,989)

All prior years	$(24,467)	$(2,371)	$(3,265)	$(688)	$(30,791)

        To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

        The following table presents information by line of business for prior year development of retained (i.e., direct minus ceded) reserves for losses and LAE for the year ended December 31, 2007; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

Accident Year	Retained Private Passenger Automobile	Retained Commercial Automobile	Retained Homeowners	Retained All Other	Total
1997 & prior	$(31)	$(1)	$—	$—	$(32)
1998	(250)	(59)	—	—	(309)
1999	(12)	1	—	—	(11)
2000	(426)	95	(214)	(9)	(554)
2001	(287)	—	(165)	(39)	(491)
2002	(225)	(11)	(786)	10	(1,012)
2003	(89)	(32)	(20)	(149)	(290)
2004	(2,617)	(219)	(254)	(130)	(3,220)
2005	(4,920)	(828)	(649)	(134)	(6,531)
2006	(4,902)	(690)	(853)	(237)	(6,682)

All prior years	$(13,759)	$(1,744)	$(2,941)	$(688)	$(19,132)

        The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the year ended December 31, 2007.

Accident Year	CAR Assumed Private Passenger Automobile	CAR Assumed Commercial Automobile	FAIR Plan Homeowners	All Other	Total
1997 & prior	$—	$(3)	$—	$—	$(3)
1998	—	(6)	—	—	(6)
1999	(83)	(2)	—	—	(85)
2000	(129)	(18)	1	—	(146)
2001	(43)	(48)	7	—	(84)
2002	75	79	19	—	173
2003	64	92	25	—	181
2004	(1,164)	(40)	(5)	—	(1,209)
2005	(2,983)	(150)	(40)	—	(3,173)
2006	(6,445)	(531)	(331)	—	(7,307)

All prior years	$(10,708)	$(627)	$(324)	$—	$(11,659)

        Our private passenger automobile line of business prior year reserves decreased by $24,467 for the year ended December 31, 2007. The decrease was primarily due to improved assumed CAR results for the private passenger automobile pool of $6,445, $2,983 and $1,164 for the 2006, 2005, and 2004 accident years, respectively, and improved retained private passenger results of $4,902, $4,920 and $2,617 for the 2006, 2005, and 2004 accident years, respectively. The improved CAR results were due primarily to improved CAR private passenger loss ratios for 2006, 2005, and 2004 as published and reported by the CAR Loss Reserving Committee at the December 5, 2007 meeting, as compared to the December 4, 2006 meeting. The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

        Our commercial automobile line of business prior year reserves decreased by $2,371 for the year ended December 31, 2007. Our retained commercial automobile reserves decreased by $1,744 primarily due to fewer IBNR claims than previously estimated. Additionally, assumed CAR reserves for the commercial automobile pool decreased by $627.

        Our homeowners line of business prior year reserves decreased by $3,265 for the year ended December 31, 2007. Our retained homeowners and FAIR Plan homeowners reserve decreased by $2,941 and $324, respectively.

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

        For further information, see "Results of Operations: Losses and Loss Adjustment Expenses."

Other-Than-Temporary Impairments.

        We use a systematic methodology to evaluate declines in fair values below cost or amortized cost of our investments. This methodology ensures that we evaluate available evidence concerning any declines in a disciplined manner.

        In our determination of whether a decline in fair value below amortized cost is an other-than-temporary impairment, we consider and evaluate several factors and circumstances including the issuer's overall financial condition, the issuer's credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer's securities remains below our amortized cost, our ability and intent to hold these investments for a period of time sufficient to allow for recovery of our costs, and any other factors that may raise doubt about the issuer's ability to continue as a going concern.

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

        For further information, see "Results of Operations: Net Realized Investment Losses."

Results of Operations

        The following table shows certain of our selected financial results:

	For the Year Ended December 31,
	2007	2006	2005
Direct written premiums	$619,848	$629,511	$649,113
Net written premiums	600,572	620,908	632,836
Net earned premiums	609,208	624,933	622,831
Net investment income	44,255	40,293	31,573
Net realized (losses) gains on investments	(6)	358	305
Finance and other service income	16,623	15,128	16,748

Total revenue	670,080	680,712	671,457

Loss and loss adjustment expenses	374,493	353,906	385,593
Underwriting, operating and related expenses	170,657	162,220	146,669
Interest expenses	83	86	948

Total expenses	545,233	516,212	533,210

Income before income taxes	124,847	164,500	138,247
Income tax expense	37,434	52,559	43,065

Net income	$87,413	$111,941	$95,182

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

        Direct Written Premiums.    Direct written premiums for the year ended December 31, 2007, decreased by $9,663, or 1.5% to $619,848 from $629,511 for 2006. The 2007 decrease occurred primarily in our personal automobile line, as a result of a state mandated private passenger rate decrease of 11.7% effective April 1, 2007. Our personal automobile line experienced a 5.5% decrease in average written premium and a 2.6% increase in written exposures. Our commercial automobile line's average written premium decreased by 4.0% with a 1.9% decrease in written exposures. Partially offsetting these decreases was an increase in our average written premium in our homeowners line by 6.6% with a 8.8% increase in written exposures.

        Net Written Premiums.    Net written premiums for the year ended December 31, 2007, decreased by $20,336 or 3.3% to $600,572 from $620,908 for 2006. This decrease was primarily due to the factors that decreased direct written premiums combined with decreases in premiums assumed from CAR, and partially offset by decreases in premiums ceded to CAR.

        Net Earned Premiums.    Net earned premiums for the year ended December 31, 2007, decreased by $15,725, or 2.5%, to $609,208 from $624,933 for 2006. This decrease was due to the factors that decreased direct and net written premiums.

        Net Investment Income.    Net investment income for the year ended December 31, 2007, was $44,255 compared to $40,293 for 2006, an increase of 9.8%. Average cash and investment securities (at cost) increased by $84,369, or 9.2%, to $1,002,349 for the year ended December 31, 2007, from $917,980 for 2006. The net effective yield on the investment portfolio remained at 4.4% during the year ended December 31, 2007, similar to 4.4% during 2006. Our duration decreased to 4.2 years at December 31, 2007, from 4.6 years at December 31, 2006.

        Net Realized (Losses) Gains on Investments.    Net realized losses on investments was $6 for the year ended December 31, 2007 compared to net realized gains of $358 for the year ended December 31, 2006.

        The gross unrealized appreciation (depreciation) of investments in fixed maturity securities and equity securities, including interests in mutual funds, was as follows:

	December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$290,828	$3,130	$(1,345)	$292,613
Obligations of states and political subdivisions	523,330	6,619	(832)	529,117
Asset-backed securities(1)	102,628	232	(1,346)	101,514
Corporate and other securities	78,574	833	(623)	78,784

Subtotal, fixed maturity securities	995,360	10,814	(4,146)	1,002,028
Equity securities	6,794	191	(8)	6,977

Totals	$1,002,154	$11,005	$(4,154)	$1,009,005

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $258,310 at amortized cost and $258,876 at fair value as of December 31, 2007. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

        As of December 31, 2007, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody's of Baa or higher, except the few securities not rated by Moody's which received Standard & Poor's ratings of A- or higher, as well as a rating assigned by the SVO 1 or 2).

        The composition of our fixed income security portfolio by Moody's rating was as follows:

	December 31, 2007
	Estimated Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$292,613	29.2%
Aaa/Aa	610,467	60.9
A	53,931	5.4
Baa	33,479	3.3
Not rated (Standard & Poor's rating of A- or higher)	11,538	1.2

Total	$1,002,028	100.0%

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

        The following table illustrates the gross unrealized losses included in the Company's investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2007.

	As of December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$12,191	$10	$72,876	$1,335	$85,067	$1,345
Obligations of states and political subdivisions	32,267	220	70,306	612	102,573	832
Asset-backed securities	4,420	481	56,285	865	60,705	1,346
Corporate and other securities	6,342	126	30,272	497	36,614	623

Subtotal, fixed maturity securities	55,220	837	229,739	3,309	284,959	4,146
Equity securities	155	8	—	—	155	8

Total temporarily impaired securities	$55,375	$845	$229,739	$3,309	$285,114	$4,154

        The unrealized losses recorded on the fixed maturity investment portfolio at December 31, 2007 resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in fair value.

        Of the $4,154 gross unrealized losses as of December 31, 2007, $2,177 relates to fixed maturity obligations of U.S. government agencies and obligations of states and political subdivisions. The remaining $1,977 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

        During the years ended December 31, 2007 and 2006, there was no significant deterioration in the credit quality of any of the Company's holdings and no other-than-temporary impairment charges were recorded related to the Company's portfolio of investment securities

        Finance and Other Service Income.    Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the year ended December 31, 2007, was $16,623 compared to $15,128 for the 2006 period.

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for the year ended December 31, 2007, increased by $20,587 or 5.8%, to $374,493 from $353,906 for the comparable 2006 period. Our GAAP loss ratio for the year ended December 31, 2007, increased to 61.5% compared to 56.6% for the comparable 2006 period. Our GAAP loss ratio excluding loss adjustment expenses for the year ended December 31, 2007, increased to 52.7% from 49.2% for the comparable 2006 period. The loss ratio increased primarily as a result of a decrease in personal automobile average earned premiums, less favorable development, and slightly higher claim frequency than the comparable 2006 period. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2007 was $30,791 compared to prior year favorable development of $42,747 for the comparable 2006 period.

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expense for the year ended December 31, 2007 increased by $8,437, or 5.2%, to $170,657 from $162,220 for the comparable 2006 period. Our GAAP expense ratios for the year ended December 31, 2007, increased to 28.0% compared to 26.0% for the comparable 2006 period. The expense ratio increased primarily as a result of decreases in net earned premiums as discussed above.

        Interest Expenses.    Interest expense for the year ended December 31, 2007 was $83 compared to $86 for the comparable 2006 period. The credit facility commitment fee included in interest expense was $75 for both 2007 and 2006.

        Income Tax Expense.    Our effective tax rates were 30.0% and 32.0% for the years ended December 31, 2007 and 2006, respectively. These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income.

        Net Income.    Net income for the year ended December 31, 2007 decreased by $24,528 or 21.9%, to $87,413 from $111,941 for the comparable 2006 period. This decrease was primarily due to the increases in the loss and expense ratios as discussed above.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

        Direct Written Premiums.    Direct written premiums for the year ended December 31, 2006, decreased by $19,602, or 3.0% to $629,511 from $649,113 for 2005. The 2006 decrease occurred primarily in our personal automobile line, which experienced a 6.8% decrease in average written premium and a 1.0% decrease in written exposures. Offsetting these results, our commercial automobile line's average written premium increased by 13.2% with a 12.3% increase in written exposures. Our homeowners line average written premium increased by 5.7% with a 0.3% decrease in written exposures.

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

        The gross unrealized appreciation (depreciation) of investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, was as follows:

	December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$185,390	$929	$(2,883)	$183,436
Obligations of state and politicial subdivisions	429,888	6,485	(2,014)	434,359
Asset-based securities(1)	180,294	339	(2,022)	178,611
Corporate and other securities	140,962	853	(1,941)	139,874

Subtotal, fixed maturity securities	936,534	8,606	(8,860)	936,280
Equity securities	4,038	287	—	4,325

Totals	$940,572	$8,893	$(8,860)	$940,605

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

        As of December 31, 2006, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody's of Baa or higher, except the few securities not rated by Moody's which received Standard & Poor's ratings of A- or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).

        The composition of our fixed income security portfolio by Moody's rating was as follows:

	December 31, 2006
	Estimated Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$183,436	19.6%
Aaa/Aa	584,191	62.4
A	106,092	11.3
Baa	39,845	4.3
Not rated (Standard & Poor's rating of A- or higher)	22,716	2.4

Total	$936,280	100.0%

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

        The unrealized losses recorded on the fixed maturity investment portfolio at December 31, 2006 resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in fair value.

        Of the $8,860 gross unrealized losses as of December 31, 2006, $4,897 relates to fixed maturity obligations of U.S. government agencies and obligations of states and political subdivisions. The remaining $3,963 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate and other fixed maturity securities.

        During the years ended December 31, 2006 and 2005, there was no significant deterioration in the credit quality of any of the Company's holdings and no other-than-temporary impairment charges were recorded related to the Company's portfolio of investment securities

        Finance and Other Service Income.    Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the year ended December 31, 2006, was $15,128 compared to $16,748 for the 2005 period. The decrease was primarily due to the decreases in direct premiums written.

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

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expense for the year ended December 31, 2006 increased by $15,551, or 10.6%, to $162,220 from $146,669 for the comparable 2005 period. Our GAAP expense ratios for the year ended December 31, 2006, increased to 26.0% compared to 23.5% for the comparable 2005 period. The increase was primarily due to higher accrued agents' contingent commissions and higher 2006 policy year mandated personal automobile commissions. The increase in accrued agents' contingent commissions was due to the improved underwriting results for the year ended December 31, 2006 compared to the year ended December 31, 2005.

        Interest Expenses.    Interest expense for the year ended December 31, 2006 was $86 compared to $948 for the comparable 2005 period due to the pay down of the balance outstanding under our credit facility of $19,956 on December 8, 2005.

        Income Tax Expense.    Our effective tax rates were 32.0% and 31.2% for the years ended December 31, 2006 and 2005, respectively. These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income and a $1,161 tax benefit recorded as a reduction to income tax expense for the year ended December 31, 2005. This tax benefit represents a reduction in federal income tax reserves for tax years 2001 through 2003 during 2005 upon completion of an examination of the Company's federal income tax returns for the tax periods ended December 31, 2003, 2002, and 2001 by the Internal Revenue Service.

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

        Net cash provided by operating activities was $116,828, $101,227, and $116,417 during the years ended December 31, 2007, 2006 and 2005, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

        Net cash used for investing activities was $74,814, $230,397 and $82,770 during the years ended December 31, 2007, 2006 and 2005, which resulted primarily from purchases of fixed maturities in excess of sales and maturities of fixed maturities.

        Net cash used for financing activities was $21,986, $7,574, and $26,293 during the years ended December 31, 2007, 2006, and 2005, respectively. Net cash used for financing activities is primarily comprised of dividend payments to shareholders during 2007 and 2006, and of the pay down of the revolving credit facility and dividend payments to shareholders in 2005.

Credit Facility

        Safety has a $30,000 revolving credit facility with Citizens Bank of Massachusetts which expires on June 17, 2008. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts' prime rate or 0.5% above the federal funds rate plus 1.5% per annum. Interest only is payable prior to maturity. The obligations of Safety under the credit facility are secured by pledges of Safety's assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of December 31, 2007, we were in compliance with all such covenants.

        We paid down the balance of $19,956 on December 8, 2005, and had no amounts outstanding on our credit facility at December 31, 2007, 2006 and 2005. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at December 31, 2007 and 2006.

Regulatory Matters

        Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2007, the statutory surplus of Safety Insurance was $514,957, and its net income for 2007 was $83,375. As a result, a maximum of $83,375 is available in 2008 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2007, Safety Insurance recorded dividends to Safety of $27,316.

        The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

        Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2007 and 2006 were as follows:

Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Dividends Paid
November 5, 2007	December 3, 2007	December 14, 2007	$0.40	$6,472
August 3, 2007	September 3, 2007	September 14, 2007	$0.40	$6,476
May 7, 2007	June 1, 2007	June 15, 2007	$0.25	$4,057
February 15, 2007	March 1, 2007	March 15, 2007	$0.25	$4,043
November 3, 2006	December 1, 2006	December 15, 2006	$0.25	$4,010
August 10, 2006	September 1, 2006	September 15, 2006	$0.25	$4,003
May 5, 2006	June 1, 2006	June 15, 2006	$0.18	$2,876
February 16, 2006	March 1, 2006	March 15, 2006	$0.18	$2,844

        On February 15, 2008, our Board approved a quarterly cash dividend on our common stock of $0.40 per share which will be paid on March 14, 2008 to shareholders of record on March 3, 2008. We plan to continue to declare and pay quarterly cash dividends in 2008, depending on our financial position and the regularity of our cash flows.

        On August 3, 2007, the Board approved a share repurchase program of up to $30,000 of Safety's outstanding common shares. Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management's discretion. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the twelve months ended December 31, 2007, the Company purchased 48,124 of its common shares on the open market under the program at a cost of $1,585.

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

Contractual Obligations

        We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2007, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
	Within One Year	Two to Three Years	Four to Five Years	After Five Years	Total
Loss and LAE reserves	$234,083	$210,197	$28,663	$4,777	$477,720
Purchase commitments	879	1,758	1,758	3,151	7,546
Operating leases	2,024	6,073	8,283	26,429	42,809

Total contractual obligations	$236,986	$218,028	$38,704	$34,357	$528,075

        As of December 31, 2007, the Company had loss and LAE reserves of $477,720, reinsurance recoverables of $84,290 and net loss and LAE reserves of $393,430. Our loss and LAE reserves are estimates as described in more detail under "Critical Accounting Policies and Estimates." The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

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

  •
  Descriptions of assumptions underlying or relating to any of the foregoing; and

  •
  Future performance of credit markets.

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

        Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC. Refer to Part I, Item 1A—Risk Factors.

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

        We manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and Board and consultation with third-party financial advisors. As a general matter, we do not attempt to match the durations of our assets with the durations of our liabilities, and the majority of our liabilities are "short tail". Our goal is to maximize the total after-tax return on all of our investments. An important strategy that we employ to achieve this goal is to try to hold enough in cash and short-term investments in order to avoid liquidating longer-term investments to pay claims.

        Based upon the results of interest rate sensitivity analysis, the following table shows the interest rate risk of our investments in fixed maturities, including preferred stocks with characteristics of fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities).

	-100 Basis Point Change	No Change	+100 Basis Point Change
As of December 31, 2007
Estimated fair value	$1,047,359	$1,002,028	$952,773
Estimated increase (decrease) in fair value	$45,331	—	$(49,255)
As of December 31, 2006
Estimated fair value	$980,493	$936,280	$890,038
Estimated increase (decrease) in fair value	$44,213	—	$(46,242)

        With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At December 31, 2007, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2008, assuming that all of such debt is outstanding for the entire year.

        In addition, in the current market environment, our investments can also contain liquidity risks.

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

SAFETY INSURANCE GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety Insurance Group, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Safety Insurance Group, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 14, 2008

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,
	2007	2006
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $995,360 and $936,534)	$1,002,028	$936,280
Equity securities, at fair value (cost: $6,794 and $4,038)	6,977	4,325

Total investment securities	1,009,005	940,605
Cash and cash equivalents	46,311	26,283
Accounts receivable, net of allowance for doubtful accounts	156,343	158,190
Accrued investment income	10,972	9,776
Taxes recoverable	—	1,781
Receivable from reinsurers related to paid loss and loss adjustment expenses	13,047	13,282
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	84,290	78,464
Ceded unearned premiums	28,818	33,042
Deferred policy acquisition costs	48,652	47,404
Deferred income taxes	13,388	16,868
Equity and deposits in pools	26,235	26,166
Other assets	9,931	3,887

Total assets	$1,446,992	$1,355,748

Liabilities
Loss and loss adjustment expense reserves	$477,720	$449,444
Unearned premium reserves	320,545	333,404
Accounts payable and accrued liabilities	50,023	48,666
Taxes payable	120	—
Outstanding claims drafts	17,922	16,279
Payable to reinsurers	10,662	11,568
Capital lease obligations	—	39

Total liabilities	876,992	859,400

Commitments and contingencies (Note 7)
Shareholders' equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,242,213 and 16,096,004 shares issued	162	161
Additional paid-in capital	134,224	129,785
Accumulated other comprehensive income, net of taxes	4,453	21
Retained earnings	432,746	366,381
Treasury stock, at cost; 48,124 shares	(1,585)	—

Total shareholders' equity	570,000	496,348

Total liabilities and shareholders' equity	$1,446,992	$1,355,748

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share and share data)

	For the Years Ended December 31,
	2007	2006	2005
Net earned premiums	$609,208	$624,933	$622,831
Net investment income	44,255	40,293	31,573
Net realized (losses) gains on investments	(6)	358	305
Finance and other service income	16,623	15,128	16,748

Total revenue	670,080	680,712	671,457

Losses and loss adjustment expenses	374,493	353,906	385,593
Underwriting, operating and related expenses	170,657	162,220	146,669
Interest expenses	83	86	948

Total expenses	545,233	516,212	533,210

Income before income taxes	124,847	164,500	138,247
Income tax expense	37,434	52,559	43,065

Net income	$87,413	$111,941	$95,182

Earnings per weighted average common share:
Basic	$5.46	$7.07	$6.11

Diluted	$5.43	$6.99	$5.97

Cash dividends paid per common share	$1.30	$0.86	$0.60

Weighted average number of common shares outstanding:
Basic	16,022,074	15,838,335	15,578,039

Diluted	16,095,512	16,005,913	15,953,737

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss), Net of Taxes	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2004	$155	$114,070	$8,709	$182,400	$—	$305,334
Net income				95,182		95,182
Other comprehensive income, net of deferred federal income taxes			(9,542)			(9,542)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	3	5,926				5,929
Tax contingency reserve adjustment		455				455
Dividends paid				(9,409)		(9,409)

Balance at December 31, 2005	158	120,451	(833)	268,173	—	387,949
Net income				111,941		111,941
Other comprehensive income, net of deferred federal income taxes			854			854
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	3	9,334				9,337
Dividends paid				(13,733)		(13,733)

Balance at December 31, 2006	161	129,785	21	366,381	—	496,348
Net income				87,413		87,413
Other comprehensive income, net of deferred federal income taxes			4,432			4,432
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	4,439				4,440
Dividends paid				(21,048)		(21,048)
Acquisition of treasury stock					(1,585)	(1,585)

Balance at December 31, 2007	$162	$134,224	$4,453	$432,746	$(1,585)	$570,000

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Net income	$87,413	$111,941	$95,182
Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses), during the period, net of tax expense (benefit) of $2,384 $585, and $(5,031)	4,428	1,087	(9,344)
Reclassification adjustment for losses (gains) included in net income, net of tax expense (benefit) of $2, $(125), and $(107)	4	(233)	(198)

Unrealized gains (losses) on securities available for sale	4,432	854	(9,542)

Comprehensive income	$91,845	$112,795	$85,640

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Twelve Months Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$87,413	$111,941	$95,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	10,037	8,493	8,312
Provision (benefit) for deferred income taxes	1,094	792	(303)
Gains on sale of fixed assets	—	(23)	—
Net realized losses (gains) on investments	6	(358)	(305)
Changes in assets and liabilities:
Accounts receivable	1,847	(3,769)	(3,970)
Accrued investment income	(1,196)	(1,920)	(848)
Receivable from reinsurers	(5,591)	7,554	3,847
Ceded unearned premiums	4,224	4,132	6,228
Deferred policy acquisition costs	(1,248)	(1,924)	(2,561)
Other assets	2,548	(13,365)	8,883
Loss and loss adjustment expense reserves	28,276	(1,272)	(181)
Unearned premium reserves	(12,859)	(8,158)	3,776
Accounts payable and accrued liabilities	1,357	4,294	688
Payable to reinsurers	(906)	(1,417)	(4,005)
Other liabilities	1,826	(3,773)	1,674

Net cash provided by operating activities	116,828	101,227	116,417

Cash flows from investing activities:
Fixed maturities purchased	(284,398)	(355,158)	(155,647)
Equity securities purchased	(4,306)	(2,607)	(1,290)
Proceeds from sales of fixed maturities	193,289	113,564	63,365
Proceeds from maturities of fixed maturities	24,000	14,300	11,125
Proceeds from sales of equity securities	4,635	485	443
Fixed assets purchased	(8,034)	(1,004)	(766)
Proceeds from sales of fixed assets	—	23	—

Net cash used for investing activities	(74,814)	(230,397)	(82,770)

Cash flows from financing activities:
Payments on revolving credit facility	—	—	(19,956)
Proceeds and excess tax benefits from exercise of stock options	647	6,159	3,072
Dividends paid to shareholders	(21,048)	(13,733)	(9,409)
Acquisition of treasury stock	(1,585)	—	—

Net cash used for financing activities	(21,986)	(7,574)	(26,293)

Net increase (decrease) in cash and cash equivalents	20,028	(136,744)	7,354
Cash and cash equivalents at beginning of year	26,283	163,027	155,673

Cash and cash equivalents at end of period	$46,311	$26,283	$163,027

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$34,250	$50,000	$44,776
Interest	$83	$77	$1,030

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

        The Company was incorporated on June 25, 2001, in the State of Delaware. On October 16, 2001, the Company acquired all of the issued and outstanding common stock of Thomas Black Corporation ("TBC") and its property and casualty subsidiaries. TBC subsequently merged with and into Safety Insurance Group, Inc. with Safety Insurance Group, Inc. being the corporation surviving the merger.

        The Company is a leading provider of personal lines property and casualty insurance focused exclusively on the Massachusetts market. The Company's principal product line is private passenger automobile insurance, which accounted for 74.6% of its direct written premiums in 2007. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company and Safety Property and Casualty Company (together referred to as the "Insurance Subsidiaries").

        On June 20, 2007, the Company applied for admission in the State of New Hampshire for a Certificate of Authority to transact insurance business. On October 16, 2007, the State of New Hampshire Insurance Department issued a Certificate of Authority for property and casualty insurance to each of the Company's insurance company subsidiaries. To date, the Company has not commenced writing business in Hew Hampshire.

2.     Summary of Significant Accounting Policies

Investments

        Investments in fixed maturities available for sale, which include taxable and non-taxable bonds and redeemable preferred stocks, are reported at fair value. Investments in equity securities available for sale, which include interests in mutual funds, are reported at fair value. Fair values for fixed maturity securities are based on estimates obtained from independent pricing services. Fair values for equity securities are derived from external market quotations. Unrealized gains or losses on fixed maturity and equity securities reported at fair value are excluded from earnings and reported in a separate component of shareholders' equity, known as "Accumulated other comprehensive income (loss), net of taxes," until realized. Realized gains or losses on the sale or maturity of investments are determined on the basis of the specific cost identification method. Fixed maturities and equity securities that experience declines in value that are other-than-temporary are written down to fair value with a corresponding charge to net realized losses on investments.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Cash Equivalents

        Cash equivalents, consisting of money market accounts and United States ("U.S.") Treasury bills with original maturities of three months or less, are stated at cost, which approximates fair value.

Accounts Receivable

        Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are both billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2007 and 2006, these allowances were $29 and $153, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

        Amounts that vary with and are primarily related to acquiring new and renewal business, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policies. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $101,785, $97,274 and $93,515 was charged to underwriting expenses for the years ended December 31, 2007, 2006 and 2005, respectively.

Equity and Deposits in Pools

        Equity and deposits in pools represents the net receivable cash amounts due from the residual market mechanisms, Commonwealth Automobile Reinsurers ("CAR"), for automobile and Massachusetts Property Insurance Underwriting Association ("FAIR Plan"), for homeowner insurance in Massachusetts. See Note 8 for a discussion of the Company's accounting for amounts assumed from residual markets.

Equipment and Leasehold Improvements

        Equipment and leasehold improvements are carried at cost less accumulated depreciation. The costs of computer software developed or obtained for internal use are capitalized and amortized over the estimated life of the business system, beginning when the software is ready for its intended use. Maintenance and repairs are charged to expense as incurred; improvements are capitalized.

        Methods of depreciation and useful lives by asset category are as follows:

	Life	Depreciation Method
Automobiles	3 years	Straight-line
Data processing equipment	3-5 years	Double-declining balance
Equipment	5 years	Straight-line
Furniture and fixtures	7 years	Straight-line
Leasehold improvements	Over lease term	Straight-line
Software	3-10 years	Straight-line or double declining balance

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

        Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $16,098 and $17,335 at December 31, 2007 and 2006, respectively.

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

Income Taxes

        The Company and its subsidiaries file a consolidated United States ("U.S.") federal income tax return. The method of allocation among members of the consolidated group is subject to a written agreement approved by the Board. The consolidated tax liability is allocated on the basis of the members' proportionate contribution to consolidated taxable income.

        Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Statement of Financial Accounting Standards ("FAS") No. 109, "Accounting for Income Taxes." A valuation allowance is established where management has assessed that it is more likely than not that the Company will not be able to utilize the full deferred tax asset.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Earnings per Weighted Average Common Share

        Basic earnings per weighted average common share ("EPS") are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted EPS are calculated by dividing net income by the weighted average number of basic common shares outstanding and the net effect of potentially dilutive common shares. At December 31, 2007, 2006 and 2005, the Company's potentially dilutive instruments were common shares under options of 334,588, 373,996 and 496,086, respectively, and common shares under restriction of 174,751, 118,790 and 94,417, respectively.

        Basic and diluted EPS were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Earnings per weighted average common share:
Basic	$5.46	$7.07	$6.11

Diluted	$5.43	$6.99	$5.97

Weighted average number of common shares outstanding:
Basic	16,022,074	15,838,335	15,578,039
Effect of dilutive securities:
Stock options	61,936	126,235	351,681
Restricted stock	11,502	41,343	24,017

Diluted	16,095,512	16,005,913	15,953,737

        Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company's common stock during the period because their inclusion would be anti-dilutive. There were 174,925 and 186,225 anti-dilutive stock options for the years ended December 31, 2007 and 2006. There were no anti-dilutive stock options for the year ended December 31, 2005.

        Diluted EPS also excludes common shares under restriction with a fair value on the grant date greater than the average market price of the Company's common stock during the period because their inclusion would be anti-dilutive. There were 65,760 anti-dilutive shares under restriction for the year ended December 31, 2007. There were no anti-dilutive shares under restriction for the years ended December 31, 2006 and 2005.

Share-Based Compensation

        Prior to January 1, 2006, the Company accounted for share-based compensation to employees and non-employee directors in accordance with the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by FAS 123, "Accounting for Stock-Based Compensation" and as amended by FAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Accordingly, no compensation cost related to stock options was reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company historically reported pro forma results under the disclosure-only provisions of FAS 123.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        Effective January 1, 2006, the Company adopted FAS 123R (revised 2004), "Share-Based Payment," which requires the Company to measure and recognize the cost of employee services received in exchange for an award of equity instruments. Under the provisions of FAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        For information regarding the Company's adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109" ("FIN 48"), see Note 10.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. This standard applies to fair value measurements already required or permitted by existing standards and is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of this statement.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has chosen not to elect the fair value option permitted by this statement.

Reclassifications

        Prior period amounts have been reclassified to conform to the current year presentation.

Segments

        The Company comprises one business segment: property and casualty insurance operations. Management organizes the business around private passenger automobile insurance in Massachusetts sold exclusively through independent agents and offers other personal and commercial insurance as complementary products. In accordance with FAS 131, "Disclosures About Segments of an Enterprise and Related Information," the financial information of the segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

3.     Investments

        The gross unrealized appreciation (depreciation) of investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, was as follows:

	December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$290,828	$3,130	$(1,345)	$292,613
Obligations of states and political subdivisions	523,330	6,619	(832)	529,117
Asset-backed securities(1)	102,628	232	(1,346)	101,514
Corporate and other securities	78,574	833	(623)	78,784

Subtotal, fixed maturity securities	995,360	10,814	(4,146)	1,002,028
Equity securities	6,794	191	(8)	6,977

Totals	$1,002,154	$11,005	$(4,154)	$1,009,005

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	December 31, 2006
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

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $258,310 and $175,394 at amortized cost and $258,876 and $173,539 at fair value as of December 31, 2007 and 2006, respectively. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

        The amortized cost and the estimated fair value of fixed maturity securities, by maturity, at December 31, 2007, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007
	Amortized Cost	Estimated Fair Value
Due in one year or less	$27,799	$27,815
Due after one year through five years	247,943	251,307
Due after five years through ten years	164,864	166,928
Due after ten years through twenty years	185,524	187,126
Due after twenty years	8,292	8,462
Asset-backed securities	360,938	360,390

Totals	$995,360	$1,002,028

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        The gross realized gains (losses) on sales of fixed maturities and equity securities were as follows for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005
Gross realized gains
Fixed maturity securities	$962	$1,058	$478
Equity securities	175	31	12
Gross realized losses
Fixed maturity securities	(1,142)	(722)	(185)
Equity securities	(1)	(9)	—

Net realized gains (losses) on fixed maturity and equity securities	$(6)	$358	$305

        Proceeds from fixed maturities maturing were $24,000, $14,300, and $11,125 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

	As of December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$12,191	$10	$72,876	$1,335	$85,067	$1,345
Obligations of states and political subdivisions	32,267	220	70,306	612	102,573	832
Asset-backed securities	4,420	481	56,285	865	60,705	1,346
Corporate and other securities	6,342	126	30,272	497	36,614	623

Subtotal, fixed maturity securities	55,220	837	229,739	3,309	284,959	4,146
Equity securities	155	8	—	—	155	8

Total temporarily impaired securities	$55,375	$845	$229,739	$3,309	$285,114	$4,154

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

        The Company's investment portfolio included 143 securities in an unrealized loss position at December 31, 2007. The Company's methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company's intent to hold the investment for a period of time sufficient to allow for recovery of its costs.

        As of December 31, 2007, the Company's fixed income securities portfolio was comprised entirely of investment grade corporate fixed maturity securities, U.S. Government and Agency securities, and asset-backed securities (i.e., all securities received a rating assigned by Moody's Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody's which received Standard & Poor's ratings of A- or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2). The Company holds no subprime mortgage debt securities. All of the Company's holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated Aaa/AAA at December 31, 2007. The unrealized losses recorded on the fixed maturity investment portfolio at December 31, 2007, resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as the Company has the intent and ability to retain such investments for a period of time sufficient to allow for recovery in fair value.

        During the years ended December 31, 2007, 2006 and 2005, there was no significant deterioration in the credit quality of any of the Company's holdings and no other-than-temporary impairment charges were recorded related to the Company's portfolio of investment securities.

        The components of net investment income were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Interest and dividends on fixed maturities	$43,025	$38,875	$28,201
Dividends on equity securities	311	163	44
Interest on cash and cash equivalents	2,236	2,466	4,400

Total investment income	45,572	41,504	32,645
Investment expenses	1,317	1,211	1,072

Net investment income	$44,255	$40,293	$31,573

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

4.     Equipment and Leasehold Improvements

        The carrying value of equipment and leasehold improvements by classification was as follows:

	December 31,
	2007	2006
Data processing equipment	$2,651	$2,824
Software	6,793	824
Furniture and fixtures	238	203
Other equipment	1,228	592
Automobiles	53	53
Leasehold improvements	224	161

Total cost	11,187	4,657
Less accumulated depreciation and amortization	3,111	2,638

Equipment and leasehold improvements, net	$8,076	$2,019

        Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $1,153, $850 and $699 respectively.

5.     Employee Benefit Plans

The Safety Insurance 401(k) Retirement Plan

        The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the "Retirement Plan"). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan, and is allowed to contribute on a pre-tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant's base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $1,900, $1,661 and $1,066 for the years ended December 31, 2007, 2006 and 2005, respectively.

Management Omnibus Incentive Plan

        Long-term incentive compensation is provided under the Company's 2002 Management Omnibus Incentive Plan ("the Incentive Plan") which provides for a variety of stock-based compensation awards, including nonqualified stock options ("NQSOs"), incentive stock options, stock appreciation rights and restricted stock ("RS") awards.

        On March 10, 2006, the Board of Directors ("Board") of the Company approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes. A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The Incentive Plan, as amended, was approved by the shareholders

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At December 31, 2007, there were 1,183,190 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

        A summary of stock based awards granted under the Incentive Plan is as follows:

Type of Equity Awarded	Effective Date	Number of Awards Granted	Exercise Price(1) or Fair Value(2) per Share		Vesting Terms	Expiration Date
NQSOs	November 27, 2002	379,000	$12.00	(1)	5 years, 20% annually	November 27, 2012
NQSOs	February 20, 2003	99,000	$13.30	(1)	5 years, 20% annually	February 20, 2013
NQSOs	March 31, 2003	292,000	$13.03	(1)	3 years, 30%-30%-40%	March 31, 2013
NQSOs	August 21, 2003	10,000	$15.89	(1)	5 years, 20% annually	August 21, 2013
NQSOs	March 25, 2004	111,000	$18.50	(1)	5 years, 20% annually	March 25, 2014
RS	March 25, 2004	70,271	$18.50	(2)	3 years, 30%-30%-40%	N/A
NQSOs	August 30, 2004	10,000	$21.40	(1)	5 years, 20% annually	August 30, 2014
NQSOs	March 16, 2005	78,000	$35.23	(1)	5 years, 20% annually	March 16, 2015
RS	March 16, 2005	56,770	$35.23	(2)	3 years, 30%-30%-40%	N/A
RS	March 16, 2005	4,000	$35.23	(2)	No vesting period(3)	N/A
NQSOs	March 10, 2006	126,225	$42.85	(1)	5 years, 20% annually	March 10, 2016
RS	March 10, 2006	58,342	$42.85	(2)	3 years, 30%-30%-40%	N/A
RS	March 10, 2006	4,000	$42.85	(2)	No vesting period(3)	N/A
RS	February 26, 2007	65,760	$45.62	(2)	3 years, 30%-30%-40%	N/A
RS	February 26, 2007	4,000	$45.62	(2)	No vesting period(3)	N/A
RS	March 22, 2007	49,971	$38.78	(2)	5 years, 20% annually	N/A

(1)
The exercise price of the stock option grant is equal to the closing price of the Company's common stock on the grant date.
(2)
The fair value per share of the restricted stock grant is equal to the closing price of the Company's common stock on the grant date.
(3)
The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

Stock Options

        The fair value of stock options used to compute both pro forma and actual net income and earnings per share disclosures for the years ended December 31, 2007, 2006 and 2005 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

For the Years Ended December 31,
	2007	2006	2005
Expected dividend yield	1.36% - 2.52%	1.36% - 2.52%	1.36% - 2.52%
Expected volatility	0.20 - 0.36	0.20 - 0.36	0.20 - 0.31
Risk-free interest rate	3.23% - 4.76%	3.23% - 4.76%	3.23% - 4.35%
Expected holding period	6.5 - 7 years	6.5 - 7 years	7 years

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        Expected dividend yield is the Company's dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future. Expected volatility is based on historical volatility of the Company's common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option. The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option. The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, "Share-Based Payment," which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term.

        The following table summarizes stock option activity under the Incentive Plan.

	2007		2006		2005
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	373,996	$27.53	496,086	$17.04	711,410	$13.60
Granted during the year	—	—	126,225	42.85	78,000	35.23
Exercised during the year	(28,508)	14.95	(245,715)	14.23	(238,668)	12.87
Forfeited during the year	(10,900)	38.38	(2,600)	27.07	(54,656)	16.38

Outstanding at end of year	334,588	28.25	373,996	27.53	496,086	17.04

Exercisable at end of year	142,008	$20.97	26,275	$17.82	49,640	$13.98

        At December 31, 2007, the aggregate intrinsic value of outstanding shares under option was $3,552 with a weighted average remaining contractual term of 6.7 years. At December 31, 2006, the aggregate intrinsic value of outstanding shares under option and exercisable was $8,668 with a weighted average remaining contractual term of 7.7 years. Aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company's closing stock price of $36.62 on December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at December 31, 2007 and 2006, and $12.00 to $35.23 at December 31, 2005. There were no options granted during the twelve months ended December 31, 2007. The weighted average grant-date fair value of options granted during the twelve months ended December 31, 2006 and 2005 was estimated at $16.05 and $12.62, respectively. The total intrinsic value of options exercised during the twelve months ended December 31, 2007, 2006 and 2005 was $618, $8,963 and $6,563, respectively.

        A summary of the status of non-vested options as of December 31, 2007, is presented below:

	Number of Shares	Weighted Average Grant Date Exercise Price
Non-vested, at January 1, 2007	347,721	$28.27
Vested during the year	(146,741)	20.65
Forfeited during the year	(8,400)	38.50

Non-vested, at December 31, 2007	192,580	$33.62

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        As of December 31, 2007, there was $1,621 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 1.9 years.

        Cash received from options exercised was $426, $3,497 and $3,072 for the years ended December 31, 2007, 2006, and 2005, respectively.

        As a result of adopting FAS 123R on January 1, 2006, the Company's net income for the twelve months ended December 31, 2007 was lowered by $599, net of income tax benefit of $322. The Company's net income for the twelve months ended December 31, 2006 was lowered by $554, net of income tax benefit of $299. The impact on basic and diluted EPS for the twelve months ended December 31, 2007 was a reduction of $0.04 and $0.04 per share, respectively. The impact on basic and diluted EPS for the twelve months ended December 31, 2006 was a reduction of $0.04 and $0.03 per share, respectively.

        FAS 123R requires the disclosure of pro forma information for periods prior to adoption. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to these stock options.

For the Year Ended December 31, 2005
Net income, as reported	$95,182
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(537)

Pro forma net income	$94,645

Earnings per weighted average share:
Basic—as reported	$6.11

Basic—pro forma	$6.08

Diluted—as reported	$5.97

Diluted—proforma	$5.95

Restricted Stock

        Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company's common stock on the grant date and amortized ratably as expense over the requisite service period.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        The following table summarizes restricted stock activity under the Incentive Plan.

	2007		2006		2005
	Shares Under Restriction	Weighted Average Fair Value	Shares Under Restriction	Weighted Average Fair Value	Shares Under Restriction	Weighted Average Fair Value
Outstanding at beginning of year	126,790	$35.67	98,417	$27.77	70,271	$18.50
Granted during the year	119,731	42.77	62,342	42.85	60,770	35.23
Vested and unrestricted during the year	(57,740)	30.27	(33,969)	25.97	(21,081)	18.50
Forfeited during the year	(2,030)	38.78	—	—	(11,543)	27.55

Outstanding at end of year	186,751	$41.85	126,790	$35.67	98,417	$27.77

        As of December 31, 2007, there was $5,101 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years. The total fair value of the shares that were vested and unrestricted during the twelve months ended December 31, 2007, 2006 and 2005 was $1,748, $882 and $390, respectively. For the years ended December 31, 2007, 2006 and 2005, the Company recorded compensation expense related to restricted stock of $1,801, $1,146 and $586 net of income tax benefits of $970, $617 and $316, respectively.

6.     Commitments and Contingencies

Lease Commitments

        The Company has various noncancelable long-term operating leases. The approximate minimum annual rental payments due under these lease agreements as of December 31, 2007 are as follows:

2008	$2,024
2009	2,050
2010	4,023
2011	4,009
2012 and after	30,703

Total minimum lease payments	$42,809

        Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense was $3,482, $3,147 and $3,042 for the years ended December 31, 2007, 2006 and 2005, respectively. All leases expire prior to 2019. The Company expects that in the normal course of business, leases that expire will be renewed.

        An eighth amendment to a lease agreement for the lease of office space was executed on April 5, 2007. Under the provisions of this amendment, additional space will be occupied and the lease term will be extended an additional ten years commencing on January 1, 2009, with an option to renew for one additional five year term.

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

        Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund ("Insolvency Fund"). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer. In 2007, the Company received a net refund of prior years' assessments from the Insolvency Fund of $112, which was credited for the year ended December 31, 2007. In 2006, the Company received notice of assessments from the Insolvency Fund amounting to $464 which it expensed for the year ended December 31, 2006. In 2005 the Company received a refund of prior years' assessments from the Insolvency Fund of $50, which was credited for the year ended December 31, 2005.

        It is anticipated that there will be additional assessments from time to time relating to various insolvencies. Although the timing and amounts of any future assessments are not known, based upon existing knowledge, management's opinion is that such future assessments will not have a material effect upon the financial position of the Company.

7.     Debt

Secured Revolving Credit Facility

        The Company has a $30,000 revolving credit facility with Citizens Bank of Massachusetts which expires on June 17, 2008. Loans under the credit facility bear interest at the Company's option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts' prime rate or 0.5% above the federal funds rate plus 1.5% per annum. Interest only is payable prior to maturity. The obligations of the Company under the credit facility are secured by pledges of the Company's assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of the Company. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of December 31, 2007, the Company was in compliance with all such covenants.

        The Company had no amounts outstanding on its credit facility at December 31, 2007 and 2006. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at December 31, 2007 and 2006.

Capital Lease Obligation

        During 2003, the Company entered into a three year lease agreement to finance acquisitions of new equipment. There are no amounts due under the capital lease obligation at December 31, 2007. Minimum payments due as of December 31, 2006 were $39 under this obligation.

        The Company incurred interest expense of $83, $86 and $948 for the years ended December 31, 2007, 2006 and 2005, respectively, related to all current outstanding obligations during these periods.

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

        The Company is subject to concentration of credit risk with respect to reinsurance ceded to CAR. At December 31, 2007 and 2006, respectively, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $80,702 and $77,246 and ceded unearned premiums of $25,738 and $29,937 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company's participation in CAR resulted in assumed net losses of $4,962, $4,753 and $5,771 for the years ended December 31, 2007, 2006 and 2005, respectively.

        CAR has been, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement has applied to the Company.

        The effect of reinsurance on net written and earned premiums and losses and LAE is as follows:

	For the Years Ended December 31,
	2007	2006	2005
Written Premiums
Direct	$619,848	$629,511	$649,113
Assumed	53,256	68,934	66,772
Ceded	(72,532)	(77,537)	(83,049)

Net written premiums	$600,572	$620,908	$632,836

Earned Premiums
Direct	$628,124	$636,953	$638,142
Assumed	57,839	69,650	73,966
Ceded	(76,755)	(81,670)	(89,277)

Net earned premiums	$609,208	$624,933	$622,831

Loss and LAE
Direct	$391,639	$368,933	$411,184
Assumed	46,119	52,247	57,546
Ceded	(63,265)	(67,274)	(83,137)

Net loss and LAE	$374,493	$353,906	$385,593

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

9.     Loss and Loss Adjustment Expense Reserves

        The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE as shown in the Company's consolidated financial statements for the years indicated:

	For the Years Ended December 31,
	2007	2006	2005
Reserves for losses and LAE, beginning of year	$449,444	$450,716	$450,897
Less reinsurance recoverable on unpaid losses and LAE	(78,464)	(80,550)	(84,167)

Net reserves for losses and LAE, beginning of year	370,980	370,166	366,730

Incurred losses and LAE, related to:
Current year	405,284	396,653	425,213
Prior years	(30,791)	(42,747)	(39,620)

Total incurred losses and LAE	374,493	353,906	385,593

Paid losses and LAE related to:
Current year	229,237	219,879	237,557
Prior years	122,806	133,213	144,600

Total paid losses and LAE	352,043	353,092	382,157

Net reserves for losses and LAE, end of year	393,430	370,980	370,166
Plus reinsurance recoverables on unpaid losses and LAE	84,290	78,464	80,550

Reserves for losses and LAE, end of year	$477,720	$449,444	$450,716

        At the end of each period, the reserves were re-estimated for all prior accident years. The Company's prior year reserves decreased by $30,791, $42,747, and $39,620 for the years ended December 31, 2007, 2006, and 2005, respectively. The decrease in prior year reserves during 2007 resulted from re-estimations of prior years ultimate loss and LAE liabilities and is primarily composed of reductions of $15,503 in our retained automobile reserves, $11,335 in CAR assumed reserves and $2,941 in our retained homeowner's reserves. The decrease in prior year reserves during 2006 resulted from re-estimations of prior years ultimate loss and LAE liabilities and is primarily composed of reductions of $23,945 in our retained automobile reserves, $14,006 in CAR assumed reserves, $3,430 in our retained homeowners reserves and $686 in FAIR Plan assumed reserves. The decrease in prior year reserves during 2005 resulted from re-estimations of prior years ultimate loss and LAE liabilities and is composed of reductions of $22,162 in CAR assumed reserves, $14,600 in our retained automobile reserves, $1,872 in FAIR Plan assumed reserves and $986 in our retained homeowners reserves.

        Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

10.   Income Taxes

        Provision for income taxes has been calculated in accordance with the provision of Statement No. 109. A summary of the income tax expense in the Consolidated Statements of Income is shown below:

	For the Years Ended December 31,
	2007	2006	2005
Current Income Taxes:
Federal	$36,314	$51,760	$43,366
State	26	7	2

	36,340	51,767	43,368

Deferred Income Taxes:
Federal	1,094	792	(303)
State	—	—	—

	1,094	792	(303)

Total income tax expense	$37,434	$52,559	$43,065

        The income tax expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Federal income tax expense, at statutory rate	$43,696	$57,575	$48,387
Tax-exempt investment income, net	(6,486)	(5,148)	(4,013)
State taxes, net	17	5	—
Changes in tax estimates	—	—	(1,161)
Other, net	207	127	(148)

Total income tax expense	$37,434	$52,559	$43,065

        During the year ended December 31, 2005, an examination of the Company's federal income tax returns for the tax periods ended December 31, 2003, 2002, and 2001 by the Internal Revenue Service ("IRS") was completed. The Company recorded a $1,616 tax benefit representing a reduction in federal income tax reserves for tax years 2001 through 2003, resulting from a settlement reached with the IRS in August 2005. Of this total tax benefit, $455 was recorded as an increase to additional paid-in capital and $1,161 was recorded as a reduction to income tax expense for the year ended December 31, 2005. The Company is not currently under examination by the IRS.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company's consolidated federal tax return group. Its components were as follows:

	December 31,
	2007	2006
Deferred tax assets:
Discounting of loss reserves	$9,473	$9,201
Discounting of unearned premium reserve	20,694	21,319
Bad debt allowance	383	297
Depreciation	756	749
Employee benefits	4,226	2,831
State loss carryforwards	1,092	2,543
Other	636	636

Total deferred tax assets before valuation allowance	37,260	37,576
Valuation allowance for deferred tax assets	(1,728)	(3,178)

Total deferred tax assets, net of valuation allowance	35,532	34,398

Deferred tax liabilities:
Deferred acquisition costs	(17,028)	(16,591)
Investments	(448)	(638)
Net unrealized gains on investments	(2,398)	(11)
Software development costs	(2,270)	(290)

Total deferred tax liabilities	(22,144)	(17,530)

Net deferred tax asset	$13,388	$16,868

        The Company believes, based upon consideration of objective and verifiable evidence, including its recent earnings history and its future expectations, that the Company's taxable income in future years will be sufficient to realize all federal deferred tax assets. A valuation allowance of $1,728 and $3,178 was established against state deferred tax assets at December 31, 2007 and 2006, respectively. This valuation allowance is based upon management's assessment that it is more likely than not that the Company will not be able to utilize these state deferred tax assets.

        The Company adopted the provisions of FIN 48 on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of its tax positions have a more likely than not chance of being sustained upon audit based upon the technical merits of the tax position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recognized no adjustment to its consolidated balance sheet or statement of operations. The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the IRS. Therefore, the Company has not recorded a liability under FIN 48.

        As of January 1, 2007 and December 31, 2007, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate. The Company does not currently

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

        The Company records interest and penalties associated with audits as a component of Income before income taxes. Penalties are recorded in Underwriting, operating and other expenses, and interest expense is recorded in Interest expenses in the consolidated statement of operations. The Company had no interest and penalties accrued as of the adoption date.

        As of December 31, 2007, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2004.

11.   Share Repurchase Program

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

        During the twelve months ended December 31, 2007, the Company purchased 48,124 of its common shares on the open market under the program at a cost of $1,585.

12.   Statutory Net Income and Surplus

Statutory Accounting Practices

        The Company's insurance company subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Statutory net income of the Company's insurance company subsidiaries was $89,683, $116,073 and $97,337 for the years ended December 31, 2007, 2006 and 2005, respectively. Statutory capital and surplus of the Company's insurance subsidiaries was $514,957 and $457,505 at December 31, 2007 and 2006, respectively.

Dividends

        The Company's Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the "Commissioner"). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. The Company's Insurance Subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2007, the statutory surplus of Safety Insurance was $514,957 and its net income for 2007 was $83,375. As a result, a maximum of $83,375 is available in 2008 for such dividends without prior approval of the Commissioner.

13.   Fair Value of Financial Instruments

        The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," and, therefore, are not included in the amounts discussed.

        Fair value is the amount that would be received to sell an asset in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally follows the level of observed pricing. Financial instruments with quoted prices in active markets generally have more observed pricing and less judgment is used in measuring fair value. Conversely, financial instruments traded in non-active markets or that do not have quoted prices are measured at fair value using valuation models or other pricing techniques that require more judgment. Observed pricing is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market, and the characteristics specific to the transaction involving the financial instrument and general market conditions.

        Management relies more on observed price inputs and less on unobserved inputs when measuring fair value. Market price data is obtained to value financial instruments whenever such information is available. Market price data generally is obtained from independent pricing services. The types of instruments valued based on market price data include government and agency securities and investments in publicly traded mutual funds with quoted market prices.

        For fixed maturities not traded in active markets, estimates of fair value are obtained by referring to traded securities with similar attributes and using a matrix pricing methodology. This methodology considers such factors as the issuer's industry, the security's rating, its coupon rate, its position in the capital structure of the issuer, and other relevant factors. The types of fixed maturities not traded in active markets include municipal bonds, most corporate bonds, and most asset-backed, mortgage backed and other collateralized securities. For these investments, management also receives fair value information from independent pricing services.

        For fixed maturity instruments that are not traded in active markets, valuations are adjusted to reflect relative levels of market liquidity, and such adjustments generally are based on available market evidence. In the absence of such evidence, management's best estimate is used.

        At December 31, 2007 and 2006, investments in fixed maturities and equity securities had a fair value, which equaled carrying value, of $1,009,005 and $940,605, respectively.

        The carrying values of cash and cash equivalents and investment income accrued approximate fair value.

        At December 31, 2007 and 2006 the Company had no amounts outstanding on its secured credit facility.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

14.   Quarterly Results of Operations

        An unaudited summary of the Company's 2007 and 2006 quarterly performance, and audited annual performance, is as follows:

	Year ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenue	$168,693	$168,538	$167,899	$164,950	$670,080
Net income	24,649	22,916	22,922	16,926	87,413
Earnings per weighted average common share:
Basic	1.54	1.43	1.43	1.06	5.46
Diluted	1.53	1.42	1.42	1.05	5.43
Cash dividends paid per common share	0.25	0.25	0.40	0.40	1.30

	Year ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenue	$170,941	$169,628	$170,829	$169,314	$680,712
Net income	30,802	29,138	29,105	22,896	111,941
Earnings per weighted average common share:
Basic	1.96	1.84	1.83	1.44	7.07
Diluted	1.94	1.81	1.81	1.42	6.99
Cash dividends paid per common share	0.18	0.18	0.25	0.25	0.86

        Although net income for the fourth quarters of 2007 and 2006 was lower than the preceding quarters of each respective fiscal year, this is not due to any unusual transactions or events. The net income in the fourth quarters of 2007 and 2006 include the effects of Massachusetts private passenger automobile rate decreases of 11.7% and 8.7% effective April 1, 2007 and January 1, 2006, respectively. These amounts also include the impact of higher claims frequencies during the fourth quarters primarily due to weather.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended [the "Exchange Act"]) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are adequate and effective and ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of Safety Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2007.

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

ITEM 9B.    OTHER INFORMATION

        The following disclosures relate to actions taken by the Board of Directors of the Company (the "Board"), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2008 on a Form 8-K under the heading "Item 1.01. Entry into a Material Definitive Agreement."

  •
  Upon recommendation from the Compensation Committee, on March 10, 2008, the Board approved the 2007 annual executive cash bonus pool in the total amount of $2,058 pursuant to the Annual Performance Incentive Plan. Of the total pool, the following amounts were allocated to the Company's CEO and Named Executive Officers: David F. Brussard, $753; Daniel D. Loranger, $276; Edward N. Patrick, Jr., $243; William J. Begley, Jr., $209; David E. Krupa, $155.

  •
  Upon recommendation from the Compensation Committee, on March 10, 2008, the Board approved executive long-term incentive awards to certain members of senior management pursuant to our 2002 Management Omnibus Incentive Plan, as Amended. The long-term incentive awards were granted in a total amount of $2,750 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on March 10, 2008. The restricted stock vests in three annual installments of 30% on March 10, 2009, 30% on March 10, 2010, and 40% on March 10, 2011. Of the total award the following amounts were allocated to the Company's CEO and Named Executive Officers; David F. Brussard, $1,050 worth of restricted stock; Daniel D. Loranger, $300 worth of restricted stock; Edward N. Patrick, Jr., $300 worth of restricted stock; William J. Begley, Jr., $300 worth of restricted stock; David E. Krupa $300 worth of restricted stock. The form of restricted stock agreement that will be entered into is attached hereto as Exhibit 10.22.

  •
  Upon recommendation from the Compensation Committee, on March 10, 2008, the Board approved executive deferred compensation awards pursuant to the Executive Incentive Compensation Plan in the total amount of $1,471. Of the total award, the following amounts were allocated to the Company's CEO and Named Executive Officers: David F. Brussard, $550; Daniel D. Loranger, $225; Edward N. Patrick, Jr., $192; William J. Begley, Jr., $165; David E. Krupa, $100.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        The information called for by Item 401 of Regulation S-K, regarding directors, executive officers, promoters and control persons, and not provided in Part I. Item 1, "Business," will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May, 16, 2008, in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2007, (the Company's fiscal year end), and such information is incorporated herein by reference.

        The information called for by Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Exchange Act and disclosures relating to delinquent filers will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 16, 2008, in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2007, (the Company's fiscal year end), and such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information called for by Item 402 of Regulation S-K regarding Executive and Director compensation will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May, 16, 2008, in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2007, (the Company's fiscal year end), and such information is incorporated herein by reference.

        The information called for by Items 407(e)(4) and (e)(5) of Regulation S-K regarding Corporate Governance will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May, 16, 2008, in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2007, (the Company's fiscal year end), and such information is incorporated herein by reference except for the Compensation Committee Report, which shall not be deemed to be "filed."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information called for by Item 403 of Regulation S-K regarding Stock Ownership of Certain Beneficial Owners and Stock Ownership of Directors and Executive Officers will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May, 16, 2008, in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2007, (the Company's fiscal year end), and such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information called for by Item 404 of Regulation S-K regarding Transactions with Related Persons, Promoters and Certain Control Persons will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May, 16, 2008, in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2007, (the Company's fiscal year end), and such information is incorporated herein by reference.

        The information called for by Item 407(a) of Regulation S-K regarding Corporate Governance related to Director Independence will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May, 16, 2008, in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2007, (the Company's fiscal year end), and such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information called for by Item 9(e) of Schedule 14A regarding fees for services performed by the Company's independent public accountants will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 16, 2008, in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2007, (the Company's fiscal year end), and such information is incorporated herein by reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as a part of this report:

1.
Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2007 are contained herein as listed in the Index to Consolidated Financial Statements on page 70.

2.
Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules on page 102.

3.
Exhibits: The exhibits are contained herein as listed in the Index to Exhibits on page 111.

SAFETY INSURANCE GROUP, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

		Page
Schedules
I	Summary of Investments—Other than Investments in Related Parties	103
II	Condensed Financial Information of the Registrant	104
III	Supplementary Insurance Information	106
IV	Reinsurance	107
V	Valuation and Qualifying Accounts	108
VI	Supplemental Information Concerning Property and Casualty Insurance Operations	109

Safety Insurance Group, Inc.

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2007

(Dollars in thousands)

	Cost	Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
Bonds:
U.S. government and government agencies and authorities	$290,828	$292,613	$292,613
States, municipalities and political subdivisions	523,330	529,117	529,117
Corporate bonds	181,202	180,298	180,298

Total fixed maturities	995,360	1,002,028	1,002,028

Equity securities:
Common stocks
Industrial, miscellaneous and all other	6,794	6,977	6,977

Total equity securities	6,794	6,977	6,977

Total investments	$1,002,154	$1,009,005	$1,009,005

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	December 31, 2007	December 31, 2006
Assets
Investments in consolidated affiliates	$565,833	$499,371
Other	5,102	77

Total assets	$570,935	$499,448

Liabilities
Accounts payable and other liabilities	$935	$3,100

Total liabilities	$935	$3,100

Shareholders' equity	$570,000	$496,348

Total liabilities and shareholders' equity	$570,935	$499,448

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Income and Comprehensive Income

Schedule II

(Dollars in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Revenues, net of income taxes	$—	$—	$—
Expenses	1,789	1,742	2,007

Net loss	(1,789)	(1,742)	(2,007)
Earnings from consolidated affiliates	89,202	113,683	97,189

Consolidated net income	87,413	111,941	95,182
Other net comprehensive gain (loss), net of taxes	4,432	854	(9,542)

Consolidated comprehensive net income	$91,845	$112,795	$85,640

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Consolidated net income	$87,413	$111,941	$95,182
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings in consolidated subsidiaries	(89,202)	(113,683)	(97,189)
Amortization	3,870	2,616	903
Changes in assets and liabilities:
Other assets	(5,025)	(77)	2,070
Accounts payable and accrued liabilities	(2,165)	1,580	427

Net cash used for operating activities	(5,109)	2,377	1,393

Dividends received from consolidated subsidiaries	27,316	7,859	24,900

Net cash (used for) provided by investing activities	27,316	7,859	24,900

Proceeds from exercise of stock options	426	3,497	(19,956)
Dividends paid	(21,048)	(13,733)	3,072
Payments on promissory notes from management	—	—	(9,409)
Acquisition of treasury stock	(1,585)	—	—

Net cash provided used for financing activities	(22,207)	(10,236)	(26,293)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses, and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Years Ended:
December 31, 2007	$48,652	$477,720	$320,545	$—	$609,207	$44,255	$374,493	$101,785	$68,872	$600,572
December 31, 2006	47,404	449,444	333,404	—	624,933	40,293	353,906	97,274	64,946	620,908
December 31, 2005	45,480	450,716	341,562	—	622,831	31,573	385,593	93,515	53,154	632,836

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

Total Premiums	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years ended:
December 31, 2007	$628,124	$76,755	$57,839	$609,208	9.5%
December 31, 2006	636,953	81,670	69,650	624,933	11.1
December 31, 2005	638,142	89,277	73,966	622,831	11.9

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
December 31, 2007
Allowance for Doubtful Accounts	$153	$1,383	$—	$1,507	$29
December 31, 2006
Allowance for Doubtful Accounts	220	806	—	873	153
December 31, 2005
Allowance for Doubtful Accounts	183	901	—	864	220

(1)
Deductions represent write-offs of accounts determined to be uncollectible

Safety Insurance Group, Inc.

Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

							Claims and Claims Adjustment Expenses Incurred Related to
		Reserves for Unpaid Claims and Claims Adjustment Expenses
Affiliations With Registrant	Deferred Policy Acquisition Costs		Discount, if any, deducted in Column C	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claims Adjustment Expenses	Premiums Written
Consolidated Property & Casualty Subsidiaries
2007	$48,652	$477,720	$—	$320,545	$609,207	$44,255	$405,284	$(30,791)	$101,785	$352,044	$600,572
2006	47,404	449,444	—	333,404	624,933	40,293	396,653	(42,747)	97,274	353,092	620,908
2005	45,480	450,716	—	341,562	622,831	31,573	425,213	(39,620)	93,515	382,157	632,836

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2008.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature Title	Date

/s/ DAVID F. BRUSSARD David F. Brussard	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2008
/s/ WILLIAM J. BEGLEY, JR. William J. Begley, Jr.	Chief Financial Officer, Vice President and Secretary (Principal Financial and Accounting Officer)	March 14, 2008
/s/ A. RICHARD CAPUTO, JR. A. Richard Caputo, Jr.	Director	March 14, 2008
/s/ FREDERIC H. LINDEBERG Frederic H. Lindeberg	Director	March 14, 2008
/s/ PETER J. MANNING Peter J. Manning	Director	March 14, 2008
/s/ DAVID K. MCKOWN David K. McKown	Director	March 14, 2008

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.(1)
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.(1)
4	Form of Stock Certificate for the Common Stock(1)
10.1	Lease Agreement between Thomas Black Corporation and Aman, Inc. for the lease of office space located on the 1st through 6th, 11th and 12th floors of 20 Custom House Street, Boston, Massachusetts, dated June 11, 1987, and as amended on October 11, 1988, September 14, 1989, September 19, 1990, February 23, 1994, December 20, 1996, June 24, 2002, July 26, 2004 and April 5, 2007.(2)
10.2	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001.(1)
10.3	Management Consulting Agreement by and among TJC Management Corporation and Safety Holdings, Inc., dated October 16, 2001.(1)
10.4	Form of First Amendment to the Management Consulting Agreement by and among TJC Management Corporation and Safety Group.(1)
10.5	2001 Restricted Stock Plan(1)(4)
10.6	Executive Incentive Compensation Plan(1)(4)
10.7	2002 Management Omnibus Incentive Plan, as Amended(7)
10.8	Reinsurance Terms Sheet between Safety Insurance Company and Swiss Re America Corporation, effective January 1, 2002.(1)
10.9	Excess Catastrophe Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2002.(1)
10.10	Property Risk Excess of Loss Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2002.(1)
10.11	Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective July 1, 2003.(1)
10.12	Employment Agreement by and between Safety Insurance Group, Inc. and David F. Brussard, dated November 8, 2004.(3)(4)
10.13	Employment Agreement by and between Safety Insurance Group, Inc. and William J. Begley, Jr., dated November 8, 2004.(3)(4)
10.14	Employment Agreement by and between Safety Insurance Group, Inc. and Edward N. Patrick, Jr., dated November 8, 2004.(3)(4)
10.15	Employment Agreement by and between Safety Insurance Group, Inc. and Daniel F. Crimmins, dated November 8, 2004.(3)(4)
10.16	Employment Agreement by and between Safety Insurance Group, Inc. and Daniel D. Loranger, dated November 8, 2004.(3)(4)
10.17	Employment Agreement by and between Safety Insurance Group, Inc. and Robert J. Kerton, dated November 8, 2004.(3)(4)
10.18	Employment Agreement by and between Safety Insurance Group, Inc. and David E. Krupa, dated November 8, 2004.(3)(4)
10.19	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(4)(5)
10.20	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(4)(5)
10.21	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(4)(5)
10.22	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(4)(5)
10.23	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(4)(5)
10.24	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.25	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.26	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.27	Employment Agreement by and between Safety Insurance Group, Inc. and James D. Berry, dated October 1, 2005.(4)(6)
10.28	Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy, dated October 1, 2005.(4)(6)

10.29	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2006.(7)
10.30	Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2006.(7)
10.31	Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006.(7)
10.32	Addendum No. 1 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006.(7)
10.33	Property Catastrophe Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006.(7)
10.34	Umbrella Liability Quota Share Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006.(7)
10.35	Addendum No. 1 to Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective April 1, 2006.(7)
10.36	Annual Performance Incentive Plan(4)(7)
10.37	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., effective January 1, 2007.(8)
10.38	Addendum No.1 to Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., adding Safety Property and Casualty Insurance Company as a named reinsured company, effective January 1, 2007.(8)
10.39	Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., effective January 1, 2007.(8)
10.40	Addendum No. 1 to Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., adding Safety Property and Casualty Insurance Company as a named reinsured company, effective January 1, 2007.(8)
10.41	Property Catastrophe Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Reinsurance America Corporation, effective January 1, 2007.(8)
10.42	Addendum No. 2 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Reinsurance America Corporation, effective January 1, 2007.(8)
10.43	Addendum No. 2 to Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and The Hartford Steam Boiler Inspection and Insurance Company, effective January 1, 2007.(8)
10.44	Addendum No. 1 to Umbrella Liability Quota Share Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, adding Safety Property and Casualty Insurance Company as a named reinsured company, effective September 1, 2007.(9)
10.45	Addendum No. 3 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, adding Safety Property and Casualty Insurance Company as a named reinsured company, effective September 1, 2007.(9)
21	Subsidiaries of Safety Insurance Group, Inc.(9)
23	Consent of PricewaterhouseCoopers LLP.(9)
24	Power of Attorney(1)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(9)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(9)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)

(1)
Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-87056) filed April 26, 2002, and as amended on Form S-8 (Reg. No. 333-110676) filed on November 21, 2003 and as amended on Form S-8 (Reg. No. 333-140423) filed on February 2, 2007.

(2)
Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-87056) filed April 26, 2002, and as amended on Form S-8 (Reg. No. 333-110676) filed on November 21, 2003 and as amended on Form S-8 (Reg. No. 333-140423) filed on February 2, 2007, and as incorporated herein by reference on Form 10-Q for the quarterly period ended June 30, 2007, as filed on August 9, 2007.

(3)
Incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended September 30, 2004 filed on November 9, 2004.

(4)
Denotes management contract or compensation plan or arrangement.

(5)
Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

(6)
Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2005 filed on March 16, 2006.

(7)
Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.

(8)
Incorporated herein by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007.

(9)
Included herein.

QuickLinks

  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
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
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.