Form 10-Q
period 2008-03-31
SAFETY INSURANCE GROUP INC
filed 2008-05-09
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☒

As of May 6, 2008, there were 16,259,712 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2008	2007
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,005,567 and $995,360)	$1,018,477	$1,002,028
Equity securities, at fair value (cost: $8,613 and $6,794)	8,619	6,977
Total investment securities	1,027,096	1,009,005
Cash and cash equivalents	28,050	46,311
Accounts receivable, net of allowance for doubtful accounts	160,279	156,343
Accrued investment income	10,533	10,972
Receivable from reinsurers related to paid loss and loss adjustment expenses	12,444	13,047
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	79,818	84,290
Ceded unearned premiums	30,287	28,818
Deferred policy acquisition costs	51,271	48,652
Deferred income taxes	11,847	13,388
Equity and deposits in pools	28,660	26,235
Other assets	11,163	9,931
Total assets	$1,451,448	$1,446,992

Liabilities
Loss and loss adjustment expense reserves	$467,940	$477,720
Unearned premium reserves	335,513	320,545
Accounts payable and accrued liabilities	28,024	50,023
Taxes payable	5,284	120
Outstanding claims drafts	17,701	17,922
Payable to reinsurers	11,932	10,662
Total liabilities	866,394	876,992

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,373,008 and 16,242,213 shares issued	164	162
Additional paid-in capital	135,210	134,224
Accumulated other comprehensive income, net of taxes	8,396	4,453
Retained earnings	445,313	432,746
Treasury stock, at cost; 122,324 and 48,124 shares	(4,029)	(1,585)
Total shareholders’ equity	585,054	570,000
Total liabilities and shareholders’ equity	$1,451,448	$1,446,992

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share and share data)

	Three Months Ended
	March 31,
	2008	2007

Net earned premiums	$150,748	$153,590
Net investment income	11,528	11,039
Net realized gains on investments	31	71
Finance and other service income	4,498	3,993
Total revenue	166,805	168,693

Losses and loss adjustment expenses	95,870	92,558
Underwriting, operating and related expenses	44,465	40,698
Interest expenses	19	22
Total expenses	140,354	133,278

Income before income taxes	26,451	35,415
Income tax expense	7,406	10,766
Net income	$19,045	$24,649

Earnings per weighted average common share:
Basic	$1.19	$1.54
Diluted	$1.18	$1.53

Cash dividends paid per common share	$0.40	$0.25

Weighted average number of common shares outstanding:
Basic	16,024,794	15,992,229
Diluted	16,082,162	16,064,746

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2006	$161	$129,785	$21	$366,381	$—	$496,348
Net income, January 1 to March 31, 2007				24,649		24,649
Other comprehensive income, net of deferred federal income taxes			1,155			1,155
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	1,301				1,302
Dividends paid				(4,043)		(4,043)
Balance at March 31, 2007	$162	$131,086	$1,176	$386,987	$—	$519,411

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2007	$162	$134,224	$4,453	$432,746	$(1,585)	$570,000
Net income, January 1 to March 31, 2008				19,045		19,045
Other comprehensive income, net of deferred federal income taxes			3,943			3,943
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	2	986				988
Dividends paid				(6,478)		(6,478)
Acquisition of treasury stock					(2,444)	(2,444)
Balance at March 31, 2008	$164	$135,210	$8,396	$445,313	$(4,029)	$585,054

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007

Net income	$19,045	$24,649

Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of tax expense of $2,134 and $646	3,963	1,201
Reclassification adjustment for gains included in net income, net of tax benefit of $(11) and $(25)	(20)	(46)

Unrealized gains on securities available for sale	3,943	1,155

Comprehensive income	$22,988	$25,804

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$19,045	$24,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	2,842	2,201
(Provision) benefit for deferred income taxes	(582)	71
Net realized gains on investments	(31)	(71)
Changes in assets and liabilities:
Accounts receivable	(3,936)	(13,804)
Accrued investment income	439	(143)
Receivable from reinsurers	5,075	(1,423)
Ceded unearned premiums	(1,469)	(718)
Deferred policy acquisition costs	(2,619)	(3,175)
Other assets	(3,289)	(1,331)
Loss and loss adjustment expense reserves	(9,780)	4,092
Unearned premium reserves	14,968	21,042
Accounts payable and accrued liabilities	(21,999)	(22,978)
Payable to reinsurers	1,270	2,448
Other liabilities	4,821	8,131
Net cash provided by operating activities	4,755	18,991

Cash flows from investing activities:
Fixed maturities purchased	(42,064)	(115,481)
Equity securities purchased	(2,379)	(3,241)
Proceeds from sales of fixed maturities	23,897	138,817
Proceeds from maturities of fixed maturities	6,675	5,000
Proceed from sales of equity securities	560	979
Fixed assets purchased	(871)	(1,346)
Net cash (used for) provided by investing activities	(14,182)	24,728

Cash flows from financing activities:
Proceeds and excess tax benefits from exercise of stock options	88	181
Dividends paid to shareholders	(6,478)	(4,043)
Acquisition of treasury stock	(2,444)	—
Net cash used for financing activities	(8,834)	(3,862)

Net (decrease) increase in cash and cash equivalents	(18,261)	39,857
Cash and cash equivalents at beginning of year	46,311	26,283
Cash and cash equivalents at end of period	$28,050	$66,140

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

The financial information as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2008.

The Company is a leading provider of personal lines property and casualty insurance focused exclusively on the Massachusetts market. The Company’s principal product line is private passenger automobile insurance, which accounted for 74.6% of its direct written premiums in 2007. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company and Safety Property and Casualty Company (together referred to as the “Insurance Subsidiaries”).

On June 20, 2007, the Company applied for admission in the State of New Hampshire for a Certificate of Authority to transact insurance business. On October 16, 2007, the State of New Hampshire Insurance Department issued a Certificate of Authority for property and casualty insurance to each of the Company’s insurance company subsidiaries.  To date, the Company has not commenced writing business in New Hampshire.

2.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements.  This standard applies to fair value measurements already required or permitted by existing standards and is effective for financial statements issued for fiscal years beginning after November 15, 2007. See Note 5 for further information regarding the Company’s investments and fair value measurements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has chosen not to elect the fair value option permitted by this statement.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which is effective for fiscal years and interim periods beginning after November 15, 2008.  This statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company does not expect this statement will have a material impact on its consolidated results of operations or financial position.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

3.  Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted EPS are calculated by dividing net income by the weighted average number of basic common shares outstanding and the net effect of potentially dilutive common shares. At March 31, 2008 and 2007, the Company’s potentially dilutive instruments were common shares under options of 330,388, and 366,368, and common shares under restriction of 230,325, and 176,781, respectively.

Basic and diluted EPS were as follows:

	Three Months Ended March 31,
	2008	2007
Earnings per weighted average common share:
Basic	$1.19	$1.54
Diluted	$1.18	$1.53

Weighted average number of common shares outstanding:
Basic	16,024,794	15,992,229
Effect of dilutive securities:
Stock options	57,368	68,226
Restricted stock	—	4,291
Diluted	16,082,162	16,064,746

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 174,925 and 186,225 anti-dilutive stock options for the three months ended March 31, 2008 and 2007, respectively.

Diluted EPS also excludes common shares under restriction with a fair value on the grant date greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 230,325 and 65,760 anti-dilutive shares under restriction for the three months ended March 31, 2008 and 2007, respectively.

4.  Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At March 31, 2008, there were 1,056,595 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

A summary of stock based awards granted under the Incentive Plan during the three months ended March 31, 2008 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS	March 10, 2008	76,816	$35.80	3 years, 30%-30%-40%
RS	March 10, 2008	4,000	$35.80	No vesting period (2)
RS	March 20, 2008	45,779	$34.37	5 years, 20% annually

(1) The fair value per share of the restricted stock grant is equal to the closing price of the Company’s common stock on the grant date.

(2) The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

Accounting and Reporting for Stock-Based Awards

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R (revised 2004), “Share-Based Payment” (“FAS 123R”), which requires the Company to measure and recognize the cost of employee services received in exchange for an award of equity instruments.  Under the provisions of FAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

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

Stock Options

The fair value of stock options used to compute net income and earnings per share for the three month period ended March 31, 2008 and 2007 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2008	2007
Expected dividend yield	1.36% - 2.52%	1.36% - 2.52%
Expected volatility	0.20 - 0.36	0.20 - 0.36
Risk-free interest rate	3.23% - 4.76%	3.23% - 4.76%
Expected holding period	6.5 - 7 years	6.5 - 7 years

Expected dividend yield is the Company’s dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future. Expected volatility is based on historical volatility of the Company’s common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option.  The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option.  The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term.  There were no stock options granted during the three months ended March 31, 2008 and 2007.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes stock option activity under the Incentive Plan for the three months ended March 31, 2008.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	334,588	$28.25
Exercised	(4,200)	$14.04
Outstanding at end of period	330,388	$28.43	6.5 years	$2,995
Exercisable at end of period	208,153	$23.74	6.0 years	$2,617

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $34.13 on March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at March 31, 2008 and 2007. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $84, and $200, respectively.

A summary of the status of non-vested options as of March 31, 2008, is presented below.

		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Non-vested at beginning of year	192,580	$33.62
Vested	(70,345)	$28.75
Non-vested at end of period	122,235	$36.43

As of March 31, 2008, there was $1,337 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 1.7 years.

Cash received from options exercised was $59, and $106 for the three months ended March 31, 2008, and 2007, respectively.

Restricted Stock

Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as expense over the requisite service period.

The following table summarizes restricted stock activity under the Incentive Plan during the three months ended March 31, 2008.

	Shares	Weighted
	Under	Average
	Restriction	Fair Value
Outstanding at beginning of the year	186,751	$41.85
Granted	126,595	$35.28
Vested and unrestricted	(67,021)	$40.79
Outstanding at end of period	246,325	$38.77

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

As of March 31, 2008, there was $8,697 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.0 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2008 and 2007 was $2,733 and $1,996, respectively.  For the three months ended March 31, 2008 and 2007, the Company recorded compensation expense related to restricted stock of $566, and $468 net of income tax benefits of $304, and $252, respectively.

5.  Investments

The gross unrealized appreciation (depreciation) of investments in fixed maturity securities and equity securities, including interests in mutual funds, was as follows:

	March 31, 2008
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$320,422	$9,102	$(372)	$329,152
Obligations of states and political subdivisions	517,943	8,686	(2,410)	524,219
Asset-backed securities (1)	94,269	75	(2,997)	91,347
Corporate and other securities	72,933	1,735	(909)	73,759
Subtotal, fixed maturity securities	1,005,567	19,598	(6,688)	1,018,477
Equity securities	8,613	50	(44)	8,619
Totals	$1,014,180	$19,648	$(6,732)	$1,027,096

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $288,907 at amortized cost and $295,158 at fair value as of March 31, 2008. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2008
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$20,387	$20,506
Due after one year through five years	256,384	264,185
Due after five years through ten years	166,754	169,574
Due after ten years through twenty years	170,582	169,529
Due after twenty years	8,284	8,178
Asset-backed securities	383,176	386,505
Totals	$1,005,567	$1,018,477

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The gross realized gains (losses) on sales of fixed maturities and equity securities were as follows for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Gross realized gains
Fixed maturity securities	$56	$843
Equity securities	—	93
Gross realized losses
Fixed maturity securities	(25)	(865)
Net realized gains on investments	$31	$71

Proceeds from fixed maturities maturing were $6,675, and $5,000 for the three months ended March 31, 2008 and 2007, respectively.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$36,934	$73	$22,971	$299	$59,905	$372
Obligations of states and political subdivisions	95,612	2,020	36,956	390	132,568	2,410
Asset-backed securities	25,182	1,422	48,023	1,575	73,205	2,997
Corporate and other securities	7,803	228	14,708	681	22,511	909
Subtotal, fixed maturity securities	165,531	3,743	122,658	2,945	288,189	6,688
Equity securities	1,438	44	—	—	1,438	44
Total temporarily impaired securities	$166,969	$3,787	$122,658	$2,945	$289,627	$6,732

The Company’s investment portfolio included 135 securities in an unrealized loss position at March 31, 2008. The Company’s methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow for recovery of its costs.

As of March 31, 2008, the Company’s fixed income securities portfolio was comprised entirely of investment grade corporate fixed maturity securities, U.S. Government and Agency securities, and asset-backed securities (i.e., all securities received a rating assigned by Moody’s Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody’s which received Standard &Poor’s ratings of A- or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).  The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated Aaa/AAA.  Management continues to expect the recent subprime mortgage market deterioration to have little or no effect on the Company’s portfolio.  The unrealized losses recorded on the fixed maturity investment portfolio at March 31, 2008, resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as the Company has the intent and ability to retain such investments for a period of time sufficient to allow for recovery in fair value.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

During the three months ended March 31, 2008, and 2007, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2008	2007
Interest and dividends on fixed maturities	$11,523	$10,871
Dividends on equity securities	51	26
Interest on cash and cash equivalents	289	468
Total investment income	11,863	11,365
Investment expenses	335	326
Net investment income	$11,528	$11,039

Fair Value Measurements

On January 1, 2008, the Company adopted FAS 157.  FAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under FAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in FAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets and liabilities;

Level 2 – Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in    inactive markets and quoted prices in active markets for similar, but not identical instruments; and

Level 3 – Valuations based on unobservable inputs.

The Company uses observable inputs for the vast majority of its investment portfolio. Fair value measurements for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs, such as benchmark interest rates, market comparables, broker quotes and other relevant inputs.  In circumstances where quoted prices or observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the FAS 157 fair value hierarchy.

The following table presents the Company’s fair value measurements for investments by level.

	March 31, 2008
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity securities	$1,018,477	$—	$1,014,808	$3,669
Equity securities	8,619	8,619	—	—
Total investment securities	$1,027,096	$8,619	$1,014,808	$3,669

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value measurements for the three months ended March 31, 2008.

	Fixed
	Maturity	Equity
	Securities	Securities	Total
Balance at January 1, 2008	$3,758	$—	$3,758
Net gains and losses included in earnings	—	—	—
Net losses included in other comprehensive income	(89)	—	(89)
Purchases and sales	—	—	—
Transfers in (out) of Level 3	—	—	—
Balance at March 31, 2008	$3,669	$—	$3,669
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at March 31, 2008	$—	$—	$—

On January 1 and March 31, 2008, one fixed maturity security was manually priced solely using broker quotes. This was deemed to render the fair value measurements as based upon unobservable inputs and accordingly, it was classified within Level 3.  Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 inputs during the three months ended March 31, 2008.

6.   Loss and Loss Adjustment Expense (“LAE”) Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Reserves for losses and LAE at beginning of year	$477,720	$449,444
Less reinsurance recoverable on unpaid losses and LAE	(84,290)	(78,464)
Net reserves for losses and LAE at beginning of year	393,430	370,980
Incurred losses and LAE, related to:
Current year	105,082	101,924
Prior years	(9,212)	(9,366)
Total incurred losses and LAE	95,870	92,558
Paid losses and LAE related to:
Current year	38,643	36,112
Prior years	62,535	53,696
Total paid losses and LAE	101,178	89,808
Net reserves for losses and LAE at end of period	388,122	373,730
Plus reinsurance recoverables on unpaid losses and LAE	79,818	79,806
Reserves for losses and LAE at end of period	$467,940	$453,536

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $9,212, and $9,366 for the three months ended March 31, 2008, and 2007, respectively. The decreases in prior year reserves during the three months ended March 31, 2008 resulted from re-estimations of prior years ultimate loss and LAE liabilities and is primarily composed of reductions of $7,334 in our retained automobile reserves and $1,384 in reserves assumed from Commonwealth Automobile Reinsurers (“CAR”).  The 2007 decrease is primarily composed of reductions of $4,934 in our retained automobile reserves and $4,127 in reserves assumed from CAR.

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

8.  Debt

The Company has a $30,000 revolving credit facility with Citizens Bank of Massachusetts which expires on June 17, 2008. Loans under the credit facility bear interest at the Company’s option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.5% above the federal funds rate plus 1.5% per annum.  Interest only is payable prior to maturity. The obligations of the Company under the credit facility are secured by pledges of the Company’s assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of the Company. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of March 31, 2008, the Company was in compliance with all such covenants.

The Company had no amounts outstanding on its credit facility at March 31, 2008 and at December 31, 2007. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at March 31, 2008 and 2007.

The Company expects that the credit facility will be renewed prior to expiration.

9. Income Taxes

Federal income tax expense for the three months ended March 31, 2008 and 2007 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

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

During the three months ended March 31, 2008, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its FIN 48 liability.

As of March 31, 2008 and December 31, 2007, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2004.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

10. Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion. The timing of such repurchases and actual number of shares repurchased depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

During the three months ended March 31, 2008, the Company purchased 74,200 of its common shares on the open market under the program at a cost of $2,444. During the twelve months ended December 31, 2007, the Company purchased 48,124 of its common shares on the open market under the program at a cost of $1,585.

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

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 74.6% of our direct written premiums in 2007), we offer a portfolio of other insurance products, including commercial automobile (13.3% of 2007 direct written premiums), homeowners (9.3% of 2007 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 2.8% of 2007 direct written premiums). Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C, (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 814 independent insurance agents in 916 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.4% and 11.1% share respectively of the Massachusetts automobile market in 2007, according to the Commonwealth Automobile Reinsurers (“CAR”) Cession Volume Analysis Report of February 15, 2008, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

On June 20, 2007, we applied for admission in the State of New Hampshire for a Certificate of Authority to transact insurance business. On October 16, 2007, the State of New Hampshire Insurance Department issued a Certificate of Authority for property and casualty insurance to each of our Insurance Subsidiaries. We anticipate that we will begin writing business in New Hampshire late in 2008.

Massachusetts Automobile Insurance Market

We have been subject to extensive regulation in the private passenger automobile insurance industry in Massachusetts, which represented 74.6% of our direct written premiums in 2007. Owners of registered automobiles in Massachusetts are required to maintain minimum automobile insurance coverage. Prior to April 1, 2008, the Commissioner of Insurance (the “Commissioner”) had fixed and established the maximum rates that could be charged for private passenger automobile insurance.  Prior to April 1, 2008, as a servicing carrier of CAR, we were required to issue a policy to all qualified applicants. CAR operates at an underwriting deficit. This deficit is allocated among every Massachusetts automobile insurance company, including us, based on a complex formula that takes into consideration a company’s voluntary market share, the rate at which it cedes business to CAR, and the company’s utilization of a credit system CAR has designed to encourage carriers to reduce their use of CAR. In addition, based on our market share, we have been assigned certain licensed producers by CAR that have been unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs.

On July 16, 2007, the Commissioner issued two decisions that significantly changed how private passenger automobile insurance is regulated in Massachusetts. In the first decision, the Commissioner announced that she would not fix and establish the maximum premium rates that can be charged for private passenger automobile insurance policies issued or renewed after April 1, 2008. In a letter accompanying the decision, the Commissioner stated that in place of the “fixed and established” system, she would institute a system that introduces competitive pricing to the Massachusetts private passenger automobile insurance market, which the Commissioner has described as “managed competition” (“Managed Competition”). On October 5, 2007, the Commissioner issued a Competitive Rating Regulation; 211 CMR 79.00: Private Passenger Motor Vehicle Insurance Rates that describes the technical details of Managed Competition (the “Regulation”). The Regulation governs the rate filing that an insurer can file.  Safety filed its rate filing on November 19, 2007 and amended it on November 27, 2007.

In addition, the Regulation prohibits the following rating and underwriting factors:

•                  Rating Factors: Insurers are prohibited from using credit information, sex, marital status, race, creed, national origin, religion, occupation, income, education, home ownership and age (except to produce the reduction in rates for insureds age 65 and over).

•                  Underwriting Factors: Insurers are prohibited from refusing to issue or renew a private passenger auto insurance policy based on credit information, sex, marital status, race, creed, national origin, religion, age, occupation, income, principal place of garaging, education and home ownership.

We are not able at this time to determine what effect the Regulation will have on our business.

The Commissioner has also issued a number of “Regulatory Review Standards Applicable to Private Passenger Motor Vehicle Insurance” (the “Rating Bulletins”). Rating Bulletins 2007-07 and 2007-08 limit rates to not more than 110% of what the 2007 premium rate level would have been for each risk. Rating Bulletin 2007-10 sets standards for filing policy forms and application for insurance. Rating Bulletin 2007-11 offers guidance on required and optional discounts, and Rating Bulletin 2007-12 limits the ability of companies to offer different rate levels within companies of the same insurance group.

In the second decision, the Commissioner approved and set a time table for the implementation of new CAR rules pursuant to which the current reinsurance program run by CAR will be replaced with an assigned risk plan, the Massachusetts Automobile Insurance Plan (“MAIP”). Under these new rules, we will no longer be assigned ERPs whose business we must insure (subject to the option of ceding it to CAR) and instead, we will be assigned individual policies by CAR. The MAIP will begin with business effective on or after April 1, 2008 for new business and those risks that have 10 or more Safe Driver Points. The last policy effective date on which any risk can be ceded to CAR in accordance with the current reinsurance program is March 31, 2009. We are not able at this time to determine what effect these new CAR rules will have on our business.

The Commissioner’s decision to implement an assigned risk plan brought to a close a lengthy period of regulatory and judicial consideration of the Massachusetts private passenger residual market.

CAR runs a reinsurance pool for commercial automobile policies and beginning January 1, 2006, CAR implemented a Limited Servicing Carrier Program (“LSC”) for ceded commercial automobile policies. CAR approved Safety Insurance and five other servicing carriers through a Request for Proposal to process ceded commercial automobile business, which is spread equitably among the six servicing carriers. Each Massachusetts commercial automobile insurer must bear a portion of the losses of the commercial reinsurance pool that is serviced by the six servicing carriers in the LSC program. Subject to Commissioner review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR’s rate level. This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company’s commercial automobile voluntary market share.

CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the “Taxi/Limo Program”). On April 25, 2007, Safety submitted through a Request for Proposal a bid to process a portion of the Taxi/Limo Program. CAR approved Safety as one of the two servicing carriers for this program beginning January 1, 2008. Based on CAR data, Safety would process approximately half of the $18,000 in ceded Taxi/Limo business.

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

Coinciding with the 2007 rate decision, the Commissioner also approved a 13.0% commission rate which agents receive for selling private passenger automobile insurance, as a percentage of premiums, compared to a commission rate of 11.8% in 2006.

Under Managed Competition, we decreased our rates an average 6.3% effective April 1, 2008. We decreased our rates an additional average 0.2% effective May 1, 2008. Our rates include a 13.0% commission rate for agents.

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

For the three month ended March 31, 2008, our average private passenger premium per exposure decreased by 8.3% from the three months ended March 31, 2007 primarily as a result of the state mandated average rate decrease of 11.7% on April 1, 2007. The table below shows average Massachusetts-mandated private passenger automobile premium rate changes and changes in our average premium per automobile exposure.

Massachusetts Private Passenger Rate Decisions

Year	State Mandated Average Rate Change (1)	Safety Change in Average Premium per Automobile Exposure (2)
2007	(11.7)%	(5.5)%
2006	(8.7)%	(6.8)%
2005	(1.7)%	0.1%
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%

(1)  Source: Commissioner rate decisions for 1998 - 2007. The 11.7% average rate decrease in 2007 was in effect for the period April 1, 2007 through March 31, 2008.

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

Our statutory insurance ratios are outlined in the following table:

	Three Months Ended March 31,
	2008	2007
Statutory ratios:
Loss ratio	63.6%	60.3%
Expense ratio	28.4	24.9
Combined ratio	92.0%	85.2%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

Our GAAP insurance ratios are outlined in the following table:

	Three Months Ended March 31,
	2008	2007
GAAP ratios:
Loss ratio	63.6%	60.3%
Expense ratio	29.5	26.5
Combined ratio	93.1%	86.8%

Stock-Based Compensation

Long-term incentive compensation is provided under the our 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At March 31, 2008, there were 1,056,595 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the three months ended March 31, 2008 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS	March 10, 2008	76,816	$35.80	3 years, 30%-30%-40%
RS	March 10, 2008	4,000	$35.80	No vesting period (2)
RS	March 20, 2008	45,779	$34.37	5 years, 20% annually

(1)   The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.

(2)   The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR

Plan”). In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to adjust our reinsurance programs as a result of the changes to the models. As of January 2008, our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $280,000. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance protects us in the event of a “208-year storm” (that is, a storm of a severity expected to occur once in a 208-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior). All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better except for Folksamerica, Montpelier, New Castle and  PARIS RE which are rated “A-” (Excellent). We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan’s exposure to catastrophe losses has increased and as a result the FAIR Plan has decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2007, the FAIR Plan purchased $979,500 of catastrophe reinsurance for property losses in excess of $180,000. At March 31, 2008, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

Management determines our loss and LAE reserves estimate based upon the analysis of our actuaries. A reasonable estimate is derived by selecting a point estimate within a range of indications as calculated by our actuaries using generally accepted actuarial techniques. The key assumption in most actuarial analysis is that past patterns of frequency and severity will repeat in the future, unless a significant change in the factors described above takes place. Our key factors and resulting assumptions are the ultimate frequency and severity of claims, based upon the most recent ten years of claims reported to the Company, and the data CAR reports to us to calculate our share of the residual market, as of the date of the applicable balance sheet. For each accident year and each coverage within a line of business our actuaries calculate the ultimate losses incurred. Our total reserves are the difference between the ultimate losses incurred and the cumulative loss and loss adjustment payments made to date. Our IBNR reserves are calculated as the difference between our total reserves and the outstanding case reserves at the end of the accounting period. To determine ultimate losses, our actuaries calculate a range of indications and select a point estimation using such actuarial techniques as:

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $348,080 to $393,934 as of March 31, 2008. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. The Company’s selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $388,122 as of March 31, 2008.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2008.

Line of Business	Low	Recorded	High
Private passenger automobile	$242,365	$271,796	$273,232
Commercial automobile	56,166	60,556	62,806
Homeowners	33,403	36,358	36,761
All other	16,146	19,412	21,135
Total	$348,080	$388,122	$393,934

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31, 2008.

Line of Business	Case	IBNR	Total
Private passenger automobile	$202,777	$20,648	$223,425
CAR assumed private passenger auto	27,143	21,228	48,371
Commercial automobile	33,285	8,080	41,365
CAR assumed commercial automobile	9,908	9,283	19,191
Homeowners	16,464	6,028	22,492
FAIR Plan assumed homeowners	5,834	8,032	13,866
All other	8,593	10,819	19,412
Total net reserves for losses and LAE	$304,004	$84,118	$388,122

For our private passenger automobile, commercial automobile and homeowners lines of business as of March 31, 2008, due to the relatively long time we have been writing these lines of insurance and our stable long-term trends in frequency and severity, the range of reserves is relatively narrow.

For our all other lines of business as of  March 31, 2008 due to the relatively short time we have been writing these lines of business, the sparse amount of data and the resulting immature history available for our analysis, the range of reserves is relatively wide.  In all business lines, we have recorded reserves closer to the high in the ranges of our projections.

Our IBNR reserves for CAR assumed private passenger and assumed commercial automobile business are 43.9% and 48.4%, respectively, of our total reserves for CAR assumed private passenger and assumed commercial automobile business as of March 31, 2008 due to the reporting delays in the information we receive from CAR, as described further in the section entitled CAR Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e., direct less ceded) reserves and assumed reserves as of March 31, 2008.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$223,425
CAR assumed private passenger automobile		$48,371
Net private passenger automobile			$271,796
Commercial automobile	41,365
CAR assumed commercial automobile		19,191
Net commercial automobile			60,556
Homeowners	22,492
FAIR Plan assumed homeowners		13,866
Net homeowners			36,358
All other	19,412	—	19,412
Total net reserves for losses and LAE	$306,694	$81,428	$388,122

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

We receive a Settlement of Balances report from CAR that reports our share of CAR premium, losses and LAE, on a lagged basis, seventy-five days after the end of every quarter. CAR-published financial data is always at least one quarter behind the financial data we report. For example, when we reported our financial results for the year ended December 31, 2007, we had nine months of reported 2007 CAR financial data, and we had to estimate and record as IBNR reserves what CAR would report to us for the last three months of the year.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the three months ended March 31, 2008, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $1,507. Each 1 percentage-point change in the loss and loss expense ratio would have a $980 effect on net income, or $0.06 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31, 2008. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,469)	$(2,234)	$—
Estimated increase in net income	2,905	1,452	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,234)	—	2,234
Estimated increase (decrease) in net income	1,452	—	(1,452)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,234	4,469
Estimated decrease in net income	—	(1,452)	(2,905)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(827)	(414)	—
Estimated increase in net income	538	269	—
No Change in Severity
Estimated (decrease) increase in reserves	(414)	—	414
Estimated increase (decrease) in net income	269	—	(269)
+1 Percent Change in Severity
Estimated increase in reserves	—	414	827
Estimated decrease in net income	—	(269)	(538)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(450)	(225)	—
Estimated increase in net income	293	146	—
No Change in Severity
Estimated (decrease) increase in reserves	(225)	—	225
Estimated increase (decrease) in net income	146	—	(146)
+1 Percent Change in Severity
Estimated increase in reserves	—	225	450
Estimated decrease in net income	—	(146)	(293)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(388)	(194)	—
Estimated increase in net income	252	126	—
No Change in Severity
Estimated (decrease) increase in reserves	(194)	—	194
Estimated increase (decrease) in net income	126	—	(126)
+1 Percent Change in Severity
Estimated increase in reserves	—	194	388
Estimated decrease in net income	—	(126)	(252)

Our estimated share of CAR loss and LAE reserves is based on assumptions about our Participation Ratio, the size of CAR, and the resulting deficit (similar assumptions apply with respect to the FAIR Plan).  Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our CAR reserves. Each of our assumptions could have a reasonably possible range of plus or minus 5 percentage-points for each estimation. The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2008. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(484)	$484
Estimated increase (decrease) in net income	315	(315)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(192)	192
Estimated increase (decrease) in net income	125	(125)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(139)	139
Estimated increase (decrease) in net income	90	(90)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. The Company’s prior year reserves decreased by $9,212, and $9,366 for the three months ended March 31, 2008 and 2007, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2008 and 2007. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

Accident	Three Months Ended March 31,
Year	2008	2007
1998 & prior	$(59)	$(2)
1999	(85)	—
2000	(238)	(8)
2001	(521)	(18)
2002	(1,275)	44
2003	(701)	(67)
2004	(1,951)	(1,555)
2005	(2,291)	(2,749)
2006	(1,589)	(5,011)
2007	(502)	—
All prior years	$(9,212)	$(9,366)

The decreases in prior years reserves during the three months ended March 31, 2008 and 2007 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2008 decrease is primarily composed of reductions of $7,334 in our retained automobile reserves and $1,384 in CAR assumed reserves. The decrease in prior year reserves during the 2007 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is composed primarily of a reduction of $4,934 in the Company’s retained automobile reserves and a reduction of $4,127 in CAR assumed reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the three months ended March 31, 2008.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1998 & prior	$(58)	$(1)	$—	$—	$(59)
1999	(85)	—	—	—	(85)
2000	(231)	(2)	(5)	—	(238)
2001	(507)	(2)	(12)	—	(521)
2002	(1,266)	(5)	(4)	—	(1,275)
2003	(610)	—	20	(111)	(701)
2004	(1,935)	(26)	10	—	(1,951)
2005	(2,024)	(8)	(259)	—	(2,291)
2006	(1,530)	(2)	(57)	—	(1,589)
2007	(427)	1	(76)	—	(502)
All prior years	$(8,673)	$(45)	$(383)	$(111)	$(9,212)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the three months ended March 31, 2008; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1998 & prior	$(58)	$(1)	$—	$—	$(59)
1999	(85)	—	—	—	(85)
2000	(231)	(2)	—	—	(233)
2001	(507)	(2)	—	—	(509)
2002	(1,266)	(5)	—	—	(1,271)
2003	(610)	—	—	(111)	(721)
2004	(1,686)	(26)	—	—	(1,712)
2005	(1,658)	(8)	(250)	—	(1,916)
2006	(1,188)	(2)	—	—	(1,190)
2007	—	1	—	—	1
All prior years	$(7,289)	$(45)	$(250)	$(111)	$(7,695)

The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the three months ended March 31, 2008.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1998 & prior	$—	$—	$—	$—	$—
1999	—	—	—	—	—
2000	—	—	(5)	—	(5)
2001	—	—	(12)	—	(12)
2002	—	—	(4)	—	(4)
2003	—	—	20	—	20
2004	(249)	—	10	—	(239)
2005	(366)	—	(9)	—	(375)
2006	(342)	—	(57)	—	(399)
2007	(427)	—	(76)	—	(503)
All prior years	$(1,384)	$—	$(133)	$—	$(1,517)

Our private passenger automobile line of business prior year reserves decreased by $8,673 for the three months ended March 31, 2008. The decrease was primarily due to improved retained private passenger results of $1,658, $1,686, and $1,266 for the 2005, 2004, and 2002 accident years, respectively and improved assumed CAR results for the private passenger automobile pool of $1,384 for accident years 2004 through 2007. The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee meetings. The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $45 for the three months ended March 31, 2008 due primarily to fewer IBNR claims than previously estimated.

Our homeowners line of business prior year reserves decreased by $383 for the three months ended March 31, 2008. Our retained homeowners and FAIR Plan homeowners reserves decreased by $250 and $133, respectively.

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

For further information, see “Results of Operations: Net Realized Investment Losses.”

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table shows certain of our selected financial results.

	Three Months Ended
	March 31,
	2008	2007
Direct written premiums	$168,344	$181,506
Net written premiums	$164,247	$173,914
Net earned premiums	$150,748	$153,590
Investment income	11,528	11,039
Net realized gains on investments	31	71
Finance and other service income	4,498	3,993
Total revenue	166,805	168,693
Loss and loss adjustment expenses	95,870	92,558
Underwriting, operating and related expenses	44,465	40,698
Interest expenses	19	22
Total expenses	140,354	133,278
Income before income taxes	26,451	35,415
Income tax expense	7,406	10,766
Net income	$19,045	$24,649
Earnings per weighted average common share:
Basic	$1.19	$1.54
Diluted	$1.18	$1.53
Cash dividends paid per common share	$0.40	$0.25
Weighted average number of common shares outstanding:
Basic	16,024,794	15,992,229
Diluted	16,082,162	16,064,746

Direct Written Premiums.  Direct written premiums for the three months ended March 31, 2008, decreased by $13,162, or 7.3% to $168,344 from $181,506 for 2007. The 2008 decrease occurred primarily in our personal automobile line, largely as a result of a state mandated private passenger rate decrease of 11.7% effective April 1, 2007. Our personal automobile line experienced an 8.3% decrease in average written premium per exposure and a 0.7% decrease in written exposures.  Our commercial automobile line’s average written premium per exposure decreased by 1.3% with a 9.0% decrease in written exposures. Partially offsetting these decreases was an increase in our average written premium per exposure in our homeowners line of 1.2% with a 14.8% increase in written exposures.

Net Written Premiums.  Net written premiums for the three months ended March 31, 2008, decreased by $9,667 or 5.6% to $164,247 from $173,914 for 2007. This decrease was primarily due to the factors that decreased direct written premiums and was partially offset with increases in premiums assumed from CAR, and by decreases in premiums ceded to CAR.

Net Earned Premiums.  Net earned premiums for the three months ended March 31, 2008, decreased by $2,842, or 1.9%, to $150,748 from $153,590 for 2007. This decrease was due to the factors that decreased direct and net written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2008	2007
Written Premiums
Direct	$168,344	$181,506
Assumed	14,590	13,527
Ceded	(18,687)	(21,119)
Net written premiums	$164,247	$173,914

Earned Premiums
Direct	$151,716	$157,598
Assumed	16,250	16,394
Ceded	(17,218)	(20,402)
Net earned premiums	$150,748	$153,590

Net Investment Income.  Net investment income for the three months ended March 31, 2008, was $11,528 compared to $11,039 for the comparable 2007 period, an increase of 4.4%. Average cash and investment securities (at cost) increased by $72,105, or 7.4%, to $1,045,347 for the three months ended March 31, 2008, from $973,242 for the three months ending March 31, 2007.  The net effective annualized yield on the investment portfolio was 4.4% during the three months ended March 31, 2008, compared to 4.5% during the three months ended March 31, 2007. Our duration remained at 4.2 years at March 31, 2008, consistent with 4.2 years at December 31, 2007.

Net Realized Gains on Investments.  Net realized gains on investments were $31 for the three months ended March 31, 2008 compared to net realized gains of $71 for the comparable 2007 period.

The gross unrealized appreciation (depreciation) of investments in fixed maturity securities and equity securities, including interests in mutual funds, was as follows:

	March 31, 2008
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$320,422	$9,102	$(372)	$329,152
Obligations of states and political subdivisions	517,943	8,686	(2,410)	524,219
Asset-backed securities (1)	94,269	75	(2,997)	91,347
Corporate and other securities	72,933	1,735	(909)	73,759
Subtotal, fixed maturity securities	1,005,567	19,598	(6,688)	1,018,477
Equity securities	8,613	50	(44)	8,619
Totals	$1,014,180	$19,648	$(6,732)	$1,027,096

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $288,907 at amortized cost and $295,158 at fair value as of March 31, 2008. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

As of March 31, 2008, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s of Baa or higher, except the few securities not rated by Moody’s which received Standard & Poor’s ratings of A- or higher, as well as a rating assigned by the SVO 1 or 2).

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	March 31, 2008
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$329,152	32.3%
Aaa/Aa	559,852	55.0
A	75,018	7.4
Baa	43,068	4.2
Not rated (Standard & Poor’s rating of A- or higher)	11,387	1.1
Total	$1,018,477	100.0%

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

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2008.

	As of March 31, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$36,934	$73	$22,971	$299	$59,905	$372
Obligations of states and political subdivisions	95,612	2,020	36,956	390	132,568	2,410
Asset-backed securities	25,182	1,422	48,023	1,575	73,205	2,997
Corporate and other securities	7,803	228	14,708	681	22,511	909
Subtotal, fixed maturity securities	165,531	3,743	122,658	2,945	288,189	6,688
Equity securities	1,438	44	—	—	1,438	44
Total temporarily impaired securities	$166,969	$3,787	$122,658	$2,945	$289,627	$6,732

The unrealized losses recorded on the fixed maturity investment portfolio at March 31, 2008, resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in fair value.

Of the $6,732 gross unrealized losses as of March 31, 2008, $2,782 relates to fixed maturity obligations of U.S. government agencies and obligations of states and political subdivisions. The remaining $3,950 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

We continue to hold no subprime mortgage debt securities.  All of our holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated Aaa/AAA.  We continue to expect the recent subprime mortgage market deterioration to have little or no effect on the Company’s portfolio.

During the three months ended March 31, 2008 and 2007, there was no significant deterioration in the credit quality of any of our holdings and no other-than-temporary impairment charges were recorded related to our portfolio of investment securities.

On January 1, 2008, we adopted Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“FAS157”). FAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under FAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). The statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in FAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets and liabilities;

Level 2 – Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in    inactive markets and quoted prices in active markets for similar, but not identical instruments; and

Level 3 – Valuations based on unobservable inputs.

We use observable inputs for the vast majority of our investment portfolio. Fair value measurements for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs, such as benchmark interest rates, market comparables, broker quotes and other relevant inputs.  In circumstances where quoted prices or observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the FAS 157 fair value hierarchy.

As of March 31, 2008, approximately 99.6% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.  The following table summarizes our total fair value measurements and the fair value measurements based on Level 3 inputs for investments at March 31, 2008.

	March 31, 2008
			Level 3 Inputs
	Total	Level 3	as a % of
	Fair Value	Inputs	Fair Value
Fixed maturity securities	$1,018,477	$3,669	0.4%
Equity securities	8,619	—	—
Total investment securities	$1,027,096	$3,669	0.4%

The following table summarizes the changes in our Level 3 fair value measurements for the three months ended March 31, 2008.

	Fixed
	Maturity	Equity
	Securities	Securities	Total
Balance at January 1, 2008	$3,758	$—	$3,758
Net gains and losses included in earnings	—	—	—
Net losses included in other comprehensive income	(89)	—	(89)
Purchases and sales	—	—	—
Transfers in (out) of Level 3	—	—	—
Balance at March 31, 2008	$3,669	$—	$3,669
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at March 31, 2008	$—	$—	$—

On January 1 and March 31, 2008, one fixed maturity security was manually priced solely using broker quotes. This was deemed to render the fair value measurements as based upon unobservable inputs and accordingly, it was classified within Level 3.  Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 inputs during the three months ended March 31, 2008.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended March 31, 2008, was $4,498 compared to $3,993 for the comparable 2007 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended March 31, 2008, increased by $3,312 or 3.6%, to $95,870 from $92,558 for the comparable 2007 period. Our GAAP loss ratio for the three months ended March 31, 2008, increased to 63.6% compared to 60.3% for the comparable 2007 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31, 2008, increased to 55.4% from 51.8% for the comparable 2007 period.  The loss ratio increased primarily as a result of a decrease in earned premiums per exposure.  Total prior year favorable development included in the pre-tax results for the three months ended March 31, 2008 was $9,212 compared to prior year favorable development of $9,366 for the comparable 2007 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the three months ended March 31, 2008 increased by $3,767, or 9.3%, to $44,465 from $40,698 for the comparable 2007 period. Our GAAP expense ratios for the three months ended March 31, 2008, increased to 29.5% compared to 26.5% for the comparable 2007 period. The expense ratio increased primarily as a result of the decrease in net earned premiums as discussed above.

Interest Expenses.  Interest expense for the three months ended March 31, 2008 was $19 compared to $22 for the comparable 2007 period. The credit facility commitment fee included in interest expense was $18 for both the first quarter of 2008 and 2007.

Income Tax Expense.  Our effective tax rates were 28.0% and 30.4% for the three months ended March 31, 2008 and 2007, respectively.   These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

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

Net cash provided by operating activities was $4,755 and $18,991 during the three months ended March 31, 2008 and 2007, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $14,182, during the three months ended March 31, 2008, primarily from purchases of fixed maturities in excess of sales and maturities of fixed maturities. Net cash provided from investing activities was $24,728, during the three months ended March 31, 2007, primarily from the sales and maturities of fixed maturity securities in excess of purchases.

Net cash used for financing activities was $8,834 and $3,862 during the three months ended March 31, 2008 and 2007, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders during the three months ended March 31, 2008 and 2007 and the acquisition of treasury stock during the three months ended March 31, 2008.

Credit Facility

Safety has a $30,000 revolving credit facility with Citizens Bank of Massachusetts which expires on June 17, 2008. Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.5% above the federal funds rate plus 1.5% per annum.  Interest only is payable prior to maturity. The obligations of Safety under the credit facility are secured by pledges of Safety’s assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of March 31, 2008, we were in compliance with all such covenants.

We had no amounts outstanding on our credit facility at March 31, 2008, and 2007. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at March 31, 2008 and 2007.

We expect that the credit facility will be renewed prior to expiration.

Regulatory Matters

Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2007, the statutory surplus of Safety Insurance was $514,957, and its net income for 2007 was $83,375. As a result, a maximum of $83,375 is available in 2008 for such dividends without prior approval of the Commissioner. During the three months ended March 31, 2008, Safety Insurance did not record any dividends to Safety.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 15, 2008, our Board approved and declared a quarterly cash dividend on our common stock of $0.40 per share, or $6,478, which was paid on March 14, 2008, to shareholders of record on March 3, 2008.  On May 6, 2008, our Board approved and declared a quarterly cash dividend of $0.40 per share on our issued and outstanding common stock, payable on June 13, 2008 to shareholders of record at the close of business on June 2, 2008.  We plan to continue to declare and pay quarterly cash dividends in 2008, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of Safety’s outstanding common shares.  Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.   During the three months ended March 31, 2008, we purchased 74,200 of our common shares on the open market under the program at a cost of $2,444. During the twelve months ended December 31, 2007, we purchased 48,124 of our common shares on the open market under the program at a cost of $1,585.

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC, such as those set forth under the caption “Risk Factors” in our Form 10-K for the year ended December 31, 2007, filed with the SEC on March 14, 2008.

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

We manage our exposure to risks associated with interest rate fluctuations through active review of our investment portfolio by our management and Board and consultation with third-party financial advisors. As a general matter, we do not attempt to match the durations of our assets with the durations of our liabilities, and the majority of our liabilities are “short tail”. Our goal is to maximize the total after-tax return on all of our investments. An important strategy that we employ to achieve this goal is to try to hold enough in cash and short-term investments in order to avoid liquidating longer-term investments to pay claims.

Based upon the results of interest rate sensitivity analysis, the following table shows the interest rate risk of our investments in fixed maturities, including preferred stocks with characteristics of fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities).

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of March 31, 2008
Estimated fair value	$1,065,698	$1,018,477	$967,790
Estimated increase (decrease) in fair value	$47,221	$—	$(50,687)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At March 31, 2008, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2008, assuming that all of such debt is outstanding for the entire year.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30 million of Safety’s outstanding common shares. The program does not require Safety to repurchase any specific number of shares and may be modified , suspended or terminated at any time without prior notice. Below is the activity for the quarter ended March 31, 2008.

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares that
	Number of	Price	Purchased as	May Yet Be
	Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan
March 1-31	74,200	$32.94	74,200	$25,971,296

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
Date: May 9, 2008

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