Form 10-Q
period 2008-06-30
SAFETY INSURANCE GROUP INC
filed 2008-08-08
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐       Accelerated filer  ☒       Non-accelerated filer  ☐       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of August 4, 2008, there were 16,287,003 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2008	2007
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $984,596 and $995,360)	$979,271	$1,002,028
Equity securities, at fair value (cost: $8,728 and $6,794)	8,603	6,977
Total investment securities	987,874	1,009,005
Cash and cash equivalents	64,115	46,311
Accounts receivable, net of allowance for doubtful accounts	163,843	156,343
Accrued investment income	10,404	10,972
Receivable from reinsurers related to paid loss and loss adjustment expenses	24,283	13,047
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	78,396	84,290
Ceded unearned premiums	27,447	28,818
Deferred policy acquisition costs	52,185	48,652
Deferred income taxes	19,029	13,388
Equity and deposits in pools	24,245	26,235
Other assets	12,458	9,931
Total assets	$1,464,279	$1,446,992

Liabilities
Loss and loss adjustment expense reserves	$468,992	$477,720
Unearned premium reserves	333,944	320,545
Accounts payable and accrued liabilities	34,926	50,023
Taxes payable	1,385	120
Outstanding claims drafts	17,144	17,922
Payable to reinsurers	18,810	10,662
Total liabilities	875,201	876,992

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,399,106 and 16,242,213 shares issued	164	162
Additional paid-in capital	136,748	134,224
Accumulated other comprehensive (loss) income, net of taxes	(3,543)	4,453
Retained earnings	459,738	432,746
Treasury stock, at cost; 122,324 and 48,124 shares	(4,029)	(1,585)
Total shareholders’ equity	589,078	570,000
Total liabilities and shareholders’ equity	$1,464,279	$1,446,992

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net earned premiums	$147,002	$153,925	$297,750	$307,515
Net investment income	11,207	10,780	22,735	21,819
Net realized gains (losses) on investments	2,072	(162)	2,103	(91)
Finance and other service income	4,515	3,995	9,013	7,988
Total revenue	164,796	168,538	331,601	337,231

Losses and loss adjustment expenses	91,078	92,769	186,948	185,327
Underwriting, operating and related expenses	44,474	43,021	88,939	83,719
Interest expenses	18	19	37	41
Total expenses	135,570	135,809	275,924	269,087

Income before income taxes	29,226	32,729	55,677	68,144
Income tax expense	8,295	9,813	15,701	20,580
Net income	$20,931	$22,916	$39,976	$47,564

Earnings per weighted average common share:
Basic	$1.31	$1.43	$2.49	$2.97
Diluted	$1.30	$1.42	$2.48	$2.95

Cash dividends paid per common share	$0.40	$0.25	$0.80	$0.50

Weighted average number of common shares outstanding:
Basic	16,033,785	16,052,236	16,029,290	16,022,487
Diluted	16,103,949	16,127,154	16,090,388	16,096,412

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income/(Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2006	$161	$129,785	$21	$366,381	$—	$496,348
Net income, January 1 to June 30, 2007				47,564		47,564
Other comprehensive loss, net of deferred federal income taxes			(8,172)			(8,172)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	2,512				2,513
Dividends paid				(8,100)		(8,100)
Balance at June 30, 2007	$162	$132,297	$(8,151)	$405,845	$—	$530,153

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income/(Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2007	$162	$134,224	$4,453	$432,746	$(1,585)	$570,000
Net income, January 1 to June 30, 2008				39,976		39,976
Other comprehensive loss, net of deferred federal income taxes			(7,996)			(7,996)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	2	2,524				2,526
Dividends paid				(12,984)		(12,984)
Acquisition of treasury stock					(2,444)	(2,444)
Balance at June 30, 2008	$164	$136,748	$(3,543)	$459,738	$(4,029)	$589,078

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$20,931	$22,916	$39,976	$47,564

Other comprehensive income, net of tax:
Unrealized holding losses during the period, net of tax benefit of $(5,703), $(5,079), $(3,569) and $(4,433)	(10,592)	(9,432)	(6,629)	(8,231)
Reclassification adjustment for (gains) losses included in net income, net of tax (benefit) expense of $(725), $57, $(736) and $32	(1,347)	105	(1,367)	59

Unrealized losses on securities available for sale	(11,939)	(9,327)	(7,996)	(8,172)

Comprehensive income	$8,992	$13,589	$31,980	$39,392

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$39,976	$47,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	5,729	4,673
(Benefit) provision for deferred income taxes	(1,336)	136
Net realized (gains) losses on investments	(2,103)	91
Changes in assets and liabilities:
Accounts receivable	(7,500)	(17,285)
Accrued investment income	568	11
Receivable from reinsurers	(5,342)	(1,687)
Ceded unearned premiums	1,371	(93)
Deferred policy acquisition costs	(3,533)	(4,963)
Other assets	1,578	(12,272)
Loss and loss adjustment expense reserves	(8,728)	8,790
Unearned premium reserves	13,399	23,105
Accounts payable and accrued liabilities	(15,097)	(18,497)
Payable to reinsurers	8,148	12,002
Other liabilities	366	2,023
Net cash provided by operating activities	27,496	43,598

Cash flows from investing activities:
Fixed maturities purchased	(93,251)	(125,306)
Equity securities purchased	(3,494)	(3,329)
Proceeds from sales of fixed maturities	85,756	152,385
Proceeds from maturities of fixed maturities	17,675	11,000
Proceed from sales of equity securities	1,560	979
Fixed assets purchased	(3,143)	(5,488)
Net cash provided by investing activities	5,103	30,241

Cash flows from financing activities:
Proceeds and excess tax benefits from exercise of stock options	633	429
Dividends paid to shareholders	(12,984)	(8,100)
Acquisition of treasury stock	(2,444)	—
Net cash used for financing activities	(14,795)	(7,671)

Net increase in cash and cash equivalents	17,804	66,168
Cash and cash equivalents at beginning of year	46,311	26,283
Cash and cash equivalents at end of period	$64,115	$92,451

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

The financial information as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2008.

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

3.  Earnings per Weighted Average Common Share

 Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted EPS are calculated by dividing net income by the weighted average number of basic common shares outstanding and the net effect of potentially dilutive common shares. At June 30, 2008 and 2007, the Company’s potentially dilutive instruments were common shares under options of 304,290, and 356,268, respectively, and common shares under restriction of 230,325, and 176,781, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Earnings per weighted average common share:
Basic	$1.31	$1.43	$2.49	$2.97
Diluted	$1.30	$1.42	$2.48	$2.95

Weighted average number of common shares outstanding:
Basic	16,033,785	16,052,236	16,029,290	16,022,487
Effect of dilutive securities:
Stock options	52,593	62,909	54,954	65,644
Restricted stock	17,571	12,009	6,144	8,281
Diluted	16,103,949	16,127,154	16,090,388	16,096,412

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 174,925 anti-dilutive stock options for both the three and six months ended June 30, 2008.  There were 185,825 anti-dilutive stock options for both the three and six months ended June 30, 2007.

Diluted EPS also excludes common shares under restriction with a fair value on the grant date greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 46,035 and 65,760 anti-dilutive shares under restriction for the three months ended June 30, 2008 and 2007, respectively. There were 107,730 and 65,760 anti-dilutive shares under restriction for the six months ended June 30, 2008 and 2007, respectively.

4.  Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At June 30, 2008, there were 1,056,595 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the six months ended June 30, 2008 is as follows:

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

Stock Options

The fair value of stock options used to compute net income and earnings per share for the three and six month periods ended June 30, 2008 and 2007 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Three and Six Months Ended June 30,
	2008	2007
Expected dividend yield	1.36% - 2.52%	1.36% - 2.52%
Expected volatility	0.20 - 0.36	0.20 - 0.36
Risk-free interest rate	3.23% - 4.76%	3.23% - 4.76%
Expected holding period	6.5 - 7 years	6.5 - 7 years

Expected dividend yield is the Company’s dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future. Expected volatility is based on historical volatility of the Company’s common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option.  The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option.  The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term.  There were no stock options granted during the three and six month periods ended June 30, 2008 and 2007.

The following table summarizes stock option activity under the Incentive Plan for the six months ended June 30, 2008.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	334,588	$28.25
Exercised	(30,298)	$13.73
Outstanding at end of period	304,290	$29.70	6.4 years	$2,681
Exercisable at end of period	182,055	$25.18	5.9 years	$2,255

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $35.65 on June 30, 2008, which would have been received by the option holders had all option holders

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

exercised their options as of that date. The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at June 30, 2008 and 2007. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $664, and $448, respectively.

A summary of the status of non-vested options as of June 30, 2008, is presented below.

		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Non-vested at beginning of year	192,580	$33.62
Vested	(70,345)	$28.75
Non-vested at end of period	122,235	$36.43

As of June 30, 2008, there was $1,194 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 1.6 years.

Cash received from options exercised was $416, and $286 for the six months ended June 30, 2008, and 2007, respectively.

Restricted Stock

Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as expense over the requisite service period.

The following table summarizes restricted stock activity under the Incentive Plan during the six months ended June 30, 2008.

	Shares	Weighted
	Under	Average
	Restriction	Fair Value
Outstanding at beginning of the year	186,751	$41.85
Granted	126,595	$35.28
Vested and unrestricted	(67,021)	$40.79
Outstanding at end of period	246,325	$38.77

As of June 30, 2008, there was $7,847 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.  The total fair value of the shares that were vested and unrestricted during the six months ended June 30, 2008 and 2007 was $2,733 and $1,996, respectively.  For the six months ended June 30, 2008 and 2007, the Company recorded compensation expense related to restricted stock of $1,118 and $914 net of income tax benefits of $602 and $492, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

5.  Investments

The gross unrealized appreciation (depreciation) of investments in fixed maturity securities and equity securities was as follows:

	As of June 30, 2008
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies (1)	$308,075	$1,293	$(2,384)	$306,984
Obligations of states and political subdivisions	519,252	4,230	(3,414)	520,068
Asset-backed securities (1)	86,394	7	(3,886)	82,515
Corporate and other securities	70,875	485	(1,656)	69,704
Subtotal, fixed maturity securities	984,596	6,015	(11,340)	979,271
Equity securities (2)	8,728	17	(142)	8,603
Totals	$993,324	$6,032	$(11,482)	$987,874

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $305,577 at amortized cost and $304,358 at fair value as of June 30, 2008. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

(2)  Equity securities consist solely of interests in mutual funds held to fund the Company’s executive deferred compensation plan.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2008
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$14,435	$14,492
Due after one year through five years	241,456	243,704
Due after five years through ten years	156,852	156,587
Due after ten years through twenty years	165,662	163,643
Due after twenty years	14,220	13,972
Asset-backed securities	391,971	386,873
Totals	$984,596	$979,271

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The gross realized gains (losses) on sales of fixed maturities and equity securities were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Gross realized gains
Fixed maturity securities	$2,072	$9	$2,128	$852
Equity securities	—	—	—	93
Gross realized losses
Fixed maturity securities	—	(171)	(25)	(1,036)
Net realized gains (losses) on investments	$2,072	$(162)	$2,103	$(91)

Proceeds from fixed maturities maturing were $11,000 and $6,000 for the three months ended June 30, 2008 and 2007, respectively. Proceeds from fixed maturities maturing were $17,675 and $11,000 for the six months ended June 30, 2008 and 2007, respectively.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$164,779	$1,838	$21,735	$546	$186,514	$2,384
Obligations of states and political subdivisions	184,908	2,268	49,184	1,146	234,092	3,414
Asset-backed securities	34,938	2,157	43,918	1,729	78,856	3,886
Corporate and other securities	17,461	243	18,607	1,413	36,068	1,656
Subtotal, fixed maturity securities	402,086	6,506	133,444	4,834	535,530	11,340
Equity securities	3,622	142	—	—	3,622	142
Total temporarily impaired securities	$405,708	$6,648	$133,444	$4,834	$539,152	$11,482

The Company’s investment portfolio included 201 securities in an unrealized loss position at June 30, 2008. The Company’s methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow for recovery of its costs.

As of  June 30, 2008, the Company’s fixed income securities portfolio was comprised entirely of investment grade corporate fixed maturity securities, U.S. Government and Agency securities, states and political subdivision securities, and asset-backed securities (i.e., all securities received a rating assigned by Moody’s Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody’s which received Standard &Poor’s ratings of A- or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2).  The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated Aaa/AAA.  Management continues to expect the recent subprime mortgage market deterioration to have little or no effect on the Company’s portfolio.  The unrealized losses recorded on the fixed maturity investment portfolio at June 30, 2008 resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as the Company has the intent and ability to retain such investments for a period of time sufficient to allow for recovery in fair value.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

During the three and six months ended June 30, 2008, and 2007, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest and dividends on fixed maturities	$11,178	$10,240	$22,701	$21,111
Dividends on equity securities	71	79	122	105
Interest on cash and cash equivalents	291	785	580	1,253
Total investment income	11,540	11,104	23,403	22,469
Investment expenses	333	324	668	650
Net investment income	$11,207	$10,780	$22,735	$21,819

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

The following table presents the Company’s fair value measurements for investments by level.

	As of June 30, 2008
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity securities	$979,271	$—	$975,600	$3,671
Equity securities	8,603	8,603	—	—
Total investment securities	$987,874	$8,603	$975,600	$3,671

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value measurements for the three months ended June 30, 2008.

	Fixed
	Maturity	Equity
	Securities	Securities	Total
Balance at April 1, 2008	$3,669	$—	$3,669
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	2	—	2
Purchases and sales	—	—	—
Transfers in (out) of Level 3	—	—	—
Balance at June 30, 2008	$3,671	$—	$3,671
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at June 30, 2008	$—	$—	$—

The following table summarizes the changes in the Company’s Level 3 fair value measurements for the six months ended June 30, 2008.

	Fixed
	Maturity	Equity
	Securities	Securities	Total
Balance at January 1, 2008	$3,758	$—	$3,758
Net gains and losses included in earnings	—	—	—
Net losses included in other comprehensive income	(87)	—	(87)
Purchases and sales	—	—	—
Transfers in (out) of Level 3	—	—	—
Balance at June 30, 2008	$3,671	$—	$3,671
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at June 30, 2008	$—	$—	$—

On January 1 and June 30, 2008, one fixed maturity security was manually priced solely using broker quotes. This was deemed to render the fair value measurements as based upon unobservable inputs and accordingly, it was classified within Level 3.  Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 inputs during the three and six months ended June 30, 2008.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

6.   Loss and Loss Adjustment Expense (“LAE”) Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated:

	Six Months Ended June 30,
	2008	2007
Reserves for losses and LAE at beginning of year	$477,720	$449,444
Less reinsurance recoverable on unpaid losses and LAE	(84,290)	(78,464)
Net reserves for losses and LAE at beginning of year	393,430	370,980
Incurred losses and LAE, related to:
Current year	201,641	200,048
Prior years	(14,693)	(14,721)
Total incurred losses and LAE	186,948	185,327
Paid losses and LAE related to:
Current year	94,503	93,315
Prior years	95,279	84,215
Total paid losses and LAE	189,782	177,530
Net reserves for losses and LAE at end of period	390,596	378,777
Plus reinsurance recoverables on unpaid losses and LAE	78,396	79,457
Reserves for losses and LAE at end of period	$468,992	$458,234

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $14,693, and $14,721 for the six months ended June 30, 2008 and 2007, respectively. The decreases in prior year reserves during the six months ended June 30, 2008 resulted from re-estimations of prior years ultimate loss and LAE liabilities and is primarily composed of reductions of $9,588 in our retained automobile reserves and $4,294 in reserves assumed from Commonwealth Automobile Reinsurers (“CAR”).  The decrease in prior year reserves during the 2007 period is primarily composed of reductions of $7,813 in CAR assumed reserves and $6,028 in our retained automobile reserves.

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

8.   Debt

The Company has a $30,000 revolving credit facility with Citizens Bank of Massachusetts.  Loans under the credit facility bear interest at the Company’s option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.5% above the federal funds rate plus 1.5% per annum.  Interest only is payable prior to maturity. The obligations of the Company under the credit facility are secured by pledges of the Company’s assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of the Company.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of June 30, 2008, the Company was in compliance with all such covenants.

The Company had no amounts outstanding on its credit facility at June 30, 2008 and at December 31, 2007. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at June 30, 2008 and 2007.

The credit facility was scheduled to expire on June 17, 2008.  However, the expiration date was extended to August 17, 2008.  The Company expects that the credit facility will be renewed prior to expiration.

9.   Income Taxes

Federal income tax expense for the three and six months ended June 30, 2008 and 2007 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”) on January 1, 2007.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of its tax positions have a more likely than not chance of being sustained upon audit based upon the technical merits of the tax position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FIN 48, the Company recognized no adjustment to its consolidated balance sheet or statement of operations.  The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the IRS.  Therefore, the Company has not recorded a liability under FIN 48.

During the three and six months ended June 30, 2008, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its FIN 48 liability.

As of June 30, 2008 and December 31, 2007, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2004.

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

During the six months ended June 30, 2008, the Company purchased 74,200 of its common shares on the open market under the program at a cost of $2,444. During the twelve months ended December 31, 2007, the Company purchased 48,124 of its common shares on the open market under the program at a cost of $1,585.

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

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 74.6% of our direct written premiums in 2007), we offer a portfolio of other insurance products, including commercial automobile (13.3% of 2007 direct written premiums), homeowners (9.3% of 2007 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 2.8% of 2007 direct written premiums). Operating exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C, (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 814 independent insurance agents in 916 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.4% and 11.1% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2007, according to the Commonwealth Automobile Reinsurers (“CAR”) Cession Volume Analysis Report of February 15, 2008, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

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

We are not able at this time to determine what effect the Regulation will have on our business over the long term.

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

Our direct written premiums increased by 20.0% between 2002 and 2007, from $516,556 to $619,848. However, our direct written premiums decreased by 1.5% between 2006 and 2007 as a result of the state-mandated private passenger automobile rate decrease effective April 1, 2007.   We anticipate a further reduction in private passenger automobile direct written premiums for 2008 as a result of Managed Competition rate decreases effective April 1, 2008.

For the six months ended June 30, 2008, our average private passenger automobile premium per exposure decreased by 7.5% from the six months ended June 30, 2007.  The table below shows average Massachusetts private passenger automobile premium rate changes and changes in our average premium per automobile exposure.

Massachusetts Private Passenger Automobile Rates

		Safety Change in
	Average Rate	Average Premium per
Year	Change (1)	Automobile Exposure (2)
2008	(6.5)%	(7.5)%
2007	(11.7)%	(5.5)%
2006	(8.7)%	(6.8)%
2005	(1.7)%	0.1%
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%

(1)  Source: Commissioner rate decisions for 1998 – 2007, and Safety Insurance for 2008. The 11.7% average rate decrease in 2007 was in effect for the period April 1, 2007 through March 31, 2008. The 6.5% average rate decrease in 2008 is effective for the period April 1, 2008 through March 31, 2009.

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

Our statutory insurance ratios are outlined in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Statutory Ratios:
Loss Ratio	62.0%	60.3%	62.8%	60.3%
Expense Ratio	30.4%	28.3%	29.3%	26.5%
Combined Ratio	92.4%	88.6%	92.1%	86.8%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

Our GAAP insurance ratios are outlined in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
GAAP Ratios:
Loss Ratio	62.0%	60.3%	62.8%	60.3%
Expense Ratio	30.3%	27.9%	29.9%	27.2%
Combined Ratio	92.3%	88.2%	92.7%	87.5%

Stock-Based Compensation

Long-term incentive compensation is provided under the our 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At June 30, 2008, there were 1,056,595 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the six months ended June 30, 2008 is as follows:

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”). In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to adjust our reinsurance programs as a result of the changes to the models. As of July 1 2008, our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $330,000. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance protects us in the event of a “245-year storm” (that is, a storm of a severity expected to occur once in a 245-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior). All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better except for Folksamerica, Montpelier, New Castle and  PARIS RE which are rated “A-” (Excellent). We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan’s exposure to catastrophe losses has increased and as a result the FAIR Plan has decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2008, the FAIR Plan purchased $1,100,000 of catastrophe reinsurance for property losses in excess of $180,000. At June 30, 2008, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $348,160 to $394,318 as of June 30, 2008. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. The Company’s selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $390,596 as of June 30, 2008.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2008.

Line of Business	Low	Recorded	High
Private passenger automobile	$243,074	$272,993	$273,884
Commercial automobile	54,725	61,182	62,308
Homeowners	33,264	36,038	36,780
All other	17,097	20,383	21,346
Total	$348,160	$390,596	$394,318

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of June 30, 2008.

Line of Business	Case	IBNR	Total
Private passenger automobile	$203,691	$23,476	$227,167
CAR assumed private passenger auto	24,703	21,123	45,826
Commercial automobile	31,534	10,403	41,937
CAR assumed commercial automobile	8,658	10,587	19,245
Homeowners	15,001	6,021	21,022
FAIR Plan assumed homeowners	6,002	9,014	15,016
All other	9,007	11,376	20,383
Total net reserves for losses and LAE	$298,596	$92,000	$390,596

For our private passenger automobile, commercial automobile and homeowners lines of business as of June 30, 2008, due to the relatively long time we have been writing these lines of insurance and our stable long-term trends in frequency and severity, the range of reserves is relatively narrow.

For our all other lines of business as of  June 30, 2008 due to the relatively short time we have been writing these lines of business, the sparse amount of data and the resulting immature history available for our analysis, the range of reserves is relatively wide. In all business lines, we have recorded reserves closer to the high in the ranges of our projections.

Our IBNR reserves for CAR assumed private passenger and assumed commercial automobile business are 46.1% and 55.0%, respectively, of our total reserves for CAR assumed private passenger and assumed commercial automobile business as of June 30, 2008 due to the reporting lags in the information we receive from CAR, as described further in the section entitled CAR Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e., direct less ceded) reserves and assumed reserves as of June 30, 2008.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$227,167
CAR assumed private passenger automobile		$45,826
Net private passenger automobile			$272,993
Commercial automobile	41,937
CAR assumed commercial automobile		19,245
Net commercial automobile			61,182
Homeowners	21,022
FAIR Plan assumed homeowners		15,016
Net homeowners			36,038
All other	20,383	—	20,383
Total net reserves for losses and LAE	$310,509	$80,087	$390,596

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the six months ended June 30, 2008, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $2,978. Each 1 percentage-point change in the loss and loss expense ratio would have a $1,935 effect on net income, or $0.12 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the six months ended June 30, 2008. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,543)	$(2,272)	$—
Estimated increase in net income	2,953	1,477	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,272)	—	2,272
Estimated increase (decrease) in net income	1,477	—	(1,477)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,272	4,543
Estimated decrease in net income	—	(1,477)	(2,953)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(839)	(419)	—
Estimated increase in net income	545	272	—
No Change in Severity
Estimated (decrease) increase in reserves	(419)	—	419
Estimated increase (decrease) in net income	272	—	(272)
+1 Percent Change in Severity
Estimated increase in reserves	—	419	839
Estimated decrease in net income	—	(272)	(545)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(420)	(210)	—
Estimated increase in net income	273	137	—
No Change in Severity
Estimated (decrease) increase in reserves	(210)	—	210
Estimated increase (decrease) in net income	137	—	(137)
+1 Percent Change in Severity
Estimated increase in reserves	—	210	420
Estimated decrease in net income	—	(137)	(273)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(408)	(204)	—
Estimated increase in net income	265	133	—
No Change in Severity
Estimated (decrease) increase in reserves	(204)	—	204
Estimated increase (decrease) in net income	133	—	(133)
+1 Percent Change in Severity
Estimated increase in reserves	—	204	408
Estimated decrease in net income	—	(133)	(265)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2008. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(458)	$458
Estimated increase (decrease) in net income	298	(298)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(192)	192
Estimated increase (decrease) in net income	125	(125)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(150)	150
Estimated increase (decrease) in net income	98	(98)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. The Company’s prior year reserves decreased by $14,693, and $14,721 for the six months ended June 30, 2008 and 2007, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2008 and 2007. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

Accident	Six Months Ended June 30,
Year	2008	2007
1998 & prior	$(60)	$(12)
1999	(86)	(84)
2000	(310)	(406)
2001	(647)	(69)
2002	(1,334)	110
2003	(1,399)	5
2004	(2,775)	(1,882)
2005	(3,510)	(4,416)
2006	(2,442)	(7,967)
2007	(2,130)	—
All prior years	$(14,693)	$(14,721)

The decreases in prior years reserves during the six months ended June 30, 2008 and 2007 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2008 decrease is primarily composed of reductions of $9,588 in our retained automobile reserves and $4,294 in CAR assumed reserves. The decrease in prior year reserves during the 2007 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is composed primarily of reductions of $7,813 in reserves assumed from CAR and $6,028 in our retained automobile reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the six months ended June 30, 2008.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1998 & prior	$(60)	$—	$—	$—	$(60)
1999	(86)	—	—	—	(86)
2000	(231)	(8)	(71)	—	(310)
2001	(511)	(7)	(129)	—	(647)
2002	(1,307)	(23)	(4)	—	(1,334)
2003	(1,137)	(21)	(130)	(111)	(1,399)
2004	(2,699)	(86)	10	—	(2,775)
2005	(3,106)	(145)	(259)	—	(3,510)
2006	(2,281)	(102)	(59)	—	(2,442)
2007	(2,009)	(63)	(58)	—	(2,130)
All prior years	$(13,427)	$(455)	$(700)	$(111)	$(14,693)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the six months ended June 30, 2008; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1998 & prior	$(60)	$—	$—	$—	$(60)
1999	(86)	—	—	—	(86)
2000	(231)	(8)	(66)	—	(305)
2001	(511)	(2)	(117)	—	(630)
2002	(1,307)	(18)	—	—	(1,325)
2003	(1,062)	(2)	(150)	(111)	(1,325)
2004	(2,132)	(31)	—	—	(2,163)
2005	(2,375)	(36)	(250)	—	(2,661)
2006	(1,280)	(1)	—	—	(1,281)
2007	(450)	4	—	—	(446)
All prior years	$(9,494)	$(94)	$(583)	$(111)	$(10,282)

The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the six months ended June 30, 2008.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1998 & prior	$—	$—	$—	$—	$—
1999	—	—	—	—	—
2000	—	—	(5)	—	(5)
2001	—	(5)	(12)	—	(17)
2002	—	(5)	(4)	—	(9)
2003	(75)	(19)	20	—	(74)
2004	(567)	(55)	10	—	(612)
2005	(731)	(109)	(9)	—	(849)
2006	(1,001)	(101)	(59)	—	(1,161)
2007	(1,559)	(67)	(58)	—	(1,684)
All prior years	$(3,933)	$(361)	$(117)	$—	$(4,411)

Our private passenger automobile line of business prior year reserves decreased by $13,427 for the six months ended June 30, 2008. The decrease was primarily due to improved retained private passenger results of $8,156 for the accident years 2002 through 2006, and improved assumed CAR results for the private passenger automobile pool of $3,858 for accident years 2004 through 2007. The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee meetings. The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $455 for the six months ended June 30, 2008 due primarily to fewer IBNR claims than previously estimated.

Our homeowners line of business prior year reserves decreased by $700 for the six months ended June 30, 2008. Our retained homeowners and FAIR Plan homeowners reserves decreased by $583 and $117, respectively.

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

For further information, see “Results of Operations: Net Realized Investment Losses.”

Results of Operations

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

The following table shows certain of our selected financial results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Direct written premiums	$151,774	$158,536	$320,118	$340,042
Net written premiums	$148,272	$156,613	$312,519	$330,527
Net earned premiums	$147,002	$153,925	$297,750	$307,515
Investment income	11,207	10,780	22,735	21,819
Net realized gains (losses) on investments	2,072	(162)	2,103	(91)
Finance and other service income	4,515	3,995	9,013	7,988
Total revenue	164,796	168,538	331,601	337,231
Loss and loss adjustment expenses	91,078	92,769	186,948	185,327
Underwriting, operating and related expenses	44,474	43,021	88,939	83,719
Interest expenses	18	19	37	41
Total expenses	135,570	135,809	275,924	269,087
Income before income taxes	29,226	32,729	55,677	68,144
Income tax expense	8,295	9,813	15,701	20,580
Net income	$20,931	$22,916	$39,976	$47,564
Earnings per weighted average common share:
Basic	$1.31	$1.43	$2.49	$2.97
Diluted	$1.30	$1.42	$2.48	$2.95
Cash dividends paid per common share	$0.40	$0.25	$0.80	$0.50
Weighted average number of common shares outstanding:
Basic	16,033,785	16,052,236	16,029,290	16,022,487
Diluted	16,103,949	16,127,154	16,090,388	16,096,412

 Direct Written Premiums.  Direct written premiums for the quarter ended June 30, 2008, decreased by $6,762, or 4.3% to $151,774 from $158,536 for the comparable 2007 period. Direct written premiums for the six months ended June 30, 2008 decreased by $19,924 or 5.9%, to $320,118 from $340,042 for the comparable 2007 period. The 2008 decrease occurred primarily in our personal automobile line, largely as a result of a Massachusetts-mandated private passenger rate decrease of 11.7% effective April 1, 2007, and a further rate decrease of 6.5% effective in 2008 which we filed under Managed Competition.  Our personal automobile line experienced a 7.5% decrease in average written premium per exposure and a 0.8% decrease in written exposures.  Our commercial automobile line’s average written premium per exposure decreased by 2.1% with a 7.7% decrease in written exposures. Our average written premium per exposure in our homeowners line decreased by 1.1% with an 18.0% increase in written exposures.

Net Written Premiums.  Net written premiums for the quarter ended June 30, 2008, decreased by $8,341 or 5.3% to $148,272 from $156,613 for the comparable 2007 period. Net written premiums for the six months ended June 30, 2008 decreased by $18,008, or 5.4% to $312,519 from $330,527 for the comparable 2007 period. This decrease was primarily due to the factors that decreased direct written premiums combined with a reduction in assumed premiums and was partially offset by decreases in premiums ceded to CAR.

Net Earned Premiums.  Net earned premiums for the quarter ended June 30, 2008, decreased by $6,923, or 4.5%, to $147,002 from $153,925 for the comparable 2007 period. Net earned premiums for the six months ended June 30, 2008 decreased by

$9,765 or 3.2% to $297,750 from $307,515 for the comparable 2007 period. This decrease was due to the factors that decreased direct and net written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Written Premiums
Direct	$151,774	$158,536	$320,118	$340,042
Assumed	10,402	16,964	24,992	30,491
Ceded	(13,904)	(18,887)	(32,591)	(40,006)
Net written premiums	$148,272	$156,613	$312,519	$330,527

Earned Premiums
Direct	$151,001	$158,264	$302,717	$315,862
Assumed	12,745	15,173	28,995	31,567
Ceded	(16,744)	(19,512)	(33,962)	(39,914)
Net earned premiums	$147,002	$153,925	$297,750	$307,515

Net Investment Income.  Net investment income for the quarter ended June 30, 2008, was $11,207 compared to $10,780 for the comparable 2007 period, an increase of 4.0%. Net investment income for the six months ended June 30, 2008 was $22,735 compared to $21,819 for the comparable 2007 period. Average cash and investment securities (at cost) increased by $68,948, or 7.0%, to $1,049,378 for the six months ended June 30, 2008, from $980,430 for the comparable 2007 period.  Net effective annualized yield on the investment portfolio was 4.3% during the six months ended June 30, 2008, compared to 4.5% during the six months ended June 30, 2007. Our duration remained at 4.2 years at June 30, 2008, consistent with 4.2 years at December 31, 2007.

Net Realized Gains on Investments.  Net realized gains on investments were $2,072 for the quarter ended June 30, 2008 compared to net realized losses of $162 for the comparable 2007 period. Net realized gains on investments was $2,103 for the six months ended June 30, 2008 compared to net realized losses of $91 for the comparable 2007 period.

The gross unrealized appreciation (depreciation) of investments in fixed maturity securities and equity securities was as follows:

	June 30, 2008
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies (1)	$308,075	$1,293	$(2,384)	$306,984
Obligations of states and political subdivisions	519,252	4,230	(3,414)	520,068
Asset-backed securities (1)	86,394	7	(3,886)	82,515
Corporate and other securities	70,875	485	(1,656)	69,704
Subtotal, fixed maturity securities	984,596	6,015	(11,340)	979,271
Equity securities (2)	8,728	17	(142)	8,603
Totals	$993,324	$6,032	$(11,482)	$987,874

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $305,577 at amortized cost and $304,358 at fair value as of June 30, 2008. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

(2)  Equity securities consist solely of interests in mutual funds held to fund the Company’s executive deferred compensation plan.

As of June 30, 2008, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities, states and political subdivisions securities, and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s of Baa or higher, except the few securities not rated by Moody’s which received Standard & Poor’s ratings of A- or higher, as well as a rating assigned by the SVO 1 or 2).

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	June 30, 2008
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$306,984	31.3%
Aaa/Aa	497,584	50.8
A	122,563	12.5
Baa	31,385	3.2
Not rated (Standard & Poor’s rating of A- or higher)	20,755	2.2
Total	$979,271	100.0%

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

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2008.

	As of June 30, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$164,779	$1,838	$21,735	$546	$186,514	$2,384
Obligations of states and political subdivisions	184,908	2,268	49,184	1,146	234,092	3,414
Asset-backed securities	34,938	2,157	43,918	1,729	78,856	3,886
Corporate and other securities	17,461	243	18,607	1,413	36,068	1,656
Subtotal, fixed maturity securities	402,086	6,506	133,444	4,834	535,530	11,340
Equity securities	3,622	142	—	—	3,622	142
Total temporarily impaired securities	$405,708	$6,648	$133,444	$4,834	$539,152	$11,482

The unrealized losses recorded on the fixed maturity investment portfolio at June 30, 2008, resulted from fluctuations in market interest rates as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, these decreases in values are viewed as being temporary as we have the intent and ability to retain such investments for a period of time sufficient to allow for recovery in fair value.

Of the $11,482 gross unrealized losses as of June 30, 2008, $5,798 relates to fixed maturity obligations of U.S. Government Agencies and obligations of states and political subdivisions. The remaining $5,684 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

We continue to hold no subprime mortgage debt securities.  All of our holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated Aaa/AAA.  We continue to expect the recent subprime mortgage market deterioration to have little or no effect on our portfolio of investment securities.

During the six months ended June 30, 2008 and 2007, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

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

As of June 30, 2008, approximately 99.6% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.  The following table summarizes our total fair value measurements and the fair value measurements based on Level 3 inputs for investments at June 30, 2008.

	As of June 30, 2008
			Level 3 Inputs
	Total	Level 3	as a % of
	Fair Value	Inputs	Fair Value
Fixed maturity securities	$979,271	$3,671	0.4%
Equity securities	8,603	—	—
Total investment securities	$987,874	$3,671	0.4%

The following table summarizes the changes in our Level 3 fair value measurements for the three months ended June 30, 2008.

	Fixed
	Maturity	Equity
	Securities	Securities	Total
Balance at April 1, 2008	$3,669	$—	$3,669
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	2	—	2
Purchases and sales	—	—	—
Transfers in (out) of Level 3	—	—	—
Balance at June 30, 2008	$3,671	$—	$3,671
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at June 30, 2008	$—	$—	$—

The following table summarizes the changes in our Level 3 fair value measurements for the six months ended June 30, 2008.

	Fixed
	Maturity	Equity
	Securities	Securities	Total
Balance at January 1, 2008	$3,758	$—	$3,758
Net gains and losses included in earnings	—	—	—
Net losses included in other comprehensive income	(87)	—	(87)
Purchases and sales	—	—	—
Transfers in (out) of Level 3	—	—	—
Balance at June 30, 2008	$3,671	$—	$3,671
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at June 30, 2008	$—	$—	$—

On January 1 and June 30, 2008, one fixed maturity security was manually priced solely using broker quotes. This was deemed to render the fair value measurements as based upon unobservable inputs and accordingly, it was classified within Level 3.  Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 inputs during the three and six months ended June 30, 2008.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income increased by $520, or 13.0% to $4,515 for the quarter ended June 30, 2008 from $3,995 for the comparable 2007 period. Finance and other service income increased by $1,025, or 12.8%, to $9,013 for the six months ended June 30, 2008, from $7,988 for the comparable 2007 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred during the quarter ended June 30, 2008, decreased by $1,691 or 1.8%, to $91,078 from $92,769 for the comparable 2007 period. Losses and loss adjustment expenses incurred during the six months ended June 30, 2008 increased by $1,621 or 0.9% to $186,948 from $185,327 for the comparable 2007 period. Our GAAP loss ratio for the quarter ended June 30, 2008, increased to 62.0% compared to 60.3% for the comparable 2007 period. Our GAAP loss ratio for the six months ended June 30, 2008 increased to 62.8% from 60.3% for the comparable 2007 period. Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended June 30, 2008 increased to 52.9% from 51.9% for the comparable 2007 period.  Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2008 increased to 54.2% from 51.9% for the comparable 2007 period. The loss ratio increased primarily as a result of a decrease in earned premiums per exposure.  Total prior year favorable development included in the pre-tax results for the quarter and six months ended June 30, 2008 was $5,481 and $14,693 compared to prior year favorable development of $5,355 and $14,721 for the comparable 2007 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the quarter ended June 30, 2008 increased by $1,453, or 3.4%, to $44,474 from $43,021 for the comparable 2007 period. Underwriting, operating and related expense for the six months ended June 30, 2008 increased by $5,220 or 6.2% to $88,939 from $83,719 for the comparable 2007 period. Our GAAP expense ratios for the second quarter of 2008 increased to 30.3% compared to 27.9% for the comparable 2007 period. Our GAAP expense ratios for the six months ended June 30, 2008 increased to 29.9% from 27.2% for the comparable 2007 period. The expense ratio increased primarily as a result of the decrease in net earned premiums as discussed above.

Interest Expenses.  Interest expense for the quarter ended June 30, 2008 was $18 compared to $19 for the comparable 2007 period. Interest expense for the six months ended June 30, 2008 was $37 compared to $41 for the comparable 2007 period. The credit facility commitment fee included in interest expense was $18 and $37 for the three and six months ended June 30, 2008 and  2007, respectively.

Income Tax Expense.  Our effective tax rate was 28.4% and 30.0% for the quarters ended June 30, 2008 and 2007, respectively. Our effective tax rate was 28.2% and 30.2% for the six months ended June 30, 2008 and 2007, respectively.   These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

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

Net cash provided by operating activities was $27,496 and $43,598 during the six months ended June 30, 2008 and 2007, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash provided by investing activities was $5,103 and $30,241 during the six months ended June 30, 2008 and 2007, respectively,  primarily from sales and maturities of fixed maturities in excess of purchases of fixed maturities.

Net cash used for financing activities increased to $14,795 during the six months ended June 30, 2008 from $7,671, during the comparable 2007 period. Net cash used for financing activities is primarily comprised of dividend payments to shareholders during 2008 and 2007 and the acquisition of treasury stock in 2008.

Credit Facility

Safety has a $30,000 revolving credit facility with Citizens Bank of Massachusetts.  Loans under the credit facility bear interest at our option at either (i) the LIBOR rate plus 1.5% per annum or (ii) the higher of Citizens Bank of Massachusetts’ prime rate or 0.5% above the federal funds rate plus 1.5% per annum.  Interest only is payable prior to maturity. The obligations of Safety under the credit facility are secured by pledges of Safety’s assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of June 30, 2008, we were in compliance with all such covenants.

We had no amounts outstanding on our credit facility at June 30, 2008 and 2007. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at June 30, 2008 and 2007.

The credit facility was scheduled to expire on June 17, 2008.  However, the expiration date was extended to August 17, 2008.  We expect that the credit facility will be renewed prior to expiration.

Regulatory Matters

Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2007, the statutory surplus of Safety Insurance was $514,957, and its net income for 2007 was $83,375. As a result, a maximum of $83,375 is available in 2008 for such dividends without prior approval of the Commissioner. During the six months ended June 30, 2008, Safety Insurance recorded dividends to Safety of $8,876.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 15, 2008, our Board approved and declared a quarterly cash dividend on our common stock of $0.40 per share, or $6,478, which was paid on March 14, 2008, to shareholders of record on March 3, 2008.  On May 6, 2008, our Board approved and declared a quarterly cash dividend of $0.40 per share or $6,506, which was paid on June 13, 2008, to shareholders of record on June 2, 2008. On August 4, 2008 our Board approved a $0.40 per share quarterly cash dividend on our common stock, payable on September 15, 2008 to shareholders of record on September 2, 2008. We plan to continue to declare and pay quarterly cash dividends in 2008, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of Safety’s outstanding common shares.  Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the six months ended June 30, 2008, we purchased 74,200 of our common shares on the open market under the program at a cost of $2,444. During the twelve months ended December 31, 2007, we purchased 48,124 of our common shares on the open market under the program at a cost of $1,585.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2008
Estimated fair value	$1,023,517	$979,271	$931,311
Estimated increase (decrease) in fair value	$44,246	$—	$(47,960)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At June 30, 2008, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2008, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.      Legal Proceedings - Please see “Item 1 – Financial Statements - Note 7, Commitments and Contingencies.”

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30 million of Safety’s outstanding common shares. The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. There was no activity under this repurchase program for the quarter ended June 30, 2008.

Item 3.     Defaults upon Senior Securities - None.

Item 4.     Submission of Matters to a Vote of Security Holders

 Our Annual Meeting of Shareholders was held on May 16, 2008.

The following two proposals were adopted by the margins indicated:

1.  Election of two Class III Directors to serve a three year term expiring in 2011.

	Number of Shares
	For	Withheld
David F. Brussard	14,775,916	90,768
A. Richard Caputo, Jr.	14,795,306	71,378

In addition, the terms of the following directors continued after the Annual Meeting:  Frederic H. Lindeberg, Peter J. Manning, and David K. McKown.

2.  To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008.

Votes Cast
For	14,839,178
Against	23,499
Abstain	4,007

Item 5.    Other Information - None.

Item 6.    Exhibits - The exhibits are contained herein as listed in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)
Date: August 8, 2008

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