Form 10-Q
period 2008-09-30
SAFETY INSURANCE GROUP INC
filed 2008-11-07
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐   No ☒

As of November 3, 2008, there were 16,309,825 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2008	2007
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $956,529 and $995,360)	$938,064	$1,002,028
Equity securities, at fair value (cost: $8,688 and $6,794)	8,315	6,977
Total investment securities	946,379	1,009,005
Cash and cash equivalents	107,782	46,311
Accounts receivable, net of allowance for doubtful accounts	156,811	156,343
Accrued investment income	10,345	10,972
Receivable from reinsurers related to paid loss and loss adjustment expenses	13,571	13,047
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	77,805	84,290
Ceded unearned premiums	24,005	28,818
Deferred policy acquisition costs	51,377	48,652
Deferred income taxes	24,359	13,388
Equity and deposits in pools	35,406	26,235
Other assets	14,429	9,931
Total assets	$1,462,269	$1,446,992

Liabilities
Loss and loss adjustment expense reserves	$464,191	$477,720
Unearned premium reserves	321,889	320,545
Accounts payable and accrued liabilities	38,043	50,023
Taxes payable	671	120
Payable to reinsurers	26,032	10,662
Other liabilites	16,812	17,922
Total liabilities	867,638	876,992

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,460,530 and 16,242,213 shares issued	165	162
Additional paid-in capital	139,177	134,224
Accumulated other comprehensive (loss) income, net of taxes	(12,245)	4,453
Retained earnings	471,563	432,746
Treasury stock, at cost; 122,324 and 48,124 shares	(4,029)	(1,585)
Total shareholders’ equity	594,631	570,000
Total liabilities and shareholders’ equity	$1,462,269	$1,446,992

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net earned premiums	$141,251	$152,617	$439,001	$460,132
Net investment income	11,710	10,984	34,445	32,803
Net realized (losses) gains on investments	(1,047)	104	1,056	13
Finance and other service income	4,584	4,194	13,597	12,182
Total revenue	156,498	167,899	488,099	505,130

Losses and loss adjustment expenses	87,702	92,720	274,650	278,047
Underwriting, operating and related expenses	43,130	42,588	132,069	126,307
Interest expenses	22	22	59	63
Total expenses	130,854	135,330	406,778	404,417

Income before income taxes	25,644	32,569	81,321	100,713
Income tax expense	7,286	9,647	22,987	30,226
Net income	$18,358	$22,922	$58,334	$70,487

Earnings per weighted average common share:
Basic	$1.14	$1.43	$3.64	$4.40
Diluted	$1.14	$1.42	$3.62	$4.38

Cash dividends paid per common share	$0.40	$0.40	$1.20	$0.90

Weighted average number of common shares outstanding:
Basic	16,079,387	16,030,811	16,046,111	16,025,292
Diluted	16,170,042	16,096,505	16,113,432	16,096,646

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income/(Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2006	$161	$129,785	$21	$366,381	$—	$496,348
Net income, January 1 to September 30, 2007				70,487		70,487
Other comprehensive loss, net of deferred federal income taxes			(747)			(747)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	3,459				3,460
Dividends paid				(14,576)		(14,576)
Acquisition of treasury stock					(1,585)	(1,585)
Balance at September 30, 2007	$162	$133,244	$(726)	$422,292	$(1,585)	$553,387

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income/(Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2007	$162	$134,224	$4,453	$432,746	$(1,585)	$570,000
Net income, January 1 to September 30, 2008				58,334		58,334
Other comprehensive loss, net of deferred federal income taxes			(16,698)			(16,698)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	3	4,953				4,956
Dividends paid				(19,517)		(19,517)
Acquisition of treasury stock					(2,444)	(2,444)
Balance at September 30, 2008	$165	$139,177	$(12,245)	$471,563	$(4,029)	$594,631

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$18,358	$22,922	$58,334	$70,487

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains during the period, net of tax (benefit) expense of $(5,052), $4,035, $(8,621) and $(397)	(9,382)	7,493	(16,011)	(738)
Reclassification adjustment for losses (gains) included in net income, net of tax expense (benefit) of $367, $(36), $(369) and $(5)	680	(68)	(687)	(9)

Unrealized (losses) gains on securities available for sale	(8,702)	7,425	(16,698)	(747)

Comprehensive income	$9,656	$30,347	$41,636	$69,740

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$58,334	$70,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	8,438	7,271
(Benefit) provision for deferred income taxes	(1,980)	101
Net realized gains on investments	(1,056)	(5)
Changes in assets and liabilities:
Accounts receivable	(468)	(14,653)
Accrued investment income	627	(933)
Receivable from reinsurers	5,961	(15,078)
Ceded unearned premiums	4,813	1,840
Deferred policy acquisition costs	(2,725)	(5,338)
Other assets	(10,131)	(6,340)
Loss and loss adjustment expense reserves	(13,529)	18,614
Unearned premium reserves	1,344	17,284
Accounts payable and accrued liabilities	(11,980)	(15,325)
Payable to reinsurers	15,370	19,740
Other liabilities	(679)	3,962
Net cash provided by operating activities	52,339	81,627

Cash flows from investing activities:
Fixed maturities purchased	(108,209)	(233,957)
Equity securities purchased	(5,147)	(4,161)
Proceeds from sales, paydowns and calls of fixed maturities	123,316	171,106
Proceeds from maturities of fixed maturities	21,156	11,000
Proceeds from sales of equity securities	3,135	4,635
Fixed assets purchased	(5,223)	(6,937)
Net cash provided by (used for) investing activities	29,028	(58,314)

Cash flows from financing activities:
Proceeds and excess tax benefits from exercise of stock options	2,065	457
Dividends paid to shareholders	(19,517)	(14,576)
Acquisition of treasury stock	(2,444)	(1,585)
Net cash used for financing activities	(19,896)	(15,704)

Net increase in cash and cash equivalents	61,471	7,609
Cash and cash equivalents at beginning of year	46,311	26,283
Cash and cash equivalents at end of period	$107,782	$33,892

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

The financial information as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2008.

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

On June 20, 2007, the Company applied for admission in the State of New Hampshire for a Certificate of Authority to transact insurance business. On October 16, 2007, the State of New Hampshire Insurance Department issued a Certificate of Authority for property and casualty insurance to each of the Company’s insurance company subsidiaries. The Company began writing private passenger automobile and homeowners insurance business in New Hampshire on October 15, 2008.

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

3. Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted EPS are calculated by dividing net income by the weighted average number of basic common shares outstanding and the net effect of potentially dilutive common shares. At September 30, 2008 and 2007, the Company’s potentially dilutive instruments were common shares under options of 242,866, and 344,168, respectively, and common shares under restriction of 230,325, and 175,281, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Earnings per weighted average common share:
Basic	$1.14	$1.43	$3.64	$4.40
Diluted	$1.14	$1.42	$3.62	$4.38

Weighted average number of common shares outstanding:
Basic	16,079,387	16,030,811	16,046,111	16,025,292
Effect of dilutive securities:
Stock options	38,813	56,418	49,752	63,270
Restricted stock	51,842	9,276	17,569	8,084
Diluted	16,170,042	16,096,505	16,113,432	16,096,646

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 168,925 anti-dilutive stock options for both the three and nine months ended September 30, 2008. There were 174,925 anti-dilutive stock options for both the three and nine months ended September 30, 2007.

Diluted EPS also excludes common shares under restriction with a fair value on the grant date greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 0 and 114,231 anti-dilutive shares under restriction for the three months ended September 30, 2008 and 2007, respectively. There were 46,035 and 65,760 anti-dilutive shares under restriction for the nine months ended September 30, 2008 and 2007, respectively.

4. Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At September 30, 2008 there were 1,056,595 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the nine months ended September 30, 2008 is as follows:

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

Stock Options

                The fair value of stock options used to compute net income and earnings per share for the three and nine month periods ended September 30, 2008 and 2007 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Three and Nine Months Ended September 30,
	2008	2007
Expected dividend yield	1.36% - 2.52%	1.36% - 2.52%
Expected volatility	0.20 - 0.36	0.20 - 0.36
Risk-free interest rate	3.23% - 4.76%	3.23% - 4.76%
Expected holding period	6.5 - 7 years	6.5 - 7 years

Expected dividend yield is the Company’s dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future. Expected volatility is based on historical volatility of the Company’s common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option. The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option. The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term. There were no stock options granted during the three and nine month periods ended September 30, 2008 and 2007.

The following table summarizes stock option activity under the Incentive Plan for the nine months ended September 30, 2008.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	334,588	$28.25
Exercised	(91,722)	$14.74
Outstanding at end of period	242,866	$33.35	6.5 years	$1,706
Exercisable at end of period	124,631	$29.86	6.2 years	$1,243

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $37.93 on September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at September 30, 2008 and 2007. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $2,127 and $375, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

A summary of the status of non-vested options as of September 30, 2008, is presented below.

		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Non-vested at beginning of year	192,580	$33.62
Vested	(74,345)	$28.20
Non-vested at end of period	118,235	$37.03

As of September 30, 2008, there was $1,051 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 1.5 years.

Cash received from options exercised was $1,352 and $305 for the nine months ended September 30, 2008, and 2007, respectively.

Restricted Stock

Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as expense over the requisite service period.

The following table summarizes restricted stock activity under the Incentive Plan during the nine months ended September 30, 2008.

	Shares	Weighted
	Under	Average
	Restriction	Fair Value
Outstanding at beginning of the year	186,751	$41.85
Granted	126,595	$35.28
Vested and unrestricted	(67,021)	$40.79
Outstanding at end of period	246,325	$38.77

As of September 30, 2008, there was $6,993 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years. The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2008 and 2007 was $2,733 and $1,748, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded compensation expense related to restricted stock of $1,673 and $1,356, net of income tax benefits of $901 and $730, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

5. Investments

The gross unrealized gains (losses) of investments in fixed maturity securities and equity securities were as follows:

	As of September 30, 2008
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies (1)	$299,237	$1,598	$(2,035)	$298,800
Obligations of states and political subdivisions	510,824	3,671	(11,344)	503,151
Asset-backed securities (1)	80,166	—	(7,562)	72,604
Corporate and other securities	66,302	220	(3,013)	63,509
Subtotal, fixed maturity securities	956,529	5,489	(23,954)	938,064
Equity securities (2)	8,688	—	(373)	8,315
Totals	$965,217	$5,489	$(24,327)	$946,379

(1) Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $296,739 at amortized cost and $296,130 at fair value as of September 30, 2008. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

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

	As of September 30, 2008
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$15,633	$15,648
Due after one year through five years	238,856	240,752
Due after five years through ten years	158,161	155,307
Due after ten years through twenty years	152,761	143,791
Due after twenty years	14,213	13,832
Asset-backed securities	376,905	368,734
Totals	$956,529	$938,064

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The gross realized gains (losses) on sales of fixed maturities and equity securities were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gross realized gains
Fixed maturity securities	$123	$56	$2,251	$908
Equity securities	—	82	—	175
Gross realized losses
Fixed maturity securities	(1,052)	(42)	(1,077)	(1,078)
Equity securities	(118)	—	(118)	—
Net realized (losses) gains on investments	$(1,047)	$96	$1,056	$5

Proceeds from fixed maturities maturing were $3,481, and $0 for the three months ended September 30, 2008 and 2007, respectively. Proceeds from fixed maturities maturing were $21,156 and $11,000 for the nine months ended September 30, 2008 and 2007, respectively.

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$100,774	$1,488	$20,979	$547	$121,753	$2,035
Obligations of states and political subdivisions	182,854	8,143	60,320	3,201	243,174	11,344
Asset-backed securities	32,488	4,067	40,116	3,495	72,604	7,562
Corporate and other securities	29,005	906	16,815	2,107	45,820	3,013
Subtotal, fixed maturity securities	345,121	14,604	138,230	9,350	483,351	23,954
Equity securities	3,658	373	—	—	3,658	373
Total temporarily impaired securities	$348,779	$14,977	$138,230	$9,350	$487,009	$24,327

The Company’s investment portfolio included 215 securities in an unrealized loss position at September 30, 2008. The Company’s methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow for recovery of its costs.

As of September 30, 2008, the Company’s fixed income securities portfolio was comprised entirely of investment grade corporate fixed maturity securities, U.S. Government and agency securities, states and political subdivision securities, and asset-backed securities (i.e., all securities received a rating assigned by Moody’s Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody’s which received Standard &Poor’s ratings of A- or higher, as well as a rating assigned by the Securities Valuation Office of the National Association of Insurance Commissioners of 1 or 2). The Company holds no subprime mortgage debt securities. All of the Company’s holdings in mortgage-backed securities are either U.S. Government or agency guaranteed or are rated Aaa/AAA. The unrealized losses recorded on the fixed maturity investment portfolio at September 30, 2008 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given its current level of liquidity and its positive operating cash flows, the Company

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

intends and believes it has the ability to hold these securities for a period of time sufficient to allow for recovery in fair value. Therefore, these decreases in values are viewed as being temporary.

During the three and nine months ended September 30, 2008, there was a significant deterioration in the issuer’s financial condition of one of the Company’s holdings, American International Group, Inc. Accordingly, the Company recorded an other-than-temporary impairment charge of $1,032 for this security. During the three and nine months ended September 30, 2007, there was no significant deterioration in the credit quality of any of the Company’s other holdings.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and dividends on fixed maturities	$11,467	$10,617	$34,168	$31,728
Dividends on equity securities	79	74	201	179
Interest on cash and cash equivalents	492	618	1,072	1,871
Total investment income	12,038	11,309	35,441	33,778
Investment expenses	328	325	996	975
Net investment income	$11,710	$10,984	$34,445	$32,803

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table presents the Company’s fair value measurements for investments by level.

	As of September 30, 2008
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity securities	$938,064	$—	$934,393	$3,671
Equity securities	8,315	8,315	—	—
Total investment securities	$946,379	$8,315	$934,393	$3,671

The following table summarizes the changes in the Company’s Level 3 fair value measurements for the three months ended September 30, 2008.

Fixed
	Maturity	Equity
	Securities	Securities	Total
Balance at July 1, 2008	$3,671	$—	$3,671
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	—	—	—
Purchases and sales	—	—	—
Transfers in (out) of Level 3	—	—	—
Balance at September 30, 2008	$3,671	$—	$3,671
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at September 30, 2008	$—	$—	$—

The following table summarizes the changes in the Company’s Level 3 fair value measurements for the nine months ended September 30, 2008.

	Fixed
	Maturity	Equity
	Securities	Securities	Total
Balance at January 1, 2008	$3,758	$—	$3,758
Net gains and losses included in earnings	—	—	—
Net losses included in other comprehensive income	(87)	—	(87)
Purchases and sales	—	—	—
Transfers in (out) of Level 3	—	—	—
Balance at September 30, 2008	$3,671	$—	$3,671
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at September 30, 2008	$—	$—	$—

On January 1 and September 30, 2008, one fixed maturity security was manually priced solely using broker quotes. This was deemed to render the fair value measurements as based upon unobservable inputs and accordingly, it was classified within Level 3. Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 inputs during the three and nine months ended September 30, 2008.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

6. Loss and Loss Adjustment Expense (“LAE”) Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated:

	Nine Months Ended September 30,
	2008	2007
Reserves for losses and LAE at beginning of year	$477,720	$449,444
Less reinsurance recoverable on unpaid losses and LAE	(84,290)	(78,464)
Net reserves for losses and LAE at beginning of year	393,430	370,980
Incurred losses and LAE, related to:
Current year	297,554	297,349
Prior years	(22,904)	(19,302)
Total incurred losses and LAE	274,650	278,047
Paid losses and LAE related to:
Current year	155,614	154,563
Prior years	126,080	107,835
Total paid losses and LAE	281,694	262,398
Net reserves for losses and LAE at end of period	386,386	386,629
Plus reinsurance recoverables on unpaid losses and LAE	77,805	81,429
Reserves for losses and LAE at end of period	$464,191	$468,058

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $22,904, and $19,302 for the nine months ended September 30, 2008 and 2007, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities. The decrease in prior years reserves during the 2008 period is primarily composed of reductions of $14,681 in the Company’s retained automobile reserves and $6,334 in reserves assumed from Commonwealth Automobile Reinsurers (“CAR”). The decrease in prior year reserves during the 2007 period is primarily composed of reductions of $9,078 in the Company’s retained automobile reserves and $8,506 in CAR assumed reserves.

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

Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund (“Insolvency Fund”). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer. Although the Company has not received written notice regarding 2008 actions to be taken by the Insolvency Fund, based upon existing knowledge that a reimbursement of prior year assessments was approved by the Board of Directors of the Insolvency Fund at its October 28, 2008 meeting, the Company reduced its estimated potential assessments to $0 for the nine months ended September 30, 2008, which resulted in a reduction to underwriting expenses of $250 for the three months ended September 30, 2008. During the comparable 2007 period, similarly without receipt of written notice but based upon existing knowledge of the assessment amount approved by the Board of Directors of the Insolvency Fund at its October 15, 2007 meeting, the Company reduced its estimated potential assessments to $0 for the nine months ended September 30, 2007, which resulted in a reduction to underwriting expenses of $250 for the three months ended September 30, 2007.

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

8. Debt

On August 14, 2008, the Company entered into an Amended and Restated Revolving Credit Agreement (the “New Credit Agreement”) with RBS Citizens, NA (“RBS Citizens”). The New Credit Agreement amended and restated the terms of the Company’s existing Revolving Credit Agreement with RBS Citizens prior to its expiration date of August 17, 2008. The New Credit Agreement extends the maturity date to August 14, 2013 and provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000. Loans under the credit facility bear interest at the Company’s option at either (i) the LIBOR rate plus 1.25% per annum or (ii) the higher of RBS Citizens prime rate or 0.5% above the federal funds rate plus 1.25% per annum. Interest only is payable prior to maturity.

The obligations of the Company under the credit facility are secured by pledges of the Company’s assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the non-insurance company subsidiaries of the Company. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of September 30, 2008, the Company was in compliance with all such covenants.

The Company had no amounts outstanding on its credit facility at September 30, 2008 and at December 31, 2007. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at September 30, 2008 and 2007.

9. Income Taxes

Federal income tax expense for the three and nine months ended September 30, 2008 and 2007 has been computed using estimated effective tax rates. These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB statement 109” (“FIN 48”) on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of its tax positions have a more likely than not chance of being sustained upon audit based upon the technical merits of the tax position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recognized no adjustment to its consolidated balance sheet or statement of operations. The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service. Therefore, the Company has not recorded a liability under FIN 48.

During the three and nine months ended September 30, 2008, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its FIN 48 liability.

As of September 30, 2008 and December 31, 2007, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2004.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

During the nine months ended September 30, 2008, the Company purchased 74,200 of its common shares on the open market under the program at a cost of $2,444. During October 2008, purchases of 28,381 of the Company’s common shares were made at a cost of $883 pursuant to a Rule 10b5-1 plan adopted by the Company on September 28, 2007 which permits shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws. During the twelve months ended December 31, 2007, the Company purchased 48,124 of its common shares on the open market under the program at a cost of $1,585.

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

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 74.6% of our direct written premiums in 2007), we offer a portfolio of other insurance products, including commercial automobile (13.3% of 2007 direct written premiums), homeowners (9.3% of 2007 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 2.8% of 2007 direct written premiums). Operating virtually exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C, (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 814 independent insurance agents in 916 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.3% and 11.9% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2008, according to the Commonwealth Automobile Reinsurers (“CAR”) Cession Volume Analysis Report of September 30, 2008, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

On June 20, 2007, we applied for admission in the State of New Hampshire for a Certificate of Authority to transact insurance business. On October 16, 2007, the State of New Hampshire Insurance Department issued a Certificate of Authority for property and casualty insurance to each of our Insurance Subsidiaries. We began writing private passenger automobile and homeowners business in New Hampshire on October 15, 2008.

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

On July 16, 2007, the Commissioner issued two decisions that significantly changed how private passenger automobile insurance is regulated in Massachusetts. In the first decision, the Commissioner approved and set a time table for the implementation of new CAR rules pursuant to which the current reinsurance program run by CAR is being replaced with an assigned risk plan, the Massachusetts Automobile Insurance Plan (“MAIP”). Under these new rules, we will no longer be assigned ERPs whose business we must insure (subject to the option of ceding it to CAR) and instead, we will be assigned individual policies by CAR. The MAIP began with business effective on or after April 1, 2008 for new business and those risks that have 10 or more Safe Driver Points. The last policy effective date on which any risk can be ceded to CAR in accordance with the current reinsurance program is March 31, 2009. We are not able at this time to determine what effect these new CAR rules will have on our business.

The Commissioner’s decision to implement an assigned risk plan brought to a close a lengthy period of regulatory and judicial consideration of the Massachusetts private passenger residual market.

In the second decision referenced above, the Commissioner announced that she would not fix and establish the maximum premium rates that can be charged for private passenger automobile insurance policies issued or renewed after April 1, 2008. In a letter accompanying the decision, the Commissioner stated that in place of the “fixed and established” system, she would institute a system that introduces competitive pricing to the Massachusetts private passenger automobile insurance market, which the Commissioner has described as “managed competition” (“Managed Competition”). On October 5, 2007, the Commissioner issued a Competitive Rating Regulation; 211 CMR 79.00: Private Passenger Motor Vehicle Insurance Rates that describes the technical details of Managed Competition (the “Regulation”). The Regulation governs the rate filing that an insurer can file. Safety filed its rate filing on November 19, 2007 and amended it on November 27, 2007.

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

The Commissioner has issued a number of bulletins addressing issues related to the implementation of Managed Competition (the “Rating Bulletins”). Rating Bulletins 2007-07 and 2007-08 limit rates to not more than 110% of what the 2007 premium rate level would have been for each risk. Rating Bulletin 2007-10 sets standards for filing policy forms and application for insurance. Rating Bulletin 2007-11 offers guidance on required and optional discounts, and Rating Bulletin 2007-12 limits the ability of companies to offer different rate levels within companies of the same insurance group or among risk categories within a single insurance company.

The Commissioner has also issued a number of Rating Bulletins for policies effective April 1, 2009 through March 31, 2010. Rating Bulletin 2008-09 limits residual market (MAIP) rates to 110% of what the 2008 premium rate level would have been for each risk. Rating Bulletin 2008-11 limits voluntary market rates to a level no higher than the rates in the residual market. Rating Bulletin 2008-17 describes how companies may place risks among company affiliates within an insurer group.

We are not able at this time to determine what effect these bulletins will have on our business over the long term.

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

Under Managed Competition, we decreased our rates an average 6.3% effective April 1, 2008. We decreased our rates an additional average 0.2% effective May 1, 2008, and an additional average decrease of 0.1% effective November 1, 2008. Our rates include a 13.0% commission rate for agents.

Our direct written premiums increased by 20.0% between 2002 and 2007, from $516,556 to $619,848. However, our direct written premiums decreased by 1.5% between 2006 and 2007 as a result of the state-mandated private passenger automobile rate decrease effective April 1, 2007. We anticipate a further reduction in private passenger automobile direct written premiums for 2008 as a result of Managed Competition rate decreases effective on and after April 1, 2008.

For the nine months ended September 30, 2008, our average private passenger automobile premium per exposure decreased by 7.6% from the nine months ended September 30, 2007. The table below shows average Massachusetts private passenger automobile premium rate changes and changes in our average premium per automobile exposure.

Massachusetts Private Passenger Automobile Rates

		Safety Change in
	Average Rate	Average Premium per
Year	Change (1)	Automobile Exposure (2)
2008	(6.5)%	(7.6)%
2007	(11.7)%	(5.5)%
2006	(8.7)%	(6.8)%
2005	(1.7)%	0.1%
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%

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

Our statutory insurance ratios are outlined in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Statutory Ratios:
Loss Ratio	62.1%	60.8%	62.6%	60.4%
Expense Ratio	31.7%	28.7%	30.0%	27.2%
Combined Ratio	93.8%	89.5%	92.6%	87.6%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

Our GAAP insurance ratios are outlined in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
GAAP Ratios:
Loss Ratio	62.1%	60.8%	62.6%	60.4%
Expense Ratio	30.5%	27.9%	30.1%	27.5%
Combined Ratio	92.6%	88.7%	92.7%	87.9%

Stock-Based Compensation

Long-term incentive compensation is provided under the our 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At September 30, 2008, there were 1,056,595 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the nine months ended September 30, 2008 is as follows:

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”). In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to adjust our reinsurance programs as a result of the changes to the models. As of July 1 2008, our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $330,000. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance protects us in the event of a “170-year storm” (that is, a storm of a severity expected to occur once in a 170-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior). All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better except for Folksamerica, Montpelier, New Castle and PARIS RE which are rated “A-” (Excellent). We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan’s exposure to catastrophe losses has increased and as a result the FAIR Plan has decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2008, the FAIR Plan purchased $1,100,000 of catastrophe reinsurance for property losses in excess of $180,000. At September 30, 2008, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $344,215 to $389,344 as of September 30, 2008. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. The Company’s selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $386,386 as of September 30, 2008.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2008.

Line of Business	Low	Recorded	High
Private passenger automobile	$240,590	$271,230	$271,768
Commercial automobile	55,445	60,494	60,735
Homeowners	31,373	34,388	35,204
All other	16,807	20,274	21,637
Total	$344,215	$386,386	$389,344

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves by line of business as of September 30, 2008.

Line of Business	Case	IBNR	Total
Private passenger automobile	$205,787	$22,936	$228,723
CAR assumed private passenger auto	25,207	17,300	42,507
Commercial automobile	32,352	10,288	42,640
CAR assumed commercial automobile	9,132	8,722	17,854
Homeowners	14,754	6,813	21,567
FAIR Plan assumed homeowners	5,870	6,951	12,821
All other	9,726	10,548	20,274
Total net reserves for losses and LAE	$302,828	$83,558	$386,386

For our private passenger automobile, commercial automobile and homeowners lines of business as of September 30, 2008, due to the relatively long time we have been writing these lines of insurance and our stable long-term trends in frequency and severity, the range of reserves is relatively narrow.

For our all other lines of business as of September 30, 2008 due to the relatively short time we have been writing these lines of business, the sparse amount of data and the resulting immature history available for our analysis, the range of reserves is relatively wide. In all business lines, we have recorded reserves closer to the high in the ranges of our projections.

Our IBNR reserves for CAR assumed private passenger and assumed commercial automobile business are 40.7% and 48.9%, respectively, of our total reserves for CAR assumed private passenger and assumed commercial automobile business as of September 30, 2008 due to the reporting lags in the information we receive from CAR, as described further in the section entitled CAR Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e., direct less ceded) reserves and assumed reserves as of September 30, 2008.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$228,723
CAR assumed private passenger automobile		$42,507
Net private passenger automobile			$271,230
Commercial automobile	42,640
CAR assumed commercial automobile		17,854
Net commercial automobile			60,494
Homeowners	21,567
FAIR Plan assumed homeowners		12,821
Net homeowners			34,388
All other	20,274	—	20,274
Total net reserves for losses and LAE	$313,204	$73,182	$386,386

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

We receive our final calendar year Participation Ratio report from CAR eight months after the end of that year, and thus we have to estimate for six quarters our share of the CAR deficit. For example, for the year ended December 31, 2007 we had to estimate our 2007 policy year CAR Participation Ratio beginning with the first quarter of 2007 through the second quarter of 2008.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the nine months ended September 30, 2008, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $4,390. Each 1 percentage-point change in the loss and loss expense ratio would have a $2,854 effect on net income, or $0.18 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30, 2008. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,574)	$(2,287)	$—
Estimated increase in net income	2,973	1,487	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,287)	—	2,287
Estimated increase (decrease) in net income	1,487	—	(1,487)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,287	4,574
Estimated decrease in net income	—	(1,487)	(2,973)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(853)	(426)	—
Estimated increase in net income	554	277	—
No Change in Severity
Estimated (decrease) increase in reserves	(426)	—	426
Estimated increase (decrease) in net income	277	—	(277)
+1 Percent Change in Severity
Estimated increase in reserves	—	426	853
Estimated decrease in net income	—	(277)	(554)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(431)	(216)	—
Estimated increase in net income	280	140	—
No Change in Severity
Estimated (decrease) increase in reserves	(216)	—	216
Estimated increase (decrease) in net income	140	—	(140)
+1 Percent Change in Severity
Estimated increase in reserves	—	216	431
Estimated decrease in net income	—	(140)	(280)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(405)	(203)	—
Estimated increase in net income	263	132	—
No Change in Severity
Estimated (decrease) increase in reserves	(203)	—	203
Estimated increase (decrease) in net income	132	—	(132)
+1 Percent Change in Severity
Estimated increase in reserves	—	203	405
Estimated decrease in net income	—	(132)	(263)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2008. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(425)	$425
Estimated increase (decrease) in net income	276	(276)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(179)	179
Estimated increase (decrease) in net income	116	(116)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(128)	128
Estimated increase (decrease) in net income	83	(83)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $22,904, and $19,302 for the nine months ended September 30, 2008 and 2007, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2008 and 2007. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

Accident	Nine Months Ended September 30,
Year	2008	2007
1998 & prior	$(154)	$(338)
1999	(166)	(99)
2000	(327)	(703)
2001	(870)	(372)
2002	(1,606)	(109)
2003	(1,910)	(22)
2004	(4,676)	(2,188)
2005	(4,819)	(5,862)
2006	(3,138)	(9,609)
2007	(5,238)	—
All prior years	$(22,904)	$(19,302)

The decreases in prior years reserves during the nine months ended September 30, 2008 and 2007 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2008 decrease is primarily composed of reductions of $14,681 in our retained automobile reserves and $6,334 in CAR assumed reserves. The decrease in prior year reserves during the 2007 period is primarily composed of reductions of $9,078 in our retained automobile reserves and $8,506 in CAR assumed reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2008.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1998 & prior	$(83)	$(71)	$—	$—	$(154)
1999	(88)	(76)	(2)	—	(166)
2000	(236)	(8)	(83)	—	(327)
2001	(711)	(7)	(142)	(10)	(870)
2002	(1,529)	(3)	(74)	—	(1,606)
2003	(1,529)	(4)	(249)	(128)	(1,910)
2004	(4,339)	(287)	(50)	—	(4,676)
2005	(3,996)	(406)	(297)	(120)	(4,819)
2006	(2,734)	(338)	(66)	—	(3,138)
2007	(3,879)	(691)	(262)	(406)	(5,238)
All prior years	$(19,124)	$(1,891)	$(1,225)	$(664)	$(22,904)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the nine months ended September 30, 2008; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1998 & prior	$(83)	$(71)	$—	$—	$(154)
1999	(88)	(76)	—	—	(164)
2000	(236)	(8)	(66)	—	(310)
2001	(711)	(2)	(117)	(10)	(840)
2002	(1,529)	(17)	(35)	—	(1,581)
2003	(1,442)	(2)	(175)	(128)	(1,747)
2004	(3,673)	(232)	—	—	(3,905)
2005	(3,071)	(298)	(250)	(120)	(3,739)
2006	(1,517)	(200)	21	—	(1,696)
2007	(1,295)	(130)	(75)	(406)	(1,906)
All prior years	$(13,645)	$(1,036)	$(697)	$(664)	$(16,042)

The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the nine months ended September 30, 2008.

	CAR Assumed	CAR Assumed	FAIR Plan
	Private Passenger	Commercial	Assumed	Assumed
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
1998 & prior	$—	$—	$—	$—	$—
1999	—	—	(2)	—	(2)
2000	—	—	(17)	—	(17)
2001	—	(5)	(25)	—	(30)
2002	—	14	(39)	—	(25)
2003	(87)	(2)	(74)	—	(163)
2004	(666)	(55)	(50)	—	(771)
2005	(925)	(108)	(47)	—	(1,080)
2006	(1,217)	(138)	(87)	—	(1,442)
2007	(2,584)	(561)	(187)	—	(3,332)
All prior years	$(5,479)	$(855)	$(528)	$—	$(6,862)

Our private passenger automobile line of business prior year reserves decreased by $19,124 for the nine months ended September 30, 2008. The decrease was primarily due to improved retained private passenger results of $12,527 for the accident years 2002 through 2007, and improved assumed CAR results for the private passenger automobile pool of $5,392 for accident years 2004 through 2007. The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee meetings. The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $1,891 for the nine months ended September 30, 2008 due primarily to fewer IBNR claims than previously estimated.

Our homeowners line of business prior year reserves decreased by $1,225 for the nine months ended September 30, 2008. Our retained homeowners and FAIR Plan homeowners reserves decreased by $697 and $528, respectively.

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

For further information, see “Results of Operations: Net Realized Investment Losses.”

Results of Operations

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

The following table shows certain of our selected financial results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Direct written premiums	$139,425	$152,196	$459,543	$492,238
Net written premiums	$132,640	$148,727	$445,159	$479,254
Net earned premiums	$141,251	$152,617	$439,001	$460,132
Investment income	11,710	10,984	34,445	32,803
Net realized (losses) gains on investments	(1,047)	104	1,056	13
Finance and other service income	4,584	4,194	13,597	12,182
Total revenue	156,498	167,899	488,099	505,130
Loss and loss adjustment expenses	87,702	92,720	274,650	278,047
Underwriting, operating and related expenses	43,130	42,588	132,069	126,307
Interest expenses	22	22	59	63
Total expenses	130,854	135,330	406,778	404,417
Income before income taxes	25,644	32,569	81,321	100,713
Income tax expense	7,286	9,647	22,987	30,226
Net income	$18,358	$22,922	$58,334	$70,487
Earnings per weighted average common share:
Basic	$1.14	$1.43	$3.64	$4.40
Diluted	$1.14	$1.42	$3.62	$4.38
Cash dividends paid per common share	$0.40	$0.40	$1.20	$0.90
Weighted average number of common shares outstanding:
Basic	16,079,387	16,030,811	16,046,111	16,025,292
Diluted	16,170,042	16,096,505	16,113,432	16,096,646

Direct Written Premiums. Direct written premiums for the quarter ended September 30, 2008, decreased by $12,771, or 8.4% to $139,425 from $152,196 for the comparable 2007 period. Direct written premiums for the nine months ended September 30, 2008 decreased by $32,695 or 6.6%, to $459,543 from $492,238 for the comparable 2007 period. The 2008 decrease occurred primarily in our personal automobile line, largely as a result of a Massachusetts-mandated private passenger rate decrease of 11.7% effective April 1, 2007, and a further rate decrease of 6.6% effective in 2008 which we filed under Managed Competition. Our personal automobile line experienced a 7.6% decrease in average written premium per exposure and a 2.3% decrease in written exposures. Our commercial automobile line’s average written premium per exposure decreased by 2.6% with a 6.6% decrease in written exposures. Offsetting these decreases, our homeowners line average written premium per exposure increased by 2.2% with a 13.8% increase in written exposures.

Net Written Premiums. Net written premiums for the quarter ended September 30, 2008, decreased by $16,087 or 10.8% to $132,640 from $148,727 for the comparable 2007 period. Net written premiums for the nine months ended September 30, 2008 decreased by $34,095, or 7.1% to $445,159 from $479,254 for the comparable 2007 period. This decrease was primarily due to the factors that decreased direct written premiums combined with a reduction in assumed premiums and was partially offset by decreases in premiums ceded to CAR.

Net Earned Premiums. Net earned premiums for the quarter ended September 30, 2008, decreased by $11,366, or 7.4%, to $141,251 from $152,617 for the comparable 2007 period. Net earned premiums for the nine months ended September 30, 2008 decreased by $21,131 or 4.6% to $439,001 from $460,132 for the comparable 2007 period. This decrease was due to the factors that decreased direct and net written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Written Premiums
Direct	$139,425	$152,196	$459,543	$492,238
Assumed	5,693	13,429	30,685	43,920
Ceded	(12,478)	(16,898)	(45,069)	(56,904)
Net written premiums	$132,640	$148,727	$445,159	$479,254

Earned Premiums
Direct	$148,650	$157,493	$451,367	$473,355
Assumed	8,522	13,953	37,517	45,520
Ceded	(15,921)	(18,829)	(49,883)	(58,743)
Net earned premiums	$141,251	$152,617	$439,001	$460,132

Net Investment Income. Net investment income for the quarter ended September 30, 2008, was $11,710 compared to $10,984 for the comparable 2007 period, an increase of 6.6%. Net investment income for the nine months ended September 30, 2008 was $34,445 compared to $32,803 for the comparable 2007 period. Average cash and investment securities (at cost) increased by $64,463, or 6.5%, to $1,055,283 for the nine months ended September 30, 2008, from $990,820 for the comparable 2007 period. Net effective annualized yield on the investment portfolio remained at 4.4% during the nine months ended September 30, 2008, equivalent to the 4.4% during the nine months ended September 30, 2007. Our duration decreased to 3.9 years at September 30, 2008, down from 4.2 years at December 31, 2007.

Net Realized Gains(Losses) on Investments. Net realized losses on investments were $1,047 for the quarter ended September 30, 2008, primarily consisting of an impairment write-down of one American International Group, Inc. fixed maturity security, compared to net realized gains of $104 for the comparable 2007 period. Net realized gains on investments were $1,056 for the nine months ended September 30, 2008 compared to net realized gains of $13 for the comparable 2007 period.

The gross unrealized gains (losses) on investments in fixed maturity securities and equity securities were as follows:

	As of September 30, 2008
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies (1)	$299,237	$1,598	$(2,035)	$298,800
Obligations of states and political subdivisions	510,824	3,671	(11,344)	503,151
Asset-backed securities (1)	80,166	—	(7,562)	72,604
Corporate and other securities	66,302	220	(3,013)	63,509
Subtotal, fixed maturity securities	956,529	5,489	(23,954)	938,064
Equity securities (2)	8,688	—	(373)	8,315
Totals	$965,217	$5,489	$(24,327)	$946,379

(1) Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $296,739 at amortized cost and $296,130 at fair value as of September 30, 2008. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

(2) Equity securities consist solely of interests in mutual funds held to fund the Company’s executive deferred compensation plan.

As of September 30, 2008, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. Government and agency securities, states and political subdivisions securities, and asset-backed securities (i.e., all our securities received a rating assigned by Moody’s of Baa or higher, except the few securities not rated by Moody’s which received Standard & Poor’s ratings of A- or higher, as well as a rating assigned by the SVO 1 or 2).

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of September 30, 2008
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$298,800	31.9%
Aaa/Aa	470,329	50.1
A	118,313	12.6
Baa	30,795	3.3
Not rated (Standard & Poor’s rating of A- or higher)	19,827	2.1
Total	$938,064	100.0%

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

The following table illustrates the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2008.

	As of September 30, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$100,774	$1,488	$20,979	$547	$121,753	$2,035
Obligations of states and political subdivisions	182,854	8,143	60,320	3,201	243,174	11,344
Asset-backed securities	32,488	4,067	40,116	3,495	72,604	7,562
Corporate and other securities	29,005	906	16,815	2,107	45,820	3,013
Subtotal, fixed maturity securities	345,121	14,604	138,230	9,350	483,351	23,954
Equity securities	3,658	373	—	—	3,658	373
Total temporarily impaired securities	$348,779	$14,977	$138,230	$9,350	$487,009	$24,327

Of the $24,327 gross unrealized losses as of September 30, 2008, $13,379 relates to fixed maturity obligations of U.S. Government agencies and obligations of states and political subdivisions. The remaining $10,948 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

We continue to hold no subprime mortgage debt securities. All of our holdings in mortgage-backed securities are either U.S. Government or agency guaranteed or are rated Aaa/AAA. The unrealized losses recorded on the fixed maturity investment portfolio at September 30, 2008 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity and our positive operating cash flows, we intend to and believe we have the ability to hold these securities for a period of time sufficient to allow for recovery in fair value. Therefore, these decreases in values are viewed as being temporary.

During the three and nine months ended September 30, 2008, there was a significant deterioration in the issuer’s financial condition of one of our holdings, American International Group, Inc. Accordingly, we recorded an other-than-temporary impairment charge of $1,032 for this security. During the three and nine months ended September 30, 2007, there was no significant deterioration in the credit quality of any of our other holdings.

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

As of September 30, 2008, approximately 99.6% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. The following table summarizes our total fair value measurements and the fair value measurements based on Level 3 inputs for investments at September 30, 2008.

	As of September 30, 2008
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity securities	$938,064	$—	$934,393	$3,671
Equity securities	8,315	8,315	—	—
Total investment securities	$946,379	$8,315	$934,393	$3,671

The following table summarizes the changes in our Level 3 fair value measurements for the three months ended September 30, 2008.

Fixed
	Maturity	Equity
	Securities	Securities	Total
Balance at July 1, 2008	$3,671	$—	$3,671
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	—	—	—
Purchases and sales	—	—	—
Transfers in (out) of Level 3	—	—	—
Balance at September 30, 2008	$3,671	$—	$3,671
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at September 30, 2008	$—	$—	$—

The following table summarizes the changes in our Level 3 fair value measurements for the nine months ended September 30, 2008.

	Fixed
	Maturity	Equity
	Securities	Securities	Total
Balance at January 1, 2008	$3,758	$—	$3,758
Net gains and losses included in earnings	—	—	—
Net losses included in other comprehensive income	(87)	—	(87)
Purchases and sales	—	—	—
Transfers in (out) of Level 3	—	—	—
Balance at September 30, 2008	$3,671	$—	$3,671
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at September 30, 2008	$—	$—	$—

On January 1 and September 30, 2008, one fixed maturity security was manually priced solely using broker quotes. This was deemed to render the fair value measurements as based upon unobservable inputs and accordingly, it was classified within Level 3. Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 inputs during the three and nine months ended September 30, 2008.

Finance and Other Service Income. Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income increased by $390, or 9.3% to $4,584 for the quarter ended September 30, 2008 from $4,194 for the comparable 2007 period. Finance and other service income increased by $1,415, or 11.6%, to $13,597 for the nine months ended September 30, 2008, from $12,182 for the comparable 2007 period.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses incurred during the quarter ended September 30, 2008 decreased by $5,018 or 5.4%, to $87,702 from $92,720 for the comparable 2007 period. Losses and loss adjustment expenses incurred during the nine months ended September 30, 2008 decreased by $3,397 or 1.2% to $274,650 from $278,047 for the comparable 2007 period. Our GAAP loss ratio for the quarter ended September 30, 2008 increased to 62.1% compared to 60.8% for the comparable 2007 period. Our GAAP loss ratio for the nine months ended September 30, 2008 increased to 62.6% from 60.4% for the comparable 2007 period. Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended September 30, 2008 increased to 53.3% from 52.2% for the comparable 2007 period. Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2008 increased to 53.9% from 52.0% for the comparable 2007 period. The loss ratio increased primarily as a result of a decrease in our personal automobile earned premiums per exposure. Total prior year favorable development included in the pre-tax results for the quarter and nine months ended September 30, 2008 was $8,211 and $22,904 compared to prior year favorable development of $4,581 and $19,302 for the comparable 2007 period.

Underwriting, Operating and Related Expenses. Underwriting, operating and related expense for the quarter ended September 30, 2008 increased by $542, or 1.3%, to $43,130 from $42,588 for the comparable 2007 period. Underwriting, operating and related expense for the nine months ended September 30, 2008 increased by $5,762 or 4.6% to $132,069 from $126,307 for the comparable 2007 period. Our GAAP expense ratios for the third quarter of 2008 increased to 30.5% compared to 27.9% for the comparable 2007 period. Our GAAP expense ratios for the nine months ended September 30, 2008 increased to 30.1% from 27.5% for the comparable 2007 period. The expense ratio increased primarily as a result of the decrease in net earned premiums as discussed above.

Interest Expenses. Interest expense for the quarter ended September 30, 2008 was $22, the same as for the comparable 2007 period. Interest expense for the nine months ended September 30, 2008 was $59 compared to $63 for the comparable 2007 period. The credit facility commitment fee included in interest expense was $19 and $56 for the three and nine months ended September 30, 2008 and 2007, respectively.

Income Tax Expense. Our effective tax rate was 28.4% and 29.6% for the quarters ended September 30, 2008 and 2007, respectively. Our effective tax rate was 28.3% and 30.0% for the nine months ended September 30, 2008 and 2007, respectively. These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

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

Net cash provided by operating activities was $52,339 and $81,627 during the nine months ended September 30, 2008 and 2007, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash provided by investing activities was $29,028 during the nine months ended September 30, 2008 due primarily from sales, paydowns, calls and maturities of fixed maturities in excess of purchases of fixed maturity securities. Net cash used by investing activity during the nine months ended September 30, 2007 was $58,314 and was primarily the result of purchases of fixed maturity securities exceeding sales, paydowns, calls and maturities.

Net cash used for financing activities increased to $19,896 during the nine months ended September 30, 2008 from $15,704, during the comparable 2007 period. Net cash used for financing activities is primarily comprised of dividend payments to shareholders and the acquisition of treasury stock during 2008 and 2007.

Credit Facility

On August 14, 2008, we entered into an Amended and Restated Revolving Credit Agreement (the “New Credit Agreement”) with RBS Citizens, NA (“RBS Citizens”). The New Credit Agreement amended and restated the terms of our existing Revolving Credit Agreement with RBS Citizens prior to its expiration date of August 17, 2008. The New Credit Agreement extends the maturity date to August 14, 2013 and provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000. Loans under the credit facility bear interest at the Company’s option at either (i) the LIBOR rate plus 1.25% per annum or (ii) the higher of RBS Citizens prime rate or 0.5% above the federal funds rate plus 1.25% per annum. Interest only is payable prior to maturity.

Our obligations under the credit facility are secured by pledges of our assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. As of September 30, 2008, we were in compliance with all such covenants.

We had no amounts outstanding on its credit facility at September 30, 2008 and at December 31, 2007. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at September 30, 2008 and 2007.

Regulatory Matters

Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2007, the statutory surplus of Safety Insurance was $514,957, and its net income for 2007 was $83,375. As a result, a maximum of $83,375 is available in 2008 for such dividends without prior approval of the Commissioner. During the nine months ended September 30, 2008, Safety Insurance recorded dividends to Safety of $14,025.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 15, 2008, our Board approved and declared a quarterly cash dividend on our common stock of $0.40 per share, or $6,478, which was paid on March 14, 2008, to shareholders of record on March 3, 2008. On May 6, 2008, our Board approved and declared a quarterly cash dividend of $0.40 per share or $6,506, which was paid on June 13, 2008, to shareholders of record on June 2, 2008. On August 4, 2008 our Board approved and declared a quarterly cash dividend on our common stock of $0.40 per share or $6,533, which was paid on September 15, 2008, to shareholders of record on September 2, 2008. On November 3, 2008, our Board approved a quarterly cash dividend of $0.40 per share, to be paid on December 15, 2008, to our shareholders of record on December 1, 2008. We plan to continue to declare and pay quarterly cash dividends in 2008, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of Safety’s outstanding common shares. Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the nine months ended September 30, 2008, we purchased 74,200 of our common shares on the open market under the program at a cost of $2,444. During October 2008, purchases of 28,381 of our common shares were made at a cost of $883 pursuant to a Rule 10b5-1 plan adopted by the Company on September 28, 2007 which permits shares to be repurchased when we might otherwise be precluded from doing so under securities laws. During the twelve months ended December 31, 2007, we purchased 48,124 of our common shares on the open market under the program at a cost of $1,585.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of September 30, 2008
Estimated fair value	$981,154	$938,064	$892,092
Estimated increase (decrease) in fair value	$43,090	$—	$(45,972)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At September 30, 2008, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2008, assuming that all of such debt is outstanding for the entire year.

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

Item 4.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)] as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are adequate and effective and ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Part II. OTHER INFORMATION

Item 1.        Legal Proceedings - Please see “Item 1 – Financial Statements - Note 7, Commitments and Contingencies.”

Item 1A.     Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2007 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30 million of Safety’s outstanding common shares. The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. There was no activity under this repurchase program for the quarter ended September 30, 2008.

Item 3.        Defaults upon Senior Securities - None.

Item 4.        Submission of Matters to a Vote of Security Holders – None.

Item 5.        Other Information - None.

Item 6.        Exhibits - The exhibits are contained herein as listed in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)
Date: November 7, 2008
	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description
11	Statement regarding Computation of Per Share Earnings (1)
10.1	Safety Insurance Company Executive Incentive Compensation Plan Basic Plan Document, amended and restated effective November 7, 2008 (2)
10.2	Safety Insurance Company Executive Incentive Compensation Plan Adoption Agreement, amended and restated effective November 7, 2008 (2)
10.3	Safety Insurance Company Executive Incentive Compensation Plan Trust Agreement, amended and restated effective November 7, 2008 (2)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1) Not included herein as the information can be calculated from the face of the Consolidated Statements of Operations (see page 4).

(2) Included herein.