Form 10-K
period 2008-12-31
SAFETY INSURANCE GROUP INC
filed 2009-03-13
CIK 1172052

Use these links to rapidly review the document
SAFETY INSURANCE GROUP, INC. Table of Contents
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SAFETY INSURANCE GROUP, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         The aggregate market value of the registrant's voting and non-voting common equity (based on the closing sales price on NASDAQ) held by non-affiliates of the registrant as of June 30, 2008, was approximately $532,969,104.

         As of March 10, 2009, there were 16,128,302 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held on May 18, 2009, which Safety Insurance Group, Inc. (the "Company", "we", "our", "us") intends to file within 120 days after its December 31, 2008 year-end, are incorporated by reference into Part II and Part III hereof.

SAFETY INSURANCE GROUP, INC.

        In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

PART I.

ITEM 1.    BUSINESS

General

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 71.7% of our direct written premiums in 2008), we offer a portfolio of property and casualty insurance products, including commercial automobile, homeowners, dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts and New Hampshire through our insurance subsidiaries, Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity") and Safety Property and Casualty Insurance Company ("Safety P&C") which was organized in December 2006 (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with 827 independent insurance agents in 969 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile carrier, capturing an approximate 11.1% share of the Massachusetts private passenger automobile insurance market, and the third largest commercial automobile carrier, with an 11.7% share of the Massachusetts commercial automobile insurance market, in 2008 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR"). In addition, we were also ranked the 46th largest automobile writer in the country according to A.M. Best, based on 2007 direct written premiums. We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

        We have maintained profitability in part by managing our cost structure through, for example, the use of technology. Our share of the Massachusetts private passenger automobile insurance market has grown from 10.6% in 2003 to 11.1% in 2008 and we have continued to expand our product offerings. Our direct written premiums have increased by 0.3% between 2003 and 2008, from $571,545 to $573,509. However, our direct written premiums decreased by 7.5% between 2007 and 2008. The decrease was largely as a result of rate decreases totaling 6.7% which we filed under the competitive pricing system introduced to the private passenger automobile market in Massachusetts beginning April 1, 2008. We offer additional discounts, such as when policyholders have maintained continuous coverage with us or buy other policies from us, among other things.

        On June 20, 2007, we applied for admission in the State of New Hampshire for a Certificate of Authority to transact insurance business. On October 16, 2007, the State of New Hampshire Insurance Department issued a Certificate of Authority for property and casualty insurance to each of the Insurance Subsidiaries. We began writing business in New Hampshire late in 2008.

Website Access to Information

        The Internet address for our website is www.SafetyInsurance.com. All of our press releases and United States Securities and Exchange Commission ("SEC") reports are available for viewing or download at our website. These documents are made available on our website as soon as reasonably practicable after each press release is made and SEC report is filed with, or furnished to, the SEC. Copies of any current public information about our company are available without charge upon written, telephone, faxed or e-mailed request to the Office of Investor Relations, Safety Insurance Group, Inc., 20 Custom House Street, Boston, MA 02110, Tel: 877-951-2522, Fax: 617-603-4837, or e-mail: InvestorRelations@SafetyInsurance.com. The materials on our website are not part of this report on Form 10-K nor are they incorporated by reference into this report and the URL above is intended to be an inactive textual reference only.

Our Competitive Strengths

        We Have Strong Relationships with Independent Agents.    In 2007, independent agents accounted for approximately 78.8% of the Massachusetts automobile insurance market measured by direct written premiums as compared to only about 40.1% nationwide, according to A.M. Best. For that reason, our strategy is centered around, and we sell exclusively through, a network of 827 independent agents (of which 25 are Exclusive Representative Producers ["ERPs"] assigned to us under regulations that will be phased out April 1, 2009, as discussed below) in 969 locations throughout Massachusetts. In order to support our independent agents and enhance our relationships with them, we:

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

        We Have an Uninterrupted Record of Profitable Operations.    In every year since our inception in 1979, we have been profitable. We have achieved our profitability, among other things:

  •
  Increasing by 3.8% the number of private passenger automobile exposures we underwrite from 443,504 in 2003 to 460,314 in 2008;

  •
  Maintaining a statutory combined ratio that is typically below industry averages (refer to Insurance Ratios under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources for a discussion on statutory insurance ratios);

  •
  Taking advantage of the institutional knowledge our management has amassed during our long operating history in the unique Massachusetts market;

  •
  Introducing new lines and forms of insurance products;

  •
  Investing in technology to simplify internal processes and enhance our relationships with our agents; and

  •
  Maintaining a high-quality investment portfolio.

        We Are a Technological Leader.    We have dedicated significant human and financial resources to the development of advanced information systems. Our technology efforts have benefited us in two distinct ways. First, we continue to develop technology that empowers our independent agent customers to make it easier for them to transact business with their clients and with the Insurance Subsidiaries. In our largest business line, private passenger automobile insurance, our agents now submit approximately 99% of all applications for new policies or endorsements for existing policies to us electronically through our proprietary information portal, the Agents Virtual Community ("AVC"). In addition our agents can now submit commercial automobile and homeowners insurance policies electronically over AVC. Second, our investment in technology has allowed us to re-engineer internal back office processes to provide more efficient service at lower cost.

        We Have an Experienced, Committed and Knowledgeable Management Team.    Our senior management team owns approximately 7% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. Our senior management team, led by our President, Chief Executive Officer and Chairman of the Board, David F. Brussard, has an average of over 29 years of industry experience per executive, as well as an average of over 27 years of experience with Safety. The team has demonstrated an ability to operate successfully within the regulated Massachusetts private passenger automobile insurance market.

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

        Changes to the Regulation of Private Passenger Automobile Insurance in Massachusetts.    Since 1977 the Commissioner fixed and established the premium rates that all insurers must use in the Massachusetts private passenger automobile insurance market. Since 1982, CAR has managed the residual market for private passenger automobile insurance using a reinsurance mechanism. On July 16, 2007, the Commissioner issued two decisions that significantly changed these two long standing approaches to how private passenger automobile insurance is regulated in Massachusetts. In the first decision, the Commissioner announced that she would not fix and establish the maximum premium rates that can be charged for private passenger automobile insurance policies issued or renewed after April 1, 2008. In a letter accompanying the decision, the Commissioner stated that in place of the "fixed and established" system, she would permit companies to file their own premium rates for approval by the Commissioner, under a system that the Commissioner has characterized as "managed competition" ("Managed Competition").

        The Commissioner has taken additional steps to implement this decision. First, with respect to allowing competitive pricing, the Commissioner promulgated new regulations setting the terms and conditions that insurers must comply with in establishing their rates to be effective April 1, 2008. The regulation contains a list of prohibited factors, including a prohibition of the use of credit information in rating or underwriting. The Commissioner also issued a number of bulletins providing guidance on various issues, including regulatory review standards, discounts, product form, endorsement, and new business application standards and classification plan requirements. Pursuant to this authority, we filed for various rate changes for policies issued and renewed on or after April 1, 2008.

        In the second decision, the Commissioner approved and set a time table for the implementation of new CAR rules pursuant to which the current reinsurance program run by CAR will be replaced with an assigned risk plan known as the Massachusetts Automobile Insurance Plan ("MAIP"). Under these new rules, insurance applicants who are not able to obtain coverage from an insurance company are assigned to insurers by CAR, based on each insurer's pro-rata market share. The MAIP transition began on April 1, 2008 for certain new business written, and becomes fully implemented on April 1, 2009. We will no longer be assigned ERPs whose business we must insure (subject to the option of ceding it to CAR). The last policy effective date on which any private passenger risk can be ceded to CAR in accordance with the current reinsurance program is March 31, 2009. Under MAIP, policies will be assigned to us for three years, unless the policyholder is offered a voluntary policy by another insurer.

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

	Years Ended December 31,
Direct Written Premiums	2008		2007		2006
Private passenger automobile	$410,937	71.7%	$462,453	74.6%	$478,175	76.0%
Commercial automobile	75,808	13.2	82,242	13.3	88,174	14.0
Homeowners	66,770	11.6	57,515	9.3	49,644	7.9
Business owners policies	13,742	2.4	12,481	2.0	9,204	1.5
Personal umbrella	2,663	0.5	2,158	0.3	1,811	0.3
Dwelling fire	2,900	0.5	2,341	0.4	1,971	0.3
Commercial umbrella	689	0.1	658	0.1	532	—

Total	$573,509	100.0%	$619,848	100.0%	$629,511	100.0%

        Our product lines are as follows:

        Private Passenger Automobile (71.7% of 2008 direct written premiums).    Private passenger automobile insurance is our primary product, and we support all Massachusetts policy forms and limits of coverage. Private passenger automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils. We have priced our private passenger coverage competitively by offering group discounts since 1995 and we currently offer approximately 190 affinity group discount programs ranging from 3% to 8% discounts. Under Massachusetts' Managed Competition regulations, we decreased our rates an average 6.7% effective in 2008. We also offered, effective April 1, 2008, various new discounts including a discount of 10% when a private passenger policy is issued along with a non private passenger policy with us, a longevity/renewal credit of up to 8% for policyholders who maintain continuous coverage with us, and a 7% e-Customer discount for policyholders who want electronic policy issuance with one combined bill with their other policies. We will begin using three rating tiers effective April 1, 2009. A Companion Policy Client Tier, which is policyholders that have a non private passenger automobile policy with us, will receive a rate decrease of 2.5%. A Loyal Automobile Client Tier, which is policyholders who have been insured with Safety two or more years, will see no rate change. A New Insurance Client Tier, which is policyholders that don't qualify for the other two tiers, will have a rate increase of 2.5%.

        Commercial Automobile (13.2% of 2008 direct written premiums).    Our commercial automobile program supports all Massachusetts policy forms and limits of coverage including endorsements that broaden coverage over and above that offered on the standard Massachusetts policy forms. Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business. We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers, and insure individual vehicles as well as commercial fleets. Commercial automobile policies are written at a standard rate through Safety Insurance. We did not file for rate changes during 2006, 2007 or 2008. Qualifying risks eligible for preferred rates are written through Safety Indemnity which uses rates that are 20% lower than Safety Insurance. Effective December 1, 2007, qualifying risks eligible for ultra preferred rates are written through Safety P&C which uses rates that are 35% lower than Safety Insurance.

        Homeowners (11.6% of 2008 direct written premiums).    We offer a broad selection of coverage forms for qualified policyholders. Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy. We write policies on homes, condominiums, and apartments. We offer loss-free credits of up to 16% for eight years of loss free experience, an account credit of up to 20% when a home is written together with an automobile, and a 7% e-Customer discount for policyholders who want electronic policy issuance with one combined bill with their other policies. All forms of homeowners coverage are written at a standard rate through Safety Insurance. We received approval for a rate increase of 1.6% effective May 1, 2008. Qualifying risks eligible for preferred rates are written through Safety Indemnity which uses rates that are 13% lower than Safety Insurance. Effective September 1, 2007, qualifying risks eligible for ultra preferred rates are written through Safety P&C which uses rates that are 22% lower than Safety Insurance.

        Business Owners Policies (2.4% of 2008 direct written premiums).    We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses. Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss. Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers. We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

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

        Personal Umbrella (0.5% of 2008 direct written premiums).    We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients. We offer a discount (account credit) of 10% when an umbrella policy is written together with an automobile insurance policy. We write policies at standard rates with limits of $1,000 to $5,000.

        Dwelling Fire (0.5% of 2008 direct written premiums).    We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences. We offer superior construction and protective device credits, with a discount (account credit) of 5% when a dwelling fire policy is issued along with an automobile policy. We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

        Commercial Umbrella (0.1% of 2008 direct written premiums).    We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies. The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks. We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

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

Distribution

        We distribute our products exclusively through independent agents, unlike some of our competitors, which use multiple distribution channels. We believe this gives us a competitive advantage with the agents. With the exception of our ERPs, we do not accept business from insurance brokers. Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority. We reserve the ability under Massachusetts law to cancel any coverage, other than private passenger automobile insurance, within the first 30 days after it is bound. In total, our 827 independent agents (including our ERPs) have 969 offices (some agencies have more than one office) and approximately 5,299 customer service representatives.

        Voluntary Agents.    In 2008, we obtained approximately 83% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents. As of February 10, 2009, we had agreements with 572 voluntary agents. Our voluntary agents are located in all regions of Massachusetts.

        We look for agents with profitable portfolios of business. To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 64.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 300 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the performance of our agents during the prior year. If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us. We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards. Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by premiums. No individual agency generated more than 3.5% of our direct written premiums in 2008.

        Exclusive Representative Producers.    In 2008, our ERPs generated approximately 17% of our direct written premiums for automobile insurance. As of December 31, 2008, we had 25 private passenger automobile ERPs. CAR defines ERPs as licensed dwelling fire or casualty insurance agents or brokers who have a place of business in Massachusetts, but have no existing voluntary independent agency relationship with an automobile insurer conducting business in Massachusetts.

        Massachusetts law guarantees that CAR provides motor vehicle insurance coverage to all qualified applicants. To facilitate this system, under CAR's prior rules, any qualified licensed insurance producer that is unable to obtain a voluntary automobile relationship with an insurer becomes an ERP and is assigned to an insurer, which is then required to write that agent's policies. As noted, the MAIP began April 1, 2008 and is scheduled to be fully implemented by April 1, 2009. Beginning April 1, 2008 all Massachusetts agents (including ERPs) were authorized to submit eligible business to the MAIP for random assignment to a servicing carrier such as Safety Insurance. We began receiving individual policies assigned to us from the MAIP on April 1, 2008. As a result of CAR's new rules, effective April 1, 2009 ERPs will no longer be assigned to us or any Massachusetts personal automobile insurer, and we will instead be allocated all residual market business through the MAIP.

        CAR has a Limited Servicing Carrier Program (the "LSC program") for ceded commercial automobile policies. CAR approved Safety Insurance and five other servicing carriers through a Request for Proposal to process approximately $166,000 of CAR ceded premium which will be spread equitably among the six servicing carriers. CAR has assigned 353 voluntary agents (many of which are already voluntary agents of Safety) and 103 ERPs to Safety Insurance for the LSC program. In addition during 2007, CAR requested bids for the ceded taxi/limousine/car service commercial automobile business pool. Safety Insurance bid through a Request for Proposal to process approximately $16,000 of ceded taxi/limousine/car service commercial automobile business based on CAR data as of December 31, 2006, and was approved effective January 1, 2008 to be one of two servicing carriers for this business, which will be spread equitably among the two servicing carriers.

        The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	For the Years Ended December 31,
	2008		2007		2006
Line of Business	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile:
Voluntary agents	395,989	1.2%	391,255	6.8%	366,220	3.7%
ERPs	55,342	-35.9	86,312	-13.0	99,196	-15.3
MAIP	8,983	—	—	—	—	—

Total private passenger automobile	460,314	-3.6	477,567	2.6	465,416	-1.0

Commercial automobile:
Voluntary agents	44,692	-6.0	47,537	-1.2	48,117	3.7
ERPs	5,474	-10.8	6,134	-7.3	6,619	180.5

Total commercial automobile	50,166	-6.5	53,671	-1.9	54,736	12.3

Other:
Homeowners	79,359	14.0	69,635	8.8	64,020	-0.3
Business owners	6,654	25.9	5,285	9.2	4,838	22.5
Personal umbrella	10,528	20.5	8,735	13.4	7,705	2.9
Dwelling fire	2,908	20.0	2,424	11.6	2,173	-3.2
Commercial umbrella	459	12.0	410	31.8	311	25.9

Total other	99,908	15.5	86,489	9.4	79,047	1.2

Total	610,388	-1.2	617,727	3.1	599,199	0.4

Total voluntary agents	549,572	4.6	525,281	6.5	493,384	3.3
Total ERPs	60,816	-34.2%	92,446	-12.6%	105,815	-11.4%

        Our total written exposures decreased by 1.2% for the year ended December 31, 2008. The decrease was primarily the result of our voluntary agent written exposures increasing by 4.6% and our ERP written exposures decreasing by 34.2%. Our private passenger automobile exposures decreased by 3.6% in 2008 primarily as a result of the decrease of our ERP written exposures due to the transition to MAIP effective April 1, 2008 as discussed above. The 2007 decrease in our ERP written exposures was due to a CAR ERP redistribution which began in 2006 and our offering of voluntary agency contracts to some of our ERPs. Our commercial automobile exposures decreased by 6.5% in 2008 primarily as a result of reduced exposures from ERPs submitting business through the CAR LSC program. Our other than auto exposures increased by 15.5% in 2008 primarily as a result of our voluntary agents' efforts to sell multiple products to their clients.

 Marketing

        We view the independent agent as our customer and business partner. As a result, a component of our marketing efforts focuses on developing interdependent relationships with leading Massachusetts agents that write profitable business and positioning ourselves as the preferred insurance carrier of those agents, thereby receiving a larger portion of each agent's aggregate business. Our principal marketing strategies to agents are:

  •
  To offer a range of products, which we believe enables our agents to meet the insurance needs of their clients, and overcomes the agent's resistance to placing their clients' automobile, homeowners and other coverages with different insurers;

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

        Beginning in 2007, we started a comprehensive branding campaign using a variety of radio, television, internet and print advertisements.

        Commission Schedule and Profit Sharing Plan.    We have several programs designed to attract profitable new business from agents by paying them more than the minimum commission the law requires for private passenger auto (which is 13.0% of premiums for 2008 and 2009). We recognize our top performing agents by making them members of either our Chairman's Elite, Chairman's, President's, Executive's or Preferred Agent's Club. In 2008, members of these Clubs received a commission of up to 20.0% of premiums for each new private passenger auto policy and up to 29.0% of premiums for each new homeowner policy.

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

        Pricing.    Prior to April 1, 2008 our pricing strategy for private passenger automobile insurance primarily depended on the maximum permitted premium rates and minimum permitted commission levels mandated by the Commissioner. Beginning April 1, 2008 subject to the Commissioner's review we set rates for our private passenger business using industry loss cost data, our own loss experience, residual market deficits, catastrophe modeling and prices charged by our competitors in the Massachusetts market. Beginning April 1, 2008 subject to Commissioner review, CAR sets the premium rates for personal automobile policies reinsured through CAR and policies assigned to carriers by the MAIP. However companies may only charge the insured the lower of the CAR/MAIP rate or the company's competitive voluntary market rate. Safety Insurance's approved rate is lower than the CAR/MAIP rate and all policies we reinsure with CAR after April 1, 2008 or are assigned by the MAIP after April 1, 2008 will be written at our approved rate. We have filed and been approved for modifications in our rates effective April 1, 2009 that are expected to result in no change in our average total rates. We will also begin using three rating tiers effective April 1, 2009. A Companion Policy Client Tier, which is policyholders that have a non private passenger automobile policy with us will receive a rate decrease of 2.5%. A Loyal Automobile Client Tier, which is policyholders who have been insured with Safety two or more years will have no rate change. A New Insurance Client Tier, which is policyholders that don't qualify for the other two tiers will have a rate increase of 2.5%.

        We offer group discounts to members of 190 affinity groups. In general, we target affinity groups with a mature and stable membership base along with favorable driving records, offering between a 3% and 8% discount (with 4% being the average discount offered). Approximately 9.0% of the private passenger policies we issue receive an affinity group discount.

        Subject to the Commissioner's review, CAR sets the premium rates for commercial automobile policies reinsured through CAR. Subject to the Commissioner's review, we set rates for commercial automobile policies that are not reinsured through CAR, and for all other insurance lines we offer, including homeowners, dwelling fire, personal umbrella, commercial umbrella, commercial package policies and business owner policies. We base our rates on industry loss cost data, our own loss experience, residual market deficits, catastrophe modeling and prices charged by our competitors in the Massachusetts market. We have three pricing tiers for most products, utilizing Safety Insurance for standard rates, Safety Indemnity for preferred rates and Safety P&C for ultra preferred rates. We received approval for a rate increase of 2.1% for our Safety Insurance commercial automobile line effective December 16, 2004, and did not file for a rate change during 2005, 2006, 2007 or 2008. We received approval for a rate deviation for Safety P&C commercial automobile of 35% below our comparable Safety Insurance rate. We received approval for a rate increase of 1.6% for our homeowners line effective May 1, 2007.

        Cede/Retain Decisions.    Until April 1, 2009 under CAR's current rules for private passenger policies, we must decide, within 23 days after the effective date of renewing an existing policy, whether to cede it to CAR's reinsurance pool (effective April 1, 2008, new policies may not be ceded to CAR). Each Massachusetts private passenger automobile insurer must bear a portion of the losses of the private passenger reinsurance pool. Under CAR's current rules, we are able to reduce our total allocated share of the losses of the reinsurance pool by ceding less business to the pool than our proportionate share. As a result, in determining whether to cede an underpriced policy to CAR's private passenger automobile reinsurance pool, we attempt to evaluate whether we are likely to incur greater total losses by ceding it to the pool or by retaining it. According to the January 29, 2009 CAR Cession Volume Analysis—Private Passenger Report, as of November 30, 2008, we have ceded 3.1% of our private passenger automobile business to the pool in 2008, compared to an average of 3.0% for the industry. Our goal is to cede only those policies that incur fewer total losses resulting from a cession to CAR than the total losses incurred by retaining the policy.

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

        Policy Processing and Rate Pursuit.    Our underwriting department assists in processing policy applications, endorsements, renewals and cancellations. For many years, we have used and implemented proprietary software that enables agents to connect to our network and enter policy and endorsement applications for private passenger automobile insurance from their office computers. In our private passenger automobile insurance line, our agents now submit approximately 99% of all applications for new policies or endorsements for existing policies through our proprietary information portal, the AVC. During 2007, we introduced propriety software for our commercial automobile and homeowners insurance lines of business that offers the same functionality that we provide in our personal automobile software.

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

        We believe that our technology initiatives have increased revenue and decreased costs. For example, these initiatives have allowed us to reduce the number of call-center transactions which we perform, and to transfer many manual processing functions from our internal operations to our independent agents. We also believe that these initiatives have contributed to our overall increases in productivity. In 1990, we had 399 employees and $154,997 in direct written premiums. As of December 31, 2008, we had 599 employees and $573,509 in direct written premiums, which represents an increase from $388 direct written premiums per employee in 1990 to $957 direct written premiums per employee in 2008.

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

        The RadicalGlass.com application allows our claims department to contain glass costs by increasing the windshield repair to replacement ratio. For every windshield that is repaired rather than replaced there is an average savings of approximately $275 per windshield claim.

        Our first VIP Claims Center was introduced during 2006 to provide increased service levels to our independent insurance agents and their clients. We currently operate three VIP Claims Centers which use a network of rental car centers and auto body repair shops to provide a higher level of service to the clients of the independent insurance agents while reducing costs, such as rental expense, through reduced cycle times.

        Billing.    Proprietary billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders. We believe the sophistication of our direct bill system helps us to limit our bad debt expense. In both 2008 and 2007 our bad debt expense as a percentage of direct written premiums was 0.2%.

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

        Claims.    We provide tools for our agents to participate in our exclusive claim transfer process. Insured reports claim to our agent and through advanced technology it is transferred to our adjusters to begin processing the loss immediately. This reduces cycle time and redundancy by several days.

Claims

        Because of the unique differences between the management of casualty claims and property claims, we use separate departments for each of these types of claims.

Casualty Claims

        We have a proven record of settling casualty claims below the industry average in Massachusetts. According to the Automobile Insurers Bureau, our average casualty claim settlement during the period from January 1994 through June 30, 2008, was $5,648, approximately 3.0% lower than the Massachusetts industry average of $5,822.

        We have adopted stringent claims settlement procedures, which include guidelines that establish maximum settlement offers for soft tissue injuries, which constituted approximately 71% of our bodily injury claims in 2008. If we are unable to settle these claims within our guidelines, we generally take the claim to litigation. We believe that these procedures result in providing our adjusters with a uniform approach to negotiation.

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

        We believe the structure of our casualty claims unit allows us to respond quickly to claimants anywhere in the Commonwealth of Massachusetts. Comprising 110 people, the department is organized into distinct claim units that contain loss costs for soft tissue injuries. Field adjusters are located geographically for prompt response to claims, with our litigation unit focused on managing loss costs and litigation expenses for serious injury claims.

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

        When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2008, is adequate to cover the ultimate net cost of losses and claims incurred as of that date.

        Management determines its loss and loss adjustment expense ("LAE") reserves estimates based upon the analysis of the Company's actuaries. Management has established a process for the Company's actuaries to follow in establishing reasonable reserves. The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management. The Company's estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $346,014 to a high of $394,268 as of December 31, 2008. The Company's loss and LAE reserves, based on management's best estimate, were set at $391,070 as of December 31, 2008. The ultimate liability may be greater or less than reserves carried at the balance sheet date. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. We do not discount any of our reserves.

        The following table presents development information on changes in the reserves for losses and loss adjustment expenses ("LAE") of our Insurance Subsidiaries for the three years ended December 31, 2008.

	Years Ended December 31,
	2008	2007	2006
Reserves for losses and LAE, beginning of year	$477,720	$449,444	$450,716
Less reinsurance recoverable on unpaid losses and LAE	(84,290)	(78,464)	(80,550)

Net reserves for losses and LAE, beginning of year	393,430	370,980	370,166

Incurred losses and LAE, related to:
Current year	405,761	405,284	396,653
Prior years	(35,938)	(30,791)	(42,747)

Total incurred losses and LAE	369,823	374,493	353,906

Paid losses and LAE related to:
Current year	229,924	229,237	219,879
Prior years	142,259	122,806	133,213

Total paid losses and LAE	372,183	352,043	353,092

Net reserves for losses and LAE, end of year	391,070	393,430	370,980
Plus reinsurance recoverables on unpaid losses and LAE	76,489	84,290	78,464

Reserves for losses and LAE, end of year	$467,559	$477,720	$449,444

        At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $35,938, $30,791 and $42,747, during 2008, 2007 and 2006, respectively. The decrease in prior year reserves during 2008 resulted from re-estimations of prior year ultimate loss and LAE liabilities and is primarily composed of reductions of $21,752 in the our retained automobile reserves and $8,905 in the CAR assumed reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

        The following table represents the development of reserves, net of reinsurance, for calendar years 1998 through 2008. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2008.

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

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
Reserves for losses and LAE originally estimated	$391,070	$393,430	$370,980	$370,166	$366,730	$310,012	$266,636	$227,377	$211,834	$206,613	$195,990
Cumulative amounts paid as of:
One year later		140,060	122,806	133,213	144,600	150,354	137,092	118,141	114,016	107,937	92,791
Two years later			183,457	187,231	202,435	201,287	199,119	168,344	163,768	133,414	113,323
Three years later				221,390	233,513	232,539	225,350	196,340	185,396	154,395	135,024
Four years later					251,303	247,073	238,087	212,079	194,891	163,903	144,985
Five years later						255,798	243,677	217,009	204,290	167,829	149,548
Six years later							246,488	218,419	206,324	171,148	150,940
Seven years later								219,397	206,801	171,871	152,243
Eight years later									207,180	172,157	152,533
Nine years later										172,359	152,714
Ten years later											152,862

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
Reserves re-estimated as of:
One year later		$357,492	$340,189	$327,419	$327,110	$303,234	$266,817	$225,115	$204,531	$179,650	$169,940
Two years later			311,972	310,614	304,891	291,100	269,941	227,764	206,340	176,008	156,590
Three years later				289,109	297,790	280,507	264,961	231,190	208,587	175,868	154,867
Four years later					284,542	277,835	260,398	229,699	209,517	176,025	154,530
Five years later						271,205	257,836	227,428	208,343	175,367	154,572
Six years later							253,711	225,705	208,232	174,469	153,926
Seven years later								223,554	207,084	174,121	153,920
Eight years later									205,891	173,681	153,778
Nine years later										173,163	153,428
Ten years later											153,102
Cumulative (redundancy) deficiency 2008		$(35,938)	$(59,008)	$(81,057)	$(82,188)	$(38,807)	$(12,925)	$(3,823)	$(5,943)	$(33,450)	$(42,888)

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
Gross liability—end of year	$467,559	$477,720	$449,444	$450,716	$450,897	$383,551	$333,297	$302,556	$302,131	$315,226	$311,846
Reinsurance recoverables	76,489	84,290	78,464	80,550	84,167	73,539	66,661	75,179	90,297	108,613	115,856
Net liability—end of year	391,070	393,430	370,980	370,166	366,730	310,012	266,636	227,377	211,834	206,613	195,990
Gross estimated liability—latest		431,528	376,411	350,760	347,933	334,869	315,157	277,135	272,459	240,631	224,531
Reinsurance recoverables—latest		74,036	64,439	61,651	63,391	63,664	61,446	53,581	66,568	67,468	71,429
Net estimated liability—latest		$357,492	$311,972	$289,109	$284,542	$271,205	$253,711	$223,554	$205,891	$173,163	$153,102

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

        The table also shows that we have substantially benefited in the current and prior years from releasing redundant reserves. In the years ended December 31, 2008, 2007 and 2006 we decreased loss reserves related to prior years by $35,938, $30,791 and $42,747, respectively. Reserves and development are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, "Executive Summary and Overview."

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

        We are selective in choosing our reinsurers, seeking only those companies that we consider to be financially stable and adequately capitalized. In an effort to minimize exposure to the insolvency of a reinsurer, we continuously evaluate and review the financial condition of our reinsurers. Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A" (Superior). All of our other reinsurers have an A.M. Best rating of "A" (Excellent) or better except for PARIS RE which is rated "A-" (Excellent).

        We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2008 protected us in the event of a "208-year storm" (that is, a storm of a severity expected to occur once in a 208 year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association. In 2008, we purchased four layers of excess catastrophe reinsurance providing coverage for property losses in excess of $15,000 up to a maximum of $330,000. Our reinsurers co-participation is 90.0% of $15,000 for the 1st layer, 85.0% of $40,000 for the 2nd layer, 85.0% of $210,000 for the 3rd layer, and 50.0% of $50,000 for the 4th layer.

        In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in cost of repairs due to increased estimates in the amount of "demand surge" in the periods following a significant event. While we have continued to manage our exposure to catastrophes such as hurricanes, and have not increased the amount of property we insure subject to a loss from a hurricane, the changes to the various software models during the past few years, and again in 2008 have increased our modeled probable maximum loss due to catastrophic events. We continue to adjust our reinsurance programs as a result of the changes to the models. For 2009, we have purchased three layers of excess catastrophe reinsurance providing coverage for property losses in excess of $30,000 up to a maximum of $350,000. Our reinsurers' co-participation is 90.0% of $50,000 for the 1st layer, 90.0% of $50,000 for the

2nd layer and 75.0% of $220,000 for the 3rd layer. As a result of these changes to the models, and our revised reinsurance program, we maintain coverage that protects us in the event of a "140-year storm" (that is, a storm of a severity expected to occur once in a 140 year period).

        We also have casualty excess of loss reinsurance for large casualty losses occurring in our automobile, homeowners, dwelling fire, business owners policies, commercial package policies, personal umbrella and commercial umbrella lines of business in excess of $2,000 up to a maximum of $10,000. We have property excess of loss reinsurance coverage for large property losses, with coverage in excess of $1,500 up to a maximum of $15,000, for our homeowners, business owner, and commercial package policies. In addition, we have a quota share reinsurance agreement for personal and commercial umbrella lines of business under which we cede 90.0% of the premiums. For 2008, we ceded 90.0% of losses under our personal and commercial umbrella policies with an annual aggregate deductible of $75. We also have a reinsurance agreement with Hartford Steam Boiler Inspection and Insurance Company, which is a quota share agreement under which we cede 100% of the premiums and losses for the equipment breakdown coverage under our business owner policies and commercial package policies.

        In the wake of the September 11, 2001 tragedies, reinsurers have begun to exclude coverage for claims in connection with any act of terrorism. Our reinsurance program excludes coverage for acts of terrorism, except for fire or collapse losses as a result of terrorism, under homeowners, dwelling fire, private passenger automobile and commercial automobile policies. For business owner policies and commercial package policies, terrorism is excluded if the total insured value is greater than $20,000.

        The Terrorism Risk Insurance Act of 2002 ("TRIA") was signed into law on November 26, 2002, and expired December 31, 2005. The Terrorism Risk Insurance Extension Act of 2005 was signed into law on December 22, 2005, and expired December 31, 2007. The Terrorism Risk Insurance Extension Act of 2007 ("TRIEA") was signed into law on December 26, 2007 which reauthorized TRIA for seven years, expanded the definition of an "Act of Terrorism" while expanding the private sector role and reducing the federal share of compensation for insured losses under the program. The intent of this legislation is to provide federal assistance to the insurance industry for the needs of commercial insurance policyholders with the potential exposure for losses due to acts of terrorism. The TRIEA provides reinsurance for certified acts of terrorism. Effective January 1, 2008, we began to issue policy endorsements for all commercial policyholders to comply with TRIA after obtaining Commissioner approval.

        As of December 31, 2008, we had no material amounts recoverable from any reinsurer, excluding the residual markets described below. On March 10, 2005, our Board of Directors adopted a resolution that prohibits Safety from purchasing finite reinsurance (reinsurance that transfers only a relatively finite or limited amount of risk to the reinsurer) without approval by the Board. To date, the Company has never purchased a finite reinsurance contract.

        In addition to the above mentioned reinsurance programs and as described in more detail above under "The Massachusetts Property and Casualty Insurance Market," we are a participant in CAR, the Massachusetts mandated residual market under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. This residual market mechanism is being phased out, as described earlier. We also participate in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by insurers writing homeowners insurance in Massachusetts.

 Competition

        The property and casualty insurance business is highly competitive and many of our competitors have substantially greater financial and other resources than we do. We compete with both large national writers and smaller regional companies. Our competitors include companies, which, like us, serve the independent agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer rather than to an independent agency and, potentially, lower cost structures. A material reduction in the amount of business independent agents sell would adversely affect us. Further, we and others compete on the basis of the commissions and other cash and non-cash incentives provided to agents. Although historically, a number of national insurers that are much larger than we are have chosen not to compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. The Commissioner has announced that her Managed Competition reforms were, in part, designed to make Massachusetts more appealing to these companies. During 2008 and early 2009 the following companies have entered the market: Progressive Insurance Company, Peerless (a subsidiary of Liberty Mutual), AIG, Vermont Mutual, and Preferred Mutual. These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel. There can be no assurance that we will be able to compete effectively against these companies in the future.

        In Massachusetts, as of December 31, 2008, 21 insurers actively wrote private passenger automobile insurance, according to CAR. Of these 21 insurers, 5 are national companies which use independent agents to sell their products, 8 are regional or Massachusetts-only companies which use independent agents to sell their products (including us) and 8 are national, regional or Massachusetts-only companies which sell their products directly to policyholders. Our principal competitors within the Massachusetts private passenger automobile insurance industry are both regional companies, Commerce Group, Inc. and Arbella Insurance Group, which held 30.9% and 9.4% market shares based on automobile exposures, respectively, in 2008 according to CAR.

Employees

        At December 31, 2008, we employed 599 employees. Our employees are not covered by any collective bargaining agreement. Management considers our relationship with our employees to be good.

Investments

        Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings. Our investment objective is to focus on maximizing total returns while investing conservatively. We maintain a high quality investment portfolio consistent with our established investment policy. As of December 31, 2008, all securities in our fixed income securities portfolio were rated investment grade by Moody's, except for approximately 2% of our portfolio which Moody's does not rate. According to our investment guidelines, no more than 2.0% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities). This one issuer must be rated "A" or above by Moody's. In addition, no more than 0.5% of our portfolio may be invested in securities of any one issuer rated "Baa", or the lowest investment grade assigned by Moody's. We continually monitor the mix of taxable and tax-exempt securities, in an attempt to maximize our total after-tax return. Since 1986, we have utilized the services of a third-party investment manager.

        The following table reflects the composition of our investment portfolio at December 31, 2008 and 2007:

	At December 31,
	2008		2007
	Estimated Fair Value	% of Portfolio	Estimated Fair Value	% of Portfolio
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$296,886	29.4%	$292,613	29.0%
Obligations of states and political subdivisions	501,621	49.6	529,117	52.4
Asset-backed securities(1)	60,534	6.0	101,514	10.1
Corporate and other securities	61,130	6.0	78,784	7.8

Subtotal, fixed maturity securities	$920,171	91.0	$1,002,028	99.3
Equity securities	8,040	0.8	6,977	0.7
Short term securities(2)	82,928	8.2	—	—

Totals	$1,011,139	100.0%	$1,009,005	100.0%

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $286,100 and $258,310 at amortized cost and $294,064 and $258,876 at fair value as of December 31, 2008 and 2007, respectively. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.
(2)
Short term securities consist of U.S. Treasury bills with original maturities of six months.

        While we have held common equity securities in our investment portfolio in the past, as of December 31, 2008, we held no such securities in our investment portfolio, except for interests in mutual funds to fund the Safety Insurance Company Executive Incentive Compensation Plan, a non-qualified deferred compensation plan maintained for the purpose of providing deferred compensation to a select group of management. We continuously evaluate market conditions and we expect in the future to purchase common equity securities.

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

        The following table reflects our investment results for each year in the three-year period ended December 31, 2008:

	Years Ended December 31,
	2008	2007	2006
Average cash and invested securities (at cost)	$1,060,554	$1,002,349	$917,981
Net investment income(1)	$45,771	$44,255	$40,293
Net effective yield(2)	4.3%	4.4%	4.4%

(1)
After investment expenses, excluding realized investment gains (losses).
(2)
Net investment income for the period divided by average invested securities and cash for the same period.

        Net effective yield declined slightly in 2008 to 4.3% from 4.4% in 2007. Net investment income increased primarily due to a $58,205 increase in average cash and invested securities (at cost). Net effective yield remained constant in 2007 from 2006 and net investment income increased primarily due to an $84,369 increase in average cash and invested securities (at cost).

        As of December 31, 2008, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities, except the few securities not rated by Moody's.

        The composition of our fixed income security portfolio by Moody's rating was as follows:

	December 31, 2008
	Estimated Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$296,886	32.3%
Aaa/Aa	421,417	45.8
A	147,086	16.0
Baa	35,252	3.8
Not rated	19,530	2.1

Total	$920,171	100.0%

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

        The Securities Valuation Office of the National Association of Insurance Commissioners (the "SVO") evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. SVO ratings are reviewed at least annually. At December 31, 2008, 89.5% of our fixed maturity investments were rated Category 1 and 10.2% of our fixed maturity investments were rated Category 2, the two highest ratings assigned by the SVO. One investment, which represents 0.3% of our fixed maturity investments portfolio, was rated at Category 3 by the SVO.

        The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2008.

	December 31, 2008
	Estimated Fair Value	Percent
Due in one year or less	$10,678	1.2%
Due after one year through five years	249,425	27.1
Due after five years through ten years	154,817	16.8
Due after ten years through twenty years	138,225	15.0
Due after twenty years	12,428	1.4
Asset-backed securities(1)	354,598	38.5

Totals	$920,171	100.0%

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

Ratings

        A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on April 10, 2008. Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Very Vulnerable)." Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the Company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

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

        Insurance Regulation Concerning Dividends.    We rely on dividends from the Insurance Subsidiaries for our cash requirements. The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the shareholders of an insurance company. The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time. As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2008, the statutory surplus of Safety Insurance was $560,462 and its net income for 2008 was $68,509. A maximum of $68,509 will be available during 2009 for such dividends without prior approval of the Commissioner.

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

        Protection Against Insurer Insolvency.    Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund ("Insolvency Fund"). The Insolvency Fund must pay any claim up to $300 of a policyholder of an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within sixty days after the declaration of insolvency. Members of the Insolvency Fund are assessed the amount the Insolvency Fund deems necessary to pay its obligations and expenses in connection with handling covered claims. Subject to certain exceptions, assessments are made in the proportion that each member's net written premiums for the prior calendar year for all property and casualty lines bore to the corresponding net written premiums for Insolvency Fund members for the same period. As a matter of Massachusetts law, insurance rates and premiums include amounts to recoup any amounts paid by insurers for the costs of the Insolvency Fund. With respect to private passenger automobile insurance rates and premiums, the Commissioner has historically made an adjustment in his or her annual rate decision reflecting any Insolvency Fund-related costs reported by the industry in its rate filing. By statute, no insurer in Massachusetts may be assessed in any year an amount greater than two percent of that insurer's direct written premium for the calendar year prior to the assessment. We account for allocations from the Insolvency Fund as underwriting expenses. CAR also assesses its members as a result of insurer insolvencies. Because CAR is not able to recover an insolvent company's share of the net CAR losses from the Insolvency Fund, CAR must increase each of its member's share of the deficit in order to compensate for the insolvent carrier's inability to pay its deficit assessment. It is anticipated that there will be future assessments from time to time relating to various insolvencies.

        The Insurance Regulatory Information System.    The Insurance Regulatory Information System ("IRIS") was developed to help state regulators identify companies that may require special financial attention. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios. The statistical phase consists of 13 key financial ratios based on year-end data that are generated annually from the database of the National Association of Insurance Commissioners ("NAIC"). Each ratio has an established "usual range" of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

        A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In 2008, all our ratios for all our Insurance Subsidiaries were within the normal range, with the exception of Change in Net Premiums Written for Safety P&C. The unusual value resulted due to a one-time prospective adjustment made to premiums effective January 1, 2007 related to Safety P&C's entry to the intercompany pooling arrangement among the Insurance Subsidiaries. In 2007, all our ratios for all our Insurance Subsidiaries were within the normal range, with the exception of Change in Net Premiums Written for Safety Indemnity and Safety P&C due to a reapportionment of the participation percentages in the intercompany pooling agreement among the Insurance Subsidiaries effective January 1, 2007. In 2006, all our ratios for our Insurance Subsidiaries were within the normal range except for Net Change in Adjusted Policyholders' Surplus which exceeded the higher limit of the range.

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

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2008, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk based capital action level.

        Regulation of Private Passenger Automobile Insurance in Massachusetts.    Our principal line of business is Massachusetts private passenger automobile insurance. As described in more detail above under "The Massachusetts Property and Casualty Insurance Market," prior to April 1, 2008 regulation of private passenger automobile insurance in Massachusetts differed significantly from how this line of insurance is regulated in other states. These differences included the requirements that the premium rate we and all insurers must charge was fixed and established by the Commissioner, that our ability and that of our competitors to deviate from the rate set by the Commissioner was restricted, and that some of our insurance producers are assigned to us as a matter of law. Beginning April 1, 2008 Massachusetts has moved to Managed Competition and is transitioning to an assigned risk plan. See "The Massachusetts Property and Casualty Insurance Market," as discussed above.

 Executive Officers and Directors

        The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

Name	Age	Position	Years Employed by Safety
David F. Brussard	57	President, Chief Executive Officer and Chairman of the Board	33
William J. Begley, Jr.	54	Vice President, Chief Financial Officer and Secretary	23
James D. Berry	49	Vice President—Insurance Operations	26
George M. Murphy	42	Vice President—Marketing	20
Robert J. Kerton	62	Vice President—Claims	22
David E. Krupa	48	Vice President—Claims Operations	26
Daniel D. Loranger	69	Vice President—Management Information Systems and Chief Information Officer	28
Edward N. Patrick, Jr.	60	Vice President—Underwriting	35
A. Richard Caputo, Jr.	43	Director	—
Frederic H. Lindeberg	68	Director	—
Peter J. Manning	70	Director	—
David K. McKown	71	Director	—

        David F. Brussard was appointed Chairman of the Board in March 2004 and President and Chief Executive Officer ("CEO") in June 2001. Mr. Brussard has served as a Director of the Company since October 2001. Since January 1999, Mr. Brussard has been the CEO and President of the Insurance Subsidiaries. Previously, Mr. Brussard served as Executive Vice President of the Insurance Subsidiaries from 1985 to 1999 and as Chief Financial Officer and Treasurer of the Insurance Subsidiaries from 1979 to 1999. Mr. Brussard has been employed by one or more of our subsidiaries for over 33 years. Mr. Brussard is also Chairman of the Governing Committee and a member of the Budget Committee, Executive Committee and Nominating Committee of the Automobile Insurers Bureau of Massachusetts. Mr. Brussard is also on the Board of Trustees of the Insurance Library Association of Boston.

        William J. Begley, Jr.    was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 4, 2002. Since January 1999, Mr. Begley has been the Chief Financial Officer and Treasurer of the Insurance Subsidiaries. Previously, Mr. Begley served as Assistant Controller of the Insurance Subsidiaries from 1985 to 1987, as Controller from 1987 to 1990 and as Assistant Vice President/Controller from 1990 to 1999. Mr. Begley has been employed by the Insurance Subsidiaries for over 23 years. Mr. Begley also serves on the Audit Committee of CAR and is a member of the Board of Directors of the Massachusetts Insurers Insolvency Fund.

        James D. Berry was appointed Vice President of Insurance Operations of the Company on October 1, 2005. Mr. Berry has been employed by the Insurance Subsidiaries for over 26 years and has directed the Company's Massachusetts Private Passenger line of business since 2001. Mr. Berry serves on the Market Review Committee of CAR and the Personal Lines Rules and Forms Committee of the Automobile Insurers Bureau of Massachusetts. He also represents Safety on the Computer Sciences Corporation Series II Advisory Council.

        George M. Murphy was appointed Vice President of Marketing on October 1, 2005. Mr. Murphy has been employed by the Insurance Subsidiaries for over 20 years and most recently served as Director of Marketing.

        Robert J. Kerton was appointed Vice President of Casualty Claims of the Company on March 4, 2002. Mr. Kerton has served as Vice President of Claims of the Insurance Subsidiaries since 1986 and has been employed by the Insurance Subsidiaries for over 22 years. Mr. Kerton previously served

18 years with Allstate Insurance Company in various Massachusetts claim management assignments. Mr. Kerton had served as Chairman of the Claims Committee of the Automobile Insurers Bureau of Massachusetts. He is Vice Chairman of the Claims Committee of CAR, and is a member of the Governing Board of the Massachusetts Insurance Fraud Bureau.

        David E. Krupa was appointed Vice President of Property Claims of the Company on March 4, 2002. Mr. Krupa has served as Vice President of Claims of the Insurance Subsidiaries since July 1990 and has been employed by the Insurance Subsidiaries for over 26 years. Mr. Krupa was first employed by the Company in 1982 and held a series of management positions in the Claims Department before being appointed Vice President in 1990. Mr. Krupa is a member of the Auto Damage Appraisers Licensing Board of Massachusetts. In addition, Mr. Krupa has been a member of several claims committees both at the Automobile Insurers Bureau of Massachusetts and CAR.

        Daniel D. Loranger was appointed Vice President of Management Information Systems of the Company on March 4, 2002. Mr. Loranger has served as Vice President of Management Information Systems and Chief Information Officer of the Insurance Subsidiaries since 1980 and has been employed by the Insurance Subsidiaries for over 28 years. Mr. Loranger began his data processing career with Raytheon Manufacturing in 1960.

        Edward N. Patrick, Jr.    was appointed Vice President of Underwriting of the Company on March 4, 2002. Mr. Patrick has served as Vice President of Underwriting of the Insurance Subsidiaries since 1979 and as Secretary since 1999. He has been employed by one or more of our subsidiaries for over 35 years. Mr. Patrick has served on several committees of CAR, including the MAIP Steering, Actuarial, Market Review, Servicing Carrier, Statistical, Automation and Reinsurance Operations Committees. Mr. Patrick has also served on the Operations Committee of CAR since 1984 and has served as its chairman since 1998.

        A. Richard Caputo, Jr.    has served as a director of the Company since June 2001. Mr. Caputo is a managing principal of The Jordan Company, a private investment firm, which he has been with since 1990. Mr. Caputo is also a director of TAL International, Inc., Universal Technical Institute, Inc. and various privately held companies.

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

        David K. McKown has served as director of the Company since November 2002. Mr. McKown has been a Senior Advisor to Eaton Vance Management since 2000, focusing on business origination in real estate and asset-based loans. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993, where he focused on acquisitions and high-yield bank debt financings. Mr. McKown has been in the banking industry for 48 years, worked for BankBoston for over 32 years and had previously been the head of BankBoston's real estate department, corporate finance department, and a managing director of BankBoston's private equity unit. Mr. McKown is currently a director of Global Partners L.P., and Newcastle Investment Corp., and various privately held companies.

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

        Approximately 71.7% of our direct written premiums for the year ended December 31, 2008, were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

Because we write insurance principally in Massachusetts, our business may be adversely affected by conditions in Massachusetts, including the potential affect of the Commissioner's new Managed Competition.

        Almost all of our direct written premiums are currently generated in Massachusetts. Our revenues and profitability are therefore subject to prevailing regulatory, economic, demographic, competitive and other conditions in Massachusetts. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. Massachusetts has recently enacted significant changes to the regulatory framework relating to private passenger automobile insurance. These changes include rate competition and restructuring the private passenger automobile insurance residual market. The Commissioner intends that these changes will increase competition and result in lower premiums in private passenger automobile insurance in the state. We cannot estimate how these regulatory changes will affect our private passenger automobile insurance business over the near and the long terms. Adverse results could include loss of market share, decreased revenue, and/or increased costs. Additional competitors may enter the market in response to these changes; one national insurer recently announced that it would begin writing automobile insurance in Massachusetts and others could follow. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple states.

        On June 20, 2007, we applied for admission in the State of New Hampshire for a Certificate of Authority to transact insurance business. On October 16, 2007, the State of New Hampshire Insurance Department issued a Certificate of Authority for property and casualty insurance to each of the Insurance Subsidiaries. We began writing business in New Hampshire late in 2008.

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

        Because some of our insureds live near the Massachusetts coastline, we also have a potential exposure to losses from hurricanes and major coastal storms such as Nor'easters. Although we purchase catastrophe reinsurance to limit our exposure to these types of natural catastrophes, in the event of a major catastrophe resulting in property losses to us in excess of $350,000 our losses would exceed the limits of this reinsurance in addition to losses from our quota share retention of a portion of the risk up to $350,000.

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

        The property and casualty insurance business is highly competitive and many of our competitors have substantially greater financial and other resources than us. We compete with both large national writers and smaller regional companies. Further, our competitors include other companies which, like us, serve the independent agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer rather than to an independent agency and, potentially, lower cost structures. A material reduction in the amount of business independent agents sell would directly and negatively affect our profitability and our ability to compete with insurers that do not rely solely on the independent agency market to sell their products. Further, our Company and others compete on the basis of the commissions and other cash and non-cash incentives provided to agents. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts personal auto market, if one or more of these companies decided to aggressively enter the market it could reduce our share of the Massachusetts market and thereby have a material adverse effect on us. These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel. Progressive Corporation, a large insurer that markets directly to policyholders rather than through agents, along with other carriers have entered the Massachusetts private passenger automobile insurance market. We are unable to predict the long-term effects on our business of the new Managed Competition regulatory environment.

As a holding company, Safety Insurance Group, Inc. is dependent on the results of operations of the Safety Insurance Company.

        Safety Insurance Group, Inc. is a company and a legal entity separate and distinct from Safety Insurance Company, our principal operating subsidiary. As a holding company without significant operations of its own, the principal sources of Safety Insurance Group, Inc.'s funds are dividends and other distributions from Safety Insurance Company. Our rights to participate in any distribution of assets of Safety Insurance Company are subject to prior claims of policyholders, creditors and preferred shareholders, if any, of Safety Insurance Company (except to the extent that our rights, if any, as a creditor are recognized). Consequently, our ability to pay debts, expenses and cash dividends to our shareholders may be limited. The ability of Safety Insurance Company to pay dividends is subject to limits under Massachusetts insurance law. Further, the ability of Safety Insurance Group, Inc. to pay dividends, and our subsidiaries' ability to incur indebtedness or to use the proceeds of equity offerings, will be subject to limits under our revolving credit facility.

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

        Massachusetts requires that all licensed property and casualty insurers bear a portion of the losses suffered by some insureds as a result of impaired or insolvent insurance companies by participating in the Massachusetts Insurers Insolvency Fund ("Insolvency Fund"). Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer. These assessments are made by the Insolvency Fund to cover the cost of paying eligible claims of policyholders of these insolvent insurers, and by CAR, to recover the shares of net CAR losses that would have been assessed to the insolvent companies but for their insolvencies. In addition, Massachusetts has established an underwriting association in order to ensure that property insurance is available for owners of high risk property who are not able to obtain insurance from private insurers. The losses of this underwriting association are shared by all insurers that write property and casualty insurance in Massachusetts. We are assessed from time to time to pay these losses. The effect of these assessments could reduce our profitability in any given period and limit our ability to grow our business.

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

        Massachusetts Personal Auto Regulation.    We have been subject to the extensive regulation of the private passenger automobile insurance industry in Massachusetts. Owners of registered automobiles are required to maintain minimum automobile insurance coverages. Historically, we have been required by law to issue a policy to any applicant who seeks it. Prior to April 1, 2008 we were assigned certain agents that have been unable to obtain a voluntary contract with another insurer. We call these agents ERPs. In addition, we are required to participate in a state mandated reinsurance program run by CAR, to which we cede certain undesirable risks and from which we are allocated a portion of the program's overall losses. On April 1, 2008 an assigned risk plan ("MAIP") for private passenger automobile insurance started a transition away from the prior system of ERPs assigned to Safety and began the assignment of individual risks to us. The MAIP will be fully implemented April 1, 2009 and replaces CAR as the private passenger automobile insurance residual market in Massachusetts. These programs operate at an underwriting deficit and result in expense for us. Our ability to earn profits may be restricted by these requirements.

        Our marketing and underwriting strategies had been limited by maximum premium rates and minimum agency commission levels for personal automobile insurance, which were mandated by the Commissioner. The Commissioner mandated an average rate decrease in private passenger automobile premiums of 11.7%, 8.7% and 1.7% for 2007, 2006 and 2005, respectively. The Commissioner mandated average rate increases of 2.5% and 2.7% for 2004 and 2003, respectively. Under Massachusetts' Managed Competition regulations, we decreased our rates an average 6.7% effective in 2008. We have filed and been approved for modifications in our rates effective April 1, 2009 that are expected to result in no change in our average total rates. In addition, prior to April 1, 2008, the Commissioner annually established the minimum commission rate that insurers must pay their auto insurance agents. The Commissioner approved a commission rate, as a percentage of premiums of 13.0%, 11.8%, and 10.9% in 2007, 2006, and 2005, respectively. We have filed for and been approved for a commission rate of 13.0% for 2008 and 2009 which first took effect on April 1, 2008.

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

        On June 20, 2007, we applied for admission in the State of New Hampshire for a Certificate of Authority to transact insurance business. On October 16, 2007, the State of New Hampshire Insurance Department issued a Certificate of Authority for property and casualty insurance to each of the Insurance Subsidiaries. We began writing business in New Hampshire late in 2008.

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

        Our results of operations depend in part on the performance of our invested assets. As of December 31, 2008, based upon fair value measurement, 91.0% of our investment portfolio was invested in fixed maturity securities, 0.8% in common equity securities and 8.2% in short term securities. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors.

        We have a significant investment portfolio and adverse capital market conditions, including but not limited to volatility and credit spread changes, will impact the liquidity and value of our investments, potentially resulting in higher realized or unrealized losses. Values of our investments can also be impacted by reductions in price transparency and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition.

        Recent developments in the global financial markets may adversely affect our investment portfolio and overall performance. Global financial markets have recently experienced unprecedented and challenging conditions. If conditions further deteriorate, our business could be affected in different ways. Continued turbulence in the U.S. economy and contraction in the credit markets could adversely affect our profitability, demand for our products or our ability to raise rates, and could also result in declines in market value and future impairments of our investment assets.

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

        Our certificate of incorporation, bylaws and the laws of Delaware contain provisions that may delay, deter or prevent a takeover attempt that shareholders might consider in their best interests. For example, our organizational documents provide for a classified board of directors with staggered terms, prevent shareholders from taking action by written consent, prevent shareholders from calling a special meeting of shareholders, provide for supermajority voting requirements to amend our certificate of incorporation and certain provisions of our bylaws and provide for the filling of vacancies on our board of directors by the vote of a majority of the directors then in office. These provisions will render the removal of the incumbent board of directors or management more difficult. In addition, these provisions may prevent shareholders from receiving the benefit of any premium over the market price of our common stock offered by a bidder in a potential takeover. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

        The Massachusetts insurance law prohibits any person from acquiring control of us, and thus indirect control of Safety Insurance Group, Inc., without the prior approval of the Commissioner. That law presumes that control exists where any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10% or more of our outstanding voting stock. Even persons who do not acquire beneficial ownership of more than 10% of the outstanding shares of our common stock may be deemed to have acquired such control if the Commissioner determines that such control exists in fact. Therefore, any person seeking to acquire a controlling interest in us would face regulatory obstacles which could delay, deter or prevent an acquisition that shareholders might consider in their best interests.

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

Future sales of shares of our common stock by our existing shareholders in the public market, or the possibility or perception of such future sales, could adversely affect the market price of our stock.

        Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock hold approximately 21.0% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time. Sales of substantial amounts of our common stock in the public market by our existing shareholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of the date of this report, the Company had no unresolved comments from the Commission staff regarding its periodic or current reports under the Exchange Act.

ITEM 2.    PROPERTIES

        We conduct most of our operations in approximately 104 thousand square feet of leased space at 20 Custom House Street in downtown Boston, Massachusetts. Our lease expires in December 2018.

ITEM 3.    LEGAL PROCEEDINGS

        Our Insurance Subsidiaries are parties to a number of lawsuits arising in the ordinary course of their insurance business. We believe that the ultimate resolution of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial condition.

        In addition, on November 21, 2008, the Massachusetts Office of the Attorney General (the "AG") delivered a civil investigative demand to Safety Insurance Company, one of our operating subsidiaries (the "CID"). The CID directed us to produce certain information related to the Company's policies and practices in connection with underwriting insurance policies on motorcycles and adjusting total loss claims under such policies. We understand that certain other insurance companies are also being investigated by the AG related to their policies and practices related to motorcycle insurance.

        The focus of the AG's attention appears to be on the insured values determined by us for purposes of charging premiums for physical damage insurance coverage. In 2008, coverage for motorcycles represented 1.9% of our total private passenger automobile insurance. We have been cooperating with the AG and responding to the CID and various related additional requests for information by the AG since that time.

        In connection with the matters addressed by the CID, the AG delivered a letter to Safety Insurance Company dated February 2, 2009, in which the AG stated that it "has reason to believe that Safety Insurance Company has violated the Massachusetts Consumer Protection Act , G.L. c. 93A, § 2, by engaging in unfair and deceptive acts and practices regarding motorcycle insurance. Specifically, the Attorney General has reason to believe that the Company overcharged its customers for motorcycle insurance and engaged in related unfair claims settlement practices." By issuing this letter the AG has met a statutory prerequisite to filing a civil complaint under the Massachusetts Consumer Protection Act against the Company.

        We are engaged in ongoing discussions with the AG with respect to the matters raised in the February 2, 2009 letter. In view of the uncertainties involved in this matter and its early stage, we are unable to predict the outcome of this matter and have not established any reserve in connection with it.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of 2008.

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of March 6, 2009, there were 23 holders of record of the Company's common stock, par value $0.01 per share, and we estimate another 9,800 held in "Street Name."

        The Company's common stock (symbol: SAFT) is listed on the NASDAQ Global Select Market. The following table sets forth the high and low close prices per share for each full quarterly period within the Company's two most recent fiscal years.

2008	High	Low
First quarter	$39.55	$32.82
Second quarter	$39.82	$35.12
Third quarter	$44.16	$35.45
Fourth quarter	$43.00	$29.68

2007	High	Low
First quarter	$50.89	$38.00
Second quarter	$43.60	$39.30
Third quarter	$41.70	$31.51
Fourth quarter	$38.51	$34.47

        The closing price of the Company's common stock on March 10, 2009 was $29.71 per share.

        During 2008, the Company declared and paid four quarterly cash dividends to shareholders, which totaled $26,015. During 2007, the Company declared and paid four quarterly cash dividends to shareholders, which totaled $21,048. On February 17, 2009, the Company's Board of Directors declared a quarterly cash dividend of $0.40 per share to shareholders of record on March 2, 2009, payable on March 13, 2009. The Company plans to continue to declare and pay quarterly cash dividends in 2009, depending on the Company's financial position and the regularity of its cash flows.

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

        The information called for by Item 201 (d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 18, 2009 in Boston, MA, which the company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2008 (the Company's fiscal year end), and such information is incorporated herein by reference.

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

        During the fourth quarter of 2008, the following purchases of our common shares were made pursuant to a Rule 10b5-1 plan adopted by the company on September 28, 2007 which permits shares to be repurchased when we might otherwise be precluded from doing so under securities laws.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1–October 31	28,381	$31.11	150,705	$25,088
November 1–November 30	68,323	$31.93	219,028	$22,907
December 1–December 31	12,985	$32.56	232,013	$22,484

 COMMON STOCK PERFORMANCE GRAPH

        Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Stock, for the period beginning on December 31, 2003 and ending on December 31, 2008, with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of six selected property & casualty insurance companies over the same period. The peer group consists of Baldwin & Lyons, Inc., the Harleysville Group, Inc., Mercury General Corp., State Auto Financial Corp., Selective Insurance Group, Inc., and Donegal Group, Inc. The graph shows the change in value of an initial $100 investment on December 31, 2003, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since December 31, 2003 Among
Safety Insurance Group, Inc.,
Property & Casualty Insurance Peer Group and the NASDAQ Stock Market Index

$350
$300
$250
$200
$150
$100
$50
$313
$245
$253
$234
$187
$156
$141
$145
$142
$119
$132
$122
$109
$111
$100
$64

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Safety Insurance Group, Inc.	$100	$187	$245	$313	$234	$253
Property & Casualty Insurance Peer Group	$100	$119	$141	$156	$145	$142
NASDAQ Stock Market Index	$100	$109	$111	$122	$132	$64

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2008.

        The selected historical consolidated financial data for the years ended December 31, 2008, 2007 and 2006 and as of December 31, 2008 and 2007 have been derived from the financial statements of Safety Insurance Group, Inc. included in this annual report which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data for the years ended December 31, 2006, 2005 and 2004 and as of December 31, 2005 and 2004 have been derived from Safety Insurance Group, Inc.'s consolidated financial statements not included in this annual report, which have been audited by PricewaterhouseCoopers LLP.

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
Direct written premiums	$573,509	$619,848	$629,511	$649,113	$628,295
Net written premiums	552,904	600,572	620,908	632,836	618,923
Net earned premiums	576,556	609,208	624,933	622,831	592,292
Investment income	45,771	44,255	40,293	31,573	27,259
Net realized gains (losses) on investments	678	(6)	358	305	1,274
Finance and other service income	17,995	16,623	15,128	16,748	15,615

Total revenue	641,000	670,080	680,712	671,457	636,440

Loss and loss adjustment expenses	369,823	374,493	353,906	385,593	425,061
Underwriting, operating and related expenses	172,987	170,657	162,220	146,669	145,075
Other expenses	—	—	—	—	—
Interest expenses	81	83	86	948	672

Total expenses	542,891	545,233	516,212	533,210	570,808

Income before income taxes	98,109	124,847	164,500	138,247	65,632
Income tax expense	27,851	37,434	52,559	43,065	20,642

Net income	$70,258	$87,413	$111,941	$95,182	$44,990

Net income per common share available to common shareholders:
Basic	$4.38	$5.46	$7.07	$6.11	$2.94

Diluted	$4.36	$5.43	$6.99	$5.97	$2.90

Cash dividends paid per common share	$1.60	$1.30	$0.86	$0.60	$0.44

Weighted average number of common shares outstanding:
Basic	16,046,937	16,022,074	15,838,335	15,578,039	15,315,877

Diluted	16,114,355	16,095,512	16,005,913	15,953,737	15,526,892

	Years Ended December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Total cash and investment securities	$1,071,590	$1,055,316	$966,888	$877,570	$820,269
Total assets	1,437,817	1,446,992	1,355,748	1,257,675	1,206,445
Losses and loss adjustment expenses reserves	467,559	477,720	449,444	450,716	450,897
Total debt	—	—	—	—	19,956
Total liabilities	834,446	876,992	859,400	869,726	901,111
Total shareholders' equity	603,371	570,000	496,348	387,949	305,334
Statutory Data:
Policyholders' surplus (at period end)	$560,462	$514,957	$457,505	$350,833	$278,161
Loss ratio(1)	64.1%	61.5%	56.6%	61.9%	71.7%
Expense ratio(1)	30.7	28.3	26.2	23.4	23.7

Combined ratio(1)	94.8%	89.8%	82.8%	85.3%	95.4%

GAAP Ratios:
Loss ratio(1)	64.1%	61.5%	56.6%	61.9%	71.8%
Expense ratio(1)	30.0	28.0	26.0	23.5	24.5

Combined ratio(1)	94.1%	89.5%	82.6%	85.4%	96.3%

(1)
The loss ratio is the ratio of losses and loss adjustment expenses to net earned premiums. The expense ratio, when calculated on a statutory accounting basis, is the ratio of underwriting expenses to net written premiums, and when calculated on a GAAP basis is the ratio of underwriting expense to net earned premiums. The combined ratio is the sum of the loss ratio and the expense ratio. Please refer to Insurance Ratios under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion on the comparison of the above statutory insurance ratios to our GAAP ratios.

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

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 71.7% of our direct written premiums in 2008), we offer a portfolio of other insurance products, including commercial automobile (13.2% of 2008 direct written premiums), homeowners (11.6% of 2008 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 3.5% of 2008 direct written premiums). Operating virtually exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C, (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with 827 independent insurance agents in 969 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.1% and 11.7% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2008, according to the Commonwealth Automobile Reinsurers ("CAR") Cession Volume Analysis Report of March 3, 2009, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer's number of car-years, a measure we refer to in this discussion as automobile exposures.

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

Massachusetts Automobile Insurance Market

        We have been subject to extensive regulation in the private passenger automobile insurance industry in Massachusetts, which represented 71.7% of our direct written premiums in 2008. Owners of registered automobiles in Massachusetts are required to maintain minimum automobile insurance coverage. Prior to April 1, 2008, the Commissioner of Insurance (the "Commissioner") had fixed and established the maximum rates that could be charged for private passenger automobile insurance. Prior to April 1, 2008, as a servicing carrier of CAR, we were required to issue a policy to all qualified applicants. CAR operates at an underwriting deficit. This deficit is allocated among every Massachusetts automobile insurance company, including us, based on a complex formula that takes into consideration a company's voluntary market share, the rate at which it cedes business to CAR, and the company's utilization of a credit system CAR has designed to encourage carriers to reduce their use of CAR. In addition, based on our market share, we have been assigned certain licensed producers by CAR that have been unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs.

        On July 16, 2007, the Commissioner issued two decisions that significantly changed how private passenger automobile insurance is regulated in Massachusetts. In the first decision, the Commissioner approved and set a time table for the implementation of new CAR rules pursuant to which the current reinsurance program run by CAR is being replaced with an assigned risk plan, the Massachusetts Automobile Insurance Plan ("MAIP"). Under these new rules, we will no longer be assigned ERPs whose business we must insure (subject to the option of ceding it to CAR) and instead, we will be assigned individual policies by CAR. The MAIP began with business effective on or after April 1, 2008 for new business and those risks that have 10 or more Safe Driver Points. The last policy effective date on which any risk can be ceded to CAR in accordance with the current reinsurance program is March 31, 2009. We are not able at this time to determine what effect these new CAR rules will have on our business.

        The Commissioner's decision to implement an assigned risk plan brought to a close a lengthy period of regulatory and judicial consideration of the Massachusetts private passenger residual market.

        In the second decision referenced above, the Commissioner announced that she would not fix and establish the maximum premium rates that can be charged for private passenger automobile insurance policies issued or renewed after April 1, 2008. In a letter accompanying the decision, the Commissioner stated that in place of the "fixed and established" system, she would institute a system that introduces competitive pricing to the Massachusetts private passenger automobile insurance market, which the Commissioner has described as "managed competition" ("Managed Competition"). On October 5, 2007, the Commissioner issued a Competitive Rating Regulation; 211 CMR 79.00: Private Passenger Motor Vehicle Insurance Rates that describes the technical details of Managed Competition (the "Regulation"). The Regulation governs the rate filing that an insurer can file.

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

        The Commissioner has issued a number of bulletins addressing issues related to the implementation of Managed Competition (the "Rating Bulletins"). Rating Bulletins 2007-07, 2007-08, and 2008-09 limit rates to not more than 110% of what the previous year's premium rate level would have been for each risk. Rating Bulletin 2007-10 sets standards for filing policy forms and application for insurance. Rating Bulletin 2007-11 offers guidance on required and optional discounts, and Rating Bulletin 2008-17 limits the ability of companies to offer different rate levels within companies of the same insurance group or among risk categories within a single insurance company.

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

        Under Managed Competition, we decreased our rates an average 6.7% in 2008. We have filed and been approved for modifications in our rates effective April 1, 2009 that are expected to result in no change in our average total rates. We will also begin using three rating tiers effective April 1, 2009. A Companion Policy Client Tier, which is policyholders that have a non private passenger automobile policy with us will receive a rate decrease of 2.5%. A Loyal Automobile Client Tier, which is policyholders who have been insured with Safety two or more years will see no rate change. A New Insurance Client Tier, which is policyholders that don't qualify for the other two tiers will have a rate increase of 2.5%. Our rates include a 13.0% commission rate for agents.

        Our direct written premiums increased by 0.3% between 2003 and 2008, from $571,545 to $573,509. However, our direct written premiums decreased by 7.5% in 2008 primarily as a result of Managed Competition rate decreases effective on and after April 1, 2008.

        For the year ended December 31, 2008, our average private passenger automobile premium per exposure decreased by 7.9% from the year ended December 31, 2007. The table below shows average Massachusetts private passenger automobile premium rate changes and changes in our average premium per automobile exposure.

Massachusetts Private Passenger Automobile Rates

Year	Average Rate Change(1)	Safety Change in Average Premium per Automobile Exposure(2)
2008	(6.7)%	(7.9)%
2007	(11.7)%	(5.5)%
2006	(8.7)%	(6.8)%
2005	(1.7)%	0.1%
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%
1998	(4.0)%	2.8%

(1)
Source: Commissioner rate decisions for 1998—2007 and Safety Insurance for 2008. The 11.7% average rate decrease in 2007 was in effect for the period April 1, 2007 through March 31, 2008. Under Managed Competition, the 6.7% average rate decrease in 2008 is effective for the period April 1, 2008 through March 31, 2009.
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

        Our statutory insurance ratios are outlined in the following table:

	Years Ended December 31,
	2008	2007	2006
Statutory Ratios:
Loss Ratio	64.1%	61.5%	56.6%
Expense Ratio	30.7	28.3	26.2

Combined Ratio	94.8%	89.8%	82.8%

        Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

        Our GAAP insurance ratios are outlined in the following table:

	Years Ended December 31,
	2008	2007	2006
GAAP Ratios:
Loss Ratio	64.1%	61.5%	56.6%
Expense Ratio	30.0	28.0	26.0

Combined Ratio	94.1%	89.5%	82.6%

Stock-Based Compensation

        On June 25, 2002, the Board of Directors of the Company (the "Board") adopted the 2002 Management Omnibus Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options ("NQSOs"), stock appreciation rights and restricted stock ("RS") awards.

        On March 10, 2006, the Board approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes. A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The

Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. Under the Incentive Plan, as amended, the maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. As of December 31, 2008, there were 1,056,795 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants outstanding under the Incentive Plan as of December 31, 2008, were comprised of 246,325 restricted shares and 238,666 nonqualified stock options.

        Grants made under the Incentive Plan are as follows:

Type of Equity Awarded	Effective Date	Number of Awards Granted	Exercise Price(1) or Fair Value(2) per Share		Vesting Terms	Expiration Date
NQSOs	November 27, 2002	379,000	$12.00	(1)	5 years, 20% annually	November 27, 2012
NQSOs	February 20, 2003	99,000	$13.30	(1)	5 years, 20% annually	February 20, 2013
NQSOs	March 31, 2003	292,000	$13.03	(1)	3 years, 30%-30%-40%	March 31, 2013
NQSOs	August 21, 2003	10,000	$15.89	(1)	5 years, 20% annually	August 21, 2013
NQSOs	March 25, 2004	111,000	$18.50	(1)	5 years, 20% annually	March 25, 2014
RS	March 25, 2004	70,271	$18.50	(2)	3 years, 30%-30%-40%	N/A
NQSOs	August 30, 2004	10,000	$21.40	(1)	5 years, 20% annually	August 30, 2014
NQSOs	March 16, 2005	78,000	$35.23	(1)	5 years, 20% annually	March 16, 2015
RS	March 16, 2005	56,770	$35.23	(2)	3 years, 30%-30%-40%	N/A
RS	March 16, 2005	4,000	$35.23	(2)	No vesting period(3)	N/A
NQSOs	March 10, 2006	126,225	$42.85	(1)	5 years, 20% annually	March 10, 2016
RS	March 10, 2006	58,342	$42.85	(2)	3 years, 30%-30%-40%	N/A
RS	March 10, 2006	4,000	$42.85	(2)	No vesting period(3)	N/A
RS	February 26, 2007	65,760	$45.62	(2)	3 years, 30%-30%-40%	N/A
RS	February 26, 2007	4,000	$45.62	(2)	No vesting period(3)	N/A
RS	March 22, 2007	49,971	$38.78	(2)	5 years, 20% annually	N/A
RS	March 10, 2008	76,816	$35.80	(2)	3 years, 30%-30%-40%	N/A
RS	March 10, 2008	4,000	$35.80	(2)	No vesting period(3)	N/A
RS	March 20, 2008	45,779	$34.37	(2)	5 years, 20% annually	N/A

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

Reinsurance

        We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan"). In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to adjust our reinsurance programs as a result of the changes to the models. As of January 1 2009, our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $350,000. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance protects us in the event of a "140-year storm" (that is, a storm of a severity expected to occur once in a 140-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A" (Superior). All of our other reinsurers have an A.M. Best rating of "A" (Excellent) or better except for PARIS RE which is rated "A-" (Excellent). We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan's exposure to catastrophe losses has increased and as a result the FAIR Plan has decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2008, the FAIR Plan purchased $1,100,000 of catastrophe reinsurance for property losses in excess of $180,000. At December 31, 2008, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

        Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $346,014 to $394,268 as of December 31, 2008, as compared to a range of $354,330 to $399,814 for 2007. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. The Company's selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $391,070 as of December 31, 2008, as compared to $393,430 for December 31, 2007.

        The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2008 and December 31, 2007.

	December 31, 2008
Line of Business	Low	Recorded	High
Private passenger automobile	$239,026	$271,445	$272,098
Commercial automobile	55,452	60,063	60,364
Homeowners	35,452	40,772	40,944
All other	16,084	18,790	20,862

Total	$346,014	$391,070	$394,268

	December 31, 2007
Line of Business	Low	Recorded	High
Private passenger automobile	$253,837	$282,419	$284,013
Commercial automobile	55,125	59,036	61,369
Homeowners	31,217	34,336	34,984
All other	14,151	17,639	19,448

Total	$354,330	$393,430	$399,814

        The following tables present our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31, 2008 and December 31, 2007.

	December 31, 2008
Line of Business	Case	IBNR	Total
Private passenger automobile	$210,626	$22,561	$233,187
CAR assumed private passenger auto	23,992	14,266	38,258
Commercial automobile	32,704	10,302	43,006
CAR assumed commercial automobile	9,372	7,685	17,057
Homeowners	17,466	9,015	26,481
FAIR Plan assumed homeowners	5,886	8,405	14,291
All other	8,084	10,706	18,790

Total net reserves for losses and LAE	$308,130	$82,940	$391,070

	December 31, 2007
Line of Business	Case	IBNR	Total
Private passenger automobile	$209,561	$25,798	$235,359
CAR assumed private passenger auto	28,363	18,697	47,060
Commercial automobile	31,048	8,979	40,027
CAR assumed commercial automobile	10,128	8,881	19,009
Homeowners	14,807	6,589	21,396
FAIR Plan assumed homeowners	5,539	7,401	12,940
All other	7,371	10,268	17,639

Total net reserves for losses and LAE	$306,817	$86,613	$393,430

        For our private passenger automobile, commercial automobile and homeowners lines of business as of December 31, 2008 and 2007, due to the relatively long time we have been writing these lines of insurance, and our stable long-term trends in frequency and severity, the range of reserves is relatively narrow. For our all other lines of business as of December 31, 2008 and 2007, due to the relatively short time we have been writing these lines of business, the sparse amount of data and the resulting immature history available for our analysis, the range of reserves is relatively wide. We have recorded reserves closer to the high in the ranges of our projections.

        Our IBNR reserves for CAR assumed private passenger and commercial automobile business are 37.3% and 45.1% respectively of our total reserves for CAR assumed private passenger and commercial automobile business as of December 31, 2008 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves.

        The following tables present information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of December 31, 2008 and December 31, 2007.

	December 31, 2008
Line of Business	Retained	Assumed	Net
Private passenger automobile	$233,187
CAR assumed private passenger automobile		$38,258
Net private passenger automobile			$271,445
Commercial automobile	43,006
CAR assumed commercial automobile		17,057
Net commercial automobile			60,063
Homeowners	26,481
FAIR Plan assumed homeowners		14,291
Net homeowners			40,772
All other	18,790	—	18,790

Total net reserves for losses and LAE	$321,464	$69,606	$391,070

	December 31, 2007
Line of Business	Retained	Assumed	Net
Private passenger automobile	$235,359
CAR assumed private passenger automobile		$47,060
Net private passenger automobile			$282,419
Commercial automobile	40,027
CAR assumed commercial automobile		19,009
Net commercial automobile			59,036
Homeowners	21,396
FAIR Plan assumed homeowners		12,940
Net homeowners			34,336
All other	17,639	—	17,639

Total net reserves for losses and LAE	$314,421	$79,009	$393,430

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

        The portion of reserves based upon CAR estimates should decline over time as a result of the institution of the MAIP and phase-out of the CAR reinsurance pool, as described elsewhere in this report.

Sensitivity Analysis

        Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the year ended December 31, 2008, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $5,766. Each 1 percentage-point change in the loss and loss expense ratio would have had a $3,748 effect on net income, or $0.23 per diluted share.

        Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the year ended December 31, 2008. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent Change in Frequency	No Change in Frequency	+1 Percent Change in Frequency
Private passenger automobile direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,664)	$(2,332)	$—
Estimated increase in net income	3,032	1,516	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,332)	—	2,332
Estimated increase (decrease) in net income	1,516	—	(1,516)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,332	4,664
Estimated decrease in net income	—	(1,516)	(3,032)
Commercial automobile direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(860)	(430)	—
Estimated increase in net income	559	280	—
No Change in Severity
Estimated (decrease) increase in reserves	(430)	—	430
Estimated increase (decrease) in net income	280	—	(280)
+1 Percent Change in Severity
Estimated increase in reserves	—	430	860
Estimated decrease in net income	—	(280)	(559)
Homeowners direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(530)	(265)	—
Estimated increase in net income	345	172	—
No Change in Severity
Estimated (decrease) increase in reserves	(265)	—	265
Estimated increase (decrease) in net income	172	—	(172)
+1 Percent Change in Severity
Estimated increase in reserves	—	265	530
Estimated decrease in net income	—	(172)	(345)
All other direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(376)	(188)	—
Estimated increase in net income	244	122	—
No Change in Severity
Estimated (decrease) increase in reserves	(188)	—	188
Estimated increase (decrease) in net income	122	—	(122)
+1 Percent Change in Severity
Estimated increase in reserves	—	188	376
Estimated decrease in net income	—	(122)	(244)

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

        The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2008. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent Change in Estimation	+1 Percent Change in Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(383)	$383
Estimated increase (decrease) in net income	249	(249)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(171)	171
Estimated increase (decrease) in net income	111	(111)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(143)	143
Estimated increase (decrease) in net income	93	(93)

Reserve Development Summary

        The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $35,938, $30,791 and $42,747 for the years ended December 31, 2008, 2007 and 2006, respectively.

        The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2008, 2007 and 2006. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

	Years Ended December 31,
Accident Year	2008	2007	2006
1998 & prior	$(326)	$(350)	$(141)
1999	(191)	(96)	(208)
2000	(675)	(700)	238
2001	(958)	(575)	(2,159)
2002	(1,973)	(839)	(2,292)
2003	(2,507)	(109)	(6,029)
2004	(6,619)	(4,429)	(11,627)
2005	(8,258)	(9,704)	(20,529)
2006	(6,714)	(13,989)	—
2007	(7,717)	—	—

All prior years	$(35,938)	$(30,791)	$(42,747)

        The decreases in prior years reserves during the 2008 period resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2008 decrease is primarily composed of reductions of $21,752 in our retained automobile reserves and $8,905 in CAR assumed reserves. The decreases in prior years reserves during the 2007 period resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2007 decrease is primarily composed of reductions of $15,503 in our retained automobile reserves and $11,335 in CAR assumed reserves. The decrease in prior year reserves during the 2006 period resulted from re-estimations of prior year ultimate loss and LAE liabilities and is composed primarily of a reduction of $23,945 in the Company's retained automobile reserves and a reduction of $14,006 in CAR assumed reserves.

        The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2008.

Accident Year	Private Passenger Automobile	Commercial Automobile	Homeowners	All Other	Total
1998 & prior	$(274)	$(52)	$—	$—	$(326)
1999	(107)	(81)	(3)	—	(191)
2000	(562)	(24)	(89)	—	(675)
2001	(799)	13	(146)	(26)	(958)
2002	(1,745)	12	(175)	(65)	(1,973)
2003	(1,795)	18	(500)	(230)	(2,507)
2004	(5,995)	(256)	(113)	(255)	(6,619)
2005	(6,473)	(1,062)	(342)	(381)	(8,258)
2006	(4,945)	(770)	(562)	(437)	(6,714)
2007	(4,265)	(1,495)	(1,030)	(927)	(7,717)

All prior years	$(26,960)	$(3,697)	$(2,960)	$(2,321)	$(35,938)

        To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

        The following table presents information by line of business for prior year development of retained (i.e., direct minus ceded) reserves for losses and LAE for the year ended December 31, 2008; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

Accident Year	Retained Private Passenger Automobile	Retained Commercial Automobile	Retained Homeowners	Retained All Other	Total
1998 & prior	$(149)	$(52)	$—	$—	$(201)
1999	(136)	(81)	—	—	(217)
2000	(556)	(27)	(72)	—	(655)
2001	(872)	(3)	(121)	(26)	(1,022)
2002	(1,774)	(21)	(136)	(65)	(1,996)
2003	(1,708)	(3)	(426)	(230)	(2,367)
2004	(5,163)	(253)	(63)	(255)	(5,734)
2005	(4,772)	(982)	(295)	(381)	(6,430)
2006	(2,973)	(600)	(475)	(437)	(4,485)
2007	(923)	(704)	(843)	(927)	(3,397)

All prior years	$(19,026)	$(2,726)	$(2,431)	$(2,321)	$(26,504)

        The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the year ended December 31, 2008.

Accident Year	CAR Assumed Private Passenger Automobile	CAR Assumed Commercial Automobile	FAIR Plan Homeowners	Total
1998 & prior	$(125)	$—	$—	$(125)
1999	29	0	(3)	26
2000	(6)	3	(17)	(20)
2001	73	16	(25)	64
2002	29	33	(39)	23
2003	(87)	21	(74)	(140)
2004	(832)	(3)	(50)	(885)
2005	(1,701)	(80)	(47)	(1,828)
2006	(1,972)	(170)	(87)	(2,229)
2007	(3,342)	(791)	(187)	(4,320)

All prior years	$(7,934)	$(971)	$(529)	$(9,434)

        Our private passenger automobile line of business prior year reserves decreased by $26,960 for the year ended December 31, 2008. The decrease was primarily due to improved retained private passenger results of $17,313 for the accident years 2002 through 2007, and improved assumed CAR results for the private passenger automobile pool of $7,847 for accident years 2004 through 2007. The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee meetings. The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

        Our commercial automobile line of business prior year reserves decreased by $3,697 for the year ended December 31, 2008 due primarily to fewer IBNR claims than previously estimated.

        Our homeowners line of business prior year reserves decreased by $2,960 for the year ended December 31, 2008. Our retained homeowners and FAIR Plan homeowners reserve decreased by $2,431 and $529, respectively.

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

        For further information, see "Results of Operations: Net Realized Investment Losses."

Results of Operations

        The following table shows certain of our selected financial results:

	Years Ended December 31,
	2008	2007	2006
Direct written premiums	$573,509	$619,848	$629,511
Net written premiums	552,904	600,572	620,908
Net earned premiums	576,556	609,208	624,933
Net investment income	45,771	44,255	40,293
Net realized gains (losses) on investments	678	(6)	358
Finance and other service income	17,995	16,623	15,128

Total revenue	641,000	670,080	680,712

Loss and loss adjustment expenses	369,823	374,493	353,906
Underwriting, operating and related expenses	172,987	170,657	162,220
Interest expenses	81	83	86

Total expenses	542,891	545,233	516,212

Income before income taxes	98,109	124,847	164,500
Income tax expense	27,851	37,434	52,559

Net income	$70,258	$87,413	$111,941

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

        Direct Written Premiums.    Direct written premiums for the year ended December 31, 2008, decreased by $46,339, or 7.5% to $573,509 from $619,848 for 2007. The 2008 decrease occurred primarily in our personal and commercial automobile lines, which experienced decreases of 7.9% and 2.3%, respectively, in average written premium per exposure and decreases of 3.6% and 6.5%, respectively, in written exposures. The decrease in our personal automobile line was largely as a result of rate decreases totaling 6.7% which we filed under the competitive pricing system introduced to the private passenger automobile market in Massachusetts beginning April 1, 2008. Offsetting these decreases, our homeowners line average written premium per exposure increased by 1.8% with a 14.0% increase in written exposures.

        Net Written Premiums.    Net written premiums for the year ended December 31, 2008, decreased by $47,668 or 7.9% to $552,904 from $600,572 for 2007. This decrease was primarily due to the factors that decreased direct written premiums combined with decreases in premiums assumed from CAR, and partially offset by decreases in premiums ceded to CAR. These decreases in CAR premiums are primarily due to the replacement of the current reinsurance program run by CAR with an assigned risk plan effective April 1, 2008 as discussed above in "Executive Summary and Overview: Massachusetts Automobile Insurance Market."

        Net Earned Premiums.    Net earned premiums for the year ended December 31, 2008, decreased by $32,652, or 5.4%, to $576,556 from $609,208 for 2007. This decrease was due to the factors that decreased direct and net written premiums.

        Net Investment Income.    Net investment income for the year ended December 31, 2008, was $45,771 compared to $44,255 for 2007, an increase of 3.4%. Average cash and investment securities (at cost) increased by $58,205, or 5.8%, to $1,060,554 for the year ended December 31, 2008, from $1,002,349 for 2007. The net effective yield on the investment portfolio decreased to 4.3% during the year ended December 31, 2008, compared to 4.4% during 2007. Our duration decreased to 3.2 years at December 31, 2008, from 4.2 years at December 31, 2007.

        Net Realized Gains (Losses) on Investments.    Net realized gains on investments was $678 for the year ended December 31, 2008 compared to net realized losses of $6 for the year ended December 31, 2007.

        The gross unrealized appreciation (depreciation) of investments in fixed maturity securities and equity securities, including interests in mutual funds, was as follows:

	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$288,598	$8,532	$(244)	$296,886
Obligations of states and political subdivisions	498,339	9,414	(6,132)	501,621
Asset-backed securities(1)	77,656	—	(17,122)	60,534
Corporate and other securities	65,243	420	(4,533)	61,130

Subtotal, fixed maturity securities	929,836	18,366	(28,031)	920,171
Equity securities	8,419	—	(379)	8,040
Short term securities	82,928	—	—	82,928

Totals	$1,021,183	$18,366	$(28,410)	$1,011,139

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $286,100 at amortized cost and $294,064 at fair value as of December 31, 2008. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

        As of December 31, 2008, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities All our securities received a rating assigned by Moody's of Baa or higher, except the few securities not rated by Moody's.

        The composition of our fixed income security portfolio by Moody's rating was as follows:

	December 31, 2008
	Estimated Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$296,886	32.3%
Aaa/Aa	421,417	45.8
A	147,086	16.0
Baa	35,252	3.8
Not rated	19,530	2.1

Total	$920,171	100.0%

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

        The following table illustrates the gross unrealized losses included in the Company's investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2008.

	As of December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$4,300	$9	$9,770	$235	$14,070	$244
Obligations of states and political subdivisions	116,605	4,524	32,220	1,608	148,825	6,132
Asset-backed securities	24,036	7,876	36,498	9,246	60,534	17,122
Corporate and other securities	21,503	931	16,307	3,602	37,810	4,533

Subtotal, fixed maturity securities	166,444	13,340	94,795	14,691	261,239	28,031
Equity securities	2,458	353	33	26	2,491	379

Total temporarily impaired securities	$168,902	$13,693	$94,828	$14,717	$263,730	$28,410

        Of the $28,410 gross unrealized losses as of December 31, 2008, $6,376 relates to fixed maturity obligations of U.S. Government agencies and obligations of states and political subdivisions. The remaining $22,034 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

        We continue to hold no subprime mortgage debt securities. All of our holdings in mortgage-backed securities are either U.S. Government or agency guaranteed or are rated Aaa/AAA. The unrealized losses recorded on the fixed maturity investment portfolio at December 31, 2008, resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity and our positive operating cash flows, we intend to and believe we have the ability to hold these securities for a period of time sufficient to allow for recovery in fair value. Therefore, these decreases in values are viewed as being temporary.

        During the year ended December 31, 2008, there was a significant deterioration in the issuer's financial condition of one of our holdings, American International Group, Inc. Accordingly, we recorded an other-than-temporary impairment charge of $1,032 for this security. During the year ended December 31, 2007, there was no significant deterioration in the credit quality of any of our other holdings.

        On January 1, 2008, we adopted Statement of Financial Accounting Standards 157, "Fair Value Measurements" ("FAS157"). FAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under FAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). The statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). The fair value hierarchy in FAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

  Level 1—Valuations based on quoted prices in active markets for identical assets and liabilities;

  Level 2—Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

  Level 3—Valuations based on unobservable inputs.

        We use observable inputs for the vast majority of our investment portfolio. Fair value measurements for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs, such as benchmark interest rates, market comparables, broker quotes and other relevant inputs. In circumstances where quoted prices or observable inputs are adjusted to reflect management's best estimate of fair value, such fair value measurements are considered a lower level measurement in the FAS 157 fair value hierarchy.

        As of December 31, 2008, approximately 99.8% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. The following table summarizes our total fair value measurements and the fair value measurements based on Level 3 inputs for investments at December 31, 2008.

	As of December 31, 2008
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity securities	$920,171	$—	$918,329	$1,842
Equity securities	8,040	8,040	—	—
Short term securities	82,928	—	82,928	—

Total investment securities	$1,011,139	$8,040	$1,001,257	$1,842

        The following table summarizes the changes in our Level 3 fair value measurements for the year ended December 31, 2008.

	Fixed Maturity Securities	Equity Securities	Total
Balance at January 1, 2008	$3,758	$—	$3,758
Net gains and losses included in earnings	—	—	—
Net losses included in other comprehensive income	(1,916)	—	(1,916)
Purchases and sales	—	—	—
Transfers in (out) of Level 3	—	—	—

Balance at December 31, 2008	$1,842	$—	$1,842

Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at December 31, 2008	$—	$—	$—

        On January 1 and December 31, 2008, one fixed maturity security was manually priced solely using broker quotes. This was deemed to render the fair value measurements as based upon unobservable inputs and accordingly, it was classified within Level 3. Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 inputs during the year ended December 31, 2008.

        Finance and Other Service Income.    Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the year ended December 31, 2008, was $17,995 compared to $16,623 for the 2007 period.

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for the year ended December 31, 2008, decreased by $4,670 or 1.2%, to $369,823 from $374,493 for the comparable 2007 period. Our GAAP loss ratio for the year ended December 31, 2008, increased to 64.1% compared to 61.5% for the comparable 2007 period. Our GAAP loss ratio excluding loss adjustment expenses for the year ended December 31, 2008, increased to 55.1% from 52.7% for the comparable 2007 period. The loss ratio increased primarily as a result of a decrease in personal automobile average earned premiums per exposure. In addition, for the quarter ended December 31, 2008, the pre-tax net impact of catastrophes was an estimated $4,000 in losses related to the December 2008 New England ice storm compared to no catastrophe losses for the comparable 2007 period. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2008 was $35,938 compared to prior year favorable development of $30,791 for the comparable 2007 period.

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expense for the year ended December 31, 2008 increased by $2,330 or 1.4%, to $172,987 from $170,657 for the comparable 2007 period. Our GAAP expense ratios for the year ended December 31, 2008, increased to 30.0% compared to 28.0% for the comparable 2007 period. The expense ratio increased primarily as a result of decreases in net earned premiums as discussed above.

        Interest Expenses.    Interest expense for the year ended December 31, 2008 was $81 compared to $83 for the comparable 2007 period. The credit facility commitment fee included in interest expense was $75 for both 2008 and 2007.

        Income Tax Expense.    Our effective tax rates were 28.4% and 30.0% for the years ended December 31, 2008 and 2007, respectively. These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income.

        Net Income.    Net income for the year ended December 31, 2008 decreased by $17,155 or 19.6%, to $70,258 from $87,413 for the comparable 2007 period. This decrease was primarily due to the factors discussed above.

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

        The gross unrealized appreciation (depreciation) of investments in fixed maturity securities and equity securities, including interests in mutual funds, was as follows:

	December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$290,828	$3,130	$(1,345)	$292,613
Obligations of states and political subdivisions	523,330	6,619	(832)	529,117
Asset-backed securities(1)	102,628	232	(1,346)	101,514
Corporate and other securities	78,574	833	(623)	78,784

Subtotal, fixed maturity securities	995,360	10,814	(4,146)	1,002,028
Equity securities	6,794	191	(8)	6,977

Totals	$1,002,154	$11,005	$(4,154)	$1,009,005

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

        Net cash provided by operating activities was $72,815, $116,828, and $101,227 during the years ended December 31, 2008, 2007 and 2006, respectively. The 2008 decline in net cash provided by operating activities was primarily due to the decrease of $46,339 in direct written premiums, as discussed above. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

        Net cash used for investing activities was $28,880, $74,814 and $230,397 during the years ended December 31, 2008, 2007 and 2006, which resulted primarily from purchases of fixed maturities in excess of sales and maturities of fixed maturities. The decreases in 2008 and 2007 were a result of a redeployment of reinvested cash received from sales, paydowns, and maturities of fixed income securities to cash and cash equivalents.

        Net cash used for financing activities was $29,795, $21,986, and $7,574 during the years ended December 31, 2008, 2007, and 2006, respectively. Net cash used for financing activities is primarily comprised of dividend payments to shareholders during 2008, 2007 and 2006 and the acquisition of treasury stock in 2008 and 2007.

        The Insurance Subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. Recently, the financial markets have experienced unprecedented declines in value, including many securities currently held by us. We believe that recent and ongoing government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of the assets we hold will allow us to realize these securities' anticipated long-term economic value. Furthermore, as of December 31, 2008, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. We do not anticipate the need to sell these securities to meet the Insurance Subsidiaries cash requirements. We expect the Insurance Subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

Credit Facility

        On August 14, 2008, we entered into an Amended and Restated Revolving Credit Agreement (the "New Credit Agreement") with RBS Citizens, NA ("RBS Citizens"). The New Credit Agreement amended and restated the terms of our existing Revolving Credit Agreement with RBS Citizens prior to its expiration date of August 17, 2008. The New Credit Agreement extends the maturity date to August 14, 2013 and provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000. Loans under the credit facility bear interest at the Company's option at either (i) the LIBOR rate plus 1.25% per annum or (ii) the higher of RBS Citizens prime rate or 0.5% above the federal funds rate plus 1.25% per annum. Interest only is payable prior to maturity.

        Our obligations under the credit facility are secured by pledges of our assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. Among other covenants, the credit facility restricts our payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of our prior year's net income, as determined in accordance with GAAP. As of December 31, 2008, we were in compliance with all such covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if we (i) default in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fail to perform any other covenant permitting acceleration of all such debt.

        We had no amounts outstanding on our credit facility at December 31, 2008 and December 31, 2007. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at December 31, 2008 and 2007.

Regulatory Matters

        Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2008, the statutory surplus of Safety Insurance was $560,462, and its net income for 2008 was $68,509. As a result, a maximum of $68,509 is available in 2008 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2008, Safety Insurance recorded dividends to Safety of $22,735.

        The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

        Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2008 and 2007 were as follows:

Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Dividends Paid
November 3, 2008	December 1, 2008	December 15, 2008	$0.40	$6,498
August 4, 2008	September 2, 2008	September 15, 2008	$0.40	$6,533
May 6, 2008	June 2, 2008	June 13, 2008	$0.40	$6,506
February 15, 2008	March 3, 2008	March 14, 2008	$0.40	$6,478
November 5, 2007	December 3, 2007	December 14, 2007	$0.40	$6,472
August 3, 2007	September 3, 2007	September 14, 2007	$0.40	$6,476
May 7, 2007	June 1, 2007	June 15, 2007	$0.25	$4,057
February 15, 2007	March 1, 2007	March 15, 2007	$0.25	$4,043

        On February 17, 2009, our Board approved a quarterly cash dividend on our common stock of $0.40 per share which will be paid on March 13, 2009 to shareholders of record on March 2, 2009. We plan to continue to declare and pay quarterly cash dividends in 2009, depending on our financial position and the regularity of our cash flows.

        On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of Safety's outstanding common shares. Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management's discretion. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the twelve months ended December 31, 2008, the Company purchased 183,889 of its common shares on the open market under the program at a cost of $5,931. During the twelve months ended December 31, 2007, the Company purchased 48,124 of its common shares on the open market under the program at a cost of $1,585.

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

Contractual Obligations

        We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2008, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
	Within One Year	Two to Three Years	Four to Five Years	After Five Years	Total
Loss and LAE reserves	$229,104	$205,726	$28,054	$4,675	$467,559
Purchase commitments	880	1,758	1,758	2,271	6,667
Operating leases	2,207	8,151	8,644	22,166	41,168

Total contractual obligations	$232,191	$215,635	$38,456	$29,112	$515,394

        As of December 31, 2008, the Company had loss and LAE reserves of $467,559, unpaid reinsurance recoverables of $76,489 and net loss and LAE reserves of $391,070. Our loss and LAE reserves are estimates as described in more detail under "Critical Accounting Policies and Estimates." The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

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

	-100 Basis Point Change	No Change	+100 Basis Point Change
As of December 31, 2008
Estimated fair value	$955,481	$920,171	$880,704
Estimated increase (decrease) in fair value	$35,310	$—	$(39,467)
As of December 31, 2007
Estimated fair value	$1,047,359	$1,002,028	$952,773
Estimated increase (decrease) in fair value	$45,331	$—	$(49,255)

        With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At December 31, 2008, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2008, assuming that all of such debt is outstanding for the entire year.

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

SAFETY INSURANCE GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety Insurance Group, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Safety Insurance Group, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 13, 2009

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,
	2008	2007
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $929,836 and $995,360)	$920,171	$1,002,028
Equity securities, at fair value (cost: $8,419 and $6,794)	8,040	6,977
Short term securities, at amortized cost which approximates fair value	82,928	—

Total investment securities	1,011,139	1,009,005
Cash and cash equivalents	60,451	46,311
Accounts receivable, net of allowance for doubtful accounts	138,792	156,343
Accrued investment income	9,957	10,972
Taxes recoverable	5,300	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	10,835	13,047
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	76,489	84,290
Ceded unearned premiums	21,620	28,818
Deferred policy acquisition costs	46,687	48,652
Deferred income taxes	18,986	13,388
Equity and deposits in pools	23,578	26,235
Other assets	13,983	9,931

Total assets	$1,437,817	$1,446,992

Liabilities
Loss and loss adjustment expense reserves	$467,559	$477,720
Unearned premium reserves	289,695	320,545
Accounts payable and accrued liabilities	51,111	50,023
Taxes payable	—	120
Payable to reinsurers	8,291	10,662
Other liabilities	17,790	17,922

Total liabilities	834,446	876,992

Commitments and contingencies (Note 7)
Shareholders' equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,464,530 and 16,242,213 shares issued	165	162
Additional paid-in capital	140,261	134,224
Accumulated other comprehensive (loss) income, net of taxes	(6,528)	4,453
Retained earnings	476,989	432,746
Treasury stock, at cost: 232,013 and 48,124 shares	(7,516)	(1,585)

Total shareholders' equity	603,371	570,000

Total liabilities and shareholders' equity	$1,437,817	$1,446,992

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share and share data)

	Years Ended December 31,
	2008	2007	2006
Net earned premiums	$576,556	$609,208	$624,933
Net investment income	45,771	44,255	40,293
Net realized gains (losses) on investments	678	(6)	358
Finance and other service income	17,995	16,623	15,128

Total revenue	641,000	670,080	680,712

Losses and loss adjustment expenses	369,823	374,493	353,906
Underwriting, operating and related expenses	172,987	170,657	162,220
Interest expenses	81	83	86

Total expenses	542,891	545,233	516,212

Income before income taxes	98,109	124,847	164,500
Income tax expense	27,851	37,434	52,559

Net income	$70,258	$87,413	$111,941

Earnings per weighted average common share:
Basic	$4.38	$5.46	$7.07

Diluted	$4.36	$5.43	$6.99

Cash dividends paid per common share	$1.60	$1.30	$0.86

Weighted average number of common shares outstanding:
Basic	16,046,937	16,022,074	15,838,335

Diluted	16,114,355	16,095,512	16,005,913

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income, Net of Taxes	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2005	$158	$120,451	$(833)	$268,173	$—	$387,949
Net income				111,941		111,941
Other comprehensive income, net of deferred federal income taxes			854			854
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	3	9,334				9,337
Dividends paid				(13,733)		(13,733)

Balance at December 31, 2006	161	129,785	21	366,381	—	496,348
Net income				87,413		87,413
Other comprehensive income, net of deferred federal income taxes			4,432			4,432
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	4,439				4,440
Dividends paid				(21,048)		(21,048)
Acquisition of treasury stock					(1,585)	(1,585)

Balance at December 31, 2007	162	134,224	4,453	432,746	(1,585)	570,000
Net income				70,258		70,258
Other comprehensive income, net of deferred federal income taxes			(10,981)			(10,981)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	3	6,037				6,040
Dividends paid				(26,015)		(26,015)
Acquisition of treasury stock					(5,931)	(5,931)

Balance at December 31, 2008	$165	$140,261	$(6,528)	$476,989	$(7,516)	$603,371

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Net income	$70,258	$87,413	$111,941
Other comprehensive (loss) income, net of taxes:
Unrealized holding (losses) gains, during the period, net of tax (benefit) expense of $(5,676), $2,384 and $585	(10,540)	4,428	1,087
Reclassification adjustment for (gains) losses included in net income, net of tax (benefit) expense of $(237), $2, and $(125)	(441)	4	(233)

Unrealized (losses) gains on securities available for sale	(10,981)	4,432	854

Comprehensive income	$59,277	$91,845	$112,795

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$70,258	$87,413	$111,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	11,254	10,037	8,493
Provision for deferred income taxes	315	1,094	792
Gains on sale of fixed assets	—	—	(23)
Net realized (gains) losses on investments	(678)	6	(358)
Changes in assets and liabilities:
Accounts receivable	17,551	1,847	(3,769)
Accrued investment income	1,015	(1,196)	(1,920)
Receivable from reinsurers	10,013	(5,591)	7,554
Ceded unearned premiums	7,198	4,224	4,132
Deferred policy acquisition costs	1,965	(1,248)	(1,924)
Other assets	(3,410)	2,548	(13,365)
Loss and loss adjustment expense reserves	(10,161)	28,276	(1,272)
Unearned premium reserves	(30,850)	(12,859)	(8,158)
Accounts payable and accrued liabilities	1,088	1,357	4,294
Payable to reinsurers	(2,371)	(906)	(1,417)
Other liabilities	(372)	1,826	(3,773)

Net cash provided by operating activities	72,815	116,828	101,227

Cash flows from investing activities:
Fixed maturities purchased	(108,209)	(284,398)	(355,158)
Equity securities purchased	(6,073)	(4,306)	(2,607)
Short term securities purchased	(82,892)	—	—
Proceeds from sales, paydowns and calls of fixed maturities	143,374	193,289	113,564
Proceeds from maturities of fixed maturities	26,656	24,000	14,300
Proceeds from sales of equity securities	3,991	4,635	485
Fixed assets purchased	(5,727)	(8,034)	(1,004)
Proceeds from sales of fixed assets	—	—	23

Net cash used for investing activities	(28,880)	(74,814)	(230,397)

Cash flows from financing activities:
Proceeds and excess tax benefits from exercise of stock options	2,151	647	6,159
Dividends paid to shareholders	(26,015)	(21,048)	(13,733)
Acquisition of treasury stock	(5,931)	(1,585)	—

Net cash used for financing activities	(29,795)	(21,986)	(7,574)

Net increase (decrease) in cash and cash equivalents	14,140	20,028	(136,744)
Cash and cash equivalents at beginning of year	46,311	26,283	163,027

Cash and cash equivalents at end of period	$60,451	$46,311	$26,283

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$32,420	$34,250	$50,000
Interest	$139	$83	$77

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

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

        The Company is a leading provider of personal lines property and casualty insurance focused primarily on the Massachusetts market. The Company's principal product line is private passenger automobile insurance, which accounted for 71.7% of its direct written premiums in 2008. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company and Safety Property and Casualty Company (together referred to as the "Insurance Subsidiaries").

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

2.     Summary of Significant Accounting Policies

Investments

        Investments in fixed maturities available for sale, which include taxable and non-taxable bonds and redeemable preferred stocks, are reported at fair value. Investments in equity securities available for sale, which include interests in mutual funds, are reported at fair value. Fair values for fixed maturity securities are based on estimates obtained from independent pricing services. Fair values for equity securities are derived from external market quotations. Short term investments, which consist of U.S. Treasury bills, are reported at amortized cost which approximates fair value. Unrealized gains or losses on fixed maturity and equity securities reported at fair value are excluded from earnings and reported in a separate component of shareholders' equity, known as "Accumulated other comprehensive (loss) income, net of taxes," until realized. Realized gains or losses on the sale or maturity of investments are determined on the basis of the specific cost identification method. Fixed maturities and equity securities that experience declines in value that are other-than-temporary are written down to fair value with a corresponding charge to net realized losses on investments.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

Cash Equivalents

        Cash equivalents, consisting of money market accounts and United States ("U.S.") Treasury bills with original maturities of three months or less, are stated at amortized cost, which approximates fair value.

Accounts Receivable

        Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are both billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2008 and 2007, these allowances were $110 and $29, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

        Amounts that vary with and are primarily related to acquiring new and renewal business, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policies. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $100,899, $101,785 and $97,274 was charged to underwriting expenses for the years ended December 31, 2008, 2007 and 2006, respectively.

Equity and Deposits in Pools

        Equity and deposits in pools represents the net receivable amounts from the residual market mechanisms, Commonwealth Automobile Reinsurers ("CAR"), for automobile and Massachusetts Property Insurance Underwriting Association ("FAIR Plan"), for homeowner insurance in Massachusetts. See Note 8 for a discussion of the Company's accounting for amounts assumed from residual markets.

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

(Dollars in thousands, except per share and share data)

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

        Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $14,033 and $16,098 at December 31, 2008 and 2007, respectively.

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

Income Taxes

        The Company and its subsidiaries file a consolidated United States ("U.S.") federal income tax return. The method of allocation among members of the consolidated group is subject to a written agreement approved by the Board of Directors (the "Board"). The consolidated tax liability is allocated on the basis of the members' proportionate contribution to consolidated taxable income.

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

(Dollars in thousands, except per share and share data)

Earnings per Weighted Average Common Share

        Basic earnings per weighted average common share ("EPS") are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted EPS are calculated by dividing net income by the weighted average number of basic common shares outstanding and the net effect of potentially dilutive common shares. At December 31, 2008, 2007 and 2006, the Company's potentially dilutive instruments were common shares under options of 238,666, 334,588 and 373,996, respectively, and common shares under restriction of 230,325, 174,751 and 118,790, respectively.

        Basic and diluted EPS were as follows:

	Years Ended December 31,
	2008	2007	2006
Earnings per weighted average common share:
Basic	$4.38	$5.46	$7.07

Diluted	$4.36	$5.43	$6.99

Weighted average number of common shares outstanding:
Basic	16,046,937	16,022,074	15,838,335
Effect of dilutive securities:
Stock options	43,209	61,936	126,235
Restricted stock	24,209	11,502	41,343

Diluted	16,114,355	16,095,512	16,005,913

        Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company's common stock during the period because their inclusion would be anti-dilutive. There were 168,925, 174,925 and 186,225 anti-dilutive stock options for the years ended December 31, 2008, 2007 and 2006.

        Diluted EPS also excludes common shares under restriction with a fair value on the grant date greater than the average market price of the Company's common stock during the period because their inclusion would be anti-dilutive. There were 46,035 and 65,760 anti-dilutive shares under restriction for the years ended December 31, 2008 and 2007. There were no anti-dilutive shares under restriction for the years ended December 31, 2006.

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

(Dollars in thousands, except per share and share data)

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

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. This standard applies to fair value measurements already required or permitted by existing standards and is effective for financial statements issued for fiscal years beginning after November 15, 2007. See Note 5 for further information regarding the Company's investments and fair value measurements.

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

(Dollars in thousands, except per share and share data)

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

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States ( the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect this statement will have a material impact on its consolidated results of operations or financial position.

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

3.     Investments

        The gross unrealized appreciation (depreciation) of investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, was as follows:

	December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$288,598	$8,532	$(244)	$296,886
Obligations of states and political subdivisions	498,339	9,414	(6,132)	501,621
Asset-backed securities(1)	77,656	—	(17,122)	60,534
Corporate and other securities	65,243	420	(4,533)	61,130

Subtotal, fixed maturity securities	929,836	18,366	(28,031)	920,171
Equity securities	8,419	—	(379)	8,040
Short term securities	82,928	—	—	82,928

Totals	$1,021,183	$18,366	$(28,410)	$1,011,139

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

	December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$290,828	$3,130	$(1,345)	$292,613
Obligations of states and political subdivisions	523,330	6,619	(832)	529,117
Asset-backed securities(1)	102,628	232	(1,346)	101,514
Corporate and other securities	78,574	833	(623)	78,784

Subtotal, fixed maturity securities	995,360	10,814	(4,146)	1,002,028
Equity securities	6,794	191	(8)	6,977

Totals	$1,002,154	$11,005	$(4,154)	$1,009,005

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $286,100 and $258,310 at amortized cost and $294,064 and $258,876 at fair value as of December 31, 2008 and 2007, respectively. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

        The amortized cost and the estimated fair value of fixed maturity securities, by maturity, at December 31, 2008, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,572	$10,678
Due after one year through five years	245,457	249,425
Due after five years through ten years	153,520	154,817
Due after ten years through twenty years	143,278	138,225
Due after twenty years	13,252	12,428
Asset-backed securities	363,757	354,598

Totals	$929,836	$920,171

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The gross realized gains (losses) on sales of fixed maturities and equity securities were as follows for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
Gross realized gains
Fixed maturity securities	$2,251	$962	$1,058
Equity securities	—	175	31
Gross realized losses
Fixed maturity securities	(1,116)	(1,142)	(722)
Equity securities	(457)	(1)	(9)

Net realized gains (losses) on fixed maturity and equity securities	$678	$(6)	$358

        Proceeds from fixed maturities maturing were $26,656, $24,000, and $14,300 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

	As of December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$4,300	$9	$9,770	$235	$14,070	$244
Obligations of states and political subdivisions	116,605	4,524	32,220	1,608	148,825	6,132
Asset-backed securities	24,036	7,876	36,498	9,246	60,534	17,122
Corporate and other securities	21,503	931	16,307	3,602	37,810	4,533

Subtotal, fixed maturity securities	166,444	13,340	94,795	14,691	261,239	28,031
Equity securities	2,458	353	33	26	2,491	379

Total temporarily impaired securities	$168,902	$13,693	$94,828	$14,717	$263,730	$28,410

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

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

        The Company's investment portfolio included 161 securities in an unrealized loss position at December 31, 2008. The Company's methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company's intent to hold the investment for a period of time sufficient to allow for recovery of its costs.

        As of December 31, 2008, the Company's fixed income securities portfolio was comprised entirely of investment grade corporate fixed maturity securities, U.S. Government and Agency securities, states and political subdivision securities, and asset-backed securities (i.e., all securities received a rating assigned by Moody's Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody's.) The Company holds no subprime mortgage debt securities. All of the Company's holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated Aaa/AAA. The unrealized losses recorded on the fixed maturity investment portfolio at December 31, 2008, resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given its current level of liquidity and its positive operating cash flows, the Company intends and believes it has the ability to hold these securities for a period of time sufficient to allow for recovery in fair value. Therefore, these decreases in values are viewed as being temporary.

        During the year ended December 31, 2008, there was a significant deterioration in the issuer's financial condition of one of our Company's holdings, American International Group, Inc. Accordingly, the Company recorded an other-than-temporary impairment charge of $1,032 for this security. During the years ended December 31, 2007 and 2006, there was no significant deterioration in the credit quality of any of the Company's holdings and no other-than-temporary impairment charges were recorded related to the Company's portfolio of investment securities.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The components of net investment income were as follows:

	Years Ended December 31,
	2008	2007	2006
Interest and dividends on fixed maturities	$45,207	$43,025	$38,875
Dividends on equity securities	270	311	163
Interest on short term securities	35	—	—
Interest on cash, and cash equivalents	1,588	2,236	2,466

Total investment income	47,100	45,572	41,504
Investment expenses	1,329	1,317	1,211

Net investment income	$45,771	$44,255	$40,293

        On January 1, 2008, we adopted FAS157. FAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under FAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). The statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). The fair value hierarchy in FAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

        Level 1—Valuations based on quoted prices in active markets for identical assets and liabilities;

        Level 2—Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

        Level 3—Valuations based on unobservable inputs.

        We use observable inputs for the vast majority of our investment portfolio. Fair value measurements for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs, such as benchmark interest rates, market comparables, broker quotes and other relevant inputs. In circumstances where quoted prices or observable inputs are adjusted to reflect management's best estimate of fair value, such fair value measurements are considered a lower level measurement in the FAS 157 fair value hierarchy.

        As of December 31, 2008, approximately 99.8% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. The following table summarizes our total fair value measurements and the fair value measurements based on Level 3 inputs for investments at December 31, 2008.

	December 31, 2008
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity securities	$920,171	$—	$918,329	$1,842
Equity securities	8,040	8,040	—	—
Short term securities	82,928	—	82,928	—

Total investment securities	$1,011,139	$8,040	$1,001,257	$1,842

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The following table summarizes the changes in our Level 3 fair value measurements for the year ended December 31, 2008.

	Fixed Maturity Securities	Equity Securities	Total
Balance at January 1, 2008	$3,758	$—	$3,758
Net gains and losses included in earnings	—	—	—
Net losses included in other comprehensive income	(1,916)	—	(1,916)
Purchases and sales	—	—	—
Transfers in (out) of Level 3	—	—	—

Balance at December 31, 2008	$1,842	$—	$1,842

Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at December 31, 2008	$—	$—	$—

        On January 1 and December 31, 2008, one fixed maturity security was manually priced solely using broker quotes. This was deemed to render the fair value measurements as based upon unobservable inputs and accordingly, it was classified within Level 3. Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 inputs during the year ended December 31, 2008.

4.     Equipment and Leasehold Improvements

        The carrying value of equipment and leasehold improvements by classification was as follows:

	December 31,
	2008	2007
Software	8,244	6,793
Data processing equipment	$3,559	$2,651
Leasehold improvements	2,501	224
Other equipment	1,645	1,228
Furniture and fixtures	908	238
Automobiles	53	53

Total cost	16,910	11,187
Less accumulated depreciation and amortization	5,550	3,111

Equipment and leasehold improvements, net	$11,360	$8,076

        Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $2,443, $1,153 and $850, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

5.     Employee Benefit Plans

The Safety Insurance 401(k) Retirement Plan

        The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the "Retirement Plan"). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan, and is allowed to contribute on a pre-tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant's base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $2,031, $1,900 and $1,661 for the years ended December 31, 2008, 2007 and 2006, respectively.

Management Omnibus Incentive Plan

        Long-term incentive compensation is provided under the Company's 2002 Management Omnibus Incentive Plan ("the Incentive Plan") which provides for a variety of stock-based compensation awards, including nonqualified stock options ("NQSOs"), incentive stock options, stock appreciation rights and restricted stock ("RS") awards.

        On March 10, 2006, the Board approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes. A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At December 31, 2008, there were 1,056,795 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        A summary of stock based awards granted under the Incentive Plan is as follows:

Type of Equity Awarded	Effective Date	Number of Awards Granted	Exercise Price(1) or Fair Value(2) per Share		Vesting Terms	Expiration Date
NQSOs	November 27, 2002	379,000	$12.00	(1)	5 years, 20% annually	November 27, 2012
NQSOs	February 20, 2003	99,000	$13.30	(1)	5 years, 20% annually	February 20, 2013
NQSOs	March 31, 2003	292,000	$13.03	(1)	3 years, 30%-30%-40%	March 31, 2013
NQSOs	August 21, 2003	10,000	$15.89	(1)	5 years, 20% annually	August 21, 2013
NQSOs	March 25, 2004	111,000	$18.50	(1)	5 years, 20% annually	March 25, 2014
RS	March 25, 2004	70,271	$18.50	(2)	3 years, 30%-30%- 40%	N/A
NQSOs	August 30, 2004	10,000	$21.40	(1)	5 years, 20% annually	August 30, 2014
NQSOs	March 16, 2005	78,000	$35.23	(1)	5 years, 20% annually	March 16, 2015
RS	March 16, 2005	56,770	$35.23	(2)	3 years, 30%-30%- 40%	N/A
RS	March 16, 2005	4,000	$35.23	(2)	No vesting period(3)	N/A
NQSOs	March 10, 2006	126,225	$42.85	(1)	5 years, 20% annually	March 10, 2016
RS	March 10, 2006	58,342	$42.85	(2)	3 years, 30%-30%-40%	N/A
RS	March 10, 2006	4,000	$42.85	(2)	No vesting period (3)	N/A
RS	February 26, 2007	65,760	$45.62	(2)	3 years, 30%-30%-40%	N/A
RS	February 26, 2007	4,000	$45.62	(2)	No vesting period(3)	N/A
RS	March 22, 2007	49,971	$38.78	(2)	5 years, 20% annually	N/A
RS	March 10, 2008	76,816	$35.80	(2)	3 years, 30%-30%-40%	N/A
RS	March 10, 2008	4,000	$35.80	(2)	No vesting period(3)	N/A
RS	March 20, 2008	45,779	$34.37	(2)	5 years, 20% annually	N/A

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

Stock Options

        The fair value of stock options used to compute both pro forma and actual net income and earnings per share disclosures for the years ended December 31, 2008, 2007 and 2006 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,
	2008	2007	2006
Expected dividend yield	1.36% - 2.52%	1.36% - 2.52%	1.36% - 2.52%
Expected volatility	0.20 - 0.36	0.20 - 0.36	0.20 - 0.36
Risk-free interest rate	3.23% - 4.76%	3.23% - 4.76%	3.23% - 4.76%
Expected holding period	6.5 - 7 years	6.5 - 7 years	6.5 - 7 years

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

(Dollars in thousands, except per share and share data)

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

        The following table summarizes stock option activity under the Incentive Plan.

	2008		2007		2006
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	334,588	$28.25	373,996	$27.53	496,086	$17.04
Granted during the year	—	—	—	—	126,225	42.85
Exercised during the year	(95,722)	14.79	(28,508)	14.95	(245,715)	14.23
Forfeited during the year	(200)	18.50	(10,900)	38.38	(2,600)	27.07

Outstanding at end of year	238,666	33.66	334,588	28.25	373,996	27.53

Exercisable at end of year	120,631	$30.33	142,008	$20.97	26,275	$17.82

        At December 31, 2008, the aggregate intrinsic value of outstanding shares under option was $1,629 with a weighted average remaining contractual term of 6.3 years. At December 31, 2007, the aggregate intrinsic value of outstanding shares under option and exercisable was $3,552 with a weighted average remaining contractual term of 6.7 years. Aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company's closing stock price of $38.06 on December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at December 31, 2008, 2007, and 2006. There were no options granted during the twelve months ended December 31, 2008 and 2007. The weighted average grant-date fair value of options granted during the twelve months ended December 31, 2006 was estimated at $16.05. The total intrinsic value of options exercised during the twelve months ended December 31, 2008, 2007 and 2006 was $2,227, $618 and $8,963, respectively.

        A summary of the status of non-vested options as of December 31, 2008, is presented below:

	Number of Shares	Weighted Average Grant Date Exercise Price
Non-vested, at January 1, 2008	192,580	$33.62
Vested during the year	(74,345)	28.20
Forfeited during the year	(200)	18.50

Non-vested, at December 31, 2008	118,035	$37.06

        As of December 31, 2008, there was $910 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 1.4 years.

        Cash received from options exercised was $1,416, $426 and $3,497 for the years ended December 31, 2008, 2007, and 2006, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        As a result of adopting FAS 123R on January 1, 2006, the Company's net income for the twelve months ended December 31, 2008 was lowered by $375, net of income tax benefit of $202. The Company's net income for the twelve months ended December 31, 2007 was lowered by $599, net of income tax benefit of $322. The impact on basic and diluted EPS for the twelve months ended December 31, 2008 was a reduction of $0.02 and $0.02 per share, respectively. The impact on basic and diluted EPS for the twelve months ended December 31, 2007 was a reduction of $0.04 and $0.04 per share, respectively.

Restricted Stock

        Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company's common stock on the grant date and amortized ratably as expense over the requisite service period.

        The following table summarizes restricted stock activity under the Incentive Plan.

	2008		2007		2006
	Shares Under Restriction	Weighted Average Fair Value	Shares Under Restriction	Weighted Average Fair Value	Shares Under Restriction	Weighted Average Fair Value
Outstanding at beginning of year	186,751	$41.85	126,790	$35.67	98,417	$27.77
Granted during the year	126,595	35.28	119,731	42.77	62,342	42.85
Vested and unrestricted during the year	(67,021)	40.79	(57,740)	30.27	(33,969)	25.97
Forfeited during the year	—	—	(2,030)	38.78	—	—

Outstanding at end of year	246,325	$38.77	186,751	$41.85	126,790	$35.67

        As of December 31, 2008, there was $6,136 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years. The total fair value of the shares that were vested and unrestricted during the twelve months ended December 31, 2008, 2007 and 2006 was $2,733, $1,748 and $882, respectively. For the years ended December 31, 2008, 2007 and 2006, the Company recorded compensation expense related to restricted stock of $2,230, $1,801 and $1,146 net of income tax benefits of $1,201, $970 and $617, respectively.

6.     Commitments and Contingencies

Lease Commitments

        The Company has various non-cancelable long-term operating leases. The approximate minimum annual rental payments due under these lease agreements as of December 31, 2008 are as follows:

2009	$2,207
2010	4,082
2011	4,069
2012	4,337
2013 and after	26,473

Total minimum lease payments	$41,168

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense was $3,962, $3,482 and $3,147 for the years ended December 31, 2008, 2007 and 2006, respectively. All leases expire prior to 2019. The Company expects that in the normal course of business, leases that expire will be renewed.

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

        In addition, on November 21, 2008, the Massachusetts Office of the Attorney General (the "AG") delivered a civil investigative demand to Safety Insurance Company, one of our operating subsidiaries (the "CID"). The CID directed us to produce certain information related to the Company's policies and practices in connection with underwriting insurance policies on motorcycles and adjusting total loss claims under such policies. We understand that certain other insurance companies are also being investigated by the AG related to their policies and practices related to motorcycle insurance.

        The focus of the AG's attention appears to be on the insured values determined by us for purposes of charging premiums for physical damage insurance coverage. In 2008, coverage for motorcycles represented 1.9% of our total private passenger automobile insurance. We have been cooperating with the AG and responding to the CID and various related additional requests for information by the AG since that time.

        In connection with the matters addressed by the CID, the AG delivered a letter to Safety Insurance Company dated February 2, 2009, in which the AG stated that it "has reason to believe that Safety Insurance Company has violated the Massachusetts Consumer Protection Act , G.L. c. 93A, § 2, by engaging in unfair and deceptive acts and practices regarding motorcycle insurance. Specifically, the Attorney General has reason to believe that the Company overcharged its customers for motorcycle insurance and engaged in related unfair claims settlement practices." By issuing this letter the AG has met a statutory prerequisite to filing a civil complaint under the Massachusetts Consumer Protection Act against the Company.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        We are engaged in ongoing discussions with the AG with respect to the matters raised in the February 2, 2009 letter. In view of the uncertainties involved in this matter and its early stage, we are unable to predict the outcome of this matter and have not established any reserve in connection with it.

7.     Debt

Secured Revolving Credit Facility

        On August 14, 2008, we entered into an Amended and Restated Revolving Credit Agreement (the "New Credit Agreement") with RBS Citizens, NA ("RBS Citizens"). The New Credit Agreement amended and restated the terms of our existing Revolving Credit Agreement with RBS Citizens prior to its expiration date of August 17, 2008. The New Credit Agreement extends the maturity date to August 14, 2013 and provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000. Loans under the credit facility bear interest at the Company's option at either (i) the LIBOR rate plus 1.25% per annum or (ii) the higher of RBS Citizens prime rate or 0.5% above the federal funds rate plus 1.25% per annum. Interest only is payable prior to maturity.

        Our obligations under the credit facility are secured by pledges of our assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, dividends, and other matters. Among other covenants, the credit facility restricts our payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of our prior year's net income, as determined in accordance with GAAP. As of December 31, 2008, we were in compliance with all such covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if we (i) default in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fail to perform any other covenant permitting acceleration of all such debt.

        The Company had no amounts outstanding on its credit facility at December 31, 2008 and 2007. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at December 31, 2008 and 2007.

Capital Lease Obligation

        During 2003, the Company entered into a three year lease agreement to finance acquisitions of new equipment. There are no amounts due under the capital lease obligation at December 31, 2008 and December 31, 2007. Minimum payments due as of December 31, 2006 were $39 under this obligation.

        The Company incurred interest expense of $81, $83 and $86 for the years ended December 31, 2008, 2007 and 2006, respectively, related to all current outstanding obligations during these periods.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

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

        The Company is subject to concentration of credit risk with respect to reinsurance ceded to CAR. At December 31, 2008 and 2007, respectively, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $70,717 and $80,702 and ceded unearned premiums of $18,378 and $25,738 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company's participation in CAR resulted in assumed net losses of $4,251, $4,962 and $4,753 for the years ended December 31, 2008, 2007 and 2006, respectively.

        CAR has been, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement has applied to the Company.

        The effect of reinsurance on net written and earned premiums and losses and LAE is as follows:

	Years Ended December 31,
	2008	2007	2006
Written Premiums
Direct	$573,509	$619,848	$629,511
Assumed	37,439	53,256	68,934
Ceded	(58,044)	(72,532)	(77,537)

Net written premiums	$552,904	$600,572	$620,908

Earned Premiums
Direct	$595,673	$628,124	$636,953
Assumed	46,125	57,839	69,650
Ceded	(65,242)	(76,755)	(81,670)

Net earned premiums	$576,556	$609,208	$624,933

Loss and LAE
Direct	$372,951	$391,639	$368,933
Assumed	38,548	46,119	52,247
Ceded	(41,676)	(63,265)	(67,274)

Net loss and LAE	$369,823	$374,493	$353,906

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

9.     Loss and Loss Adjustment Expense Reserves

        The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE as shown in the Company's consolidated financial statements for the years indicated:

	Years Ended December 31,
	2008	2007	2006
Reserves for losses and LAE, beginning of year	$477,720	$449,444	$450,716
Less reinsurance recoverable on unpaid losses and LAE	(84,290)	(78,464)	(80,550)

Net reserves for losses and LAE, beginning of year	393,430	370,980	370,166

Incurred losses and LAE, related to:
Current year	405,761	405,284	396,653
Prior years	(35,938)	(30,791)	(42,747)

Total incurred losses and LAE	369,823	374,493	353,906

Paid losses and LAE related to:
Current year	229,924	229,237	219,879
Prior years	142,259	122,806	133,213

Total paid losses and LAE	372,183	352,043	353,092

Net reserves for losses and LAE, end of year	391,070	393,430	370,980
Plus reinsurance recoverables on unpaid losses and LAE	76,489	84,290	78,464

Reserves for losses and LAE, end of year	$467,559	$477,720	$449,444

        At the end of each period, the reserves were re-estimated for all prior accident years. The Company's prior year reserves decreased by $35,938, $30,791, and $42,747 for the years ended December 31, 2008, 2007, and 2006, respectively. The decrease in prior year reserves during 2008 resulted from re-estimations of prior years ultimate loss and LAE liabilities and is primarily composed of reductions of $21,752 in our retained automobile reserves and $8,905 in reserves assumed from CAR ("CAR"). The decrease in prior year reserves during 2007 resulted from re-estimations of prior years ultimate loss and LAE liabilities and is primarily composed of reductions of $15,503 in our retained automobile reserves, $11,335 in CAR assumed reserves and $2,941 in our retained homeowner's reserves. The decrease in prior year reserves during 2006 resulted from re-estimations of prior years ultimate loss and LAE liabilities and is primarily composed of reductions of $23,945 in our retained automobile reserves, $14,006 in CAR assumed reserves, $3,430 in our retained homeowners reserves and $686 in FAIR Plan assumed reserves.

        Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

10.   Income Taxes

        A summary of the income tax expense in the Consolidated Statements of Income is shown below:

	Years Ended December 31,
	2008	2007	2006
Current Income Taxes:
Federal	$27,534	$36,314	$51,760
State	2	26	7

	27,536	36,340	51,767

Deferred Income Taxes:
Federal	315	1,094	792
State	—	—	—

	315	1,094	792

Total income tax expense	$27,851	$37,434	$52,559

        The income tax expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows:

	Years Ended December 31,
	2008	2007	2006
Federal income tax expense, at statutory rate	$34,338	$43,696	$57,575
Tax-exempt investment income, net	(6,723)	(6,486)	(5,148)
State taxes, net	2	17	5
Other, net	234	207	127

Total income tax expense	$27,851	$37,434	$52,559

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company's consolidated federal tax return group. Its components were as follows:

	December 31,
	2008	2007
Deferred tax assets:
Discounting of loss reserves	$9,266	$9,473
Discounting of unearned premium reserve	18,765	20,694
Bad debt allowance	397	383
Depreciation	29	756
Net unrealized losses on investments	3,877	—
Employee benefits	4,944	4,226
State loss carryforwards	984	1,092
Other	867	636

Total deferred tax assets before valuation allowance	39,129	37,260
Valuation allowance for deferred tax assets	(1,619)	(1,728)

Total deferred tax assets, net of valuation allowance	37,510	35,532

Deferred tax liabilities:
Deferred acquisition costs	(16,341)	(17,028)
Investments	(456)	(448)
Net unrealized gains on investments	—	(2,398)
Software development costs	(1,727)	(2,270)

Total deferred tax liabilities	(18,524)	(22,144)

Net deferred tax asset	$18,986	$13,388

        The Company believes, based upon consideration of objective and verifiable evidence, including its recent earnings history and its future expectations, that the Company's taxable income in future years will be sufficient to realize all federal deferred tax assets. A valuation allowance of $1,619 and $1,728 was established against state deferred tax assets at December 31, 2008 and 2007, respectively. This valuation allowance is based upon management's assessment that it is more likely than not that the Company will not be able to utilize these state deferred tax assets.

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

        As of January 1, 2007 and December 31, 2008 and 2007, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate. The Company does not

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

        The Company records interest and penalties associated with audits as a component of Income before income taxes. Penalties are recorded in Underwriting, operating and other expenses, and interest expense is recorded in Interest expenses in the consolidated statement of operations. The Company had no interest and penalties accrued as of the adoption date.

        As of December 31, 2008, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2005. The Company is not currently under examination by the IRS. The Company is currently subject to examination by Massachusetts for the years 2005 and 2006. The Company expects that any adjustments resulting from the examination would be immaterial to its financial position.

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

        During the twelve months ended December 31, 2008, the Company purchased 183,889 of its common shares on the open market under the program at a cost of $5,931. During the twelve months ended December 31, 2007, the Company purchased 48,124 of its common shares on the open market under the program at a cost of $1,585.

12.   Statutory Net Income and Surplus

Statutory Accounting Practices

        The Company's insurance company subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Statutory net income of the Company's insurance company subsidiaries was $75,144, $89,683 and $116,073 for the years ended December 31, 2008, 2007 and 2006, respectively. Statutory capital and surplus of the Company's insurance subsidiaries was $560,462 and $514,957 at December 31, 2008 and 2007, respectively.

Dividends

        The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the "Commissioner"). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. The Company's Insurance Subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that,

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2008, the statutory surplus of Safety Insurance was $560,462 and its net income for 2008 was $68,509. As a result, a maximum of $68,509 is available in 2009 for such dividends without prior approval of the Commissioner.

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

        At December 31, 2008 and 2007, investments in fixed maturities and equity securities had a fair value, which equaled carrying value, of $928,211 and $1,009,005, respectively.

        Short term investments totaling $82,928 at December 31, 2008 are reported at amortized cost which approximates fair value.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The carrying values of cash and cash equivalents and investment income accrued approximate fair value.

        At December 31, 2008 and 2007 the Company had no amounts outstanding on its secured credit facility.

14.   Quarterly Results of Operations

        An unaudited summary of the Company's 2008 and 2007 quarterly performance, and audited annual performance, is as follows:

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenue	$166,805	$164,796	$156,498	$152,901	$641,000
Net income	19,045	20,931	18,358	11,924	70,258
Earnings per weighted average common share:
Basic	1.19	1.31	1.14	0.74	4.38
Diluted	1.18	1.30	1.14	0.74	4.36
Cash dividends paid per common share	$0.40	$0.40	$0.40	$0.40	$1.60
	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenue	$168,693	$168,538	$167,899	$164,950	$670,080
Net income	24,649	22,916	22,922	16,926	87,413
Earnings per weighted average common share:
Basic	1.54	1.43	1.43	1.06	5.46
Diluted	1.53	1.42	1.42	1.05	5.43
Cash dividends paid per common share	$0.25	$0.25	$0.40	$0.40	$1.30

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of Safety Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2008.

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

ITEM 9B.    OTHER INFORMATION

        The following disclosures relate to actions taken by the Board of Directors of the Company (the "Board"), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2009 on a Form 8-K:

  •
  Upon recommendation from the Compensation Committee, on March 9, 2009, the Board approved the 2008 annual executive cash bonus pool in the total amount of $1,403 pursuant to the Annual Performance Incentive Plan. Of the total pool, the following amounts were allocated to the Company's CEO and Named Executive Officers: David F. Brussard, $510; Daniel D. Loranger, $188; Edward N. Patrick, Jr., $165; William J. Begley, Jr., $143; David E. Krupa, $106.

  •
  Upon recommendation from the Compensation Committee, on March 9, 2009, the Board approved executive long-term incentive awards to certain members of senior management pursuant to our 2002 Management Omnibus Incentive Plan, as Amended. The long-term incentive awards were granted in a total amount of $2,750 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on March 9, 2009. The restricted stock vests in three annual installments of 30% on March 9, 2010, 30% on March 9, 2011, and 40% on March 9, 2012. Of the total award the following amounts were allocated to the Company's CEO and Named Executive Officers; David F. Brussard, $1,050 worth of restricted stock; Daniel D. Loranger, $300 worth of restricted stock; Edward N. Patrick, Jr., $300 worth of restricted stock; William J. Begley, Jr., $300 worth of restricted stock; David E. Krupa $150 worth of restricted stock. The form of restricted stock agreement that will be entered into is attached hereto as Exhibit 10.22.

  •
  Upon recommendation from the Compensation Committee, on March 9, 2009, the Board approved executive deferred compensation awards pursuant to the Executive Incentive Compensation Plan in the total amount of $1,190. Of the total award, the following amounts were allocated to the Company's CEO and Named Executive Officers: David F. Brussard, $426; Daniel D. Loranger, $171; Edward N. Patrick, Jr., $156; William J. Begley, Jr., $133; David E. Krupa, $84.

PART III

ITEMS    10-14.

        Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 as amended, which will include the matters required by these items.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this report:

1.
Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2008 are contained herein as listed in the Index to Consolidated Financial Statements on page 72.

2.
Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules on page 106.

3.
Exhibits: The exhibits are contained herein as listed in the Index to Exhibits on page 115.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc.

Summary of Investment—Other than Investments in Related Parties

Schedule I

At December 31, 2008

(Dollars in thousands)

	Amortized Cost or Cost	Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
Bonds:
U.S. government and government agencies and authorities	$288,598	$296,886	$296,886
States, municipalities and political subdivisions	498,339	501,621	501,621
Corporate bonds	142,899	121,664	121,664

Total fixed maturities	929,836	920,171	920,171

Equity securities:
Common stocks
Industrial, miscellaneous and all other	8,419	8,040	8,040

Total equity securities	8,419	8,040	8,040

Short term securities:
U.S. government and government agencies and authorities	82,928	82,928	82,928

Total short term securities	82,928	82,928	82,928

Total investments	$1,021,183	$1,011,139	$1,011,139

 Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	December 31,
	2008	2007
Assets
Investments in consolidated affiliates	$604,607	$565,833
Other	65	5,102

Total assets	$604,672	$570,935

Liabilities
Accounts payable and other liabilities	$1,301	$935

Total liabilities	$1,301	$935

Shareholders' equity	$603,371	$570,000

Total liabilities and shareholders' equity	$604,672	$570,935

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Income and Comprehensive Income

Schedule II

(Dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Revenues, net of income taxes	$—	$—	$—
Expenses	1,496	1,789	1,742

Net loss	(1,496)	(1,789)	(1,742)
Earnings from consolidated affiliates	71,754	89,202	113,683

Consolidated net income	70,258	87,413	111,941
Other net comprehensive (loss) income, net of taxes	(10,981)	4,432	854

Consolidated comprehensive net income	$59,277	$91,845	$112,795

 Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Consolidated net income	$70,258	$87,413	$111,941
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings in consolidated subsidiaries	(71,754)	(89,202)	(113,683)
Amortization	3,888	3,870	2,616
Changes in assets and liabilities:
Other assets	5,037	(5,025)	(77)
Accounts payable and accrued liabilities	366	(2,165)	1,580

Net cash provided by (used for) operating activities	7,795	(5,109)	2,377

Dividends received from consolidated subsidiaries	22,735	27,316	7,859

Net cash provided by investing activities	22,735	27,316	7,859

Proceeds from exercise of stock options	1,416	426	3,497
Dividends paid	(26,015)	(21,048)	(13,733)
Acquisition of treasury stock	(5,931)	(1,585)	—

Net cash used for financing activities	(30,530)	(22,207)	(10,236)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses, and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Years Ended:
December 31, 2008	$46,687	$467,559	$289,695	$—	$576,556	$45,771	$369,823	$100,899	$72,088	$552,904
December 31, 2007	48,652	477,720	320,545	—	609,208	44,255	374,493	101,785	68,872	600,572
December 31, 2006	47,404	449,444	333,404	—	624,933	40,293	353,906	97,274	64,946	620,908

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

Total Premiums	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years ended:
December 31, 2008	$595,673	$65,242	$46,125	$576,556	8.0%
December 31, 2007	628,124	76,755	57,839	609,208	9.5
December 31, 2006	636,953	81,670	69,650	624,933	11.1

 Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
December 31, 2008
Allowance for Doubtful Accounts	$29	$1,169	—	$1,088	$110
December 31, 2007
Allowance for Doubtful Accounts	153	1,383	—	1,507	29
December 31, 2006
Allowance for Doubtful Accounts	220	806	—	873	153

(1)
Deductions represent write-offs of accounts determined to be uncollectible

Safety Insurance Group, Inc.

Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

							Claims and Claims Adjustment Expenses Incurred Related to
		Reserves for Unpaid Claims and Claims Adjustment Expenses
Affiliations With Registrant	Deferred Policy Acquisition Costs		Discount, if any, deducted in Column C	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claims Adjustment Expenses	Premiums Written
Consolidated Property & Casualty Subsidiaries
2008	$46,687	$467,559	$—	$289,695	$576,556	$45,771	$405,761	$(35,938)	$100,899	$372,183	$552,904
2007	48,652	477,720	—	320,545	609,208	44,255	405,284	(30,791)	101,785	352,044	600,572
2006	47,404	449,444	—	333,404	624,933	40,293	396,653	(42,747)	97,274	353,092	620,908

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March, 2009.

SAFETY INSURANCE GROUP, INC.
By:	/s/ DAVID F. BRUSSARD David F. Brussard, President,Chief Executive Officer and Chairman of the Board

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ DAVID F. BRUSSARD David F. Brussard	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 13, 2009
/s/ WILLIAM J. BEGLEY, JR. William J. Begley, Jr.	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 13, 2009
/s/ A. RICHARD CAPUTO, JR. A. Richard Caputo, Jr.	Director	March 13, 2009
/s/ FREDERIC H. LINDEBERG Frederic H. Lindeberg	Director	March 13, 2009
/s/ PETER J. MANNING Peter J. Manning	Director	March 13, 2009
/s/ DAVID K. MCKOWN David K. McKown	Director	March 13, 2009

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.(1)
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.(1)
4	Form of Stock Certificate for the Common Stock(1)
10.1	Lease Agreement between Thomas Black Corporation and Aman, Inc. for the lease of office space located on the 1st through 6th, 11th and 12th floors of 20 Custom House Street, Boston, Massachusetts, dated June 11, 1987, and as amended on October 11, 1988, September 14, 1989, September 19, 1990, February 23, 1994, December 20, 1996, June 24, 2002, July 26, 2004 and April 5, 2007(2)
10.2	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001(1)
10.3	2001 Restricted Stock Plan(1)(4)
10.4	Executive Incentive Compensation Plan(1)(4)
10.5	2002 Management Omnibus Incentive Plan, as Amended(7)
10.6	Reinsurance Terms Sheet between Safety Insurance Company and Swiss Re America Corporation, effective January 1, 2002(1)
10.7	Excess Catastrophe Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2002(1)
10.8	Property Risk Excess of Loss Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2002(1)
10.9	Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective July 1, 2003(1)
10.10	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David F. Brussard, as of December 31, 2008(3)(4)(11)
10.11	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and William J. Begley, Jr., as of December 31, 2008(3)(4)(11)
10.12	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Edward N. Patrick, Jr., as of December 31, 2008(3)(4)(11)
10.13	Employment Agreement by and between Safety Insurance Group, Inc. and Daniel F. Crimmins, dated November 8, 2004(3)(4)
10.14	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Daniel D. Loranger, as of December 31, 2008(3)(4)(11)
10.15	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Robert J. Kerton, as of December 31, 2008(3)(4)(13)
10.16	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David E. Krupa, as of December 31, 2008(3)(4)(11)
10.17	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(4)(5)(12)
10.18	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(4)(5)(12)
10.19	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(4)(5)(12)
10.20	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(4)(5)
10.21	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(4)(5)
10.22	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.23	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.24	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.25	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and James D. Berry, as of December 31, 2008(4)(6)(13)

Exhibit Number	Description
10.26	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy, as of December 31, 2008(4)(6)(13)
10.27	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2006(7)
10.28	Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2006(7)
10.29	Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.30	Addendum No. 1 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.31	Property Catastrophe Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.32	Umbrella Liability Quota Share Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.33	Addendum No. 1 to Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective April 1, 2006(7)
10.34	Annual Performance Incentive Plan(4)(7)
10.35	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., effective January 1, 2007(8)
10.36	Addendum No.1 to Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., adding Safety Property and Casualty Insurance Company as a named reinsured company, effective January 1, 2007(8)
10.37	Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., effective January 1, 2007(8)
10.38	Addendum No. 1 to Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., adding Safety Property and Casualty Insurance Company as a named reinsured company, effective January 1, 2007(8)
10.39	Property Catastrophe Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Reinsurance America Corporation, effective January 1, 2007(8)
10.40	Addendum No. 2 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Reinsurance America Corporation, effective January 1, 2007(8)
10.41	Addendum No. 2 to Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and The Hartford Steam Boiler Inspection and Insurance Company, effective January 1, 2007(8)
10.42	Addendum No. 1 to Umbrella Liability Quota Share Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, adding Safety Property and Casualty Insurance Company as a named reinsured company, effective September 1, 2009(9)
10.43	Addendum No. 3 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, adding Safety Property and Casualty Insurance Company as a named reinsured company, effective September 1, 2007(9)
10.44	Amended and Restated Revolving Credit Agreement with RBS Citizens(10)
10.45	Amendment to Annual Performance Incentive Plan(11)
10.46	Amendment to Management Omnibus Incentive Plan(11)
21	Subsidiaries of Safety Insurance Group, Inc.(9)
23	Consent of PricewaterhouseCoopers LLP(13)
24	Power of Attorney(1)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(13)

Exhibit Number	Description
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(13)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)

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

(9)
Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2007 filed on March 14, 2008.

(10)
Incorporated herein by reference to the Registrant's Form 8-K filed on August 20, 2008.

(11)
Incorporated herein by reference to the Registrant's Form 8-K filed on December 31, 2008.

(12)
Incorporated herein by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2008, as filed on November 7, 2008.

(13)
Included herein.