Form 10-Q
period 2009-03-31
SAFETY INSURANCE GROUP INC
filed 2009-05-08
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of May 5, 2009, there were 15,761,235 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2009	2008
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $945,901 and $929,836)	$951,218	$920,171
Equity securities, at fair value (cost: $9,499 and $8,419)	9,405	8,040
Short term securities, at amortized cost which approximates fair value	67,972	82,928
Total investment securities	1,028,595	1,011,139
Cash and cash equivalents	30,604	60,451
Accounts receivable, net of allowance for doubtful accounts	138,079	138,792
Accrued investment income	9,827	9,957
Taxes recoverable	4,224	5,300
Receivable from reinsurers related to paid loss and loss adjustment expenses	10,057	10,835
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	72,635	76,489
Ceded unearned premiums	21,203	21,620
Deferred policy acquisition costs	47,656	46,687
Deferred income taxes	13,456	18,986
Equity and deposits in pools	25,648	23,578
Other assets	14,709	13,983
Total assets	$1,416,693	$1,437,817

Liabilities
Loss and loss adjustment expense reserves	$456,757	$467,559
Unearned premium reserves	294,883	289,695
Accounts payable and accrued liabilities	31,749	51,111
Payable for securities purchased	2,532	—
Payable to reinsurers	7,731	8,291
Other liabilities	17,509	17,790
Total liabilities	811,161	834,446

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,608,149 and 16,464,530 shares issued	166	165
Additional paid-in capital	141,242	140,261
Accumulated other comprehensive income (loss), net of taxes	3,395	(6,528)
Retained earnings	482,359	476,989
Treasury stock, at cost; 686,861 and 232,013 shares	(21,630)	(7,516)
Total shareholders’ equity	605,532	603,371
Total liabilities and shareholders’ equity	$1,416,693	$1,437,817

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

Net earned premiums	$135,350	$150,748
Net investment income	10,422	11,528
Net realized (losses) gains on investments	(318)	31
Finance and other service income	4,088	4,498
Total revenue	149,542	166,805

Losses and loss adjustment expenses	92,882	95,870
Underwriting, operating and related expenses	41,072	44,465
Interest expenses	22	19
Total expenses	133,976	140,354

Income before income taxes	15,566	26,451
Income tax expense	3,722	7,406
Net income	$11,844	$19,045

Earnings per weighted average common share:
Basic	$0.73	$1.18
Diluted	$0.73	$1.17

Cash dividends paid per common share	$0.40	$0.40

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2007	$162	$134,224	$4,453	$432,746	$(1,585)	$570,000
Net income, January 1 to March 31, 2008				19,045		19,045
Other comprehensive income, net of deferred federal income taxes			3,943			3,943
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	2	986				988
Dividends paid				(6,478)		(6,478)
Acquisition of treasury stock					(2,444)	(2,444)
Balance at March 31, 2008	$164	$135,210	$8,396	$445,313	$(4,029)	$585,054

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	(Loss) Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2008	$165	$140,261	$(6,528)	$476,989	$(7,516)	$603,371
Net income, January 1 to March 31, 2009				11,844		11,844
Other comprehensive income, net of deferred federal income taxes			9,923			9,923
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	981				982
Dividends paid				(6,474)		(6,474)
Acquisition of treasury stock					(14,114)	(14,114)
Balance at March 31, 2009	$166	$141,242	$3,395	$482,359	$(21,630)	$605,532

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Net income	$11,844	$19,045

Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of tax expense of $5,231 and $2,134	9,716	3,963
Reclassification adjustment for losses (gains) included in net income, net of tax benefit (expense) of $111 and $(11)	207	(20)

Unrealized gains on securities available for sale	9,923	3,943

Comprehensive income	$21,767	$22,988

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$11,844	$19,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	3,144	2,842
Provision (benefit) for deferred income taxes	187	(582)
Net realized losses (gains) on investments	318	(31)
Changes in assets and liabilities:
Accounts receivable	713	(3,936)
Accrued investment income	130	439
Receivable from reinsurers	4,632	5,075
Ceded unearned premiums	417	(1,469)
Deferred policy acquisition costs	(969)	(2,619)
Other assets	(2,334)	(3,289)
Loss and loss adjustment expense reserves	(10,802)	(9,780)
Unearned premium reserves	5,188	14,968
Accounts payable and accrued liabilities	(19,362)	(21,999)
Payable to reinsurers	(560)	1,270
Other liabilities	(564)	4,821
Net cash (used for) provided by operating activities	(8,018)	4,755

Cash flows from investing activities:
Fixed maturities purchased	(37,229)	(42,064)
Equity securities purchased	(2,462)	(2,379)
Proceeds from sales, paydowns and calls of fixed maturities	22,003	23,897
Proceeds from maturities of fixed maturities	322	6,675
Proceed from sales of equity securities	1,064	560
Proceed from maturities of short term securities	15,000	—
Fixed assets purchased	(60)	(871)
Net cash used for investing activities	(1,362)	(14,182)

Cash flows from financing activities:
Proceeds and excess tax benefits from exercise of stock options	121	88
Dividends paid to shareholders	(6,474)	(6,478)
Acquisition of treasury stock	(14,114)	(2,444)
Net cash used for financing activities	(20,467)	(8,834)

Net decrease in cash and cash equivalents	(29,847)	(18,261)
Cash and cash equivalents at beginning of year	60,451	46,311
Cash and cash equivalents at end of period	$30,604	$28,050

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

The financial information as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 13, 2009.

The Company is a leading provider of personal lines property and casualty insurance focused primarily on the Massachusetts market. The Company’s principal product line is private passenger automobile insurance, which accounted for 71.7% of its direct written premiums in 2008. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company and Safety Property and Casualty Company (together referred to as the “Insurance Subsidiaries”).

2.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements.  This standard applies to fair value measurements already required or permitted by existing standards and is effective for financial statements issued for fiscal years beginning after November 15, 2007. See Note 5 for further information regarding the Company’s investments and fair value measurements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has chosen not to elect the fair value option permitted by this statement.

For information regarding the Company’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), see Note 9.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF’) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”)  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting.   FSP EITF 03-6-1 requires that such instruments that hold unforfeitable rights to dividends or dividend equivalents, regardless of whether paid or unpaid, should be considered participating securities and accordingly, should be included in the calculation of earnings per share under the two-class method instead of the treasury stock method.  Under the Company’s employee incentive compensation plan, restricted stock grantees have unforfeitable rights to dividends before the vesting period and are therefore, participating securities and treated as a separate class of securities in calculating earning per share.  The Company adopted FSP EITF 03-6-1 effective January 1, 2009, and has since used the two-class method to calculate earnings per share. In accordance with the adoption provisions of FSP EITF 03-6-1, all prior period earnings per share data has been adjusted retroactively to conform to the provisions of FSP EITF 03-6-1.  The adoption of FSP EITF 03-6-1 did not have a material effect on the Company’s previously issued or current EPS.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”).  FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect the changes associated with the adoption of FSP FAS 115-2/124-2 to have a material impact on its consolidated results of operations or financial position.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will make the required disclosures effective with its quarterly report on Form 10-Q for the quarter ended June 30, 2009.

3.  Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period including unvested restricted shares which are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  At March 31, 2009 and 2008, the Company’s potentially dilutive instruments were common shares under options of 233,046, and 330,388, respectively.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2009	2008
Net income as reported	$11,844	$19,045
Less dividends:
Distributed to common shareholders	6,390	6,416
Distributed to participating security holders	84	62
Total undistributed earnings	$5,370	$12,567

Undistributed earnings to common shareholders	$5,290	$12,425
Undistributed earnings to participating security holders	$80	$142

Net income available to common shareholders for basic and diluted earnings per share	$11,844	$19,045

Weighted average number of common shares outstanding	15,928,586	16,024,794
Common equivalent shares- restricted stock	239,264	182,935
Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	16,167,850	16,207,729
Common equivalent shares- stock options	20,759	57,368
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	16,188,609	16,265,097

Basic earnings per share	$0.73	$1.18
Diluted earnings per share	$0.73	$1.17

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 168,925 and 174,925 anti-dilutive stock options for the three months ended March 31, 2009 and 2008, respectively.

4.  Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At March 31, 2009 there were 918,796 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the three months ended March 31, 2009 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS	March 9, 2009	95,953	$28.66	3 years, 30%-30%-40%
RS	March 9, 2009	4,000	$28.66	No vesting period (2)
RS	March 19, 2009	38,046	$33.24	5 years, 20% annually

(1)   The fair value per share of the restricted stock grant is equal to the closing price of the Company’s common stock on the grant date.

(2)   The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

Accounting and Reporting for Stock-Based Awards

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R (revised 2004), Share-Based Payment (“FAS 123R”), which requires the Company to measure and recognize the cost of employee services received in exchange for an award of equity instruments.  Under the provisions of FAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Stock Options

The fair value of stock options used to compute net income and earnings per share for the three month period ended March 31, 2009 and 2008 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2009	2008
Expected dividend yield	1.36% - 2.16%	1.36% - 2.52%
Expected volatility	0.28 - 0.36	0.20 - 0.36
Risk-free interest rate	3.23% - 4.76%	3.23% - 4.76%
Expected holding period	6.5 - 7 years	6.5 - 7 years

Expected dividend yield is the Company’s dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future. Expected volatility is based on historical volatility of the Company’s common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option.  The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option.  The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term.  There were no stock options granted during the three month periods ended March 31, 2009 and 2008.

The following table summarizes stock option activity under the Incentive Plan for the three months ended March 31, 2009.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	238,666	$33.66
Exercised	(5,620)	$13.70
Outstanding at end of period	233,046	$34.14	6.1 years	$908
Exercisable at end of period	170,156	$31.74	5.9 years	$889

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $31.08 on March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at March 31, 2009 and 2008. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $98 and $84, respectively.

A summary of the status of non-vested options as of March 31, 2009, is presented below.

		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Non-vested at beginning of year	118,035	$37.06
Vested	(55,145)	$32.98
Non-vested at end of period	62,890	$40.64

As of March 31, 2009, there was $802 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 1.3 years.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Cash received from options exercised was $77 and $59 for the three months ended March 31, 2009, and 2008, respectively.

Restricted Stock

Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as expense over the requisite service period.

The following table summarizes restricted stock activity under the Incentive Plan during the three months ended March 31, 2009.

	Shares	Weighted
	Under	Average
	Restriction	Fair Value
Outstanding at beginning of the year	246,325	$38.77
Granted	137,999	$29.92
Vested and unrestricted	(84,857)	$40.20
Outstanding at end of period	299,467	$34.28

As of March 31, 2009, there was $9,270 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.0 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2009 and 2008 was $3,412 and $2,733, respectively.  For the three months ended March 31, 2009 and 2008, the Company recorded compensation expense related to restricted stock of $647 and $566, net of income tax benefits of $349 and $304, respectively.

5.  Investments

The gross unrealized gains (losses) of investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, was as follows:

	March 31, 2009
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$288,984	$12,045	$(151)	$300,878
Obligations of states and political subdivisions	496,419	14,230	(2,978)	507,671
Asset-backed securities (1)	90,653	136	(14,924)	75,865
Corporate and other securities	69,845	846	(3,887)	66,804
Subtotal, fixed maturity securities	945,901	27,257	(21,940)	951,218
Equity securities (2)	9,499	5	(99)	9,405
Short term securities	67,972	—	—	67,972
Totals	$1,023,372	$27,262	$(22,039)	$1,028,595

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $276,348 at amortized cost and $287,903 at fair value as of March 31, 2009. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

(2)  Equity securities consist solely of interests in mutual funds held to fund the Company’s executive deferred compensation plan.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, at March 31, 2009, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2009
	Amortized Cost	Estimated Fair Value
Due in one year or less	$36,061	$36,766
Due after one year through five years	234,151	240,538
Due after five years through ten years	163,039	166,359
Due after ten years through twenty years	132,398	131,333
Due after twenty years	13,251	12,454
Asset-backed securities	367,001	363,768
Totals	$945,901	$951,218

The gross realized (losses) gains on sales of fixed maturities and equity securities were as follows for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Gross realized gains
Fixed maturity securities	$—	$56
Gross realized losses
Fixed maturity securities	—	(25)
Equity securities	(318)	—
Net realized (losses) gains on investments	$(318)	$31

Proceeds from fixed maturities maturing were $322 and $6,675 for the three months ended March 31, 2009 and 2008, respectively.

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

	As of March 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$7,393	$79	$953	$72	$8,346	$151
Obligations of states and political subdivisions	35,476	851	67,012	2,127	102,488	2,978
Asset-backed securities	15,696	2,775	48,687	12,149	64,383	14,924
Corporate and other securities	9,745	361	16,480	3,526	26,225	3,887
Subtotal, fixed maturity securities	68,310	4,066	133,132	17,874	201,442	21,940
Equity securities	1,997	18	225	81	2,222	99
Total temporarily impaired securities	$70,307	$4,084	$133,357	$17,955	$203,664	$22,039

The Company’s investment portfolio included 127 securities in an unrealized loss position at March 31, 2009. The Company’s methodology of assessing other-than-temporary impairment is based upon analysis of each security as of the balance sheet date and considers various factors including the length of time and the extent to which fair value has been less than the cost, the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, and the Company’s intent to hold the investment for a period of time sufficient to allow for recovery of its costs.

As of March 31, 2009, with the exception of one security which represented 0.1% of the Company’s total investment in fixed income securities, the Company’s fixed income securities portfolio was comprised entirely of investment grade corporate fixed maturity securities, U.S. Government and Agency securities, states and political subdivision securities, and asset-backed securities (i.e., all securities received a rating assigned by Moody’s Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody’s.)  The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated Aaa/AAA. The unrealized losses recorded on the fixed maturity investment portfolio at March 31, 2009, resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given its current level of liquidity, the Company intends and believes it has the ability to hold these securities for a period of time sufficient to allow for recovery in fair value. Therefore, these decreases in values are viewed as being temporary.

During the three months ended March 31, 2009 and 2008, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other-than-temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2009	2008
Interest and dividends on fixed maturities	$10,557	$11,523
Dividends on equity securities	39	51
Interest on short term securities	44	—
Interest on cash and cash equivalents	106	289
Total investment income	10,746	11,863
Investment expenses	324	335
Net investment income	$10,422	$11,528

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Fair Value Measurements

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

As of March 31, 2009, approximately 99.8% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.  The following table summarizes our total fair value measurements and the fair value measurements based on Level 3 inputs for investments at March 31, 2009.

	March 31, 2009
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity securities	$951,218	$—	$949,376	$1,842
Equity securities	9,405	9,405	—	—
Short term securities	67,972	—	67,972	—
Total investment securities	$1,028,595	$9,405	$1,017,348	$1,842

The following table summarizes the changes in the Company’s Level 3 fair value measurements for the three months ended March 31, 2009.

	Fixed Maturity Securities	Equity Securities	Total
Balance at January 1, 2009	$1,842	$—	$1,842
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	—	—	—
Purchases and sales	—	—	—
Transfers in (out) of Level 3	—	—	—
Balance at March 31, 2009	$1,842	$—	$1,842
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at March 31, 2009	$—	$—	$—

On January 1 and March 31, 2009, one fixed maturity security was manually priced solely using broker quotes. This was deemed to render the fair value measurements as based upon unobservable inputs and accordingly, it was classified within Level 3.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 inputs during the year ended March 31, 2009.

6.   Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Reserves for losses and LAE at beginning of year	$467,559	$477,720
Less reinsurance recoverable on unpaid losses and LAE	(76,489)	(84,290)
Net reserves for losses and LAE at beginning of year	391,070	393,430
Incurred losses and LAE, related to:
Current year	101,410	105,082
Prior years	(8,528)	(9,212)
Total incurred losses and LAE	92,882	95,870
Paid losses and LAE related to:
Current year	40,843	38,643
Prior years	58,987	62,535
Total paid losses and LAE	99,830	101,178
Net reserves for losses and LAE at end of period	384,122	388,122
Plus reinsurance recoverables on unpaid losses and LAE	72,635	79,818
Reserves for losses and LAE at end of period	$456,757	$467,940

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $8,528 and $9,212 for the three months ended March 31, 2009 and 2008, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities. The decrease in prior years reserves during the 2009 period is primarily composed of reductions of $3,489 in the Company’s retained automobile reserves, $3,298 in reserves assumed from Commonwealth Automobile Reinsurers (“CAR”), and $1,283 in the Company’s retained homeowners reserve.  The decrease in prior year reserves during the 2008 period is primarily composed of reductions of $7,334 in the Company’s retained automobile reserves and $1,384 in CAR assumed reserves.

The Company’s private passenger automobile line of business prior year reserves decreased by $5,642 for the three months ended March 31, 2009. The decrease was primarily due to improved retained private passenger results of $2,390 for the accident years 2000 through 2006, and improved assumed CAR results for the private passenger automobile pool of $2,290 for accident years 2005 through 2008. The Company’s private passenger automobile line of business prior year reserves decreased by $8,673 for the three months ended March 31, 2008. The decrease was primarily due to improved retained private passenger results of $1,658, $1,686, and $1,266 for the 2005, 2004, and 2002 accident years, respectively and improved assumed CAR results for the private passenger automobile pool of $1,384 for accident years 2004 through 2007.  The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee. The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

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

In addition, on November 21, 2008, the Massachusetts Office of the Attorney General (the “AG”) delivered a civil investigative demand (the “CID”) to Safety Insurance Company, one of our operating subsidiaries. The CID directed us to produce certain information related to the Company’s policies and practices in connection with underwriting insurance policies on motorcycles and adjusting total loss claims under such policies. We understand that certain other insurance companies are also being investigated by the AG related to their policies and practices related to motorcycle insurance.

The focus of the AG’s attention appears to be on the insured values determined by us for purposes of charging premiums for physical damage insurance coverage. In 2008, coverage for motorcycles represented 1.9% of our total private passenger automobile insurance. We have been cooperating with the AG and responding to the CID and various related additional requests for information by the AG since that time.

In connection with the matters addressed by the CID, the AG delivered a letter to Safety Insurance Company dated February 2, 2009, in which the AG stated that it “has reason to believe that Safety Insurance Company has violated the Massachusetts Consumer Protection Act , G.L. c. 93A, § 2, by engaging in unfair and deceptive acts and practices regarding motorcycle insurance. Specifically, the Attorney General has reason to believe that the Company overcharged its customers for motorcycle insurance and engaged in related unfair claims settlement practices.” By issuing this letter the AG has met a statutory prerequisite to filing a civil complaint under the Massachusetts Consumer Protection Act against the Company.

We are engaged in ongoing discussions with the AG with respect to the matters raised in the February 2, 2009 letter. In view of the uncertainties involved in this matter and its early stage, we are unable to predict the outcome of this matter and have not established any reserve in connection with it.

8.  Debt

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

Our obligations under the credit facility are secured by pledges of our assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. Among other covenants, the credit facility restricts our payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of our prior year’s net income, as determined in accordance with GAAP. As of March 31, 2009, the Company was in compliance with all such covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if we (i) default in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fail to perform any other covenant permitting acceleration of all such debt.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The Company had no amounts outstanding on its credit facility at March 31, 2009 and 2008. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at March 31, 2009 and 2008.

9. Income Taxes

Federal income tax expense for the three months ended March 31, 2009 and 2008 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

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

During the three months ended March 31, 2009, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its FIN 48 liability.

As of March 31, 2009 and December 31, 2008, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2005. The Company is not currently under examination by the Internal Revenue Service.  The Company is currently subject to examination by Massachusetts for the years 2005 and 2006.  The Company expects that any adjustments resulting from the examination would be immaterial to its financial position.

10. Share Repurchase Program

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares. On March 24, 2009, the Board of Directors increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company’s outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

During the three months ended March 31, 2009, the Company purchased 454,848 of its common shares on the open market under the program at a cost of $14,114. During April 2009, purchases of 139,297 of the Company’s common shares were made at a cost of $4,554. At December 31, 2008, we had purchased 232,013 of our common shares on the open market under the program at a cost of $7,516.

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

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 71.7% of our direct written premiums in 2008), we offer a portfolio of other insurance products, including commercial automobile (13.2% of 2008 direct written premiums), homeowners (11.6% of 2008 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 3.5% of 2008 direct written premiums). Operating virtually exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C, (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 827 independent insurance agents in 969 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.1% and 11.7% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2008, according to the Commonwealth Automobile Reinsurers (“CAR”) Cession Volume Analysis Report of March 3, 2009, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

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

Massachusetts Automobile Insurance Market

We have been subject to extensive regulation in the private passenger automobile insurance industry in Massachusetts, which represented 71.7% of our direct written premiums in 2008. Owners of registered automobiles in Massachusetts are required to maintain minimum automobile insurance coverage. Prior to April 1, 2008, the Commissioner of Insurance (the “Commissioner”) had fixed and established the maximum rates that could be charged for private passenger automobile insurance.  Prior to April 1, 2008, as a servicing carrier of CAR, we were required to issue a policy to all qualified applicants. CAR operates at an underwriting deficit. This deficit is allocated among every Massachusetts automobile insurance company, including us, based on a complex formula that takes into consideration a company’s voluntary market share, the rate at which it cedes business to CAR, and the company’s utilization of a credit system CAR has designed to encourage carriers to reduce their use of CAR. In addition, based on our market share, prior to April 1, 2009 we had been assigned certain licensed producers by CAR that were unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs.

On July 16, 2007, the Commissioner issued two decisions that significantly changed how private passenger automobile insurance is regulated in Massachusetts. In the first decision, the Commissioner approved and set a time table for the implementation of new CAR rules pursuant to which the current reinsurance program run by CAR has been replaced with an assigned risk plan, the Massachusetts Automobile Insurance Plan (“MAIP”). Under these new rules, as of April 1, 2009 we will no longer be assigned ERPs whose business we must insure (subject to the option of ceding it to CAR) and instead, we are assigned individual policies by CAR. The MAIP began with business effective on or after April 1, 2008 for new business and those risks that have 10 or more Safe Driver Points. Beginning April 1, 2009, all business was eligible for MAIP except those risks that have no violations or accidents in the preceding three year period (so called “Clean in three” risks). The last policy effective date on which any risk can be ceded to CAR in accordance with the current reinsurance program was March 31, 2009. We are not able at this time to determine what effect these new CAR rules will have on our business.

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

CAR runs a reinsurance pool for commercial automobile policies and beginning January 1, 2006, CAR implemented a Limited Servicing Carrier Program (“LSC”) for ceded commercial automobile policies. CAR approved Safety Insurance and five other servicing carriers through a Request for Proposal to process ceded commercial automobile business, which is spread equitably among the six servicing carriers. Each Massachusetts commercial automobile insurer must bear a portion of the losses of the commercial reinsurance pool that is serviced by the six servicing carriers in the LSC program. Subject to the Commissioner’s review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR’s rate level. This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company’s commercial automobile voluntary market share.

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

Under Managed Competition, we decreased our rates an average 6.7% in 2008. We have filed and been approved for modifications in our rates effective April 1, 2009 that are expected to result in no change in our average total rates. We will also begin using three rating tiers effective April 1, 2009. A Companion Policy Client Tier, which  is policyholders that have a non private passenger automobile policy with us, will receive a rate decrease of 2.5%. A Loyal Automobile Client Tier, which is policyholders who have been insured with Safety two or more years, will see no rate change. A New Insurance Client Tier, which is policyholders that don’t qualify for the other two tiers, will have a rate increase of 2.5%. Our rates include a 13.0% commission rate for agents.

For the three months ended March 31, 2009, our average private passenger automobile premium per exposure decreased by 9.6% from the three months ended March 31, 2008.  The table below shows the filed and approved average Massachusetts private passenger automobile premium rate changes and the resulting changes in our average premium per automobile exposure.  The 9.6% decrease in average premium per personal automobile exposure is the result of our “rounded account” pricing strategy introduced under Managed Competition that began April 1, 2008, which has favorable pricing for policyholders that insure an automobile and home with us, and unfavorable pricing for stand-alone automobile policies.  More automobile policyholders than we originally estimated have insured both their automobile and home with us, and thus are eligible for our account discount of 10%.

Massachusetts Private Passenger Automobile Rates

Year	Average Rate Change (1)	Safety Change in Average Premium per Automobile Exposure (2)
2009	(6.7)%	(9.6)%
2008	(6.7)%	(7.9)%
2007	(11.7)%	(5.5)%
2006	(8.7)%	(6.8)%
2005	(1.7)%	0.1%
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%

(1)  Source: Commissioner rate decisions for 1998 — 2007, and Safety Insurance for 2008 and 2009. The 11.7% average rate decrease in        2007 was in effect for the period April 1, 2007 through March 31, 2008. Under Managed Competition, the 6.7% average rate decrease in 2008 was effective for the period April 1, 2008 through March 31, 2009.

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

Our statutory insurance ratios are outlined in the following table:

	Three Months Ended March 31,
	2009	2008
Statutory ratios:
Loss ratio	68.6%	63.6%
Expense ratio	29.5	28.4
Combined ratio	98.1%	92.0%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

Our GAAP insurance ratios are outlined in the following table:

	Three Months Ended March 31,
	2009	2008
GAAP ratios:
Loss ratio	68.6%	63.6%
Expense ratio	30.3	29.5
Combined ratio	98.9%	93.1%

Stock-Based Compensation

Long-term incentive compensation is provided under the our 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At March 31, 2009, there were 918,796 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the three months ended March 31, 2009 is as follows:

Type of Equity Awarded	Effective Date	Number of Awards Granted	Fair Value per Share (1)	Vesting Terms
RS	March 9, 2009	95,953	$28.66	3 years, 30%-30%-40%
RS	March 9, 2009	4,000	$28.66	No vesting period (2)
RS	March 19, 2009	38,046	$33.24	5 years, 20% annually

(1)   The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.

(2)   The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of our Board of Directors.

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”). In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to adjust our reinsurance programs as a result of the changes to the models. As of January 1 2009, our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $350,000. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance protects us in the event of a “140-year storm” (that is, a storm of a severity expected to occur once in a 140-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A” (Superior). All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better except for PARIS RE which is rated “A-” (Excellent).

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2008, the FAIR Plan purchased $1,100,000 of catastrophe reinsurance for property losses in excess of $180,000. At March 31, 2009, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $343,146 to $389,212 as of March 31, 2009. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. The Company’s selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $384,122 as of March 31, 2009.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2009.

Line of Business	Low	Recorded	High
Private passenger automobile	$234,008	$264,557	$267,408
Commercial automobile	54,986	59,050	59,546
Homeowners	38,228	42,083	42,961
All other	15,924	18,432	19,297
Total	$343,146	$384,122	$389,212

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves by line of business as of March 31, 2009.

Line of Business	Case	IBNR	Total
Private passenger automobile	$212,409	$17,008	$229,417
CAR assumed private passenger auto	20,917	14,223	35,140
Commercial automobile	34,940	7,329	42,269
CAR assumed commercial automobile	9,179	7,602	16,781
Homeowners	18,542	8,374	26,916
FAIR Plan assumed homeowners	6,044	9,123	15,167
All other	7,721	10,711	18,432
Total net reserves for losses and LAE	$309,752	$74,370	$384,122

For our private passenger automobile, commercial automobile and homeowners lines of business as of March 31, 2009, due to the relatively long time we have been writing these lines of insurance and our stable long-term trends in frequency and severity, the range of reserves is relatively narrow. For our all other lines of business as of  March 31, 2009, due to the relatively short time we have been writing these lines of business, the sparse amount of data and the resulting immature history available for our analysis, the range of reserves is relatively wide.  We have recorded reserves closer to the high in the ranges of our projections.

Our IBNR reserves for CAR assumed private passenger and commercial automobile business are 40.5% and 45.3% respectively of our total reserves for CAR assumed private passenger and commercial automobile business as of March 31, 2009 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of March 31, 2009.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$229,417
CAR assumed private passenger automobile		$35,140
Net private passenger automobile			$264,557
Commercial automobile	42,269
CAR assumed commercial automobile		16,781
Net commercial automobile			59,050
Homeowners	26,916
FAIR Plan assumed homeowners		15,167
Net homeowners			42,083
All other	18,432	—	18,432
Total net reserves for losses and LAE	$317,034	$67,088	$384,122

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

We receive a Settlement of Balances report from CAR that reports our share of CAR premium, losses and LAE on a lagged basis, seventy-five days after the end of every quarter. CAR-published financial data is always at least one quarter behind the financial data we report. For example, when we reported our financial results for the year ended December 31, 2008, we had nine months of reported 2008 CAR financial data, and we had to estimate and record as IBNR reserves what CAR would report to us for the last three months of the year.

We receive our final calendar year Participation Ratio report from CAR eight months after the end of that year, and thus we have to estimate for six quarters our share of the CAR deficit. For example, for the year ended December 31, 2007, we had to estimate our 2007 policy year CAR Participation Ratio beginning with the first quarter of 2007 through the second quarter of 2008.

Because of the lag in CAR estimates, and in order to try to validate to the extent possible the information CAR does provide, we must try to estimate the effects of the actions of our competitors in order to establish our Participation Ratio. Before final Participation Ratios are available, we estimate the size of CAR and the resulting deficit based on historical analysis of CAR results and estimations of our competitors’ current cession strategies. Even after our final Participation Ratio is available from CAR, we must continue to estimate the size of CAR and the resulting deficit based upon data published by CAR and our own continuing analysis. As a result, changes in our reserves for CAR may continue to occur until all claims are finally settled. The Loss Reserving Committee at CAR meets 70 days after the end of each quarter to estimate the CAR deficit for all active policy years and publishes estimations, which we use to estimate our share of the deficit.  The estimation that CAR calculates is based on data it collects from 19 servicing carriers which settle, reserve and report claims using a variety of methods. Any delays or errors in the collection of this data could have a significant impact on the accuracy of CAR’s estimations.

Although we rely to a significant extent in setting our reserves on the information CAR provides, we are cautious in our use of that information, both because of the delays described above and because the CAR estimates incorporate data CAR receives from all other CAR servicing carriers in Massachusetts.  We do not have direct access to that data or firsthand knowledge of how those carriers are currently conducting their operations.  As a result, we are cautious in recording CAR reserves for the calendar years for which we have to estimate our Participation Ratio and these reserves are subject to significant judgments and estimates.

The portion of reserves based upon CAR estimates has declined over time as a result of the institution of the MAIP and phase-out of the CAR reinsurance pool, as described elsewhere in this report.

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the three months ended March 31, 2009, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $1,353. Each 1 percentage-point change in the loss and loss expense ratio would have had a $880 effect on net income, or $0.05 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31, 2009. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,588)	$(2,294)	$—
Estimated increase in net income	2,982	1,491	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,294)	—	2,294
Estimated increase (decrease) in net income	1,491	—	(1,491)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,294	4,588
Estimated decrease in net income	—	(1,491)	(2,982)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(845)	(423)	—
Estimated increase in net income	549	275	—
No Change in Severity
Estimated (decrease) increase in reserves	(423)	—	423
Estimated increase (decrease) in net income	275	—	(275)
+1 Percent Change in Severity
Estimated increase in reserves	—	423	845
Estimated decrease in net income	—	(275)	(549)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(538)	(269)	—
Estimated increase in net income	350	175	—
No Change in Severity
Estimated (decrease) increase in reserves	(269)	—	269
Estimated increase (decrease) in net income	175	—	(175)
+1 Percent Change in Severity
Estimated increase in reserves	—	269	538
Estimated decrease in net income	—	(175)	(350)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(369)	(184)	—
Estimated increase in net income	240	120	—
No Change in Severity
Estimated (decrease) increase in reserves	(184)	—	184
Estimated increase (decrease) in net income	120	—	(120)
+1 Percent Change in Severity
Estimated increase in reserves	—	184	369
Estimated decrease in net income	—	(120)	(240)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2009. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(351)	$351
Estimated increase (decrease) in net income	228	(228)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(168)	168
Estimated increase (decrease) in net income	109	(109)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(152)	152
Estimated increase (decrease) in net income	99	(99)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $8,528, and $9,212 for the three months ended March 31, 2009 and 2008, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2009 and 2008. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

Accident	Three Months Ended March 31,
Year	2009	2008
1999 & prior	$(285)	$(144)
2000	(188)	(238)
2001	(516)	(521)
2002	(772)	(1,275)
2003	(327)	(701)
2004	(636)	(1,951)
2005	(1,982)	(2,291)
2006	(1,294)	(1,589)
2007	(1,160)	(502)
2008	(1,368)	—
All prior years	$(8,528)	$(9,212)

The decreases in prior years reserves during the three months ended March 31, 2009 and 2008 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2009 decrease is primarily composed of reductions of $3,489 in our retained automobile reserves, $1,283 in our retained homeowners reserves and $3,298 in CAR assumed reserves.  The 2008 decrease is primarily composed of reductions of $7,334 in our retained automobile reserves and $1,384 in CAR assumed reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the three months ended March 31, 2009.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	Total
1999 & prior	$(285)	$—	$—	$(285)
2000	(188)	—	—	(188)
2001	(367)	(149)	—	(516)
2002	(518)	(191)	(63)	(772)
2003	(214)	(1)	(112)	(327)
2004	(293)	(147)	(196)	(636)
2005	(1,554)	(250)	(178)	(1,982)
2006	(972)	(48)	(274)	(1,294)
2007	(345)	(196)	(619)	(1,160)
2008	(906)	(163)	(299)	(1,368)
All prior years	$(5,642)	$(1,145)	$(1,741)	$(8,528)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the three months ended March 31, 2009; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained
Accident Year	Automobile	Automobile	Homeowners	Total
1999 & prior	$(285)	$—	$—	$(285)
2000	(188)	—	—	(188)
2001	(315)	(145)	—	(460)
2002	(331)	(187)	(63)	(581)
2003	(11)	(1)	(112)	(124)
2004	(59)	(209)	(196)	(464)
2005	(995)	(272)	(178)	(1,445)
2006	(491)	—	(248)	(739)
2007	(1)	—	(486)	(487)
2008	—	1	—	1
All prior years	$(2,676)	$(813)	$(1,283)	$(4,772)

The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the three months ended March 31, 2009.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
1999 & prior	$—	$—	$—	$—
2000	—	—	—	—
2001	(52)	(4)	—	(56)
2002	(187)	(4)	—	(191)
2003	(203)	—	—	(203)
2004	(234)	62	—	(172)
2005	(559)	22	—	(537)
2006	(481)	(48)	(26)	(555)
2007	(344)	(196)	(133)	(673)
2008	(906)	(164)	(299)	(1,369)
All prior years	$(2,966)	$(332)	$(458)	$(3,756)

Our private passenger automobile line of business prior year reserves decreased by $5,642 for the three months ended March 31, 2009. The decrease was primarily due to improved retained private passenger results of $2,390 for the accident years 2000 through 2006, and improved assumed CAR results for the private passenger automobile pool of $2,290 for accident years 2005 through 2008. The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee. The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $1,145 for the three months ended March 31, 2009 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves decreased by $1,283 for the three months ended March 31, 2009. Our FAIR Plan homeowners reserve decreased by $458 for the three months ended March 31, 2009.

In estimating all our loss reserves, including CAR, we follow the guidance prescribed by Statement of Financial Accounting Standards (“FAS”) No. 60, Accounting and Reporting by Insurance Enterprises and FAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.

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

For further information, see “Results of Operations: Net Realized Investment Losses.”

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2009	2008
Direct written premiums	$145,477	$168,344
Net written premiums	$140,955	$164,247
Net earned premiums	$135,350	$150,748
Investment income	10,422	11,528
Net realized gains on investments	(318)	31
Finance and other service income	4,088	4,498
Total revenue	149,542	166,805
Loss and loss adjustment expenses	92,882	95,870
Underwriting, operating and related expenses	41,072	44,465
Interest expenses	22	19
Total expenses	133,976	140,354
Income before income taxes	15,566	26,451
Income tax expense	3,722	7,406
Net income	$11,844	$19,045
Earnings per weighted average common share:
Basic	$0.73	$1.18
Diluted	$0.73	$1.17
Cash dividends paid per common share	$0.40	$0.40

Direct Written Premiums.  Direct written premiums for the three months ended March 31, 2009, decreased by $22,867, or 13.6% to $145,477 from $168,344 for the comparable 2008 period. The 2009 decrease occurred primarily in our personal and commercial automobile lines, which experienced decreases of 9.6% and 6.5%, respectively, in average written premium per exposure and decreases of 9.3% and 5.6%, respectively, in written exposures. The decrease in our personal automobile line was primarily as a result of rate decreases totaling 6.7% which we filed under the competitive pricing system introduced to the private passenger automobile market in Massachusetts beginning April 1, 2008. Partially offsetting these decreases, our homeowners line average written premium per exposure increased by 3.0% with a 15.9% increase in written exposures. The 9.3% decrease in personal automobile exposures and 15.9% increase in homeowners exposures is the result of our “rounded account” pricing strategy under managed competition that began April 1, 2008, which has favorable pricing for policyholders that insure an automobile and home with Safety, and unfavorable pricing for stand alone automobile policies.

Net Written Premiums.  Net written premiums for three months ended March 31, 2009, decreased by $23,292 or 14.2% to $140,955 from $164,247 for the comparable 2008 period. This decrease was due to the factors that decreased direct written premiums combined with decreases in premiums assumed from CAR, and partially offset by decreases in premiums ceded to CAR.

Net Earned Premiums.  Net earned premiums for the three months ended March 31, 2009, decreased by $15,398 or 10.2%, to $135,350 from $150,748 for the comparable 2008 period. This decrease was due to the factors that decreased direct and net written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2009	2008
Written Premiums
Direct	$145,477	$168,344
Assumed	8,934	14,590
Ceded	(13,456)	(18,687)
Net written premiums	$140,955	$164,247

Earned Premiums
Direct	$138,659	$151,716
Assumed	10,564	16,250
Ceded	(13,873)	(17,218)
Net earned premiums	$135,350	$150,748

Net Investment Income.  Net investment income for the three months ended March 31, 2009, was $10,422 compared to $11,528 for the comparable 2008 period, a decrease of 9.6%. Average cash and investment securities (at cost) increased by $21,193, or 2.0%, to $1,066,539 for the three months ended March 31, 2009, from $1,045,347 for the three months ended March 31, 2008.  Net effective annualized yield on the investment portfolio decreased to 3.9% during the three months ended March 31, 2009, from 4.4% during the three months ended March 31, 2008. Our duration decreased to 3.0 years at March 31, 2009, down from 3.2 years at December 31, 2008.

Net Realized Gains(Losses) on Investments.  Net realized losses on investments were $318 for the three months ended March 31, 2009,  compared to net realized gains of $31 for the comparable 2008 period.

The gross unrealized gains (losses) on investments in fixed maturity securities and equity securities, including interests in mutual funds, was as follows:

	March 31, 2009
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$288,984	$12,045	$(151)	$300,878
Obligations of states and political subdivisions	496,419	14,230	(2,978)	507,671
Asset-backed securities (1)	90,653	136	(14,924)	75,865
Corporate and other securities	69,845	846	(3,887)	66,804
Subtotal, fixed maturity securities	945,901	27,257	(21,940)	951,218
Equity securities (2)	9,499	5	(99)	9,405
Short term securities	67,972	—	—	67,972
Totals	$1,023,372	$27,262	$(22,039)	$1,028,595

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $276,348 at amortized cost and $287,903 at fair value as of March 31, 2009. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

(2)  Equity securities consist solely of interests in mutual funds held to fund the Company’s executive deferred compensation plan.

As of March 31, 2009, with the exception of one security which represented 0.1% of our total investment in fixed income securities, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities All our securities received a rating assigned by Moody’s of Baa or higher, except the few securities not rated by Moody’s.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of March 31, 2009
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$300,878	31.6%
Aaa/Aa	442,507	46.5
A	147,935	15.6
Baa	33,077	3.5
Not rated (Standard & Poor’s rating of A- or higher)	26,128	2.7
Not rated	693	0.1
Total	$951,218	100.0%

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

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2009.

	As of March 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$7,393	$79	$953	$72	$8,346	$151
Obligations of states and political subdivisions	35,476	851	67,012	2,127	102,488	2,978
Asset-backed securities	15,696	2,775	48,687	12,149	64,383	14,924
Corporate and other securities	9,745	361	16,480	3,526	26,225	3,887
Subtotal, fixed maturity securities	68,310	4,066	133,132	17,874	201,442	21,940
Equity securities	1,997	18	225	81	2,222	99
Total temporarily impaired securities	$70,307	$4,084	$133,357	$17,955	$203,664	$22,039

Of the $22,039 gross unrealized losses as of March 31, 2009, $3,129 relates to fixed maturity obligations of U.S. Government agencies and obligations of states and political subdivisions. The remaining $18,910 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

We continue to hold no subprime mortgage debt securities. All of our holdings in mortgage-backed securities are either U.S. Government or agency guaranteed or are rated Aaa/AAA. The unrealized losses recorded on the fixed maturity investment portfolio at March 31, 2009, resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, we intend to and believe that we have the ability to hold these securities for a period of time sufficient to allow for recovery in fair value. Therefore, these decreases in values are viewed as being temporary.

During the three months ended March 31, 2009 and 2008, there was no significant deterioration in the credit quality of any of the Company’s holdings and no other than temporary impairment charges were recorded related to the Company’s portfolio of investment securities.

On January 1, 2008, we adopted Statement of Financial Accounting Standards 157, Fair Value Measurements (“FAS157”). FAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under FAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). The statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in FAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets and liabilities;

Level 2 — Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in  inactive markets and quoted prices in active markets for similar, but not identical instruments; and

Level 3 — Valuations based on unobservable inputs.

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

As of March 31, 2009, approximately 99.8% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. The following table summarizes our total fair value measurements and the fair value measurements based on Level 3 inputs for investments at March 31, 2009.

	As of March 31, 2009
			Level 3 Inputs
	Total	Level 3	as a % of
	Fair Value	Inputs	Fair Value
Fixed maturity securities	$951,218	$1,842	0.2%
Equity securities	9,405	—	—
Short term securities	67,972	—	—
Total investment securities	$1,028,595	$1,842	0.2%

The following table summarizes the changes in our Level 3 fair value measurements for the three months ended March 31, 2009.

Fixed
	Maturity	Equity
	Securities	Securities	Total
Balance at January 1, 2009	$1,842	$—	$1,842
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	—	—	—
Purchases and sales	—	—	—
Transfers in (out) of Level 3	—	—	—
Balance at March 31, 2009	$1,842	$—	$1,842
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at March 31, 2009	$—	$—	$—

On January 1 and March 31, 2009, one fixed maturity security was manually priced solely using broker quotes. This was deemed to render the fair value measurements as based upon unobservable inputs and accordingly, it was classified within Level 3.  Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 inputs during the three months ended March 31, 2009.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income decreased by $410, or 9.1% to $4,088 for the three months ended March 31, 2009 from $4,498 for the comparable 2008 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended March 31, 2009, decreased by $2,988 or 3.1%, to $92,882 from $95,870 for the comparable 2008 period.  Our GAAP loss ratio for the three months ended March 31, 2009 increased to 68.6% compared to 63.6% for the comparable 2008 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31, 2009 increased to 59.5% from 55.4% for the comparable 2008 period.  The loss ratio increased primarily as a result of a decrease in our personal automobile earned premiums per exposure.  Total prior year favorable development included in the pre-tax results for the three months ended March 31, 2009 was $8,528 compared to prior year favorable development of $9,212 for the comparable 2008 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the three months ended March 31, 2009 decreased by $3,393, or 7.6%, to $41,072 from $44,465 for the comparable 2008 period. Our GAAP expense ratios for the three months ended March 31, 2009 increased to 30.3% compared to 29.5% for the comparable 2008 period. The expense ratio increased primarily as a result of the decrease in net earned premiums as discussed above.

Interest Expenses.  Interest expense for the three months ended March 31, 2009 was $22, compared to $19 for the comparable 2008 period. The credit facility commitment fee included in interest expense was $18 for both the three months ended March 31, 2009 and 2008.

Income Tax Expense.  Our effective tax rate was 23.9% and 28.0% for the three months ended March 31, 2009 and 2008, respectively. These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

Liquidity and Capital Resources

As a holding company, Safety’s assets consist primarily of the stock of our direct and indirect subsidiaries. Our principal source of funds to meet our obligations and pay dividends to shareholders, therefore, is dividends and other permitted payments from our subsidiaries, principally Safety Insurance. Safety is the borrower under our credit facility.

Safety Insurance’s sources of funds primarily include premiums received, investment income and proceeds from sales and redemptions of investments. Safety Insurance’s principal uses of cash are the payment of claims, operating expenses and taxes, the purchase of investments and payment of dividends to Safety.

Net cash used for operating activities was $8,018, during the three months ended March 31, 2009 and net cash provided by operating activities was $4,755 during the three months ended March 31 2008. The decline in 2009 was primarily due to the decrease in direct written premiums and net earned premiums, as discussed above.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used by investing activities was $1,362 during the three months ended March 31, 2009 due primarily from purchases of fixed maturity securities exceeding sales, paydowns, calls and maturities.  Net cash used by investing activity during the three months ended March 31, 2008 was $14,182 and was primarily the result of purchases of fixed maturity securities exceeding sales, paydowns, calls and maturities.

Net cash used for financing activities was $20,467 and $8,834 during the three months ended March 31, 2009 and 2008. Net cash used for financing activities is primarily comprised of dividend payments to shareholders and the acquisition of treasury stock.

The Insurance Subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. Recently, the financial markets have experienced unprecedented declines in value, including many securities currently held by us. We believe that recent and ongoing government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of the assets we hold will allow us to realize these securities’ anticipated long-term economic value. Furthermore, as of March 31, 2009, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. We do not anticipate the need to sell these securities to meet the Insurance Subsidiaries cash requirements. We expect the Insurance Subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

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

Our obligations under the credit facility are secured by pledges of our assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens,  and other matters. Among other covenants, the credit facility restricts our payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of our prior year’s net income, as determined in accordance with GAAP. As of  March 31, 2009, we were in compliance with all such covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if we (i) default in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fail to perform any other covenant permitting acceleration of all such debt.

We had no amounts outstanding on our credit facility at March 31, 2009 and December 31, 2008. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at March 31, 2009 and 2008.

Regulatory Matters

The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2008, the statutory surplus of Safety Insurance was $560,462, and its net income for 2008 was $68,509. As a result, a maximum of $68,509 is available in 2009 for such dividends without prior approval of the Commissioner. During the three months ended March 31, 2009, Safety Insurance recorded dividends to Safety of $13,846.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 17, 2009, our Board approved and declared a quarterly cash dividend on our common stock of $0.40 per share, or $6,474, which was paid on March 13, 2009, to shareholders of record on March 2, 2009.  On May 5, 2009, our Board approved and declared a quarterly cash dividend of $0.40 per share on our issued and outstanding common stock, payable on June 15, 2009 to shareholders of record on June 1, 2009. We plan to continue to declare and pay quarterly cash dividends in 2009, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of Safety’s outstanding common shares. On March 24, 2009, the Board of Directors increased this existing share repurchase program by authorizing repurchase of up to $60,000 of Safety’s outstanding common shares. Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  During the three months ended March 31, 2009, we purchased 454,848 of our common shares on the open market under the program at a cost of $14,114. During April 2009, purchases of 139,297 of the Company’s common shares were made at a cost of $4,554. During the year ending December 31, 2008, we purchased 232,013 of our common shares on the open market under the program at a cost of $7,516.

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

Off-Balance Sheet Arrangements

We have no material obligations under a guarantee contract meeting the characteristics identified in paragraph 3 of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others. We have no material retained or contingent interests in assets transferred to an unconsolidated entity. We have no material obligations, including contingent obligations, under contracts that would be accounted for as derivative instruments. We have no obligations, including contingent obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us. We have no direct investments in real estate and no holdings of mortgages secured by commercial real estate. Accordingly, we have no material off-balance sheet arrangements.

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC.  Refer to Part I, Item 1A — Risk Factors.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of March 31, 2009
Estimated fair value	$984,180	$951,218	$914,928
Estimated increase (decrease) in fair value	$32,962	$—	$(36,290)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At  March 31, 2009, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2009, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings - Please see “Item 1 — Financial Statements - Note 7, Commitments and Contingencies.”

Item 1A.  Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2008 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2007, our Board approved a share repurchase program of up to $30 million of Safety’s outstanding common shares. On March 24, 2009, the Board of Directors increased this existing share repurchase program by authorizing repurchase of up to $60 million of Safety’s outstanding common shares. Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares that
	Number of	Price	Purchased as	May Yet Be
	Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan
February 1-28	83,868	$32.27	315,881	$79,777
March 1-31	370,980	$30.75	686,861	$68,370

Item 3.    Defaults upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders — None.

Item 5.    Other Information - None.

Item 6.    Exhibits - The exhibits are contained herein as listed in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)

Date: May 8, 2009

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description

11	Statement re:Computation of Per Share Earnings.(1)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.(2)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.(2)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.(2)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.(2)

(1)  Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, Earnings per Weighted Average Common Share.

(2)  Included herein.