Form 10-Q
period 2009-06-30
SAFETY INSURANCE GROUP INC
filed 2009-08-07
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 5, 2009, there were 15,339,500 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2009	2008
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $982,299 and $929,836)	$994,533	$920,171
Equity securities, at fair value (cost: $9,569 and $8,419)	9,558	8,040
Short term securities, at amortized cost which approximates fair value	—	82,928
Total investment securities	1,004,091	1,011,139
Cash and cash equivalents	57,276	60,451
Accounts receivable, net of allowance for doubtful accounts	147,197	138,792
Accrued investment income	10,100	9,957
Taxes recoverable	2,404	5,300
Receivable from reinsurers related to paid loss and loss adjustment expenses	9,602	10,835
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	69,034	76,489
Ceded unearned premiums	17,498	21,620
Deferred policy acquisition costs	49,630	46,687
Deferred income taxes	10,582	18,986
Equity and deposits in pools	26,092	23,578
Other assets	14,432	13,983
Total assets	$1,417,938	$1,437,817

Liabilities
Loss and loss adjustment expense reserves	$450,959	$467,559
Unearned premium reserves	300,834	289,695
Accounts payable and accrued liabilities	33,719	51,111
Payable for securities purchased	3,679	—
Payable to reinsurers	11,512	8,291
Other liabilities	15,546	17,790
Total liabilities	816,249	834,446

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,610,054 and 16,464,530 shares issued	166	165
Additional paid-in capital	142,357	140,261
Accumulated other comprehensive income (loss), net of taxes	7,945	(6,528)
Retained earnings	491,169	476,989
Treasury stock, at cost; 1,260,549 and 232,013 shares	(39,948)	(7,516)
Total shareholders’ equity	601,689	603,371
Total liabilities and shareholders’ equity	$1,417,938	$1,437,817

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earned premiums	$131,306	$147,002	$266,656	$297,750
Net investment income	10,706	11,207	21,128	22,735
Net realized gains (losses) on investments	1	2,072	(317)	2,103
Finance and other service income	4,293	4,515	8,381	9,013
Total revenue	146,306	164,796	295,848	331,601

Losses and loss adjustment expenses	86,393	91,078	179,275	186,948
Underwriting, operating and related expenses	39,548	44,474	80,620	88,939
Interest expenses	21	18	43	37
Total expenses	125,962	135,570	259,938	275,924

Income before income taxes	20,344	29,226	35,910	55,677
Income tax expense	5,329	8,295	9,051	15,701
Net income	$15,015	$20,931	$26,859	$39,976

Earnings per weighted average common share:
Basic	$0.96	$1.29	$1.69	$2.46
Diluted	$0.96	$1.28	$1.69	$2.45

Cash dividends paid per common share	$0.40	$0.40	$0.80	$0.80

Number of shares used in computing earnings per share:
Basic	15,629,005	16,264,110	15,896,939	16,235,919
Diluted	15,648,355	16,316,703	15,916,826	16,290,874

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	(Loss)/Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2007	$162	$134,224	$4,453	$432,746	$(1,585)	$570,000
Net income, January 1 to June 30, 2008				39,976		39,976
Other comprehensive loss, net of deferred federal income taxes			(7,996)			(7,996)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	2	2,524				2,526
Dividends paid				(12,984)		(12,984)
Acquisition of treasury stock					(2,444)	(2,444)
Balance at June 30, 2008	$164	$136,748	$(3,543)	$459,738	$(4,029)	$589,078

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income/(Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2008	$165	$140,261	$(6,528)	$476,989	$(7,516)	$603,371
Net income, January 1 to June 30, 2009				26,859		26,859
Other comprehensive income, net of deferred federal income taxes			14,473			14,473
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	2,096				2,097
Dividends paid				(12,679)		(12,679)
Acquisition of treasury stock					(32,432)	(32,432)
Balance at June 30, 2009	$166	$142,357	$7,945	$491,169	$(39,948)	$601,689

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$15,015	$20,931	$26,859	$39,976

Other comprehensive income, net of tax:
Unrealized holding gains (losses) during the period, net of tax expense (benefit) of $2,451, $(5,703), $7,682, and $(3,569)	4,551	(10,592)	14,267	(6,629)
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $(1), $(725), $111 and $(736)	(1)	(1,347)	206	(1,367)
Unrealized gains (losses) on securities available for sale	4,550	(11,939)	14,473	(7,996)

Comprehensive income	$19,565	$8,992	$41,332	$31,980

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$26,859	$39,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	6,237	5,729
Provision (benefit) for deferred income taxes	610	(1,336)
Net realized losses (gains) on investments	317	(2,103)
Changes in assets and liabilities:
Accounts receivable	(8,405)	(7,500)
Accrued investment income	(143)	568
Receivable from reinsurers	8,688	(5,342)
Ceded unearned premiums	4,122	1,371
Deferred policy acquisition costs	(2,943)	(3,533)
Other assets	(1,285)	1,578
Loss and loss adjustment expense reserves	(16,600)	(8,728)
Unearned premium reserves	11,139	13,399
Accounts payable and accrued liabilities	(17,392)	(15,097)
Payable to reinsurers	3,221	8,148
Other liabilities	(2,527)	366
Net cash provided by operating activities	11,898	27,496

Cash flows from investing activities:
Fixed maturities purchased	(108,252)	(93,251)
Equity securities purchased	(3,232)	(3,494)
Proceeds from sales, paydowns and calls of fixed maturities	51,398	85,756
Proceeds from maturities of fixed maturities	5,322	17,675
Proceeds from sales of equity securities	1,764	1,560
Proceeds from maturities of short term securities	82,996	—
Fixed assets purchased	(132)	(3,143)
Net cash provided by investing activities	29,864	5,103

Cash flows from financing activities:
Proceeds and excess tax benefits from exercise of stock options	175	633
Dividends paid to shareholders	(12,679)	(12,984)
Acquisition of treasury stock	(32,433)	(2,444)
Net cash used for financing activities	(44,937)	(14,795)

Net (decrease) increase in cash and cash equivalents	(3,175)	17,804
Cash and cash equivalents at beginning of year	60,451	46,311
Cash and cash equivalents at end of period	$57,276	$64,115

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

The financial information as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 13, 2009.

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

The Company has evaluated subsequent events since the date of these consolidated financial statements through the issuance date of August 7, 2009.

2.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements.  This standard applies to fair value measurements already required or permitted by existing standards and was effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted FAS157 on January 1, 2008.  The adoption of FAS 157 did not have an impact on the Company’s consolidated results of operations or financial position. See Note 5, “Investments,” for further information regarding the Company’s investments and fair value measurements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, which was effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has chosen not to elect the fair value option permitted by this statement.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF’) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”)  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting.   FSP EITF 03-6-1 requires that such instruments that hold unforfeitable rights to dividends or dividend equivalents, regardless of whether paid or unpaid, should be considered participating securities and accordingly, should be included in the calculation of earnings per share under the two-class method instead of the treasury stock method.  Under the Company’s employee incentive compensation plan, restricted stock grantees have unforfeitable rights to dividends before the vesting period and are therefore, participating securities and treated as a separate class of securities in calculating earning per share.  The Company adopted FSP EITF 03-6-1 effective January 1, 2009, and has since used the two-class method to calculate earnings per share. In accordance with the adoption provisions of FSP EITF 03-6-1, all prior period earnings per share data has been adjusted retroactively to conform to the provisions

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

of FSP EITF 03-6-1.  For the six months ended June 30, 2008 basic and diluted EPS were reduced by $0.03 cents per share from previously disclosed amounts. For the three months ending June 30, 2008, basic and diluted EPS were reduced by $0.02 from previously disclosed amounts.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”).  This FSP replaces other-than-temporary impairment guidance for debt securities.  FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  FSP FAS 115-2/124-2 is required to be adopted for periods ending after June 15, 2009. The Company adopted FSP FAS 115-2/124-2 effective for its interim reporting period ending June 30, 2009.   The adoption of FSP FAS 115-2/124-2 did not have an impact on the Company’s consolidated results of operations or financial position.  For further information, see Note 5, “Investments.”

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 effective for its interim reporting period ending June 30, 2009, and its adoption did not have an impact on the Company’s consolidated financial condition or results of operations.  For further information, see Note 5, “Investments.”

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 also amended SFAS No. 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP FAS 157-4 is effective for periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 effective for its interim period ending June 30, 2009, and its adoption did not have an impact on the Company’s consolidated financial condition or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standard 165, Subsequent Events (“FASB 165”). FASB 165 establishes principles and requirements for subsequent events. This statement shall be applied to the accounting for and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles. This statement is effective for interim and annual financial periods ending after June 15, 2009, and shall be applied prospectively. See Note 1 for the date through which the Company evaluated subsequent events.

In June 2009, the FASB issued Statement of Financial Accounting Standard 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 168”).  SFAS No.168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. SFAS No.168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No.168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. As a result, SFAS No.168 is effective for the Company in the three months ended September 30, 2009.This will have an impact on the Company’s disclosures in its consolidated financial statements since all future references to authoritative accounting literature will be referenced in accordance with SFAS 168.

3.  Earnings per Weighted Average Common Share

Basic earnings per weighted average common share is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period including unvested restricted shares which are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  At June 30, 2009 and 2008, the Company’s potentially dilutive instruments were common shares under options of 229,503, and 304,290, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income as reported	$15,015	$20,931	$26,859	$39,976
Less dividends:
Distributed to common shareholders	6,093	6,413	12,483	12,829
Distributed to participating security holders	112	91	196	153
Total undistributed earnings	$8,810	$14,427	$14,180	$26,994

Undistributed earnings to common shareholders	$8,659	$14,224	$13,949	$26,649
Undistributed earnings to participating security holders	$151	$203	$231	$345

Net income available to common shareholders for basic and diluted earnings per share	$15,015	$20,931	$26,859	$39,976

Weighted average number of common shares outstanding	15,350,120	16,033,785	15,637,755	16,029,290
Common equivalent shares- restricted stock	278,885	230,325	259,184	206,629
Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,629,005	16,264,110	15,896,939	16,235,919
Common equivalent shares- stock options	19,350	52,593	19,887	54,955
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,648,355	16,316,703	15,916,826	16,290,874

Basic earnings per share	$0.96	$1.29	$1.69	$2.46
Diluted earnings per share	$0.96	$1.28	$1.69	$2.45

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 167,925 anti-dilutive stock options for both the three and six months ended June 30, 2009.  There were 174,925 anti-dilutive stock options for both the three and six months ended June 30, 2008.

4.  Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At June 30, 2009 there were 920,434 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

A summary of stock based awards granted under the Incentive Plan during the six months ended June 30, 2009 is as follows:

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

Stock Options

The fair value of stock options used to compute net income and earnings per share for the three and six month periods ended June 30, 2009 and 2008 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected dividend yield	1.36% - 1.87%	1.36% - 2.52%	1.36% - 2.16%	1.36% - 2.52%
Expected volatility	0.31 - 0.36	0.20 - 0.36	0.28 - 0.36	0.20 - 0.36
Risk-free interest rate	3.82% - 4.76%	3.23% - 4.76%	3.23% - 4.76%	3.23% - 4.76%
Expected holding period	6.5 - 7 years	6.5 - 7 years	6.5 - 7 years	6.5 - 7 years

Expected dividend yield is the Company’s dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future. Expected volatility is based on historical volatility of the Company’s common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option.  The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option.  The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term.  There were no stock options granted during the three and six month periods ended June 30, 2009 and 2008.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes stock option activity under the Incentive Plan for the six months ended June 30, 2009.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	238,666	$33.66
Forfeited	(1,000)	$42.85
Exercised	(8,163)	$14.81
Outstanding at end of period	229,503	$34.29	5.9 years	$841
Exercisable at end of period	167,013	$31.92	5.7 years	$823

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $30.56 on June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at June 30, 2009 and 2008. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $129 and $664, respectively.

A summary of the status of non-vested options as of June 30, 2009, is presented below.

		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Non-vested at beginning of year	118,035	$37.06
Vested	(54,545)	$32.88
Forfeited	(1,000)	$42.85
Non-vested at end of period	62,490	$40.63

As of June 30, 2009, there was $678 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 1.1 years.

Cash received from options exercised was $121 and $416 for the six months ended June 30, 2009, and 2008, respectively.

Restricted Stock

Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as expense over the requisite service period.

The following table summarizes restricted stock activity under the Incentive Plan during the six months ended June 30, 2009.

	Shares	Weighted
	Under	Average
	Restriction	Fair Value
Outstanding at beginning of the year	246,325	$38.77
Granted	137,999	$29.92
Vested and unrestricted	(84,857)	$40.20
Forfeited	(638)	$36.57
Outstanding at end of period	298,829	$34.28

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

As of June 30, 2009, there was $8,309 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.  The total fair value of the shares that were vested and unrestricted during the six months ended June 30, 2009 and 2008 was $3,412 and $2,733, respectively.  For the six months ended June 30, 2009 and 2008, the Company recorded compensation expense related to restricted stock of $1,256 and $1,118 net of income tax benefits of $677 and $602, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities and equity securities, including interests in mutual funds, were as follows for the periods indicated:

	June 30, 2009
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$304,898	$10,229	$(207)	$—	$314,920
Obligations of states and political subdivisions	484,852	12,751	(2,600)	—	495,003
Asset-backed securities (1)	94,734	483	(9,279)	—	85,938
Corporate and other securities	97,815	2,233	(1,376)	—	98,672
Subtotal, fixed maturity securities	982,299	25,696	(13,462)	—	994,533
Equity securities (2)	9,569	29	(40)	—	9,558
Totals	$991,868	$25,725	$(13,502)	$—	$1,004,091

	December 31, 2008
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies (1)	$288,598	$8,532	$(244)	$—	$296,886
Obligations of states and political subdivisions	498,339	9,414	(6,132)	—	501,621
Asset-backed securities (1)	77,656	—	(17,122)	—	60,534
Corporate and other securities	65,243	420	(4,533)	—	61,130
Subtotal, fixed maturity securities	929,836	18,366	(28,031)	—	920,171
Equity securities (2)	8,419	—	(379)	—	8,040
Short term securities	82,928	—	—	—	82,928
Totals	$1,021,183	$18,366	$(28,410)	$—	$1,011,139

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $292,932 and $286,100 at amortized cost and $302,893 and $294,064 at fair value as of June 30, 2009 and December 31, 2008, respectively. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

(2)  Equity securities consist solely of interests in mutual funds held to fund the Company’s executive deferred compensation plan.

(3)  The Company’s investment portfolio included 109 and 161 securities in an unrealized loss position at June 30, 2009 and December 31, 2008, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the periods indicated.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2009		As of December 31, 2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$30,950	$31,492	$10,572	$10,678
Due after one year through five years	254,581	262,311	245,457	249,425
Due after five years through ten years	163,534	167,376	153,520	154,817
Due after ten years through twenty years	132,318	131,535	143,278	138,225
Due after twenty years	13,250	12,988	13,252	12,428
Asset-backed securities	387,666	388,831	363,757	354,598
Totals	$982,299	$994,533	$929,836	$920,171

The gross realized gains (losses) on sales of fixed maturity, short term, and equity securities were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross realized gains
Fixed maturity securities	$—	$2,072	$—	$2,128
Short term securities	1	—	1	—
Gross realized losses
Fixed maturity securities	—	—	—	(25)
Equity securities	—	—	(318)	—
Net realized gains (losses) on investments	$1	$2,072	$(317)	$2,103

Proceeds from fixed maturities maturing were $5,000 and $11,000 for the three months ended June 30, 2009 and 2008, respectively. Proceeds from fixed maturities maturing were $5,322 and $17,675 for the six months ended June 30, 2009 and 2008, respectively.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following tables as of June 30, 2009 and December 31, 2008 illustrate the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also illustrate the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$15,977	$163	$942	$44	$16,919	$207
Obligations of states and political subdivisions	22,130	269	77,323	2,331	99,453	2,600
Asset-backed securities	—	—	64,183	9,279	64,183	9,279
Corporate and other securities	7,469	28	16,702	1,348	24,171	1,376
Subtotal, fixed maturity securities	45,576	460	159,150	13,002	204,726	13,462
Equity securities	36	4	271	36	307	40
Total temporarily impaired securities	$45,612	$464	$159,421	$13,038	$205,033	$13,502

	As of December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$4,300	$9	$9,770	$235	$14,070	$244
Obligations of states and political subdivisions	116,605	4,524	32,220	1,608	148,825	6,132
Asset-backed securities	24,036	7,876	36,498	9,246	60,534	17,122
Corporate and other securities	21,503	931	16,307	3,602	37,810	4,533
Subtotal, fixed maturity securities	166,444	13,340	94,795	14,691	261,239	28,031
Equity securities	2,458	353	33	26	2,491	379
Total temporarily impaired securities	$168,902	$13,693	$94,828	$14,717	$263,730	$28,410

Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS 115-2/124-2. FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment (“OTTI”) of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. Prior to April 1, 2009, the Company had to determine whether it had the intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors resulted in the Company’s conclusion that declines in market values were other-than-temporary, the cost of the securities was written down to market value and the reduction in value was reflected as a realized loss.

Effective under FSP FAS 115-2/124-2, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

As of June 30, 2009, with the exception of one security which represented 0.1% of the Company’s total investment in fixed income securities, the Company’s fixed income securities portfolio was comprised entirely of investment grade corporate fixed maturity securities, U.S. Government and Agency securities, states and political subdivision securities, and asset-backed securities (i.e., all securities received a rating assigned by Moody’s Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody’s.)  The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated Aaa/AAA.

The unrealized losses in the Company’s fixed income portfolio as of June 30, 2009 were reviewed for potential permanent asset impairments.  The Company obtained specific qualitative analysis regarding certain debt securities held at June 30, 2009 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was also performed for any additional securities appearing on our “Watch List.” Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the fixed maturity investment portfolio at June 30, 2009, resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

FSP FAS 115-2/124-2 requires that the Company record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the noncredit component of a previously recognized OTTI from retained earnings to other comprehensive income (loss). The Company had one security for which an OTTI loss was previously recognized. For purposes of calculating the cumulative effect adjustment, the Company reviewed the OTTI it had recorded through realized losses on securities held at April 1, 2009, and estimated the portion related to credit losses (i.e., where the present value of cash flows expected to be collected are lower than the amortized cost basis of the security) and the portion related to all other factors. The Company determined that all of the OTTI previously recorded related to specific credit losses. At June 30, 2009 and December 31, 2008, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be permanently impaired.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest and dividends on fixed maturities	$10,935	$11,178	$21,492	$22,701
Dividends on equity securities	32	71	71	122
Interest on short term securities	27	—	71	—
Interest on cash and cash equivalents	45	291	151	580
Total investment income	11,039	11,540	21,785	23,403
Investment expenses	333	333	657	668
Net investment income	$10,706	$11,207	$21,128	$22,735

Fair Value Measurements

The Company adopted FAS157 on January 1, 2008. FAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under FAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

transaction between market participants (an exit price). The statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in FAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets and liabilities;

Level 2 — Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in  inactive markets and quoted prices in active markets for similar, but not identical instruments; and

Level 3 — Valuations based on unobservable inputs.

Management uses observable inputs for the vast majority of the Company’s investment portfolio. Fair value measurements for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs, such as benchmark interest rates, market comparables, broker quotes and other relevant inputs.  In circumstances where quoted prices or observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the FAS 157 fair value hierarchy.

Generally, management obtains a minimum of two quotes or prices per instrument.  As of June 30, 2009 and December 31, 2008, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

As of June 30, 2009, approximately 99.8% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.  The following tables summarize our total fair value measurements and the fair value measurements based on Level 3 inputs for investments for the periods indicated.

	June 30, 2009
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities and obligations of U.S. Government agencies	$314,920	$—	$314,920	$—
Obligations of states and political subdivisions	495,003	—	495,003	—
Asset-backed securities	85,938	—	84,096	1,842
Corporate and other securities	98,672	—	98,672	—
Equity securities	9,558	9,558	—	—
Total investment securities	$1,004,091	$9,558	$992,691	$1,842

	December 31, 2008
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities and obligations of U.S. Government agencies	$296,886	$—	$296,886	$—
Obligations of states and political subdivisions	501,621	—	501,621	—
Asset-backed securities	60,534	—	58,692	1,842
Corporate and other securities	61,130	—	61,130	—
Equity securities	8,040	8,040	—	—
Short term securities	82,928	—	82,928	—
Total investment securities	$1,011,139	$8,040	$1,001,257	$1,842

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value measurements for the three months ended June 30, 2009.

Asset Backed
Securities
Balance at April 1, 2009	$1,842
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	—
Purchases and sales	—
Transfers in (out) of Level 3	—
Balance at June 30, 2009	$1,842
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at June 30, 2009	$—

The following table summarizes the changes in the Company’s Level 3 fair value measurements for the six months ended June 30, 2009.

Asset Backed
Securities
Balance at January 1, 2009	$1,842
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	—
Purchases and sales	—
Transfers in (out) of Level 3	—
Balance at June 30, 2009	$1,842
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at June 30, 2009	$—

On January 1 and June 30, 2009, one fixed maturity security was manually priced solely using broker quotes. This was deemed to render the fair value measurements as based upon unobservable inputs and accordingly, it was classified within Level 3.  Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the tables above, no transfers were made in or out of Level 3 inputs during the three and six months ended June 30, 2009.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

6.   Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated:

	Six Months Ended June 30,
	2009	2008
Reserves for losses and LAE at beginning of year	$467,559	$477,720
Less reinsurance recoverable on unpaid losses and LAE	(76,489)	(84,290)
Net reserves for losses and LAE at beginning of year	391,070	393,430
Incurred losses and LAE, related to:
Current year	197,421	201,641
Prior years	(18,146)	(14,693)
Total incurred losses and LAE	179,275	186,948
Paid losses and LAE related to:
Current year	95,053	94,503
Prior years	93,367	95,279
Total paid losses and LAE	188,420	189,782
Net reserves for losses and LAE at end of period	381,925	390,596
Plus reinsurance recoverables on unpaid losses and LAE	69,034	78,396
Reserves for losses and LAE at end of period	$450,959	$468,992

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $18,146 and $14,693 for the six months ended June 30, 2009 and 2008, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities. The decrease in prior years reserves during the 2009 period is primarily composed of reductions of $7,958 in the Company’s retained automobile reserves, $6,324 in reserves assumed from Commonwealth Automobile Reinsurers (“CAR”), and $2,729 in the Company’s retained homeowners reserve.  The decrease in prior year reserves during the 2008 period is primarily composed of reductions of $9,588 in the Company’s retained automobile reserves and $4,294 in CAR assumed reserves.

The Company’s private passenger automobile line of business prior year reserves decreased by $11,654 for the six months ended June 30, 2009. The decrease was primarily due to improved retained private passenger results of $4,735 for the accident years 2004 through 2008, and improved assumed CAR results for the private passenger automobile pool of $5,046 for accident years 2005 through 2008. The Company’s private passenger automobile line of business prior year reserves decreased by $13,427 for the six months ended June 30, 2008. The decrease was primarily due to improved retained private passenger results of $8,156 for accident years 2002 through 2006 and improved assumed CAR results for the private passenger automobile pool of $3,858 for accident years 2004 through 2007.  The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

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

In addition, on November 21, 2008, the Massachusetts Office of the Attorney General (the “AG”) delivered a civil investigative demand (the “CID”) to Safety Insurance Company, one of the Company’s operating subsidiaries. The CID directed the Company to produce certain information related to its policies and practices in connection with underwriting insurance policies on motorcycles and adjusting total loss claims under such policies. We understand that certain other insurance companies are also being investigated by the AG related to their policies and practices related to motorcycle insurance.

The focus of the AG’s attention appears to be on the insured values determined by us for purposes of charging premiums for physical damage insurance coverage. In 2008, coverage for motorcycles represented 1.9% of the Company’s total private passenger automobile insurance. The Company has been cooperating with the AG and responding to the CID and various related additional requests for information by the AG since that time.

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

The Company is engaged in ongoing discussions with the AG with respect to the matters raised in the February 2, 2009 letter. In view of the uncertainties involved in this matter and its early stage, management is unable to predict the outcome of this matter and has not established any reserve in connection with it.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. Among other covenants, the credit facility restricts the Company’s payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of the Company’s prior year’s net income, as determined in accordance with GAAP. As of June 30, 2009, the Company was in compliance with all such covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at June 30, 2009 and December 31, 2008. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at June 30, 2009 and 2008.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

9. Income Taxes

Federal income tax expense for the three and six months ended June 30, 2009 and 2008 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”) on January 1, 2007.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of its tax positions have a more likely than not chance of being sustained upon audit based upon the technical merits of the tax position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FIN 48, the Company recognized no adjustment to its consolidated balance sheet or statement of operations.  The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service.  Therefore, the Company has not recorded a liability under FIN 48.

During the three and six months ended June 30, 2009, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its FIN 48 liability.

As of June 30, 2009 and December 31, 2008, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2005. The Company is not currently under examination by the Internal Revenue Service.   During the three months ended June 30, 2009, the Massachusetts Department of Revenue concluded its review of the 2005 and 2006 tax periods.  The resulting audit adjustments were immaterial to the Company’s financial position.

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

During the six months ended June 30, 2009, the Company purchased 1,028,536 of its common shares on the open market under the program at a cost of $32,433. During July 2009, purchases of 10,005 of the Company’s common shares were made at a cost of $300. At December 31, 2008, we had purchased 232,013 of our common shares on the open market under the program at a cost of $7,516.

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

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 71.7% of our direct written premiums in 2008), we offer a portfolio of other insurance products, including commercial automobile (13.2% of 2008 direct written premiums), homeowners (11.6% of 2008 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 3.5% of 2008 direct written premiums). Operating virtually exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C, (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 827 independent insurance agents in 969 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.5% and 12.3% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2009, according to the Commonwealth Automobile Reinsurers (“CAR”) Cession Volume Analysis Report of July 22, 2009, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

Our Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire on October 15, 2008.  For the six months ended June 30, 2009, we wrote approximately 420 policies and $355 in direct written premiums in New Hampshire.

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

On July 16, 2007, the Commissioner issued two decisions that significantly changed how private passenger automobile insurance is regulated in Massachusetts. In the first decision, the Commissioner approved and set a time table for the implementation of new CAR rules pursuant to which the current reinsurance program run by CAR has been replaced with an assigned risk plan, the Massachusetts Automobile Insurance Plan (“MAIP”). Under these new rules, as of April 1, 2009 we no longer are assigned ERPs whose business we must insure (subject to the option of ceding it to CAR) and instead, we are assigned individual policies by CAR. The MAIP began with business effective on or after April 1, 2008 for new business and those risks that have 10 or more Safe Driver Points. Beginning April 1, 2009, all business was eligible for MAIP except those risks that have no violations or accidents in the preceding three year period (so called “Clean in three” risks). The last policy effective date on which any risk can be ceded to CAR in accordance with the current reinsurance program was March 31, 2009. We are not able at this time to determine what effect these new CAR rules will have on our business.

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

Under Managed Competition, we decreased our rates an average 6.7% in 2008. We have filed and been approved for modifications in our rates effective April 1, 2009 that are expected to result in no change in our average total rates. We will also begin using three rating tiers effective April 1, 2009. A Companion Policy Client Tier, which is policyholders that have a non private passenger automobile policy with us will receive a rate decrease of 2.5%. A Loyal Automobile Client Tier, which is policyholders who have been insured with Safety two or more years, will see no rate change. A New Insurance Client Tier, which is policyholders that do not qualify for the other two tiers, will have a rate increase of 2.5%. Our rates include a 13.0% commission rate for agents.

For the six months ended June 30, 2009, our average private passenger automobile premium per exposure decreased by 7.4% from the six months ended June 30, 2008.  The table below shows the filed and approved average Massachusetts private passenger automobile premium rate changes and the resulting changes in our average premium per automobile exposure.  The 7.4% decrease in average premium per personal automobile exposure is the result of our “rounded account” pricing strategy introduced under Managed Competition that began April 1, 2008, which has favorable pricing for policyholders that insure an automobile and home with us, and unfavorable pricing for stand-alone automobile policies.  More automobile policyholders than we originally estimated have insured both their automobile and home with us, and thus are eligible for our account discount of 10%.

Massachusetts Private Passenger Automobile Rates

		Safety Change in
	Average Rate	Average Premium per
Year	Change (1)	Automobile Exposure (2)
2009	0.0%	(7.4)%
2008	(6.7)%	(7.9)%
2007	(11.7)%	(5.5)%
2006	(8.7)%	(6.8)%
2005	(1.7)%	0.1%
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%

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

Our statutory insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Statutory Ratios:
Loss Ratio	65.8%	62.0%	67.2%	62.8%
Expense Ratio	29.2%	30.4%	29.4%	29.3%
Combined Ratio	95.0%	92.4%	96.6%	92.1%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
GAAP Ratios:
Loss Ratio	65.8%	62.0%	67.2%	62.8%
Expense Ratio	30.1%	30.3%	30.2%	29.9%
Combined Ratio	95.9%	92.3%	97.4%	92.7%

Stock-Based Compensation

Long-term incentive compensation is provided under the our 2002 Management Omnibus Incentive Plan (the “Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At June 30, 2009, there were 920,434 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the six months ended June 30, 2009 is as follows:

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

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2009, the FAIR Plan purchased $1,100,000 of catastrophe reinsurance for property losses in excess of $180,000. At June 30, 2009, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $338,104 to $385,766 as of June 30, 2009. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above.  The Company’s selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $381,925 as of June 30, 2009.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2009.

Line of Business	Low	Recorded	High
Private passenger automobile	$230,530	$263,828	$264,493
Commercial automobile	53,298	57,140	57,507
Homeowners	37,938	41,181	42,808
All other	16,338	19,776	20,958
Total	$338,104	$381,925	$385,766

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves by line of business as of June 30, 2009.

Line of Business	Case	IBNR	Total
Private passenger automobile	$215,654	$18,296	$233,950
CAR assumed private passenger auto	20,106	9,772	29,878
Commercial automobile	34,293	6,839	41,132
CAR assumed commercial automobile	8,886	7,122	16,008
Homeowners	16,802	9,002	25,804
FAIR Plan assumed homeowners	6,077	9,300	15,377
All other	9,682	10,094	19,776
Total net reserves for losses and LAE	$311,500	$70,425	$381,925

For our private passenger automobile, commercial automobile and homeowners lines of business as of June 30, 2009, due to the relatively long time we have been writing these lines of insurance and our stable long-term trends in frequency and severity, the range of reserves is relatively narrow. For our all other lines of business as of June 30, 2009, due to the relatively short time we have been writing these lines of business, the sparse amount of data and the resulting immature history available for our analysis, the range of reserves is relatively wide.  We have recorded reserves closer to the high in the ranges of our projections.

Our IBNR reserves for CAR assumed private passenger and commercial automobile business are 32.7% and 44.5% respectively of our total reserves for CAR assumed private passenger and commercial automobile business as of June 30, 2009 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of June 30, 2009.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$233,950
CAR assumed private passenger automobile		$29,878
Net private passenger automobile			$263,828
Commercial automobile	41,132
CAR assumed commercial automobile		16,008
Net commercial automobile			57,140
Homeowners	25,804
FAIR Plan assumed homeowners		15,377
Net homeowners			41,181
All other	19,776	—	19,776
Total net reserves for losses and LAE	$320,662	$61,263	$381,925

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

The portion of reserves based upon CAR estimates for private passenger automobile line of business has declined over time as a result of the institution of the MAIP and phase-out of the private passenger automobile CAR reinsurance pool, as described elsewhere in this report.

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the six months ended June 30, 2009, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $2,667. Each 1 percentage-point change in the loss and loss expense ratio would have had a $1,733 effect on net income, or $0.11 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the six months ended June 30, 2009. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,679)	$(2,340)	$—
Estimated increase in net income	3,041	1,521	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,340)	—	2,340
Estimated increase (decrease) in net income	1,521	—	(1,521)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,340	4,679
Estimated decrease in net income	—	(1,521)	(3,041)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(823)	(411)	—
Estimated increase in net income	535	267	—
No Change in Severity
Estimated (decrease) increase in reserves	(411)	—	411
Estimated increase (decrease) in net income	267	—	(267)
+1 Percent Change in Severity
Estimated increase in reserves	—	411	823
Estimated decrease in net income	—	(267)	(535)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(516)	(258)	—
Estimated increase in net income	335	168	—
No Change in Severity
Estimated (decrease) increase in reserves	(258)	—	258
Estimated increase (decrease) in net income	168	—	(168)
+1 Percent Change in Severity
Estimated increase in reserves	—	258	516
Estimated decrease in net income	—	(168)	(335)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(396)	(198)	—
Estimated increase in net income	257	129	—
No Change in Severity
Estimated (decrease) increase in reserves	(198)	—	198
Estimated increase (decrease) in net income	129	—	(129)
+1 Percent Change in Severity
Estimated increase in reserves	—	198	396
Estimated decrease in net income	—	(129)	(257)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2009. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(299)	$299
Estimated increase (decrease) in net income	194	(194)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(160)	160
Estimated increase (decrease) in net income	104	(104)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(154)	154
Estimated increase (decrease) in net income	100	(100)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $18,146, and $14,693 for the six months ended June 30, 2009 and 2008, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2009 and 2008. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

Accident	Six Months Ended June 30,
Year	2009	2008
1999 & prior	$(237)	$(146)
2000	(193)	(310)
2001	(818)	(647)
2002	(842)	(1,334)
2003	(600)	(1,399)
2004	(1,851)	(2,775)
2005	(3,534)	(3,510)
2006	(3,023)	(2,442)
2007	(2,465)	(2,130)
2008	(4,583)	—
All prior years	$(18,146)	$(14,693)

The decreases in prior years reserves during the six months ended June 30, 2009 and 2008 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2009 decrease is primarily composed of reductions of $7,958 in our retained automobile reserves, $2,729 in our retained homeowners reserves and $6,324 in CAR assumed reserves.  The 2008 decrease is primarily composed of reductions of $9,588 in our retained automobile reserves and $4,294 in CAR assumed reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the six months ended June 30, 2009.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	Total
1999 & prior	$(236)	$(1)	$—	$(237)
2000	(193)	—	—	(193)
2001	(373)	(149)	(296)	(818)
2002	(494)	(193)	(155)	(842)
2003	(343)	(59)	(198)	(600)
2004	(1,157)	(351)	(343)	(1,851)
2005	(2,380)	(520)	(634)	(3,534)
2006	(1,777)	(603)	(643)	(3,023)
2007	(1,292)	(440)	(733)	(2,465)
2008	(3,409)	(312)	(862)	(4,583)
All prior years	$(11,654)	$(2,628)	$(3,864)	$(18,146)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the six months ended June 30, 2009; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained
Accident Year	Automobile	Automobile	Homeowners	Total
1999 & prior	$(236)	$(1)	$—	$(237)
2000	(193)	—	—	(193)
2001	(321)	(145)	(296)	(762)
2002	(335)	(189)	(155)	(679)
2003	(166)	(81)	(198)	(445)
2004	(923)	(496)	(343)	(1,762)
2005	(1,753)	(600)	(634)	(2,987)
2006	(1,127)	(464)	(617)	(2,208)
2007	(436)	1	(486)	(921)
2008	(496)	3	—	(493)
All prior years	$(5,986)	$(1,972)	$(2,729)	$(10,687)

The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the six months ended June 30, 2009.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
1999 & prior	$—	$—	$—	$—
2000	—	—	—	—
2001	(52)	(4)	—	(56)
2002	(159)	(4)	—	(163)
2003	(177)	22	—	(155)
2004	(234)	145	—	(89)
2005	(627)	80	—	(547)
2006	(650)	(139)	(26)	(815)
2007	(856)	(441)	(247)	(1,544)
2008	(2,913)	(315)	(862)	(4,090)
All prior years	$(5,668)	$(656)	$(1,135)	$(7,459)

Our private passenger automobile line of business prior year reserves decreased by $11,654 for the six months ended June 30, 2009. The decrease was primarily due to improved retained private passenger results of $4,735 for the accident years 2004 through 2008, and improved assumed CAR results for the private passenger automobile pool of $5,046 for accident years 2005 through 2008. The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee. The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $2,628 for the six months ended June 30, 2009 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves decreased by $2,729 for the six months ended June 30, 2009. Our FAIR Plan homeowners reserve decreased by $1,135 for the six months ended June 30, 2009.

In estimating all our loss reserves, including CAR, we follow the guidance prescribed by Statement of Financial Accounting Standards (“FAS”) No. 60, Accounting and Reporting by Insurance Enterprise and FAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.

For further information, see “Results of Operations: Losses and Loss Adjustment Expenses.”

Results of Operations

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Direct written premiums	$149,582	$151,774	$295,059	$320,118
Net written premiums	$140,961	$148,272	$281,916	$312,519
Net earned premiums	$131,306	$147,002	$266,656	$297,750
Investment income	10,706	11,207	21,128	22,735
Net realized gains (losses) on investments	1	2,072	(317)	2,103
Finance and other service income	4,293	4,515	8,381	9,013
Total revenue	146,306	164,796	295,848	331,601
Loss and loss adjustment expenses	86,393	91,078	179,275	186,948
Underwriting, operating and related expenses	39,548	44,474	80,620	88,939
Interest expenses	21	18	43	37
Total expenses	125,962	135,570	259,938	275,924
Income before income taxes	20,344	29,226	35,910	55,677
Income tax expense	5,329	8,295	9,051	15,701
Net income	$15,015	$20,931	$26,859	$39,976
Earnings per weighted average common share:
Basic	$0.96	$1.29	$1.69	$2.46
Diluted	$0.96	$1.28	$1.69	$2.45
Cash dividends paid per common share	$0.40	$0.40	$0.80	$0.80

Direct Written Premiums.  Direct written premiums for the quarter ended June 30, 2009, decreased by $2,192, or 1.4% to $149,582 from $151,774 for the comparable 2008 period. Direct written premiums for the six months ended June 30, 2009 decreased by $25,059 or 7.8% to $295,059 from $320,118 for the comparable 2008 period. The 2009 decrease occurred primarily in our personal and commercial automobile lines, which experienced decreases of 7.4% and 7.3%, respectively, in average written premium per exposure and decreases of 3.9% and 7.0%, respectively, in written exposures. The decrease in our personal automobile line was primarily a result of rate decreases totaling 6.7% which we filed under the competitive pricing system introduced to the private passenger automobile market in Massachusetts beginning April 1, 2008. Partially offsetting these decreases, our homeowners line average written premium per exposure increased by 3.4% with a 16.4% increase in written exposures. The 3.9% decrease in personal automobile exposures and 16.4% increase in homeowners exposures is the result of our “rounded account” pricing strategy under managed competition that began April 1, 2008, which has favorable pricing for policyholders that insure an automobile and home with us, and unfavorable pricing for stand-alone automobile policies.

Net Written Premiums.  Net written premiums for the quarter ended June 30, 2009, decreased by $7,311 or 4.9% to $140,961 from $148,272 for the comparable 2008 period. Net written premiums for the six months ended June 30, 2009 decreased by $30,603 or 9.8% to $281,916 from $312,519 for the comparable 2008 period. This decrease was due to the factors that decreased direct written premiums combined with decreases in premiums assumed from CAR, and partially offset by decreases in premiums ceded to CAR.   Written premiums assumed and ceded to CAR decreased as a result of the phase-out of the CAR personal automobile reinsurance pool, which was replaced by an assigned risk plan, the MAIP.  Beginning with policy effective dates after March 31, 2009, all personal automobile business was eligible for MAIP and could no longer be ceded to CAR.

Net Earned Premiums.  Net earned premiums for the quarter ended June 30, 2009, decreased by $15,696 or 10.7%, to $131,306 from $147,002 for the comparable 2008 period. Net earned premiums for the six months ended June 30, 2008 decreased by $31,094 or 10.4% to $266,656 from $297,750 for the comparable 2008 period. This decrease was due to the factors that decreased direct and net written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Written Premiums
Direct	$149,582	$151,774	$295,059	$320,118
Assumed	454	10,402	9,388	24,992
Ceded	(9,075)	(13,904)	(22,531)	(32,591)
Net written premiums	$140,961	$148,272	$281,916	$312,519

Earned Premiums
Direct	$138,050	$151,001	$276,709	$302,717
Assumed	6,035	12,745	16,599	28,995
Ceded	(12,779)	(16,744)	(26,652)	(33,962)
Net earned premiums	$131,306	$147,002	$266,656	$297,750

Net Investment Income.  Net investment income for the quarter ended June 30, 2009, was $10,706 compared to $11,207 for the comparable 2008 period, a decrease of 4.5%. Net investment income for the six months ended June 30, 2009 was $21,128 compared to $22,735 for the comparable 2008 period. Average cash and investment securities (at cost) increased by $10,137, or 1.0%, to $1,059,515 for the six months ended June 30, 2009, from $1,049,378 for the comparable 2008 period.   Net effective annualized yield on the investment portfolio decreased to 4.0% during the six months ended June 30, 2009, from 4.3% during the comparable 2008 period. Our duration increased to 3.3 years at June 30, 2009, up from 3.2 years at December 31, 2008.

Net Realized Gains(Losses) on Investments.  Net realized gains on investments were $1 for the quarter ended June 30, 2009, compared to net realized gains of $2,072 for the comparable 2008 period. Net realized losses on investments were $317 for the six months ended June 30, 2009 compared to net realized gains on investments of $2,103 for the comparable 2008 period.

The gross unrealized gains and losses on investments in fixed maturity securities and equity securities, including interests in mutual funds, were as follows:

	June 30, 2009
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$304,898	$10,229	$(207)	$—	$314,920
Obligations of states and political subdivisions	484,852	12,751	(2,600)	—	495,003
Asset-backed securities (1)	94,734	483	(9,279)	—	85,938
Corporate and other securities	97,815	2,233	(1,376)	—	98,672
Subtotal, fixed maturity securities	982,299	25,696	(13,462)	—	994,533
Equity securities (2)	9,569	29	(40)	—	9,558
Totals	$991,868	$25,725	$(13,502)	$—	$1,004,091

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $292,932 at amortized cost and $302,893 at fair value as of June 30, 2009. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

(2)  Equity securities consist solely of interests in mutual funds held to fund the Company’s executive deferred compensation plan.

(3)  The Company’s investment portfolio included 109 securities in an unrealized loss position at June 30, 2009.

As of  June 30, 2009, with the exception of one security which represented 0.1% of our total investment in fixed income securities, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities.  All of our securities received a rating assigned by Moody’s of Baa or higher, except the few securities not rated by Moody’s. The Company holds no subprime mortgage debt securities. All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated Aaa/AAA.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of June 30, 2009
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$314,920	31.7%
Aaa/Aa	444,855	44.7
A	161,084	16.2
Baa	42,853	4.3
Not rated (Standard & Poor’s rating of A- or higher)	30,124	3.0
Not rated	697	0.1
Total	$994,533	100.0%

Ratings are assigned by Moody’s, or the equivalent, as discussed above. Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2009.

	As of June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$15,977	$163	$942	$44	$16,919	$207
Obligations of states and political subdivisions	22,130	269	77,323	2,331	99,453	2,600
Asset-backed securities	—	—	64,183	9,279	64,183	9,279
Corporate and other securities	7,469	28	16,702	1,348	24,171	1,376
Subtotal, fixed maturity securities	45,576	460	159,150	13,002	204,726	13,462
Equity securities	36	4	271	36	307	40
Total temporarily impaired securities	$45,612	$464	$159,421	$13,038	$205,033	$13,502

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”). This FSP replaces other-than-temporary impairment (“OTTI”) guidance for debt securities. FSP FAS 115-2/124-2 requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. Prior to April 1, 2009, we had to determine whether we had the intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors resulted in our conclusion that declines in market values were other-than-temporary, the cost of the securities was written down to market value and the reduction in value was reflected as a realized loss.  We adopted FSP FAS 115-2/124-2 effective for our interim reporting period ending June 30, 2009.   The adoption of FSP FAS 115-2/124-2 did not have an impact on our consolidated results of operations or financial position.

Effective under FSP FAS 115-2/124-2, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that we will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

We reviewed the unrealized losses in our fixed income portfolio as of June 30, 2009 for potential other than temporary asset impairments.  We obtained specific qualitative analysis regarding certain debt securities held at June 30, 2009 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was also performed for any additional securities appearing on our “Watch List.” Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

Of the $13,502 gross unrealized losses as of June 30, 2009, $2,807 relates to fixed maturity obligations of U.S. Government agencies and obligations of states and political subdivisions. The remaining $10,695 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

The unrealized losses recorded on the fixed maturity investment portfolio at June 30, 2009, resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it’s more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the six months ended June 30, 2009 and 2008, there was no significant deterioration in the credit quality of any of our holdings and no other than temporary impairment charges were recorded related to our portfolio of investment securities.

On January 1, 2008, we adopted Statement of Financial Accounting Standards 157, Fair Value Measurements (“FAS157”). FAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. The adoption of FAS 157 did not have an impact on our consolidated results of operations or financial position.

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

Generally, management obtains a minimum of two quotes or prices per instrument.  As of June 30, 2009 and December 31, 2008, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

As of June 30, 2009, approximately 99.8% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs.  The following table summarizes our total fair value measurements and the fair value measurements based on Level 3 inputs for investments at June 30, 2009.

	As of June 30, 2009
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities and obligations of U.S. Government agencies	$314,920	$—	$314,920	$—
Obligations of states and political subdivisions	495,003	—	495,003	—
Asset-backed securities	85,938	—	84,096	1,842
Corporate and other securities	98,672	—	98,672	—
Equity securities	9,558	9,558	—	—
Total investment securities	$1,004,091	$9,558	$992,691	$1,842

The following table summarizes the changes in our Level 3 fair value measurements for the three months ended June 30, 2009.

Asset Backed
Securities
Balance at April 1, 2009	$1,842
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	—
Purchases and sales	—
Transfers in (out) of Level 3	—
Balance at June 30, 2009	$1,842
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at June 30, 2009	$—

The following table summarizes the changes in our Level 3 fair value measurements for the six months ended June 30, 2009.

Asset Backed
Securities
Balance at January 1, 2009	$1,842
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	—
Purchases and sales	—
Transfers in (out) of Level 3	—
Balance at June 30, 2009	$1,842
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at June 30, 2009	$—

On January 1 and June 30, 2009, one fixed maturity security was manually priced solely using broker quotes. This was deemed to render the fair value measurements as based upon unobservable inputs and accordingly, it was classified within Level 3.  Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 inputs during the three and six months ended June 30, 2009.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income decreased by

$222, or 4.9% to $4,293 for the quarter ended June 30, 2009 from $4,515 for the comparable 2008 period. Finance and other service income decreased by $632 or 7.0% to $8,381 for the six months ended June 30, 2009 from $9,013 for the comparable 2008 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the quarter ended June 30, 2009, decreased by $4,685 or 5.1%, to $86,393 from $91,078 for the comparable 2008 period. Losses and loss adjustment expenses incurred during the six months ended June 30, 2009 decreased by $7,673 or 4.1% to $179,275 from $186,948 for the comparable 2008 period.  Our GAAP loss ratio for the quarter ended June 30, 2009 increased to 65.8% from 62.0% for the comparable 2008 period. Our GAAP loss ratio for the six months ended June 30, 2009 increased to 67.2% from 62.8% for the comparable 2008 period. Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended June 30, 2009 increased to 56.2% from 52.9% for the comparable 2008 period. Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2009 increased to 57.9% from 54.2% for the comparable 2008 period.  The loss ratio increased primarily as a result of a decrease in our personal automobile earned premiums per exposure.  Total prior year favorable development included in the pre-tax results for the quarter and six months ended June 30, 2009 was $9,618 and $18,146, respectively, compared to prior year favorable development of $5,481 and $14,693, respectively, for the comparable 2008 periods.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the quarter ended June 30, 2009 decreased by $4,926, or 11.1%, to $39,548 from $44,474 for the comparable 2008 period. Underwriting, operating and related expense for the six months ended June 30, 2009 decreased by $8,319, or 9.4%, to $80,620 from $88,939 for the comparable 2008 period. Our GAAP expense ratios for the quarter ended June 30, 2009 decreased  to 30.1 % from 30.3% for the comparable 2008 period. Our GAAP expense ratios for the six months ended June 30, 2009 increased to 30.2% from 29.9% for the comparable 2008 period.

Interest Expenses.  Interest expense for the quarter ended June 30, 2009 was $21, compared to $18 for the comparable 2008 period. The credit facility commitment fee included in interest expense was $18 for both the three months and six months ended June 30, 2009 and 2008.

Income Tax Expense.  Our effective tax rate was 26.2% and 28.4% for the quarters ended June 30, 2009 and 2008, respectively. Our effective tax rate was 25.2% and 28.2% for the six months ended June 30, 2009 and 2008, respectively.  These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

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

Net cash provided by operating activities was $11,898 and $27,496 during the six months ended June 30, 2009 and 2008, respectively. The decline in 2009 was primarily due to the decrease in direct written premiums and net earned premiums, as discussed above.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash provided by investing activities was $29,864 during the six months ended June 30, 2009 due primarily from sales, paydowns, calls and maturities of fixed maturity and short term securities exceeding purchases of fixed maturity securities. Net cash provided by investing activity during the six months ended June 30, 2008 was $5,103 and was primarily the result of sales, paydowns, calls and maturities of fixed maturity securities exceeding purchases.

Net cash used for financing activities increased to $44,937 during the six months ended June 30, 2009 from $14,795 during the comparable 2008 period.  The increase in 2009 is due to the purchase of 1,028,536 of our common shares under our share buyback program at a cost of $32,433 during the six months ended June 30, 2009 compared to a purchase of 74,200 common shares at a cost of $2,444 during the comparable 2008 period.  Net cash used for financing activities is primarily comprised of the acquisition of treasury stock and dividend payments to shareholders.

The Insurance Subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity investments. Recently, the financial markets have experienced unprecedented declines in value, including many securities currently held by us. We believe that recent and ongoing government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of the assets we hold will allow us to realize these securities’ anticipated long-term economic value. Furthermore, as of June 30, 2009, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. We do not anticipate the need to sell these securities to meet the Insurance Subsidiaries cash requirements. We expect the Insurance Subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

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

Our obligations under the credit facility are secured by pledges of our assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. Among other covenants, the credit facility restricts our payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of our prior year’s net income, as determined in accordance with GAAP. As of June 30, 2009, we were in compliance with all such covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if we (i) default in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fail to perform any other covenant permitting acceleration of all such debt.

We had no amounts outstanding on our credit facility at June 30, 2009 and December 31, 2008. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment for the six months ended June 30, 2009 and 2008.

Regulatory Matters

The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2008, the statutory surplus of Safety Insurance was $560,462, and its net income for 2008 was $68,509. As a result, a maximum of $68,509 is available in 2009 for such dividends without prior approval of the Commissioner. During the six months ended June 30, 2009, Safety Insurance recorded dividends to Safety of $42,477.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 17, 2009, our Board approved and declared a quarterly cash dividend on our common stock of $0.40 per share, or $6,474, which was paid on March 13, 2009, to shareholders of record on March 2, 2009.  On May 5, 2009, our Board approved and declared a quarterly cash dividend of $0.40 per share or $6,205 which was paid on June 15, 2009 to shareholders of record on June 1, 2009. On August 4, 2009 our Board approved a $0.40 per share quarterly cash dividend on our common stock, payable on September 15, 2009 to shareholders of record on September 1, 2009. We plan to continue to declare and pay quarterly cash dividends in 2009, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of Safety’s outstanding common shares. On March 24, 2009, the Board of Directors increased this existing share repurchase program by authorizing repurchase of up to $60,000 of Safety’s outstanding common shares. Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  During the six months ended June 30, 2009, we purchased 1,028,536 of our common shares on the open market under the program at a cost of $32,433. During July 2009, purchases of 10,005 of the Company’s common shares were made at a cost of $300. During the year ending December 31, 2008, we purchased 232,013 of our common shares on the open market under the program at a cost of $7,516.

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

Off-Balance Sheet Arrangements

We have no material obligations under a guarantee contract meeting the characteristics identified in paragraph 3 of Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others. We have no material retained or contingent interests in assets transferred to an unconsolidated entity. We have no material obligations, including contingent obligations, under contracts that would be accounted for as derivative instruments. We have no obligations, including contingent obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us. We have no direct investments in real estate and no holdings of mortgages secured by commercial real estate. Accordingly, we have no material off-balance sheet arrangements.

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

Based upon the results of interest rate sensitivity analysis, the following table shows the interest rate risk of our investments in fixed maturities measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities).

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2009
Estimated fair value	$1,029,280	$994,533	$955,016
Estimated increase (decrease) in fair value	$34,747	$—	$(39,517)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At June 30, 2009, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2009, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.           Legal Proceedings - Please see “Item 1 — Financial Statements - Note 7, Commitments and Contingencies.”

Item 1A.  Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2008 Annual Report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares that
	Number of	Price	Purchased as	May Yet Be
	Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan
April 1-30	139,297	$32.69	826,158	$33,816
May 1-31	313,432	$31.66	1,139,590	$23,894
June 1-30	120,959	$31.76	1,260,549	$20,052

Item 3.           Defaults upon Senior Securities - None.

Item 4.           Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Shareholders was held on May 18, 2009.

The following two proposals were adopted by the margins indicated:

1.                                       Election of two Class I Directors to serve a three year term expiring in 2012.

	Number of Shares
	For	Withheld
Peter J. Manning	13,922,668	227,214
David K. McKown	12,905,369	1,244,513

In addition, the terms of the following directors continued after the Annual Meeting: David F. Brussard, A. Richard Caputo, Jr., Frederic H. Lindeberg,

2.               To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009.

Votes Cast
For	14,119,342
Against	23,636
Abstain	6,904

Item 5.           Other Information - None.

Item 6.           Exhibits - The exhibits are contained herein as listed in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)
Date: August 7, 2009

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description

11	Statement re:Computation of Per Share Earnings.(1)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.(2)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.(2)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.(2)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.(2)

(1) Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, Earnings per Weighted Average Common Share.

(2) Included herein.