Form 10-Q
period 2009-09-30
SAFETY INSURANCE GROUP INC
filed 2009-11-05
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 2, 2009, there were 15,051,435 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)

	September 30,	December 31,
	2009	2008
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $989,753 and $929,836)	$1,026,818	$920,171
Equity securities, at fair value (cost: $9,645 and $8,419)	9,806	8,040
Short-term securities, at amortized cost which approximates fair value	—	82,928
Total investment securities	1,036,624	1,011,139
Cash and cash equivalents	73,698	60,451
Accounts receivable, net of allowance for doubtful accounts	148,353	138,792
Accrued investment income	10,027	9,957
Taxes recoverable	—	5,300
Receivable from reinsurers related to paid loss and loss adjustment expenses	9,773	10,835
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	67,443	76,489
Ceded unearned premiums	14,688	21,620
Deferred policy acquisition costs	50,755	46,687
Deferred income taxes	1,780	18,986
Equity and deposits in pools	29,019	23,578
Other assets	13,105	13,983
Total assets	$1,455,265	$1,437,817

Liabilities
Loss and loss adjustment expense reserves	$446,806	$467,559
Unearned premium reserves	302,223	289,695
Accounts payable and accrued liabilities	38,903	51,111
Taxes payable	367	—
Payable for securities purchased	15,710	—
Payable to reinsurers	14,397	8,291
Other liabilities	16,625	17,790
Total liabilities	835,031	834,446

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,614,554 and 16,464,530 shares issued	166	165
Additional paid-in capital	143,527	140,261
Accumulated other comprehensive income (loss), net of taxes	24,197	(6,528)
Retained earnings	502,056	476,989
Treasury stock, at cost; 1,564,548 and 232,013 shares	(49,712)	(7,516)
Total shareholders’ equity	620,234	603,371
Total liabilities and shareholders’ equity	$1,455,265	$1,437,817

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net earned premiums	$133,059	$141,251	$399,715	$439,001
Net investment income	11,093	11,710	32,221	34,445
Net realized (losses) gains on investments	(20)	(1,047)	(337)	1,056
Finance and other service income	4,197	4,584	12,578	13,597
Total revenue	148,329	156,498	444,177	488,099

Losses and loss adjustment expenses	82,280	87,702	261,555	274,650
Underwriting, operating and related expenses	42,061	43,130	122,681	132,069
Interest expenses	23	22	66	59
Total expenses	124,364	130,854	384,302	406,778

Income before income taxes	23,965	25,644	59,875	81,321
Income tax expense	6,941	7,286	15,992	22,987
Net income	$17,024	$18,358	$43,883	$58,334

Earnings per weighted average common share:
Basic	$1.11	$1.13	$2.80	$3.59
Diluted	$1.11	$1.12	$2.79	$3.58

Cash dividends paid per common share	$0.40	$0.40	$1.20	$1.20

Number of shares used in computing earnings per share:
Basic	15,296,221	16,309,712	15,694,500	16,260,696
Diluted	15,314,552	16,348,525	15,713,733	16,310,448

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	(Loss)/Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2007	$162	$134,224	$4,453	$432,746	$(1,585)	$570,000
Net income, January 1 to September 30, 2008				58,334		58,334
Other comprehensive loss, net of deferred federal income taxes			(16,698)			(16,698)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	3	4,953				4,956
Dividends paid				(19,517)		(19,517)
Acquisition of treasury stock					(2,444)	(2,444)
Balance at September 30, 2008	$165	$139,177	$(12,245)	$471,563	$(4,029)	$594,631

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income/(Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2008	$165	$140,261	$(6,528)	$476,989	$(7,516)	$603,371
Net income, January 1 to September 30, 2009				43,883		43,883
Other comprehensive income, net of deferred federal income taxes			30,725			30,725
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	3,266				3,267
Dividends paid				(18,816)		(18,816)
Acquisition of treasury stock					(42,196)	(42,196)
Balance at September 30, 2009	$166	$143,527	$24,197	$502,056	$(49,712)	$620,234

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$17,024	$18,358	$43,883	$58,334

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period, net of tax expense (benefit) of $8,744, $(5,052), $16,426, and $(8,621)	16,239	(9,382)	30,506	(16,011)
Reclassification adjustment for losses (gains) included in net income, net of tax expense (benefit) of $7, $367, $118 and $(369)	13	680	219	(687)

Unrealized gains (losses) on securities available for sale	16,252	(8,702)	30,725	(16,698)

Comprehensive income	$33,276	$9,656	$74,608	$41,636

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$43,883	$58,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	9,130	8,438
Provision (benefit) for deferred income taxes	662	(1,980)
Net realized losses (gains) on investments	337	(1,056)
Changes in assets and liabilities:
Accounts receivable	(9,561)	(467)
Accrued investment income	(70)	627
Receivable from reinsurers	10,108	5,960
Ceded unearned premiums	6,932	4,814
Deferred policy acquisition costs	(4,068)	(2,725)
Other assets	(1,069)	(10,132)
Loss and loss adjustment expense reserves	(20,753)	(13,529)
Unearned premium reserves	12,528	1,344
Accounts payable and accrued liabilities	(12,210)	(11,980)
Payable to reinsurers	6,106	15,370
Other liabilities	(1,082)	(679)
Net cash provided by operating activities	40,873	52,339

Cash flows from investing activities:
Fixed maturities purchased	(140,971)	(108,209)
Equity securities purchased	(4,708)	(5,147)
Proceeds from sales, paydowns and calls of fixed maturities	82,829	123,316
Proceeds from maturities of fixed maturities	10,022	21,156
Proceeds from sales of equity securities	3,164	3,135
Proceeds from maturities of short-term securities	82,996	—
Fixed assets purchased	(217)	(5,223)
Net cash provided by investing activities	33,115	29,028

Cash flows from financing activities:
Proceeds and excess tax benefits from exercise of stock options	271	2,065
Dividends paid to shareholders	(18,816)	(19,517)
Acquisition of treasury stock	(42,196)	(2,444)
Net cash used for financing activities	(60,741)	(19,896)

Net increase in cash and cash equivalents	13,247	61,471
Cash and cash equivalents at beginning of year	60,451	46,311
Cash and cash equivalents at end of period	$73,698	$107,782

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

The financial information as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S.  Securities and Exchange Commission (“SEC”) on March 13, 2009.

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

The Company has evaluated subsequent events since the date of these consolidated financial statements through the issuance date of November 5, 2009.

2.  Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (prior authoritative literature - Statement of Financial Accounting Standard (“FAS”) No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles).  ASC 105 is now the single source of authoritative nongovernmental GAAP. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. ASC 105 was effective for financial statements issued for reporting periods that end after September 15, 2009.  As of September 30, 2009, all of the Company’s disclosures in its consolidated financial statements are now referenced in accordance with ASC 105. The implementation of ASC 105 did not have an impact on the Company’s consolidated results of operations or financial position as it does not change authoritative guidance.

ASC 820, Fair Value Measurements and Disclosures (prior authoritative literature - FAS No.157, Fair Value Measurements) defines fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements.  This standard applies to fair value measurements already required or permitted by existing standards and was effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted ASC 820 on January 1, 2008.  The adoption of ASC 820 did not have an impact on the Company’s consolidated results of operations or financial position. See Note 5, “Investments,” for further information regarding the Company’s investments and fair value measurements.

ASC 825, Financial Instruments (prior authoritative literature - FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115) permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

for which the fair value option has been elected will be reported in earnings. ASC 825 was effective for fiscal years beginning after November 15, 2007. The Company has chosen not to elect the fair value option permitted by this statement.

ASC 260 , Other Presentation Matters —Participating Securities and the Two Class Method (prior authoritative literature - Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting.   ASC 260 requires that such instruments that hold unforfeitable rights to dividends or dividend equivalents, regardless of whether paid or unpaid, should be considered participating securities and accordingly, should be included in the calculation of earnings per share (“EPS”) under the two-class method instead of the treasury stock method.  Under the Company’s employee incentive compensation plan, restricted stock grantees have unforfeitable rights to dividends before the vesting period and are therefore, participating securities and treated as a separate class of securities in calculating earning per share.  The Company adopted ASC 260 effective January 1, 2009, and has since used the two-class method to calculate earnings per share. In accordance with the adoption provisions of ASC 260, all prior period earnings per share data has been adjusted retroactively to conform to the provisions of ASC 260.  For the nine months ended September 30, 2008 basic EPS was reduced by $0.05 cents per share and diluted EPS was reduced by $0.04 cents per share from previously disclosed amounts. For the three months ending September 30, 2008, basic EPS was reduced by $0.01 and diluted EPS was reduced by $0.02 from previously disclosed amounts.

ASC 320, Investments — Debt and Equity Securities (prior authoritative literature - FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments) requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  ASC 320 is required to be adopted for periods ending after June 15, 2009. The Company adopted ASC 320 effective for its interim reporting period ending June 30, 2009.   The adoption of ASC 320 did not have an impact on the Company’s consolidated results of operations or financial position.  For further information, see Note 5, “Investments.”

ASC 825, Financial Instruments (prior authoritative literature FSP FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments) requires disclosures about fair value of financial instruments in interim and annual financial statements and is effective for periods ending after June 15, 2009. The Company adopted ASC 825 effective for its interim reporting period ending June 30, 2009, and its adoption did not have an impact on the Company’s consolidated financial condition or results of operations.  For further information, see Note 5, “Investments.”

ASC 820, Fair Value Measurements and Disclosures (prior authoritative literature FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly ) expands certain disclosure requirements and is effective for periods ending after June 15, 2009. The Company adopted ASC 820 effective for its interim period ending June 30, 2009, and its adoption did not have an impact on the Company’s consolidated financial condition or results of operations.

ASC 855, Subsequent Events (prior authoritative literature FAS No. 165, Subsequent Events) establishes principles and requirements for subsequent events. ASC 855 is effective for interim and annual financial periods ending after June 15, 2009, and shall be applied prospectively. See Note 1 for the date through which the Company evaluated subsequent events.

3.  Earnings per Weighted Average Common Share

Basic earnings per weighted average common share is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period including unvested restricted shares which are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  At September 30, 2009 and 2008, the Company’s potentially dilutive instruments were common shares under options of 225,003, and 242,866, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income as reported	$17,024	$18,358	$43,883	$58,334
Less dividends:
Distributed to common shareholders	6,026	6,441	18,509	19,270
Distributed to participating security holders	111	94	307	247
Total undistributed earnings	$10,887	$11,823	$25,067	$38,817

Undistributed earnings to common shareholders	$10,694	$11,656	$24,643	$38,305
Undistributed earnings to participating security holders	$193	$167	$424	$512

Net income available to common shareholders for basic and diluted earnings per share	$17,024	$18,358	$43,883	$58,334

Weighted average number of common shares outstanding	15,017,392	16,079,387	15,428,696	16,046,111
Common equivalent shares - restricted stock	278,829	230,325	265,804	214,585
Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,296,221	16,309,712	15,694,500	16,260,696
Common equivalent shares - stock options	18,331	38,813	19,233	49,752
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,314,552	16,348,525	15,713,733	16,310,448

Basic earnings per share	$1.11	$1.13	$2.80	$3.59
Diluted earnings per share	$1.11	$1.12	$2.79	$3.58

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 167,925 anti-dilutive stock options for both the three and nine months ended September 30, 2009.  There were 168,925 anti-dilutive stock options for both the three and nine months ended September 30, 2008.

4.  Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At September 30, 2009 there were 920,434 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

A summary of stock based awards granted under the Incentive Plan during the nine months ended September 30, 2009 is as follows:

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

Accounting and Reporting for Stock-Based Awards

 ASC 718, Compensation —Stock Compensation (prior authoritative literature FAS 123R (revised 2004), Share-Based Payment) requires the Company to measure and recognize the cost of employee services received in exchange for an award of equity instruments.  The Company adopted ASC 718 effective January 1, 2006. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

As permitted by ASC 718, the Company elected the modified prospective transition method.  Under the modified prospective transition method, (i) compensation expense for share-based awards granted prior to January 1, 2006 is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under ASC 718 as adjusted to incorporate forfeiture assumptions under ASC 718, and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of ASC 718.

Stock Options

The fair value of stock options used to compute net income and earnings per share for the three and nine month periods ended September 30, 2009 and 2008 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected dividend yield	1.36% - 1.87%	1.36% - 2.52%	1.36% - 2.16%	1.36% - 2.52%
Expected volatility	0.31 - 0.36	0.20 - 0.36	0.28 - 0.36	0.20 - 0.36
Risk-free interest rate	3.82% - 4.76%	3.23% - 4.76%	3.23% - 4.76%	3.23% - 4.76%
Expected holding period	6.5 - 7 years	6.5 - 7 years	6.5 - 7 years	6.5 - 7 years

Expected dividend yield is the Company’s dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future. Expected volatility is based on historical volatility of the Company’s common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option.  The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option.  The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term.  There were no stock options granted during the three and nine month periods ended September 30, 2009 and 2008.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes stock option activity under the Incentive Plan for the nine months ended September 30, 2009.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	238,666	$33.66
Forfeited	(1,000)	$42.85
Exercised	(12,663)	$15.75
Outstanding at end of period	225,003	$34.63	5.6 years	$917
Exercisable at end of period	164,513	$32.18	5.4 years	$917

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $32.92 on September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at September 30, 2009 and 2008. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $217 and $2,127, respectively.

A summary of the status of non-vested options as of September 30, 2009, is presented below.

		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Non-vested at beginning of year	118,035	$37.06
Vested	(56,545)	$32.47
Forfeited	(1,000)	$42.85
Non-vested at end of period	60,490	$41.26

As of September 30, 2009, there was $556 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 1.0 years.

Cash received from options exercised was $199 and $1,352 for the nine months ended September 30, 2009, and 2008, respectively.

Restricted Stock

Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as expense over the requisite service period.

The following table summarizes restricted stock activity under the Incentive Plan during the nine months ended September 30, 2009.

	Shares	Weighted
	Under	Average
	Restriction	Fair Value
Outstanding at beginning of the year	246,325	$38.77
Granted	137,999	$29.92
Vested and unrestricted	(84,857)	$40.20
Forfeited	(638)	$36.57
Outstanding at end of period	298,829	$34.28

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

As of September 30, 2009, there was $7,358 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.5 years.  The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2009 and 2008 was $3,412 and $2,733, respectively.  For the nine months ended September 30, 2009 and 2008, the Company recorded compensation expense related to restricted stock of $1,875 and $1,673 net of income tax benefits of $1,009 and $901, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities and equity securities, including interests in mutual funds, were as follows for the periods indicated:

	As of September 30, 2009
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$319,268	$13,873	$(152)	$—	$332,989
Obligations of states and political subdivisions	477,327	21,533	(258)	—	498,602
Asset-backed securities (1)	93,958	931	(3,403)	—	91,486
Corporate and other securities	99,200	4,791	(250)	—	103,741
Subtotal, fixed maturity securities	989,753	41,128	(4,063)	—	1,026,818
Equity securities (2)	9,645	161	—	—	9,806
Totals	$999,398	$41,289	$(4,063)	$—	$1,036,624

	As of December 31, 2008
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies (1)	$288,598	$8,532	$(244)	$—	$296,886
Obligations of states and political subdivisions	498,339	9,414	(6,132)	—	501,621
Asset-backed securities (1)	77,656	—	(17,122)	—	60,534
Corporate and other securities	65,243	420	(4,533)	—	61,130
Subtotal, fixed maturity securities	929,836	18,366	(28,031)	—	920,171
Equity securities (2)	8,419	—	(379)	—	8,040
Short term securities	82,928	—	—	—	82,928
Totals	$1,021,183	$18,366	$(28,410)	$—	$1,011,139

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $307,808 and $286,100 at amortized cost and $321,378 and $294,064 at fair value as of September 30, 2009 and December 31, 2008, respectively. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

(2)  Equity securities consist solely of interests in mutual funds held to fund the Company’s executive deferred compensation plan.

(3)  The Company’s investment portfolio included 64 and 161 securities in an unrealized loss position at September 30, 2009 and December 31, 2008, respectively.

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

	As of September 30, 2009		As of December 31, 2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$41,317	$42,050	$10,572	$10,678
Due after one year through five years	239,365	250,150	245,457	249,425
Due after five years through ten years	163,426	172,270	153,520	154,817
Due after ten years through twenty years	130,630	136,110	143,278	138,225
Due after twenty years	13,249	13,374	13,252	12,428
Asset-backed securities	401,766	412,864	363,757	354,598
Totals	$989,753	$1,026,818	$929,836	$920,171

The gross realized (losses) gains on sales of fixed maturity, short-term, and equity securities were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross realized gains
Fixed maturity securities	$151	$123	$151	$2,251
Equity securities	—	—	—	—
Short term securities	—	—	1	—
Gross realized losses
Fixed maturity securities	(171)	(1,052)	(171)	(1,077)
Equity securities	—	(118)	(318)	(118)
Short term securities	—	—	—	—
Net realized (losses) gains on investments	$(20)	$(1,047)	$(337)	$1,056

Proceeds from fixed maturities maturing were $4,700 and $3,481 for the three months ended September 30, 2009 and 2008, respectively. Proceeds from fixed maturities maturing were $10,022 and $21,156 for the nine months ended September 30, 2009 and 2008, respectively.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following tables as of September 30, 2009 and December 31, 2008 illustrate the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also illustrate the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$23,057	$116	$667	$36	$23,724	$152
Obligations of states and political subdivisions	255	—	18,448	258	18,703	258
Asset-backed securities	—	—	49,523	3,403	49,523	3,403
Corporate and other securities	1,987	9	6,422	241	8,409	250
Subtotal, fixed maturity securities	25,299	125	75,060	3,938	100,359	4,063
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$25,299	$125	$75,060	$3,938	$100,359	$4,063

	As of December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$4,300	$9	$9,770	$235	$14,070	$244
Obligations of states and political subdivisions	116,605	4,524	32,220	1,608	148,825	6,132
Asset-backed securities	24,036	7,876	36,498	9,246	60,534	17,122
Corporate and other securities	21,503	931	16,307	3,602	37,810	4,533
Subtotal, fixed maturity securities	166,444	13,340	94,795	14,691	261,239	28,031
Equity securities	2,458	353	33	26	2,491	379
Total temporarily impaired securities	$168,902	$13,693	$94,828	$14,717	$263,730	$28,410

As of September 30, 2009, the Company held insured investment securities of approximately $315,945, which represented approximately 30.5% of the Company’s total investment portfolio. Approximately $37,039 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table shows the Company’s insured investment securities that are backed by financial guarantors including pre-refunded securities as of September 30, 2009.   The Company does not have any direct investment holdings in a financial guarantee insurance company.

	As of September 30, 2009
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$48,077	$8,472	$39,605
Financial Guaranty Insurance Company	279	279	—
Financial Security Assurance, Inc.	112,784	19,493	93,291
National Public Finance Guaranty Corporation	147,499	8,795	138,704
	308,639	37,039	271,600
Other asset-backed securities
Ambac Assurance Corporation	3,592	—	3,592
Financial Guaranty Insurance Company	2,394	—	2,394
Syncora Corporation (XL Capital Assurance)	1,320	—	1,320
	7,306	—	7,306
Total	$315,945	$37,039	$278,906

The following table shows the Company’s insured investments by Moody’s rating where it is available both with and without the impact of the insurance guarantee as of September 30, 2009.

	As of September 30, 2009
	Rating	Rating
	With	Without
Rating	Insurance	Insurance
Aaa	$4,007	$4,007
Aa1	10,656	10,656
Aa2	33,338	33,338
Aa3	141,977	83,335
A1	51,063	85,868
A2	23,267	36,286
A3	23,184	27,712
Baa1	279	279
Baa2	3,592	3,592
Ba2	—	6,290
	$291,363	$291,363

Other-Than-Temporary Impairments

ASC 320, Investments — Debt and Equity Securities (prior authoritative literature - FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ) requires entities to separate an other-than-temporary impairment (“OTTI”) of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. Prior to April 1, 2009, the Company had to determine whether it had the intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors resulted in the Company’s conclusion that declines in market values were other-than-temporary, the cost of the securities was written down to market value and the reduction in value was reflected as a realized loss.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Effective under ASC 320, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

As of September 30, 2009, with the exception of one security which represented 0.1% of the Company’s total investment in fixed income securities, the Company’s fixed income securities portfolio was comprised entirely of investment grade corporate fixed maturity securities, U.S. Government and Agency securities, states and political subdivision securities, and asset-backed securities (i.e., all securities received a rating assigned by Moody’s Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody’s.)  The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated Aaa.

The unrealized losses in the Company’s fixed income portfolio as of September 30, 2009 were reviewed for potential permanent asset impairments.  The Company obtained specific qualitative analysis regarding certain debt securities held at September 30, 2009 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was also performed for any additional securities appearing on our “Watch List.” Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the fixed maturity investment portfolio at September 30, 2009 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

During the three and nine months ended September 30, 2009, there was no significant deterioration in the credit quality of any of the Company’s holdings.  During the three and nine months ended September 30, 2008, there was a significant deterioration in the issuer’s financial condition of one of Company’s holdings, American International Group, Inc.  Accordingly in the third quarter of 2008, the Company recorded an other-than-temporary impairment charge of $1,032 for this security.  The Company sold this security during the quarter ended September 30, 2009 and recognized an additional loss of $14.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

ASC 320, Investments — Debt and Equity Securities (prior authoritative literature - FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments) requires that the Company record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the noncredit component of a previously recognized OTTI from retained earnings to other comprehensive income (loss). At September 30, 2009 and December 31, 2008, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be permanently impaired.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and dividends on fixed maturities	$11,351	$11,467	$32,843	$34,168
Dividends on equity securities	38	79	109	201
Interest on short-term securities	3	—	74	—
Interest on cash and cash equivalents	47	492	198	1,072
Total investment income	11,439	12,038	33,224	35,441
Investment expenses	346	328	1,003	996
Net investment income	$11,093	$11,710	$32,221	$34,445

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosure (prior authoritative literature - FAS157, Fair Value Measurements) provides a revised definition of fair value establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information.  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). ASC 820  establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in ASC 820 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets and liabilities;

Level 2 — Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

Level 3 — Valuations based on unobservable inputs.

Fair values for the Company’s fixed maturity securities are based on prices provided by its custodian bank and its investment manager.  Both the custodian bank and the investment manager use a variety of independent, nationally recognized pricing services to determine market valuations.   If the pricing service cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. A minimum of two quoted prices is obtained for the majority of fixed maturity securities in the Company’s investment portfolio.  The Company’s custodian bank is its primary provider of quoted prices from third-party pricing services and broker-dealers. To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from the Company’s investment manager. An examination of the pricing data is then performed for each security.  If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from the Company’s custodian bank is used in the Company’s financial statements for the security.  If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, the Company obtains a quote from an alternative source, if possible, and documents and resolves any differences between the pricing sources. In addition, the Company may request that its investment manager and their traders provide input as to which vendor is providing prices that their traders believe are reflective of fair value for the security. Following this process, the Company may decide to value the security in its financial statements using the secondary or alternative source if it believes that pricing is more reflective of the security’s value than the primary pricing provided by its custodian bank.   The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs.  Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The Company’s Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets. The Company’s Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs.  On January 1 and September 30, 2009, the Company’s Level 3 securities consisted of one asset-backed security whose price was based solely on a single broker quote which was deemed to be obtained through unobservable inputs.

In order to ensure the fair value determination is representative of an exit price (consistent with ASC 820), the Company’s procedures for validating quotes or prices obtained from third-parties include, but are not limited to, obtaining a minimum of two price quotes for each fixed maturity security if possible, as discussed above, the periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date, and the periodic review of reports provided by its investment manager regarding those securities with ratings changes and securities placed on the Company’s “Watch List.” In addition, valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company’s external investment manager, whose investment professionals are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price (consistent with ASC 820).

Approximately 99.8% of the Company’s portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2009.  There were no significant changes to the valuation process during the third quarter of 2009.

As of September 30, 2009 and December 31, 2008, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

The following tables summarize our total fair value measurements and the fair value measurements based on Level 3 inputs for investments for the periods indicated.

	As of September 30, 2009
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities and obligations of U.S. Government agencies	$332,989	$—	$332,989	$—
Obligations of states and political subdivisions	498,602	—	498,602	—
Asset-backed securities	91,486	—	89,092	2,394
Corporate and other securities	103,741	—	103,741	—
Equity securities	9,806	9,806	—	—
Total investment securities	$1,036,624	$9,806	$1,024,424	$2,394

	As of December 31, 2008
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities and obligations of U.S. Government agencies	$296,886	$—	$296,886	$—
Obligations of states and political subdivisions	501,621	—	501,621	—
Asset-backed securities	60,534	—	58,692	1,842
Corporate and other securities	61,130	—	61,130	—
Equity securities	8,040	8,040	—	—
Short term securities	82,928	—	82,928	—
Total investment securities	$1,011,139	$8,040	$1,001,257	$1,842

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value measurements for the three months ended September 30, 2009.

Asset-Backed
Securities
Balance at July 1, 2009	$1,842
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	552
Purchases and sales	—
Transfers in (out) of Level 3	—
Balance at September 30, 2009	$2,394
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at September 30, 2009	$—

The following table summarizes the changes in the Company’s Level 3 fair value measurements for the nine months ended September 30, 2009.

Asset-Backed
Securities
Balance at January 1, 2009	$1,842
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	552
Purchases and sales	—
Transfers in (out) of Level 3	—
Balance at September 30, 2009	$2,394
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at September 30, 2009	$—

Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the tables above, no transfers were made in or out of Level 3 inputs during the three and nine months ended September 30, 2009.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

6.   Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated:

	Nine Months Ended
	September 30,
	2009	2008
Reserves for losses and LAE at beginning of year	$467,559	$477,720
Less reinsurance recoverable on unpaid losses and LAE	(76,489)	(84,290)
Net reserves for losses and LAE at beginning of year	391,070	393,430
Incurred losses and LAE, related to:
Current year	291,612	297,554
Prior years	(30,057)	(22,904)
Total incurred losses and LAE	261,555	274,650
Paid losses and LAE related to:
Current year	158,475	155,614
Prior years	114,787	126,080
Total paid losses and LAE	273,262	281,694
Net reserves for losses and LAE at end of period	379,363	386,386
Plus reinsurance recoverables on unpaid losses and LAE	67,443	77,805
Reserves for losses and LAE at end of period	$446,806	$464,191

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $30,057 and $22,904 for the nine months ended September 30, 2009 and 2008, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities. The decrease in prior years reserves during the 2009 period is primarily composed of reductions of $15,706 in the Company’s retained automobile reserves, $8,780 in reserves assumed from Commonwealth Automobile Reinsurers (“CAR”), and $4,139 in the Company’s retained homeowners reserve.  The decrease in prior year reserves during the 2008 period is primarily composed of reductions of $14,681 in the Company’s retained automobile reserves and $6,334 in reserves assumed from CAR.

The Company’s private passenger automobile line of business prior year reserves decreased by $20,699 for the nine months ended September 30, 2009. The decrease was primarily due to improved retained private passenger results of $10,975 for the accident years 2004 through 2008, and improved assumed CAR results for the private passenger automobile pool of $7,168 for accident years 2005 through 2008. The Company’s private passenger automobile line of business prior year reserves decreased by $19,124 for the nine months ended September 30, 2008. The decrease was primarily due to improved retained private passenger results of $12,527 for accident years 2002 through 2007, and improved assumed CAR results for the private passenger automobile pool of $5,392 for accident years 2004 through 2007.  The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.  The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee.

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

In addition, on November 21, 2008, the Massachusetts Office of the Attorney General (the “AG”) delivered a civil investigative demand (the “CID”) to Safety Insurance Company, one of the Company’s operating subsidiaries. The CID directed the Company to produce certain information related to its policies and practices in connection with underwriting insurance policies on motorcycles and adjusting total loss claims under such policies.  Management understands that certain other insurance companies are also being investigated by the AG related to their policies and practices related to motorcycle insurance.

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

In connection with the matters addressed by the CID, the AG delivered a letter to Safety Insurance Company dated February 2, 2009, in which the AG stated that it “has reason to believe that Safety Insurance Company has violated the Massachusetts Consumer Protection Act , G.L. c. 93A, §2, by engaging in unfair and deceptive acts and practices regarding motorcycle insurance. Specifically, the AG stated it “has reason to believe that the Company overcharged its customers for motorcycle insurance and engaged in related unfair claims settlement practices.” By issuing this letter the AG has met a statutory prerequisite to filing a civil complaint under the Massachusetts Consumer Protection Act against the Company.

The Company is engaged in ongoing discussions with the AG with respect to the matters raised in the February 2, 2009 letter. In management’s opinion, while this matter may be material to the Company’s operating results for any particular period if an unfavorable outcome results, it will not have a material adverse effect on its overall financial condition.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. Among other covenants, the credit facility restricts the Company’s payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of the Company’s prior year’s net income, as determined in accordance with GAAP. As of September 30, 2009, the Company was in compliance with all such covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at September 30, 2009 and December 31, 2008. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at September 30, 2009 and 2008.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

9. Income Taxes

Federal income tax expense for the three and nine months ended September 30, 2009 and 2008 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

ASC 740, Income Taxes (prior authoritative literature - FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109), was adopted by the Company on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that the Company determine whether the benefits of its tax positions have a more likely than not chance of being sustained upon audit based upon the technical merits of the tax position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of ASC 740, the Company recognized no adjustment to its consolidated balance sheet or statement of operations.  The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded a liability under ASC 740.

During the three and nine months ended September 30, 2009, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of September 30, 2009 and December 31, 2008, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2006. The Company is not currently under examination by the IRS.   During the year 2009, the Massachusetts Department of Revenue concluded its review of the 2005 and 2006 tax periods.  The resulting audit adjustments were immaterial to the Company’s financial position.

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

During the nine months ended September 30, 2009, the Company purchased 1,332,535 of its common shares on the open market under the program at a cost of $42,196. At December 31, 2008, the Company had purchased 232,013 of its common shares on the open market under the program at a cost of $7,516.

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

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 71.7% of our direct written premiums in 2008), we offer a portfolio of other insurance products, including commercial automobile (13.2% of 2008 direct written premiums), homeowners (11.6% of 2008 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 3.5% of 2008 direct written premiums). Operating virtually exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C, (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with 827 independent insurance agents in 969 locations throughout Massachusetts. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.4% and 11.2% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2009, according to the Commonwealth Automobile Reinsurers (“CAR”) Cession Volume Analysis Report of November 2, 2009, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

Our Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire on October 15, 2008.  For the nine months ended September 30, 2009, we wrote approximately 824 policies and $676 in direct written premiums in New Hampshire.

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

On July 16, 2007, the Commissioner issued two decisions that significantly changed how private passenger automobile insurance is regulated in Massachusetts. In the first decision, the Commissioner approved and set a time table for the implementation of new CAR rules pursuant to which the current reinsurance program run by CAR has been replaced with an assigned risk plan, the Massachusetts Automobile Insurance Plan (“MAIP”). Under these new rules, as of April 1, 2009 we no longer are assigned ERPs whose business we must insure (subject to the option of ceding it to CAR) and instead, we are assigned individual policies by CAR. The MAIP began with business effective on or after April 1, 2008 for new business and those risks that have 10 or more Safe Driver Points. Beginning April 1, 2009, all business was eligible for MAIP except those risks that have no violations or accidents in the preceding three year period (so called “Clean in three” risks). The last policy effective date on which any risk could be ceded to CAR in accordance with the current reinsurance program was March 31, 2009. We are not able at this time to determine what effect these new CAR rules will have on our business.

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

The Commissioner has issued a number of bulletins addressing issues related to the implementation of Managed Competition (the “Rating Bulletins”). Rating Bulletins 2008-11 and 2009-13 limits voluntary market rates to a level no higher than the rates in the residual market. Rating Bulletin 2008-17 describes how companies may place risks among company affiliates within an insurer group.

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

Under Managed Competition, we decreased our rates an average 6.7% in 2008. We filed and were approved for modifications in our rates effective April 1, 2009 that expected no change in our average total rates. We began using three rating tiers effective April 1, 2009. A Companion Policy Client Tier, which is policyholders that have a non private passenger automobile policy with us, will receive a rate decrease of 2.5%. A Loyal Automobile Client Tier, which is policyholders who have been insured with Safety two or more years, will see no rate change. A New Insurance Client Tier, which is policyholders that do not qualify for the other two tiers, will have a rate increase of 2.5%. We also filed and have been approved for a 2.9% rate increase in our rates effective October 1, 2009. Our rates include a 13.0% commission rate for agents.

For the nine months ended September 30, 2009, our average private passenger automobile premium per exposure decreased by 5.7% from the nine months ended September 30, 2008.  The table below shows the filed and approved average Massachusetts private passenger automobile premium rate changes and the resulting changes in our average premium per automobile exposure.  The 5.7% decrease in average premium per personal automobile exposure is the result of our “rounded account” pricing strategy introduced under Managed Competition that began April 1, 2008, which has preferred pricing for policyholders that insure an automobile and home with us, and standard pricing for stand-alone automobile policies.  More automobile policyholders than we originally estimated have insured both their automobile and home with us, and thus are eligible for our account discount of 10%.

Massachusetts Private Passenger Automobile Rates

		Safety Change in
	Average Rate	Average Premium per
Year	Change (1)	Automobile Exposure (2)
2009	0.0%	(5.7)%
2008	(6.7)%	(7.9)%
2007	(11.7)%	(5.5)%
2006	(8.7)%	(6.8)%
2005	(1.7)%	0.1%
2004	2.5%	6.1%
2003	2.7%	6.9%
2002	0.0%	5.2%
2001	(8.3)%	0.0%
2000	0.7%	7.4%
1999	0.7%	10.9%

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

Our statutory insurance ratios are outlined in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Statutory Ratios:
Loss Ratio	61.8%	62.1%	65.4%	62.6%
Expense Ratio	31.3%	31.7%	30.0%	30.0%
Combined Ratio	93.1%	93.8%	95.4%	92.6%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
GAAP Ratios:
Loss Ratio	61.8%	62.1%	65.4%	62.6%
Expense Ratio	31.6%	30.5%	30.7%	30.1%
Combined Ratio	93.4%	92.6%	96.1%	92.7%

Stock-Based Compensation

Long-term incentive compensation is provided under the our 2002 Management Omnibus Incentive Plan (the “Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At September 30, 2009, there were 920,434 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the nine months ended September 30, 2009 is as follows:

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”). In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to adjust our reinsurance programs as a result of the changes to the models. As of January 1 2009, our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $350,000. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance protects us in the event of a “140-year storm” (that is, a storm of a severity expected to occur once in a 140-year period). All of our reinsurers have an A.M. Best rating of “A” (Excellent) or better except for PARIS RE which is rated “A-” (Excellent).

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2009, the FAIR Plan purchased $1,100,000 of catastrophe reinsurance for property losses in excess of $180,000. At September 30, 2009, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $338,675 to $383,887 as of September 30, 2009. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above.  The Company’s selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $379,363 as of September 30, 2009.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2009.

Line of Business	Low	Recorded	High
Private passenger automobile	$231,283	$260,956	$261,405
Commercial automobile	50,680	56,970	57,448
Homeowners	39,143	41,469	44,414
All other	17,569	19,968	20,620
Total	$338,675	$379,363	$383,887

For our private passenger automobile, commercial automobile and homeowners lines of business as of September 30, 2009, due to the relatively long time we have been writing these lines of insurance and our stable long-term trends in frequency and severity, the range of reserves is relatively narrow. For our all other lines of business as of  September 30, 2009, due to the relatively short time we have been writing these lines of business, the sparse amount of data and the resulting immature history available for our analysis, the range of reserves is relatively wide.  We have recorded reserves closer to the high in the ranges of our projections.

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves by line of business as of September 30, 2009.

Line of Business	Case	IBNR	Total
Private passenger automobile	$219,538	$15,439	$234,977
CAR assumed private passenger auto	17,640	8,339	25,979
Commercial automobile	33,717	7,291	41,008
CAR assumed commercial automobile	8,515	7,447	15,962
Homeowners	17,279	8,027	25,306
FAIR Plan assumed homeowners	5,150	11,013	16,163
All other	9,969	9,999	19,968
Total net reserves for losses and LAE	$311,808	$67,555	$379,363

Our IBNR reserves for CAR assumed private passenger and commercial automobile business are 32.1% and 46.7%, respectively, of our total reserves for CAR assumed private passenger and commercial automobile business as of September 30, 2009 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of September 30, 2009.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$234,977
CAR assumed private passenger automobile		$25,979
Net private passenger automobile			$260,956
Commercial automobile	41,008
CAR assumed commercial automobile		15,962
Net commercial automobile			56,970
Homeowners	25,306
FAIR Plan assumed homeowners		16,163
Net homeowners			41,469
All other	19,968	—	19,968
Total net reserves for losses and LAE	$321,259	$58,104	$379,363

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

We receive our final calendar year Participation Ratio report from CAR eight months after the end of that year, and thus we have to estimate for six quarters our share of the CAR deficit. For example, for the year ended December 31, 2008, we had to estimate our 2008 policy year CAR Participation Ratio beginning with the first quarter of 2008 through the second quarter of 2009.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the nine months ended September 30, 2009, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $3,997. Each 1 percentage-point change in the loss and loss expense ratio would have had a $2,598 effect on net income, or $0.17 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30, 2009. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,700)	$(2,350)	$—
Estimated increase in net income	3,055	1,528	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,350)	—	2,350
Estimated increase (decrease) in net income	1,528	—	(1,528)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,350	4,700
Estimated decrease in net income	—	(1,528)	(3,055)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(820)	(410)	—
Estimated increase in net income	533	267	—
No Change in Severity
Estimated (decrease) increase in reserves	(410)	—	410
Estimated increase (decrease) in net income	267	—	(267)
+1 Percent Change in Severity
Estimated increase in reserves	—	410	820
Estimated decrease in net income	—	(267)	(533)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(506)	(253)	—
Estimated increase in net income	329	164	—
No Change in Severity
Estimated (decrease) increase in reserves	(253)	—	253
Estimated increase (decrease) in net income	164	—	(164)
+1 Percent Change in Severity
Estimated increase in reserves	—	253	506
Estimated decrease in net income	—	(164)	(329)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(399)	(200)	—
Estimated increase in net income	259	130	—
No Change in Severity
Estimated (decrease) increase in reserves	(200)	—	200
Estimated increase (decrease) in net income	130	—	(130)
+1 Percent Change in Severity
Estimated increase in reserves	—	200	399
Estimated decrease in net income	—	(130)	(259)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2009. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(260)	$260
Estimated increase (decrease) in net income	169	(169)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(160)	160
Estimated increase (decrease) in net income	104	(104)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(162)	162
Estimated increase (decrease) in net income	105	(105)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $30,057, and $22,904 for the nine months ended September 30, 2009 and 2008, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2009 and 2008. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Nine Months Ended
Accident	September 30,
Year	2009	2008
1999 & prior	$(261)	$(320)
2000	(206)	(327)
2001	(828)	(870)
2002	(1,207)	(1,606)
2003	(1,071)	(1,910)
2004	(2,755)	(4,676)
2005	(5,017)	(4,819)
2006	(6,765)	(3,138)
2007	(4,717)	(5,238)
2008	(7,230)	—
All prior years	$(30,057)	$(22,904)

The decreases in prior years reserves during the nine months ended September 30, 2009 and 2008 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2009 decrease is primarily composed of reductions of $15,706 in our retained automobile reserves, $8,780 in CAR assumed reserves and $4,139 in our retained homeowners reserves. The 2008 decrease is primarily composed of reductions of $14,681 in our retained automobile reserves and $6,334 in CAR assumed reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2009.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	Total
1999 & prior	$(258)	$(3)	$—	$(261)
2000	(197)	(9)	—	(206)
2001	(373)	(159)	(296)	(828)
2002	(807)	(245)	(155)	(1,207)
2003	(653)	(220)	(198)	(1,071)
2004	(1,812)	(490)	(453)	(2,755)
2005	(3,427)	(746)	(844)	(5,017)
2006	(4,409)	(999)	(1,357)	(6,765)
2007	(2,849)	(541)	(1,327)	(4,717)
2008	(5,914)	(375)	(941)	(7,230)
All prior years	$(20,699)	$(3,787)	$(5,571)	$(30,057)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the nine months ended September 30, 2009; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained
Accident Year	Automobile	Automobile	Homeowners	Total
1999 & prior	$(258)	$—	$—	$(258)
2000	(197)	—	—	(197)
2001	(321)	(145)	(296)	(762)
2002	(620)	(238)	(155)	(1,013)
2003	(450)	(242)	(198)	(890)
2004	(1,544)	(666)	(445)	(2,655)
2005	(2,702)	(794)	(826)	(4,322)
2006	(3,481)	(804)	(1,276)	(5,561)
2007	(1,538)	1	(943)	(2,480)
2008	(1,710)	3	—	(1,707)
All prior years	$(12,821)	$(2,885)	$(4,139)	$(19,845)

The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the nine months ended September 30, 2009.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
1999 & prior	$—	$(3)	$—	$(3)
2000	—	(9)	—	(9)
2001	(52)	(14)	—	(66)
2002	(187)	(7)	—	(194)
2003	(203)	22	—	(181)
2004	(268)	176	(8)	(100)
2005	(725)	48	(18)	(695)
2006	(928)	(195)	(81)	(1,204)
2007	(1,311)	(542)	(384)	(2,237)
2008	(4,204)	(378)	(941)	(5,523)
All prior years	$(7,878)	$(902)	$(1,432)	$(10,212)

Our private passenger automobile line of business prior year reserves decreased by $20,699 for the nine months ended September 30, 2009. The decrease was primarily due to improved retained private passenger results of $10,975 for the accident years 2004 through 2008, and improved assumed CAR results for the private passenger automobile pool of $7,168 for accident years 2005 through 2008.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves. The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee.

Our commercial automobile line of business prior year reserves decreased by $3,787 for the nine months ended September 30, 2009 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves decreased by $4,139 for the nine months ended September 30, 2009. Our FAIR Plan homeowners reserve decreased by $1,432 for the nine months ended September 30, 2009.

In estimating all our loss reserves, including CAR, we follow the guidance prescribed by ASC 944 Financial Services-Insurance (prior authoritative literature Financial Accounting Statement of Financial Accounting Standards No. 60, Accounting and Reporting by Insurance Enterprise and FAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts).

For further information, see “Results of Operations: Losses and Loss Adjustment Expenses.”

Results of Operations

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

The following table shows certain of our selected financial results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Direct written premiums	$143,210	$139,425	$438,269	$459,543
Net written premiums	$137,260	$132,640	$419,176	$445,159
Net earned premiums	$133,059	$141,251	$399,715	$439,001
Investment income	11,093	11,710	32,221	34,445
Net realized (losses) gains on investments	(20)	(1,047)	(337)	1,056
Finance and other service income	4,197	4,584	12,578	13,597
Total revenue	148,329	156,498	444,177	488,099
Loss and loss adjustment expenses	82,280	87,702	261,555	274,650
Underwriting, operating and related expenses	42,061	43,130	122,681	132,069
Interest expenses	23	22	66	59
Total expenses	124,364	130,854	384,302	406,778
Income before income taxes	23,965	25,644	59,875	81,321
Income tax expense	6,941	7,286	15,992	22,987
Net income	$17,024	$18,358	$43,883	$58,334
Earnings per weighted average common share:
Basic	$1.11	$1.13	$2.80	$3.59
Diluted	$1.11	$1.12	$2.79	$3.58
Cash dividends paid per common share	$0.40	$0.40	$1.20	$1.20

Direct Written Premiums.  Direct written premiums for the quarter ended September 30, 2009 increased by $3,785, or 2.7%, to $143,210 from $139,425 for the comparable 2008 period primarily due to an increase in our homeowners line of business. Direct written premiums for the nine months ended September 30, 2009 decreased by $21,274, or 4.6%, to $438,269 from $459,543 for the comparable 2008 period. The 2009 decrease occurred primarily in our personal and commercial automobile lines, which experienced decreases of 5.7% and 7.1%, respectively, in average written premium per exposure and decreases of 2.1% and 6.8%, respectively, in written exposures. The decrease in our personal automobile line was primarily a result of rate decreases totaling 6.7% which we filed under the competitive pricing system introduced to the private passenger automobile market in Massachusetts beginning April 1, 2008.  Our homeowners line average written premium per exposure decreased by 0.2% with a 21.7% increase in written exposures.  The 2.1% decrease in personal automobile exposures and 21.7% increase in homeowners exposures is the result of our “rounded account” pricing strategy under managed competition that began April 1, 2008, which has preferred pricing for policyholders who insure an automobile and home with us, and standard pricing for policyholders with stand-alone automobile policies.

Net Written Premiums.  Net written premiums for the quarter ended September 30, 2009 increased by $4,620, or 3.5%, to $137,260 from $132,640 for the comparable 2008 period. Net written premiums for the nine months ended September 30, 2009 decreased by $25,983, or 5.8%, to $419,176 from $445,159 for the comparable 2008 period. This decrease was due to the factors that decreased direct written premiums combined with decreases in premiums assumed from CAR, and partially offset by decreases in premiums ceded to CAR.  Written premiums assumed and ceded to CAR decreased as a result of the phase-out of the CAR personal automobile reinsurance pool, which was replaced by an assigned risk plan, the MAIP.  Beginning with policy effective dates after March 31, 2009, all personal automobile business was eligible for MAIP and could no longer be ceded to CAR.

Net Earned Premiums.  Net earned premiums for the quarter ended September 30, 2009 decreased by $8,192, or 5.8%, to $133,059 from $141,251 for the comparable 2008 period.  Although direct and net written premiums increased for the quarter, net earned premium decreased due to prior quarter decreases and the lag between the time the premium is written and earned. Net earned premiums for the nine months ended September 30, 2008 decreased by $39,286, or 8.9%, to $399,715 from $439,001 for the comparable 2008 period. This decrease was due to the factors that decreased direct and net written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Written Premiums
Direct	$143,210	$139,425	$438,269	$459,543
Assumed	3,059	5,693	12,447	30,685
Ceded	(9,009)	(12,478)	(31,540)	(45,069)
Net written premiums	$137,260	$132,640	$419,176	$445,159

Earned Premiums
Direct	$139,101	$148,650	$415,810	$451,367
Assumed	5,778	8,522	22,377	37,517
Ceded	(11,820)	(15,921)	(38,472)	(49,883)
Net earned premiums	$133,059	$141,251	$399,715	$439,001

Net Investment Income.  Net investment income for the quarter ended September 30, 2009 was $11,093 compared to $11,710 for the comparable 2008 period, a decrease of 5.3%. Net investment income for the nine months ended September 30, 2009 was $32,221 compared to $34,445 for the comparable 2008 period, a decrease of 6.5%. Average cash and investment securities (at cost) increased by $3,700, or 0.4%, to $1,058,983 for the nine months ended September 30, 2009, from $1,055,283 for the comparable 2008 period.  Net effective annualized yield on the investment portfolio decreased to 4.1% during the nine months ended September 30, 2009, from 4.4% during the comparable 2008 period. Our portfolio duration was 3.2 years at September 30, 2009 and December 31, 2008.

Net Realized Gains(Losses) on Investments.  Net realized losses on investments were $20 for the quarter ended September 30, 2009, compared to net realized losses of $1,047 for the comparable 2008 period. Net realized losses on investments were $337 for the nine months ended September 30, 2009 compared to net realized gains on investments of $1,056 for the comparable 2008 period.

The gross unrealized gains and losses on investments in fixed maturity securities and equity securities, including interests in mutual funds, were as follows:

	As of September 30, 2009
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$319,268	$13,873	$(152)	$—	$332,989
Obligations of states and political subdivisions	477,327	21,533	(258)	—	498,602
Asset-backed securities (1)	93,958	931	(3,403)	—	91,486
Corporate and other securities	99,200	4,791	(250)	—	103,741
Subtotal, fixed maturity securities	989,753	41,128	(4,063)	—	1,026,818
Equity securities (2)	9,645	161	—	—	9,806
Totals	$999,398	$41,289	$(4,063)	$—	$1,036,624

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $307,808 at amortized cost and $321,378 at fair value as of September 30, 2009. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

(2)  Equity securities consist solely of interests in mutual funds held to fund the Company’s executive deferred compensation plan.

(3)  The Company’s investment portfolio included 64 securities in an unrealized loss position at September 30, 2009.

As of  September 30, 2009, with the exception of one security which represented 0.1% of our total investment in fixed income securities, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities.  All of our securities received a rating assigned by Moody’s of Baa or higher, except the few securities not rated by Moody’s. The Company holds no subprime mortgage debt securities. All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated Aaa.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of September 30, 2009
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$332,989	32.4%
Aaa/Aa	462,632	45.1
A	152,332	14.8
Baa	46,883	4.6
Not rated (Standard & Poor’s rating of A- or higher)	31,276	3.0
Not rated	706	0.1
Total	$1,026,818	100.0%

Ratings are assigned by Moody’s, or the equivalent, as discussed above. Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2009.

	As of September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$23,057	$116	$667	$36	$23,724	$152
Obligations of states and political subdivisions	255	—	18,448	258	18,703	258
Asset-backed securities	—	—	49,523	3,403	49,523	3,403
Corporate and other securities	1,987	9	6,422	241	8,409	250
Subtotal, fixed maturity securities	25,299	125	75,060	3,938	100,359	4,063
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$25,299	$125	$75,060	$3,938	$100,359	$4,063

As of September 30, 2009, we held insured investment securities of approximately $315,945, which represented approximately 30.5% of our total investment portfolio. Approximately $37,039 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of September 30, 2009.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of September 30, 2009
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$48,077	$8,472	$39,605
Financial Guaranty Insurance Company	279	279	—
Financial Security Assurance, Inc.	112,784	19,493	93,291
National Public Finance Guaranty Corporation	147,499	8,795	138,704
	308,639	37,039	271,600
Other asset-backed securities
Ambac Assurance Corporation	3,592	—	3,592
Financial Guaranty Insurance Company	2,394	—	2,394
Syncora Corporation (XL Capital Assurance)	1,320	—	1,320
	7,306	—	7,306
Total	$315,945	$37,039	$278,906

The following table shows our insured investments by Moody’s rating where it is available both with and without the impact of the insurance guarantee as of September 30, 2009.

	As of September 30, 2009
	Rating	Rating
	With	Without
Rating	Insurance	Insurance
Aaa	$4,007	$4,007
Aa1	10,656	10,656
Aa2	33,338	33,338
Aa3	141,977	83,335
A1	51,063	85,868
A2	23,267	36,286
A3	23,184	27,712
Baa1	279	279
Baa2	3,592	3,592
Ba2	—	6,290
	$291,363	$291,363

ASC 320, Investments — Debt and Equity Securities (prior authoritative literature FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ) requires entities to separate an other-than-temporary impairment (“OTTI”) of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. Prior to April 1, 2009, we had to determine whether we had the intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors resulted in our conclusion that declines in market values were other-than-temporary, the cost of the securities was written down to market value and the reduction in value was reflected as a realized loss.  We adopted ASC 320 effective for our interim reporting period ending June 30, 2009.  The adoption of ASC 320 did not have an impact on our consolidated results of operations or financial position.

Effective under ASC 320, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that we will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

We reviewed the unrealized losses in our fixed income portfolio as of September 30, 2009 for potential other-than-temporary asset impairments.  We obtained specific qualitative analysis regarding certain debt securities held at September 30, 2009 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was also performed for any additional securities appearing on our “Watch List.” Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

Of the $4,063 gross unrealized losses as of September 30, 2009, $410 relates to fixed maturity obligations of U.S. Government agencies and obligations of states and political subdivisions. The remaining $3,653 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, and other fixed maturity securities.

The unrealized losses recorded on the fixed maturity investment portfolio at September 30, 2009 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it’s more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the three and nine months ended September 30, 2009, there was no significant deterioration in the credit quality of any of our holdings.  During the three and nine months ended September 30, 2008, there was a significant deterioration in the issuer’s financial condition of one of our holdings, American International Group, Inc.  Accordingly in the third quarter of 2008, we recorded an other-than-temporary impairment charge of $1,032 for this security.  We sold this security during the quarter ended September 30, 2009 and recognized an additional loss of $14.

ASC 820, Fair Value Measurements and Disclosure (prior authoritative literature - FAS157, Fair Value Measurements) provides a revised definition of fair value establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information.  We adopted ASC 820 on January 1, 2008.  The adoption of ASC 820 did not have an impact on our consolidated results of operations or financial position.

Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). ASC 820  establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in ASC 820 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets and liabilities;

Level 2 — Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

Level 3 — Valuations based on unobservable inputs.

Fair values for our fixed maturity securities are based on prices provided by our custodian bank and our investment manager.  Both the custodian bank and the investment manager use a variety of independent, nationally recognized pricing services to determine market valuations.  If the pricing service cannot provide fair value determinations, we obtain non-binding price quotes from broker-dealers. A minimum of two quoted prices is obtained for the majority of fixed maturity securities in our investment portfolio.  Our custodian bank is our primary provider of quoted prices from third-party pricing services and broker-dealers. To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from our investment manager. An examination of the pricing data is then performed for each security.  If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from our custodian bank is used in our financial statements for the security.  If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, we obtain a quote from an alternative source, if possible, and document and resolve any differences between the pricing sources. In addition, we may request that our investment manager and their traders provide input as to which vendor is providing prices that their traders believe are reflective of fair value for the security. Following this process, we may decide to value the security in our financial statements using the secondary or alternative source if we believe that pricing is more reflective of the security’s value than the primary pricing provided by our custodian bank.  We analyze market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs.  Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

Our Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets. Our Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs.  On January 1 and September 30, 2009, our Level 3 securities consisted of one asset-backed security whose price was based solely on a single broker quote which was deemed to be obtained through unobservable inputs.

In order to ensure the fair value determination is representative of an exit price (consistent with ASC 820), our procedures for validating quotes or prices obtained from third-parties include, but are not limited to, obtaining a minimum of two price quotes for each fixed maturity security if possible, as discussed above, the periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date, and the periodic review of reports provided by our investment manager regarding those securities with ratings changes and securities placed on the our “Watch List.” In addition, valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by our external investment manager, whose investment professionals are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price (consistent with ASC 820).

Approximately 99.8% of our portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2009.  There were no significant changes to the valuation process during the third quarter of 2009.

As of September 30, 2009 and December 31, 2008, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

The following table summarizes our total fair value measurements and the fair value measurements based on Level 3 inputs for investments at September 30, 2009.

	As of September 30, 2009
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities and obligations of U.S. Government agencies	$332,989	$—	$332,989	$—
Obligations of states and political subdivisions	498,602	—	498,602	—
Asset-backed securities	91,486	—	89,092	2,394
Corporate and other securities	103,741	—	103,741	—
Equity securities	9,806	9,806	—	—
Total investment securities	$1,036,624	$9,806	$1,024,424	$2,394

The following table summarizes the changes in our Level 3 fair value measurements for the three months ended September 30, 2009.

Asset-Backed
Securities
Balance at July 1, 2009	$1,842
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	552
Purchases and sales	—
Transfers in (out) of Level 3	—
Balance at September 30, 2009	$2,394
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at September 30, 2009	$—

The following table summarizes the changes in our Level 3 fair value measurements for the nine months ended September 30, 2009.

Asset-Backed
Securities
Balance at January 1, 2009	$1,842
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	552
Purchases and sales	—
Transfers in (out) of Level 3	—
Balance at September 30, 2009	$2,394
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at September 30, 2009	$—

On January 1 and September 30, 2009, one fixed maturity security was manually priced solely using broker quotes. This was deemed to render the fair value measurements as based upon unobservable inputs and accordingly, it was classified within Level 3.  Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 inputs during the three and nine months ended September 30, 2009.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income decreased by $387, or 8.4%, to $4,197 for the quarter ended September 30, 2009 from $4,584 for the comparable 2008 period. Finance and other service income decreased by $1,019, or 7.5%, to $12,578 for the nine months ended September 30, 2009 from $13,597 for the comparable 2008 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the quarter ended September 30, 2009, decreased by $5,422, or 6.2%, to $82,280 from $87,702 for the comparable 2008 period. Losses and loss adjustment expenses incurred during the nine months ended September 30, 2009 decreased by $13,095, or 4.8%, to $261,555 from $274,650 for the comparable 2008 period.  Our GAAP loss ratio for the quarter ended September 30, 2009 decreased to 61.8% from 62.1% for the comparable 2008 period.  Our GAAP loss ratio for the nine months ended September 30, 2009 increased to 65.4% from 62.6% for the comparable 2008 period. Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended September 30, 2009 decreased to 52.0% from 53.3% for the comparable 2008 period.  The loss ratio decreased for the quarter ending September 30, 2009 primarily as a result of an increase in prior year favorable development.  Total prior year favorable development included in the pre-tax results for the quarter ended September 30, 2009 was $11,911 compared to $8,211 for the comparable 2008 period.  Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2009 increased to 55.9% from 53.9% for the comparable 2008 period.  The loss ratio increased primarily as a result of a decrease in our personal automobile earned premiums per exposure.  Total prior year favorable development included in the pre-tax results for the nine months ended September 30, 2009 was $30,057 compared to $22,904 for the comparable 2008 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the quarter ended September 30, 2009 decreased by $1,069, or 2.5%, to $42,061 from $43,130 for the comparable 2008 period. Underwriting, operating and related expense for the nine months ended September 30, 2009 decreased by $9,388, or 7.1%, to $122,681 from $132,069 for the comparable 2008 period. Our GAAP expense ratios for the quarter ended September 30, 2009 increased to 31.6 % from 30.5% for the comparable 2008 period. Our GAAP expense ratios for the nine months ended September 30, 2009 increased to 30.7% from 30.1% for the comparable 2008 period.

Interest Expenses.  Interest expense for the quarter ended September 30, 2009 was $23, compared to $22 for the comparable 2008 period. Interest expense for the nine months ended September 30, 2009 was $66 compared to $59 for the comparable 2008 period. The credit facility commitment fee included in interest expense for both the three months and nine months ended September 30, 2009 and 2008 was $19 and $56, respectively.

Income Tax Expense.  Our effective tax rate was 29.0% and 28.4% for the quarters ended September 30, 2009 and 2008, respectively. Our effective tax rate was 26.7% and 28.3% for the nine months ended September 30, 2009 and 2008, respectively.  These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

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

Net cash provided by operating activities was $40,873 and $52,339 during the nine months ended September 30, 2009 and 2008, respectively. The decline in 2009 was primarily due to the decrease in direct written premiums and net earned premiums, as discussed above.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash provided by investing activities was $33,115 during the nine months ended September 30, 2009 due primarily from sales, paydowns, calls and maturities of fixed maturity and short-term securities exceeding purchases of fixed maturity securities. Net cash provided by investing activity during the nine months ended September 30, 2008 was $29,028 and was primarily the result of sales, paydowns, calls and maturities of fixed maturity securities exceeding purchases.

Net cash used for financing activities increased to $60,741 during the nine months ended September 30, 2009 from $19,896 during the comparable 2008 period.  The increase in 2009 is due to the purchase of 1,332,535 of our common shares under our share buyback program at a cost of $42,196 during the nine months ended September 30, 2009 compared to a purchase of 74,200 common shares at a cost of $2,444 during the comparable 2008 period.  Net cash used for financing activities is primarily comprised of the acquisition of treasury stock and dividend payments to shareholders.

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

Our obligations under the credit facility are secured by pledges of our assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. Among other covenants, the credit facility restricts our payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of our prior year’s net income, as determined in accordance with GAAP. As of September 30, 2009, we were in compliance with all such covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if we (i) default in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fail to perform any other covenant permitting acceleration of all such debt.

We had no amounts outstanding on our credit facility at September 30, 2009 and December 31, 2008. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment for the nine months ended September 30, 2009 and 2008.

Regulatory Matters

The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2008, the statutory surplus of Safety Insurance was $560,462, and its net income for 2008 was $68,509. As a result, a maximum of $68,509 is available in 2009 for such dividends without prior approval of the Commissioner. During the nine months ended September 30, 2009, Safety Insurance paid dividends to Safety of $54,909.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 17, 2009, our Board approved and declared a quarterly cash dividend on our common stock of $0.40 per share, or $6,474, which was paid on March 13, 2009 to shareholders of record on March 2, 2009.  On May 5, 2009, our Board approved and declared a quarterly cash dividend of $0.40 per share or $6,205 which was paid on June 15, 2009 to shareholders of record on June 1, 2009. On August 4, 2009 our Board approved and declared a quarterly cash dividend on our common stock of $0.40 per share or $6,137 which was paid on September 15, 2009 to shareholders of record on September 1, 2009. On November 2, 2009 our Board approved a $0.40 per share quarterly cash dividend on our common stock, payable on December 15, 2009 to shareholders of record on December 1, 2009.  We plan to continue to declare and pay quarterly cash dividends in 2010, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of Safety’s outstanding common shares. On March 24, 2009, the Board of Directors increased this existing share repurchase program by authorizing repurchase of up to $60,000 of Safety’s outstanding common shares. Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  During the nine months ended September 30, 2009, we purchased 1,332,535 of our common shares on the open market under the program at a cost of $42,196. At December 31, 2008, we had purchased 232,013 of our common shares on the open market under the program at a cost of $7,516.

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

Off-Balance Sheet Arrangements

We have no material obligations under a guarantee contract meeting the characteristics identified in ASC 460, Guarantees (prior authoritative literature - Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others). We have no material retained or contingent interests in assets transferred to an unconsolidated entity. We have no material obligations, including contingent obligations, under contracts that would be accounted for as derivative instruments. We have no obligations, including contingent obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us. We have no direct investments in real estate and no holdings of mortgages secured by commercial real estate. Accordingly, we have no material off-balance sheet arrangements.

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

Based upon the results of interest rate sensitivity analysis, the following table shows the interest rate risk of our investments in fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our fixed maturity securities).

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of September 30, 2009
Estimated fair value	$1,059,645	$1,026,818	$988,359
Estimated increase (decrease) in fair value	$32,827	$—	$(38,459)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At September 30, 2009, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2009, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.          Legal Proceedings - Please see “Item 1 — Financial Statements - Note 7, Commitments and Contingencies.”

Item 1A.       Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2008 Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

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

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares that
	Number of	Price	Purchased as	May Yet Be
	Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan ($000)
July 1-31	10,005	$30.02	1,284,854	$19,751
August 1-31	—	$—	1,284,854	$19,751
September 1-30	293,994	$32.19	1,564,548	$10,288

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

Date: November 5, 2009
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