Form 10-K
period 2009-12-31
SAFETY INSURANCE GROUP INC
filed 2010-03-15
CIK 1172052

Use these links to rapidly review the document
SAFETY INSURANCE GROUP, INC. Table of Contents
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SAFETY INSURANCE GROUP, INC. INDEX TO FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity (based on the closing sales price on NASDAQ) held by non-affiliates of the registrant as of June 30, 2009, was approximately $427,049,535.

         As of March 9, 2010, there were 15,143,937 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held on May 21, 2010, which Safety Insurance Group, Inc. (the "Company", "we", "our", "us") intends to file within 120 days after its December 31, 2009 year-end, are incorporated by reference into Part II and Part III hereof.

SAFETY INSURANCE GROUP, INC.

        In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

 PART I.

ITEM 1.    BUSINESS

General

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 69.2% of our direct written premiums in 2009), we offer a portfolio of property and casualty insurance products, including commercial automobile, homeowners, dwelling fire, umbrella and business owner policies. Operating virtually exclusively in Massachusetts through our insurance subsidiaries, Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity") and Safety Property and Casualty Insurance Company ("Safety P&C") (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 861 in 999 locations throughout Massachusetts during 2009. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile carrier, capturing an approximate 11.3% share of the Massachusetts private passenger automobile insurance market, and the third largest commercial automobile carrier, with an 11.0% share of the Massachusetts commercial automobile insurance market, in 2009 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR"). In addition, we were also ranked the 49th largest automobile writer in the country according to A.M. Best, based on 2008 direct written premiums. We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

        We have maintained profitability in part by managing our cost structure through, for example, the use of technology. Our share of the Massachusetts private passenger automobile insurance market has grown from 11.0% in 2004 to 11.3% in 2009 and we have continued to expand our product offerings. Our direct written premiums decreased by 2.4% between 2008 and 2009. This decrease was largely as a result of rate decreases totaling 6.7% which we filed during 2008 under the competitive pricing system introduced to the private passenger automobile market in Massachusetts beginning April 1, 2008. We offer additional discounts, such as when policyholders have maintained continuous coverage with us or buy other policies from us, among other things.

        Our Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire on October 15, 2008. For the year ended December 31, 2009, we wrote approximately 1,250 policies and $978 in direct written premiums in New Hampshire.

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

Our Competitive Strengths

        We Have Strong Relationships with Independent Agents.    In 2008, independent agents accounted for approximately 78.7% of the Massachusetts automobile insurance market measured by direct written premiums as compared to only about 36.0% nationwide, according to A.M. Best. For that reason, our strategy is centered around, and we sell exclusively through, a network of independent agents, who numbered 861 (of which 2 are Exclusive Representative Producers ["ERPs"] assigned to us under regulations that have been phased out April 1, 2009, as discussed below) in 999 locations throughout Massachusetts during 2009. In order to support our independent agents and enhance our relationships with them, we:

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

        We Have an Uninterrupted Record of Profitable Operations.    In every year since our inception in 1979, we have been profitable. We have achieved our profitability, among other things, by:

  •
  Maintaining the number of private passenger automobile exposures we underwrite from 459,133 in 2004 to 455,162 in 2009;

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

        We Are a Technological Leader.    We have dedicated significant human and financial resources to the development of advanced information systems. Our technology efforts have benefited us in two distinct ways. First, we continue to develop technology that empowers our independent agent customers to make it easier for them to transact business with their clients and with the Insurance Subsidiaries. In our largest business line, private passenger automobile insurance, our agents now submit approximately 99% of all applications for new policies or endorsements for existing policies to us electronically through our proprietary information portal, the Agents Virtual Community ("AVC"). Our agents can also submit commercial automobile and homeowners insurance policies electronically over AVC. Second, our investment in technology has allowed us to re-engineer internal back office processes to provide more efficient service at lower cost.

        We Have an Experienced, Committed and Knowledgeable Management Team.    Our senior management team owns approximately 8% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. Our senior management team, led by our President, Chief Executive Officer and Chairman of the Board, David F. Brussard, has an average of over 30 years of industry experience per executive, as well as an average of over 28 years of experience with Safety. The team has demonstrated an ability to operate successfully within the regulated Massachusetts private passenger automobile insurance market.

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

        The Massachusetts Market for Private Passenger Automobile Insurance.    Private passenger automobile insurance has been heavily regulated in Massachusetts. In many respects, the private passenger automobile insurance market in Massachusetts prior to 2008 was unique, in comparison to other states. This was due to a number of factors, including unusual regulatory conditions, the market dominance of domestic companies, the relative absence of large national companies, and the heavy reliance on independent insurance agents as the market's principal distribution channel. For many insurance companies, these factors presented substantial challenges, but we believe they provided us a competitive advantage, because, as our financial history shows, we have a thorough understanding of this market.

        Changes to the Regulation of Private Passenger Automobile Insurance in Massachusetts.    Since 1977, the Commissioner fixed and established the premium rates that all insurers must use in the Massachusetts private passenger automobile insurance market. Since 1982, CAR has managed the residual market for private passenger automobile insurance using a reinsurance mechanism. On July 16, 2007, the Commissioner issued two decisions that significantly changed these two long standing approaches to how private passenger automobile insurance is regulated in Massachusetts. In the first decision, the Commissioner announced that she would not fix and establish the maximum premium rates that can be charged for private passenger automobile insurance policies issued or renewed after April 1, 2008. In a letter accompanying the decision, the Commissioner stated that in place of the "fixed and established" system, she would permit companies to file their own premium rates for approval by the Commissioner, under a system that the Commissioner has characterized as "managed competition" ("Managed Competition").

        The Commissioner took additional steps to implement this decision. First, with respect to allowing competitive pricing, the Commissioner promulgated new regulations setting the terms and conditions that insurers must comply with in establishing their rates to be effective April 1, 2008. The regulation contains a list of prohibited factors, including a prohibition of the use of credit information in rating or underwriting. The Commissioner also issued a number of bulletins providing guidance on various issues, including regulatory review standards, discounts, product form, endorsement, and new business application standards and classification plan requirements. Pursuant to this authority, we filed for various rate changes for policies issued and renewed on or after April 1, 2008.

        In the second decision, the Commissioner approved and set a time table for the implementation of new CAR rules pursuant to which the former reinsurance program run by CAR has been replaced with an assigned risk plan known as the Massachusetts Automobile Insurance Plan ("MAIP"). Under these new rules, as of April 1, 2009 we no longer are assigned ERPs whose business we must insure (subject to the option of ceding it to CAR) and instead, we are assigned individual policies by CAR. The MAIP began with business effective on or after April 1, 2008 for new business and those risks that have 10 or more Safe Driver Points. Beginning April 1, 2009, all business was eligible for MAIP except those risks that have no violations or accidents in the preceding three year period (so called "Clean in three" risks). The last policy effective date on which any risk could be ceded to CAR in accordance with the current reinsurance program was March 31, 2009. Under MAIP, policies will be assigned to us for three years, unless the policyholder is offered a voluntary policy by another insurer. We are not able at this time to determine what effect these new CAR rules will have on our business over the longer term.

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

	Years Ended December 31,
Direct Written Premiums	2009		2008		2007
Private passenger automobile	$387,604	69.2%	$410,937	71.7%	$462,453	74.6%
Commercial automobile	67,228	12.0	75,808	13.2	82,242	13.3
Homeowners	82,290	14.7	66,770	11.6	57,515	9.3
Business owners policies	14,516	2.6	13,742	2.4	12,481	2.0
Personal umbrella	3,459	0.6	2,663	0.5	2,158	0.3
Dwelling fire	3,905	0.7	2,900	0.5	2,341	0.4
Commercial umbrella	745	0.2	689	0.1	658	0.1

Total	$559,747	100.0%	$573,509	100.0%	$619,848	100.0%

        Our product lines are as follows:

        Private Passenger Automobile (69.2% of 2009 direct written premiums).    Private passenger automobile insurance is our primary product, and we support all Massachusetts policy forms and limits of coverage. Private passenger automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils. We have priced our private passenger coverage competitively by offering group discounts since 1995 and we currently offer approximately 183 affinity group discount programs ranging from 3% to 8% discounts. Under Massachusetts' Managed Competition regulations, we offer various new discounts including a discount of 10% when a private passenger policy is issued along with a non private passenger policy with us, a longevity/renewal credit of up to 4% for policyholders who maintain continuous coverage with us, and a 7% e-Customer discount for policyholders who want electronic policy issuance with one combined bill with their other policies. We began using four rating tiers effective January 1, 2010. A Companion Policy Client Tier, which is policyholders that have a non private passenger automobile policy with us, receives a rate decrease of 2.5% from our filed base rates. A Loyal Automobile Client Tier, which is policyholders who have been insured with Safety two or more years, receives our filed base rates. A New Insurance Client Tier, which is policyholders with 12 or more months of continuous coverage or who qualify for a multi-car discount, receives a rate increase of 2.5% from our filed base rates. A New Policyholder Tier, which is policyholders that don't qualify for the other three tiers, receives MAIP rates.

        Commercial Automobile (12.0% of 2009 direct written premiums).    Our commercial automobile program supports all Massachusetts policy forms and limits of coverage including endorsements that broaden coverage over and above that offered on the standard Massachusetts policy forms. Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business. We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers, and insure individual vehicles as well as commercial fleets. Commercial automobile policies are written at a standard rate through Safety Insurance. We did not file for rate changes during 2007, 2008 or 2009. Qualifying risks eligible for preferred rates are written through Safety Indemnity which uses rates that are 20% lower than Safety Insurance. Effective December 1, 2007, qualifying risks eligible for ultra preferred rates are written through Safety P&C which uses rates that are 35% lower than Safety Insurance.

        Homeowners (14.7% of 2009 direct written premiums).    We offer a broad selection of coverage forms for qualified policyholders. Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy. We write policies on homes, condominiums, and apartments. We offer loss-free credits of up to 16% for eight years of loss free experience, an account credit of up to 20% when a home is written together with an automobile, and a 7% e-Customer discount for policyholders who want electronic policy issuance with one combined bill with their other policies. We received approval for a rate increase of 1.6% effective May 1, 2008. All forms of homeowners coverage are written at a standard rate through Safety Insurance. Qualifying risks eligible for preferred rates are written through Safety Indemnity which uses rates that are 13% lower than Safety Insurance. Effective September 1, 2007, qualifying risks eligible for ultra preferred rates are written through Safety P&C which uses rates that are 22% lower than Safety Insurance.

        Business Owners Policies (2.6% of 2009 direct written premiums).    We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses. Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss. Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers. We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

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

        Personal Umbrella (0.6% of 2009 direct written premiums).    We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients. We offer a discount (account credit) of 10% when an umbrella policy is written together with an automobile insurance policy. We write policies at standard rates with limits of $1,000 to $5,000.

        Dwelling Fire (0.7% of 2009 direct written premiums).    We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences. We offer superior construction and protective device credits, with a discount (account credit) of 5% when a dwelling fire policy is issued along with an automobile policy. We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

        Commercial Umbrella (0.2% of 2009 direct written premiums).    We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies. The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks. We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

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

Distribution

        We distribute our products exclusively through independent agents, unlike some of our competitors, which use multiple distribution channels. We believe this gives us a competitive advantage with the agents. With the exception of our ERPs, we do not accept business from insurance brokers. Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority. We reserve the ability under Massachusetts law to cancel any coverage, other than private passenger automobile insurance, within the first 30 days after it is bound. In total, our independent agents (including our ERPs) numbered 861 and had 999 offices (some agencies have more than one office) and approximately 5,613 customer service representatives during 2009.

        Voluntary Agents.    In 2009, we obtained approximately 92.7% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents. As of February 12, 2010, we had agreements with 654 voluntary agents. Our voluntary agents are located in all regions of Massachusetts.

        We look for agents with profitable portfolios of business. To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 64.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 300 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the performance of our agents during the prior year. If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us. We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards. Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by premiums. No individual agency generated more than 3.5% of our direct written premiums in 2009.

        Exclusive Representative Producers.    In 2009, our ERPs generated approximately 7.3% of our direct written premiums for automobile insurance. As of December 31, 2009, we had 2 private passenger automobile ERPs. CAR defines ERPs as licensed dwelling fire or casualty insurance agents or brokers who have a place of business in Massachusetts, but have no existing voluntary independent agency relationship with an automobile insurer conducting business in Massachusetts.

        Massachusetts law guarantees that CAR provides motor vehicle insurance coverage to all qualified applicants. To facilitate this system, under CAR's prior rules, any qualified licensed insurance producer that is unable to obtain a voluntary automobile relationship with an insurer becomes an ERP and is assigned to an insurer, which is then required to write that agent's policies. As noted, the MAIP began April 1, 2008 and was fully implemented by April 1, 2009. Beginning April 1, 2008 all Massachusetts agents (including ERPs) were authorized to submit eligible business to the MAIP for random assignment to a servicing carrier such as Safety Insurance. We began receiving individual policies assigned to us from the MAIP on April 1, 2008. As a result of CAR's new rules, effective April 1, 2009 ERPs were no longer assigned to us or any Massachusetts personal automobile insurer, and we have been instead allocated all residual market business through the MAIP.

        CAR runs a reinsurance pool for commercial automobile policies. On January 1, 2006, CAR implemented a Limited Servicing Carrier Program ("LSC") for ceded commercial automobile policies. CAR approved Safety Insurance and five other servicing carriers through a Request for Proposal to process ceded commercial automobile business. Approximately $111,000 is spread equitably among the six servicing carriers. Each Massachusetts commercial automobile insurer must bear a portion of the losses of the commercial reinsurance pool that is serviced by the six servicing carriers in the LSC program. Subject to the Commissioner's review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level. This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

        CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the "Taxi/Limo Program"). On April 25, 2007, Safety submitted through a Request for Proposal a bid to process a portion of the Taxi/Limo Program. CAR approved Safety as one of the two servicing carriers for this program beginning January 1, 2008. Approximately $9,000 of business is spread equitably between the two servicing carriers. The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	Years Ended December 31,
	2009		2008		2007
Line of Business	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile:
Voluntary agents	410,405	3.6%	395,989	1.2%	391,255	6.8%
ERPs	34,562	-37.5	55,342	-35.9	86,312	-13.0
MAIP	10,195	13.5	8,983	—	—	—

Total private passenger automobile	455,162	-1.1	460,314	-3.6	477,567	2.6

Commercial automobile:
Voluntary agents	42,670	-4.5	44,692	-6.0	47,537	-1.2
ERPs	4,556	-16.8	5,474	-10.8	6,134	-7.3

Total commercial automobile	47,226	-5.9	50,166	-6.5	53,671	-1.9

Other:
Homeowners	97,955	23.4	79,359	14.0	69,635	8.8
Business owners	7,198	8.2	6,654	25.9	5,285	9.2
Personal umbrella	13,223	25.6	10,528	20.5	8,735	13.4
Dwelling fire	3,788	30.3	2,908	20.0	2,424	11.6
Commercial umbrella	515	12.2	459	12.0	410	31.8

Total other	122,679	22.8	99,908	15.5	86,489	9.4

Total	625,067	2.4	610,388	-1.2	617,727	3.1

Total voluntary agents	585,949	6.6	549,572	4.6	525,281	6.5
Total ERPs	39,118	-35.7%	60,816	-34.2%	92,446	-12.6%

        Our total written exposures increased by 2.4% for the year ended December 31, 2009. The increase was primarily the result of our voluntary agent written exposures increasing by 6.6% and our ERP written exposures decreasing by 35.7%. Our private passenger automobile exposures decreased by 1.1% in 2009 primarily as a result of the decrease of our ERP written exposures due to the transition to MAIP effective April 1, 2008 as discussed above. Our commercial automobile exposures decreased by 5.9% in 2009 primarily as a result of reduced exposures from ERPs submitting business through the CAR LSC program, and general economic conditions which have reduced the size of the overall commercial automobile market in Massachusetts. Our other than auto exposures increased by 22.8% in 2009 primarily as a result of our voluntary agents' efforts to sell multiple products to their clients, and our pricing strategy of offering account discounts to policyholders who insure both their home and automobile with us. In 2009, 30.5% of the private passenger automobile exposures we insure had a non private passenger policy with us as compared to 25.9% in 2008. In addition, 83.9% of our homeowners policyholders had a matching automobile policy with us in 2009, as compared to 79.2% in 2008.

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

        Commission Schedule and Profit Sharing Plan.    We have several programs designed to attract profitable new business from agents by paying them more than the minimum commission the law requires for private passenger auto (which is 13.0% of premiums for 2009 and 2010). We recognize our top performing agents by making them members of either our Chairman's Elite, Chairman's, President's, Executive's or Preferred Agent's Club. In 2009, members of these Clubs received a commission of up to 20.0% of premiums for each new private passenger auto policy and up to 29.0% of premiums for each new homeowner policy.

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

  •
  Pricing of our private passenger automobile product since April 1, 2008;

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

        Pricing.    Prior to April 1, 2008 our pricing strategy for private passenger automobile insurance primarily depended on the maximum permitted premium rates and minimum permitted commission levels mandated by the Commissioner. Beginning April 1, 2008 subject to the Commissioner's review, we set rates for our private passenger business using industry loss cost data, our own loss experience, residual market deficits, catastrophe modeling and prices charged by our competitors in the Massachusetts market. Beginning April 1, 2008 subject to Commissioner's review, CAR sets the premium rates for personal automobile policies reinsured through CAR and policies assigned to carriers by the MAIP. However companies may only charge the insured the lower of the CAR/MAIP rate or the company's competitive voluntary market rate. Safety Insurance's approved rate for three of our four rating tiers is lower than the CAR/MAIP rate. We began using four rating tiers effective January 1, 2010. A Companion Policy Client Tier, which is policyholders that have a non private passenger automobile policy with us, receives a rate decrease of 2.5% from our filed base rates. A Loyal Automobile Client Tier, which is policyholders who have been insured with Safety two or more years, receives our filed base rates. A New Insurance Client Tier, which is policyholders with 12 or more months of continuous coverage or who qualify for a multi-car discount, receives a rate increase of 2.5% from our filed base rates. A New Policyholder Tier, which is policyholders that don't qualify for the other three tiers, receives MAIP rates.

        We offer group discounts to members of 183 affinity groups. In general, we target affinity groups with a mature and stable membership base along with favorable driving records, offering between a 3%

and 8% discount (with 4% being the average discount offered). Approximately 9.0% of the private passenger policies we issue receive an affinity group discount.

        Subject to the Commissioner's review, CAR sets the premium rates for commercial automobile policies reinsured through CAR. Subject to the Commissioner's review, we set rates for commercial automobile policies that are not reinsured through CAR, and for all other insurance lines we offer, including homeowners, dwelling fire, personal umbrella, commercial umbrella, commercial package policies and business owner policies. We base our rates on industry loss cost data, our own loss experience, residual market deficits, catastrophe modeling and prices charged by our competitors in the Massachusetts market. We have three pricing tiers for most products, utilizing Safety Insurance for standard rates, Safety Indemnity for preferred rates and Safety P&C for ultra preferred rates. We received approval for a rate increase of 2.1% for our Safety Insurance commercial automobile line effective December 16, 2004, and did not file for a rate change for the years 2005 through 2009. We received approval for a rate deviation for Safety P&C commercial automobile of 35% below our comparable Safety Insurance rate. We received approval for a rate increase of 1.6% for our homeowners line effective May 1, 2007.

        Cede/Retain Decisions.    Until April 1, 2009 under CAR's prior rules for private passenger policies, we had to decide within 23 days after the effective date of renewing an existing policy whether to cede it to CAR's reinsurance pool. (Effective April 1, 2009, new policies may not be ceded to CAR). Each Massachusetts private passenger automobile insurer must bear a portion of the losses of the private passenger reinsurance pool. Under CAR's prior rules, we were able to reduce our total allocated share of the losses of the reinsurance pool by ceding less business to the pool than our proportionate share. As a result, in determining whether to cede an underpriced policy to CAR's private passenger automobile reinsurance pool, we evaluated whether we were likely to incur greater total losses by ceding it to the pool or by retaining it. According to the January 26, 2010 CAR Cession Volume Analysis—Private Passenger Report, as of November 30, 2009, we had ceded 2.3% of our private passenger automobile business to the pool in 2009, compared to an average of 2.0% for the industry. Our goal was to cede only those policies that incur fewer total losses resulting from a cession to CAR than the total losses incurred by retaining the policy.

        CAR runs a reinsurance pool for commercial automobile policies and beginning January 1, 2006, we became one of six servicing carriers that can service commercial automobile policies for CAR. CAR also runs a reinsurance pool for taxi/limousine/car service commercial automobile policies and beginning January 1, 2008 we became one of two servicing carriers that can service these policies for CAR. All commercial automobile business that is not written in the voluntary market is apportioned to one of the six servicing carriers who handle the business on behalf of CAR or to one of the two servicing carriers who handle the business on behalf of CAR for taxi/limousine/car service business. Each Massachusetts commercial automobile insurer must bear a portion of the losses of the total commercial reinsurance pool that is serviced by the approved servicing carriers.

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

        Our rate pursuit team aggressively monitors all insurance transactions to make sure we receive the correct premium for the risk insured. We accomplish this by verifying Massachusetts pricing criteria, such as proper classification of drivers, the make, model and age of insured vehicles and the availability of discounts. We verify that operators are properly listed and classified, assignment of operators to vehicles, vehicle garaging, vehicle pre-inspection requirements, and in some cases the validity of discounts. In our homeowners and dwelling fire lines, our team has completed a project to update the replacement costs for each dwelling. We use third-party software to assist in these appraisal efforts.

Technology

        The focuses of our information technology effort are:

  •
  to constantly reengineer internal processes to allow more efficient operations, resulting in lower operating costs;

  •
  to make it easier for independent agents to transact business with us; and

  •
  to enable agents to efficiently provide their clients with a high level of service.

        We believe that our technology initiatives have increased revenue and decreased costs. For example, these initiatives have allowed us to reduce the number of call-center transactions which we perform, and to transfer many manual processing functions from our internal operations to our independent agents. We also believe that these initiatives have contributed to our overall increases in productivity. In 1990, we had 399 employees and $154,997 in direct written premiums. As of December 31, 2009, we had 592 employees and $559,747 in direct written premiums, which represents an increase from $388 direct written premiums per employee in 1990 to $946 direct written premiums per employee in 2009.

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

        The RadicalGlass.com application allows our claims department to contain glass costs by increasing the windshield repair to replacement ratio. For every windshield that is repaired rather than replaced there is an average savings of approximately $289 per windshield claim.

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

        Billing.    Proprietary billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders. We believe the sophistication of our direct bill system helps us to limit our bad debt expense. In both 2009 and 2008 our bad debt expense as a percentage of direct written premiums was 0.2%.

External Applications

        Our Agent Technology offerings helped Safety Insurance earn a number 3 National Ranking and a number 1 Massachusetts Ranking in Deep Customer Connections, Inc.'s 2008 Ease of Doing Business survey. Our Agent Technology offerings are centralized within our agency portal and feature PowerDesk and Safety Express. PowerDesk is a web based application that allows for billing inquiry, payment notification, policy inquiry and claims inquiry. Safety Express provides agents with new business and endorsement entry, real time policy issuance for personal lines, immediate printing of declarations pages in agents' offices, policy downloads to most major agency management systems and data imports from Boston Software's WinRater (Massachusetts) and Vertafore's PL Rater (New Hampshire). In addition Safety provides its agents with commission downloads for all lines of business, Transformation Station and TransactNow Inquires, e-Claims online claims reporting, e-View daily transaction reports and e-Docs online electronic document file cabinet. Safety also provides online bill pay, online declarations pages, billing inquiry, claims inquiry and online auto insurance cards to our agent's policyholders through www.SafetyInsurance.com.

Claims

        Because of the unique differences between the management of casualty claims and property claims, we use separate departments for each of these types of claims.

Casualty Claims

        We have a proven record of settling casualty claims below the industry average in Massachusetts. According to the Automobile Insurers Bureau, our average casualty claim settlement during the period from January 1994 through June 30, 2009, was $5,696, approximately 2.8% lower than the Massachusetts industry average of $5,860.

        We have adopted stringent claims settlement procedures, which include guidelines that establish maximum settlement offers for soft tissue injuries, which constituted approximately 81% of our bodily injury claims in 2009. If we are unable to settle these claims within our guidelines, we generally take the claim to litigation. We believe that these procedures result in providing our adjusters with a uniform approach to negotiation.

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

        We believe the structure of our casualty claims unit allows us to respond quickly to claimants anywhere in the Commonwealth of Massachusetts. Comprising 114 people, the department is organized into distinct claim units that contain loss costs for soft tissue injuries. Field adjusters are located geographically for prompt response to claims, with our litigation unit focused on managing loss costs and litigation expenses for serious injury claims.

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

        When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2009 is adequate to cover the ultimate net cost of losses and claims incurred as of that date.

        Management determines its loss and loss adjustment expense ("LAE") reserves estimates based upon the analysis of the Company's actuaries. Management has established a process for the Company's actuaries to follow in establishing reasonable reserves. The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management. The Company's estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $332,854 to a high of $378,692 as of December 31, 2009. The Company's loss and LAE reserves, based on our actuaries' best estimate, were set at $374,832 as of December 31, 2009. The ultimate liability may be greater or less than reserves carried at the balance sheet date. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. We do not discount any of our reserves.

        The following table presents development information on changes in the reserves for losses and LAE of our Insurance Subsidiaries for each year in the three year period ended December 31, 2009.

	Years Ended December 31,
	2009	2008	2007
Reserves for losses and LAE, beginning of year	$467,559	$477,720	$449,444
Less reinsurance recoverable on unpaid losses and LAE	(76,489)	(84,290)	(78,464)

Net reserves for losses and LAE, beginning of year	391,070	393,430	370,980

Incurred losses and LAE, related to:
Current year	390,366	405,761	405,284
Prior years	(44,065)	(35,938)	(30,791)

Total incurred losses and LAE	346,301	369,823	374,493

Paid losses and LAE related to:
Current year	235,681	229,924	229,237
Prior years	126,858	142,259	122,806

Total paid losses and LAE	362,539	372,183	352,043

Net reserves for losses and LAE, end of year	374,832	391,070	393,430
Plus reinsurance recoverables on unpaid losses and LAE	64,874	76,489	84,290

Reserves for losses and LAE, end of year	$439,706	$467,559	$477,720

        At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $44,065, $35,938 and $30,791, during 2009, 2008 and 2007, respectively. The decrease in prior year reserves during 2009 resulted from re-estimations of prior year ultimate loss and LAE liabilities and is primarily composed of reductions of $24,979 in our retained automobile reserves, $11,551 in CAR assumed reserves, and $6,103 in our retained homeowners and all other reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

        The following table represents the development of reserves, net of reinsurance, for calendar years 1999 through 2009. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2009.

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

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
Reserves for losses and LAE
originally estimated:	$374,832	$391,070	$393,430	$370,980	$370,166	$366,730	$310,012	$266,636	$227,377	$211,834	$206,613
Cumulative amounts paid as of:
One year later		126,857	140,060	122,806	133,213	144,600	150,354	137,092	118,141	114,016	107,937
Two years later			193,599	151,680	187,231	202,435	201,287	199,119	168,344	163,768	133,414
Three years later				180,554	200,546	233,513	232,539	225,350	196,340	185,396	154,395
Four years later					213,861	239,271	247,073	238,087	212,079	194,891	163,903
Five years later						245,029	249,863	243,677	217,009	204,290	167,829
Six years later							252,653	244,400	218,419	206,324	171,148
Seven years later								245,123	218,965	206,801	171,871
Eight years later									218,971	206,870	172,157
Nine years later										206,939	172,215
Ten years later											172,273

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
Reserves re-estimated as of:
One year later		$347,004	$357,492	$340,189	$327,419	$327,110	$303,234	$266,817	$225,115	$204,531	$179,650
Two years later			325,317	311,972	310,614	304,891	291,100	269,941	227,764	206,340	176,008
Three years later				287,875	289,109	297,790	280,507	264,961	231,190	208,587	175,868
Four years later					274,840	284,542	277,835	260,398	229,699	209,517	176,025
Five years later						276,272	271,205	257,836	227,428	208,343	175,367
Six years later							267,764	253,711	225,705	208,232	174,469
Seven years later								251,656	223,554	207,084	174,121
Eight years later									222,431	205,891	173,681
Nine years later										205,240	173,163
Ten years later											172,729
Cumulative redundancy 2009		$(44,065)	$(68,113)	$(83,105)	$(95,326)	$(90,458)	$(42,248)	$(14,980)	$(4,946)	$(6,594)	$(33,884)

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
Gross liability-end of year	$439,706	$467,559	$477,720	$449,444	$450,716	$450,897	$383,551	$333,297	$302,556	$302,131	$315,226
Reinsurance recoverables	64,874	76,489	84,290	78,464	80,550	84,167	73,539	66,661	75,179	90,297	108,613
Net liability-end of year	374,832	391,070	393,430	370,980	370,166	366,730	310,012	266,636	227,377	211,834	206,613
Gross estimated liability-latest		413,209	391,021	346,482	332,777	337,254	330,008	312,365	275,729	271,697	240,202
Reinsurance recoverables-latest		66,205	65,704	58,607	57,937	60,982	62,244	60,709	53,298	66,457	67,473
Net estimated liability-latest		347,004	325,317	287,875	274,840	276,272	267,764	251,656	222,431	205,240	172,729

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

        The table also shows that we have substantially benefited in the current and prior years from releasing redundant reserves. In the years ended December 31, 2009, 2008 and 2007 we decreased loss reserves related to prior years by $44,065, $35,938 and $30,791, respectively. Reserves and development are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, "Executive Summary and Overview."

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

        We are selective in choosing our reinsurers, seeking only those companies that we consider to be financially stable and adequately capitalized. In an effort to minimize exposure to the insolvency of a reinsurer, we continuously evaluate and review the financial condition of our reinsurers. Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A" (Excellent). All of our other reinsurers have an A.M. Best rating of "A" (Excellent) or better except for SCOR, and Validus which are rated "A-" (Excellent).

        We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2009 protected us in the event of a "140-year storm" (that is, a storm of a severity expected to occur once in a 140 year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association. In 2009, we purchased three layers of excess catastrophe reinsurance providing coverage for property losses in excess of $30,000 up to a maximum of $350,000. Our reinsurers' co-participation was 90.0% of $50,000 for the 1st layer, 90.0% of $50,000 for the 2nd layer and 75.0% of $220,000 for the 3rd layer.

        In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in cost of repairs due to increased estimates in the amount of "demand surge" in the periods following a significant event. While we have continued to manage our exposure to catastrophes such as hurricanes, the changes to the various software models during the past few years, and again in 2009 have increased our modeled probable maximum loss due to catastrophic events. We continue to adjust our reinsurance programs as a result of the changes to the models. For 2010, we have purchased four layers of excess catastrophe reinsurance providing coverage for property losses in excess of $30,000 up to a maximum of $450,000. Our reinsurers' co-participation is 85.0% of $50,000 for the 1st layer, 85.0% of $70,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer, and 80.0% of $50,000 for the 4th layer. As a result of these changes to the models, and our revised reinsurance program, we maintain coverage that protects us in the event of a "130-year storm" (that is, a storm of a severity expected to occur once in a 130 year period).

        We also have casualty excess of loss reinsurance for large casualty losses occurring in our automobile, homeowners, dwelling fire, business owners policies, commercial package policies, personal umbrella and commercial umbrella lines of business in excess of $2,000 up to a maximum of $10,000. We have property excess of loss reinsurance coverage for large property losses, with coverage in excess of $1,500 up to a maximum of $15,000, for our homeowners, business owner, and commercial package policies for 2009, and effective January 1, 2010 we purchased coverage in excess of $2,000 up to a maximum of $15,000. In addition, we have a quota share reinsurance agreement for personal and commercial umbrella lines of business under which we cede 90.0% of the premiums for 2009, and effective January 1, 2010 will cede 80.0% of the premiums. For 2009, we ceded 90.0% of losses under our personal and commercial umbrella policies with an annual aggregate deductible of $75. We also have a reinsurance agreement with Hartford Steam Boiler Inspection and Insurance Company, which is a quota share agreement under which we cede 100% of the premiums and losses for the equipment breakdown coverage under our business owner policies and commercial package policies.

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

        The Terrorism Risk Insurance Act of 2002 ("TRIA") was signed into law on November 26, 2002, and expired December 31, 2005. The Terrorism Risk Insurance Extension Act of 2005 was signed into law on December 22, 2005, and expired December 31, 2007. The Terrorism Risk Insurance Extension Act of 2007 ("TRIEA") was signed into law on December 26, 2007 which reauthorized TRIA for seven years, expanded the definition of an "Act of Terrorism" while expanding the private sector role and reducing the federal share of compensation for insured losses under the program. The intent of this legislation is to provide federal assistance to the insurance industry for the needs of commercial insurance policyholders with the potential exposure for losses due to acts of terrorism. The TRIEA provides reinsurance for certified acts of terrorism. Effective January 1, 2008, we began to issue policy endorsements for all commercial policyholders to comply with TRIA after obtaining the Commissioner's approval.

        As of December 31, 2009, we had no material amounts recoverable from any reinsurer, excluding the residual markets described below. On March 10, 2005, our Board of Directors adopted a resolution that prohibits Safety from purchasing finite reinsurance (reinsurance that transfers only a relatively finite or limited amount of risk to the reinsurer) without approval by the Board. To date, the Company has never purchased a finite reinsurance contract.

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

Competition

        The property and casualty insurance business is highly competitive and many of our competitors have substantially greater financial and other resources than we do. We compete with both large national writers and smaller regional companies. Our competitors include companies which, like us, serve the independent agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer rather than to an independent agency and potentially, lower cost structures. A material reduction in the amount of business independent agents sell would adversely affect us. Further, we and others compete on the basis of the commissions and other cash and non-cash incentives provided to agents. Although historically, a number of national insurers that are much larger than we are have chosen not to compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. The Commissioner announced that her Managed Competition reforms were, in part, designed to make Massachusetts more appealing to these companies. Since 2008, the following companies entered the market: Progressive Insurance Company, Peerless (a subsidiary of Liberty Mutual), AIG, Vermont Mutual, Preferred Mutual, IDS, Occidental, GEICO, Harleysville, and Allstate. These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel. There can be no assurance that we will be able to compete effectively against these companies in the future.

        Our principal competitors within the Massachusetts private passenger automobile insurance market are, Commerce Group, Inc. , Liberty Mutual (including Peerless) and Arbella Insurance Group, which held 30.7%, 9.9% and 9.7% market shares based on automobile exposures, respectively, in 2009 according to CAR.

 Employees

        At December 31, 2009, we employed 592 employees. Our employees are not covered by any collective bargaining agreement. Management considers our relationship with our employees to be good.

Investments

        Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings. Our investment objective is to focus on maximizing total returns while investing conservatively. We maintain a high quality investment portfolio consistent with our established investment policy. As of December 31, 2009, all securities in our fixed income securities portfolio were rated investment grade by Moody's, except for approximately 4.1% of our portfolio which Moody's does not rate. According to our investment guidelines, no more than 2.0% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government backed securities). This one issuer must be rated "A" or above by Moody's. In addition, no more than 0.5% of our portfolio may be invested in securities of any one issuer rated "Baa," or the lowest investment grade assigned by Moody's. We continually monitor the mix of taxable and tax-exempt securities in an attempt to maximize our total after-tax return. Since 1986, we have utilized the services of a third-party investment manager.

        The following table reflects the composition of our investment portfolio as of December 31, 2009 and 2008:

	As of December 31,
	2009		2008
	Estimated Fair Value	% of Portfolio	Estimated Fair Value	% of Portfolio
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$327,378	31.8%	$296,886	29.4%
Obligations of states and political subdivisions	483,421	47.0	501,621	49.6
Asset-backed securities(1)	80,831	7.9	60,534	6.0
Corporate and other securities	126,699	12.3	61,130	6.0

Subtotal, fixed maturity securities	$1,018,329	99.0	$920,171	91.0
Equity securities	9,876	1.0	8,040	0.8
Short term securities(2)	—	—	82,928	8.2

Totals	$1,028,205	100.0%	$1,011,139	100.0%

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $294,648 and $286,100 at amortized cost and $306,077 and $294,064 at fair value as of December 31, 2009 and 2008, respectively. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

(2)
Short term securities consist of U.S. Treasury bills with original maturities of six months.

        While we have held common equity securities in our investment portfolio in the past, as of December 31, 2009, we held no such securities in our investment portfolio, except for interests in mutual funds to fund the Safety Insurance Company Executive Incentive Compensation Plan, a

non-qualified deferred compensation plan maintained for the purpose of providing deferred compensation to a select group of management. We continuously evaluate market conditions and we expect in the future to purchase common equity securities.

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

        The following table reflects our investment results for each year in the three-year period ended December 31, 2009:

	Years Ended December 31,
	2009	2008	2007
Average cash and invested securities (at cost)	$1,061,916	$1,060,554	$1,002,349
Net investment income(1)	$43,308	$45,771	$44,255
Net effective yield(2)	4.1%	4.3%	4.4%

(1)
After investment expenses, excluding realized investment gains (losses).

(2)
Net investment income for the period divided by average invested securities and cash for the same period.

        Net effective yield declined to 4.1% in 2009 from 4.3% in 2008. Although average cash and invested securities (at cost) increased by $1,362 in 2009, there was a decrease in net investment income primarily due to lower yields on cash and short-term securities. Net effective yield declined slightly in 2008 to 4.3% from 4.4% in 2007 and net investment income increased primarily due to an $58,205 increase in average cash and invested securities (at cost).

        As of December 31, 2009, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities, except the few securities not rated by Moody's and two investments representing 0.1% of our fixed investments portfolio.

        The composition of our fixed income security portfolio by Moody's rating was as follows:

	As of December 31, 2009
	Estimated Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$327,378	32.1%
Aaa/Aa	441,286	43.4
A	158,983	15.6
Baa	48,573	4.8
Ba	325	—
Not rated (Standard & Poor's rating of A or higher)	41,078	4.0
Not rated	706	0.1

Total	$1,018,329	100.0%

        Ratings are assigned by Moody's as discussed above. Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

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

        The Securities Valuation Office of the National Association of Insurance Commissioners (the "SVO") evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. SVO ratings are reviewed at least annually. At December 31, 2009, 95.9% of our fixed maturity investments were rated Category 1 and 4.0% of our fixed maturity investments were rated Category 2, the two highest ratings assigned by the SVO. Two investments, which represent 0.1% of our fixed maturity investments portfolio, were rated Category 3 by the SVO.

        The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2009.

	As of December 31, 2009
	Estimated Fair Value	Percent
Due in one year or less	$70,872	6.9%
Due after one year through five years	232,777	22.9
Due after five years through ten years	184,753	18.1
Due after ten years through twenty years	133,172	13.1
Due after twenty years	9,847	1.0
Asset-backed securities(1)	386,908	38.0

Totals	$1,018,329	100.0%

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

 Ratings

        A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on April 15, 2009. Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Very Vulnerable)." Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the Company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

        In assigning Safety Insurance's rating, A.M. Best recognized its strong risk-adjusted capitalization and its favorable operating performance and market position as a leading personal automobile writer in Massachusetts. A.M. Best also noted among our positive attributes: sustained operating profitability in recent years; our disciplined underwriting approach; and expertise in the highly regulated Massachusetts automobile insurance industry. A.M. Best cited other factors that partially offset these positive attributes, including our geographic concentration, elevated underwriting leverage and limited product scope.

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

        In addition, the Commissioner periodically conducts a financial examination of all licensees domiciled in Massachusetts. We were most recently examined for the five-year period ending December 31, 2003. The Division had no material findings as a result of this examination. We are currently under examination by the Division for the five-year period ending December 31, 2008.

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

        Insurance Regulation Concerning Dividends.    We rely on dividends from the Insurance Subsidiaries for our cash requirements. The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the shareholders of an insurance company. The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time. As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2009, the statutory surplus of Safety Insurance was $556,575 and its net income for 2009 was $46,956. A maximum of $55,657 will be available during 2010 for such dividends without prior approval of the Commissioner.

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

        A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In 2009, all our ratios for all our Insurance Subsidiaries were within the normal range. In 2008, all our ratios for all our Insurance Subsidiaries were within the normal range, with the exception of Change in Net Premiums Written for Safety P&C. The unusual value resulted due to a one-time prospective adjustment made to premiums effective January 1, 2007 related to Safety P&C's entry to the intercompany pooling arrangement among the Insurance Subsidiaries. In 2007, all our ratios for all our Insurance Subsidiaries were within the normal range, with the exception of Change in Net Premiums Written for Safety Indemnity and Safety P&C due to a reapportionment of the participation percentages in the intercompany pooling agreement among the Insurance Subsidiaries effective January 1, 2007.

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

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2009, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk based capital action level.

        Regulation of Private Passenger Automobile Insurance in Massachusetts.    Our principal line of business is Massachusetts private passenger automobile insurance. As described in more detail above under "The Massachusetts Property and Casualty Insurance Market," prior to April 1, 2008, regulation of private passenger automobile insurance in Massachusetts differed significantly from how this line of insurance is regulated in other states. These differences included the requirements that the premium rate we and all insurers must charge was fixed and established by the Commissioner, that our ability and that of our competitors to deviate from the rate set by the Commissioner was restricted, and that some of our insurance producers are assigned to us as a matter of law. Beginning April 1, 2008, Massachusetts moved to Managed Competition and transitioned to an assigned risk plan. See "The Massachusetts Property and Casualty Insurance Market," as discussed above.

Executive Officers and Directors

        The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

Name	Age	Position	Years Employed by Safety
David F. Brussard	58	President, Chief Executive Officer and Chairman of the Board	34
William J. Begley, Jr.	55	Vice President, Chief Financial Officer and Secretary	24
James D. Berry	50	Vice President—Insurance Operations	27
George M. Murphy	43	Vice President—Marketing	21
Robert J. Kerton	63	Vice President—Claims	23
David E. Krupa	49	Vice President—Claims Operations	27
Daniel D. Loranger	70	Vice President—Management Information Systems and Chief Information Officer	29
Edward N. Patrick, Jr.	61	Vice President—Underwriting	36
A. Richard Caputo, Jr.	44	Director	—
Frederic H. Lindeberg	69	Director	—
Peter J. Manning	71	Director	—
David K. McKown	72	Director	—

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

        William J. Begley, Jr. was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 4, 2002. Since January 1999, Mr. Begley has been the Chief Financial Officer and Treasurer of the Insurance Subsidiaries. Previously, Mr. Begley served as Assistant Controller of the Insurance Subsidiaries from 1985 to 1987, as Controller from 1987 to 1990 and as Assistant Vice President/Controller from 1990 to 1999. Mr. Begley has been employed by the Insurance Subsidiaries for over 24 years. Mr. Begley also serves on the Audit Committee of CAR, the Audit Committee of Guaranty Fund Management Services, and is a member of the Board of Directors of the Massachusetts Insurers Insolvency Fund.

        James D. Berry was appointed Vice President of Insurance Operations of the Company on October 1, 2005. Mr. Berry has been employed by the Insurance Subsidiaries for over 27 years and has directed the Company's Massachusetts Private Passenger line of business since 2001. Mr. Berry serves on the Market Review Committee of CAR and the Personal Lines Rules and Forms Committee of the Automobile Insurers Bureau of Massachusetts. He also represents Safety on the Computer Sciences Corporation Series II Advisory Council.

        George M. Murphy, CPCU, was appointed Vice President of Marketing on October 1, 2005. Mr. Murphy has been employed by the Insurance Subsidiaries for over 21 years and most recently served as Director of Marketing.

        Robert J. Kerton was appointed Vice President of Casualty Claims of the Company on March 4, 2002. Mr. Kerton has served as Vice President of Claims of the Insurance Subsidiaries since 1986 and has been employed by the Insurance Subsidiaries for over 23 years. Mr. Kerton previously served 18 years with Allstate Insurance Company in various Massachusetts claim management assignments. Mr. Kerton has served as Chairman of the Claims Committee of the Automobile Insurers Bureau of Massachusetts. He is Vice Chairman of the Claims Committee of CAR, and is a member of the Governing Board of the Massachusetts Insurance Fraud Bureau.

        David E. Krupa was appointed Vice President of Property Claims of the Company on March 4, 2002. Mr. Krupa has served as Vice President of Claims of the Insurance Subsidiaries since July 1990 and has been employed by the Insurance Subsidiaries for over 27 years. Mr. Krupa was first employed by the Company in 1982 and held a series of management positions in the Claims Department before being appointed Vice President in 1990. Mr. Krupa is a member of the Auto Damage Appraisers Licensing Board of Massachusetts. In addition, Mr. Krupa has been a member of several claims committees both at the Automobile Insurers Bureau of Massachusetts and CAR.

        Daniel D. Loranger was appointed Vice President of Management Information Systems of the Company on March 4, 2002. Mr. Loranger has served as Vice President of Management Information Systems and Chief Information Officer of the Insurance Subsidiaries since 1980 and has been employed by the Insurance Subsidiaries for over 29 years. Mr. Loranger began his data processing career with Raytheon Manufacturing in 1960.

        Edward N. Patrick, Jr. was appointed Vice President of Underwriting of the Company on March 4, 2002. Mr. Patrick has served as Vice President of Underwriting of the Insurance Subsidiaries since 1979 and as Secretary since 1999. He has been employed by one or more of our subsidiaries for over 36 years. Mr. Patrick has served on several committees of CAR, including the MAIP Steering, Actuarial, Market Review, Servicing Carrier, Statistical, Automation and Reinsurance Operations Committees. Mr. Patrick has served on the Operations Committee of CAR since 1984 and has served as its chairman since 1998. Mr. Patrick is also on the Board of Directors of the Massachusetts Property Insurance Underwriting Association (FAIR Plan).

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

        Peter J. Manning has served as a director of the Company since September 2003. Mr. Manning retired in 2003 as Vice Chairman of FleetBoston Financial, after 31 years with FleetBoston Financial Corporation (formerly BankBoston) where he also held the positions of Comptroller and Executive Vice President and Chief Financial Officer. Mr. Manning started his career with Coopers & Lybrand in 1962 prior to his 1972 employment with BankBoston. He currently is a director of Thermo Fisher Scientific, and the non-profit Catholic Schools Foundation.

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

        Approximately 69.2% of our direct written premiums for the year ended December 31, 2009, were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

Because we write insurance principally in Massachusetts, our business may be adversely affected by conditions in Massachusetts, including the potential affect of the Commissioner's new Managed Competition.

        Almost all of our direct written premiums are currently generated in Massachusetts. Our revenues and profitability are therefore subject to prevailing regulatory, economic, demographic, competitive and other conditions in Massachusetts. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. Massachusetts has recently enacted significant changes to the regulatory framework relating to private passenger automobile insurance. These changes include rate competition and restructuring the private passenger automobile insurance residual market. The Commissioner intends that these changes will increase competition and result in lower premiums in private passenger automobile insurance in the state. We cannot estimate how these regulatory changes will affect our private passenger automobile insurance business over the longer term. Adverse results could include loss of market share, decreased revenue, and/or increased costs. Additional competitors may enter the market in response to these changes; one national insurer recently announced that it would begin writing automobile insurance in Massachusetts and others could follow. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple states.

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

        Because some of our insureds live near the Massachusetts coastline, we also have a potential exposure to losses from hurricanes and major coastal storms such as Nor'easters. Although we purchase catastrophe reinsurance to limit our exposure to these types of natural catastrophes, in the event of a major catastrophe resulting in property losses to us in excess of $450,000 our losses would exceed the limits of this reinsurance in addition to losses from our quota share retention of a portion of the risk up to $450,000.

Climate change may adversely impact our results of operations.

        There are concerns that the increase in weather-related catastrophes and other losses incurred by the industry in recent years may be indicative of changing weather patterns. This change in weather patterns could lead to higher overall losses which we may not be able to recover, particularly in light of the current competitive environment, and higher reinsurance costs. Climate change could also have an impact on issuers of securities in which we invest, resulting in realized and unrealized losses in future periods which could have a material adverse impact on our results of operations and/or financial position.

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

        The property and casualty insurance business is highly competitive and many of our competitors have substantially greater financial and other resources than we do. We compete with both large national writers and smaller regional companies. Further, our competitors include other companies which, like us, serve the independent agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer rather than to an independent agency and, potentially, lower cost structures. A material reduction in the amount of business independent agents sell would directly and negatively affect our profitability and our ability to compete with insurers that do not rely solely on the independent agency market to sell their products. Further, our Company and others compete on the basis of the commissions and other cash and non-cash incentives provided to agents. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts personal auto market, if one or more of these companies decided to aggressively enter the market it could reduce our share of the Massachusetts market and thereby have a material adverse effect on us. These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel. Progressive Corporation, GEICO and Allstate, large insurers that market directly to policyholders rather than through agents, along with other carriers have entered the Massachusetts private passenger automobile insurance market. We are unable to predict the long-term effects on our business of the new Managed Competition regulatory environment.

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

        Massachusetts Personal Auto Regulation.    We have been subject to the extensive regulation of the private passenger automobile insurance industry in Massachusetts. Owners of registered automobiles are required to maintain minimum automobile insurance coverages. Historically, we have been required by law to issue a policy to any applicant who seeks it. Prior to April 1, 2008 we were assigned certain agents that have been unable to obtain a voluntary contract with another insurer. We call these agents ERPs. In addition, we were required to participate in a state mandated reinsurance program run by CAR, to which we cede certain undesirable risks and from which we are allocated a portion of the program's overall losses. On April 1, 2008 an assigned risk plan ("MAIP") for private passenger automobile insurance started a transition away from the prior system of ERPs assigned to Safety and began the assignment of individual risks to us. The MAIP was fully implemented April 1, 2009 and replaces CAR as the private passenger automobile insurance residual market in Massachusetts. These programs operate at an underwriting deficit and result in expense for us. Our ability to earn profits may be restricted by these requirements.

        Our marketing and underwriting strategies had been limited by maximum premium rates and minimum agency commission levels for personal automobile insurance, which were mandated by the Commissioner. The Commissioner mandated an average rate decrease in private passenger automobile premiums of 11.7%, 8.7% and 1.7% for 2007, 2006 and 2005, respectively. The Commissioner mandated average rate increases of 2.5% and 2.7% for 2004 and 2003, respectively. Under Massachusetts' Managed Competition regulations, we decreased our rates an average 6.7% effective in 2008. We filed modifications in our rating structure effective April 1, 2009 that included three rating tiers which resulted in no change in our average total rates. We filed and have been approved for a 0.3% decrease in our rates effective June 1, 2009, a 2.9% rate increase in our rates effective October 1, 2009, and a fourth rating tier which resulted in an increase in our rates of 0.4% effective January 1, 2010. We have also filed and have been approved for a 1.9% increase in our rates effective April 19, 2010. In addition, prior to April 1, 2008, the Commissioner annually established the minimum commission rate that insurers must pay their auto insurance agents. The Commissioner approved a commission rate, as a percentage of premiums of 13.0%, 11.8%, and 10.9% in 2007, 2006, and 2005, respectively. We have filed for and been approved for a commission rate of 13.0% for 2008 and 2009 which first took effect on April 1, 2008.

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

        Our results of operations depend in part on the performance of our invested assets. As of December 31, 2009, based upon fair value measurement, 99.0% of our investment portfolio was invested in fixed maturity securities and 1.0% in common equity securities. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors.

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

        Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock hold approximately 26.9% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time. Sales of substantial amounts of our common stock in the public market by our existing shareholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

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

        In addition, on November 21, 2008, the Massachusetts Office of the Attorney General (the "AG") delivered a civil investigative demand (the "CID") to Safety Insurance. The CID directed the Company to produce certain information related to its policies and practices in connection with underwriting insurance policies on motorcycles and adjusting total loss claims under such policies. Other insurance companies are also being investigated by the AG related to their policies and practices related to motorcycle insurance.

        The focus of the AG's investigation was on the insured values determined by us for purposes of charging premiums for physical damage insurance coverage. In 2008, coverage for motorcycles represented 1.9% of our total private passenger automobile insurance. We have been cooperating with the AG and responding to the CID and various related additional requests for information by the AG since that time.

        In connection with the matters addressed by the CID, the AG delivered a letter to Safety Insurance dated February 2, 2009, in which the AG stated that it "has reason to believe that Safety Insurance Company has violated the Massachusetts Consumer Protection Act , G.L. c. 93A, §2, by engaging in unfair and deceptive acts and practices regarding motorcycle insurance. Specifically, the AG stated it "has reason to believe that the Company overcharged its customers for motorcycle insurance and engaged in related unfair claims settlement practices." By issuing this letter the AG met a statutory prerequisite to filing a civil complaint under the Massachusetts Consumer Protection Act against the Company.

        On January 14, 2010, we announced that we reached an agreement with the Massachusetts Attorney General's office to change the way in which we calculated motorcycle insurance premiums for certain types of coverage dating back to January 1, 2002. Under the terms of the settlement, Safety Insurance will be returning approximately $7,200 to policyholders.

        We are working with the Attorney General's office to identify the policies on which refunds will be issued and the amount of the refunds to each individual policyholder. We will notify policyholders of the amounts of any refunds offered and, upon release of the appropriate releases from the policyholders, we intend to issue the refund checks in August 2010.

ITEM 4.    RESERVED

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of March 8, 2010, there were 23 holders of record of the Company's common stock, par value $0.01 per share, and we estimate another 8,000 held in "Street Name."

        The Company's common stock (symbol: SAFT) is listed on the NASDAQ Global Select Market. The following table sets forth the high and low close prices per share for each full quarterly period within the Company's two most recent fiscal years.

2009	High	Low
First quarter	$41.34	$28.44
Second quarter	$34.60	$29.87
Third quarter	$34.01	$30.13
Fourth quarter	$37.37	$32.63

2008	High	Low
First quarter	$39.55	$32.82
Second quarter	$39.82	$35.12
Third quarter	$44.16	$35.45
Fourth quarter	$43.00	$29.68

        The closing price of the Company's common stock on March 10, 2010 was $37.97 per share.

        During 2009, the Company declared and paid four quarterly cash dividends to shareholders, which totaled $24,840. During 2008, the Company declared and paid four quarterly cash dividends to shareholders, which totaled $26,015. On February 16, 2010, the Company's Board of Directors declared a quarterly cash dividend of $0.40 per share to shareholders of record on March 1, 2010, payable on March 15, 2010. The Company plans to continue to declare and pay quarterly cash dividends in 2010, depending on the Company's financial position and the regularity of its cash flows.

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

        The information called for by Item 201 (d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 21, 2010 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2009 (the Company's fiscal year end), and such information is incorporated herein by reference.

        On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company's outstanding common shares. On March 24, 2009, the Board of Directors increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company's outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management's discretion. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

        During the year ended December 31, 2009, the Company purchased 1,332,535 of its common shares on the open market under the program at a cost of $42,196, resulting in total shares purchased of 1,564,548 at a cost of $49,712 as of December 31, 2009. At December 31, 2008, the Company had purchased 232,013 of its common shares on the open market under the program at a cost of $7,516.

COMMON STOCK PERFORMANCE GRAPH

        Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Stock, for the period beginning on December 31, 2004 and ending on December 31, 2009, with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of six selected property & casualty insurance companies over the same period. The peer group consists of Baldwin & Lyons, Inc., the Harleysville Group, Inc., Mercury General Corp., State Auto Financial Corp., Selective Insurance Group, Inc., and Donegal Group, Inc. The graph shows the change in value of an initial $100 investment on December 31, 2009, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since December 31, 2004 Among
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

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2009.

        The selected historical consolidated financial data for the years ended December 31, 2009, 2008 and 2007 and as of December 31, 2009 and 2008 have been derived from the financial statements of Safety Insurance Group, Inc. included in this annual report which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data for the years ended December 31, 2006 and 2005 and as of December 31, 2007, 2006 and 2005 have been derived from Safety Insurance Group, Inc.'s consolidated financial statements not included in this annual report, which have been audited by PricewaterhouseCoopers LLP.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
Direct written premiums	$559,747	$573,509	$619,848	$629,511	$649,113
Net written premiums	532,629	552,904	600,572	620,908	632,836
Net earned premiums	531,969	576,556	609,208	624,933	622,831
Investment income	43,308	45,771	44,255	40,293	31,573
Net realized (losses) gains on investments	(167)	678	(6)	358	305
Finance and other service income	16,844	17,995	16,623	15,128	16,748

Total revenue	591,954	641,000	670,080	680,712	671,457

Loss and loss adjustment expenses	346,301	369,823	374,493	353,906	385,593
Underwriting, operating and related expenses	171,124	172,987	170,657	162,220	146,669
Interest expenses	135	81	83	86	948

Total expenses	517,560	542,891	545,233	516,212	533,210

Income before income taxes	74,394	98,109	124,847	164,500	138,247
Income tax expense	20,242	27,851	37,434	52,559	43,065

Net income	$54,152	$70,258	$87,413	$111,941	$95,182

Earnings per weighted average common share:
Basic(1)	$3.49	$4.32	$5.40	$7.02	$6.07

Diluted(1)	$3.48	$4.31	$5.38	$6.96	$5.93

Cash dividends paid per common share	$1.60	$1.60	$1.30	$0.86	$0.60

Number of shares used in computing earnings per share:
Basic(1)	15,533,331	16,265,185	16,189,131	15,953,607	15,674,374

Diluted(1)	15,552,063	16,308,394	16,251,067	16,079,841	16,050,072

	Years Ended December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total cash and investment securities	$1,102,675	$1,071,590	$1,055,316	$966,888	$877,570
Total assets	1,427,837	1,437,817	1,446,992	1,355,748	1,257,675
Losses and loss adjustment expenses reserves	439,706	467,559	477,720	449,444	450,716
Total liabilities	807,402	834,446	876,992	859,400	869,726
Total shareholders' equity	620,435	603,371	570,000	496,348	387,949
Statutory Data:
Policyholders' surplus (at period end)	$556,575	$560,462	$514,957	$457,505	$350,833
Loss ratio(2)	65.1%	64.1%	61.5%	56.6%	61.9%
Expense ratio(2)	32.1	30.7	28.3	26.2	23.4

Combined ratio(2)	97.2%	94.8%	89.8%	82.8%	85.3%

GAAP Ratios:
Loss ratio(2)	65.1%	64.1%	61.5%	56.6%	61.9%
Expense ratio(2)	32.2	30.0	28.0	26.0	23.5

Combined ratio(2)	97.3%	94.1%	89.5%	82.6%	85.4%

(1)
Earnings per share data and number of shares used in computing shares outstanding for years 2005-2008 have been restated to conform to ASC 260—Participating Securities and the Two Class Method (prior authoritative literature Emerging Issue Tasks 03-6-1, Determining Whether Instruments Granted in Share Based-Payment Transactions are Participating Securities). Please refer to Financial Statement footnote 2 for additional details.

(2)
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

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 69.2% of our direct written premiums in 2009), we offer a portfolio of other insurance products, including commercial automobile (12.0% of 2009 direct written premiums), homeowners (14.7% of 2009 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 4.1% of 2009 direct written premiums). Operating virtually exclusively in Massachusetts through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C, (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 861 in 999 locations throughout Massachusetts during 2009. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.3% and 11.0% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2009, according to the Commonwealth Automobile Reinsurers ("CAR") Cession Volume Analysis Report of March 3, 2010, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer's number of car-years, a measure we refer to in this discussion as automobile exposures.

        Our Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire on October 15, 2008. For the year ended December 31, 2009, we wrote approximately 1,250 policies and $978 in direct written premiums in New Hampshire.

Massachusetts Automobile Insurance Market

        We have been subject to extensive regulation in the private passenger automobile insurance industry in Massachusetts, which represented 69.2% of our direct written premiums in 2009. Owners of registered automobiles in Massachusetts are required to maintain minimum automobile insurance coverage. Prior to April 1, 2008, the Commissioner of Insurance (the "Commissioner") had fixed and established the maximum rates that could be charged for private passenger automobile insurance. Prior to April 1, 2008, as a servicing carrier of CAR, we were required to issue a policy to all qualified applicants. CAR operates at an underwriting deficit. This deficit is allocated among every Massachusetts automobile insurance company, including us, based on a complex formula that takes into consideration a company's voluntary market share, the rate at which it cedes business to CAR, and the company's utilization of a credit system CAR has designed to encourage carriers to reduce their use of CAR. In addition, based on our market share, prior to April 1, 2009 we had been assigned certain licensed producers by CAR that were unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs.

        On July 16, 2007, the Commissioner issued two decisions that significantly changed how private passenger automobile insurance is regulated in Massachusetts. In the first decision, the Commissioner approved and set a time table for the implementation of new CAR rules pursuant to which the current reinsurance program run by CAR has been replaced with an assigned risk plan, the Massachusetts Automobile Insurance Plan ("MAIP"). Under these new rules, as of April 1, 2009 we no longer are assigned ERPs whose business we must insure (subject to the option of ceding it to CAR) and instead, we are assigned individual policies by CAR. The MAIP began with business effective on or after April 1, 2008 for new business and those risks that have 10 or more Safe Driver Points. Beginning April 1, 2009, all business was eligible for MAIP except those risks that have no violations or accidents in the preceding three year period (so called "Clean in three" risks). The last policy effective date on which any risk could be ceded to CAR in accordance with the current reinsurance program was March 31, 2009. We are not able at this time to determine what effect these new CAR rules will have on our business.

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

        Under Managed Competition, we decreased our rates an average 6.7% in 2008. During 2009 we increased our rates an average of 2.6% in a series of rate filings during the year. We began using three rating tiers effective April 1, 2009. We filed and were approved for a 0.3% rate decrease effective June 1, 2009, and a 2.9% rate increase effective October 1, 2009. We also filed and have been approved for a rate increase of 0.4% and began using four rating tiers effective January 1, 2010. A Companion Policy Client Tier, which is policyholders that have a non private passenger automobile policy with us, receives a rate decrease of 2.5% from our filed base rates. A Loyal Automobile Client Tier, which is policyholders who have been insured with Safety two or more years, receives our filed base rates. A New Insurance Client Tier, which is policyholders with 12 or more months of continuous coverage or who qualify for a multi-car discount, receives a rate increase of 2.5% from our filed base rates. A New Policyholder Tier, which is policyholders that don't qualify for the other three tiers, receives MAIP rates. We have also filed and have been approved for a 1.9% increase in our rates effective April 19, 2010. Our rates include a 13.0% commission rate for agents. Our direct written premiums decreased by 2.4% in 2009 primarily as a result of Managed Competition rate decreases effective on and after April 1, 2008.

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

        Our statutory insurance ratios are outlined in the following table:

	Years Ended December 31,
	2009	2008	2007
Statutory Ratios:
Loss Ratio	65.1%	64.1%	61.5%
Expense Ratio	32.1	30.7	28.3

Combined Ratio	97.2%	94.8%	89.8%

        Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

        Our GAAP insurance ratios are outlined in the following table:

	Years Ended December 31,
	2009	2008	2007
GAAP Ratios:
Loss Ratio	65.1%	64.1%	61.5%
Expense Ratio	32.2	30.0	28.0

Combined Ratio	97.3%	94.1%	89.5%

Stock-Based Compensation

        On June 25, 2002, the Board of Directors of the Company (the "Board") adopted the 2002 Management Omnibus Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options ("NQSOs"), stock appreciation rights and restricted stock ("RS") awards.

        On March 10, 2006, the Board approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes. A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. Under the Incentive Plan, as amended, the maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. As of December 31, 2009, there were 920,434 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants outstanding under the Incentive Plan as of December 31, 2009, were comprised of 298,834 restricted shares and 215,337 nonqualified stock options.

        Grants made under the Incentive Plan are as follows:

Type of Equity Awarded	Effective Date	Number of Awards Granted	Exercise Price(1) or Fair Value(2) per Share		Vesting Terms	Expiration Date
NQSOs	November 27, 2002	379,000	$12.00	(1)	5 years, 20% annually	November 27, 2012
NQSOs	February 20, 2003	99,000	$13.30	(1)	5 years, 20% annually	February 20, 2013
NQSOs	March 31, 2003	292,000	$13.03	(1)	3 years, 30%-30%-40%	March 31, 2013
NQSOs	August 21, 2003	10,000	$15.89	(1)	5 years, 20% annually	August 21, 2013
NQSOs	March 25, 2004	111,000	$18.50	(1)	5 years, 20% annually	March 25, 2014
RS	March 25, 2004	70,271	$18.50	(2)	3 years, 30%-30%-40%	N/A
NQSOs	August 30, 2004	10,000	$21.40	(1)	5 years, 20% annually	August 30, 2014
NQSOs	March 16, 2005	78,000	$35.23	(1)	5 years, 20% annually	March 16, 2015
RS	March 16, 2005	56,770	$35.23	(2)	3 years, 30%-30%-40%	N/A
RS	March 16, 2005	4,000	$35.23	(2)	No vesting period(3)	N/A
NQSOs	March 10, 2006	126,225	$42.85	(1)	5 years, 20% annually	March 10, 2016
RS	March 10, 2006	58,342	$42.85	(2)	3 years, 30%-30%-40%	N/A
RS	March 10, 2006	4,000	$42.85	(2)	No vesting period(3)	N/A
RS	February 26, 2007	65,760	$45.62	(2)	3 years, 30%-30%-40%	N/A
RS	February 26, 2007	4,000	$45.62	(2)	No vesting period(3)	N/A
RS	March 22, 2007	49,971	$38.78	(2)	5 years, 20% annually	N/A
RS	March 10, 2008	76,816	$35.80	(2)	3 years, 30%-30%-40%	N/A
RS	March 10, 2008	4,000	$35.80	(2)	No vesting period(3)	N/A
RS	March 20, 2008	45,779	$34.37	(2)	5 years, 20% annually	N/A
RS	March 9, 2009	95,953	$28.66	(2)	3 years, 30%-30%-40%	N/A
RS	March 9, 2009	4,000	$28.66	(2)	No vesting period(3)	N/A
RS	March 19, 2009	38,046	$33.24	(2)	5 years, 20% annually	N/A

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

Reinsurance

        We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan"). In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to adjust our reinsurance programs as a result of the changes to the models. As of January 1 2010, our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $450,000. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance protects us in the event of a "130-year storm" (that is, a storm of a severity expected to occur once in a 130-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A" (Excellent). All of our other reinsurers have an A.M. Best rating of "A" (Excellent) or better except for SCOR and Validus which are rated "A-" (Excellent).

        We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan's exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2009, the FAIR Plan purchased $1,100,000 of catastrophe reinsurance for property losses in excess of $180,000. At December 31, 2009, we had no material amounts recoverable from any reinsurer, excluding the residual markets described above.

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

        Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $332,854 to $378,692 as of December 31, 2009, as compared to a range of $346,014 to $394,268 for 2008. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. The Company's selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $374,832 as of December 31, 2009, as compared to $391,070 for December 31, 2008.

        The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2009 and December 31, 2008.

	As of December 31, 2009
Line of Business	Low	Recorded	High
Private passenger automobile	$228,414	$258,552	$258,843
Commercial automobile	48,556	54,785	55,272
Homeowners	39,967	42,750	44,223
All other	15,917	18,745	20,354

Total	$332,854	$374,832	$378,692

	As of December 31, 2008
Line of Business	Low	Recorded	High
Private passenger automobile	$239,026	$271,445	$272,098
Commercial automobile	55,452	60,063	60,364
Homeowners	35,452	40,772	40,944
All other	16,084	18,790	20,862

Total	$346,014	$391,070	$394,268

        For our private passenger automobile, commercial automobile and homeowners lines of business as of December 31, 2009 and 2008, due to the relatively long time we have been writing these lines of insurance and our stable long-term trends in frequency and severity, the range of reserves is relatively narrow. For our all other lines of business as of December 31, 2009 and 2008, due to the relatively short time we have been writing these lines of business, the sparse amount of data and the resulting immature history available for our analysis, the range of reserves is relatively wide. We have recorded reserves closer to the high in the ranges of our projections.

        The following tables present our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31, 2009 and December 31, 2008.

	As of December 31, 2009
Line of Business	Case	IBNR	Total
Private passenger automobile	$220,907	$16,812	$237,719
CAR assumed private passenger auto	15,402	5,431	20,833
Commercial automobile	32,287	7,867	40,154
CAR assumed commercial automobile	8,063	6,568	14,631
Homeowners	16,268	9,262	25,530
FAIR Plan assumed homeowners	5,218	12,002	17,220
All other	7,967	10,778	18,745

Total net reserves for losses and LAE	$306,112	$68,720	$374,832

	As of December 31, 2008
Line of Business	Case	IBNR	Total
Private passenger automobile	$210,626	$22,561	$233,187
CAR assumed private passenger auto	23,992	14,266	38,258
Commercial automobile	32,704	10,302	43,006
CAR assumed commercial automobile	9,372	7,685	17,057
Homeowners	17,466	9,015	26,481
FAIR Plan assumed homeowners	5,886	8,405	14,291
All other	8,084	10,706	18,790

Total net reserves for losses and LAE	$308,130	$82,940	$391,070

        Our IBNR reserves for CAR assumed private passenger and commercial automobile business are 26.1% and 44.9% respectively of our total reserves for CAR assumed private passenger and commercial automobile business as of December 31, 2009 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves.

        The following tables present information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of December 31, 2009 and December 31, 2008.

	As of December 31, 2009
Line of Business	Retained	Assumed	Net
Private passenger automobile	$237,719
CAR assumed private passenger automobile		$20,833
Net private passenger automobile			$258,552
Commercial automobile	40,154
CAR assumed commercial automobile		14,631
Net commercial automobile			54,785
Homeowners	25,530
FAIR Plan assumed homeowners		17,220
Net homeowners			42,750
All other	18,745	—	18,745

Total net reserves for losses and LAE	$322,148	$52,684	$374,832

	As of December 31, 2008
Line of Business	Retained	Assumed	Net
Private passenger automobile	$233,187
CAR assumed private passenger automobile		$38,258
Net private passenger automobile			$271,445
Commercial automobile	43,006
CAR assumed commercial automobile		17,057
Net commercial automobile			60,063
Homeowners	26,481
FAIR Plan assumed homeowners		14,291
Net homeowners			40,772
All other	18,790	—	18,790

Total net reserves for losses and LAE	$321,464	$69,606	$391,070

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

        We receive our final calendar year Participation Ratio report from CAR eight months after the end of that year, and thus we have to estimate for six quarters our share of the CAR deficit. For example, for the year ended December 31, 2008 we had to estimate our 2008 policy year CAR Participation Ratio beginning with the first quarter of 2008 through the second quarter of 2009.

        Because of the lag in CAR estimates, and in order to try to validate to the extent possible the information CAR does provide, we must try to estimate the effects of the actions of our competitors in order to establish our Participation Ratio. Before final Participation Ratios are available, we estimate the size of CAR and the resulting deficit based on historical analysis of CAR results and estimations of our competitors' current cession strategies. Even after our final Participation Ratio is available from CAR, we must continue to estimate the size of CAR and the resulting deficit based upon data published by CAR and our own continuing analysis. As a result, changes in our reserves for CAR may continue to occur until all claims are finally settled. The Loss Reserving Committee at CAR meets 70 days after the end of each quarter to estimate the CAR deficit for all active policy years and publishes estimations, which we use to estimate our share of the deficit. The estimation that CAR calculates is based on data it collects from 19 servicing carriers which settle, reserve and report claims using a variety of methods. Any delays or errors in the collection of this data could have a significant impact on the accuracy of CAR's estimations.

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

        The portion of reserves based upon CAR estimates for private passenger automobile line of business has declined over time as a result of the institution of the MAIP and phase-out of the private passenger automobile CAR reinsurance pool on April 1, 2009, as described elsewhere in this report.

Sensitivity Analysis

        Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the year ended December 31, 2009, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $5,320. Each 1 percentage-point change in the loss and loss expense ratio would have had a $3,458 effect on net income, or $0.22 per diluted share.

        Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the year ended December 31, 2009. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent Change in Frequency	No Change in Frequency	+1 Percent Change in Frequency
Private passenger automobile direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,754)	$(2,377)	$—
Estimated increase in net income	3,090	1,545	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,377)	—	2,377
Estimated increase (decrease) in net income	1,545	—	(1,545)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,377	4,754
Estimated decrease in net income	—	(1,545)	(3,090)
Commercial automobile direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(803)	(402)	—
Estimated increase in net income	522	261	—
No Change in Severity
Estimated (decrease) increase in reserves	(402)	—	402
Estimated increase (decrease) in net income	261	—	(261)
+1 Percent Change in Severity
Estimated increase in reserves	—	402	803
Estimated decrease in net income	—	(261)	(522)
Homeowners direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(511)	(255)	—
Estimated increase in net income	332	166	—
No Change in Severity
Estimated (decrease) increase in reserves	(255)	—	255
Estimated increase (decrease) in net income	166	—	(166)
+1 Percent Change in Severity
Estimated increase in reserves	—	255	511
Estimated decrease in net income	—	(166)	(332)
All other direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(375)	(187)	—
Estimated increase in net income	244	122	—
No Change in Severity
Estimated (decrease) increase in reserves	(187)	—	187
Estimated increase (decrease) in net income	122	—	(122)
+1 Percent Change in Severity
Estimated increase in reserves	—	187	375
Estimated decrease in net income	—	(122)	(244)

        Our estimated share of CAR loss and LAE reserves is based on assumptions about our Participation Ratio, the size of CAR, and the resulting deficit (similar assumptions apply with respect to the FAIR Plan). Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for establishing our CAR reserves. Each of our assumptions could have a reasonably possible range of plus or minus 5 percentage-points for each estimation.

        The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2009. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent Change in Estimation	+1 Percent Change in Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(208)	$208
Estimated increase (decrease) in net income	135	(135)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(146)	146
Estimated increase (decrease) in net income	95	(95)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(172)	172
Estimated increase (decrease) in net income	112	(112)

Reserve Development Summary

        The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $44,065, $35,938 and $30,791 for the years ended December 31, 2009, 2008 and 2007, respectively.

        The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2009, 2008 and 2007. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

	Years Ended December 31,
Accident Year	2009	2008	2007
1999 & prior	$(280)	$(517)	$(446)
2000	(340)	(675)	(700)
2001	(1,004)	(958)	(575)
2002	(1,431)	(1,973)	(839)
2003	(1,385)	(2,507)	(109)
2004	(3,827)	(6,619)	(4,429)
2005	(5,999)	(8,258)	(9,704)
2006	(9,829)	(6,714)	(13,989)
2007	(8,079)	(7,717)	—
2008	(11,891)	—	—

All prior years	$(44,065)	$(35,938)	$(30,791)

        The decreases in prior years reserves during the 2009, 2008 and 2007 periods resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2009 decrease is primarily composed of reductions of $24,979 in our retained automobile reserves, $11,551 in CAR assumed reserves, and $6,103 in our retained homeowners and all other reserves. The 2008 decrease is primarily composed of reductions of $21,752 in our retained automobile reserves and $8,905 in CAR assumed reserves. The 2007 decrease is primarily composed of reductions of $15,503 in our retained automobile reserves and $11,335 in CAR assumed reserves.

        The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2009.

Accident Year	Private Passenger Automobile	Commercial Automobile	Homeowners	All Other	Total
1999 & prior	$(276)	$(4)	$—	$—	$(280)
2000	(325)	(15)	—	—	(340)
2001	(540)	(166)	—	(298)	(1,004)
2002	(1,069)	(253)	1	(110)	(1,431)
2003	(884)	(234)	1	(268)	(1,385)
2004	(2,498)	(528)	(222)	(579)	(3,827)
2005	(4,364)	(897)	(370)	(368)	(5,999)
2006	(6,583)	(1,499)	(681)	(1,066)	(9,829)
2007	(4,706)	(1,409)	(864)	(1,100)	(8,079)
2008	(9,244)	(1,036)	(1,301)	(310)	(11,891)

All prior years	$(30,489)	$(6,041)	$(3,436)	$(4,099)	$(44,065)

        To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

        The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the year ended December 31, 2009; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

Accident Year	Retained Private Passenger Automobile	Retained Commercial Automobile	Retained Homeowners	Retained All Other	Total
1999 & prior	$(250)	$(1)	$—	$—	$(251)
2000	(211)	(6)	—	—	(217)
2001	(343)	(152)	—	(298)	(793)
2002	(755)	(246)	1	(110)	(1,110)
2003	(483)	(256)	1	(268)	(1,006)
2004	(1,974)	(679)	(214)	(579)	(3,446)
2005	(3,435)	(833)	(352)	(368)	(4,988)
2006	(5,472)	(1,169)	(600)	(1,066)	(8,307)
2007	(2,985)	(781)	(480)	(1,100)	(5,346)
2008	(4,409)	(539)	(360)	(310)	(5,618)

All prior years	$(20,317)	$(4,662)	$(2,004)	$(4,099)	$(31,082)

        The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the year ended December 31, 2009.

Accident Year	CAR Assumed Private Passenger Automobile	CAR Assumed Commercial Automobile	FAIR Plan Homeowners	Total
1999 & prior	$(26)	$(3)	$—	$(29)
2000	(114)	(9)	—	(123)
2001	(197)	(14)	—	(211)
2002	(314)	(7)	—	(321)
2003	(401)	22	—	(379)
2004	(524)	151	(8)	(381)
2005	(929)	(64)	(18)	(1,011)
2006	(1,111)	(330)	(81)	(1,522)
2007	(1,721)	(628)	(384)	(2,733)
2008	(4,835)	(497)	(941)	(6,273)

All prior years	$(10,172)	$(1,379)	$(1,432)	$(12,983)

        Our private passenger automobile line of business prior year reserves decreased by $30,489 for the year ended December 31, 2009. The decrease was primarily due to improved retained private passenger results of $18,275 for the accident years 2004 through 2008, and improved assumed CAR results for the private passenger automobile pool of $8,596 for accident years 2005 through 2008. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company's established bodily injury and property damage case reserves. The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee.

        Our commercial automobile line of business prior year reserves decreased by $6,041 for the year ended December 31, 2009 due primarily to fewer IBNR claims than previously estimated.

        Our retained homeowners line of business prior year reserves decreased by $2,004 for the year ended December 31, 2009. Our FAIR Plan homeowners reserve decreased by $1,432 for the year ended December 31, 2009.

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

        In our determination of whether a decline in fair value below amortized cost is an other-than-temporary impairment ("OTTI"), we consider and evaluate several factors and circumstances including the issuer's overall financial condition, the issuer's credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer's securities remains below our amortized cost, and any other factors that may raise doubt about the issuer's ability to continue as a going concern.

        We adopted ASC 320, Investments—Debt and Equity Securities (prior authoritative literature—FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments) effective April 1, 2009. ASC 320 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. Prior to April 1, 2009, we had to determine whether we had the intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors resulted in the Company's conclusion that declines in market values were other-than-temporary, the cost of the securities was written down to market value and the reduction in value was reflected as a realized loss. The adoption of ASC 320 did not have an impact on our consolidated results of operations or financial position.

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

Results of Operations

        The following table shows certain of our selected financial results:

	Years Ended December 31,
	2009	2008	2007
Direct written premiums	$559,747	$573,509	$619,848
Net written premiums	532,629	552,904	600,572
Net earned premiums	531,969	576,556	609,208
Net investment income	43,308	45,771	44,255
Net realized (losses) gains on investments	(167)	678	(6)
Finance and other service income	16,844	17,995	16,623

Total revenue	591,954	641,000	670,080

Loss and loss adjustment expenses	346,301	369,823	374,493
Underwriting, operating and related expenses	171,124	172,987	170,657
Interest expenses	135	81	83

Total expenses	517,560	542,891	545,233

Income before income taxes	74,394	98,109	124,847
Income tax expense	20,242	27,851	37,434

Net income	$54,152	$70,258	$87,413

 YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

        Direct Written Premiums.    Direct written premiums for the year ended December 31, 2009, decreased by $13,762, or 2.4% to $559,747 from $573,509 for the comparable 2008 period. The 2009 decrease occurred primarily in our personal and commercial automobile lines, which experienced decreases of 4.5% and 5.8%, respectively, in average written premium per exposure and decreases of 1.1% and 5.9%, respectively, in written exposures. The decrease in average written premium per exposure in our personal automobile line was primarily the result of rate of rate decreases totaling 6.7% which we filed under the competitive pricing system introduced to the private passenger automobile market in Massachusetts beginning April 1, 2008. The decrease in exposures in our personal automobile line was primarily a result of the decrease in our ERP written exposures due to the transition to the MAIP effective April 1, 2008 as discussed above. Our commercial automobile exposures decreased by 5.9% in 2009 primarily as a result of reduced exposures from ERPs submitting business through the CAR LSC program, and general economic conditions which have reduced the size of the overall commercial automobile market in Massachusetts. Our homeowners line average written premium per exposure decreased by 0.1% with a 23.4% increase in written exposures. The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.

        Net Written Premiums.    Net written premiums for the year ended December 31, 2009, decreased by $20,275 or 3.7% to $532,629 from $552,904 for 2008. This decrease was due to the factors that decreased direct written premiums combined with decreases in premiums assumed from CAR, and partially offset by decreases in premiums ceded to CAR. Written premiums assumed and ceded to CAR decreased as a result of the phase-out of the CAR personal automobile reinsurance pool, which was replaced by an assigned risk plan, the MAIP. Beginning with policy effective dates after March 31, 2009, all personal automobile business was eligible for MAIP and could no longer be ceded to CAR.

        Net Earned Premiums.    Net earned premiums for the year ended December 31, 2009, decreased by $44,587 or 7.7%, to $531,969 from $576,556 for the comparable 2008 period. This decrease was due to the factors that decreased direct and net written premiums.

        The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Years Ended December 31,
	2009	2008
Written Premiums
Direct	$559,747	$573,509
Assumed	14,564	37,439
Ceded	(41,682)	(58,044)

Net written premiums	$532,629	$552,904

Earned Premiums
Direct	$555,020	$595,673
Assumed	26,552	46,125
Ceded	(49,603)	(65,242)

Net earned premiums	$531,969	$576,556

        Net Investment Income.    Net investment income for the year ended December 31, 2009, was $43,308, compared to $45,771 for 2008, a decrease of 5.4%. Average cash and investment securities (at cost) increased by $1,363, or less than 0.1%, to $1,061,916 for the year ended December 31, 2009, from

$1,060,554 for the comparable 2008 period. The net effective yield on the investment portfolio decreased to 4.1% during the year ended December 31, 2009, compared to 4.3% during 2008 primarily due to lower yields on cash and short-term securities. Our duration increased to 3.3 years at December 31, 2009, from 3.2 years at December 31, 2008.

        Net Realized Gains (Losses) on Investments.    Net realized losses on investments were $167 for the year ended December 31, 2009 compared to net realized gains of $678 for the year ended December 31, 2008.

        The gross unrealized gains and losses on investments in fixed maturity securities and equity securities, including interests in mutual funds, were as follows:

	As of December 31, 2009
			Gross Unrealized Losses(3)
	Cost or Amortized Cost	Gross Unrealized Gains	Non-OTTI Unrealized Losses	OTTI Unrealized Losses(4)	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$315,992	$12,341	$(955)	$—	$327,378
Obligations of states and political subdivisions	468,319	16,218	(1,116)	—	483,421
Asset-backed securities(1)	82,694	606	(2,469)	—	80,831
Corporate and other securities	122,439	4,737	(477)	—	126,699

Subtotal, fixed maturity securities	989,444	33,902	(5,017)	—	1,018,329
Equity securities(2)	9,736	140	—	—	9,876

Totals	$999,180	$34,042	$(5,017)	$—	$1,028,205

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $294,648 at amortized cost and $306,077 at fair value as of December 31, 2009. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

(2)
Equity securities consist solely of interests in mutual funds held to fund the Company's executive deferred compensation plan.

(3)
The Company's investment portfolio included 89 securities in an unrealized loss position at December 31, 2009.

(4)
Amounts in this column represent OTTI recognized in accumulated other comprehensive income.

        As of December 31, 2009, with the exception of two securities which represented 0.1% of our total investment in fixed income securities, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities. All of our securities received a rating assigned by Moody's of Ba or higher, except the few securities not rated by Moody's. The Company holds no subprime mortgage debt securities. All of the Company's holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody's or Standard & Poor's.

        The following table illustrates the gross unrealized losses included in the Company's investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2009.

	As of December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$43,585	$932	$566	$23	$44,151	$955
Obligations of states and political subdivisions	47,585	257	13,483	859	61,068	1,116
Asset-backed securities	4,940	67	45,165	2,402	50,105	2,469
Corporate and other securities	26,217	315	5,143	162	31,360	477

Subtotal, fixed maturity securities	122,327	1,571	64,357	3,446	186,684	5,017
Equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$122,327	$1,571	$64,357	$3,446	$186,684	$5,017

        As of December 31, 2009, we held insured investment securities of approximately $306,599 which represented approximately 29.8% of our total investment portfolio. Approximately $36,823 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

        The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of December 31, 2009. We do not have any direct investment holdings in a financial guarantee insurance company.

	As of December 31, 2009
Financial Guarantor	Total	Pre-refunded Securities	Exposure Net of Pre-refunded Securities
Municipal bonds
Ambac Assurance Corporation	$42,424	$3,446	$38,978
Financial Guaranty Insurance Company	271	271	—
Assured Guaranty Municipal Corporation	111,310	19,428	91,882
National Public Finance Guaranty Corporation	144,968	13,678	131,290

Total municipal bonds	298,973	36,823	262,150

Other asset-backed securities
Ambac Assurance Corporation	4,112	—	4,112
Financial Guaranty Insurance Company	2,504	—	2,504
Syncora Corporation (XL Capital Assurance)	1,010	—	1,010
National Public Finance Guaranty Corporation	—	—	—

Total other asset-backed securities	7,626	—	7,626

Total	$306,599	$36,823	$269,776

        The following table shows our insured investments by Moody's rating where it is available with and without the impact of the insurance guarantee as of December 31, 2009.

	As of December 31, 2009
Rating	Rating With Insurance	Rating Without Insurance
Aaa	$3,999	$3,999
Aa1	10,477	10,477
Aa2	32,561	32,561
Aa3	140,047	81,919
A1	45,307	79,787
A2	16,451	29,371
A3	28,934	33,430
Baa1	271	271
Baa2	4,112	4,112
Ba2	—	6,232

	$282,159	$282,159

        We reviewed the unrealized losses in our fixed income portfolio as of December 31, 2009 for potential other than temporary asset impairments. We obtained specific qualitative analysis regarding certain debt securities held at December 31, 2009 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was also performed for any additional securities appearing on our "Watch List." Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

        Of the $5,017 gross unrealized losses as of December 31, 2009, $2,071 relates to fixed maturity obligations of U.S. Government agencies and obligations of states and political subdivisions. The remaining $2,946 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

        The unrealized losses recorded on the fixed maturity investment portfolio at December 31, 2009, resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it's more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

        During the year ended December 31, 2009, there was no significant deterioration in the credit quality of any of our holdings. During the year ended December 31, 2008, there was a significant deterioration in the issuer's financial condition of one of our holdings, American International Group, Inc. Accordingly in the third quarter of 2008, we recorded an other-than-temporary impairment charge of $1,032 for this security. We sold this security during the third quarter of 2009 and recognized an additional loss of $14.

        ASC 820, Fair Value Measurements and Disclosure (prior authoritative literature—FAS157, Fair Value Measurements) provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). ASC 820 establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources

("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). The fair value hierarchy in ASC 820 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

  Level 1—Valuations based on quoted prices in active markets for identical assets and liabilities;

  Level 2—Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

  Level 3—Valuations based on unobservable inputs.

        Fair values for our fixed maturity securities are based on prices provided by our custodian bank and our investment manager. Both our custodian bank and our investment manager use a variety of independent, nationally recognized pricing services to determine market valuations. If the pricing service cannot provide fair value determinations, we obtain non-binding price quotes from broker-dealers. A minimum of two quoted prices is obtained for the majority of fixed maturity securities in our investment portfolio. Our custodian bank is our primary provider of quoted prices from third-party pricing services and broker-dealers. To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from our investment manager. An examination of the pricing data is then performed for each security. If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from our custodian bank is used in our financial statements for the security. If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, we obtain a quote from an alternative source, if possible, and we document and resolve any differences between the pricing sources. In addition, we may request that our investment manager and their traders provide input as to which vendor is providing prices that their traders believe are reflective of fair value for the security. Following this process, we may decide to value the security in our financial statements using the secondary or alternative source if we believe that pricing is more reflective of the security's value than the primary pricing provided by our custodian bank. We analyze market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

        Fair values of instruments are based on (i) quoted prices in active markets for identical assets (Level 1), (ii) quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs are observable in active markets (Level 2) or (iii) valuations derived from valuation techniques in which one or more significant inputs are unobservable in the marketplace (Level 3).

        Our Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets. Our Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs. On January 1 and December 31, 2009, our Level 3 securities consisted of one asset-backed security whose price was based solely on a single broker quote which was deemed to be obtained through unobservable inputs.

        In order to ensure the fair value determination is representative of an exit price (consistent with ASC 820), our procedures for validating quotes or prices obtained from third-parties include, but are not limited to, obtaining a minimum of two price quotes for each fixed maturity security if possible, as discussed above, the periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date, and the periodic review of reports provided by our investment manager regarding those securities with ratings changes and securities placed on the our "Watch List." In addition, valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by our external investment manager, whose investment professionals are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price (consistent with ASC 820).

        Approximately 99.8% of our portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2009. There were no significant changes to the valuation process during the year ending 2009.

        As of December 31, 2009 and December 31, 2008, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

        The following table summarizes our total fair value measurements and the fair value measurements based on Level 3 inputs for investments as of December 31, 2009.

	As of December 31, 2009
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities and obligations of U.S. Government agencies	$327,378	$—	$327,378	$—
Obligations of states and political subdivisions	483,421	—	483,421	—
Asset-backed securities	80,831	—	78,327	2,504
Corporate and other securities	126,699	—	126,699	—
Equity securities	9,876	9,876	—	—

Total investment securities	$1,028,205	$9,876	$1,015,825	$2,504

        The following table summarizes the changes in our Level 3 fair value measurements for the year ended December 31, 2009.

Asset-Backed Securities
Balance at January 1, 2009	$1,842
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	662
Purchases and sales	—
Transfers in (out) of Level 3	—

Balance at December 31, 2009	$2,504

Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at December 31, 2009	$—

        On January 1 and December 31, 2009, one fixed maturity security was manually priced solely using broker quotes. This was deemed to render the fair value measurements as based upon unobservable inputs and accordingly, it was classified within Level 3. Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 inputs during the year ended December 31, 2009.

        Finance and Other Service Income.    Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the year ended December 31, 2009, was $16,844 compared to $17,995 for the comparable 2008 period.

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for the year ended December 31, 2009, decreased by $23,522 or 6.4%, to $346,301 from $369,823 for the comparable 2008 period. Our GAAP loss ratio for the year ended December 31, 2009, increased to 65.1% compared to 64.1% for the comparable 2008 period. Our GAAP loss ratio excluding loss adjustment expenses for the year ended December 31, 2009, increased to 55.8% from 55.1% for the comparable 2008 period. The loss ratio increased primarily as a result of the decrease in our personal automobile earned premium per exposure. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2009 was $44,065 compared to prior year favorable development of $35,938 for the comparable 2008 period.

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expense for the year ended December 31, 2009 decreased by $1,863 or 1.1%, to $171,124 from $172,987 for the comparable 2008 period. Our GAAP expense ratios for the year ended December 31, 2009, increased to 32.2% compared to 30.0% for the comparable 2008 period. The expense ratio increased primarily as a result of decreases in net earned premiums as discussed above. In addition, an amount of $7,547 related to our January 2010 agreement with the Massachusetts Attorney General's office was recorded as an increase to our underwriting expenses for the year ended December 31, 2009. For further information, please see Part I—Item 3, Legal Proceedings.

        Interest Expenses.    Interest expense for the year ended December 31, 2009 was $135 compared to $81 for the comparable 2008 period. The credit facility commitment fee included in interest expense was $75 for both the years ended December 31, 2009 and 2008.

        Income Tax Expense.    Our effective tax rates were 27.2% and 28.4% for the years ended December 31, 2009 and 2008, respectively. These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income.

        Net Income.    Net income for the year ended December 31, 2009 decreased by $16,106 or 22.9%, to $54,152 from $70,258 for the comparable 2008 period. This decrease was primarily due to the factors discussed above.

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

        The gross unrealized gains (losses) of investments in fixed maturity securities and equity securities, including interests in mutual funds, was as follows:

	As of December 31, 2008
			Gross Unrealized Losses(3)
	Cost or Amortized Cost	Gross Unrealized Gains	Non-OTTI Unrealized Losses	OTTI Unrealized Losses(4)	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$288,598	$8,532	$(244)	$—	$296,886
Obligations of states and political subdivisions	498,339	9,414	(6,132)	—	501,621
Asset-backed securities(1)	77,656	—	(17,122)	—	60,534
Corporate and other securities	65,243	420	(4,533)	—	61,130

Subtotal, fixed maturity securities	929,836	18,366	(28,031)	—	920,171
Equity securities(2)	8,419	—	(379)	—	8,040
Short term securities	82,928	—	—	—	82,928

Totals	$1,021,183	$18,366	$(28,410)	$—	$1,011,139

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

(2)
Equity securities consist solely of interests in mutual funds held to fund the Company's executive deferred compensation plan.

(3)
The Company's investment portfolio included 161 securities in an unrealized loss position at December 31, 2008.

(4)
Amounts in this column represent OTTI recognized in accumulated other comprehensive income.

        As of December 31, 2008, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-

backed securities. All of our securities received a rating assigned by Moody's of Baa or higher, except the few securities not rated by Moody's.

        The composition of our fixed income security portfolio by Moody's rating was as follows:

	As of December 31, 2008
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

        On January 1, 2008, we adopted ASC 820, Fair Value Measurements and Disclosures (prior authoritative literature—FAS157, Fair Value Measurements). ASC 820 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). The statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). The fair value hierarchy in ASC 820 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

  Level 1—Valuations based on quoted prices in active markets for identical assets and liabilities;

  Level 2—Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

  Level 3—Valuations based on unobservable inputs.

        We use observable inputs for the vast majority of our investment portfolio. Fair value measurements for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs, such as benchmark interest rates, market comparables, broker quotes and other relevant inputs. In circumstances where quoted prices or observable inputs are adjusted to reflect management's best estimate of fair value, such fair value measurements are considered a lower level measurement in the ASC 820 fair value hierarchy.

        As of December 31, 2008, approximately 99.8% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. The following table summarizes our total fair value measurements and the fair value measurements based on Level 3 inputs for investments as of December 31, 2008.

	As of December 31, 2008
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities and obligations of U.S. Government agencies	$296,886	$—	$296,886	$—
Obligations of states and political subdivisions	501,621	—	501,621	—
Asset-backed securities	60,534	—	58,692	1,842
Corporate and other securities	61,130	—	61,130	—
Equity securities	8,040	8,040	—	—
Short term securities	82,928	—	82,928	—

Total investment securities	$1,011,139	$8,040	$1,001,257	$1,842

        The following table summarizes the changes in our Level 3 fair value measurements for the year ended December 31, 2008.

Asset-Backed Securities
Balance at January 1, 2008	$3,758
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	(1,916)
Purchases and sales	—
Transfers in (out) of Level 3	—

Balance at December 31, 2008	$1,842

Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at December 31, 2008	$—

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

        Net cash provided by operating activities was $64,069, $72,815, and $116,828 during the years ended December 31, 2009, 2008 and 2007, respectively. The 2009 and 2008 decline in net cash provided by operating activities was primarily due to the decrease of $13,762 and $46,339, respectively, in direct written premiums, as discussed above. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

        Net cash provided by investing activities was $16,500 during the year ended December 31, 2009, which resulted primarily from sales, paydowns, calls, and maturities of fixed maturities and short term securities in excess of purchases of fixed maturities. Net cash used by investing activities was $28,880 and $74,814 during the years ended December 31, 2008 and 2007, which resulted primarily from purchases of fixed maturities in excess of sales, paydowns, calls, and maturities of fixed maturities. The reduction in cash provided by investing activities in 2009 and 2008 compared to 2007 was a result of a redeployment of cash received from sales, paydowns, and maturities of fixed income securities to cash and cash equivalents.

        Net cash used for financing activities was $66,550, $29,795, and $21,986 during the years ended December 31, 2009, 2008, and 2007, respectively. Net cash used for financing activities is primarily comprised of the acquisition of treasury stock and dividend payments to shareholders. Net cash used for financing activities during 2009 increased by $36,625 compared to 2008 primarily due to the increase in treasury stock acquisitions.

        The Insurance Subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. Recently, the financial markets have experienced unprecedented declines in value, including many securities currently held by us. We believe that recent and ongoing government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of the assets we hold will allow us to realize these securities' anticipated long-term economic value. Furthermore, as of December 31, 2009, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. We do not anticipate the need to sell these securities to meet the Insurance Subsidiaries cash requirements. We expect the Insurance Subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

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

        The Company's obligations under the credit facility are secured by pledges of our assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company's non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. Among other covenants, the credit facility restricts the Company's payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of our prior year's net income, as determined in accordance with GAAP. As of December 31, 2009, the Company was in compliance with all such covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

        The Company had no amounts outstanding on its credit facility at December 31, 2009 and 2008. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at December 31, 2009, 2008 and 2007.

Regulatory Matters

        Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2009, the statutory surplus of Safety Insurance was $556,575, and its net income for 2009 was $46,956. As a result, a maximum of $55,657 is available in 2010 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2009, Safety Insurance recorded dividends to Safety of $64,412.

        The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

        Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2009 and 2008 were as follows:

Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Dividends Paid
November 2, 2009	December 1, 2009	December 15, 2009	$0.40	$6,024
August 4, 2009	September 1, 2009	September 15, 2009	$0.40	$6,137
May 5, 2009	June 1, 2009	June 15, 2009	$0.40	$6,205
February 17, 2009	March 2, 2009	March 13, 2009	$0.40	$6,474
November 3, 2008	December 1, 2008	December 15, 2008	$0.40	$6,498
August 4, 2008	September 2, 2008	September 15, 2008	$0.40	$6,533
May 6, 2008	June 2, 2008	June 13, 2008	$0.40	$6,506
February 15, 2008	March 3, 2008	March 14, 2008	$0.40	$6,478

        On February 16, 2010, our Board approved a quarterly cash dividend on our common stock of $0.40 per share which will be paid on March 15, 2010 to shareholders of record on March 1, 2010. We plan to continue to declare and pay quarterly cash dividends in 2010, depending on our financial position and the regularity of our cash flows.

        On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company's outstanding common shares. On March 24, 2009, the Board of Directors increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company's outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management's discretion. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

        During the year ended December 31, 2009, the Company purchased 1,332,535 of its common shares on the open market under the program at a cost of $42,196, resulting in total shares purchased of 1,564,548 at a cost of $49,712 as of December 31, 2009. At December 31, 2008, the Company had purchased 232,013 of its common shares on the open market under the program at a cost of $7,516.

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

Off-Balance Sheet Arrangements

        We have no material obligations under a guarantee contract meeting the characteristics identified in ASC 460, Guarantees (prior authoritative literature—Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others). We have no material retained or contingent interests in assets transferred to an unconsolidated entity. We have no material obligations, including contingent obligations, under contracts that would be accounted for as derivative instruments. We have no obligations, including contingent obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us. We have no direct investments in real estate and no holdings of mortgages secured by commercial real estate. Accordingly, we have no material off-balance sheet arrangements.

Contractual Obligations

        We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2009, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
	Within One Year	Two to Three Years	Four to Five Years	After Five Years	Total
Loss and LAE reserves	$215,456	$193,471	$26,382	$4,397	$439,706
Purchase commitments	879	1,758	1,758	1,392	5,787
Operating leases	4,082	8,406	8,574	17,900	38,962

Total contractual obligations	$220,417	$203,635	$36,714	$23,689	$484,455

        As of December 31, 2009, the Company had loss and LAE reserves of $439,706, unpaid reinsurance recoverables of $64,874 and net loss and LAE reserves of $374,832. Our loss and LAE reserves are estimates as described in more detail under Critical Accounting Policies and Estimates. The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

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

	-100 Basis Point Change	No Change	+100 Basis Point Change
As of December 31, 2009
Estimated fair value	$1,054,564	$1,018,329	$978,022
Estimated increase (decrease) in fair value	$36,235	$—	$(40,307)
As of December 31, 2008
Estimated fair value	$955,481	$920,171	$880,704
Estimated increase (decrease) in fair value	$35,310	$—	$(39,467)

        With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At December 31, 2009, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2010, assuming that all of such debt is outstanding for the entire year.

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

SAFETY INSURANCE GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety Insurance Group, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Safety Insurance Group, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing on Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 12, 2010

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,
	2009	2008
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $989,444 and $929,836)	$1,018,329	$920,171
Equity securities, at fair value (cost: $9,736 and $8,419)	9,876	8,040
Short term securities, at amortized cost which approximates fair value	—	82,928

Total investment securities	1,028,205	1,011,139
Cash and cash equivalents	74,470	60,451
Accounts receivable, net of allowance for doubtful accounts	137,238	138,792
Accrued investment income	10,044	9,957
Taxes recoverable	—	5,300
Receivable from reinsurers related to paid loss and loss adjustment expenses	6,851	10,835
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	64,874	76,489
Ceded unearned premiums	13,698	21,620
Deferred policy acquisition costs	47,900	46,687
Deferred income taxes	8,335	18,986
Equity and deposits in pools	23,840	23,578
Other assets	12,382	13,983

Total assets	$1,427,837	$1,437,817

Liabilities
Loss and loss adjustment expense reserves	$439,706	$467,559
Unearned premium reserves	282,434	289,695
Accounts payable and accrued liabilities	59,869	51,111
Taxes payable	3,916	—
Payable to reinsurers	4,674	8,291
Other liabilites	16,803	17,790

Total liabilities	807,402	834,446

Commitments and contingencies (Note 6)
Shareholders' equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,624,220 and 16,464,530 shares issued	166	165
Additional paid-in capital	144,814	140,261
Accumulated other comprehensive income (loss), net of taxes	18,866	(6,528)
Retained earnings	506,301	476,989
Treasury stock, at cost: 1,564,548 and 232,013 shares	(49,712)	(7,516)

Total shareholders' equity	620,435	603,371

Total liabilities and shareholders' equity	$1,427,837	$1,437,817

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share and share data)

	Years Ended December 31,
	2009	2008	2007
Net earned premiums	$531,969	$576,556	$609,208
Net investment income	43,308	45,771	44,255
Net realized (losses) gains on investments	(167)	678	(6)
Finance and other service income	16,844	17,995	16,623

Total revenue	591,954	641,000	670,080

Losses and loss adjustment expenses	346,301	369,823	374,493
Underwriting, operating and related expenses	171,124	172,987	170,657
Interest expenses	135	81	83

Total expenses	517,560	542,891	545,233

Income before income taxes	74,394	98,109	124,847
Income tax expense	20,242	27,851	37,434

Net income	$54,152	$70,258	$87,413

Earnings per weighted average common share:
Basic	$3.49	$4.32	$5.40

Diluted	$3.48	$4.31	$5.38

Cash dividends paid per common share	$1.60	$1.60	$1.30

Number of shares used in computing earnings per share:
Basic	15,533,331	16,265,185	16,189,131

Diluted	15,552,063	16,308,394	16,251,067

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss), Net of Taxes	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2006	$161	$129,785	$21	$366,381	$—	$496,348
Net income				87,413		87,413
Other comprehensive income, net of deferred federal income taxes			4,432			4,432
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	4,439				4,440
Dividends paid				(21,048)		(21,048)
Acquisition of treasury stock					(1,585)	(1,585)

Balance at December 31, 2007	162	134,224	4,453	432,746	(1,585)	570,000
Net income				70,258		70,258
Other comprehensive income, net of deferred federal income taxes			(10,981)			(10,981)
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	3	6,037				6,040
Dividends paid				(26,015)		(26,015)
Acquisition of treasury stock					(5,931)	(5,931)

Balance at December 31, 2008	165	140,261	(6,528)	476,989	(7,516)	603,371
Net income				54,152		54,152
Other comprehensive income, net of deferred federal income taxes			25,394			25,394
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	4,553				4,554
Dividends paid				(24,840)		(24,840)
Acquisition of treasury stock					(42,196)	(42,196)

Balance at December 31, 2009	$166	$144,814	$18,866	$506,301	$(49,712)	$620,435

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
Net income	$54,152	$70,258	$87,413
Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses), during the period, net of tax expense (benefit) of $13,615, $(5,676) and $2,384	25,285	(10,540)	4,428
Reclassification adjustment for losses (gains) included in net income, net of tax benefit (expense) of $59, $(237), and $2	109	(441)	4

Unrealized gains (losses) on securities available for sale	25,394	(10,981)	4,432

Comprehensive income	$79,546	$59,277	$91,845

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$54,152	$70,258	$87,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	12,049	11,254	10,037
(Benefit) provision for deferred income taxes	(3,024)	315	1,094
Net realized losses (gains) on investments	167	(678)	6
Changes in assets and liabilities:
Accounts receivable	1,554	17,551	1,847
Accrued investment income	(87)	1,015	(1,196)
Receivable from reinsurers	15,599	10,013	(5,591)
Ceded unearned premiums	7,922	7,198	4,224
Deferred policy acquisition costs	(1,213)	1,965	(1,248)
Other assets	4,277	(3,410)	2,548
Loss and loss adjustment expense reserves	(27,853)	(10,161)	28,276
Unearned premium reserves	(7,261)	(30,850)	(12,859)
Accounts payable and accrued liabilities	8,758	1,088	1,357
Payable to reinsurers	(3,617)	(2,371)	(906)
Other liabilities	2,646	(372)	1,826

Net cash provided by operating activities	64,069	72,815	116,828

Cash flows from investing activities:
Fixed maturities purchased	(200,796)	(108,209)	(284,398)
Equity securities purchased	(5,315)	(6,073)	(4,306)
Short term securities purchased	—	(82,892)	—
Proceeds from sales, paydowns and calls of fixed maturities	125,748	143,374	193,289
Proceeds from maturities of fixed maturities	10,522	26,656	24,000
Proceeds from sales of equity securities	3,680	3,991	4,635
Proceeds from maturities of short-term securities	82,996	—	—
Fixed assets purchased	(335)	(5,727)	(8,034)

Net cash provided by (used for) investing activities	16,500	(28,880)	(74,814)

Cash flows from financing activities:
Proceeds and excess tax benefits from exercise of stock options	486	2,151	647
Dividends paid to shareholders	(24,840)	(26,015)	(21,048)
Acquisition of treasury stock	(42,196)	(5,931)	(1,585)

Net cash used for financing activities	(66,550)	(29,795)	(21,986)

Net increase in cash and cash equivalents	14,019	14,140	20,028
Cash and cash equivalents at beginning of year	60,451	46,311	26,283

Cash and cash equivalents at end of period	$74,470	$60,451	$46,311

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$14,109	$32,420	$34,250
Interest	$75	$139	$83

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

        The Company is a leading provider of personal lines property and casualty insurance focused primarily on the Massachusetts market. The Company's principal product line is private passenger automobile insurance, which accounted for 69.2% of its direct written premiums in 2009. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company and Safety Property and Casualty Company (together referred to as the "Insurance Subsidiaries").

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

Accounts Receivable

        Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are both billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2009 and 2008, these allowances were $210 and $110, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

        Amounts that vary with and are primarily related to acquiring new and renewal business, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policies. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $96,503, $100,899 and $101,785 was charged to underwriting expenses for the years ended December 31, 2009, 2008 and 2007, respectively.

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

        Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $15,302 and $14,033 at December 31, 2009 and 2008, respectively.

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

        Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by ASC 740, Income Taxes, (prior authoritative literature Financial Accounting Standard FAS 109, "Accounting for Income Taxes.") A valuation allowance is established where management has assessed that it is more likely than not that the Company will not be able to utilize the full deferred tax asset.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

Earnings per Weighted Average Common Share

        Basic earnings per weighted average common share is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period including unvested restricted shares which are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. At December 31, 2009, 2008 and 2007, the Company's potentially dilutive instruments were common shares under options of 215,337, 238,666 and 334,588, respectively.

        The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Years Ended December 31,
	2009	2008	2007
Net income as reported	$54,152	$70,258	$87,413
Less dividends:
Distributed to common shareholders	24,422	25,677	20,818
Distributed to participating security holders	419	338	230

Total undistributed earnings	$29,311	$44,243	$66,365

Undistributed earnings to common shareholders	$28,804	$43,649	$65,680

Undistributed earnings to participating security holders	$507	$594	$685

Net income available to common shareholders for basic and diluted earnings per share	$54,152	$70,258	$87,413

Weighted average number of common shares outstanding	15,264,244	16,046,937	16,022,074
Common equivalent shares—restricted stock	269,087	218,248	167,057

Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,533,331	16,265,185	16,189,131
Common equivalent shares—stock options	18,732	43,209	61,936

Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,552,063	16,308,394	16,251,067

Basic earnings per share	$3.49	$4.32	$5.40

Diluted earnings per share	$3.48	$4.31	$5.38

        Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company's common stock during the period because their inclusion would be anti-dilutive. There were 167,925, 168,925 and 174,925, anti-dilutive stock options for the year ended December 31, 2009, 2008 and 2007.

Share-Based Compensation

        Prior to January 1, 2006, the Company accounted for share-based compensation to employees and non-employee directors in accordance with the recognition and measurement principles of ASC 718, Share Based Compensation, (prior authoritative literature Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by FAS 123, "Accounting for Stock-Based

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

Compensation" and as amended by FAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure.") Accordingly, no compensation cost related to stock options was reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company historically reported pro forma results under the disclosure-only provisions of ASC 718, (prior authoritative literature FAS 123.)

        Effective January 1, 2006, the Company adopted ASC 718, Share Based Compensation (prior authoritative literature FAS 123R (revised 2004), "Share-Based Payment,") which requires the Company to measure and recognize the cost of employee services received in exchange for an award of equity instruments. Under the provisions of ASC 718, (prior authoritative literature FAS 123R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

        As permitted by ASC 718, (prior authoritative literature FAS 123R), the Company elected the modified prospective transition method. Under the modified prospective transition method, (i) compensation expense for share-based awards granted prior to January 1, 2006 is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes as adjusted to incorporate forfeiture assumptions, and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of ASC 718, (prior authoritative literature FAS 123R). Results for periods prior to January 1, 2006 have not been restated.

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

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Codification ("ASC") 105, Generally Accepted Accounting Principles (prior authoritative literature—Statement of Financial Accounting Standard ("FAS") No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC 105 is now the single source of authoritative nongovernmental GAAP. ASC 105 reorganizes the thousands of

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 was effective for financial statements issued for reporting periods that end after September 15, 2009. As of September 30, 2009, all of the Company's disclosures in its consolidated financial statements are now referenced in accordance with ASC 105. The implementation of ASC 105 did not have an impact on the Company's consolidated results of operations or financial position as it does not change authoritative guidance.

        ASC 820, Fair Value Measurements and Disclosures (prior authoritative literature—FAS No.157, Fair Value Measurements) defines fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. This standard applies to fair value measurements already required or permitted by existing standards and was effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted ASC 820 on January 1, 2008. The adoption of ASC 820 did not have an impact on the Company's consolidated results of operations or financial position. See Note 3, "Investments," for further information regarding the Company's investments and fair value measurements.

        ASC 825, Financial Instruments (prior authoritative literature—FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115) permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. ASC 825 was effective for fiscal years beginning after November 15, 2007. The Company has chosen not to elect the fair value option permitted by this statement.

        ASC 260, Other Presentation Matters—Participating Securities and the Two Class Method (prior authoritative literature—Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting. ASC 260 requires that such instruments that hold unforfeitable rights to dividends or dividend equivalents, regardless of whether paid or unpaid, should be considered participating securities and accordingly, should be included in the calculation of earnings per share ("EPS") under the two-class method instead of the treasury stock method. Under the Company's employee incentive compensation plan, restricted stock grantees have unforfeitable rights to dividends before the vesting period and are therefore, participating securities and treated as a separate class of securities in calculating earning per share. The Company adopted ASC 260 effective January 1, 2009, and has since used the two-class method to calculate earnings per share. In accordance with the adoption provisions of ASC 260, all prior period earnings per share data has been adjusted retroactively to conform to the provisions of ASC 260. For the years ended December 31, 2008 and 2007 basic EPS was reduced by $0.06 cents per share and diluted EPS was reduced by $0.05 cents per share from previously disclosed amounts.

        ASC 320, Investments—Debt and Equity Securities (prior authoritative literature—FASB Staff Position ("FSP") FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments) requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. The Company adopted ASC 320 effective April 1, 2009. The adoption of ASC 320 did not have an impact on the Company's consolidated results of operations or financial position. For further information, see Note 3, "Investments."

        ASC 825, Financial Instruments (prior authoritative literature FSP FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments) requires disclosures about fair value of financial instruments in interim and annual financial statements and is effective for periods ending after June 15, 2009. The Company adopted ASC 825 effective for its interim reporting period ending June 30, 2009, and its adoption did not have an impact on the Company's consolidated financial condition or results of operations. For further information, see Note 3, "Investments."

        ASC 820, Fair Value Measurements and Disclosures (prior authoritative literature FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly) expands certain disclosure requirements and is effective for periods ending after June 15, 2009. The Company adopted ASC 820 effective for its interim period ending June 30, 2009, and its adoption did not have an impact on the Company's consolidated financial condition or results of operations.

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

Segments

        The Company comprises one business segment: property and casualty insurance operations. Management organizes the business around private passenger automobile insurance in Massachusetts sold exclusively through independent agents and offers other personal and commercial insurance as complementary products. In accordance with ASC 820, Segment Reporting (prior authoritative standard FAS 131, "Disclosures About Segments of an Enterprise and Related Information,") the financial information of the segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

3.     Investments

        The gross unrealized gains and losses on investments in fixed maturity securities and equity securities, including interests in mutual funds, were as follows for the periods indicated:

	As of December 31, 2009
			Gross Unrealized Losses(3)
	Cost or Amortized Cost	Gross Unrealized Gains	Non-OTTI Unrealized Losses	OTTI Unrealized Losses(4)	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$315,992	$12,341	$(955)	$—	$327,378
Obligations of states and political subdivisions	468,319	16,218	(1,116)	—	483,421
Asset-backed securities(1)	82,694	606	(2,469)	—	80,831
Corporate and other securities	122,439	4,737	(477)	—	126,699

Subtotal, fixed maturity securities	989,444	33,902	(5,017)	—	1,018,329
Equity securities(2)	9,736	140	—	—	9,876

Totals	$999,180	$34,042	$(5,017)	$—	$1,028,205

	As of December 31, 2008
			Gross Unrealized Losses(3)
	Cost or Amortized Cost	Gross Unrealized Gains	Non-OTTI Unrealized Losses	OTTI Unrealized Losses(4)	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$288,598	$8,532	$(244)	$—	$296,886
Obligations of states and political subdivisions	498,339	9,414	(6,132)	—	501,621
Asset-backed securities(1)	77,656	—	(17,122)	—	60,534
Corporate and other securities	65,243	420	(4,533)	—	61,130

Subtotal, fixed maturity securities	929,836	18,366	(28,031)	—	920,171
Equity securities(2)	8,419	—	(379)	—	8,040
Short term securities	82,928	—	—	—	82,928

Totals	$1,021,183	$18,366	$(28,410)	$—	$1,011,139

(1)
Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $294,648 and $286,100 at amortized cost and $306,077 and $294,064 at fair value as of December 31, 2009 and December 31, 2008, respectively. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

(2)
Equity securities consist solely of interests in mutual funds held to fund the Company's executive deferred compensation plan.

(3)
The Company's investment portfolio included 89 and 161 securities in an unrealized loss position as of December 31, 2009 and December 31, 2008, respectively.

(4)
Amounts in this column represent OTTI recognized in accumulated other comprehensive income.

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

	As of December 31, 2009
	Amortized Cost	Estimated Fair Value
Due in one year or less	$69,739	$70,872
Due after one year through five years	223,076	232,777
Due after five years through ten years	178,479	184,753
Due after ten years through twenty years	131,120	133,172
Due after twenty years	9,687	9,847
Asset-backed securities	377,343	386,908

Totals	$989,444	$1,018,329

        The gross realized (losses) gains on sales of fixed maturity, short-term, and equity securities were as follows for the periods indicated:

	Years Ended December 31,
	2009	2008	2007
Gross realized gains
Fixed maturity securities	$453	$2,251	$962
Equity securities	—	—	175
Short term securities	1	—	—
Gross realized losses
Fixed maturity securities	(303)	(1,116)	(1,142)
Equity securities	(318)	(457)	(1)

Net realized (losses) gains on fixed maturity and equity securities	$(167)	$678	$(6)

        Proceeds from fixed maturities maturing were $10,522, $26,656 and $24,000 for the year ended December 31, 2009, 2008 and 2007, respectively.

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

        The following tables as of December 31, 2009 and December 31, 2008 illustrate the gross unrealized losses included in the Company's investment portfolio and the fair value of those securities

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

aggregated by investment category. The tables also illustrate the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$43,585	$932	$566	$23	$44,151	$955
Obligations of states and political subdivisions	47,585	257	13,483	859	61,068	1,116
Asset-backed securities	4,940	67	45,165	2,402	50,105	2,469
Corporate and other securities	26,217	315	5,143	162	31,360	477

Subtotal, fixed maturity securities	122,327	1,571	64,357	3,446	186,684	5,017
Equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$122,327	$1,571	$64,357	$3,446	$186,684	$5,017

	As of December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$4,300	$9	$9,770	$235	$14,070	$244
Obligations of states and political subdivisions	116,605	4,524	32,220	1,608	148,825	6,132
Asset-backed securities	24,036	7,876	36,498	9,246	60,534	17,122
Corporate and other securities	21,503	931	16,307	3,602	37,810	4,533

Subtotal, fixed maturity securities	166,444	13,340	94,795	14,691	261,239	28,031
Equity securities	2,458	353	33	26	2,491	379

Total temporarily impaired securities	$168,902	$13,693	$94,828	$14,717	$263,730	$28,410

        As of December 31, 2009, the Company held insured investment securities of approximately $306,599 which represented approximately 29.8% of the Company's total investment portfolio. Approximately $36,823 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The following table shows the Company's insured investment securities that are backed by financial guarantors including pre-refunded securities as of December 31, 2009. The Company does not have any direct investment holdings in a financial guarantee insurance company.

	As of December 31, 2009
Financial Guarantor	Total	Pre-refunded Securities	Exposure Net of Pre-refunded Securities
Municipal bonds
Ambac Assurance Corporation	$42,424	$3,446	$38,978
Financial Guaranty Insurance Company	271	271	—
Assured Guaranty Municipal Corporation	111,310	19,428	91,882
National Public Finance Guaranty Corporation	144,968	13,678	131,290

Total municipal bonds	298,973	36,823	262,150

Other asset-backed securities
Ambac Assurance Corporation	4,112	—	4,112
Financial Guaranty Insurance Company	2,504	—	2,504
Syncora Corporation (XL Capital Assurance)	1,010	—	1,010
National Public Finance Guaranty Corporation	—	—	—

Total other asset-backed secuirities	7,626	—	7,626

Total	$306,599	$36,823	$269,776

        The following table shows the Company's insured investments by Moody's rating where it is available both with and without the impact of the insurance guarantee as of December 31, 2009.

	As of December 31, 2009
Rating	Rating With Insurance	Rating Without Insurance
Aaa	$3,999	$3,999
Aa1	10,477	10,477
Aa2	32,561	32,561
Aa3	140,047	81,919
A1	45,307	79,787
A2	16,451	29,371
A3	28,934	33,430
Baa1	271	271
Baa2	4,112	4,112
Ba2	—	6,232

	$282,159	$282,159

Other-Than-Temporary Impairments

        ASC 320, Investments—Debt and Equity Securities (prior authoritative literature—FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments) requires entities to

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

separate an other-than-temporary impairment ("OTTI") of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. Prior to April 1, 2009, the Company had to determine whether it had the intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors resulted in the Company's conclusion that declines in market values were other-than-temporary, the cost of the securities was written down to market value and the reduction in value was reflected as a realized loss.

        Effective under ASC 320, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income

        As of December 31, 2009, with the exception of two securities which represented 0.1% of the Company's total investment in fixed income securities, the Company's fixed income securities portfolio was comprised entirely of investment grade corporate fixed maturity securities, U.S. Government and Agency securities, states and political subdivision securities, and asset-backed securities (i.e., all securities received a rating assigned by Moody's Investors Service, Inc. of Baa or higher, except the few securities not rated by Moody's.) The Company holds no subprime mortgage debt securities. All of the Company's holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody's or Standard & Poor's.

        The unrealized losses in the Company's fixed income portfolio as of December 31, 2009 were reviewed for potential other than temporary asset impairments. The Company obtained specific qualitative analysis regarding certain debt securities held at December 31, 2009 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was also performed for any additional securities appearing on our "Watch List." Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

        The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the fixed maturity investment portfolio at December 31, 2009, resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, decreases in fair values of the Company's securities are viewed as being temporary.

        During the year ended December 31, 2009, there was no significant deterioration in the credit quality of any of our holdings. During the year ended December 31, 2008, there was a significant deterioration in the issuer's financial condition of one of our holdings, American International Group, Inc. Accordingly in the third quarter of 2008, we recorded an other-than-temporary impairment

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

charge of $1,032 for this security. We sold this security during the third quarter of 2009 and recognized an additional loss of $14.

        Based upon the qualitative analysis performed, the Company's decision to hold these securities, the Company's current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

        ASC 320, Investments—Debt and Equity Securities (prior authoritative literature—FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments) requires that the Company record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the noncredit component of a previously recognized OTTI from retained earnings to other comprehensive income (loss). At December 31, 2009 and December 31, 2008, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other than temporarily impaired.

Net Investment Income

        The components of net investment income were as follows:

	Years Ended December 31,
	2009	2008	2007
Interest and dividends on fixed maturities	$44,160	$45,207	$43,025
Dividends on equity securities	161	270	311
Interest on short term securities	78	35	—
Interest on cash, and cash equivalents	232	1,588	2,236

Total investment income	44,631	47,100	45,572
Investment expenses	1,323	1,329	1,317

Net investment income	$43,308	$45,771	$44,255

Fair Value Measurements

        ASC 820, Fair Value Measurements and Disclosure (prior authoritative literature—FAS157, Fair Value Measurements) provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). ASC 820 establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). The fair value hierarchy in ASC 820 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

  Level 1—Valuations based on quoted prices in active markets for identical assets and liabilities;

  Level 2—Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

  Level 3—Valuations based on unobservable inputs.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        Fair values for the Company's fixed maturity securities are based on prices provided by its custodian bank and its investment manager. Both the custodian bank and the investment manager use a variety of independent, nationally recognized pricing services to determine market valuations. If the pricing service cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. A minimum of two quoted prices is obtained for the majority of fixed maturity securities in the Company's investment portfolio. The Company's custodian bank is its primary provider of quoted prices from third-party pricing services and broker-dealers. To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from the Company's investment manager. An examination of the pricing data is then performed for each security. If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from the Company's custodian bank is used in the Company's financial statements for the security. If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, the Company obtains a quote from an alternative source, if possible, and documents and resolves any differences between the pricing sources. In addition, the Company may request that its investment manager and their traders provide input as to which vendor is providing prices that their traders believe are reflective of fair value for the security. Following this process, the Company may decide to value the security in its financial statements using the secondary or alternative source if it believes that pricing is more reflective of the security's value than the primary pricing provided by its custodian bank. The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

        Fair values of instruments are based on (i) quoted prices in active markets for identical assets (Level 1), (ii) quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs are observable in active markets (Level 2) or (iii) valuations derived from valuation techniques in which one or more significant inputs are unobservable in the marketplace (Level 3).

        The Company's Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets. The Company's Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs. On January 1 and December 31, 2009, the Company's Level 3 securities consisted of one asset-backed security whose price was based solely on a single broker quote which was deemed to be obtained through unobservable inputs.

        In order to ensure the fair value determination is representative of an exit price (consistent with ASC 820), the Company's procedures for validating quotes or prices obtained from third-parties include, but are not limited to, obtaining a minimum of two price quotes for each fixed maturity security if possible, as discussed above, the periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date, and the periodic review of reports provided by its investment manager regarding those securities with ratings changes and securities placed on the Company's "Watch List." In addition, valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company's external

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

investment manager, whose investment professionals are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price (consistent with ASC 820).

        Approximately 99.8% of the Company's portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2009. There were no significant changes to the valuation process during the year ending 2009.

        As of December 31, 2009 and December 31, 2008, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

        The following tables summarize our total fair value measurements and the fair value measurements based on Level 3 inputs for investments for the periods indicated.

	As of December 31, 2009
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities and obligations of U.S. Government agencies	$327,378	$—	$327,378	$—
Obligations of states and political subdivisions	483,421	—	483,421	—
Asset-backed securities	80,831	—	78,327	2,504
Corporate and other securities	126,699	—	126,699	—
Equity securities	9,876	9,876	—	—

Total investment securities	$1,028,205	$9,876	$1,015,825	$2,504

	As of December 31, 2008
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities and obligations of U.S. Government agencies	$296,886	$—	$296,886	$—
Obligations of states and political subdivisions	501,621	—	501,621	—
Asset-backed securities	60,534	—	58,692	1,842
Corporate and other securities	61,130	—	61,130	—
Equity securities	8,040	8,040	—	—
Short term securities	82,928	—	82,928	—

Total investment securities	$1,011,139	$8,040	$1,001,257	$1,842

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The following table summarizes the changes in the Company's Level 3 fair value measurements for the periods indicated.

Asset-Backed Securities
Balance at January 1, 2009	$1,842
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	662
Purchases and sales	—
Transfers in (out) of Level 3	—

Balance at December 31, 2009	$2,504

Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at December 31, 2009	$—

Asset-Backed Securities
Balance at January 1, 2008	$3,758
Net gains and losses included in earnings	—
Net losses included in other comprehensive income	(1,916)
Purchases and sales	—
Transfers in (out) of Level 3	—

Balance at December 31, 2008	$1,842

Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at December 31, 2008	$—

        Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the tables above, no transfers were made in or out of Level 3 inputs during the years ended December 31, 2009 and 2008.

4.     Equipment and Leasehold Improvements

        The carrying value of equipment and leasehold improvements by classification was as follows:

	As of December 31,
	2009	2008
Software	$8,244	$8,244
Data processing equipment	3,795	3,559
Leasehold improvements	2,501	2,501
Other equipment	1,729	1,645
Furniture and fixtures	924	908
Automobiles	53	53

Total cost	17,246	16,910
Less accumulated depreciation and amortization	8,248	5,550

Equipment and leasehold improvements, net	$8,998	$11,360

        Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $2,698, $2,443 and $1,153 respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

5.     Employee Benefit Plans

The Safety Insurance 401(k) Retirement Plan

        The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the "Retirement Plan"). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan, and is allowed to contribute on a pre-tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant's base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $2,113, $2,031 and $1,900 for the years ended December 31, 2009, 2008 and 2007, respectively.

Management Omnibus Incentive Plan

        Long-term incentive compensation is provided under the Company's 2002 Management Omnibus Incentive Plan ("the Incentive Plan") which provides for a variety of stock-based compensation awards, including nonqualified stock options ("NQSOs"), incentive stock options, stock appreciation rights and restricted stock ("RS") awards.

        On March 10, 2006, the Board approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes. A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At December 31, 2009, there were 920,434 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        A summary of stock based awards granted under the Incentive Plan is as follows:

Type of Equity Awarded	Effective Date	Number of Awards Granted	Exercise Price(1) or Fair Value(2) per Share		Vesting Terms	Expiration Date
NQSOs	November 27, 2002	379,000	$12.00	(1)	5 years, 20% annually	November 27, 2012
NQSOs	February 20, 2003	99,000	$13.30	(1)	5 years, 20% annually	February 20, 2013
NQSOs	March 31, 2003	292,000	$13.03	(1)	3 years, 30%-30%-40%	March 31, 2013
NQSOs	August 21, 2003	10,000	$15.89	(1)	5 years, 20% annually	August 21, 2013
NQSOs	March 25, 2004	111,000	$18.50	(1)	5 years, 20% annually	March 25, 2014
RS	March 25, 2004	70,271	$18.50	(2)	3 years, 30%-30%-40%	N/A
NQSOs	August 30, 2004	10,000	$21.40	(1)	5 years, 20% annually	August 30, 2014
NQSOs	March 16, 2005	78,000	$35.23	(1)	5 years, 20% annually	March 16, 2015
RS	March 16, 2005	56,770	$35.23	(2)	3 years, 30%-30%-40%	N/A
RS	March 16, 2005	4,000	$35.23	(2)	No vesting period(3)	N/A
NQSOs	March 10, 2006	126,225	$42.85	(1)	5 years, 20% annually	March 10, 2016
RS	March 10, 2006	58,342	$42.85	(2)	3 years, 30%-30%-40%	N/A
RS	March 10, 2006	4,000	$42.85	(2)	No vesting period(3)	N/A
RS	February 26, 2007	65,760	$45.62	(2)	3 years, 30%-30%-40%	N/A
RS	February 26, 2007	4,000	$45.62	(2)	No vesting period(3)	N/A
RS	March 22, 2007	49,971	$38.78	(2)	5 years, 20% annually	N/A
RS	March 10, 2008	76,816	$35.80	(2)	3 years, 30%-30%-40%	N/A
RS	March 10, 2008	4,000	$35.80	(2)	No vesting period(3)	N/A
RS	March 20, 2008	45,779	$34.37	(2)	5 years, 20% annually	N/A
RS	March 9, 2009	95,953	$28.66	(2)	3 years, 30%-30%-40%	N/A
RS	March 9, 2009	4,000	$28.66	(2)	No vesting period(3)	N/A
RS	March 19, 2009	38,046	$33.24	(2)	5 years, 20% annually	N/A

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

Stock Options

        The fair value of stock options used to compute both net income and earnings per share disclosures for the years ended December 31, 2009, 2008 and 2007 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,
	2009	2008	2007
Expected dividend yield	1.36% - 2.16%	1.36% - 2.52%	1.36% - 2.52%
Expected volatility	0.28 - 0.36	0.20 - 0.36	0.20 - 0.36
Risk-free interest rate	3.23% - 4.76%	3.23% - 4.76%	3.23% - 4.76%
Expected holding period	6.5 - 7 years	6.5 - 7 years	6.5 - 7 years

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        Expected dividend yield is the Company's dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future. Expected volatility is based on historical volatility of the Company's common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option. The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option. The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term. There were no stock options granted during the twelve months ended December 31, 2009, 2008 and 2007.

        The following table summarizes stock option activity under the Incentive Plan.

	2009		2008		2007
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	238,666	$33.66	334,588	$28.25	373,996	$27.53
Exercised during the year	(22,329)	16.45	(95,722)	14.79	(28,508)	14.95
Forfeited during the year	(1,000)	42.85	(200)	18.50	(10,900)	38.38

Outstanding at end of year	215,337	35.40	238,666	33.66	334,588	28.25

Exercisable at end of year	154,847	$33.11	120,631	$30.33	142,008	$20.97

        At December 31, 2009, the aggregate intrinsic value of outstanding shares under option was $971 with a weighted average remaining contractual term of 5.5 years. At December 31, 2008, the aggregate intrinsic value of outstanding shares under option and exercisable was $1,629 with a weighted average remaining contractual term of 6.3 years. At December 31, 2007 the aggregate intrinsic value of outstanding shares under option and exercisable was $3,552 with a weighted average remaining contractual term of 6.7 years. Aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company's closing year end stock price of $36.23, $38.06 and $36.62 for December 31, 2009, 2008 and 2007, respectively. Those amounts would have been received by the option holders had all option holders exercised their options as of those dates. The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at December 31, 2009, 2008, and 2007. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $442, $2,227 and $618, respectively.

        A summary of the status of non-vested options as of December 31, 2009 is presented below:

	Number of Shares	Weighted Average Grant Date Exercise Price
Non-vested at beginning of year	118,035	$37.06
Vested during the year	(56,545)	32.47
Forfeited during the year	(1,000)	42.85

Non-vested at end of year	60,490	$41.26

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        As of December 31, 2009, there was $435 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 1.0 years.

        Cash received from options exercised was $367, $1,416 and $426 for the years ended December 31, 2009, 2008, and 2007, respectively.

        As a result of adopting ASC 718, Compensation-Stock Compensation (prior authoritative literature FAS 123R) on January 1, 2006, the Company's net income for the twelve months ended December 31, 2009 was lowered by $336, net of income tax benefit of $181. The Company's net income for the twelve months ended December 31, 2008 was lowered by $375, net of income tax benefit of $202. The impact on basic and diluted EPS for the twelve months ended December 31, 2009 was a reduction of $0.02 and $0.02 per share, respectively. The impact on basic and diluted EPS for the twelve months ended December 31, 2008 was a reduction of $0.02 and $0.02 per share, respectively.

Restricted Stock

        Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company's common stock on the grant date and amortized ratably as expense over the requisite service period.

        The following table summarizes restricted stock activity under the Incentive Plan for the years ending December 31.

	2009		2008		2007
	Shares Under Restriction	Weighted Average Fair Value	Shares Under Restriction	Weighted Average Fair Value	Shares Under Restriction	Weighted Average Fair Value
Outstanding at beginning of year	246,325	$38.77	186,751	$41.85	126,790	$35.67
Granted during the year	137,999	29.92	126,595	35.28	119,731	42.77
Vested and unrestricted during the year	(84,852)	40.20	(67,021)	40.79	(57,740)	30.27
Forfeited during the year	(638)	36.57	—	—	(2,030)	38.78

Outstanding at end of year	298,834	$34.28	246,325	$38.77	186,751	$41.85

        As of December 31, 2009, there was $6,407 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years. The total fair value of the shares that were vested and unrestricted during the twelve months ended December 31, 2009, 2008 and 2007 was $3,412, $2,733 and $1,748, respectively. For the years ended December 31, 2009, 2008 and 2007, the Company recorded compensation expense related to restricted stock of $2,493, $2,230 and $1,801 net of income tax benefits of $1,342, $1,201 and $970, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

6.     Commitments and Contingencies

Lease Commitments

        The Company has various non-cancelable long-term operating leases. The approximate minimum annual rental payments due under these lease agreements as of December 31, 2009 are as follows:

2010	$4,082
2011	4,069
2012	4,337
2013	4,307
2014 and after	22,166

Total minimum lease payments	$38,961

        Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense was $4,113, $3,962 and $3,482 for the years ended December 31, 2009, 2008 and 2007, respectively. All leases expire prior to 2019. The Company expects that in the normal course of business, leases that expire will be renewed.

        An eighth amendment to a lease agreement for the lease of office space was executed on April 5, 2007. Under the provisions of this amendment, additional space was occupied and the lease term was extended an additional ten years commencing on January 1, 2009, with an option to renew for one additional five year term.

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

        In addition, on November 21, 2008, the Massachusetts Office of the Attorney General (the "AG") delivered a civil investigative demand (the "CID") to Safety Insurance Company. The CID directed the Company to produce certain information related to its policies and practices in connection with underwriting insurance policies on motorcycles and adjusting total loss claims under such policies. Other insurance companies are also being investigated by the AG related to their policies and practices related to motorcycle insurance.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The focus of the AG's investigation was on the insured values determined by us for purposes of charging premiums for physical damage insurance coverage. In 2008, coverage for motorcycles represented 1.9% of the Company's total private passenger automobile insurance. The Company has been cooperating with the AG and responding to the CID and various related additional requests for information by the AG since that time.

        In connection with the matters addressed by the CID, the AG delivered a letter to Safety Insurance Company dated February 2, 2009, in which the AG stated that it "has reason to believe that Safety Insurance Company has violated the Massachusetts Consumer Protection Act, G.L. c. 93A, §2, by engaging in unfair and deceptive acts and practices regarding motorcycle insurance. Specifically, the AG stated it "has reason to believe that the Company overcharged its customers for motorcycle insurance and engaged in related unfair claims settlement practices." By issuing this letter the AG met a statutory prerequisite to filing a civil complaint under the Massachusetts Consumer Protection Act against the Company.

        On January 14, 2010, the Company announced it had reached an agreement with the Massachusetts Attorney General's office to change the way in which it calculated motorcycle insurance premiums for certain types of coverage dating back to January 1, 2002. Under the terms of the settlement, it is anticipated that Safety will be returning approximately $7,200 to policyholders.

        The Company is working with the Attorney General's office to identify the policies on which refunds will be issued and the amount of the refunds to each individual policyholder. The Company will notify policyholders of the amounts of any refunds offered and, upon receipt of the appropriate releases from the policyholders, intends to issue the refund checks in August 2010.

7.     Debt

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

        The Company's obligations under the credit facility are secured by pledges of our assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. Among other covenants, the credit facility restricts the Company's payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of our prior year's net income, as determined in accordance with GAAP. As of December 31, 2009, the Company was in compliance with all such covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The Company had no amounts outstanding on its credit facility at December 31, 2009 and 2008. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at December 31, 2009, 2008 and 2007.

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

        The Company is subject to concentration of credit risk with respect to reinsurance ceded to CAR. At December 31, 2009 and 2008, respectively, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $54,812 and $70,717 and ceded unearned premiums of $10,212 and $18,378 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company's participation in CAR resulted in assumed net income of $6,299 for 2009 and assumed net losses of $4,251 and $4,962 for the years ended December 31, 2008 and 2007, respectively.

        CAR has been, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement has applied to the Company.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The effect of reinsurance on net written and earned premiums and losses and LAE is as follows:

	Years Ended December 31,
	2009	2008	2007
Written Premiums
Direct	$559,747	$573,509	$619,848
Assumed	14,564	37,439	53,256
Ceded	(41,682)	(58,044)	(72,532)

Net written premiums	$532,629	$552,904	$600,572

Earned Premiums
Direct	$555,020	$595,673	$628,124
Assumed	26,552	46,125	57,839
Ceded	(49,603)	(65,242)	(76,755)

Net earned premiums	$531,969	$576,556	$609,208

Loss and LAE
Direct	$357,269	$372,951	$391,639
Assumed	13,241	38,548	46,119
Ceded	(24,209)	(41,676)	(63,265)

Net loss and LAE	$346,301	$369,823	$374,493

9.     Loss and Loss Adjustment Expense Reserves

        The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE as shown in the Company's consolidated financial statements for the years indicated:

	Years Ended December 31,
	2009	2008	2007
Reserves for losses and LAE, beginning of year	$467,559	$477,720	$449,444
Less reinsurance recoverable on unpaid losses and LAE	(76,489)	(84,290)	(78,464)

Net reserves for losses and LAE, beginning of year	391,070	393,430	370,980

Incurred losses and LAE, related to:
Current year	390,366	405,761	405,284
Prior years	(44,065)	(35,938)	(30,791)

Total incurred losses and LAE	346,301	369,823	374,493

Paid losses and LAE related to:
Current year	235,681	229,924	229,237
Prior years	126,858	142,259	122,806

Total paid losses and LAE	362,539	372,183	352,043

Net reserves for losses and LAE, end of year	374,832	391,070	393,430
Plus reinsurance recoverables on unpaid losses and LAE	64,874	76,489	84,290

Reserves for losses and LAE, end of year	$439,706	$467,559	$477,720

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        At the end of each period, the reserves were re-estimated for all prior accident years. The Company's prior year reserves decreased by $44,065, $35,938, and $30,791 for the years ended December 31, 2009, 2008, and 2007, respectively. The decrease in prior year reserves during 2009 resulted from re-estimations of prior year ultimate loss and LAE liabilities and is primarily composed of reductions of $24,979 in the Company's retained automobile reserves, $11,551 in reserves assumed from CAR, and $6,103 in the Company's retained homeowners and all other reserves. The decrease in prior year reserves during 2008 resulted from re-estimations of prior years ultimate loss and LAE liabilities and is primarily composed of reductions of $21,752 in the Company's retained automobile reserves and $8,905 in reserves assumed from CAR. The decrease in prior year reserves during 2007 resulted from re-estimations of prior years ultimate loss and LAE liabilities and is primarily composed of reductions of $15,503 in the Company's retained automobile reserves, $11,335 in CAR assumed reserves and $2,941 in the Company's retained homeowner's reserves.

        The Company's private passenger automobile line of business prior year reserves decreased by $30,489 for the year ended December 31, 2009. The decrease was primarily due to improved retained private passenger results of $18,275 for the accident years 2004 through 2008, and improved assumed CAR results for the private passenger automobile pool of $8,596 for accident years 2005 through 2008. The Company's private passenger automobile line of business prior year reserves decreased by $26,960 for the year ended December 31, 2008. The decrease was primarily due to improved retained private passenger results of $17,313 for accident years 2002 through 2007, and improved assumed CAR results for the private passenger automobile pool of $7,847 for accident years 2004 through 2007. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company's established bodily injury and property damage case reserves. The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee.

        Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

10.   Income Taxes

        A summary of the income tax expense in the Consolidated Statements of Income is shown below:

	Years Ended December 31,
	2009	2008	2007
Current Income Taxes:
Federal	$23,243	$27,534	$36,314
State	23	2	26

	23,266	27,536	36,340

Deferred Income Taxes:
Federal	(3,024)	315	1,094
State	—	—	—

	(3,024)	315	1,094

Total income tax expense	$20,242	$27,851	$37,434

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The income tax expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows:

	Years Ended December 31,
	2009	2008	2007
Federal income tax expense, at statutory rate	$26,038	$34,338	$43,696
Tax-exempt investment income, net	(6,023)	(6,723)	(6,486)
State taxes, net	20	2	17
Other, net	207	234	207

Total income tax expense	$20,242	$27,851	$37,434

        The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company's consolidated federal tax return group. Its components were as follows:

	Years Ended December 31,
	2009	2008
Deferred tax assets:
Discounting of loss reserves	$8,890	$9,266
Discounting of unearned premium reserve	19,883	18,765
Bad debt allowance	353	397
Depreciation	—	29
Net unrealized losses on investments	—	3,877
Employee benefits	5,571	4,944
State loss carryforwards	410	984
AG motorcycle policies settlement	2,641	—
Rent incentive	1,164	—
Other	831	867

Total deferred tax assets before valuation allowance	39,743	39,129
Valuation allowance for deferred tax assets	(2,079)	(1,619)

Total deferred tax assets, net of valuation allowance	37,664	37,510

Deferred tax liabilities:
Deferred acquisition costs	(16,765)	(16,341)
Investments	(502)	(456)
Net unrealized gains on investments	(10,159)	—
Depreciation	(354)	—
Software development costs	(1,549)	(1,727)

Total deferred tax liabilities	(29,329)	(18,524)

Net deferred tax asset	$8,335	$18,986

        The Company believes, based upon consideration of objective and verifiable evidence, including its recent earnings history and its future expectations, that the Company's taxable income in future years will be sufficient to realize all federal deferred tax assets. A valuation allowance of $2,079 and $1,619 was established against state deferred tax assets at December 31, 2009 and 2008, respectively. This

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

valuation allowance is based upon management's assessment that it is more likely than not that the Company will not be able to utilize these state deferred tax assets.

        The Company adopted the provisions of ASC 740, Income Taxes, (prior authoritative literature FIN 48) on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that the Company determine whether the benefits of its tax positions have a more likely than not chance of being sustained upon audit based upon the technical merits of the tax position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of ASC 740, the Company recognized no adjustment to its consolidated balance sheet or statement of operations. The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the IRS. Therefore, the Company has not recorded a liability under ASC 740.

        As of December 31, 2009, 2008, and 2007, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

        The Company records interest and penalties associated with audits as a component of Income before income taxes. Penalties are recorded in Underwriting, operating and other expenses, and interest expense is recorded in Interest expenses in the Consolidated Statement of Operations. The Company had no interest and penalties accrued as of December 31, 2009 and 2008.

        As of December 31, 2009, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2006. The Company is not currently under examination by the IRS. During the year 2009, the Massachusetts Department of Revenue concluded its review of the 2005 and 2006 tax periods. The resulting audit adjustments were immaterial to the Company's financial position.

11.   Share Repurchase Program

        On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company's outstanding common shares. On March 24, 2009, the Board of Directors increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company's outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management's discretion. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

        During the year ended December 31, 2009, the Company purchased 1,332,535 of its common shares on the open market under the program at a cost of $42,196, resulting in total shares purchased of 1,564,548 at a cost of $49,712 as of December 31, 2009. At December 31, 2008, the Company had purchased 232,013 of its common shares on the open market under the program at a cost of $7,516.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

12.   Statutory Net Income and Surplus

Statutory Accounting Practices

        The Company's insurance company subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Statutory net income of the Company's insurance company subsidiaries was $51,640, $75,144 and $89,683 for the years ended December 31, 2009, 2008 and 2007, respectively. Statutory capital and surplus of the Company's insurance subsidiaries was $556,575 and $560,462 at December 31, 2009 and 2008, respectively.

Dividends

        The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the "Commissioner"). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2009, the statutory surplus of Safety Insurance was $556,575 and its net income for 2009 was $46,956. As a result, a maximum of $55,657 is available in 2010 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2009, Safety Insurance recorded dividends to Safety of $64,412.

13.   Fair Value of Financial Instruments

        ASC 820, Fair Value Measurements and Disclosure (prior authoritative literature—FAS157, Fair Value Measurements) provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). ASC 820 establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). The fair value hierarchy in ASC 820 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

  Level 1—Valuations based on quoted prices in active markets for identical assets and liabilities;

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

  Level 2—Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

  Level 3—Valuations based on unobservable inputs.

        Fair values for the Company's fixed maturity securities are based on prices provided by its custodian bank and its investment manager. Both the custodian bank and the investment manager use a variety of independent, nationally recognized pricing services to determine market valuations. If the pricing service cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. A minimum of two quoted prices is obtained for the majority of fixed maturity securities in the Company's investment portfolio. The Company's custodian bank is its primary provider of quoted prices from third-party pricing services and broker-dealers. To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from the Company's investment manager. An examination of the pricing data is then performed for each security. If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from the Company's custodian bank is used in the Company's financial statements for the security. If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, the Company obtains a quote from an alternative source, if possible, and documents and resolves any differences between the pricing sources. In addition, the Company may request that its investment manager and their traders provide input as to which vendor is providing prices that their traders believe are reflective of fair value for the security. Following this process, the Company may decide to value the security in its financial statements using the secondary or alternative source if it believes that pricing is more reflective of the security's value than the primary pricing provided by its custodian bank. The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

        Fair values of instruments are based on (i) quoted prices in active markets for identical assets (Level 1), (ii) quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs are observable in active markets (Level 2) or (iii) valuations derived from valuation techniques in which one or more significant inputs are unobservable in the marketplace (Level 3).

        The Company's Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets. The Company's Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs. On January 1 and December 31, 2009, the Company's Level 3 securities consisted of one asset-backed security whose price was based solely on a single broker quote which was deemed to be obtained through unobservable inputs.

        In order to ensure the fair value determination is representative of an exit price (consistent with ASC 820), the Company's procedures for validating quotes or prices obtained from third-parties include, but are not limited to, obtaining a minimum of two price quotes for each fixed maturity security if possible, as discussed above, the periodic testing of sales activity to determine if there are

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date, and the periodic review of reports provided by its investment manager regarding those securities with ratings changes and securities placed on the Company's "Watch List." In addition, valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company's external investment manager, whose investment professionals are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price (consistent with ASC 820).

        Approximately 99.8% of the Company's portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2009. There were no significant changes to the valuation process during the year ending 2009.

        As of December 31, 2009 and December 31, 2008, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

        At December 31, 2009 and 2008, investments in fixed maturities and equity securities had a fair value, which equaled carrying value, of $1,028,205 and $928,211, respectively. At December 31, 2009 and 2008, short term investments of $0 and $82,928, respectively, are reported at amortized cost which approximates fair value. The carrying values of cash and cash equivalents and investment income accrued approximate fair value.

        At December 31, 2009 and 2008 the Company had no amounts outstanding on its secured credit facility.

14.   Quarterly Results of Operations

        An unaudited summary of the Company's 2009 and 2008 quarterly performance, and audited annual performance, is as follows:

	Year ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenue	$149,542	$146,306	$148,329	$147,777	$591,954
Net income	11,844	15,015	17,024	10,269	54,152
Earnings per weighted average common share:
Basic	0.73	0.96	1.11	0.68	3.49
Diluted	0.73	0.96	1.11	0.68	3.48
Cash dividends paid per common share	0.40	0.40	0.40	0.40	1.60

	Year ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenue	$166,805	$164,796	$156,498	$152,901	$641,000
Net income	19,045	20,931	18,358	11,924	70,258
Earnings per weighted average common share:
Basic	1.18	1.29	1.13	0.73	4.32
Diluted	1.17	1.28	1.12	0.73	4.31
Cash dividends paid per common share	0.40	0.40	0.40	0.40	1.60

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of Safety Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2009, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 and 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        The following disclosures relate to actions taken by the Board of Directors of the Company (the "Board"), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2010 on a Form 8-K.

  •
  On March 9, 2010, the Compensation Committee of the Board approved the 2009 annual executive cash bonus pool in the total amount of $1,147 pursuant to the Annual Performance Incentive Plan. Of the total pool, the following amounts were allocated to the Company's CEO and Named Executive Officers: David F. Brussard, $409; Daniel D. Loranger, $151; Edward N. Patrick, Jr., $133; William J. Begley, Jr., $115; David E. Krupa, $85.

  •
  On March 9, 2010, the Compensation Committee of the Board approved executive long-term incentive awards to certain members of senior management pursuant to our 2002 Management Omnibus Incentive Plan, as Amended. The long-term incentive awards were granted in a total amount of $3,000 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on March 9, 2010. The restricted stock vests in three annual installments of 30% on March 9, 2011, 30% on March 9, 2012, and 40% on March 9, 2013. Of the total award the following amounts were allocated to the Company's CEO and Named Executive Officers; David F. Brussard, $1,200 worth of restricted stock; Daniel D. Loranger, $250 worth of restricted stock; Edward N. Patrick, Jr., $250 worth of restricted stock; William J. Begley, Jr., $375 worth of restricted stock; David E. Krupa $150 worth of restricted stock. The form of restricted stock agreement that will be entered into is attached hereto as Exhibit 10.20.

  •
  Upon recommendation from the Compensation Committee, on March 9, 2010, the Board approved executive deferred compensation awards pursuant to the Executive Incentive Compensation Plan in the total amount of $970. Of the total award, the following amounts were allocated to the Company's CEO and Named Executive Officers: David F. Brussard, $335; Daniel D. Loranger, $134; Edward N. Patrick, Jr., $121; William J. Begley, Jr., $107; David E. Krupa, $68.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as a part of this report:

1.
Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2009 are contained herein as listed in the Index to Consolidated Financial Statements on page 75.

2.
Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules on page 114.

3.
Exhibits: The exhibits are contained herein as listed in the Index to Exhibits on page 123.

SAFETY INSURANCE GROUP, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Safety Insurance Group, Inc.

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2009

(Dollars in thousands)

	Cost or Amortized Cost	Estimated Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
Bonds:
U.S. government and government agencies and authorities	$315,992	$327,378	$327,378
States, municipalities and political subdivisions	468,319	483,421	483,421
Corporate bonds	205,133	207,530	207,530

Total fixed maturities	989,444	1,018,329	1,018,329

Equity securities:
Common stocks
Industrial, miscellaneous and all other	9,736	9,876	9,876

Total equity securities	9,736	9,876	9,876

Total investments	$999,180	$1,028,205	$1,028,205

 Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	December 31,
	2009	2008
Assets
Investments in consolidated affiliates	$621,386	$604,607
Other	46	65

Total assets	$621,432	$604,672

Liabilities
Accounts payable and other liabilities	$997	$1,301

Total liabilities	997	1,301
Shareholders' equity	$620,435	$603,371

Total liabilities and shareholders' equity	$621,432	$604,672

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Income and Comprehensive Income

Schedule II

(Dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Revenues, net of income taxes	$—	$—	$—
Expenses	1,335	1,496	1,789

Net loss	(1,335)	(1,496)	(1,789)
Earnings from consolidated affiliates	55,487	71,754	89,202

Consolidated net income	54,152	70,258	87,413
Other net comprehensive income (loss), net of taxes	25,394	(10,982)	4,432

Consolidated comprehensive net income	$79,546	$59,276	$91,845

 Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
Consolidated net income	$54,152	$70,258	$87,413
Adjustments to reconcile net income to net cash
provided by operating activities:
Undistributed earnings in consolidated subsidiaries	(55,487)	(71,754)	(89,202)
Amortization	3,877	3,888	3,870
Changes in assets and liabilities:
Other assets	19	5,037	(5,025)
Accounts payable and accrued liabilities	(304)	366	(2,165)

Net cash provided by (used for) operating activities	2,257	7,795	(5,109)

Dividends received from consolidated subsidiaries	64,412	22,735	27,316

Net cash provided by investing activities	64,412	22,735	27,316

Proceeds from exercise of stock options	367	1,416	426
Dividends paid	(24,840)	(26,015)	(21,048)
Acquisition of treasury stock	(42,196)	(5,931)	(1,585)

Net cash used for financing activities	(66,669)	(30,530)	(22,207)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses, and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Years Ended:
December 31, 2009	$47,900	$439,706	$282,434	$—	$531,969	$43,308	$346,301	$96,503	$74,609	$532,629
December 31, 2008	46,687	467,559	289,695	—	576,556	45,771	369,823	100,899	72,088	552,904
December 31, 2007	48,652	477,720	320,545	—	609,208	44,255	374,493	101,785	68,872	600,572

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

Total Premiums	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years ended:
December 31, 2009	$555,020	$49,603	$26,552	$531,969	5.0%
December 31, 2008	595,673	65,242	46,125	576,556	8.0
December 31, 2007	628,124	76,755	57,839	609,208	9.5

 Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
December 31, 2009
Allowance for Doubtful Accounts	$110	$1,274	—	$1,174	$210
December 31, 2008
Allowance for Doubtful Accounts	29	1,169	—	1,088	110
December 31, 2007
Allowance for Doubtful Accounts	153	1,383	—	1,507	29

(1)
Deductions represent write-offs of accounts determined to be uncollectible

Safety Insurance Group, Inc.

Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

							Claims and Claims Adjustment Expenses Incurred Related to
		Reserves for Unpaid Claims and Claims Adjustment Expenses
	Deferred Policy Acquisition Costs		Discount, if any, deducted in Column C
Affiliations With Registrant				Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claims Adjustment Expenses	Premiums Written
Consolidated Property & Casualty Subsidiaries
2009	$47,900	$439,706	$—	$282,434	$531,969	$43,308	$390,366	$(44,065)	$96,503	$362,539	$532,629
2008	46,687	467,559	—	289,695	576,556	45,771	405,761	(35,938)	100,899	372,183	552,904
2007	48,652	477,720	—	320,545	609,208	44,255	405,284	(30,791)	101,785	352,044	600,572

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2010.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ DAVID F. BRUSSARD David F. Brussard	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 15, 2010
/s/ WILLIAM J. BEGLEY, JR. William J. Begley, Jr.	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 15, 2010
/s/ A. RICHARD CAPUTO, JR. A. Richard Caputo, Jr.	Director	March 15, 2010
/s/ FREDERIC H. LINDEBERG Frederic H. Lindeberg	Director	March 15, 2010
/s/ PETER J. MANNING Peter J. Manning	Director	March 15, 2010
/s/ DAVID K. MCKOWN David K. McKown	Director	March 15, 2010

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.(1)
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.(1)
4	Form of Stock Certificate for the Common Stock(1)
10.1	Lease Agreement between Thomas Black Corporation and Aman, Inc. for the lease of office space located on the 1st through 6th, 11th and 12th floors of 20 Custom House Street, Boston, Massachusetts, dated June 11, 1987, and as amended on October 11, 1988, September 14, 1989, September 19, 1990, February 23, 1994, December 20, 1996, June 24, 2002, July 26, 2004 and April 5, 2007(2)
10.2	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001(1)
10.3	2001 Restricted Stock Plan(1)(4)
10.4	Executive Incentive Compensation Plan(1)(4)
10.5	2002 Management Omnibus Incentive Plan, as Amended(7)
10.6	Reinsurance Terms Sheet between Safety Insurance Company and Swiss Re America Corporation, effective January 1, 2002(1)
10.7	Excess Catastrophe Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2002(1)
10.8	Property Risk Excess of Loss Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2002(1)
10.9	Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective July 1, 200(1)
10.10	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David F. Brussard, as of December 31, 2008(3)(4)(11)
10.11	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and William J. Begley, Jr., as of December 31, 2008(3)(4)(11)
10.12	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Edward N. Patrick, Jr., as of December 31, 2008(3)(4)(11)
10.13	Employment Agreement by and between Safety Insurance Group, Inc. and Daniel F. Crimmins, dated November 8, 2004(3)(4)
10.14	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Daniel D. Loranger, as of December 31, 2008(3)(4)(11)
10.15	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Robert J. Kerton, as of December 31, 2008(3)(4)(13)
10.16	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David E. Krupa, as of December 31, 2008(3)(4)(11)
10.17	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(4)(5)(12)
10.18	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(4)(5)(12)
10.19	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(4)(5)(12)
10.20	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(4)(5)
10.21	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(4)(5)
10.22	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.23	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.24	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.25	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and James D. Berry, as of December 31, 2008(4)(6)(13)
10.26	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy, as of December 31, 2008(4)(6)(13)
10.27	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2006(7)
10.28	Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2006(7)

Exhibit Number	Description
10.29	Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 200(7)
10.30	Addendum No. 1 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.31	Property Catastrophe Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.32	Umbrella Liability Quota Share Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.33	Addendum No. 1 to Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective April 1, 2006(7)
10.34	Annual Performance Incentive Plan(4)(7)
10.35	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., effective January 1, 2007(8)
10.36	Addendum No. 1 to Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., adding Safety Property and Casualty Insurance Company as a named reinsured company, effective January 1, 2007(8)
10.37	Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., effective January 1, 2007(8)
10.38	Addendum No. 1 to Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., adding Safety Property and Casualty Insurance Company as a named reinsured company, effective January 1, 2007(8)
10.39	Property Catastrophe Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Reinsurance America Corporation, effective January 1, 2007(8)
10.40	Addendum No. 2 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Reinsurance America Corporation, effective January 1, 2007(8)
10.41	Addendum No. 2 to Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and The Hartford Steam Boiler Inspection and Insurance Company, effective January 1, 2007(8)
10.42	Addendum No. 1 to Umbrella Liability Quota Share Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, adding Safety Property and Casualty
Insurance Company as a named reinsured company, effective September 1, 2007(9)
10.43	Addendum No. 3 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, adding Safety Property and Casualty Insurance Company as a named reinsured company, effective September 1, 2007(9)
10.44	Amended and Restated Revolving Credit Agreement with RBS Citizens(10)
10.45	Amendment to Annual Performance Incentive Plan(4)(11)
10.46	Amendment to Management Omnibus Incentive Plan(4)(11)
21	Subsidiaries of Safety Insurance Group, Inc.(9)
23	Consent of PricewaterhouseCoopers LLP(14)
24	Power of Attorney(1)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(14)

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

(13)
Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2008 filed on March 13, 2009.

(14)
Included herein.