Form 10-Q
period 2010-03-31
SAFETY INSURANCE GROUP INC
filed 2010-05-07
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 5, 2010, there were 15,170,879 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)

	March 31,	December 31,
	2010	2009
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,014,040 and $989,444)	$1,049,551	$1,018,329
Equity securities, at fair value (cost: $12,174 and $9,736)	12,430	9,876
Total investment securities	1,061,981	1,028,205
Cash and cash equivalents	39,060	74,470
Accounts receivable, net of allowance for doubtful accounts	141,175	137,238
Accrued investment income	9,919	10,044
Receivable from reinsurers related to paid loss and loss adjustment expenses	7,427	6,851
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	60,634	64,874
Ceded unearned premiums	13,385	13,698
Deferred policy acquisition costs	50,068	47,900
Deferred income taxes	5,798	8,335
Equity and deposits in pools	24,813	23,840
Other assets	12,376	12,382
Total assets	$1,426,636	$1,427,837

Liabilities
Loss and loss adjustment expense reserves	$430,440	$439,706
Unearned premium reserves	296,052	282,434
Accounts payable and accrued liabilities	35,407	59,869
Taxes payable	2,279	3,916
Payable for securities purchased	7,617	—
Payable to reinsurers	5,068	4,674
Other liabilities	16,911	16,803
Total liabilities	793,774	807,402

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,734,132 and 16,624,220 shares issued	167	166
Additional paid-in capital	146,108	144,814
Accumulated other comprehensive income, net of taxes	23,248	18,866
Retained earnings	513,051	506,301
Treasury stock, at cost; 1,564,548 shares	(49,712)	(49,712)
Total shareholders’ equity	632,862	620,435
Total liabilities and shareholders’ equity	$1,426,636	$1,427,837

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

Net earned premiums	$133,157	$135,350
Net investment income	10,792	10,422
Net realized gains (losses) on investments	110	(318)
Finance and other service income	4,296	4,088
Total revenue	148,355	149,542

Losses and loss adjustment expenses	88,674	92,882
Underwriting, operating and related expenses	41,868	41,072
Interest expenses	22	22
Total expenses	130,564	133,976

Income before income taxes	17,791	15,566
Income tax expense	5,017	3,722
Net income	$12,774	$11,844

Earnings per weighted average common share:
Basic	$0.85	$0.73
Diluted	$0.85	$0.73

Cash dividends paid per common share	$0.40	$0.40

Number of shares used in computing earnings per share:
Basic	15,085,096	16,167,850
Diluted	15,102,105	16,188,609

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	(Loss) Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2008	$165	$140,261	$(6,528)	$476,989	$(7,516)	$603,371
Net income, January 1 to March 31, 2009				11,844		11,844
Other comprehensive income, net of deferred federal income taxes			9,923			9,923
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	981				982
Dividends paid				(6,474)		(6,474)
Acquisition of treasury stock					(14,114)	(14,114)
Balance at March 31, 2009	$166	$141,242	$3,395	$482,359	$(21,630)	$605,532

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2009	$166	$144,814	$18,866	$506,301	$(49,712)	$620,435
Net income, January 1 to March 31, 2010				12,774		12,774
Other comprehensive income, net of deferred federal income taxes			4,382			4,382
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	1,294				1,295
Dividends paid				(6,024)		(6,024)
Balance at March 31, 2010	$167	$146,108	$23,248	$513,051	$(49,712)	$632,862

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009

Net income	$12,774	$11,844

Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of tax expense of $2,398 and $5,231	4,453	9,716
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of ($39) and $111	(71)	207

Unrealized gains on securities available for sale	4,382	9,923

Comprehensive income	$17,156	$21,767

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$12,774	$11,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	3,104	3,144
Provision for deferred income taxes	178	187
Net realized (gains) losses on investments	(110)	318
Changes in assets and liabilities:
Accounts receivable	(3,937)	713
Accrued investment income	125	130
Receivable from reinsurers	3,664	4,632
Ceded unearned premiums	313	417
Deferred policy acquisition costs	(2,168)	(969)
Other assets	(1,437)	(2,334)
Loss and loss adjustment expense reserves	(9,266)	(10,802)
Unearned premium reserves	13,618	5,188
Accounts payable and accrued liabilities	(24,462)	(19,362)
Payable to reinsurers	394	(560)
Other liabilities	(1,467)	(564)
Net cash used for operating activities	(8,677)	(8,018)

Cash flows from investing activities:
Fixed maturities purchased	(97,256)	(37,229)
Equity securities purchased	(3,239)	(2,462)
Proceeds from sales, paydowns and calls of fixed maturities	53,564	22,003
Proceeds from maturities of fixed maturities	25,500	322
Proceed from sales of equity securities	800	1,064
Proceed from maturities of short-term securities	—	15,000
Fixed assets purchased	(146)	(60)
Net cash used for investing activities	(20,777)	(1,362)

Cash flows from financing activities:
Proceeds and excess tax benefits from exercise of stock options	68	121
Dividends paid to shareholders	(6,024)	(6,474)
Acquisition of treasury stock	—	(14,114)
Net cash used for financing activities	(5,956)	(20,467)

Net decrease in cash and cash equivalents	(35,410)	(29,847)
Cash and cash equivalents at beginning of year	74,470	60,451
Cash and cash equivalents at end of period	$39,060	$30,604

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

The financial information as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2010.

The Company is a leading provider of personal lines property and casualty insurance focused on the Massachusetts and New Hampshire markets. The Company’s principal product line is private passenger automobile insurance, which accounted for 69.2% of its direct written premiums in 2009. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company (together referred to as the “Insurance Subsidiaries”).

2.  Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles.  ASC 105 is now the single source of authoritative nongovernmental GAAP. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. ASC 105 was effective for financial statements issued for reporting periods that ended after September 15, 2009.  As of September 30, 2009, all of the Company’s disclosures in its consolidated financial statements were referenced in accordance with ASC 105. The implementation of ASC 105 did not have an impact on the Company’s consolidated results of operations or financial position as it did not change authoritative guidance.

ASC 320, Investments — Debt and Equity Securities requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  The Company adopted ASC 320 effective April 1, 2009. The adoption of ASC 320 did not have an impact on the Company’s consolidated results of operations or financial position.  For further information, see Note 5, “Investments.”

ASC 825, Financial Instruments requires disclosures about fair value of financial instruments in interim and annual financial statements and is effective for periods ending after June 15, 2009. The Company adopted ASC 825 effective for its interim reporting period ending June 30, 2009, and its adoption did not have an impact on the Company’s consolidated financial condition or results of operations.  For further information, see Note 5, “Investments.”

ASC 820, Fair Value Measurements and Disclosures expands certain disclosure requirements and is effective for periods ending after June 15, 2009. The Company adopted ASC 820 effective for its interim period ending June 30, 2009, and its adoption did not have an impact on the Company’s consolidated financial condition or results of operations.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

ASC 855, Subsequent Events establishes principles and requirements for subsequent events. ASC 855 is effective for interim and annual financial periods ending after June 15, 2009, and was applied prospectively.  In February 2010, the FASB issued updated guidance which amended the subsequent events disclosure requirements to eliminate the requirement for SEC filers to disclose the date through which it has evaluated subsequent events, clarify the period through which conduit bond obligors must evaluate subsequent events and refine the scope of the disclosure requirements for reissued financial statements. The updated guidance was effective upon issuance. The adoption of the guidance had no impact on the Company’s consolidated financial condition or results of operations.

In January 2010, the FASB issued ASC Update No. 2010-06 (Topic 820), Improving Disclosures about Fair Value Measurements which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The Company adopted this guidance effective the quarter ended March 31, 2010, except for the new disclosures in the Level 3 reconciliation. The Level 3 disclosures are effective for periods ending after December 15, 2010. The adoption of the guidance did not have and is not expected to have an impact on the Company’s consolidated financial condition or results of operations when fully adopted.

3.  Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period including unvested restricted shares which are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  At March 31, 2010 and 2009, the Company’s potentially dilutive instruments were common shares under options of 212,375 and 233,046, respectively.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2010	2009
Net income as reported	$12,774	$11,844
Less dividends:
Distributed to common shareholders	5,912	6,390
Distributed to participating security holders	112	84
Total undistributed earnings	$6,750	$5,370

Undistributed earnings to common shareholders	$6,626	$5,290
Undistributed earnings to participating security holders	$124	$80

Net income available to common shareholders for basic and diluted earnings per share	$12,774	$11,844

Weighted average number of common shares outstanding	14,809,087	15,928,586
Common equivalent shares- restricted stock	276,009	239,264
Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,085,096	16,167,850
Common equivalent shares- stock options	17,009	20,759
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,102,105	16,188,609

Basic earnings per share	$0.85	$0.73
Diluted earnings per share	$0.85	$0.73

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 119,725 and 168,925 anti-dilutive stock options for the three months ended March 31, 2010 and 2009, respectively.

4.  Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At March 31, 2010, there were 813,484 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the three months ended March 31, 2010 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS	March 9, 2010	77,360	$38.78	3 years, 30%-30%-40%
RS	March 9, 2010	4,000	$38.78	No vesting period (2)
RS	March 23, 2010	25,590	$38.09	5 years, 20% annually

(1)               The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.

(2)               The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of our Board of Directors.

Accounting and Reporting for Stock-Based Awards

ASC 718, Compensation —Stock Compensation requires the Company to measure and recognize the cost of employee services received in exchange for an award of equity instruments.  The Company adopted ASC 718 effective January 1, 2006. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Stock Options

The fair value of stock options used to compute net income and earnings per share for the three month periods ended March 31, 2010 and 2009 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2010	2009
Expected dividend yield	1.36% - 1.68%	1.36% - 2.16%
Expected volatility	0.31 - 0.36	0.28 - 0.36
Risk-free interest rate	4.35% - 4.76%	3.23% - 4.76%
Expected holding period	6.5 - 7 years	6.5 - 7 years

Expected dividend yield is the Company’s dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future. Expected volatility is based on historical volatility of the Company’s common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option.  The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option.  The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term.  There were no stock options granted during the three month periods ended March 31, 2010 and 2009.

The following table summarizes stock option activity under the Incentive Plan for the three months ended March 31, 2010.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	215,337	$35.40
Exercised	(2,962)	$16.74
Outstanding at end of period	212,375	$35.66	5.2 years	$1,047
Exercisable at end of period	188,430	$34.75	5.1 years	$1,047

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $37.67 on March 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at March 31, 2010 and 2009. The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $62 and $98, respectively.

A summary of the status of non-vested options as of March 31, 2010 is presented below.

		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Non-vested at beginning of year	60,490	$41.26
Vested	(36,545)	$40.22
Non-vested at end of period	23,945	$42.85

As of March 31, 2010, there was $317 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 0.8 years.  Cash received from options exercised was $50 and $77 for the three months ended March 31, 2010, and 2009, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Restricted Stock

Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as expense over the requisite service period.

The following table summarizes restricted stock activity under the Incentive Plan during the three months ended March 31, 2010.

	Shares	Weighted
	Under	Average
	Restriction	Fair Value
Outstanding at beginning of the year	298,834	$34.28
Granted	106,950	$38.61
Vested and unrestricted	(104,283)	$36.27
Outstanding at end of period	301,501	$35.13

As of March 31, 2010, there was $9,489 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2010 and 2009 was $3,782 and $3,412, respectively.  For the three months ended March 31, 2010 and 2009, the Company recorded compensation expense related to restricted stock of $681 and $647 net of income tax benefits of $367 and $349, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities and equity securities, including interests in mutual funds, were as follows for the periods indicated:

	As of March 31, 2010
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$315,311	$15,030	$(409)	$—	$329,932
Obligations of states and political subdivisions	445,800	15,421	(960)	—	460,261
Asset-backed securities (1)	81,302	2,630	(1,361)	—	82,571
Corporate and other securities	171,627	5,434	(274)	—	176,787
Subtotal, fixed maturity securities	1,014,040	38,515	(3,004)	—	1,049,551
Equity securities (2)	12,174	256	—	—	12,430
Totals	$1,026,214	$38,771	$(3,004)	$—	$1,061,981

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2009
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities and obligations of U.S. Government agencies (1)	$315,992	$12,341	$(955)	$—	$327,378
Obligations of states and political subdivisions	468,319	16,218	(1,116)	—	483,421
Asset-backed securities (1)	82,694	606	(2,469)	—	80,831
Corporate and other securities	122,439	4,737	(477)	—	126,699
Subtotal, fixed maturity securities	989,444	33,902	(5,017)	—	1,018,329
Equity securities (2)	9,736	140	—	—	9,876
Totals	$999,180	$34,042	$(5,017)	$—	$1,028,205

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $294,489 and $294,648 at amortized cost and $309,022 and $306,077 at fair value as of March 31, 2010 and December 31, 2009, respectively. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

(2)  Equity securities includes interests in mutual funds of $10,879 and $9,736  at cost and $11,090 and $9,876 at fair value as of March 31, 2010 and December 31, 2009, respectively,  held to fund the Company’s executive deferred compensation plan.

(3)  The Company’s investment portfolio included 80 and 89 securities in an unrealized loss position at March 31, 2010 and December 31, 2009, respectively.

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

	As of March 31, 2010
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$44,041	$44,701
Due after one year through five years	263,317	273,019
Due after five years through ten years	189,231	195,907
Due after ten years through twenty years	131,973	134,420
Due after twenty years	9,687	9,911
Asset-backed securities	375,791	391,593
Totals	$1,014,040	$1,049,551

The gross realized gains (losses) on sales of fixed maturity and equity securities were as follows for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Gross realized gains
Fixed maturity securities	$242	$—
Gross realized losses
Fixed maturity securities	(132)	—
Equity securities	—	(318)
Net realized gains (losses) on investments	$110	$(318)

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Proceeds from fixed maturities maturing were $25,500 and $322 for the three months ended March 31, 2010 and 2009, respectively.

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

The following tables as of March 31, 2010 and December 31, 2009 illustrate the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also illustrate the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$20,692	$378	$503	$31	$21,195	$409
Obligations of states and political subdivisions	49,414	263	11,949	697	61,363	960
Asset-backed securities	—	—	14,465	1,361	14,465	1,361
Corporate and other securities	46,116	254	1,776	20	47,892	274
Total temporarily impaired securities	$116,222	$895	$28,693	$2,109	$144,915	$3,004

	As of December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$43,585	$932	$566	$23	$44,151	$955
Obligations of states and political subdivisions	47,585	257	13,483	859	61,068	1,116
Asset-backed securities	4,940	67	45,165	2,402	50,105	2,469
Corporate and other securities	26,217	315	5,143	162	31,360	477
Total temporarily impaired securities	$122,327	$1,571	$64,357	$3,446	$186,684	$5,017

As of March 31, 2010, the Company held insured investment securities of approximately $300,968, which represented approximately 28.3% of the Company’s total investment portfolio. Approximately $47,367 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table shows the Company’s insured investment securities that are backed by financial guarantors including pre-refunded securities as of March 31, 2010.  The Company does not have any direct investment holdings in a financial guarantee insurance company.

	As of March 31, 2010
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$42,277	$3,415	$38,862
Financial Guaranty Insurance Company	267	267	—
Assured Guaranty Municipal Corporation	107,834	30,430	77,404
National Public Finance Guaranty Corporation	144,014	13,255	130,759
Total municipal bonds	294,392	47,367	247,025
Other asset-backed securities
Ambac Assurance Corporation	4,071	—	4,071
Financial Guaranty Insurance Company	2,505	—	2,505
Total other asset-backed securities	6,576	—	6,576
Total	$300,968	$47,367	$253,601

The following table shows the Company’s insured investments by Moody’s rating where it is available both with and without the impact of the insurance guarantee as of March 31, 2010.

	As of March 31, 2010
	Rating	Rating
	With	Without
Rating	Insurance	Insurance
Aaa	$3,959	$3,959
Aa1	10,457	10,457
Aa2	32,429	32,429
Aa3	136,365	82,156
A1	45,084	75,915
A2	7,305	28,241
A3	36,985	33,269
Baa1	267	267
Baa2	4,071	4,071
Ba2	—	6,158
	$276,922	$276,922

Other-Than-Temporary Impairments

ASC 320, Investments — Debt and Equity Securities requires entities to separate an other-than-temporary impairment (“OTTI”) of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. Prior to April 1, 2009, the Company had to determine whether it had the intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors resulted in the Company’s conclusion that declines in market values were other-than-temporary, the cost of the security was written down to market value and the reduction in value was reflected as a realized loss.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Effective under ASC 320, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income

The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

The unrealized losses in the Company’s fixed income portfolio as of March 31, 2010 were reviewed for potential other- than-temporary asset impairments.  The Company obtained qualitative analysis regarding certain debt securities held at March 31, 2010 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was also performed for any additional securities appearing on our “Watch List.” Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the fixed maturity investment portfolio at March 31, 2010 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

During the three months ended March 31, 2010 and 2009, there was no significant deterioration in the credit quality of any of the Company’s holdings and no OTTI charges were recorded related to the Company’s portfolio of investment securities.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

ASC 320, Investments — Debt and Equity Securities requires that the Company record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the noncredit component of a previously recognized OTTI from retained earnings to other comprehensive income (loss). At March 31, 2010 and December 31, 2009, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2010	2009
Interest and dividends on fixed maturities	$11,064	$10,557
Dividends on equity securities	42	39
Interest on short-term securities	3	44
Interest on cash and cash equivalents	16	106
Total investment income	11,125	10,746
Investment expenses	333	324
Net investment income	$10,792	$10,422

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosure provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information.  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). ASC 820  establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in ASC 820 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

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

The Company’s Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets. The Company’s Level 2 securities are comprised of fixed maturity securities whose fair value was determined using observable market inputs. Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs.  Investments valued using these inputs include U.S. Treasury securities and obligations of U.S. Government agencies, obligations of international government agencies, obligations of states and political subdivisions, corporate securities, commercial and residential mortgage-backed securities, and other asset- backed securities.  All unadjusted estimates of fair value for fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2 of the hierarchy with the exception of one asset-backed security.  On January 1 and March 31, 2010, the Company’s Level 3 securities consisted of one asset-backed security whose price was based solely on a single broker quote which was deemed to be obtained through unobservable inputs.

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

Approximately 99.8% of the Company’s portfolio was priced based upon quoted market prices or other observable inputs as of March 31, 2010.  There were no significant changes to the valuation process during the three months ending March 31, 2010.

As of March 31, 2010 and December 31, 2009, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

The following tables summarize our total fair value measurements and the fair value measurements based on Level 3 inputs for investments for the periods indicated.

	As of March 31, 2010
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities and obligations of U.S. Government agencies	$329,932	$—	$329,932	$—
Obligations of states and political subdivisions	460,261	—	460,261	—
Asset-backed securities	82,571	—	80,065	2,506
Corporate and other securities	176,787	—	176,787	—
Equity securities	12,430	12,430	—	—
Total investment securities	$1,061,981	$12,430	$1,047,045	$2,506

	As of December 31, 2009
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities and obligations of U.S. Government agencies	$327,378	$—	$327,378	$—
Obligations of states and political subdivisions	483,421	—	483,421	—
Asset-backed securities	80,831	—	78,327	2,504
Corporate and other securities	126,699	—	126,699	—
Equity securities	9,876	9,876	—	—
Total investment securities	$1,028,205	$9,876	$1,015,825	$2,504

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value measurements for the three months ended March 31, 2010.

Asset-
Backed
Securities
Balance at January 1, 2010	$2,504
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	2
Purchases and sales	—
Transfers in (out) of Level 3	—
Balance at March 31, 2010	$2,506
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at March 31, 2010	$—

Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the tables above, no transfers were made in or out of Level 3 inputs during the three months ended March 31, 2010.

6.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Reserves for losses and LAE at beginning of year	$439,706	$467,559
Less reinsurance recoverable on unpaid losses and LAE	(64,874)	(76,489)
Net reserves for losses and LAE at beginning of year	374,832	391,070
Incurred losses and LAE, related to:
Current year	101,214	101,410
Prior years	(12,540)	(8,528)
Total incurred losses and LAE	88,674	92,882
Paid losses and LAE related to:
Current year	43,083	40,843
Prior years	50,617	58,987
Total paid losses and LAE	93,700	99,830
Net reserves for losses and LAE at end of period	369,806	384,122
Plus reinsurance recoverables on unpaid losses and LAE	60,634	72,635
Reserves for losses and LAE at end of period	$430,440	$456,757

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $12,540 and $8,528 for the three months ended March 31, 2010 and 2009, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities. The decrease in prior years reserves during the 2010 period is primarily composed of reductions of $8,832 in the Company’s retained automobile reserves, $1,879 in the Company’s retained homeowners reserves, and $1,391 in reserves assumed from Commonwealth Automobile Reinsurers (“CAR”).  The decrease in prior year reserves during the 2009 period is primarily composed of reductions of $3,489 in the Company’s retained automobile reserves, $3,298 in reserves assumed from CAR, and $1,283 in the Company’s retained homeowners reserves.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The Company’s private passenger automobile line of business prior year reserves decreased by $8,497 for the three months ended March 31, 2010. The decrease was primarily due to improved retained private passenger results of $7,190 for the accident years 2005 through 2009, and improved assumed CAR results for the private passenger automobile pool of $898 for accident years 2007 through 2009. The Company’s private passenger automobile line of business prior year reserves decreased by $5,642 for the three months ended March 31, 2009. The decrease was primarily due to improved retained private passenger results of $2,390 for accident years 2000 through 2006, and improved assumed CAR results for the private passenger automobile pool of $2,290 for accident years 2005 through 2008.  The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.  The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee.

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

In addition, on November 21, 2008, the Massachusetts Office of the Attorney General (the “AG”) delivered a civil investigative demand (the “CID”) to Safety Insurance Company. The CID directed the Company to produce certain information related to its policies and practices in connection with underwriting insurance policies on motorcycles and adjusting total loss claims under such policies. Other insurance companies are also being investigated by the AG related to their policies and practices related to motorcycle insurance.

The focus of the AG’s investigation was on the insured values determined by Safety Insurance Company for purposes of charging premiums for physical damage insurance coverage. In 2008, coverage for motorcycles represented 1.9% of the Company’s total private passenger automobile insurance. The Company has been cooperating with the AG and responding to the CID and various related additional requests for information by the AG since that time.

In connection with the matters addressed by the CID, the AG delivered a letter to Safety Insurance Company dated February 2, 2009, in which the AG stated that it “has reason to believe that Safety Insurance Company has violated the Massachusetts Consumer Protection Act, G.L. c. 93A, §2, by engaging in unfair and deceptive acts and practices regarding motorcycle insurance. Specifically, the AG stated it “has reason to believe that the Company overcharged its customers for motorcycle insurance and engaged in related unfair claims settlement practices.” By issuing this letter the AG met a statutory prerequisite to filing a civil complaint under the Massachusetts Consumer Protection Act against the Company.

On January 14, 2010, the Company announced it had reached an agreement with the AG’s office to change the way in which the Company calculated motorcycle premiums for certain types of coverage dating back to January 1, 2002. Under the terms of the settlement, the Company has agreed to pay refunds to certain motorcycle policyholders.  The Company has deposited $7,217 into a trust fund to be used to pay the amount of those refunds and has paid $330 to the Commonwealth of Massachusetts, which includes reimbursement of costs and expenses related to the implementation of the settlement by the Attorney General.  The total amount of $7,547 related to the settlement was recorded as an increase to the Company’s Underwriting, operating and other expenses for the year ended December 31, 2009.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The Company is working with the Attorney General’s office to identify the policies on which refunds will be issued and the amount of refunds to be paid to each individual policyholder. The Company expects to notify policyholders of the amount of any refunds to be offered later this year and, upon receipt of appropriate releases from policyholders, to access the trust fund to issue refund checks.  The final total of refunds paid may be more or less than initially estimated; however, in management’s opinion, any future expenses related to the January 2010 settlement amounts will not have a material adverse effect upon the overall financial position of the Company.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. Among other covenants, the credit facility restricts the Company’s payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of the Company’s prior year’s net income, as determined in accordance with GAAP. As of March 31, 2010, the Company was in compliance with all such covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at March 31, 2010 and December 31, 2009. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at March 31, 2010 and 2009.

9. Income Taxes

Federal income tax expense for the three months ended March 31, 2010 and 2009 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

ASC 740, Income Taxes, was adopted by the Company on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that the Company determine whether the benefits of its tax positions have a more likely than not chance of being sustained upon audit based upon the technical merits of the tax position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of ASC 740, the Company recognized no adjustment to its consolidated balance sheet or statement of operations.  The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded a liability under ASC 740.

During the three months ended March 31, 2010, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of March 31, 2010 and December 31, 2009, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2006. The Company is not currently under examination by the IRS.  During the year 2009, the Massachusetts Department of Revenue concluded its review of the 2005 and 2006 tax periods.  The resulting audit adjustments were immaterial to the Company’s financial position.

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

During the three months ended March 31, 2010, the Company did not purchase any of its common shares on the open market under the program.  During the three months ended March 31, 2009, the Company purchased 454,848 of its common shares on the open market under the program at a cost of $14,114.  As of March 31, 2010 and December 31, 2009, the Company had purchased 1,564,548 of its common shares on the open market under the program at a cost of $49,712.

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

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 69.2% of our direct written premiums in 2009), we offer a portfolio of other insurance products, including commercial automobile (12.0% of 2009 direct written premiums), homeowners (14.7% of 2009 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 4.1% of 2009 direct written premiums). Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C, (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 861 in 999 locations throughout Massachusetts during 2009. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.3% and 11.0% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2009, according to the Commonwealth Automobile Reinsurers (“CAR”) Cession Volume Analysis Report of March 3, 2010, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

Our Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire on October 15, 2008.  For the year ended December 31, 2009 and the three months ended March 31, 2010, we wrote approximately $978 and $441, respectively,  in direct written premiums in New Hampshire.

Massachusetts Automobile Insurance Market

We have been subject to extensive regulation in the private passenger automobile insurance industry in Massachusetts, which represented 69.2% of our direct written premiums in 2009. Owners of registered automobiles in Massachusetts are required to maintain minimum automobile insurance coverage. Prior to April 1, 2008, the Commissioner of Insurance (the “Commissioner”) had fixed and established the maximum rates that could be charged for private passenger automobile insurance.  Prior to April 1, 2008, as a servicing carrier of CAR, we were required to issue a policy to all qualified applicants. CAR operates at an underwriting deficit. This deficit is allocated among every Massachusetts automobile insurance company, including us, based on a complex formula that takes into consideration a company’s voluntary market share, the rate at which it cedes business to CAR, and the company’s utilization of a credit system CAR designed to encourage carriers to reduce their use of CAR. In addition, based on our market share prior to April 1, 2009, we had been assigned certain licensed producers by CAR that were unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs.

On July 16, 2007, the Commissioner issued two decisions that significantly changed how private passenger automobile insurance was regulated in Massachusetts. In the first decision, the Commissioner approved and set a time table for the implementation of new CAR rules pursuant to which the current reinsurance program run by CAR has been replaced with an assigned risk plan, the Massachusetts Automobile Insurance Plan (“MAIP”). Under these new rules, as of April 1, 2009 we no longer were assigned ERPs whose business we must insure (subject to the option of ceding it to CAR) and instead, we were assigned individual policies by CAR. The MAIP began with business effective on or after April 1, 2008 for new business and those risks that have 10 or more Safe Driver Points. Beginning April 1, 2009, all business was eligible for MAIP except those risks that have no violations or accidents in the preceding three year period (so called “Clean in three” risks). The last policy effective date on which any risk could be ceded to CAR was March 31, 2009.

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

Under Managed Competition, we decreased our rates an average 6.7% in 2008. During 2009, we increased our rates an average of 2.6% in a series of rate filings during the year. We began using three rating tiers effective April 1, 2009. We filed and were approved for a 0.3% rate decrease effective June 1, 2009, and a 2.9% rate increase effective October 1, 2009.  We also filed and have been approved for a rate increase of 0.4% and began using four rating tiers effective January 1, 2010. A Companion Policy Client Tier, which is policyholders that have a non private passenger automobile policy with us, receives a rate decrease of 2.5% from our filed base rates. A Loyal Automobile Client Tier, which is policyholders who have been insured with Safety two or more years, receives our filed base rates. A New Insurance Client Tier, which is policyholders with 12 or more months of continuous coverage or who qualify for a multi-car discount, receives a rate increase of 2.5% from our filed base rates. A New Policyholder Tier, which is policyholders that don’t qualify for the other three tiers, receives MAIP rates. We filed and have been approved for a 1.9% increase in our rates effective April 19, 2010 and we have also filed and been approved for a 0.5% decrease in our rates effective June 15, 2010. Our rates include a 13.0% commission rate for agents. Our direct written premiums decreased by 2.4% in 2009 primarily as a result of Managed Competition rate decreases effective on and after April 1, 2008.

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

Our statutory insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2010	2009
Statutory ratios:
Loss ratio	66.6%	68.6%
Expense ratio	29.5	29.5
Combined ratio	96.1%	98.1%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2010	2009
GAAP ratios:
Loss ratio	66.6%	68.6%
Expense ratio	31.4	30.3
Combined ratio	98.0%	98.9%

Stock-Based Compensation

Long-term incentive compensation is provided under the our 2002 Management Omnibus Incentive Plan (the “Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At March 31, 2010, there were 813,484 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the three months ended March 31, 2010 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS	March 9, 2010	77,360	$38.78	3 years, 30%-30%-40%
RS	March 9, 2010	4,000	$38.78	No vesting period (2)
RS	March 23, 2010	25,590	$38.09	5 years, 20% annually

(1)                    The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.

(2)                    The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of our Board of Directors.

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”). In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to adjust our reinsurance programs as a result of the changes to the models. As of January 1, 2010, our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $450,000. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance protects us in the event of a “130-year storm” (that is, a storm of a severity expected to occur once in a 130-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A” (Excellent). All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better except for SCOR and Validus, which are rated “A-” (Excellent).

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2009, the FAIR Plan purchased $1,100,000 of catastrophe reinsurance for property losses in excess of $180,000. At March 31, 2010, we had no material amounts recoverable from any reinsurer, excluding $56,896 recoverable from CAR.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $327,106 to $376,504 as of March 31, 2010. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. The Company’s selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $369,806 as of March 31, 2010.

The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2010.

Line of Business	Low	Recorded	High
Private passenger automobile	$217,051	$246,061	$247,770
Commercial automobile	48,255	53,449	53,699
Homeowners	45,535	51,433	54,565
All other	16,265	18,863	20,470
Total	$327,106	$369,806	$376,504

For our private passenger automobile, commercial automobile and homeowners lines of business as of March 31, 2010, due to the relatively long time we have been writing these lines of insurance and our stable long-term trends in frequency and severity, the range of reserves is relatively narrow. For our all other lines of business as of March 31, 2010, due to the relatively short time we have been writing these lines of business, the sparse amount of data and the resulting immature history available for our analysis, the range of reserves is relatively wide. We have recorded reserves closer to the high end of the ranges of our projections.

The following tables present our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31, 2010.

Line of Business	Case	IBNR	Total
Private passenger automobile	$222,168	$6,562	$228,730
CAR assumed private passenger auto	12,766	4,565	17,331
Commercial automobile	32,900	6,395	39,295
CAR assumed commercial automobile	8,538	5,616	14,154
Homeowners	23,514	9,956	33,470
FAIR Plan assumed homeowners	5,616	12,347	17,963
All other	9,168	9,695	18,863
Total net reserves for losses and LAE	$314,670	$55,136	$369,806

Our IBNR reserves for CAR assumed private passenger and commercial automobile business are 26.3% and 39.7% respectively of our total reserves for CAR assumed private passenger and commercial automobile business as of March 31, 2010 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e.  direct less ceded)  reserves and assumed reserves as of March 31, 2010.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$228,730
CAR assumed private passenger automobile		$17,331
Net private passenger automobile			$246,061
Commercial automobile	39,295
CAR assumed commercial automobile		14,154
Net commercial automobile			53,449
Homeowners	33,470
FAIR Plan assumed homeowners		17,963
Net homeowners			51,433
All other	18,863	—	18,863
Total net reserves for losses and LAE	$320,358	$49,448	$369,806

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

Because of the lag in CAR estimates, and in order to try to validate to the extent possible the information CAR does provide, we must try to estimate the effects of the actions of our competitors in order to establish our Participation Ratio. Before final Participation Ratios are available, we estimate the size of CAR and the resulting deficit based on historical analysis of CAR results and estimations of our competitors’ cession strategies. Even after our final Participation Ratio is available from CAR, we must continue to estimate the size of CAR and the resulting deficit based upon data published by CAR and our own continuing analysis. As a result, changes in our reserves for CAR may continue to occur until all claims are finally settled. The Loss Reserving Committee at CAR meets 70 days after the end of each quarter to estimate the CAR deficit for all active policy years and publishes estimations, which we use to estimate our share of the deficit.  The estimation that CAR calculates is based on data it collects from 19 servicing carriers which settle, reserve and report claims using a variety of methods. Any delays or errors in the collection of this data could have a significant impact on the accuracy of CAR’s estimations.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the three months ended March 31, 2010, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $1,332. Each 1 percentage-point change in the loss and loss expense ratio would have had an $866 effect on net income, or $0.06 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31, 2010. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,575)	$(2,287)	$—
Estimated increase in net income	2,974	1,487	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,287)	—	2,287
Estimated increase (decrease) in net income	1,487	—	(1,487)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,287	4,575
Estimated decrease in net income	—	(1,487)	(2,974)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(786)	(393)	—
Estimated increase in net income	511	255	—
No Change in Severity
Estimated (decrease) increase in reserves	(393)	—	393
Estimated increase (decrease) in net income	255	—	(255)
+1 Percent Change in Severity
Estimated increase in reserves	—	393	786
Estimated decrease in net income	—	(255)	(511)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(669)	(335)	—
Estimated increase in net income	435	218	—
No Change in Severity
Estimated (decrease) increase in reserves	(335)	—	335
Estimated increase (decrease) in net income	218	—	(218)
+1 Percent Change in Severity
Estimated increase in reserves	—	335	669
Estimated decrease in net income	—	(218)	(435)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(377)	(189)	—
Estimated increase in net income	245	123	—
No Change in Severity
Estimated (decrease) increase in reserves	(189)	—	189
Estimated increase (decrease) in net income	123	—	(123)
+1 Percent Change in Severity
Estimated increase in reserves	—	189	377
Estimated decrease in net income	—	(123)	(245)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2010. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(173)	$173
Estimated increase (decrease) in net income	112	(112)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(142)	142
Estimated increase (decrease) in net income	92	(92)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(180)	180
Estimated increase (decrease) in net income	117	(117)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $12,540, and $8,528 for the three months ended March 31, 2010 and 2009, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2010 and 2009. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Three Months Ended March 31,
Accident Year	2010	2009
2000 & prior	$(10)	$(473)
2001	(20)	(516)
2002	(41)	(772)
2003	(420)	(327)
2004	(559)	(636)
2005	(1,947)	(1,982)
2006	(2,188)	(1,294)
2007	(2,894)	(1,160)
2008	(2,702)	(1,368)
2009	(1,759)	—
All prior years	$(12,540)	$(8,528)

The decreases in prior years reserves during the three months ended March 31, 2010 and 2009 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2010 decrease is primarily composed of reductions of $8,832 in our retained automobile reserves, $1,879 in our retained homeowners reserves, and $1,391 in CAR assumed reserves. The 2009 decrease is primarily composed of reductions of $3,489 in our retained automobile reserves, $3,298 in CAR assumed reserves and $1,283 in our retained homeowners reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the three months ended March 31, 2010.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	Total
2000 & prior	$(11)	$1	$—	$(10)
2001	(15)	(5)	—	(20)
2002	(2)	(11)	(28)	(41)
2003	(114)	(210)	(96)	(420)
2004	(213)	(229)	(117)	(559)
2005	(1,439)	(362)	(146)	(1,947)
2006	(1,258)	(589)	(341)	(2,188)
2007	(2,051)	(57)	(786)	(2,894)
2008	(2,011)	(95)	(596)	(2,702)
2009	(1,383)	(169)	(207)	(1,759)
All prior years	$(8,497)	$(1,726)	$(2,317)	$(12,540)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the three months ended March 31, 2010; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained
Accident Year	Automobile	Automobile	Homeowners	Total
2000 & prior	$(11)	$1	$—	$(10)
2001	(15)	—	—	(15)
2002	(2)	—	(28)	(30)
2003	(114)	(185)	(96)	(395)
2004	(213)	(236)	(115)	(564)
2005	(1,439)	(344)	(136)	(1,919)
2006	(1,204)	(517)	(332)	(2,053)
2007	(1,767)	(7)	(742)	(2,516)
2008	(1,669)	1	(426)	(2,094)
2009	(1,111)	—	(4)	(1,115)
All prior years	$(7,545)	$(1,287)	$(1,879)	$(10,711)

The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the three months ended March 31, 2010.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2000 & prior	$—	$—	$—	$—
2001	—	(5)	—	(5)
2002	—	(11)	—	(11)
2003	—	(25)	—	(25)
2004	—	7	(2)	5
2005	—	(18)	(10)	(28)
2006	(54)	(72)	(9)	(135)
2007	(284)	(50)	(44)	(378)
2008	(342)	(96)	(170)	(608)
2009	(272)	(169)	(203)	(644)
All prior years	$(952)	$(439)	$(438)	$(1,829)

Our private passenger automobile line of business prior year reserves decreased by $8,497 for the three months ended March 31, 2010. The decrease was primarily due to improved retained private passenger results of $7,190 for the accident years 2005 through 2009, and improved assumed CAR results for the private passenger automobile pool of $898 for accident years 2007 through 2009.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves. The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee.

Our commercial automobile line of business prior year reserves decreased by $1,726 for the three months ended March 31, 2010 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves decreased by $1,879 for the three months ended March 31, 2010. Our FAIR Plan homeowners reserve decreased by $438 for the three months ended March 31, 2010.

In estimating all our loss reserves, including CAR, we follow the guidance prescribed by ASC 944 Financial Services-Insurance.

For further information, see “Results of Operations: Losses and Loss Adjustment Expenses.”

Other-Than-Temporary Impairments.

We use a systematic methodology to evaluate declines in fair values below cost or amortized cost of our investments. This methodology ensures that we evaluate available evidence concerning any declines in a disciplined manner.

In our determination of whether a decline in fair value below amortized cost is an other-than-temporary impairment (“OTTI”), we consider and evaluate several factors and circumstances including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer’s securities remains below our amortized cost, and any other factors that may raise doubt about the issuer’s ability to continue as a going concern.

We adopted ASC 320, Investments — Debt and Equity Securities effective April 1, 2009.  ASC 320 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. Prior to April 1, 2009, we had to determine whether we had the intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors resulted in the Company’s conclusion that declines in market values were other-than-temporary, the cost of the security was written down to market value and the reduction in value was reflected as a realized loss.  The adoption of ASC 320 did not have an impact on our consolidated results of operations or financial position.

Effective under ASC 320, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that we will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income

For further information, see “Results of Operations: Net Realized Gains (Losses) on Investments.”

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2010	2009
Direct written premiums	$154,106	$145,477
Net written premiums	$147,088	$140,955
Net earned premiums	$133,157	$135,350
Investment income	10,792	10,422
Net realized gains (losses) on investments	110	(318)
Finance and other service income	4,296	4,088
Total revenue	148,355	149,542
Loss and loss adjustment expenses	88,674	92,882
Underwriting, operating and related expenses	41,868	41,072
Interest expenses	22	22
Total expenses	130,564	133,976
Income before income taxes	17,791	15,566
Income tax expense	5,017	3,722
Net income	$12,774	$11,844
Earnings per weighted average common share:
Basic	$0.85	$0.73
Diluted	$0.85	$0.73
Cash dividends paid per common share	$0.40	$0.40

Direct Written Premiums.  Direct written premiums for the three months ended March 31, 2010 increased by $8,629, or 5.9%, to $154,106 from $145,477 for the comparable 2009 period. The 2010 increase occurred primarily in our personal automobile and homeowners lines, which experienced increases of 3.3% and 1.7%, respectively, in average written premium per exposure and increases of 2.5% and 23.1%, respectively, in written exposures.  The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.  Our commercial automobile average written premium per exposure decreased by 5.2% and written exposures decreased by 3.4% for the three months ended March 31, 2010 from the comparable 2009 period.  This decrease is primarily a result of reduced exposures from ERPs submitting business through the CAR LSC program and general economic conditions which have reduced the size of the overall commercial automobile insurance market in Massachusetts.

Net Written Premiums.  Net written premiums for the three months ended March 31, 2010 increased by $6,133, or 4.4%, to $147,088 from $140,955 for the comparable 2009 period. This increase was due to the factors that increased direct written premiums combined with decreases in premiums ceded to CAR, and partially offset by decreases in premiums assumed from CAR.  Written premiums assumed from and ceded to CAR decreased as a result of the phase-out of the CAR personal automobile reinsurance pool, which was replaced by an assigned risk plan, the Massachusetts Automobile Insurance Plan

(“MAIP”).  Beginning with policy effective dates after March 31, 2009, all personal automobile business was eligible for MAIP and could no longer be ceded to CAR.

Net Earned Premiums.  Net earned premiums for the three months ended March 31, 2010 decreased by $2,193, or 1.6%, to $133,157 from $135,350 for the comparable 2009 period.  Although direct and net written premiums increased for the quarter, net earned premium decreased due to prior quarter decreases and the lag between the time the premium is written and earned.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2010	2009
Written Premiums
Direct	$154,106	$145,477
Assumed	3,593	8,934
Ceded	(10,611)	(13,456)
Net written premiums	$147,088	$140,955

Earned Premiums
Direct	$139,862	$138,659
Assumed	4,219	10,564
Ceded	(10,924)	(13,873)
Net earned premiums	$133,157	$135,350

Net Investment Income.  Net investment income for the three months ended March 31, 2010 was $10,792 compared to $10,422 for the comparable 2009 period, an increase of 3.6%. Average cash and investment securities (at cost) was $1,065,654 for the three months ended March 31, 2010, essentially unchanged from $1,066,539 for the comparable 2009 period.  Net effective annualized yield on the investment portfolio increased to 4.1% during the three months ended March 31, 2010 from to 3.9% for the comparable 2009 period. Our duration was 3.5 years at March 31, 2010 compared to 3.3 years at December 31, 2009.

Net Realized Gains(Losses) on Investments.  Net realized gains on investments were $110 for the three months ended March 31, 2010 compared to net realized losses of $318 for the comparable 2009 period.

The gross unrealized gains and losses on investments in fixed maturity securities and equity securities, including interests in mutual funds, were as follows:

	As of March 31, 2010
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities and obligations of U.S. Government agencies(1)	$315,311	$15,030	$(409)	$—	$329,932
Obligations of states and political subdivisions	445,800	15,421	(960)	—	460,261
Asset-backed securities (1)	81,302	2,630	(1,361)	—	82,571
Corporate and other securities	171,627	5,434	(274)	—	176,787
Subtotal, fixed maturity securities	1,014,040	38,515	(3,004)	—	1,049,551
Equity securities (2)	12,174	256	—	—	12,430
Totals	$1,026,214	$38,771	$(3,004)	$—	$1,061,981

(1)  Obligations of U.S. Government agencies include collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Small Business Administration (SBA). The total of these fixed maturity securities was $294,489 at amortized cost and $309,022 at fair value as of March 31, 2010. As such, the asset-backed securities presented exclude such issuers already presented under U.S. Treasury securities and obligations of U.S. Government Agencies.

(2)  Equity securities includes interests in mutual funds of $10,879 at cost and $11,090 at fair value as of March 31, 2010 held to fund the Company’s executive deferred compensation plan.

(3)  The Company’s investment portfolio included 80 securities in an unrealized loss position at March 31, 2010.

(4)  Amounts in this column represent OTTI recognized in accumulated other comprehensive income.

The Company holds no subprime mortgage debt securities. All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	March 31, 2010
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$329,931	31.4%
Aaa/Aa	447,536	42.6
A	166,730	15.9
Baa	60,455	5.8
Ba	334	—
Not rated (Standard & Poor’s rating of A or higher)	43,862	4.2
Not rated	703	0.1
Total	$1,049,551	100.0%

Ratings are assigned by Moody’s, or the equivalent Standard & Poor’s if a Moody’s rating is not available, as discussed above. Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2010.

	As of March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies	$20,692	$378	$503	$31	$21,195	$409
Obligations of states and political subdivisions	49,414	263	11,949	697	61,363	960
Asset-backed securities	—	—	14,465	1,361	14,465	1,361
Corporate and other securities	46,116	254	1,776	20	47,892	274
Total temporarily impaired securities	$116,222	$895	$28,693	$2,109	$144,915	$3,004

As of March 31, 2010, we held insured investment securities of approximately $300,968, which represented approximately 28.3% of our total investment portfolio. Approximately $47,367 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of March 31, 2010.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of March 31, 2010
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$42,277	$3,415	$38,862
Financial Guaranty Insurance Company	267	267	—
Assured Guaranty Municipal Corporation	107,834	30,430	77,404
National Public Finance Guaranty Corporation	144,014	13,255	130,759
Total municipal bonds	294,392	47,367	247,025
Other asset-backed securities
Ambac Assurance Corporation	4,071	—	4,071
Financial Guaranty Insurance Company	2,505	—	2,505
Total other asset-backed securities	6,576	—	6,576
Total	$300,968	$47,367	$253,601

The following table shows our insured investments by Moody’s rating where it is available both with and without the impact of the insurance guarantee as of March 31, 2010.

	As of March 31, 2010
	Rating	Rating
	With	Without
Rating	Insurance	Insurance
Aaa	$3,959	$3,959
Aa1	10,457	10,457
Aa2	32,429	32,429
Aa3	136,365	82,156
A1	45,084	75,915
A2	7,305	28,241
A3	36,985	33,269
Baa1	267	267
Baa2	4,071	4,071
Ba2	—	6,158
	$276,922	$276,922

We reviewed the unrealized losses in our fixed income portfolio as of March 31, 2010 for potential other- than- temporary asset impairments.  We obtained specific qualitative analysis regarding certain debt securities held at March 31, 2010 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was also performed for any additional securities appearing on our “Watch List.” Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

Of the $3,004 gross unrealized losses as of March 31, 2010, $1,369 relates to fixed maturity obligations of U.S. Government agencies and obligations of states and political subdivisions. The remaining $1,635 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

The unrealized losses recorded on the fixed maturity investment portfolio at March 31, 2010, resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the three months ended March 31, 2010 and 2009, there was no significant deterioration in the credit quality of any of our holdings and no other-than-temporary impairment charges were recorded related to our portfolio of investment securities.

ASC 820, Fair Value Measurements and Disclosure provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information.  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). ASC 820  establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in ASC 820 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

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

Our Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets. Our Level 2 securities are comprised of fixed maturity securities whose fair value was determined using observable market inputs. Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs.  Investments valued using these inputs include U.S. Treasury securities and obligations of U.S. Government agencies, obligations of international government agencies, obligations of states and political subdivisions, corporate securities, commercial and residential mortgage-backed securities, and other asset- backed securities.  All unadjusted estimates of fair value for fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2 of the hierarchy with the exception of one asset-backed security.  On January 1 and March 31, 2010, our Level 3 securities consisted of one asset-backed security whose price was based solely on a single broker quote which was deemed to be obtained through unobservable inputs.

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

Approximately 99.8% of our portfolio was priced based upon quoted market prices or other observable inputs as of March 31, 2010.  There were no significant changes to the valuation process during the first quarter of 2010.

As of March 31, 2010 and December 31, 2009, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

The following table summarizes our total fair value measurements and the fair value measurements based on the Level of inputs for investments as of March 31, 2010.

	As of March 31, 2010
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities and obligations of U.S. Government agencies	$329,932	$—	$329,932	$—
Obligations of states and political subdivisions	460,261	—	460,261	—
Asset-backed securities	82,571	—	80,065	2,506
Corporate and other securities	176,787	—	176,787	—
Equity securities	12,430	12,430	—	—
Total investment securities	$1,061,981	$12,430	$1,047,045	$2,506

The following table summarizes the changes in our Level 3 fair value measurements for the three months ended March 31, 2010.

Asset-
Backed
Securities
Balance at January 1, 2010	$2,504
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	2
Purchases and sales	—
Transfers in (out) of Level 3	—
Balance at March 31, 2010	$2,506
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at March 31, 2010	$—

On January 1 and March 31, 2010, one asset-backed security was manually priced solely using broker quotes. This was deemed to render the fair value measurements as based upon unobservable inputs and accordingly, it was classified within Level 3.  Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 inputs during the three months ended March 31, 2010.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income increased by $208, or 5.1%, to $4,296 for the three months ended March 31, 2010 from $4,088 for the comparable 2009 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended March 31, 2010 decreased by $4,208, or 4.5%, to $88,674 from $92,882 for the comparable 2009 period. Our GAAP loss ratio for the three months ended March 31, 2010 decreased to 66.6% from 68.6% for the comparable 2009 period.  Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31 2010 decreased to 57.3% from 59.5% for the comparable 2009 period.  For the quarter ended March 31, 2010, the pre-tax impact of catastrophes was an estimated $9,429 in losses related to three catastrophic New England weather events, the February 2010 wind storm and two March 2010 rain storms, compared to no losses related to catastrophic weather events for the comparable 2009 period.  Total prior year favorable development included in the pre-tax results for the three months ended March 31, 2010 was $12,540, compared to $8,528 for the comparable 2009 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the three months ended March 31, 2010 increased by $796, or 1.9%, to $41,868 from $41,072 for the comparable 2009 period. Our GAAP expense ratios for the three months ended March 31, 2010 increased to 31.4 % from 30.3% for the comparable 2009 period.

Interest Expenses.  Interest expense for the three months ended March 31, 2010 was $22, compared to $22 for the comparable 2009 period. The credit facility commitment fee included in interest expense for both the three months ended March 31, 2010 and 2009 was $18.

Income Tax Expense.  Our effective tax rate was 28.2% and 23.9% for the three months ended March 31, 2010 and 2009, respectively. These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

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

Net cash used by operating activities was $8,677 and $8,018 during the three months ended March 31, 2010 and March 31, 2009, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used by investing activities was $20,777 and $1,362 during the three months ended March 31, 2010 and 2009, respectively, due primarily to purchases of fixed maturity securities exceeding sales, paydowns, calls and maturities.  The increase in cash used by investing activities was largely due to the decrease in cash required to finance our share repurchase program.

Net cash used for financing activities was $5,956 and $20,467 during the three months ended March 31, 2010 and 2009, respectively. Net cash used for financing activities is primarily comprised of dividend payments to shareholders and the acquisition of treasury stock. There was no treasury stock acquired in the three months ending March 31, 2010, while in the three months ending March 31, 2009, $14,114 of treasury stock was acquired.

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

Our obligations under the credit facility are secured by pledges of our assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. Among other covenants, the credit facility restricts the Company’s payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of our prior year’s net income, as determined in accordance with GAAP. As of March 31, 2010, the Company was in compliance with all such covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at March 31, 2010 and December 31, 2009. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at March 31, 2010 and 2009.

Regulatory Matters

The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2009, the statutory surplus of Safety Insurance was $556,575, and its net income for 2009 was $46,956. As a result, a maximum of $55,657 is available in 2010 for such dividends without prior approval of the Commissioner. During the three months ended March 31, 2010, Safety Insurance paid dividends to Safety of $5,164.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 16, 2010, our Board approved and declared a quarterly cash dividend on our common stock of $0.40 per share, or $6,024 which was paid on March 15, 2010 to shareholders of record on March 1, 2010.  On May 5, 2010, our Board approved and declared a quarterly cash dividend of $0.40 per share which will be paid on June 15, 2010 to shareholders of record on June 1, 2010.  We plan to continue to declare and pay quarterly cash dividends in 2010, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of Safety’s outstanding common shares. On March 24, 2009, the Board of Directors increased this existing share repurchase program by authorizing repurchase of up to $60,000 of Safety’s outstanding common shares. Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  During the three months ended March 31, 2010, we did not purchase any of our common shares on the open market under the program.  During the three months ended March 31, 2009, we had purchased 454,848 of our common shares on the open market under the program at a cost of $14,114.  At March 31, 2010 and December 31, 2009, we had purchased 1,564,548 of our common shares on the open market under the program at a cost of $49,712.

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

Off-Balance Sheet Arrangements

We have no material obligations under a guarantee contract meeting the characteristics identified in ASC 460, Guarantees.  We have no material retained or contingent interests in assets transferred to an unconsolidated entity. We have no material obligations, including contingent obligations, under contracts that would be accounted for as derivative instruments. We have no obligations, including contingent obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us. We have no direct investments in real estate and no holdings of mortgages secured by commercial real estate. Accordingly, we have no material off-balance sheet arrangements.

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC.  Refer to Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of March 31, 2010
Estimated fair value	$1,085,818	$1,049,551	$1,008,299
Estimated increase (decrease) in fair value	$36,267	$—	$(41,252)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At March 31, 2010, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2010, assuming that all of such debt is outstanding for the entire year.

In addition, in the current market environment, our investments can also contain liquidity risks.

Equity Risk.  Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices results from our holdings of common stock and mutual funds held to fund the executive deferred compensation plan. We continuously evaluate market conditions and we expect in the future to purchase additional equity securities. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques.

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

Part II. OTHER INFORMATION

Item 1.      Legal Proceedings - Please see “Item 1 — Financial Statements - Note 7, Commitments and Contingencies.”

Item 1A.   Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2009 Annual Report on Form 10-K.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of Safety’s outstanding common shares. On March 24, 2009, the Board of Directors increased this existing share repurchase program by authorizing repurchase of up to $60,000 of Safety’s outstanding common shares. Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. There was no activity under this program for the three months ended March 31, 2010.

Item 3.      Defaults upon Senior Securities - None.

Item 4.      Removed and Reserved.

Item 5.      Other Information - None.

Item 6.      Exhibits - The exhibits are contained herein as listed in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)

Date: May 7, 2010

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