Form 10-Q
period 2010-06-30
SAFETY INSURANCE GROUP INC
filed 2010-08-06
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Not Applicable

(Former name or former address, if changed since last report)

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

As of August 4, 2010, there were 15,016,772 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)

	June 30,	December 31,
	2010	2009
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $982,807 and $989,444)	$1,028,460	$1,018,329
Equity securities, at fair value (cost: $13,446 and $9,736)	13,361	9,876
Total investment securities	1,041,821	1,028,205
Cash and cash equivalents	40,043	74,470
Accounts receivable, net of allowance for doubtful accounts	154,596	137,238
Receivable for securities sold	19,099	—
Accrued investment income	9,695	10,044
Taxes recoverable	3,514	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	5,495	6,851
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	58,834	64,874
Ceded unearned premiums	12,954	13,698
Deferred policy acquisition costs	53,351	47,900
Deferred income taxes	2,624	8,335
Equity and deposits in pools	27,667	23,840
Other assets	11,676	12,382
Total assets	$1,441,369	$1,427,837

Liabilities
Loss and loss adjustment expense reserves	$420,615	$439,706
Unearned premium reserves	313,009	282,434
Accounts payable and accrued liabilities	39,170	59,869
Taxes payable	—	3,916
Payable to reinsurers	8,412	4,674
Other liabilities	16,476	16,803
Total liabilities	797,682	807,402

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,739,927 and 16,624,220 shares issued	167	166
Additional paid-in capital	147,325	144,814
Accumulated other comprehensive income, net of taxes	29,619	18,866
Retained earnings	522,102	506,301
Treasury stock, at cost; 1,727,455 and 1,564,548 shares	(55,526)	(49,712)
Total shareholders’ equity	643,687	620,435
Total liabilities and shareholders’ equity	$1,441,369	$1,427,837

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net earned premiums	$136,143	$131,306	$269,300	$266,656
Net investment income	10,857	10,706	21,649	21,128
Net realized (losses) gains on investments	(178)	1	(68)	(317)
Finance and other service income	4,576	4,293	8,872	8,381
Total revenue	151,398	146,306	299,753	295,848

Losses and loss adjustment expenses	87,776	86,393	176,450	179,275
Underwriting, operating and related expenses	42,257	39,548	84,125	80,620
Interest expense	22	21	44	43
Total expenses	130,055	125,962	260,619	259,938

Income before income taxes	21,343	20,344	39,134	35,910
Income tax expense	6,254	5,329	11,271	9,051
Net income	$15,089	$15,015	$27,863	$26,859

Earnings per weighted average common share:
Basic	$1.00	$0.96	$1.85	$1.69
Diluted	$1.00	$0.96	$1.84	$1.69

Cash dividends paid per common share	$0.40	$0.40	$0.80	$0.80

Number of shares used in computing earnings per share:
Basic	15,113,357	15,629,005	15,099,304	15,896,939
Diluted	15,130,393	15,648,355	15,116,127	15,916,826

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	(Loss) Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2008	$165	$140,261	$(6,528)	$476,989	$(7,516)	$603,371
Net income, January 1 to June 30, 2009				26,859		26,859
Other comprehensive income, net of deferred federal income taxes			14,473			14,473
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	2,096				2,097
Dividends paid				(12,679)		(12,679)
Acquisition of treasury stock					(32,432)	(32,432)
Balance at June 30, 2009	$166	$142,357	$7,945	$491,169	$(39,948)	$601,689

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2009	$166	$144,814	$18,866	$506,301	$(49,712)	$620,435
Net income, January 1 to June 30, 2010				27,863		27,863
Other comprehensive income, net of deferred federal income taxes			10,753			10,753
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	2,511				2,512
Dividends paid				(12,062)		(12,062)
Acquisition of treasury stock					(5,814)	(5,814)
Balance at June 30, 2010	$167	$147,325	$29,619	$522,102	$(55,526)	$643,687

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$15,089	$15,015	$27,863	$26,859

Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of tax expense of $3,368, $2,451 $5,766, and $7,682	6,255	4,551	10,708	14,267
Reclassification adjustment for losses (gains) included in net income, net of tax benefit (expense) of $62, $(1), $23, and $111	116	(1)	45	206
Unrealized gains on securities available for sale	6,371	4,550	10,753	14,473

Comprehensive income	$21,460	$19,565	$38,616	$41,332

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$27,863	$26,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	6,120	6,237
(Benefit) provision for deferred income taxes	(78)	610
Net realized losses on investments	68	317
Changes in assets and liabilities:
Accounts receivable	(17,358)	(8,405)
Accrued investment income	349	(143)
Receivable from reinsurers	7,396	8,688
Ceded unearned premiums	744	4,122
Deferred policy acquisition costs	(5,451)	(2,943)
Other assets	(7,503)	(1,285)
Loss and loss adjustment expense reserves	(19,091)	(16,600)
Unearned premium reserves	30,575	11,139
Accounts payable and accrued liabilities	(20,699)	(17,392)
Payable to reinsurers	3,738	3,221
Other liabilities	(4,243)	(2,527)
Net cash provided by operating activities	2,430	11,898

Cash flows from investing activities:
Fixed maturities purchased	(128,337)	(108,252)
Equity securities purchased	(5,797)	(3,232)
Proceeds from sales, paydowns and calls of fixed maturities	87,656	51,398
Proceeds from maturities of fixed maturities	25,500	5,322
Proceed from sales of equity securities	2,079	1,764
Proceed from maturities of short-term securities	—	82,996
Fixed assets purchased	(296)	(132)
Net cash (used for) provided by investing activities	(19,195)	29,864

Cash flows from financing activities:
Proceeds and excess tax benefits from exercise of stock options	214	175
Dividends paid to shareholders	(12,062)	(12,679)
Acquisition of treasury stock	(5,814)	(32,433)
Net cash used for financing activities	(17,662)	(44,937)

Net decrease in cash and cash equivalents	(34,427)	(3,175)
Cash and cash equivalents at beginning of year	74,470	60,451
Cash and cash equivalents at end of period	$40,043	$57,276

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

The financial information as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2010.

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

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire on October 15, 2008.  For the six months ended June 30, 2010 and the year ended December 31, 2009, the Company wrote $1,191 and $978, respectively, in direct written premiums in New Hampshire.

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

In January 2010, the FASB issued ASC Update No. 2010-06 (Topic 820), Improving Disclosures about Fair Value Measurements which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The Company adopted this guidance effective for quarter ended March 31, 2010, except for the new disclosures in the Level 3 reconciliation. The Level 3 disclosures are effective for periods ending after December 15, 2010. The adoption of the guidance did not have and is not expected to have an impact on the Company’s consolidated financial condition or results of operations when fully adopted.

3.  Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period including unvested restricted shares which are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  At June 30, 2010 and 2009, the Company’s potentially dilutive instruments were common shares under options of 206,580 and 229,503, respectively.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income as reported	$15,089	$15,015	$27,863	$26,859
Less dividends:
Distributed to common shareholders	5,928	6,093	11,840	12,483
Distributed to participating security holders	111	112	222	196
Total undistributed earnings	$9,050	$8,810	$15,801	$14,180

Undistributed earnings to common shareholders	$8,884	$8,659	$15,511	$13,949
Undistributed earnings to participating security holders	$166	$151	$290	$231

Net income available to common shareholders for basic and diluted earnings per share	$15,089	$15,015	$27,863	$26,859

Weighted average number of common shares outstanding	14,835,856	15,350,120	14,822,545	15,637,755
Common equivalent shares- restricted stock	277,501	278,885	276,759	259,184
Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,113,357	15,629,005	15,099,304	15,896,939
Common equivalent shares- stock options	17,036	19,350	16,823	19,887
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,130,393	15,648,355	15,116,127	15,916,826

Basic earnings per share	$1.00	$0.96	$1.85	$1.69
Diluted earnings per share	$1.00	$0.96	$1.84	$1.69

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 119,725 anti-dilutive stock options for both the three and six months ended June 30, 2010. There were 167,925 anti-dilutive stock options for both the three and six months ended June 30, 2009.

4.  Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At June 30, 2010, there were 813,484 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the six months ended June 30, 2010 is as follows:

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Stock Options

The fair value of stock options used to compute net income and earnings per share for the three and six month periods ended June 30, 2010 and 2009 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected dividend yield	1.68%	1.36% - 1.87%	1.36% - 1.68%	1.36% - 2.16%
Expected volatility	0.36	0.31 - 0.36	0.31 - 0.36	0.28 - 0.36
Risk-free interest rate	4.76%	3.82% - 4.76%	4.35% - 4.76%	3.23% - 4.76%
Expected holding period	6.5 years	6.5 - 7 years	6.5 - 7 years	6.5 - 7 years

Expected dividend yield is the Company’s dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future. Expected volatility is based on historical volatility of the Company’s common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option.  The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option.  The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term.  There were no stock options granted during the three and six month periods ended June 30, 2010 and 2009.

The following table summarizes stock option activity under the Incentive Plan for the six months ended June 30, 2010.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	215,337	$35.40
Exercised	(8,757)	$20.20
Outstanding at end of period	206,580	$36.04	5.0 years	$900
Exercisable at end of period	182,635	$35.15	4.9 years	$900

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $37.02 on June 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at June 30, 2010 and 2009. The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $147 and $129, respectively.

A summary of the status of non-vested options as of June 30, 2010 is presented below.

		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Non-vested at beginning of year	60,490	$41.26
Vested	(36,545)	$40.22
Non-vested at end of period	23,945	$42.85

As of June 30, 2010, there was $233 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 0.6 years.  Cash received from options exercised was $177 and $121 for the six months ended June 30, 2010, and 2009, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Restricted Stock

Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as expense over the requisite service period.

The following table summarizes restricted stock activity under the Incentive Plan during the six months ended June 30, 2010.

	Shares	Weighted
	Under	Average
	Restriction	Fair Value
Outstanding at beginning of the year	298,834	$34.28
Granted	106,950	$38.61
Vested and unrestricted	(104,283)	$36.27
Outstanding at end of period	301,501	$35.13

As of June 30, 2010, there was $8,503 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.  The total fair value of the shares that were vested and unrestricted during the six months ended June 30, 2010 and 2009 was $3,782 and $3,412, respectively.  For the six months ended June 30, 2010 and 2009, the Company recorded compensation expense related to restricted stock of $1,322 and $1,256 net of income tax benefits of $712 and $677, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities and equity securities, including interests in mutual funds, were as follows for the periods indicated:

	As of June 30, 2010
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value

U.S. Treasury securities	$7,536	$279	$—	$—	$7,815
Obligations of states and political subdivisions	437,048	17,296	(536)	—	453,808
Residential mortgage-backed securities (1)	274,318	17,946	(17)	—	292,247
Commercial mortgage-backed securities	72,403	2,826	—	—	75,229
Other asset-backed securities	22,313	918	(683)	—	22,548
Corporate and other securities	169,189	7,658	(34)	—	176,813
Subtotal, fixed maturity securities	982,807	46,923	(1,270)	—	1,028,460
Equity securities (2)	13,446	281	(366)	—	13,361
Totals	$996,253	$47,204	$(1,636)	$—	$1,041,821

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2009
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value

U.S. Treasury securities	$12,738	$203	$(409)	$—	$12,532
Obligations of states and political subdivisions	468,319	16,218	(1,116)	—	483,421
Residential mortgage-backed securities (1)	289,736	11,271	(546)	—	300,461
Commercial mortgage-backed securities	73,431	594	(1,109)	—	72,916
Other asset-backed securities	22,781	879	(1,360)	—	22,300
Corporate and other securities	122,439	4,737	(477)	—	126,699
Subtotal, fixed maturity securities	989,444	33,902	(5,017)	—	1,018,329
Equity securities (2)	9,736	140	—	—	9,876
Totals	$999,180	$34,042	$(5,017)	$—	$1,028,205

(1)  Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB). The total of these fixed maturity securities was $274,138 and $289,447 at amortized cost and $292,066 and $300,172 at fair value as of June 30, 2010 and December 31, 2009, respectively.

(2)  Equity securities includes interests in mutual funds of $10,952 and $9,736  at cost and $11,078 and $9,876 at fair value as of June 30, 2010 and December 31, 2009, respectively, held to fund the Company’s executive deferred compensation plan.

(3)  The Company’s investment portfolio included 47 and 89 securities in an unrealized loss position at June 30, 2010 and December 31, 2009, respectively.

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

	As of June 30, 2010
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$69,667	$70,537
Due after one year through five years	241,657	252,315
Due after five years through ten years	185,919	195,940
Due after ten years through twenty years	106,844	109,727
Due after twenty years	9,686	9,917
Asset-backed securities	369,034	390,024
Totals	$982,807	$1,028,460

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The gross realized gains (losses) on sales of fixed maturity and equity securities were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross realized gains
Fixed maturity securities	$366	$—	$608	$—
Short term securities	—	1	—	1
Gross realized losses
Fixed maturity securities	(537)	—	(669)	—
Equity securities	(7)	—	(7)	(318)
Net realized (losses) gains on investments	$(178)	$1	$(68)	$(317)

Proceeds from fixed maturities maturing were $0 and $5,000 for the three months ended June 30, 2010 and 2009, respectively. Proceeds from fixed maturities maturing were $25,500 and $5,322 for the six months ended June 30, 2010 and 2009, respectively.

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

The following tables as of June 30, 2010 and December 31, 2009 illustrate the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also illustrate the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	11,053	64	12,168	472	23,221	536
Residential mortgage-backed securities	54	2	420	15	474	17
Commercial mortgage-backed securities	—	—	—	—	—	—
Other asset-backed securities	—	—	7,146	683	7,146	683
Corporate and other securities	5,666	34	—	—	5,666	34
Subtotal, fixed maturity securities	16,773	100	19,734	1,170	36,507	1,270
Equity securities	4,134	366	—	—	4,134	366
Total temporarily impaired securities	$20,907	$466	$19,734	$1,170	$40,641	$1,636

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities	$9,832	$409	$—	$—	$9,832	$409
Obligations of states and political subdivisions	47,585	257	13,483	859	61,068	1,116
Residential mortgage-backed securities	33,753	523	855	23	34,608	546
Commercial mortgage-backed securities	4,940	67	38,260	1,042	43,200	1,109
Other asset-backed securities	—	—	6,616	1,360	6,616	1,360
Corporate and other securities	26,217	315	5,143	162	31,360	477
Total temporarily impaired securities	$122,327	$1,571	$64,357	$3,446	$186,684	$5,017

As of June 30, 2010, the Company held insured investment securities of approximately $283,897, which represented approximately 27.3% of the Company’s total investment portfolio. Approximately $47,472 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows the Company’s insured investment securities that are backed by financial guarantors including pre-refunded securities as of June 30, 2010.   The Company does not have any direct investment holdings in a financial guarantee insurance company.

	As of June 30, 2010
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$42,508	$3,442	$39,066
Financial Guaranty Insurance Company	274	274	—
Assured Guaranty Municipal Corporation	105,805	30,513	75,292
National Public Finance Guaranty Corporation	128,164	13,243	114,921
Total municipal bonds	276,751	47,472	229,279
Other asset-backed securities
Ambac Assurance Corporation	3,964	—	3,964
Financial Guaranty Insurance Company	3,182	—	3,182
Total other asset-backed securities	7,146	—	7,146
Total	$283,897	$47,472	$236,425

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table shows the Company’s insured investments by Moody’s rating where it is available both with and without the impact of the insurance guarantee as of June 30, 2010.

	As of June 30, 2010
	Rating	Rating
	With	Without
Rating	Insurance	Insurance
Aaa	$3,960	$3,960
Aa1	29,842	29,842
Aa2	83,481	77,396
Aa3	90,231	78,893
A1	20,319	22,495
A2	11,232	17,175
A3	17,984	21,204
Baa1	274	274
Baa2	3,964	3,964
Ba1	—	6,084
Total	$261,287	$261,287

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

The unrealized losses in the Company’s fixed income portfolio as of June 30, 2010 were reviewed for potential other- than-temporary asset impairments.  The Company held no debt securities at June 30, 2010 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List”, if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the fixed maturity investment portfolio at June 30, 2010 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

During the six months ended June 30, 2010 and 2009, there was no significant deterioration in the credit quality of any of the Company’s holdings and no OTTI charges were recorded related to the Company’s portfolio of investment securities.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

ASC 320, Investments — Debt and Equity Securities requires that the Company record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the noncredit component of a previously recognized OTTI from retained earnings to other comprehensive income (loss). At June 30, 2010 and December 31, 2009, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest and dividends on fixed maturities	$11,123	$10,935	$22,187	$21,492
Dividends on equity securities	56	32	98	71
Interest on short-term securities	3	27	6	71
Interest on cash and cash equivalents	16	45	32	151
Total investment income	11,198	11,039	22,323	21,785
Investment expenses	341	333	674	657
Net investment income	$10,857	$10,706	$21,649	$21,128

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

The Company’s Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets. The Company’s Level 2 securities are comprised of fixed maturity securities whose fair value was determined using observable market inputs. Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs.  Investments valued using these inputs include U.S. Treasury securities and obligations of U.S. Government agencies, obligations of international government agencies, obligations of states and political subdivisions, corporate securities, commercial and residential mortgage-backed securities, and other asset-backed securities. Inputs into the fair value application that are utilized by asset class include but are not limited to:

•                  States and political subdivisions:  overall credit quality, including assessments of market sectors and the level and variability of sources of payment such as general obligation, revenue or lease; credit support such as insurance, state or local economic and political base, prefunded and escrowed to maturity covenants.

•                  Corporate fixed maturities: overall credit quality, the establishment of a risk adjusted credit spread over the applicable risk free yield curve for discounted cash flow valuations; assessments of the level of industry economic sensitivity, company financial policies, indenture restrictive covenants, and/or security and collateral.

•                  Residential mortgage-backed securities, U.S. agency pass-throughs, collateralized mortgage obligations (“CMOs”), non U.S. agency CMOs:  estimates of prepayment speeds based upon historical prepayment rate trends, underlying collateral interest rates, original weighted average maturity, vintage year, borrower credit quality characteristics, interest rate and yield curve forecasts, U.S. government support programs, tax policies, and delinquency/default trends.

•                  Commercial mortgage-backed securities:  overall credit quality, including assessments of the level and variability of credit support and collateral type such as office, retail, or lodging, predictability of cash flows for the deal structure, prevailing economic market conditions.

•                  Other asset-backed securities:  overall credit quality, estimates of prepayment speeds based upon historical trends and characteristics of underlying loans, including assessments of the level and variability of collateral, revenue generating agreements, area licenses agreements, product sourcing agreements and equipment and property leases.

All unadjusted estimates of fair value for fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2 of the hierarchy with the exception of one asset-backed security. On January 1 and June 30, 2010, the Company’s Level 3 securities consisted of one asset-backed security whose price was based solely on a single broker quote which was deemed to be obtained through unobservable inputs.

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

Approximately 99.7% of the Company’s portfolio was priced based upon quoted market prices or other observable inputs as of June 30, 2010.  There were no significant changes to the valuation process during the six months ending June 30, 2010.  As of June 30, 2010 and December 31, 2009, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

The following tables summarize our total fair value measurements and the fair value measurements based on Level 3 inputs for investments for the periods indicated.

	As of June 30, 2010
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

U.S. Treasury securities	$7,815	$—	$7,815	$—
Obligations of states and political subdivisions	453,808	—	453,808	—
Residential mortgage-backed securities	292,247	—	292,247	—
Commercial mortgage-backed securities	75,229	—	75,229	—
Other asset-backed securities	22,548	—	19,366	3,182
Corporate and other securities	176,813	—	176,813	—
Equity securities	13,361	13,361	—	—
Total investment securities	$1,041,821	$13,361	$1,025,278	$3,182

	As of December 31, 2009
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

U.S. Treasury securities	$12,532	$—	$12,532	$—
Obligations of states and political subdivisions	483,421	—	483,421	—
Residential mortgage-backed securities	300,461	—	300,461	—
Commercial mortgage-backed securities	72,916	—	72,916	—
Other asset-backed securities	22,300	—	19,796	2,504
Corporate and other securities	126,699	—	126,699	—
Equity securities	9,876	9,876	—	—
Total investment securities	$1,028,205	$9,876	$1,015,825	$2,504

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value measurements for the three months ended June 30, 2010.

Other
Asset-Backed
Securities
Balance at April 1, 2010	$2,506
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	676
Purchases and sales	—
Transfers in (out) of Level 3	—
Balance at June 30, 2010	$3,182
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at June 30, 2010	$—

Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the tables above, no transfers were made in or out of Level 3 inputs during the three months ended June 30, 2010.

The following table summarizes the changes in the Company’s Level 3 fair value measurements for the six months ended June 30, 2010.

Other
Asset-Backed
Securities
Balance at January 1, 2010	$2,504
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	678
Purchases and sales	—
Transfers in (out) of Level 3	—
Balance at June 30, 2010	$3,182
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at June 30, 2010	$—

Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the tables above, no transfers were made in or out of Level 3 inputs during the six months ended June 30, 2010.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

6.   Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated:

	Six Months Ended June 30,
	2010	2009
Reserves for losses and LAE at beginning of year	$439,706	$467,559
Less reinsurance recoverable on unpaid losses and LAE	(64,874)	(76,489)
Net reserves for losses and LAE at beginning of year	374,832	391,070
Incurred losses and LAE, related to:
Current year	199,008	197,421
Prior years	(22,558)	(18,146)
Total incurred losses and LAE	176,450	179,275
Paid losses and LAE related to:
Current year	106,607	95,053
Prior years	82,894	93,367
Total paid losses and LAE	189,501	188,420
Net reserves for losses and LAE at end of period	361,781	381,925
Plus reinsurance recoverables on unpaid losses and LAE	58,834	69,034
Reserves for losses and LAE at end of period	$420,615	$450,959

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $22,558 and $18,146 for the six months ended June 30, 2010 and 2009, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities. The decrease in prior years reserves during the 2010 period is primarily composed of reductions of $15,679 in the Company’s retained automobile reserves, $3,080 in reserves assumed from Commonwealth Automobile Reinsurers (“CAR”), and $3,037 in the Company’s retained homeowners reserves.  The decrease in prior year reserves during the 2009 period is primarily composed of reductions of $7,958 in the Company’s retained automobile reserves, $6,324 in reserves assumed from CAR, and $2,729 in the Company’s retained homeowners reserves.

The Company’s private passenger automobile line of business prior year reserves decreased by $15,498 for the six months ended June 30, 2010. The decrease was primarily due to improved retained private passenger results of $11,582 for the accident years 2005 through 2009, and improved assumed CAR results for the private passenger automobile pool of $2,124 for accident years 2007 through 2009. The Company’s private passenger automobile line of business prior year reserves decreased by $11,654 for the six months ended June 30, 2009. The decrease was primarily due to improved retained private passenger results of $4,735 for accident years 2004 through 2008, and improved assumed CAR results for the private passenger automobile pool of $5,046 for accident years 2005 through 2008.  The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.  The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee.

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

In connection with the matters addressed by the CID, the AG delivered a letter to Safety Insurance Company dated February 2, 2009, in which the AG stated that it “has reason to believe that Safety Insurance Company has violated the Massachusetts Consumer Protection Act , G.L. c. 93A, §2, by engaging in unfair and deceptive acts and practices regarding motorcycle insurance.” Specifically, the AG stated it “has reason to believe that the Company overcharged its customers for motorcycle insurance and engaged in related unfair claims settlement practices.” By issuing this letter the AG met a statutory prerequisite to filing a civil complaint under the Massachusetts Consumer Protection Act against the Company.

On January 14, 2010, the Company announced it had reached an agreement with the AG to change the way in which the Company calculated motorcycle premiums for certain types of coverage dating back to January 1, 2002. Under the terms of the settlement, the Company agreed to pay refunds to certain motorcycle policyholders.  The Company has deposited $7,408 into a trust fund to be used to pay the amount of those refunds and has paid $330 to the Commonwealth of Massachusetts, which includes reimbursement of costs and expenses related to the implementation of the settlement by the AG.  Of the total settlement to date, $7,547 was recorded as an increase to the Company’s Underwriting, operating and other expenses for the year ended December 31, 2009 and $191 of additional refunds subsequently identified by the AG and deposited to the trust fund by the Company in July 2010 was recorded as Underwriting, operating and other expenses for the quarter ended June 30, 2010.

The Company is working with the Attorney General’s office to identify the policies on which refunds will be issued and the amount of refunds to be paid to each individual policyholder. The Company expects to notify policyholders of the amount of any refunds to be offered later this year and, upon receipt of appropriate releases from policyholders, to access the trust fund to issue refund checks.  The final total of refunds paid may be more or less than currently estimated; however, in management’s opinion, any future expenses related to the settlement will not have a material adverse effect upon the overall financial position of the Company.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. Among other covenants, the credit facility restricts the Company’s payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of the Company’s prior year’s net income, as determined in accordance with

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

GAAP. As of June 30, 2010, the Company was in compliance with all such covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at June 30, 2010 and December 31, 2009. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at June 30, 2010 and 2009.

9. Income Taxes

Federal income tax expense for the six months ended June 30, 2010 and 2009 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

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

During the six months ended June 30, 2010, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of June 30, 2010 and December 31, 2009, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2006. The Company is not currently under examination by the IRS.   During the year 2009, the Massachusetts Department of Revenue concluded its review of the 2005 and 2006 tax periods.  The resulting audit adjustments were immaterial to the Company’s financial position.

10. Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares. On March 24, 2009, the Board of Directors increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company’s outstanding common shares. On August 4, 2010, the Board of Directors again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of the Company’s outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

During the six months ended June 30, 2010, the Company purchased 162,907 shares of its common shares on the open market under the program at a cost of $5,815. During the six months ended June 30, 2009, the Company purchased 1,028,536 of its common shares on the open market under the program at a cost of $32,433.  As of June 30, 2010 the Company had purchased 1,727,455 shares on the open market at a cost of $55,526. As of December 31, 2009, the Company had purchased 1,564,548 of its common shares on the open market under the program at a cost of $49,712.

11. Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred that require recognition or disclosure.

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

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 69.2% of our direct written premiums in 2009), we offer a portfolio of other insurance products, including commercial automobile (12.0% of 2009 direct written premiums), homeowners (14.7% of 2009 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 4.1% of 2009 direct written premiums). Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C, (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 861 in 999 locations throughout Massachusetts during 2009. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 12.2% and 12.0% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2010, according to the Commonwealth Automobile Reinsurers (“CAR”) Cession Volume Analysis Report of July 1, 2010, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

Our Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire on October 15, 2008.  For the six months ended June 30, 2010 and the year ended December 31, 2009, we wrote $1,191 and $978, respectively, in direct written premiums in New Hampshire.

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

On July 16, 2007, the Commissioner issued two decisions that significantly changed how private passenger automobile insurance was regulated in Massachusetts. In the first decision, the Commissioner approved and set a time table for the implementation of new CAR rules pursuant to which the reinsurance program run by CAR was replaced with an assigned risk plan, the Massachusetts Automobile Insurance Plan (“MAIP”). Under these new rules, as of April 1, 2009 we no longer were assigned ERPs whose business we had to insure (subject to the option of ceding it to CAR) and instead, we were assigned individual policies by CAR. The MAIP began with business effective on or after April 1, 2008 for new business and those risks that had 10 or more Safe Driver Points. Beginning April 1, 2009, all business was eligible for MAIP except those risks that have no violations or accidents in the preceding three year period (so called “Clean in three” risks). The last policy effective date on which any risk could be ceded to CAR was March 31, 2009.

The Commissioner’s decision to implement an assigned risk plan brought to a close a lengthy period of regulatory and judicial consideration of the Massachusetts private passenger residual market.

In the second decision referenced above, the Commissioner announced that she would not fix and establish the maximum premium rates that can be charged for private passenger automobile insurance policies issued or renewed after April 1, 2008. In a letter accompanying the decision, the Commissioner stated that in place of the “fixed and established” system, she would institute a system that introduces competitive pricing to the Massachusetts private passenger automobile insurance market, which the Commissioner described as “managed competition” (“Managed Competition”). On October 5, 2007, the Commissioner issued a Competitive Rating Regulation; 211 CMR 79.00: Private Passenger Motor Vehicle Insurance Rates that describes the technical details of Managed Competition (the “Regulation”). The Regulation governs the rate filing that an insurer can file.

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

The Commissioner issued a number of bulletins addressing issues related to the implementation of Managed Competition (the “Rating Bulletins”). Rating Bulletins 2008-11 and 2009-13 limits voluntary market rates to a level no higher than the rates in the residual market. Rating Bulletin 2008-17 describes how companies may place risks among company affiliates within an insurer group.

On May 27, 2010, the Massachusetts Office of the Attorney General (the “AG”) issued proposed regulations that, if adopted, would apply to the sale, marketing, claims processing, rating, and underwriting for private passenger automobile insurance offered or provided in the Commonwealth of Massachusetts. The proposed regulations describe various acts by insurers and insurance producers which would be considered to be unfair trade practices, under Massachusetts’ unfair trade practices act, M.G.L. c. 93A. The AG held two public hearings on the proposed regulations in June, and may issue final regulations later in 2010. We are not able at this time to determine what effect these proposed regulations will have on our business over the long term.

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

Under Managed Competition, we decreased our rates an average 6.7% in 2008. During 2009, we increased our rates an average of 2.6% in a series of rate filings during the year. We began using three rating tiers effective April 1, 2009. We filed and were approved for a 0.3% rate decrease effective June 1, 2009, and a 2.9% rate increase effective October 1, 2009.  We also filed and have been approved for a rate increase of 0.4% and began using four rating tiers effective January 1, 2010. A Companion Policy Client Tier, which is policyholders that have a non private passenger automobile policy with us, receives a rate decrease of 2.5% from our filed base rates. A Loyal Automobile Client Tier, which is policyholders who have been insured with Safety two or more years, receives our filed base rates. A New Insurance Client Tier, which is policyholders with 12 or more months of continuous coverage or who qualify for a multi-car discount, receives a rate increase of 2.5% from our filed base rates. A New Policyholder Tier, which is policyholders that don’t qualify for the other three tiers, receives MAIP rates. We filed and were approved for a 1.9% increase in our rates effective April 19, 2010 and we also filed and were approved for a 0.5% decrease in our rates effective June 15, 2010. Our rates include a 13.0% commission rate for agents. Our direct written premiums decreased by 2.4% in 2009 primarily as a result of Managed Competition rate decreases effective on and after April 1, 2008.

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

Our statutory insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Statutory ratios:
Loss ratio	64.5%	65.8%	65.5%	67.2%
Expense ratio	29.4	29.2	29.5	29.4
Combined ratio	93.9%	95.0%	95.0%	96.6%

Under GAAP, the loss ratio is computed in the same manner as under SAP, but the expense ratio is determined by matching underwriting expenses to the period over which net premiums were earned, rather than to the period that net premiums were written.

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
GAAP ratios:
Loss ratio	64.5%	65.8%	65.5%	67.2%
Expense ratio	31.0	30.1	31.2	30.2
Combined ratio	95.5%	95.9%	96.7%	97.4%

Stock-Based Compensation

Long-term incentive compensation is provided under the our 2002 Management Omnibus Incentive Plan (the “Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At June 30, 2010, there were 813,484 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the six months ended June 30, 2010 is as follows:

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

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2009, the FAIR Plan purchased $1,100,000 of catastrophe reinsurance for property losses in excess of $180,000. At June 30, 2010, we had no material amounts recoverable from any reinsurer, excluding $48,681 recoverable from CAR.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $321,219 to $366,253 as of June 30, 2010. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. The Company’s selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $361,781 as of June 30, 2010.

The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2010.  We have recorded reserves closer to the high end of the ranges of our projections.

Line of Business	Low	Recorded	High
Private passenger automobile	$215,762	$240,979	$241,304
Commercial automobile	44,716	49,844	51,065
Homeowners	42,805	51,424	53,308
All other	17,936	19,534	20,576
Total	$321,219	$361,781	$366,253

The following table present our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of June 30, 2010.

Line of Business	Case	IBNR	Total
Private passenger automobile	$224,919	$2,412	$227,331
CAR assumed private passenger auto	10,571	3,077	13,648
Commercial automobile	30,934	5,475	36,409
CAR assumed commercial automobile	8,251	5,184	13,435
Homeowners	24,949	7,743	32,692
FAIR Plan assumed homeowners	5,794	12,938	18,732
All other	9,902	9,632	19,534
Total net reserves for losses and LAE	$315,320	$46,461	$361,781

Our IBNR reserves for CAR assumed private passenger and CAR assumed commercial automobile business are 22.5% and 38.6%, respectively, of our total reserves for CAR assumed private passenger and commercial automobile business as of June 30, 2010 due to the reporting delays in the information we receive from CAR, as described further in the section CAR Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 69.1% of our total reserves for FAIR Plan assumed homeowners at June 30, 2010 due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e.  direct less ceded) reserves and assumed reserves as of June 30, 2010.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$227,331
CAR assumed private passenger automobile		$13,648
Net private passenger automobile			$240,979
Commercial automobile	36,409
CAR assumed commercial automobile		13,435
Net commercial automobile			49,844
Homeowners	32,692
FAIR Plan assumed homeowners		18,732
Net homeowners			51,424
All other	19,534	—	19,534
Total net reserves for losses and LAE	$315,966	$45,815	$361,781

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

We receive a Settlement of Balances report from CAR that reports our share of CAR premium, losses and LAE on a lagged basis, seventy-five days after the end of every quarter. CAR-published financial data is always at least one quarter behind the financial data we report. For example, when we reported our financial results for the year ended December 31, 2009, we had nine months of reported 2009 CAR financial data, and we had to estimate and record as IBNR reserves what CAR would report to us for the last three months of the year.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the six months ended June 30, 2010, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $2,693. Each 1 percentage-point change in the loss and loss expense ratio would have had a $1,750 effect on net income, or $0.12 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the six months ended June 30, 2010. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,547)	$(2,273)	$—
Estimated increase in net income	2,956	1,477	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,273)	—	2,273
Estimated increase (decrease) in net income	1,477	—	(1,477)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,273	4,547
Estimated decrease in net income	—	(1,477)	(2,956)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(728)	(364)	—
Estimated increase in net income	473	237	—
No Change in Severity
Estimated (decrease) increase in reserves	(364)	—	364
Estimated increase (decrease) in net income	237	—	(237)
+1 Percent Change in Severity
Estimated increase in reserves	—	364	728
Estimated decrease in net income	—	(237)	(473)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(654)	(327)	—
Estimated increase in net income	425	213	—
No Change in Severity
Estimated (decrease) increase in reserves	(327)	—	327
Estimated increase (decrease) in net income	213	—	(213)
+1 Percent Change in Severity
Estimated increase in reserves	—	327	654
Estimated decrease in net income	—	(213)	(425)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(391)	(195)	—
Estimated increase in net income	254	127	—
No Change in Severity
Estimated (decrease) increase in reserves	(195)	—	195
Estimated increase (decrease) in net income	127	—	(127)
+1 Percent Change in Severity
Estimated increase in reserves	—	195	391
Estimated decrease in net income	—	(127)	(254)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2010. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(136)	$136
Estimated increase (decrease) in net income	88	(88)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(134)	134
Estimated increase (decrease) in net income	87	(87)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(187)	187
Estimated increase (decrease) in net income	122	(122)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $22,558, and $18,146 for the six months ended June 30, 2010 and 2009, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2010 and 2009. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Six Months Ended June 30,
Accident Year	2010	2009
2000 & prior	$(307)	$(237)
2001	(265)	(193)
2002	(182)	(818)
2003	(857)	(842)
2004	(1,076)	(600)
2005	(2,696)	(1,851)
2006	(4,364)	(3,534)
2007	(4,926)	(3,023)
2008	(4,629)	(2,465)
2009	(3,256)	(4,583)
All prior years	$(22,558)	$(18,146)

The decreases in prior years reserves during the six months ended June 30, 2010 and 2009 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2010 decrease is primarily composed of reductions of $15,679 in our retained automobile reserves, $3,080 in CAR assumed reserves, and $3,037 in our retained homeowners reserves. The 2009 decrease is primarily composed of reductions of $7,958 in our retained automobile reserves, $6,324 in CAR assumed reserves and $2,729 in our retained homeowners reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the six months ended June 30, 2010.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	Total
2000 & prior	$(252)	$(55)	$—	$(307)
2001	(243)	(22)	—	(265)
2002	(87)	(67)	(28)	(182)
2003	(488)	(210)	(159)	(857)
2004	(588)	(310)	(178)	(1,076)
2005	(1,990)	(481)	(225)	(2,696)
2006	(2,374)	(1,275)	(715)	(4,364)
2007	(3,362)	(386)	(1,178)	(4,926)
2008	(3,581)	(145)	(903)	(4,629)
2009	(2,533)	(310)	(413)	(3,256)
All prior years	$(15,498)	$(3,261)	$(3,799)	$(22,558)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the six months ended June 30, 2010; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained
Accident Year	Automobile	Automobile	Homeowners	Total
2000 & prior	$(236)	$(55)	$—	$(291)
2001	(207)	(17)	—	(224)
2002	(12)	(56)	(28)	(96)
2003	(437)	(185)	(159)	(781)
2004	(588)	(317)	(176)	(1,081)
2005	(1,977)	(444)	(215)	(2,636)
2006	(2,253)	(1,148)	(705)	(4,106)
2007	(2,848)	(302)	(1,108)	(4,258)
2008	(2,768)	1	(618)	(3,385)
2009	(1,736)	(94)	(28)	(1,858)
All prior years	$(13,062)	$(2,617)	$(3,037)	$(18,716)

The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the six months ended June 30, 2010.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2000 & prior	$(16)	$—	$—	$(16)
2001	(36)	(5)	—	(41)
2002	(75)	(11)	—	(86)
2003	(51)	(25)	—	(76)
2004	—	7	(2)	5
2005	(13)	(37)	(10)	(60)
2006	(121)	(127)	(10)	(258)
2007	(514)	(84)	(70)	(668)
2008	(813)	(146)	(285)	(1,244)
2009	(797)	(216)	(385)	(1,398)
All prior years	$(2,436)	$(644)	$(762)	$(3,842)

Our private passenger automobile line of business prior year reserves decreased by $15,498 for the six months ended June 30, 2010. The decrease was primarily due to improved retained private passenger results of $11,582 for the accident years 2005 through 2009, and improved assumed CAR results for the private passenger automobile pool of $2,124 for accident years 2007 through 2009.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves. The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee.

Our commercial automobile line of business prior year reserves decreased by $3,261 for the six months ended June 30, 2010 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves decreased by $3,037 for the six months ended June 30, 2010. Our FAIR Plan homeowners reserve decreased by $762 for the six months ended June 30, 2010.

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

Effective under ASC 320, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that we will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income

For further information, see “Results of Operations: Net Realized (Losses) Gains on Investments.”

Results of Operations

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Direct written premiums	$160,383	$149,582	$314,489	$295,059
Net written premiums	$153,531	$140,961	$300,619	$281,916
Net earned premiums	$136,143	$131,306	$269,300	$266,656
Investment income	10,857	10,706	21,649	21,128
Net realized (losses) gains on investments	(178)	1	(68)	(317)
Finance and other service income	4,576	4,293	8,872	8,381
Total revenue	151,398	146,306	299,753	295,848
Loss and loss adjustment expenses	87,776	86,393	176,450	179,275
Underwriting, operating and related expenses	42,257	39,548	84,125	80,620
Interest expense	22	21	44	43
Total expenses	130,055	125,962	260,619	259,938
Income before income taxes	21,343	20,344	39,134	35,910
Income tax expense	6,254	5,329	11,271	9,051
Net income	$15,089	$15,015	$27,863	$26,859
Earnings per weighted average common share:
Basic	$1.00	$0.96	$1.85	$1.69
Diluted	$1.00	$0.96	$1.84	$1.69
Cash dividends paid per common share	$0.40	$0.40	$0.80	$0.80

Direct Written Premiums.  Direct written premiums for the quarter ended June 30, 2010 increased by $10,801 or 7.2%, to $160,383 from $149,582 for the comparable 2009 period. Direct written premiums for the six months ended June 30, 2010 increased by $19,430 or 6.6% to $314,489 from $295,059 for the comparable 2009 period. The 2010 increase occurred primarily in our personal automobile and homeowners lines, which experienced increases of 4.2% and 2.2%, respectively, in average written premium per exposure and increases of 1.3% and 22.2%, respectively, in written exposures for the six months ended June 30, 2010 from the comparable 2009 period.  The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.  Our commercial automobile average written premium per exposure decreased by 5.4% and written exposures decreased by 3.3% for the six months ended June 30, 2010 from the comparable 2009 period.  This decrease is primarily a result of reduced exposures from ERPs submitting business through the CAR LSC program and general economic conditions which have reduced the size of the overall commercial automobile insurance market in Massachusetts.

Net Written Premiums.  Net written premiums for the quarter ended June 30, 2010 increased by $12,570, or 8.9%, to $153,531 from $140,961 for the comparable 2009 period. Net written premiums for the six months ended June 30, 2010 increased by $18,703, or 6.6%, to $300,619 from $281,916 for the comparable 2009 period.  The 2010 increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the quarter ended June 30, 2010 increased by $4,837, or 3.7%, to $136,143 from $131,306 for the comparable 2009 period. Net earned premiums for the six months ended June 30, 2010 increased by $2,644, or 1.0%, to $269,300 from $266,656 for the comparable 2009 period.  The 2010 increase was due to the factors that increased direct written premiums combined with decreases in earned premiums ceded to CAR, and partially offset by decreases in earned premiums assumed from CAR.  Earned premiums assumed from and ceded to CAR decreased as a result of the phase-out of the CAR personal automobile reinsurance pool, which was fully replaced by an assigned risk plan, the MAIP, beginning with personal automobile policy effective dates after March 31, 2009.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Written Premiums
Direct	$160,383	$149,582	$314,489	$295,059
Assumed	3,347	454	6,940	9,388
Ceded	(10,199)	(9,075)	(20,810)	(22,531)
Net written premiums	$153,531	$140,961	$300,619	$281,916

Earned Premiums
Direct	$143,204	$138,050	$283,066	$276,709
Assumed	3,569	6,035	7,788	16,599
Ceded	(10,630)	(12,779)	(21,554)	(26,652)
Net earned premiums	$136,143	$131,306	$269,300	$266,656

Net Investment Income.  Net investment income for the quarter ended June 30, 2010 was $10,857 compared to $10,706 for the comparable 2009 period, an increase of 1.4%. Net investment income for the six months ended June 30, 2010 was $21,649 compared to $21,128 for the comparable 2009 period, an increase of 2.5%. Average cash and investment securities (at cost) increased by $2,719, or 0.3%, to $1,062,234 for the six months ended June 30, 2010 from $1,059,515 for the comparable 2009 period.  Net effective annualized yield on the investment portfolio increased to 4.1% for the six months ended June 30, 2010 from 4.0% for the comparable 2009 period. Our portfolio duration was 2.8 years at June 30, 2010 compared to 3.3 years at December 31, 2009.

Net Realized (Losses) Gains on Investments.  Net realized losses on investments were $178 for the quarter ended June 30, 2010 compared to net realized gains of $1 for the comparable 2009 period. Net realized losses on investments were $68 for the six months ended June 30, 2010 compared to net realized losses of $317 for the comparable 2009 period.

The gross unrealized gains and losses on investments in fixed maturity securities and equity securities, including interests in mutual funds, were as follows:

	As of June 30, 2010
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value

U.S. Treasury securities	$7,536	$279	$—	$—	$7,815
Obligations of states and political subdivisions	437,048	17,296	(536)	—	453,808
Residential mortgage-backed securities (1)	274,318	17,946	(17)	—	292,247
Commercial mortgage-backed securities	72,403	2,826	—	—	75,229
Other asset-backed securities	22,313	918	(683)	—	22,548
Corporate and other securities	169,189	7,658	(34)	—	176,813
Subtotal, fixed maturity securities	982,807	46,923	(1,270)	—	1,028,460
Equity securities (2)	13,446	281	(366)	—	13,361
Totals	$996,253	$47,204	$(1,636)	$—	$1,041,821

(1)  Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal

Home Loan Bank (FHLB). The total of these fixed maturity securities was $274,138 at amortized cost and $292,066 at fair value as of June 30, 2010.

(2)  Equity securities includes interests in mutual funds of $10,952 at cost and $11,078 at fair value as of June 30, 2010 held to fund the Company’s executive deferred compensation plan.

(3)  Our investment portfolio included 47 securities in an unrealized loss position at June 30, 2010.

(4)  Amounts in this column represent OTTI recognized in accumulated other comprehensive income.

We continue to hold no subprime mortgage debt securities. All of our holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	June 30, 2010
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$312,275	30.4%
Aaa/Aa	485,418	47.2
A	128,466	12.5
Baa	57,374	5.6
Ba	325	—
Not rated (Standard & Poor’s rating of A or higher)	43,903	4.3
Not rated	699	—
Total	$1,028,460	100.0%

Ratings are assigned by Moody’s, or the equivalent Standard & Poor’s if a Moody’s rating is not available, as discussed above. Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2010.

	As of June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	11,053	64	12,168	472	23,221	536
Residential mortgage-backed securities	54	2	420	15	474	17
Commercial mortgage-backed securities	—	—	—	—	—	—
Other asset-backed securities	—	—	7,146	683	7,146	683
Corporate and other securities	5,666	34	—	—	5,666	34
Subtotal, fixed maturity securities	16,773	100	19,734	1,170	36,507	1,270
Equity securities	4,134	366	—	—	4,134	366
Total temporarily impaired securities	$20,907	$466	$19,734	$1,170	$40,641	$1,636

As of June 30, 2010, we held insured investment securities of approximately $283,897, which represented approximately 27.3% of our total investment portfolio. Approximately $47,472 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of June 30, 2010.   We do not have any direct investment holdings in a financial guarantee insurance company.

	As of June 30, 2010
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$42,508	$3,442	$39,066
Financial Guaranty Insurance Company	274	274	—
Assured Guaranty Municipal Corporation	105,805	30,513	75,292
National Public Finance Guaranty Corporation	128,164	13,243	114,921
Total municipal bonds	276,751	47,472	229,279
Other asset-backed securities
Ambac Assurance Corporation	3,964	—	3,964
Financial Guaranty Insurance Company	3,182	—	3,182
Total other asset-backed securities	7,146	—	7,146
Total	$283,897	$47,472	$236,425

The following table shows our insured investments by Moody’s rating where it is available both with and without the impact of the insurance guarantee as of June 30, 2010.

	As of June 30, 2010
	Rating	Rating
	With	Without
Rating	Insurance	Insurance
Aaa	$3,960	$3,960
Aa1	29,842	29,842
Aa2	83,481	77,396
Aa3	90,231	78,893
A1	20,319	22,495
A2	11,232	17,175
A3	17,984	21,204
Baa1	274	274
Baa2	3,964	3,964
Ba1	—	6,084
Total	$261,287	$261,287

We reviewed the unrealized losses in our fixed income portfolio as of June 30, 2010 for potential other-than-temporary asset impairments.  We held no debt securities at June 30, 2010 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was performed for securities appearing on our “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

Of the $1,636 gross unrealized losses as of June 30, 2010, $536 relates to obligations of states and political subdivisions. The remaining $1,100 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

The unrealized losses recorded on the fixed maturity investment portfolio at June 30, 2010 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the six months ended June 30, 2010 and 2009, there was no significant deterioration in the credit quality of any of our holdings and no other-than-temporary impairment charges were recorded related to our portfolio of investment securities.

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

Our Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets. Our Level 2 securities are comprised of fixed maturity securities whose fair value was determined using observable market inputs. Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs. Investments valued using these inputs include U.S. Treasury securities and obligations of U.S. Government agencies, obligations of international government agencies, obligations of states and political subdivisions, corporate securities, commercial and residential mortgage-backed securities, and other asset- backed securities. Inputs into the fair value application that are utilized by asset class include but are not limited to:

•                  States and political subdivisions:  overall credit quality, including assessments of market sectors and the level and variability of sources of payment such as general obligation, revenue or lease; credit support such as insurance, state or local economic and political base, prefunded and escrowed to maturity covenants.

•                  Corporate fixed maturities: overall credit quality, the establishment of a risk adjusted credit spread over the applicable risk free yield curve for discounted cash flow valuations; assessments of the level of industry economic sensitivity, company financial policies, indenture restrictive covenants, and/or security and collateral.

•                  Residential mortgage-backed securities, U.S. agency pass-throughs, collateralized mortgage obligations (“CMOs”), non U.S. agency CMOs:  estimates of prepayment speeds based upon historical prepayment rate trends, underlying collateral interest rates, original weighted average maturity, vintage year, borrower credit quality characteristics, interest rate and yield curve forecasts, U.S. government support programs, tax policies, and delinquency/default trends.

•                  Commercial mortgage-backed securities:  overall credit quality, including assessments of the level and variability of credit support and collateral type such as office, retail, or lodging, predictability of cash flows for the deal structure, prevailing economic market conditions.

•                  Other asset-backed securities:  overall credit quality, estimates of prepayment speeds based upon historical trends and characteristics of underlying loans, including assessments of the level and variability of collateral, revenue generating agreements, area licenses agreements, product sourcing agreements and equipment and property leases.

All unadjusted estimates of fair value for fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2 of the hierarchy with the exception of one asset-backed security.  On January 1 and June 30, 2010, our Level 3 securities consisted of one asset-backed security whose price was based solely on a single broker quote which was deemed to be obtained through unobservable inputs.

In order to ensure the fair value determination is representative of an exit price (consistent with ASC 820), our procedures for validating quotes or prices obtained from third-parties include, but are not limited to, obtaining a minimum of two price quotes for each fixed maturity security if possible, as discussed above, the periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date, and the periodic review of reports provided by our investment manager regarding those securities with ratings changes and securities placed on our “Watch List.” In addition, valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by our external investment manager, whose investment professionals are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price (consistent with ASC 820).

Approximately 99.7% of our portfolio was priced based upon quoted market prices or other observable inputs as of June 30, 2010.  There were no significant changes to the valuation process during the six months ended June 30, 2010.

As of June 30, 2010 and December 31, 2009, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

The following table summarizes our total fair value measurements and the fair value measurements based on the Level of inputs for investments as of June 30, 2010.

	As of June 30, 2010
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

U.S. Treasury securities	$7,815	$—	$7,815	$—
Obligations of states and political subdivisions	453,808	—	453,808	—
Residential mortgage-backed securities	292,247	—	292,247	—
Commercial mortgage-backed securities	75,229	—	75,229	—
Other asset-backed securities	22,548	—	19,366	3,182
Corporate and other securities	176,813	—	176,813	—
Equity securities	13,361	13,361	—	—
Total investment securities	$1,041,821	$13,361	$1,025,278	$3,182

The following table summarizes the changes in our Level 3 fair value measurements for the quarter ended June 30, 2010.

Other
Asset-Backed
Securities
Balance at April 1, 2010	$2,506
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	676
Purchases and sales	—
Transfers in (out) of Level 3	—
Balance at June 30, 2010	$3,182
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at June 30, 2010	$—

The following table summarizes the changes in our Level 3 fair value measurements for the six months ended June 30, 2010.

Other
Asset-Backed
Securities
Balance at January 1, 2010	$2,504
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	678
Purchases and sales	—
Transfers in (out) of Level 3	—
Balance at June 30, 2010	$3,182
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at June 30, 2010	$—

On January 1 and June 30, 2010, one asset-backed security was manually priced solely using broker quotes. This was deemed to render the fair value measurements as based upon unobservable inputs and accordingly, it was classified within Level 3.  Transfers in and out of Level 3 would be attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 inputs during the three and six months ended June 30, 2010.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income increased by $283, or 6.6%, to $4,576 for the quarter ended June 30, 2010 from $4,293 for the comparable 2009 period. Finance and other service income increased by $491, or 5.9%, to $8,872 for the six months ended June 30, 2010 from $8,381 for the comparable 2009 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the quarter ended June 30, 2010 increased by $1,383, or 1.6%, to $87,776 from $86,393 for the comparable 2009 period. Losses and loss adjustment expenses incurred for the six months ended June 30, 2010 decreased by $2,825, or 1.6%, to $176,450 from $179,275 for the comparable 2009 period.  Our GAAP loss ratio for the quarter ended June 30, 2010 decreased to 64.5% from 65.8% for the comparable 2009 period.   Our GAAP loss ratio for the six months ended June 30, 2010 decreased to 65.5% from 67.2% for the comparable 2009 period.  Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended June 30, 2010 decreased to 54.9% from 56.2% for the comparable 2009 period.  Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2010 decreased to 56.1% from 57.9% for the comparable 2009 period. Total prior year favorable development included in the pre-tax results for quarter and the six months ended June 30, 2010 was $10,018 and $22,558, respectively, compared to prior years favorable development of $9,618 and $18,146, respectively, for the comparable 2009 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the quarter ended June 30, 2010 increased by $2,709, or 6.8%, to $42,257 from $39,548 for the comparable 2009 period. Underwriting, operating and related expense for the six months ended June 30, 2010 increased by $3,505, or 4.3%, to $84,125 from $80,620 for the comparable 2009 period. Our GAAP expense ratios for the quarter ended June 30, 2010 increased to 31.0 % from 30.1% for the comparable

2009 period. Our GAAP expense ratios for the six months ended June 30, 2010 increased to 31.2 % from 30.2% for the comparable 2009 period.

Interest Expenses.  Interest expense for the quarter ended June 30, 2010 was $22, compared to $21 for the comparable 2009 period. Interest expense for the six months ended June 30, 2010 was $44, compared to $43 for the comparable 2009 period.  The credit facility commitment fee included in interest expense for both the three and six months ended June 30, 2010 and 2009 was $18 and $37, respectively.

Income Tax Expense.  Our effective tax rate was 29.3% and 26.2% for the quarters ended June 30, 2010 and 2009, respectively. Our effective tax rate was 28.8% and 25.2% for the six months ended June 30, 2010 and 2009, respectively.  These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

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

Net cash provided by operating activities was $2,430 and $11,898 during the six months ended June 30, 2010 and 2009, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities during the six months ended June 30, 2010 was $19,195 as fixed maturities and equity securities purchases exceeded sales, paydowns, calls and maturities of fixed maturity and equity securities.  Net cash provided by investing activities during the six months ended June 30, 2009 was $29,864, due primarily from sales, paydowns, calls and maturities of fixed maturity and short term securities exceeding purchases.

Net cash used for financing activities was $17,662 and $44,937 during the six months ended June 30, 2010 and 2009, respectively. Net cash used for financing activities is primarily comprised of dividend payments to shareholders and the acquisition of treasury stock.  Acquisition of treasury stock was $5,814 during the six months ending June 30, 2010, compared to $32,433 during the comparable 2009 period.

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

Our obligations under the credit facility are secured by pledges of our assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. Among other covenants, the credit facility restricts the Company’s payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of our prior year’s net income, as determined in accordance with GAAP. As of June 30, 2010, the Company was in compliance with all such covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at June 30, 2010 and December 31, 2009. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at June 30, 2010 and 2009.

Regulatory Matters

The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2009, the statutory surplus of Safety Insurance was $556,575, and its net income for 2009 was $46,956. As a result, a maximum of $55,657 is available in 2010 for such dividends without prior approval of the Commissioner. During the six months ended June 30, 2010, Safety Insurance paid dividends to Safety of $16,295.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 16, 2010, our Board approved and declared a quarterly cash dividend on our common stock of $0.40 per share, or $6,024 which was paid on March 15, 2010 to shareholders of record on March 1, 2010.  On May 5, 2010, our Board approved and declared a quarterly cash dividend of $0.40 per share or $6,038 which was paid on June 15, 2010 to shareholders of record on June 1, 2010. On August 4, 2010, our Board approved and declared a quarterly cash dividend on our common stock of $0.50 per share which will be paid on September 15, 2010 to shareholders of record on September 1, 2010. We plan to continue to declare and pay quarterly cash dividends in 2010, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of Safety’s outstanding common shares. On March 24, 2009, our Board increased this existing share repurchase program by authorizing repurchase of up to $60,000 of Safety’s outstanding common shares. On August 4, 2010, our Board again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of Safety’s outstanding common shares.  Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  During the six months ended June 30, 2010, the Company purchased 162,907 shares of its common shares on the open market under the program at a cost of $5,815. During the six months ended June 30, 2009, the Company purchased 1,028,536 of its common shares on the open market under the program at a cost of $32,433.  As of June 30, 2010 the Company had purchased 1,727,455 shares on the open market at a cost of $55,526. As of December 31, 2009, the Company had purchased 1,564,548 of its common shares on the open market under the program at a cost of $49,712.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law. The Reform Act makes sweeping changes to the regulation of financial services entities, products and markets.  Although the provisions of the bill do not appear to directly affect our business, as detailed regulations are developed to implement the provisions of the bill, there may be changes in the regulatory environment that affect the way we conduct our operations or the cost of compliance, or both.

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, the possibility that the AG’s proposed regulations will be enacted and existing insurance-related laws and regulations will become further restrictive in the future, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC.  Refer to Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2010
Estimated fair value	$1,057,630	$1,028,460	$994,343
Estimated increase (decrease) in fair value	$29,170	$—	$(34,117)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At June 30, 2010, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2010, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30 million of Safety’s outstanding common shares. On March 24, 2009, the Board of Directors increased this existing share repurchase program by authorizing repurchase of up to $60 million of Safety’s outstanding common shares. On August 4, 2010, the Board of Directors again increased the existing share repurchase program by authorizing repurchase of up to $90 million of Safety’s outstanding common shares. There is no time limit on the authorization. Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

The following table provides information about Safety’s share repurchase activity for the quarter ended June 30, 2010.

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares that
	Number of	Price	Purchased as	May Yet Be
	Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan
April 1-30	—	$—	1,564,548	$10,288,223
May 1-31	82,551	$35.47	1,647,099	$7,360,091
June 1-30	80,356	$35.92	1,727,455	$4,473,535

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
Date: August 6, 2010

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description
10.1

Service Line for Homeowners Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company and The Hartford Steam Boiler Inspection and Insurance Company, effective August 1, 2010. (2)

10.2

Equipment Breakdown for Homeowners Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company and The Hartford Steam Boiler Inspection and Insurance Company, effective August 1, 2010. (2)

11	Statement re: Computation of Per Share Earnings. (1)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (2)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (2)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (2)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (2)

(1)  Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, Earnings per Weighted Average Common Share.

(2)  Included herein.