Form 10-Q
period 2010-09-30
SAFETY INSURANCE GROUP INC
filed 2010-11-05
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 2, 2010, there were 15,039,472 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Investment securities available for sale:
Fixed maturities, at fair value (amortized cost: $982,910 and $989,444)	$1,037,739	$1,018,329
Equity securities, at fair value (cost: $13,524 and $9,736)	13,958	9,876
Total investment securities	1,051,697	1,028,205
Cash and cash equivalents	90,883	74,470
Accounts receivable, net of allowance for doubtful accounts	158,352	137,238
Accrued investment income	9,223	10,044
Taxes recoverable	2,695	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	6,700	6,851
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	56,726	64,874
Ceded unearned premiums	11,892	13,698
Deferred policy acquisition costs	55,579	47,900
Deferred income taxes	4	8,335
Equity and deposits in pools	25,682	23,840
Other assets	10,676	12,382
Total assets	$1,480,109	$1,427,837

Liabilities
Loss and loss adjustment expense reserves	$413,066	$439,706
Unearned premium reserves	322,761	282,434
Accounts payable and accrued liabilities	43,516	59,869
Taxes payable	—	3,916
Payable for securities purchased	11,895	—
Payable to reinsurers	10,954	4,674
Other liabilities	18,496	16,803
Total liabilities	820,688	807,402

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,754,727 and 16,624,220 shares issued	168	166
Additional paid-in capital	148,800	144,814
Accumulated other comprehensive income, net of taxes	35,921	18,866
Retained earnings	530,058	506,301
Treasury stock, at cost; 1,727,455 and 1,564,548 shares	(55,526)	(49,712)
Total shareholders’ equity	659,421	620,435
Total liabilities and shareholders’ equity	$1,480,109	$1,427,837

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net earned premiums	$139,190	$133,059	$408,490	$399,715
Net investment income	10,108	11,093	31,757	32,221
Net realized gains (losses) on investments	363	(20)	295	(337)
Finance and other service income	4,770	4,197	13,642	12,578
Total revenue	154,431	148,329	454,184	444,177

Losses and loss adjustment expenses	88,455	82,280	264,905	261,555
Underwriting, operating and related expenses	44,229	42,061	128,354	122,681
Interest expense	22	23	66	66
Total expenses	132,706	124,364	393,325	384,302

Income before income taxes	21,725	23,965	60,859	59,875
Income tax expense	6,258	6,941	17,529	15,992
Net income	$15,467	$17,024	$43,330	$43,883

Earnings per weighted average common share:
Basic	$1.03	$1.11	$2.87	$2.80
Diluted	$1.03	$1.11	$2.87	$2.79

Cash dividends paid per common share	$0.50	$0.40	$1.30	$1.20

Number of shares used in computing earnings per share:
Basic	15,018,988	15,296,221	15,072,238	15,694,500
Diluted	15,036,656	15,314,552	15,089,317	15,713,733

The accompanying notes are an integral part of these financial statements

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	(Loss) Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2008	$165	$140,261	$(6,528)	$476,989	$(7,516)	$603,371
Net income, January 1 to September 30, 2009				43,883		43,883
Other comprehensive income, net of deferred federal income taxes			30,725			30,725
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	1	3,266				3,267
Dividends paid				(18,816)		(18,816)
Acquisition of treasury stock					(42,196)	(42,196)
Balance at September 30, 2009	$166	$143,527	$24,197	$502,056	$(49,712)	$620,234

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2009	$166	$144,814	$18,866	$506,301	$(49,712)	$620,435
Net income, January 1 to September 30, 2010				43,330		43,330
Other comprehensive income, net of deferred federal income taxes			17,055			17,055
Exercise of options and unearned compensation on restricted stock, net of deferred federal income taxes	2	3,986				3,988
Dividends paid				(19,573)		(19,573)
Acquisition of treasury stock					(5,814)	(5,814)
Balance at September 30, 2010	$168	$148,800	$35,921	$530,058	$(55,526)	$659,421

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$15,467	$17,024	$43,330	$43,883

Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of tax expense of $3,520, $8,744, $9,287, and $16,426	6,539	16,239	17,247	30,506
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of ($126), $7, ($103), and $118	(237)	13	(192)	219
Unrealized gains on securities available for sale	6,302	16,252	17,055	30,725

Comprehensive income	$21,769	$33,276	$60,385	$74,608

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$43,330	$43,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	9,227	9,130
(Benefit) provision for deferred income taxes	(852)	662
Net realized (gains) losses on investments	(295)	337
Gains on sales of fixed assets	(9)	—
Changes in assets and liabilities:
Accounts receivable	(21,114)	(9,561)
Accrued investment income	821	(70)
Receivable from reinsurers	8,299	10,108
Ceded unearned premiums	1,806	6,932
Deferred policy acquisition costs	(7,679)	(4,068)
Other assets	(3,824)	(1,069)
Loss and loss adjustment expense reserves	(26,640)	(20,753)
Unearned premium reserves	40,327	12,528
Accounts payable and accrued liabilities	(16,353)	(12,210)
Payable to reinsurers	6,280	6,106
Other liabilities	(2,223)	(1,082)
Net cash provided by operating activities	31,101	40,873

Cash flows from investing activities:
Fixed maturities purchased	(215,205)	(140,971)
Equity securities purchased	(5,874)	(4,708)
Proceeds from sales, paydowns and calls of fixed maturities	189,361	82,829
Proceeds from maturities of fixed maturities	40,524	10,022
Proceed from sales of equity securities	2,079	3,164
Proceed from maturities of short-term securities	—	82,996
Fixed assets purchased	(803)	(217)
Fixed assets sold	9	—
Net cash provided by investing activities	10,091	33,115

Cash flows from financing activities:
Proceeds and excess tax benefits from exercise of stock options	608	271
Dividends paid to shareholders	(19,573)	(18,816)
Acquisition of treasury stock	(5,814)	(42,196)
Net cash used for financing activities	(24,779)	(60,741)

Net increase in cash and cash equivalents	16,413	13,247
Cash and cash equivalents at beginning of year	74,470	60,451
Cash and cash equivalents at end of period	$90,883	$73,698

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

The financial information as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2010.

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

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire on October 15, 2008.  For the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company wrote $1,962 and $978, respectively, in direct written premiums in New Hampshire.

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

3.  Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period including unvested restricted shares which are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  At September 30, 2010 and 2009, the Company’s potentially dilutive instruments were common shares under options of 191,780 and 225,003, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income as reported	$15,467	$17,024	$43,330	$43,883
Less dividends:
Distributed to common shareholders	7,371	6,026	19,211	18,509
Distributed to participating security holders	139	111	362	307
Total undistributed earnings	$7,957	$10,887	$23,757	$25,067
Undistributed earnings to common shareholders	$7,810	$10,694	$23,320	$24,643
Undistributed earnings to participating security holders	$147	$193	$437	$424

Net income available to common shareholders for basic and diluted earnings per share	$15,467	$17,024	$43,330	$43,883
Weighted average number of common shares outstanding	14,741,487	15,017,392	14,795,227	15,428,696
Common equivalent shares- restricted stock	277,501	278,829	277,011	265,804
Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,018,988	15,296,221	15,072,238	15,694,500
Common equivalent shares- stock options	17,668	18,331	17,079	19,233
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,036,656	15,314,552	15,089,317	15,713,733
Basic earnings per share	$1.03	$1.11	$2.87	$2.80
Diluted earnings per share	$1.03	$1.11	$2.87	$2.79

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 119,725 anti-dilutive stock options for both the three and nine months ended September 30, 2010. There were 167,925 anti-dilutive stock options for both the three and nine months ended September 30, 2009.

4.  Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At September 30, 2010, there were 813,484 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

A summary of stock based awards granted under the Incentive Plan during the nine months ended September 30, 2010 is as follows:

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

Stock Options

The fair value of stock options used to compute net income and earnings per share for the three and nine month periods ended September 30, 2010 and 2009 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected dividend yield	1.68%	1.36% - 1.87%	1.36% - 1.68%	1.36% - 2.16%
Expected volatility	0.36	0.31 - 0.36	0.31 - 0.36	0.28 - 0.36
Risk-free interest rate	4.76%	3.82% - 4.76%	4.35% - 4.76%	3.23% - 4.76%
Expected holding period	6.5 years	6.5 - 7 years	6.5 - 7 years	6.5 - 7 years

Expected dividend yield is the Company’s dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future. Expected volatility is based on historical volatility of the Company’s common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option.  The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option.  The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term.  There were no stock options granted during the three and nine month periods ended September 30, 2010 and 2009.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes stock option activity under the Incentive Plan for the nine months ended September 30, 2010.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	215,337	$35.40
Exercised	(23,557)	$22.04
Outstanding at end of period	191,780	$37.04	4.9 years	$1,054
Exercisable at end of period	167,835	$36.21	4.8 years	$1,054

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based upon the Company’s closing stock price of $42.02 on September 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The range of exercise prices on stock options outstanding under the Incentive Plan was $12.00 to $42.85 at September 30, 2010 and 2009. The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $471 and $217, respectively.

A summary of the status of non-vested options as of September 30, 2010 is presented below.

		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Non-vested at beginning of year	60,490	$41.26
Vested	(36,545)	$40.22
Non-vested at end of period	23,945	$42.85

As of September 30, 2010, there was $149 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 0.3 years.  Cash received from options exercised was $519 and $199 for the nine months ended September 30, 2010, and 2009, respectively.

Restricted Stock

Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as expense over the requisite service period.

The following table summarizes restricted stock activity under the Incentive Plan during the nine months ended September 30, 2010.

	Shares	Weighted
	Under	Average
	Restriction	Fair Value
Outstanding at beginning of the year	298,834	$34.28
Granted	106,950	$38.61
Vested and unrestricted	(104,283)	$36.27
Outstanding at end of period	301,501	$35.13

As of September 30, 2010, there was $7,507 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.  The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2010 and 2009 was $3,782 and $3,412, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

For the nine months ended September 30, 2010 and 2009, the Company recorded compensation expense related to restricted stock of $1,970 and $1,875, net of income tax benefits of $1,060 and $1,009, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities and equity securities, including interests in mutual funds, were as follows for the periods indicated:

	As of September 30, 2010
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$47,732	$449	$—	$—	$48,181
Obligations of states and political subdivisions	411,749	20,321	(225)	—	431,845
Residential mortgage-backed securities (1)	253,454	17,687	(14)	—	271,127
Commercial mortgage-backed securities	66,588	3,401	—	—	69,989
Other asset-backed securities	21,121	1,447	—	—	22,568
Corporate and other securities	182,266	11,776	(13)	—	194,029
Subtotal, fixed maturity securities	982,910	55,081	(252)	—	1,037,739
Equity securities (2)	13,524	457	(23)	—	13,958
Totals	$996,434	$55,538	$(275)	$—	$1,051,697

	As of December 31, 2009
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$12,738	$203	$(409)	$—	$12,532
Obligations of states and political subdivisions	468,319	16,218	(1,116)	—	483,421
Residential mortgage-backed securities (1)	289,736	11,271	(546)	—	300,461
Commercial mortgage-backed securities	73,431	594	(1,109)	—	72,916
Other asset-backed securities	22,781	879	(1,360)	—	22,300
Corporate and other securities	122,439	4,737	(477)	—	126,699
Subtotal, fixed maturity securities	989,444	33,902	(5,017)	—	1,018,329
Equity securities (2)	9,736	140	—	—	9,876
Totals	$999,180	$34,042	$(5,017)	$—	$1,028,205

(1)  Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations and mortgage-backed securities guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB). The total of these fixed maturity securities was $253,329 and $289,447 at amortized cost and $271,000 and $300,172 at fair value as of September 30, 2010 and December 31, 2009, respectively.

(2)  Equity securities includes interests in mutual funds of $11,029 and $9,736  at cost and $11,487 and $9,876 at fair value as of September 30, 2010 and December 31, 2009, respectively, held to fund the Company’s executive deferred compensation plan.

(3)  The Company’s investment portfolio included 35 and 89 securities in an unrealized loss position at September 30, 2010 and December 31, 2009, respectively.

(4) Amounts in this column represent all other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.

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

	As of September 30, 2010
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$102,901	$103,519
Due after one year through five years	250,941	264,424
Due after five years through ten years	175,104	188,651
Due after ten years through twenty years	103,115	107,536
Due after twenty years	9,686	9,925
Asset-backed securities	341,163	363,684
Totals	$982,910	$1,037,739

The gross realized gains (losses) on sales of fixed maturity and equity securities were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross realized gains
Fixed maturity securities	$618	$151	$1,227	$151
Short term securities	—	—	—	1
Gross realized losses
Fixed maturity securities	(255)	(171)	(924)	(171)
Equity securities	—	—	(8)	(318)
Net realized gains (losses) on investments	$363	$(20)	$295	$(337)

Proceeds from fixed maturities maturing were $15,024 and $4,700 for the three months ended September 30, 2010 and 2009, respectively. Proceeds from fixed maturities maturing were $40,524 and $10,022 for the nine months ended September 30, 2010 and 2009, respectively.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following tables as of September 30, 2010 and December 31, 2009 illustrate the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also illustrate the length of time that the securities have been in a continuous unrealized loss position.

	As of September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$17,876	$71	$4,464	$154	$22,340	$225
Residential mortgage-backed securities	222	3	337	11	559	14
Corporate and other securities	1,977	13	—	—	1,977	13
Subtotal, fixed maturity securities	20,075	87	4,801	165	24,876	252
Equity securities	2,472	23	—	—	2,472	23
Total temporarily impaired securities	$22,547	$110	$4,801	$165	$27,348	$275

	As of December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$9,832	$409	$—	$—	$9,832	$409
Obligations of states and political subdivisions	47,585	257	13,483	859	61,068	1,116
Residential mortgage-backed securities	33,753	523	855	23	34,608	546
Commercial mortgage-backed securities	4,940	67	38,260	1,042	43,200	1,109
Other asset-backed securities	—	—	6,616	1,360	6,616	1,360
Corporate and other securities	26,217	315	5,143	162	31,360	477
Total temporarily impaired securities	$122,327	$1,571	$64,357	$3,446	$186,684	$5,017

As of September 30, 2010, the Company held insured investment securities of approximately $266,195 which represented approximately 25.3% of the Company’s total investment portfolio. Approximately $55,344 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows the Company’s insured investment securities that are backed by financial guarantors including pre-refunded securities as of September 30, 2010.  The Company does not have any direct investment holdings in a financial guarantee insurance company.

	As of September 30, 2010
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$29,478	$3,467	$26,011
Financial Guaranty Insurance Company	282	282	—
Assured Guaranty Municipal Corporation	102,344	38,940	63,404
National Public Finance Guaranty Corporation	125,932	12,655	113,277
Total municipal bonds	258,036	55,344	202,692
Other asset-backed securities
Ambac Assurance Corporation	4,292	—	4,292
Financial Guaranty Insurance Company	3,867	—	3,867
Total other asset-backed securities	8,159	—	8,159
Total	$266,195	$55,344	$210,851

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table shows the Company’s insured investments by Moody’s rating where it is available both with and without the impact of the insurance guarantee as of September 30, 2010.

	As of September 30, 2010
	Rating	Rating
	With	Without
Rating	Insurance	Insurance
Aaa	$3,946	$3,946
Aa1	26,589	26,589
Aa2	81,304	75,289
Aa3	90,574	79,318
A1	12,080	14,251
A2	11,169	17,057
A3	13,140	16,337
Baa1	282	282
Ba1	—	6,015
Total	$239,084	$239,084

Other-Than-Temporary Impairments

ASC 320, Investments — Debt and Equity Securities requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. Prior to April 1, 2009, the Company had to determine whether it had the intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors resulted in the Company’s conclusion that declines in market values were other-than-temporary, the cost of the security was written down to market value and the reduction in value was reflected as a realized loss.

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

The unrealized losses in the Company’s fixed income and equity portfolio as of September 30, 2010 were reviewed for potential other- than-temporary asset impairments.  The Company held no securities at September 30, 2010 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at September 30, 2010 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

During the nine months ended September 30, 2010 and 2009, there was no significant deterioration in the credit quality of any of the Company’s holdings and no OTTI charges were recorded related to the Company’s portfolio of investment securities.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

ASC 320, Investments — Debt and Equity Securities requires that the Company record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the noncredit component of a previously recognized OTTI from retained earnings to other comprehensive income (loss). At September 30, 2010 and December 31, 2009, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest and dividends on fixed maturities	$10,343	$11,351	$32,530	$32,843
Dividends on equity securities	62	38	160	109
Interest on cash and cash equivalents	27	47	59	198
Interest on short-term securities and other invested assets	3	3	9	74
Total investment income	10,435	11,439	32,758	33,224
Investment expenses	327	346	1,001	1,003
Net investment income	$10,108	$11,093	$31,757	$32,221

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosure provides a revised definition of fair value, establishes a framework for measuring fair value, and expands financial statement disclosure requirements for fair value information.  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). ASC 820  establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in ASC 820 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

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

All unadjusted estimates of fair value for fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.

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

The Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2010.  There were no significant changes to the valuation process during the nine months ending September 30, 2010.  As of September 30, 2010 and December 31, 2009, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

The following tables summarize our total fair value measurements for investments for the periods indicated.

	As of September 30, 2010
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$48,181	$—	$48,181	$—
Obligations of states and political subdivisions	431,845	—	431,845	—
Residential mortgage-backed securities	271,127	—	271,127	—
Commercial mortgage-backed securities	69,989	—	69,989	—
Other asset-backed securities	22,568	—	22,568	—
Corporate and other securities	194,029	—	194,029	—
Equity securities	13,958	13,958	—	—
Total investment securities	$1,051,697	$13,958	$1,037,739	$—

	As of December 31, 2009
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$12,532	$—	$12,532	$—
Obligations of states and political subdivisions	483,421	—	483,421	—
Residential mortgage-backed securities	300,461	—	300,461	—
Commercial mortgage-backed securities	72,916	—	72,916	—
Other asset-backed securities	22,300	—	19,796	2,504
Corporate and other securities	126,699	—	126,699	—
Equity securities	9,876	9,876	—	—
Total investment securities	$1,028,205	$9,876	$1,015,825	$2,504

The following table summarizes the changes in the Company’s Level 3 fair value measurements for the three months ended September 30, 2010.

Other
Asset-Backed
Securities
Balance at July 1, 2010	$3,182
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	685
Purchases and sales	—
Transfers in (out) of Level 3	(3,867)
Balance at September 30, 2010	$—
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at September 30, 2010	$—

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value measurements for the nine months ended September 30, 2010.

Other
Asset-Backed
Securities
Balance at January 1, 2010	$2,504
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	1,363
Purchases and sales	—
Transfers in (out) of Level 3	(3,867)
Balance at September 30, 2010	$—
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at September 30, 2010	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. On January 1 and July 1, 2010, the Company’s Level 3 securities consisted of one asset-backed security whose price was based solely on a single broker quote which was deemed to be obtained through unobservable inputs.  During the quarter ended September 30, 2010, a cash tender offer was received for this security.  As a result, the fair value of the security at September 30, 2010 was deemed to be based on observable inputs and accordingly, was transferred into Level 2.  This security was sold during October 2010.

6.   Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated:

	Nine Months Ended
	September 30,
	2010	2009
Reserves for losses and LAE at beginning of year	$439,706	$467,559
Less reinsurance recoverable on unpaid losses and LAE	(64,874)	(76,489)
Net reserves for losses and LAE at beginning of year	374,832	391,070
Incurred losses and LAE, related to:
Current year	297,800	291,612
Prior years	(32,895)	(30,057)
Total incurred losses and LAE	264,905	261,555
Paid losses and LAE related to:
Current year	174,087	158,475
Prior years	109,310	114,787
Total paid losses and LAE	283,397	273,262
Net reserves for losses and LAE at end of period	356,340	379,363
Plus reinsurance recoverables on unpaid losses and LAE	56,726	67,443
Reserves for losses and LAE at end of period	$413,066	$446,806

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $32,895 and $30,057 for the nine months ended September 30, 2010 and 2009, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities. The decrease in prior years reserves during the 2010 period is primarily composed of reductions of $23,066 in the Company’s retained automobile reserves and $5,038 in reserves assumed from Commonwealth Automobile Reinsurers (“CAR”).  The decrease in prior year reserves during the 2009 period is primarily composed of reductions of $15,706 in the Company’s retained automobile reserves, $8,780 in reserves assumed from CAR, and $4,139 in the Company’s retained homeowners reserves.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The Company’s private passenger automobile line of business prior year reserves decreased by $23,129 for the nine months ended September 30, 2010. The decrease was primarily due to improved retained private passenger results of $16,622 for the accident years 2005 through 2009, and improved assumed CAR results for the private passenger automobile pool of $3,507 for accident years 2007 through 2009. The Company’s private passenger automobile line of business prior year reserves decreased by $20,699 for the nine months ended September 30, 2009. The decrease was primarily due to improved retained private passenger results of $10,975 for accident years 2004 through 2008, and improved assumed CAR results for the private passenger automobile pool of $7,168 for accident years 2005 through 2008.  The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.  The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee.

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

On January 14, 2010, the Company announced it had reached an agreement with the AG to change the way in which the Company calculated motorcycle premiums for certain types of coverage dating back to January 1, 2002. Under the terms of the settlement, the Company agreed to pay refunds to certain motorcycle policyholders.  The Company has deposited $7,408 into a trust fund to be used to pay the amount of those refunds and has paid $330 to the Commonwealth of Massachusetts, which includes reimbursement of costs and expenses related to the implementation of the settlement by the AG.  Of the total settlement to date, $7,547 was recorded as an increase to the Company’s Underwriting, operating and other expenses for the year ended December 31, 2009 and $191 of additional refunds subsequently identified by the AG and deposited to the trust fund by the

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Company in July 2010 was recorded as Underwriting, operating and other expenses for the nine months ended September 30, 2010.

The Company worked with the Attorney General’s office to identify the policies on which refunds would be issued and the amount of refunds to be paid to each individual policyholder. During the quarter ended September 30, 2010, the Company first notified approximately 21 thousand policyholders of the amount of individual refunds offered and requested receipt of appropriate releases from them in order to access the trust fund to issue refund checks.  As of October 28, 2010, a total of approximately $5,830 in refund checks has been issued to about 14 thousand policyholders.  The final total of refunds paid may be more or less than currently estimated; however, in management’s opinion, any future expenses related to the settlement will not have a material adverse effect upon the overall financial position of the Company.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. Among other covenants, the credit facility restricts the Company’s payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of the Company’s prior year’s net income, as determined in accordance with GAAP. As of September 30, 2010, the Company was in compliance with all such covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at September 30, 2010 and December 31, 2009. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at September 30, 2010 and 2009.

9. Income Taxes

Federal income tax expense for the nine months ended September 30, 2010 and 2009 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

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

During the nine months ended September 30, 2010, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

As of September 30, 2010 and December 31, 2009, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2006. The Company is not currently under examination by the IRS.   During the year 2009, the Massachusetts Department of Revenue concluded its review of the 2005 and 2006 tax periods.  The resulting audit adjustments were immaterial to the Company’s financial position.

10. Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares. On March 19, 2009, the Board of Directors increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company’s outstanding common shares. On August 4, 2010, the Board of Directors again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of the Company’s outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

During the nine months ended September 30, 2010, the Company purchased 162,907 shares of its common shares on the open market under the program at a cost of $5,814. During the nine months ended September 30, 2009, the Company purchased 1,332,535 of its common shares on the open market under the program at a cost of $42,196.  As of September 30, 2010 the Company had purchased 1,727,455 shares on the open market at a cost of $55,526. As of December 31, 2009, the Company had purchased 1,564,548 of its common shares on the open market under the program at a cost of $49,712.  There was no activity under the program during the quarter ended September 30, 2010.

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

We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 69.2% of our direct written premiums in 2009), we offer a portfolio of other insurance products, including commercial automobile (12.0% of 2009 direct written premiums), homeowners (14.7% of 2009 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 4.1% of 2009 direct written premiums). Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C, (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 861 in 999 locations throughout Massachusetts during 2009. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.7% and 11.0% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2010, according to the Commonwealth Automobile Reinsurers (“CAR”) Cession Volume Analysis Report of October 22, 2010, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this discussion as automobile exposures.

Our Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire on October 15, 2008.  For the nine months ended September 30, 2010 and the year ended December 31, 2009, we wrote $1,962 and $978, respectively, in direct written premiums in New Hampshire.

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

The Commissioner issued a number of bulletins addressing issues related to the implementation of Managed Competition (the “Rating Bulletins”). Rating Bulletin 2009-13 limits voluntary market rates to a level no higher than the rates in the residual market. Rating Bulletin 2008-17 describes how companies may place risks among company affiliates within an insurer group.

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

Under Managed Competition, we decreased our rates an average 6.7% in 2008. During 2009, we increased our rates an average of 2.6% in a series of rate filings during the year. We began using three rating tiers effective April 1, 2009. We filed and were approved for a 0.3% rate decrease effective June 1, 2009 and a 2.9% rate increase effective October 1, 2009.  We also filed and have been approved for a rate increase of 0.4% and began using four rating tiers effective January 1, 2010. A Companion Policy

Client Tier, which is policyholders that have a non-private passenger automobile policy with us, receives a rate decrease of 2.5% from our filed base rates. A Loyal Automobile Client Tier, which is policyholders who have been insured with Safety two or more years, receives our filed base rates. A New Insurance Client Tier, which is policyholders with 12 or more months of continuous coverage or who qualify for a multi-car discount, receives a rate increase of 2.5% from our filed base rates. A New Policyholder Tier, which is policyholders that don’t qualify for the other three tiers, receives MAIP rates. We filed and were approved for a 1.9% increase in our rates effective April 19, 2010 and we also filed and were approved for a 0.5% decrease in our rates effective June 15, 2010. Our rates include a 13.0% commission rate for agents. Our direct written premiums decreased by 2.4% in 2009 primarily as a result of Managed Competition rate decreases effective on and after April 1, 2008.

Statutory Accounting Principles

Our results are reported in accordance with GAAP, which differ from amounts reported in accordance with statutory accounting principles (“SAP”) as prescribed by insurance regulatory authorities, which in general reflect a liquidating, rather than going concern concept of accounting. Specifically, under GAAP:

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

Insurance Ratios

The property and casualty insurance industry uses the combined ratio as a measure of underwriting profitability. The combined ratio is the sum of the loss ratio (losses and loss adjustment expenses incurred as a percent of net earned premiums) plus the expense ratio (underwriting expenses as a percent of net earned premiums, calculated on a GAAP basis). The combined ratio reflects only underwriting results and does not include income from investments or finance and other service income. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, weather, economic and social conditions, and other factors.

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
GAAP ratios:
Loss ratio	63.5%	61.8%	64.8%	65.4%
Expense ratio	31.8	31.6	31.4	30.7
Combined ratio	95.3%	93.4%	96.2%	96.1%

Stock-Based Compensation

Long-term incentive compensation is provided under the our 2002 Management Omnibus Incentive Plan (the “Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights, and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At September 30, 2010, there were 813,484 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the nine months ended September 30, 2010 is as follows:

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”). In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to adjust our reinsurance programs as a result of the changes to the models. As of January 1, 2010, our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $450,000. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance protects us in the event of a “130-year storm” (that is, a storm of a severity expected to occur once in a 130-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A” (Excellent). All of our other reinsurers have an A.M. Best rating of “A” (Excellent) or better except for Validus, which is rated “A-” (Excellent).

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2010, the FAIR Plan purchased $1,000,000 of catastrophe reinsurance for property losses in excess of $200,000. At September 30, 2010, we had no material amounts recoverable from any reinsurer, excluding $43,812 recoverable from CAR.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $314,669 to $363,928 as of September 30, 2010. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $356,340 as of September 30, 2010.

The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2010.  We have recorded reserves closer to the high end of the ranges of our projections.

Line of Business	Low	Recorded	High
Private passenger automobile	$213,290	$240,450	$243,897
Commercial automobile	43,067	47,515	48,985
Homeowners	39,952	48,902	50,589
All other	18,360	19,473	20,457
Total	$314,669	$356,340	$363,928

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of September 30, 2010.

Line of Business	Case	IBNR	Total
Private passenger automobile	$229,400	$417	$229,817
CAR assumed private passenger auto	8,627	2,006	10,633
Commercial automobile	30,655	4,441	35,096
CAR assumed commercial automobile	7,450	4,969	12,419
Homeowners	26,014	7,515	33,529
FAIR Plan assumed homeowners	7,482	7,891	15,373
All other	10,184	9,289	19,473
Total net reserves for losses and LAE	$319,812	$36,528	$356,340

Our IBNR reserves for CAR assumed commercial automobile business are 40.0% of our total reserves for CAR assumed commercial automobile business as of September 30, 2010 due to the reporting delays in the information we receive from CAR, as described further in the section CAR Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 51.3% of our total reserves for FAIR Plan assumed homeowners at September 30, 2010 due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e.  direct less ceded) reserves and assumed reserves as of September 30, 2010.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$229,817
CAR assumed private passenger automobile		$10,633
Net private passenger automobile			$240,450
Commercial automobile	35,096
CAR assumed commercial automobile		12,419
Net commercial automobile			47,515
Homeowners	33,529
FAIR Plan assumed homeowners		15,373
Net homeowners			48,902
All other	19,473	—	19,473
Total net reserves for losses and LAE	$317,915	$38,425	$356,340

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

We receive our final calendar year Participation Ratio report from CAR eight months after the end of that year, and thus we have to estimate for six quarters our share of the CAR deficit. For example, for the year ended December 31, 2009 we had to estimate our 2009 policy year CAR Participation Ratio beginning with the first quarter of 2009 through the second quarter of 2010.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the nine months ended September 30, 2010, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $4,085. Each 1 percentage-point change in the loss and loss expense ratio would have had a $2,655 effect on net income, or $0.18 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30, 2010. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,596)	$(2,298)	$—
Estimated increase in net income	2,987	1,494	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,298)	—	2,298
Estimated increase (decrease) in net income	1,494	—	(1,494)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,298	4,596
Estimated decrease in net income	—	(1,494)	(2,987)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(702)	(351)	—
Estimated increase in net income	456	228	—
No Change in Severity
Estimated (decrease) increase in reserves	(351)	—	351
Estimated increase (decrease) in net income	228	—	(228)
+1 Percent Change in Severity
Estimated increase in reserves	—	351	702
Estimated decrease in net income	—	(228)	(456)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(671)	(335)	—
Estimated increase in net income	436	218	—
No Change in Severity
Estimated (decrease) increase in reserves	(335)	—	335
Estimated increase (decrease) in net income	218	—	(218)
+1 Percent Change in Severity
Estimated increase in reserves	—	335	671
Estimated decrease in net income	—	(218)	(436)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(389)	(195)	—
Estimated increase in net income	253	127	—
No Change in Severity
Estimated (decrease) increase in reserves	(195)	—	195
Estimated increase (decrease) in net income	127	—	(127)
+1 Percent Change in Severity
Estimated increase in reserves	—	195	389
Estimated decrease in net income	—	(127)	(253)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2010. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(106)	$106
Estimated increase (decrease) in net income	69	(69)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(124)	124
Estimated increase (decrease) in net income	81	(81)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(154)	154
Estimated increase (decrease) in net income	100	(100)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $32,895, and $30,057 for the nine months ended September 30, 2010 and 2009, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2010 and 2009. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Nine Months Ended
	September 30,
Accident Year	2010	2009
2000 & prior	$(385)	$(467)
2001	(266)	(828)
2002	(587)	(1,207)
2003	(1,273)	(1,071)
2004	(1,548)	(2,755)
2005	(3,626)	(5,017)
2006	(6,358)	(6,765)
2007	(6,866)	(4,717)
2008	(7,199)	(7,230)
2009	(4,787)	—
All prior years	$(32,895)	$(30,057)

The decreases in prior years reserves during the nine months ended September 30, 2010 and 2009 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2010 decrease is primarily composed of reductions of $23,066 in our retained automobile reserves and $5,038 in CAR assumed reserves.   The 2009 decrease is primarily composed of reductions of $15,706 in our retained automobile reserves, $8,780 in CAR assumed reserves and $4,139 in our retained homeowners reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2010.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2000 & prior	$(331)	$(54)	$—	$—	$(385)
2001	(244)	(22)	—	—	(266)
2002	(493)	(66)	—	(28)	(587)
2003	(801)	(276)	—	(196)	(1,273)
2004	(917)	(416)	15	(230)	(1,548)
2005	(2,551)	(590)	(217)	(268)	(3,626)
2006	(3,574)	(1,748)	(695)	(341)	(6,358)
2007	(4,735)	(707)	(972)	(452)	(6,866)
2008	(5,673)	(578)	(330)	(618)	(7,199)
2009	(3,810)	(518)	(431)	(28)	(4,787)
All prior years	$(23,129)	$(4,975)	$(2,630)	$(2,161)	$(32,895)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the nine months ended September 30, 2010; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2000 & prior	$(315)	$(54)	$—	$—	$(369)
2001	(208)	(17)	—	—	(225)
2002	(418)	(55)	—	(28)	(501)
2003	(735)	(251)	—	(196)	(1,182)
2004	(903)	(423)	—	(230)	(1,556)
2005	(2,524)	(534)	(208)	(268)	(3,534)
2006	(3,387)	(1,565)	(669)	(341)	(5,962)
2007	(3,998)	(523)	(892)	(452)	(5,865)
2008	(4,291)	(265)	—	(618)	(5,174)
2009	(2,422)	(178)	—	(28)	(2,628)
All prior years	$(19,201)	$(3,865)	$(1,769)	$(2,161)	$(26,996)

The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the nine months ended September 30, 2010.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2000 & prior	$(16)	$—	$—	$(16)
2001	(36)	(5)	—	(41)
2002	(75)	(11)	—	(86)
2003	(66)	(25)	—	(91)
2004	(14)	7	15	8
2005	(27)	(56)	(9)	(92)
2006	(187)	(183)	(26)	(396)
2007	(737)	(184)	(80)	(1,001)
2008	(1,382)	(313)	(330)	(2,025)
2009	(1,388)	(340)	(431)	(2,159)
All prior years	$(3,928)	$(1,110)	$(861)	$(5,899)

Our private passenger automobile line of business prior year reserves decreased by $23,129 for the nine months ended September 30, 2010. The decrease was primarily due to improved retained private passenger results of $16,622 for the accident years 2005 through 2009, and improved assumed CAR results for the private passenger automobile pool of $3,507 for accident years 2007 through 2009.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves. The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee.

Our commercial automobile line of business prior year reserves decreased by $4,975 for the nine months ended September 30, 2010 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves decreased by $1,769 for the nine months ended September 30, 2010. Our FAIR Plan homeowners reserve decreased by $861 for the nine months ended September 30, 2010.

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

Results of Operations

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

The following table shows certain of our selected financial results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Direct written premiums	$157,038	$143,210	$471,527	$438,269
Net written premiums	$150,004	$137,260	$450,623	$419,176
Net earned premiums	$139,190	$133,059	$408,490	$399,715
Investment income	10,108	11,093	31,757	32,221
Net realized gains (losses) on investments	363	(20)	295	(337)
Finance and other service income	4,770	4,197	13,642	12,578
Total revenue	154,431	148,329	454,184	444,177
Loss and loss adjustment expenses	88,455	82,280	264,905	261,555
Underwriting, operating and related expenses	44,229	42,061	128,354	122,681
Interest expense	22	23	66	66
Total expenses	132,706	124,364	393,325	384,302
Income before income taxes	21,725	23,965	60,859	59,875
Income tax expense	6,258	6,941	17,529	15,992
Net income	$15,467	$17,024	$43,330	$43,883
Earnings per weighted average common share:
Basic	$1.03	$1.11	$2.87	$2.80
Diluted	$1.03	$1.11	$2.87	$2.79
Cash dividends paid per common share	$0.50	$0.40	$1.30	$1.20

Direct Written Premiums.  Direct written premiums for the quarter ended September 30, 2010 increased by $13,828, or 9.7%, to $157,038 from $143,210 for the comparable 2009 period. Direct written premiums for the nine months ended September 30, 2010 increased by $33,258, or 7.6%, to $471,527 from $438,269 for the comparable 2009 period. The 2010 increases occurred primarily in our personal automobile and homeowners lines, which experienced increases of 4.1% and 3.1%, respectively, in average written premium per exposure and increases of 2.5% and 20.7%, respectively, in written exposures for the nine months ended September 30, 2010 from the comparable 2009 period.  The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.  Partially offsetting these increases was a 5.0% decrease in average written premium per exposure and a 2.6% decrease in written exposures in our commercial automobile line for the nine months ended September 30, 2010 from the comparable 2009 period.  This decrease is primarily a result of reduced exposures from ERPs submitting business through the CAR LSC program and general economic conditions which have reduced the size of the overall commercial automobile insurance market in Massachusetts.

Net Written Premiums.  Net written premiums for the quarter ended September 30, 2010 increased by $12,744, or 9.3%, to $150,004 from $137,260 for the comparable 2009 period. Net written premiums for the nine months ended September 30, 2010 increased by $31,447, or 7.5%, to $450,623 from $419,176 for the comparable 2009 period.  The 2010 increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the quarter ended September 30, 2010 increased by $6,131, or 4.6%, to $139,190 from $133,059 for the comparable 2009 period. Net earned premiums for the nine months ended September 30, 2010 increased by $8,775, or 2.2%, to $408,490 from $399,715 for the comparable 2009 period.  The 2010 increase was due to the factors that increased direct written premiums combined with decreases in earned premiums ceded to CAR, and partially offset by decreases in earned premiums assumed from CAR.  Earned premiums assumed from and ceded to CAR decreased as a result of the phase-out of the CAR personal automobile reinsurance pool, which was fully replaced by an assigned risk plan, the MAIP, beginning with personal automobile policy effective dates after March 31, 2009.

The effect of assumed and ceded premiums on net written and net earned premiums is presented in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Written Premiums
Direct	$157,038	$143,210	$471,527	$438,269
Assumed	2,617	3,059	9,557	12,447
Ceded	(9,651)	(9,009)	(30,461)	(31,540)
Net written premiums	$150,004	$137,260	$450,623	$419,176

Earned Premiums
Direct	$147,440	$139,101	$430,506	$415,810
Assumed	2,463	5,778	10,251	22,377
Ceded	(10,713)	(11,820)	(32,267)	(38,472)
Net earned premiums	$139,190	$133,059	$408,490	$399,715

Net Investment Income.  Net investment income for the quarter ended September 30, 2010 decreased by $985, or 8.9%, to $10,108 from $11,093 for the comparable 2009 period.  Net investment income for the nine months ended September 30, 2010 decreased by $464, or 1.3%, to $31,757 from $32,221 for the comparable 2009 period.  The 2010 decreases primarily resulted from lower short-term interest rates, risk reduction actions related to municipal bonds, and duration-shortening actions taken to protect the portfolio from rising interest rates. Net effective annualized yield on the investment portfolio decreased to 3.8% and 4.0%, respectively, for the quarter and nine months ended September 30, 2010 from 4.2% and 4.1%, respectively, for the comparable 2009 periods. Our duration decreased to 2.9 years at September 30, 2010 from 3.2 years at September 30, 2009.

Net Realized Gains (Losses) on Investments.  Net realized gains on investments were $363 for the quarter ended September 30, 2010 compared to net realized losses of $20 for the comparable 2009 period. Net realized gains on investments were $295 for the nine months ended September 30, 2010 compared to net realized losses of $337 for the comparable 2009 period.

The gross unrealized gains and losses on investments in fixed maturity securities and equity securities, including interests in mutual funds, were as follows:

	As of September 30, 2010
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$47,732	$449	$—	$—	$48,181
Obligations of states and political subdivisions	411,749	20,321	(225)	—	431,845
Residential mortgage-backed securities (1)	253,454	17,687	(14)	—	271,127
Commercial mortgage-backed securities	66,588	3,401	—	—	69,989
Other asset-backed securities	21,121	1,447	—	—	22,568
Corporate and other securities	182,266	11,776	(13)	—	194,029
Subtotal, fixed maturity securities	982,910	55,081	(252)	—	1,037,739
Equity securities (2)	13,524	457	(23)	—	13,958
Totals	$996,434	$55,538	$(275)	$—	$1,051,697

(1)  Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations and mortgage-backed securities guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB). The total of these fixed maturity securities was $253,329 at amortized cost and $271,000 at fair value as of September 30, 2010.

(2)  Equity securities includes interests in mutual funds of $11,029 at cost and $11,487 at fair value as of September 30, 2010 held to fund the Company’s executive deferred compensation plan.

(3)  Our investment portfolio included 35 securities in an unrealized loss position at September 30, 2010.

(4)  Amounts in this column represent OTTI recognized in accumulated other comprehensive income.

We continue to hold no subprime mortgage debt securities. All of our holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of September 30, 2010
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$330,516	31.9%
Aaa/Aa	478,132	46.1
A	123,958	11.9
Baa	60,985	5.9
Ba	332	—
Not rated (Standard & Poor’s rating of A or higher)	43,816	4.2
Total	$1,037,739	100.0%

Ratings are assigned by Moody’s, or the equivalent Standard & Poor’s if a Moody’s rating is not available, as discussed above. Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2010.

	As of September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$17,876	$71	$4,464	$154	$22,340	$225
Residential mortgage-backed securities	222	3	337	11	559	14
Corporate and other securities	1,977	13	—	—	1,977	13
Subtotal, fixed maturity securities	20,075	87	4,801	165	24,876	252
Equity securities	2,472	23	—	—	2,472	23
Total temporarily impaired securities	$22,547	$110	$4,801	$165	$27,348	$275

As of September 30, 2010, we held insured investment securities of approximately $266,195, which represented approximately 25.3% of our total investment portfolio. Approximately $55,344 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of September 30, 2010.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of September 30, 2010
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$29,478	$3,467	$26,011
Financial Guaranty Insurance Company	282	282	—
Assured Guaranty Municipal Corporation	102,344	38,940	63,404
National Public Finance Guaranty Corporation	125,932	12,655	113,277
Total municipal bonds	258,036	55,344	202,692
Other asset-backed securities
Ambac Assurance Corporation	4,292	—	4,292
Financial Guaranty Insurance Company	3,867	—	3,867
Total other asset-backed securities	8,159	—	8,159
Total	$266,195	$55,344	$210,851

The following table shows our insured investments by Moody’s rating where it is available both with and without the impact of the insurance guarantee as of September 30, 2010.

	As of September 30, 2010
	Rating	Rating
	With	Without
Rating	Insurance	Insurance
Aaa	$3,946	$3,946
Aa1	26,589	26,589
Aa2	81,304	75,289
Aa3	90,574	79,318
A1	12,080	14,251
A2	11,169	17,057
A3	13,140	16,337
Baa1	282	282
Ba1	—	6,015
Total	$239,084	$239,084

We reviewed the unrealized losses in our fixed income and equity portfolio as of September 30, 2010 for potential other-than-temporary asset impairments.  We held no securities at September 30, 2010 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was performed for securities appearing on our “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency, and the historical volatility of the fair value of the security.

Of the $275 gross unrealized losses as of September 30, 2010, $239 relates to obligations of states and political subdivisions. The remaining $36 of gross unrealized losses relates primarily to holdings of investment grade corporate and other fixed maturity and equity securities.

The unrealized losses recorded on the investment portfolio at September 30, 2010 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the nine months ended September 30, 2010 and 2009, there was no significant deterioration in the credit quality of any of our holdings and no other-than-temporary impairment charges were recorded related to our portfolio of investment securities.

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

All unadjusted estimates of fair value for fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.

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

Our entire portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2010.  There were no significant changes to the valuation process during the nine months ending September 30, 2010.  As of September 30, 2010 and December 31, 2009, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

The following table summarizes our total fair value measurements and the fair value measurements based on the Level of inputs for investments as of September 30, 2010.

	As of September 30, 2010
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$48,181	$—	$48,181	$—
Obligations of states and political subdivisions	431,845	—	431,845	—
Residential mortgage-backed securities	271,127	—	271,127	—
Commercial mortgage-backed securities	69,989	—	69,989	—
Other asset-backed securities	22,568	—	22,568	—
Corporate and other securities	194,029	—	194,029	—
Equity securities	13,958	13,958	—	—
Total investment securities	$1,051,697	$13,958	$1,037,739	$—

The following table summarizes the changes in our Level 3 fair value measurements for the quarter ended September 30, 2010.

Other
Asset-Backed
Securities
Balance at July 1, 2010	$3,182
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	685
Purchases and sales	—
Transfers in (out) of Level 3	(3,867)
Balance at September 30, 2010	$—
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at September 30, 2010	$—

The following table summarizes the changes in our Level 3 fair value measurements for the nine months ended September 30, 2010.

Other
Asset-Backed
Securities
Balance at January 1, 2010	$2,504
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	1,363
Purchases and sales	—
Transfers in (out) of Level 3	(3,867)
Balance at September 30, 2010	$—
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at September 30, 2010	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. On January 1 and July 1, 2010, our Level 3 securities consisted of one asset-backed security whose price was based solely on a single broker quote which was deemed to be obtained through unobservable inputs.  During the quarter ended September 30, 2010, a cash tender offer was received for this security.  As a result, the fair value of the security at September 30,

2010 was deemed to be based on observable inputs and accordingly, was transferred into Level 2.  This security was sold during October 2010.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income increased by $573, or 13.7%, to $4,770 for the quarter ended September 30, 2010 from $4,197 for the comparable 2009 period. Finance and other service income increased by $1,064, or 8.5%, to $13,642 for the nine months ended September 30, 2010 from $12,578 for the comparable 2009 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the quarter ended September 30, 2010 increased by $6,175, or 7.5%, to $88,455 from $82,280 for the comparable 2009 period. Losses and loss adjustment expenses incurred for the nine months ended September 30, 2010 increased by $3,350, or 1.3%, to $264,905 from $261,555 for the comparable 2009 period.  Our GAAP loss ratio for the quarter ended September 30, 2010 increased to 63.5% from 61.8% for the comparable 2009 period.   Our GAAP loss ratio for the nine months ended September 30, 2010 decreased to 64.8% from 65.4% for the comparable 2009 period.  Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended September 30, 2010 increased to 54.4% from 52.0% for the comparable 2009 period.  Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2010 decreased to 55.5% from 55.9% for the comparable 2009 period. Total prior year favorable development included in the pre-tax results for the quarter and nine months ended September 30, 2010 was $10,337 and $32,895, respectively, compared to prior years favorable development of $11,911 and $30,057, respectively, for the comparable 2009 periods.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the quarter ended September 30, 2010 increased by $2,168, or 5.2%, to $44,229 from $42,061 for the comparable 2009 period. Underwriting, operating and related expense for the nine months ended September 30, 2010 increased by $5,673, or 4.6%, to $128,354 from $122,681 for the comparable 2009 period. Our GAAP expense ratios for the quarter ended September 30, 2010 increased to 31.8 % from 31.6% for the comparable 2009 period. Our GAAP expense ratios for the nine months ended September 30, 2010 increased to 31.4 % from 30.7% for the comparable 2009 period.  The increase in the 2010 periods is primarily due to increases in agent commission expenses.

Interest Expense.  Interest expense for the quarter ended September 30, 2010 was $22, compared to $23 for the comparable 2009 period. Interest expense for the nine months ended September 30, 2010 and 2009 was $66. The credit facility commitment fee included in interest expense was $19 for both the quarters ended September 30, 2010 and 2009 and $56 for both the nine months ended September 30, 2010 and 2009.

Income Tax Expense.  Our effective tax rate was 28.8% and 29.0% for the quarters ended September 30, 2010 and 2009, respectively. Our effective tax rate was 28.8% and 26.7% for the nine months ended September 30, 2010 and 2009, respectively.  These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

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

Net cash provided by operating activities was $31,101 and $40,873 during the nine months ended September 30, 2010 and 2009, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash provided by investing activities during the nine months ended September 30, 2010 and 2009 was $10,091 and $33,115, respectively, due primarily from sales, paydowns, calls and maturities of fixed maturity and short-term securities exceeding purchases of securities.

Net cash used for financing activities was $24,779 and $60,741 during the nine months ended September 30, 2010 and 2009, respectively. Net cash used for financing activities is primarily comprised of dividend payments to shareholders and the acquisition of treasury stock.  Acquisition of treasury stock was $5,814 during the nine months ending September 30, 2010, compared to $42,196 during the comparable 2009 period.

Credit Facility

On August 14, 2008, we entered into an Amended and Restated Revolving Credit Agreement (the “New Credit Agreement”) with RBS Citizens, NA (“RBS Citizens”). The New Credit Agreement amended and restated the terms of our existing Revolving Credit Agreement with RBS Citizens prior to its expiration date of August 17, 2008. The New Credit Agreement extends the maturity date to August 14, 2013 and provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000. Loans under the credit facility bear interest at our option of either (i) the LIBOR rate plus 1.25% per annum or (ii) the higher of RBS Citizens prime rate or 0.5% above the federal funds rate plus 1.25% per annum.  Interest only is payable prior to maturity.

Our obligations under the credit facility are secured by pledges of our assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, and other matters. Among other covenants, the credit facility restricts our payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of our prior year’s net income, as determined in accordance with GAAP. As of September 30, 2010, we were in compliance with all such covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

We had no amounts outstanding on our credit facility at September 30, 2010 and December 31, 2009. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at September 30, 2010 and 2009.

Regulatory Matters

The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2009, the statutory surplus of Safety Insurance was $556,575, and its net income for 2009 was $46,956. As a result, a maximum of $55,657 is available in 2010 for such dividends without prior approval of the Commissioner. During the nine months ended September 30, 2010, Safety Insurance paid dividends to Safety of $22,660.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 16, 2010, our Board approved and declared a quarterly cash dividend on our common stock of $0.40 per share, or $6,024 which was paid on March 15, 2010 to shareholders of record on March 1, 2010.  On May 5, 2010, our Board approved and declared a quarterly cash dividend of $0.40 per share or $6,038 which was paid on June 15, 2010 to shareholders of record on June 1, 2010. On August 4, 2010, our Board approved and declared a quarterly cash dividend on our common stock of $0.50 per share or $7,510 which was paid on September 15, 2010 to shareholders of record on September 1, 2010. On November 2, 2010, our Board approved and declared a quarterly cash dividend on our common stock of $0.50 per share which will be paid on December 15, 2010 to shareholders of record on December 1, 2010.   We plan to continue to declare and pay quarterly cash dividends in 2010, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of Safety’s outstanding common shares. On March 19, 2009, our Board increased this existing share repurchase program by authorizing repurchase of up to

$60,000 of Safety’s outstanding common shares. On August 4, 2010, our Board again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of Safety’s outstanding common shares.  Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  During the nine months ended September 30, 2010, we purchased 162,907 shares of our common shares on the open market under the program at a cost of $5,814. During the nine months ended September 30, 2009, we purchased 1,332,535 of our common shares on the open market under the program at a cost of $42,196.  As of September 30, 2010 the Company had purchased 1,727,455 shares on the open market at a cost of $55,526. As of December 31, 2009, we had purchased 1,564,548 of our common shares on the open market under the program at a cost of $49,712.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of September 30, 2010
Estimated fair value	$1,065,469	$1,037,739	$1,005,232
Estimated increase (decrease) in fair value	$27,730	$—	$(32,507)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At September 30, 2010, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2010, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30 million of Safety’s outstanding common shares. On March 19, 2009, the Board of Directors increased this existing share repurchase program by authorizing repurchase of up to $60 million of Safety’s outstanding common shares. On August 4, 2010, the Board of Directors again increased the existing share repurchase program by authorizing repurchase of up to $90 million of Safety’s outstanding common shares. There is no time limit on the authorization. Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. There was no activity under this repurchase program for the quarter ended September 30, 2010.

Item 3.   Defaults upon Senior Securities - None.

Item 4.   Removed and Reserved

Item 5.   Other Information - None.

Item 6.   Exhibits - The exhibits are contained herein as listed in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)
Date: November 5, 2010

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description
11.0	Statement re: Computation of Per Share Earnings. (1)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302
of the Sarbanes Oxley Act of 2002. (2)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302
of the Sarbanes Oxley Act of 2002. (2)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906
of the Sarbanes Oxley Act of 2002. (2)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906
of the Sarbanes Oxley Act of 2002. (2)

(1)  Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, Earnings per Weighted Average Common Share.

(2)  Included herein.