Form 10-K
period 2010-12-31
SAFETY INSURANCE GROUP INC
filed 2011-03-14
CIK 1172052

Use these links to rapidly review the document
SAFETY INSURANCE GROUP, INC. Table of Contents
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SAFETY INSURANCE GROUP, INC. INDEX TO FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50070

SAFETY INSURANCE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4181699 (I.R.S. Employer Identification No.)
20 Custom House Street, Boston, Massachusetts (Address of principal executive offices)	02110 (Zip Code)

(617) 951-0600
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 par value per share	NASDAQ Global Select Market

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity (based on the closing sales price on NASDAQ) held by non-affiliates of the registrant as of June 30, 2010, was approximately $504,336,195.

         As of March 9, 2011, there were 15,158,195 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held on May 20, 2011, which Safety Insurance Group, Inc. (the "Company", "we", "our", "us") intends to file within 120 days after its December 31, 2010 year-end, are incorporated by reference into Part II and Part III hereof.

SAFETY INSURANCE GROUP, INC.

        In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

 PART I.

ITEM 1.    BUSINESS

General

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 68.7% of our direct written premiums in 2010), we offer a portfolio of property and casualty insurance products, including commercial automobile, homeowners, dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity") and Safety Property and Casualty Insurance Company ("Safety P&C") (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 783 in 908 locations throughout Massachusetts and 31 locations in New Hampshire during 2010. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile carrier, capturing an approximate 11.4% share of the Massachusetts private passenger automobile insurance market, and the third largest commercial automobile carrier, with an 10.7% share of the Massachusetts commercial automobile insurance market in 2010 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR"). In addition, we were also ranked the 50th largest automobile writer in the country according to A.M. Best, based on 2009 direct written premiums. We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

        Our Insurance Subsidiaries began writing private passenger automobile and homeowners insurance business in New Hampshire during 2008 and personal umbrella business during 2009. During the years ended December 31, 2010 and 2009, the Company wrote $2,774 and $978 in direct written premiums, respectively, and approximately 3,300 and 1,250 policies, respectively, in New Hampshire.

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

Our Competitive Strengths

        We Have Strong Relationships with Independent Agents.    In 2009, independent agents accounted for approximately 78.1% of the Massachusetts automobile insurance market measured by direct written premiums as compared to only about 35.4% nationwide, according to A.M. Best. For that reason, our strategy is centered around, and we sell exclusively through, a network of independent agents, who numbered 783 (of which 2 are Exclusive Representative Producers ["ERPs"] assigned to us under regulations that were phased out April 1, 2009, as discussed below) in 939 locations throughout

Massachusetts and New Hampshire during 2010. In order to support our independent agents and enhance our relationships with them, we:

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

        We Have an Uninterrupted Record of Profitable Operations.    In every year since our inception in 1979, we have been profitable. We have achieved our profitability, among other things, by:

    •
    maintaining the number of private passenger automobile exposures we underwrite from 470,221 in 2005 to 470,237 in 2010;

    •
    maintaining a combined ratio that is typically below industry averages (refer to Insurance Ratios under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion on insurance ratios);

    •
    taking advantage of the institutional knowledge our management has amassed during our long operating history in the Massachusetts market;

    •
    introducing new lines and forms of insurance products;

    •
    investing in technology to simplify internal processes and enhance our relationships with our agents; and

    •
    maintaining a high-quality investment portfolio.

        We Are a Technological Leader.    We have dedicated significant human and financial resources to the development of advanced information systems. Our technology efforts have benefited us in two distinct ways. First, we continue to develop technology that empowers our independent agent customers to make it easier for them to transact business with their clients and with the Insurance Subsidiaries. In our largest business line, private passenger automobile insurance, our agents now submit approximately 99.0% of all applications for new policies or endorsements for existing policies to us electronically through our proprietary information portal, the Agents Virtual Community ("AVC"). Our agents can also submit commercial automobile and homeowners insurance policies electronically over AVC. Second, our investment in technology has allowed us to re-engineer internal back office processes to provide more efficient service at lower cost.

        We Have an Experienced, Committed and Knowledgeable Management Team.    Our senior management team owns approximately 8.0% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. Our senior management team, led by our President, Chief Executive Officer and Chairman of the Board, David F. Brussard, has an average of over 31 years of industry experience per executive, as well as an average of over 29 years of experience with Safety. The team has demonstrated an ability to operate successfully within the regulated Massachusetts private passenger automobile insurance market.

Our Strategy

        To achieve our goal of increasing shareholder value, our strategy is to maintain and develop strong independent agent relationships by providing our agents with a full package of insurance products and information technology services. We believe this strategy will allow us to:

    •
    further penetrate the Massachusetts and New Hampshire private passenger, commercial automobile and homeowners insurance markets;

    •
    implement rates, forms and billing options that allow us to cross-sell homeowners, dwelling fire, and personal umbrella in the personal lines market and business owner policies, commercial property package and commercial umbrella in the commercial lines market in order to capture a larger share of the total Massachusetts property and casualty insurance business written by each of our independent agents; and

    •
    continue to expand our technology to enable independent agents to more easily serve their customers and conduct business with us, thereby strengthening their relationships with us.

The Massachusetts Property and Casualty Insurance Market

        Introduction.    We are licensed by the Commissioner of Insurance (the "Commissioner") to transact property and casualty insurance in Massachusetts. All of our business is extensively regulated by the Commissioner.

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

        Changes to the Regulation of Private Passenger Automobile Insurance in Massachusetts.    Since 1977, the Commissioner fixed and established the premium rates that all insurers must use in the Massachusetts private passenger automobile insurance market. Since 1982, CAR has managed the residual market for private passenger automobile insurance using a reinsurance mechanism. On July 16, 2007, the Commissioner issued two decisions that significantly changed these two long standing approaches to how private passenger automobile insurance is regulated in Massachusetts. In the first decision, the Commissioner announced that the Commissioner would not fix and establish the maximum premium rates that can be charged for private passenger automobile insurance policies issued or renewed after April 1, 2008. In a letter accompanying the decision, the Commissioner stated that in place of the "fixed and established" system, that the Commissioner would permit companies to file their own premium rates for approval by the Commissioner, under a system that the Commissioner has characterized as "managed competition" ("Managed Competition").

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

        In the second decision, the Commissioner approved and set a time table for the implementation of new CAR rules pursuant to an assigned risk plan known as the Massachusetts Automobile Insurance Plan ("MAIP") which replaced the former reinsurance program run by CAR. Under these new rules, as of April 1, 2009 we were no longer assigned ERPs whose business we must insure (subject to the option of ceding it to CAR) and instead, we are assigned individual policies by CAR. The MAIP began with business effective on or after April 1, 2008 for new business and those risks that have 10 or more Safe Driver Points. Beginning April 1, 2009, all business was eligible for MAIP except those risks that have no violations or accidents in the preceding three year period (so called "Clean in three" risks). The last policy effective date on which any risk could be ceded to CAR in accordance with the current reinsurance program was March 31, 2009. Under MAIP, policies will be assigned to us for three years, unless the policyholder is offered a voluntary policy by another insurer. We are not able at this time to determine what effect these CAR rules will have on our business over the longer term.

        These decisions removed many of the factors that have historically distinguished the Massachusetts private passenger automobile insurance market from the market in other states, including the use of a standard policy form, the use of a single safe driver insurance plan, and the role of ERPs and CAR.

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

	Years Ended December 31,
Direct Written Premiums	2010		2009		2008
Private passenger automobile	$415,515	68.7%	$387,604	69.2%	$410,937	71.7%
Commercial automobile	62,658	10.4	67,228	12.0	75,808	13.2
Homeowners	101,594	16.8	82,290	14.7	66,770	11.6
Business owners	15,124	2.5	14,516	2.6	13,742	2.4
Personal umbrella	4,397	0.7	3,459	0.6	2,663	0.5
Dwelling fire	4,926	0.8	3,905	0.7	2,900	0.5
Commercial umbrella	743	0.1	745	0.2	689	0.1

Total	$604,957	100.0%	$559,747	100.0%	$573,509	100.0%

        Our product lines are as follows:

        Private Passenger Automobile (68.7% of 2010 direct written premiums).    Private passenger automobile insurance is our primary product, and we support all Massachusetts policy forms and limits of coverage. Private passenger automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils. We have priced our private passenger coverage competitively by offering group discounts since 1995 and we currently offer approximately 169 affinity group discount programs ranging from 3% to 8% discounts. Under Massachusetts' Managed Competition regulations, we offer various new discounts including a discount of 10% when a private passenger policy is issued along with an other than private passenger policy with us, a longevity/renewal credit of up to 4% for policyholders who maintain continuous coverage with us, and a 7% e-Customer discount for policyholders who want electronic policy issuance with one combined bill for all of their policies with us. We began using four rating tiers effective January 1, 2010. A Companion Policy Client Tier, which is policyholders who have a non private passenger automobile policy with us, receives a rate decrease of 2.5% from our filed base rates. A Loyal Automobile Client Tier, which is policyholders who have been insured with us for two or more years, receives our filed base rates. A New Insurance Client Tier, which is policyholders with twelve or more months of continuous coverage or who qualify for a multi-car discount, receives a rate increase of 2.5% from our filed base rates. A New Policyholder Tier, which is policyholders who do not qualify for the other three tiers, receives MAIP rates.

        Commercial Automobile (10.4% of 2010 direct written premiums).    Our commercial automobile program supports all Massachusetts policy forms and limits of coverage including endorsements that broaden coverage over and above that offered on the standard Massachusetts policy forms. Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business. We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers, and insure individual vehicles as well as commercial fleets. Commercial automobile policies are written at a standard rate through Safety Insurance. We did not file for Massachusetts commercial automobile insurance rate changes during 2008, 2009 or 2010. Qualifying risks eligible for preferred rates are written through Safety Indemnity which offers rates that are 20% lower than Safety Insurance. Effective December 1, 2007, qualifying risks eligible for ultra preferred rates are written through Safety P&C which offers rates that are 35% lower than Safety Insurance.

        Homeowners (16.8% of 2010 direct written premiums).    We offer a broad selection of coverage forms for qualified policyholders. Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy. We write policies on homes, condominiums, and apartments. We offer loss-free credits of up to 16% for eight years of loss free experience, an account credit of up to 20% when a home is written together with an automobile, and a 5% e-Customer discount for policyholders who want electronic policy issuance with one combined bill for all of their policies with us. We received approval for a Massachusetts rate increase of 2.3% effective August 1, 2010. All forms of homeowners coverage are written at a standard rate through Safety Insurance. Qualifying risks eligible for preferred rates are written through Safety Indemnity which offers rates that are 13% lower than Safety Insurance. Effective September 1, 2007, qualifying risks eligible for ultra preferred rates are written through Safety P&C which offers rates that are 22% lower than Safety Insurance.

        Business Owners Policies (2.5% of 2010 direct written premiums).    We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses. Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss. Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers. We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

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

        Personal Umbrella (0.7% of 2010 direct written premiums).    We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients. We offer an account credit of 10% when an umbrella policy is written together with an automobile insurance policy. We write policies at standard rates with limits of $1,000 to $5,000.

        Dwelling Fire (0.8% of 2010 direct written premiums).    We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences. We offer superior construction and protective device credits, with an account credit of 5% when a dwelling fire policy is issued along with an automobile policy. We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

        Commercial Umbrella (0.1% of 2010 direct written premiums).    We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies. The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks. We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

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

Distribution

        We distribute our products exclusively through independent agents, unlike some of our competitors who use multiple distribution channels. We believe this gives us a competitive advantage with the agents. With the exception of our ERPs, we do not accept business from insurance brokers. Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority. We reserve the ability under Massachusetts law to cancel any coverage, other than private passenger automobile insurance, within the first 30 days after it is bound. In total, our independent agents (including our ERPs) numbered 783 and had 944 offices (some agencies have more than one office) and approximately 5,875 customer service representatives during 2010.

        Voluntary Agents.    In 2010, we obtained approximately 92.4% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents. As of January 31, 2011, we had agreements with 659 voluntary agents. Our voluntary agents are located in all regions of Massachusetts.

        We look for agents with profitable portfolios of business. To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 65.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 500 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the performance of our agents during the prior year. If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us. We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards. Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by premiums. No individual agency generated more than 3.6% of our direct written premiums in 2010.

        Exclusive Representative Producers.    In 2010, our ERPs generated approximately 7.6% of our direct written premiums for automobile insurance. As of December 31, 2010, we had two private passenger automobile ERPs. CAR defines ERPs as licensed dwelling fire or casualty insurance agents or brokers who have a place of business in Massachusetts, but have no existing voluntary independent agency relationship with an automobile insurer conducting business in Massachusetts. In addition, we are required by MAIP to write "Clean in three" business from our former ERPs.

        Massachusetts law guarantees that CAR provide motor vehicle insurance coverage to all qualified applicants. To facilitate this system, under CAR's prior rules, any qualified licensed insurance producer that is unable to obtain a voluntary automobile relationship with an insurer becomes an ERP and is assigned to an insurer, which is then required to write that agent's policies. As previously noted, the MAIP began April 1, 2008 and was fully implemented by April 1, 2009. Beginning April 1, 2008 all Massachusetts agents (including ERPs) were authorized to submit eligible business to the MAIP for random assignment to a servicing carrier such as Safety Insurance. We began receiving individual policies assigned to us from the MAIP on April 1, 2008. As a result of CAR's new rules, effective April 1, 2009 ERPs were no longer assigned to us or any Massachusetts personal automobile insurer, and we have been instead allocated all residual market business through the MAIP.

        CAR runs a reinsurance pool for commercial automobile policies. On January 1, 2006, CAR implemented a Limited Servicing Carrier Program ("LSC") for ceded commercial automobile policies. CAR approved Safety Insurance and five other servicing carriers through a Request for Proposal to process ceded commercial automobile business for a five year term ending January 1, 2011. During 2010 CAR requested bids through a Request for Proposal process that reduced the number of servicing carriers from six to four. CAR approved Safety and three other servicing carriers to process ceded commercial automobile insurance with a delayed effective date of July 1, 2011. Approximately $95,000 of ceded premium will be spread equitably among the four servicing carriers. Subject to the Commissioner's review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level. This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

        CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the "Taxi/Limo Program"). On April 25, 2007, Safety submitted through a Request for Proposal a bid to process a portion of the Taxi/Limo Program. CAR approved Safety as one of the two servicing carriers for this program beginning January 1, 2008. During 2010 CAR requested bids through a Request for Proposal process to extend the program another five years. CAR approved Safety as one of the two servicing carriers for this program beginning January 1, 2011. Approximately $8,000 of ceded premium is spread equitably between the two servicing carriers.

        We are assigned independent agents by CAR who can submit commercial business to us in the LSC and Taxi/Limo Program, and we classify those agents as commerical ERPs.

        The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	Years Ended December 31,
	2010		2009		2008
Line of Business	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile:
Voluntary agents	421,139	2.6%	410,405	3.6%	395,989	1.2%
ERPs	31,411	-9.1	34,562	-37.5	55,342	-35.9
MAIP	17,687	73.5	10,195	13.5	8,983	—

Total private passenger automobile	470,237	3.3	455,162	-1.1	460,314	-3.6

Commercial automobile:
Voluntary agents	42,502	-0.4	42,670	-4.5	44,692	-6.0
ERPs	3,699	-18.8	4,556	-16.8	5,474	-10.8

Total commercial automobile	46,201	-2.2	47,226	-5.9	50,166	-6.5

Other:
Homeowners	117,120	19.6	97,955	23.4	79,359	14.0
Business owners	7,785	8.2	7,198	8.2	6,654	25.9
Personal umbrella	16,515	24.9	13,223	25.6	10,528	20.5
Dwelling fire	4,729	24.8	3,788	30.3	2,908	20.0
Commercial umbrella	530	2.9	515	12.2	459	12.0

Total other	146,679	19.6	122,679	22.8	99,908	15.5

Total	663,117	6.1	625,067	2.4	610,388	-1.2

Total voluntary agents	628,007	7.2	585,949	6.6	549,572	4.6
Total ERPs	35,110	-10.3%	39,118	-35.7%	60,816	-34.2%

        Our total written exposures increased by 6.1% for the year ended December 31, 2010. The increase was primarily the result of our voluntary agent written exposures increasing by 7.2%. Our ERP written exposures, which include "Clean in three" exposures written by our former ERPs, decreased by 10.3%. Our private passenger automobile exposures increased by 3.3% in 2010 primarily as a result of the increase in written exposures due to the transition to MAIP effective April 1, 2008 as discussed above. Our commercial automobile exposures decreased by 2.2% in 2010 primarily as a result of reduced exposures from ERPs submitting business through the CAR LSC program, and general economic conditions which reduced the size of the overall commercial automobile market in Massachusetts. Our other than auto exposures increased by 19.6% in 2010 primarily as a result of our voluntary agents' efforts to sell multiple products to their clients and our pricing strategy of offering account discounts to policyholders who insure both their home and automobile with us. In 2010, 37.6% of the private passenger automobile exposures we insure had an other than private passenger policy with us, compared to 30.5% and 25.9% in 2009 and 2008, respectively. In addition, 83.9% of our homeowners policyholders had a matching automobile policy with us in 2010 and 2009 compared to 79.2% in 2009.

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

    •
    to design, price and market our products to our agents for their customers to place all their insurance with us;

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

        Commission Schedule and Profit Sharing Plan.    We have several programs designed to attract profitable new business from agents by paying them more than the minimum commission the law requires for private passenger auto (which is 13.0% of premiums for 2010 and 2011). We recognize our top performing agents by making them members of either our Chairman's Elite, Chairman's, President's, Executive's or Preferred Agent's Club. In 2010, members of these Clubs received a commission of up to 18.0% of premiums for each new private passenger auto policy and up to 27.0% of premiums for each new homeowner policy.

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

        Service and Support.    We believe that the level and quality of service and support we provide helps differentiate us from other insurers. We have made a significant investment in information technology designed to facilitate our agents' business. Our AVC website helps agents manage their work efficiently. We provide a substantial amount of information online that agents need to serve their customers, such as information about the status of new policies, bill payments and claims. Providing this type of content reduces the number of customer calls we receive and empowers the agent's customer service representatives by enabling them to respond to customers' inquiries while the customer is on the telephone. Finally, we believe that the knowledge and experience of our employees enhances the quality of support we provide.

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

        Pricing.    Prior to April 1, 2008, our pricing strategy for private passenger automobile insurance primarily depended on the maximum permitted premium rates and minimum permitted commission levels mandated by the Commissioner. Beginning April 1, 2008 subject to the Commissioner's review, we set rates for our private passenger business using industry loss cost data, our own loss experience, residual market deficits, catastrophe modeling and prices charged by our competitors in the Massachusetts market. Beginning April 1, 2008 subject to Commissioner's review, CAR sets the premium rates for personal automobile policies assigned to carriers by the MAIP. However, companies may only charge the insured the lower of the CAR/MAIP rate or the company's competitive voluntary market rate. Safety Insurance's approved rate for three of our four rating tiers is lower than the CAR/MAIP rate. We began using four rating tiers effective January 1, 2010. A Companion Policy Client Tier, which is policyholders that have an other than private passenger automobile policy with us, receives a rate decrease of 2.5% from our filed base rates. A Loyal Automobile Client Tier, which is policyholders who have been insured with Safety two or more years, receives our filed base rates. A New Insurance Client Tier, which is policyholders with 12 or more months of continuous coverage or who qualify for a multi-car discount, receives a rate increase of 2.5% from our filed base rates. A New Policyholder Tier, which is policyholders that don't qualify for the other three tiers, receives MAIP rates. For a discussion of changes since 2008 in our private passenger automobile rates, see Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

        We offer group discounts to members of 169 affinity groups. In general, we target affinity groups with a mature and stable membership base along with favorable driving records, offering between a 3.0% and 8.0% discount (with 4.0% being the average discount offered). Approximately 7.7% of the private passenger exposures we write receive an affinity group discount.

        Subject to the Commissioner's review, CAR sets the premium rates for commercial automobile policies reinsured through CAR. Subject to the Commissioner's review, we set rates for commercial automobile policies that are not reinsured through CAR, and for all other insurance lines we offer, including homeowners, dwelling fire, personal umbrella, commercial umbrella, commercial package policies and business owner policies. We base our rates on industry loss cost data, our own loss experience, residual market deficits, catastrophe modeling and prices charged by our competitors in the Massachusetts market. We have three pricing tiers for most products, utilizing Safety Insurance for standard rates, Safety Indemnity for preferred rates and Safety P&C for ultra preferred rates. We received approval for a rate increase of 2.1% for our Safety Insurance commercial automobile line effective December 16, 2004, and did not file for a rate change for the years 2005 through 2010. We received approval for a rate deviation for Safety P&C commercial automobile of 35.0% below our comparable Safety Insurance rate. We received approval for a rate increase of 1.6% for our homeowners line effective August 1, 2010.

        CAR Reinsurance Pool.    CAR runs a reinsurance pool for commercial automobile policies and beginning January 1, 2006, we became one of six servicing carriers that can service commercial automobile policies for CAR. In 2010, CAR reduced the number of servicing carriers to four, and CAR has approved Safety and three other servicing carriers effective July 1, 2011 to continue the program. CAR also runs a reinsurance pool for taxi/limousine/car service commercial automobile policies and beginning January 1, 2008, we became one of two servicing carriers that can service these policies for CAR. All commercial automobile business that is not written in the voluntary market is apportioned to one of the four servicing carriers who handle the business on behalf of CAR or to one of the two servicing carriers who handle the business on behalf of CAR for taxi/limousine/car service business. Each Massachusetts commercial automobile insurer must bear a portion of the losses of the total commercial reinsurance pool that is serviced by the approved servicing carriers.

        Bulk Policy Transfers and New Voluntary Agents.    From time to time, we receive proposals from existing voluntary agents to transfer a portfolio of the agent's business from another insurer to us. Our underwriters model the profitability of these portfolios before we accept these transfers. Among other things, we usually require that the private passenger portion of the portfolio have a pure loss ratio of 65.0% or less on the portion of the agent's portfolio that we would underwrite. In addition, we require any new voluntary agent to commit to transfer a portfolio to us consisting of at least 500 policies.

        Policy Processing and Rate Pursuit.    Our underwriting department assists in processing policy applications, endorsements, renewals and cancellations. For many years, we have used and implemented proprietary software that enables agents to connect to our network and enter policy and endorsement applications for private passenger automobile insurance from their office computers. In our private passenger automobile insurance line, our agents now submit approximately 99.0% of all applications for new policies or endorsements for existing policies through our proprietary information portal, the AVC. We also offer propriety software for our commercial automobile and homeowners insurance lines of business that provides the same functionality as that of our personal automobile software.

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

        We believe that our technology initiatives have increased revenue and decreased costs. For example, these initiatives have allowed us to reduce the number of call-center transactions which we perform, and to transfer many manual processing functions from our internal operations to our independent agents. We also believe that these initiatives have contributed to overall increases in productivity.

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

        The RadicalGlass.com application allows our claims department to contain glass costs by increasing the windshield repair to replacement ratio. For every windshield that is repaired rather than replaced there is an average savings of approximately $285 per windshield claim.

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

        Billing.    Proprietary billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders. We believe the sophistication of our direct bill system helps us to limit our bad debt expense. In both 2010 and 2009, our bad debt expense as a percentage of direct written premiums was 0.2%.

External Applications

        Our Agent Technology offerings are centralized within our agency portal and feature PowerDesk and Safety Express. PowerDesk is a web based application that allows for billing inquiry, payment notification, policy inquiry and claims inquiry. Safety Express provides agents with new business and endorsement entry, real time policy issuance for personal lines, immediate printing of declarations pages in agents' offices, policy downloads to most major agency management systems and data imports from Boston Software's WinRater (Massachusetts) and Vertafore's PL Rater (New Hampshire). In addition, Safety provides its agents with commission downloads for all lines of business, Transformation Station and Transact Now Inquires, e-Claims online claims reporting, e-View daily transaction reports and e-Docs online electronic document file cabinet. Safety also provides online bill pay, (including credit and debit cards), online declarations pages, billing inquiry, claims inquiry, auto claims first notice of loss, and online auto insurance cards to our agent's policyholders through www.SafetyInsurance.com. Safety has also updated its telephone system to provide a voice activated phone directory, automated billing inquiry and payments, and call center screen pop technology.

Claims

        Because of the unique differences between the management of casualty claims and property claims, we use separate departments for each of these types of claims.

Casualty Claims

        We have adopted stringent claims settlement procedures, which include guidelines that establish maximum settlement offers for soft tissue injuries, which constituted approximately 81% of our bodily injury claims in 2010. If we are unable to settle these claims within our guidelines, we generally take the claim to litigation. We believe that these procedures result in providing our adjusters with a uniform approach to negotiation.

        We believe an important component of handling claims efficiently is prompt investigation and settlement. We find that faster claims settlements often result in less expensive claims settlements. Our E-Claim reporting system is an online product that reduces the time it takes for agents to notify our adjusters about claims, thereby enabling us to contact third-party claimants and other witnesses quickly. After business hours, we outsource claims adjustment support to an independent firm whose employees contact third-party claimants and other witnesses. We believe that early notification results in our adjusters conducting prompt investigations of claims and compiling more accurate information about those claims. Our claims workload management software also assists our adjusters in handling claims quickly.

        We believe the structure of our casualty claims unit allows us to respond quickly to claimants anywhere in the Commonwealth of Massachusetts. Comprising 118 people, the department is organized into distinct claim units that contain loss costs for soft tissue injuries. Field adjusters are located geographically for prompt response to claims, with our litigation unit focused on managing loss costs and litigation expenses for serious injury claims.

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

        When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2010 is adequate to cover the ultimate net cost of losses and claims incurred as of that date.

        Management determines its loss and loss adjustment expense ("LAE") reserves estimates based upon the analysis of the Company's actuaries. Management has established a process for the Company's actuaries to follow in establishing reasonable reserves. The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management. The Company's estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $311,570 to a high of $359,802 as of December 31, 2010. The Company's loss and LAE reserves, based on our actuaries' best estimate, were set at $351,244 as of December 31, 2010. The ultimate liability may be greater or less than reserves carried at the balance sheet date. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. We do not discount any of our reserves.

        The following table presents development information on changes in the reserves for losses and LAE of our Insurance Subsidiaries for each year in the three year period ended December 31, 2010.

	Years Ended December 31,
	2010	2009	2008
Reserves for losses and LAE, beginning of year	$439,706	$467,559	$477,720
Less reinsurance recoverable on unpaid losses and LAE	(64,874)	(76,489)	(84,290)

Net reserves for losses and LAE, beginning of year	374,832	391,070	393,430

Incurred losses and LAE, related to:
Current year	409,005	390,366	405,761
Prior years	(48,157)	(44,065)	(35,938)

Total incurred losses and LAE	360,848	346,301	369,823

Paid losses and LAE related to:
Current year	253,476	235,681	229,924
Prior years	130,960	126,858	142,259

Total paid losses and LAE	384,436	362,539	372,183

Net reserves for losses and LAE, end of year	351,244	374,832	391,070
Plus reinsurance recoverables on unpaid losses and LAE	53,147	64,874	76,489

Reserves for losses and LAE, end of year	$404,391	$439,706	$467,559

        At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $48,157, $44,065 and $35,938, during 2010, 2009 and 2008, respectively. The decrease in prior year reserves during 2010 resulted from re-estimations of prior year ultimate loss and LAE liabilities and is primarily composed of reductions of $34,248 in our retained automobile reserves, $7,269 in our retained homeowners and retained all other reserves, and $5,572 in CAR assumed reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

        The following table represents the development of reserves, net of reinsurance, for calendar years 2000 through 2010. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2010.

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

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
Reserves for losses and LAE originally estimated:	$351,244	$374,832	$391,070	$393,430	$370,980	$370,166	$366,730	$310,012	$266,636	$227,377	$211,834
Cumulative amounts paid as of:
One year later		130,960	126,858	142,259	122,806	133,213	144,600	150,354	137,092	118,141	114,016
Two years later			189,897	195,798	183,457	187,231	202,435	201,287	199,119	168,344	163,768
Three years later				234,359	212,331	221,390	233,513	232,539	225,350	196,340	185,396
Four years later					233,438	234,705	251,303	247,073	238,087	212,079	194,891
Five years later						244,454	257,061	255,798	243,677	217,009	204,290
Six years later							260,628	258,588	246,488	218,419	206,324
Seven years later								259,553	247,211	219,397	206,801
Eight years later									247,299	219,673	207,180
Nine years later										219,716	207,249
Ten years later											207,370

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
Reserves re-estimated as of:
One year later		$326,675	$347,004	$357,492	$340,189	$327,419	$327,110	$303,234	$266,817	$225,115	$204,531
Two years later			307,918	325,317	311,972	310,614	304,891	291,100	269,941	227,764	206,340
Three years later				297,224	287,875	289,109	297,790	280,507	264,961	231,190	208,587
Four years later					269,446	274,840	284,542	277,835	260,398	229,699	209,517
Five years later						264,408	276,272	271,205	257,836	227,428	208,343
Six years later							270,441	267,764	253,711	225,705	208,232
Seven years later								264,563	251,656	223,554	207,084
Eight years later									250,380	222,431	205,891
Nine years later										221,771	205,240
Ten years later											204,909
Cumulative redundancy 2010		$(48,157)	$(83,152)	$(96,206)	$(101,534)	$(105,758)	$(96,289)	$(45,449)	$(16,256)	$(5,606)	$(6,925)

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
Gross liability-end of year	$404,391	$439,706	$467,559	$477,720	$449,444	$450,716	$450,897	$383,551	$333,297	$302,556	$302,131
Reinsurance recoverables	53,147	64,874	76,489	84,290	78,464	80,550	84,167	73,539	66,661	75,179	90,297
Net liability-end of year	351,244	374,832	391,070	393,430	370,980	370,166	366,730	310,012	266,636	227,377	211,834
Gross estimated liability-latest		385,722	368,894	359,109	325,873	320,979	331,094	326,584	310,816	274,903	271,083
Reinsurance recoverables-latest		59,047	60,976	61,885	56,427	56,571	60,653	62,021	60,436	53,132	66,174
Net estimated liability-latest		$326,675	$307,918	$297,224	$269,446	$264,408	$270,441	$264,563	$250,380	$221,771	$204,909

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

        The table also shows that we have substantially benefited in the current and prior years from releasing redundant reserves. In the years ended December 31, 2010, 2009 and 2008 we decreased loss reserves related to prior years by $48,157, $44,065 and $35,938, respectively. Reserves and development are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

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

        We are selective in choosing our reinsurers, seeking only those companies that we consider to be financially stable and adequately capitalized. In an effort to minimize exposure to the insolvency of a reinsurer, we continuously evaluate and review the financial condition of our reinsurers. Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A" (Excellent). Most of our reinsurers have an A.M. Best rating of "A" (Excellent), however in no case is a reinsurer rated below "A-" (Excellent).

        We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2010 protected us in the event of a "140-year storm" (that is, a storm of a severity expected to occur once in a 140 year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan"). In 2010, we purchased four layers of excess catastrophe reinsurance providing coverage for property losses in excess of $30,000 up to a maximum of $450,000. Our reinsurers' co-participation is 85.0% of $50,000 for the 1st layer, 85.0% of $70,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer, and 80.0% of $50,000 for the 4th layer.

        In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in cost of repairs due to increased estimates in the amount of "demand surge" in the periods following a significant event. While we have continued to manage our exposure to catastrophes such as hurricanes, the changes to the various software models during the past few years, and again in 2010, have increased our modeled probable maximum loss due to catastrophic events. We continue to adjust our reinsurance programs as a result of the changes to the models. For 2011, we have purchased four layers of excess catastrophe reinsurance providing coverage for property losses in excess of $30,000 up to a maximum of $535,000. Our reinsurers' co-participation is 85.0% of $50,000 for the 1st layer, 85.0% of $80,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer, and 80.0% of $125,000 for the 4th layer. As a result of these changes to the models, and our revised reinsurance program, we maintain coverage that protects us in the event of a "140-year storm" (that is, a storm of a severity expected to occur once in a 140 year period).

        We also have casualty excess of loss reinsurance for large casualty losses occurring in our automobile, homeowners, dwelling fire, business owners, and commercial package lines of business in excess of $2,000 up to a maximum of $10,000. We have property excess of loss reinsurance coverage for large property losses, with coverage in excess of $2,000 up to a maximum of $15,000, for our homeowners, business owners, and commercial package policies. In addition, we have a quota share reinsurance agreement for personal and commercial umbrella lines of business under which we ceded 80.0% of the premiums for 2010. Effective January 1, 2011 we have ended our quota share agreement and we have purchased excess of loss reinsurance for umbrella large losses in excess of $1,000 up to a maximum of $5,000. We also have various reinsurance agreements with Hartford Steam Boiler Inspection and Insurance Company, of which the primary contract is a quota share agreement under which we cede 100% of the premiums and losses for the equipment breakdown coverage under our business owner policies and commercial package policies.

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

        In addition to the above mentioned reinsurance programs and as described in more detail above under The Massachusetts Property and Casualty Insurance Market, we are a participant in CAR, the Massachusetts mandated residual market under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. This residual market mechanism is being phased out, as described earlier. We also participate in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan's exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2010, the FAIR Plan purchased $1,000,000 of catastrophe reinsurance for property losses in excess of $200,000. As of December 31, 2010, we had no material amounts recoverable from any reinsurer, excluding $44,897 recoverable from CAR.

        On March 10, 2005, our Board of Directors adopted a resolution that prohibits Safety from purchasing finite reinsurance (reinsurance that transfers only a relatively finite or limited amount of risk to the reinsurer) without approval by the Board. To date, the Company has never purchased a finite reinsurance contract.

Competition

        The property and casualty insurance business is highly competitive and many of our competitors have substantially greater financial and other resources than we do. We compete with both large national writers and smaller regional companies. Our competitors include companies which, like us, serve the independent agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer rather than to an independent agency and potentially, lower cost structures. A material reduction in the amount of business independent agents sell would adversely affect us. Further, we and others compete on the basis of the commissions and other cash and non-cash incentives provided to agents. Although historically, a number of national insurers that are much larger than we are have chosen not to compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. The Commissioner announced that Managed Competition reforms were, in part, designed to make Massachusetts more appealing to these companies. Since 2008, new companies have entered the market including Progressive Insurance Company, Peerless (a subsidiary of Liberty Mutual), AIG, Vermont Mutual, Preferred Mutual, IDS, Occidental, GEICO, Harleysville, Foremost and Allstate. These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel. There can be no assurance that we will be able to compete effectively against these companies in the future.

        Our principal competitors within the Massachusetts private passenger automobile insurance market are, Commerce Group, Inc., Liberty Mutual (including Peerless) and Arbella Insurance Group, which held 29.9%, 10.9% and 9.7% market shares based on automobile exposures, respectively, in 2010 according to CAR.

Employees

        At December 31, 2010, we employed 581 employees. Our employees are not covered by any collective bargaining agreement. Management considers our relationship with our employees to be good.

Investments

        Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings. Our investment objective is to focus on maximizing total returns while investing conservatively. We maintain a high quality investment portfolio consistent with our established investment policy. As of December 31, 2010, all securities in our fixed income securities portfolio were rated investment grade by Moody's, except for one security which represented less than 0.1% of our portfolio and approximately 4.1% of our portfolio which Moody's does not rate. According to our investment guidelines, no more than 2.0% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government backed securities). This one issuer must be rated "A" or above by Moody's. In addition, no more than 0.5% of our portfolio may be invested in securities of any one issuer rated "Baa," or the lowest investment grade assigned by Moody's. We continually monitor the mix of taxable and tax-exempt securities in an attempt to maximize our total after-tax return. Since 1986, we have utilized the services of a third-party investment manager.

        The following table reflects the composition of our investment portfolio as of December 31, 2010 and 2009:

	As of December 31,
	2010		2009
	Estimated Fair Value	% of Portfolio	Estimated Fair Value	% of Portfolio
U.S. Treasury Securities	$86,269	8.0%	$12,532	1.2%
Obligations of states and political subdivisions	445,190	41.2	483,421	47.0
Residential mortgage-backed securities(1)	252,661	23.4	300,461	29.2
Commercial mortgage-backed securities	63,591	5.9	72,916	7.1
Other asset-backed securities	17,405	1.6	22,300	2.2
Corporate and other securities	198,121	18.3	126,699	12.3

Subtotal, fixed maturity securities	1,063,237	98.4	1,018,329	99.0
Equity securities(2)	14,624	1.4	9,876	1.0
Other invested assets	2,817	0.2	409	—

Totals	$1,080,678	100.0%	$1,028,614	100.0%

(1)
Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations and mortgage-backed securities guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB). The total of these fixed maturity securities was $237,335 and $289,447 at amortized cost and $252,592 and $300,172 at fair value as of December 31, 2010 and 2009, respectively.

(2)
Equity securities include interest in mutual funds of $11,210 and $9,736 at cost and $11,699 and $9,876 at fair value as of December 31, 2010 and 2009, respectively.

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

        The following table reflects our investment results for each year in the three-year period ended December 31, 2010:

	Years Ended December 31,
	2010	2009	2008
Average cash and invested securities (at cost)	$1,069,858	$1,061,916	$1,060,554
Net investment income(1)	$41,395	$43,308	$45,771
Net effective yield(2)	3.9%	4.1%	4.3%

(1)
After investment expenses, excluding realized investment gains or losses.

(2)
Net investment income for the period divided by average invested securities and cash for the same period.

        Net effective annual yield declined in 2010 to 3.9% from 4.1% in 2009 and 4.3% in 2008. The 2010 and 2009 decreases primarily resulted from lower short-term interest rates, risk reduction actions related to municipal bonds, and ongoing maintenance of short duration to protect the portfolio from rising interest rates.

        As of December 31, 2010, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities and asset-backed securities, except the few securities not rated by Moody's and one security representing less than 0.1% of our portfolio.

        The composition of our fixed income security portfolio by Moody's rating was as follows:

	As of December 31, 2010
	Estimated Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$349,168	32.8%
Aaa/Aa	491,480	46.2
A	122,440	11.5
Baa	57,054	5.4
Ba	328	—
Not rated(1)	42,767	4.1

Total	$1,063,237	100.0%

(1)
Not rated by Moody's (Rated investment grade by Standard & Poor's).

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

        The Securities Valuation Office of the National Association of Insurance Commissioners (the "SVO") evaluates all public and private bonds purchased as investments by insurance companies. The

SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. SVO ratings are reviewed at least annually. At December 31, 2010, 94.4% of our available for sale fixed maturity investments were rated Category 1 and 5.5% were rated Category 2, the two highest ratings assigned by the SVO. One security which represents less than 0.1% of our available for sale fixed maturity investments was rated Category 3 by the SVO.

        The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2010.

	As of December 31, 2010
	Estimated Fair Value	Percent
Due in one year or less	$91,803	8.6%
Due after one year through five years	268,862	25.3
Due after five years through ten years	248,919	23.4
Due after ten years through twenty years	111,030	10.4
Due after twenty years	8,966	0.8
Asset-backed securities(1)	333,657	31.5

Total	$1,063,237	100.0%

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

Ratings

        A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on April 27, 2010. Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Very Vulnerable)." Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the Company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

        In assigning Safety Insurance's rating, A.M. Best recognized its strong risk-adjusted capitalization and its favorable operating performance and market position as a leading personal automobile writer in Massachusetts. A.M. Best also noted among our positive attributes: sustained operating profitability in recent years; our disciplined underwriting approach; and expertise in the highly regulated Massachusetts automobile insurance industry. A.M. Best cited other factors that partially offset these positive attributes, including our concentration of business in the Massachusetts private passenger automobile market which exposes our business to regulatory actions.

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

        In addition, the Commissioner periodically conducts a financial examination of all licensees domiciled in Massachusetts. We were most recently examined for the five-year period ending December 31, 2008. The Division had no material findings as a result of this examination.

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

        Insurance Regulation Concerning Dividends.    We rely on dividends from the Insurance Subsidiaries for our cash requirements. The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the shareholders of an insurance company. The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time. As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2010, the statutory surplus of Safety Insurance was $582,432 and its net income for 2010 was $51,560. A maximum of $58,243 will be available during 2011 for such dividends without prior approval of the Commissioner.

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

        A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In 2010 and 2009, all our ratios for all our Insurance Subsidiaries were within the normal range. In 2008, all our ratios for all our Insurance Subsidiaries were within the normal range, with the exception of Change in Net Premiums Written for Safety P&C. The unusual value resulted due to a one-time prospective adjustment made to premiums effective January 1, 2007 related to Safety P&C's entry to the intercompany pooling arrangement among the Insurance Subsidiaries.

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

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2010, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk based capital action level.

        Regulation of Private Passenger Automobile Insurance in Massachusetts.    Our principal line of business is Massachusetts private passenger automobile insurance. As described in more detail above under The Massachusetts Property and Casualty Insurance Market, prior to April 1, 2008, regulation of private passenger automobile insurance in Massachusetts differed significantly from how this line of insurance is regulated in other states. These differences included the requirements that the premium rate we and all insurers must charge was fixed and established by the Commissioner, that our ability and that of our competitors to deviate from the rate set by the Commissioner was restricted, and that some of our insurance producers are assigned to us as a matter of law. Beginning April 1, 2008, Massachusetts moved to Managed Competition and transitioned to an assigned risk plan. See The Massachusetts Property and Casualty Insurance Market, as discussed above.

        Dodd-Frank Wall Street Reform and Consumer Protection Act.    On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") was signed into law. The Reform Act makes sweeping changes to the regulation of financial services entities, products and markets. Although the provisions of the bill do not appear to directly affect our business, as detailed regulations are developed to implement the provisions of the bill, there may be changes in the regulatory environment that affect the way we conduct our operations or the cost of compliance, or both.

Executive Officers and Directors

        The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

Name	Age	Position	Years Employed by Safety
David F. Brussard	59	President, Chief Executive Officer and Chairman of the Board	35
William J. Begley, Jr.	56	Vice President, Chief Financial Officer and Secretary	25
James D. Berry	51	Vice President—Insurance Operations	28
George M. Murphy	44	Vice President—Marketing	22
Robert J. Kerton	64	Vice President—Claims	24
David E. Krupa	50	Vice President—Claims Operations	28
Daniel D. Loranger	71	Vice President—Management Information Systems and Chief Information Officer	30
Edward N. Patrick, Jr.	62	Vice President—Underwriting	37
A. Richard Caputo, Jr.	45	Director	—
Frederic H. Lindeberg	70	Director	—
Peter J. Manning	72	Director	—
David K. McKown	73	Director	—

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

        William J. Begley, Jr. was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 4, 2002. Since January 1999, Mr. Begley has been the Chief Financial Officer and Treasurer of the Insurance Subsidiaries. Previously, Mr. Begley served as Assistant Controller of the Insurance Subsidiaries from 1985 to 1987, as Controller from 1987 to 1990 and as Assistant Vice President/Controller from 1990 to 1999. Mr. Begley has been employed by the Insurance Subsidiaries for over 25 years. Mr. Begley also serves on the Audit Committee of Guaranty Fund Management Services, and is a member of the Board of Directors of the Massachusetts Insurers Insolvency Fund.

        James D. Berry, CPCU was appointed Vice President of Insurance Operations of the Company on October 1, 2005. Mr. Berry has been employed by the Insurance Subsidiaries for over 28 years and has directed the Company's Massachusetts Private Passenger line of business since 2001. Mr. Berry represents Safety on the Computer Sciences Corporation Series II Advisory Council.

        George M. Murphy, CPCU, was appointed Vice President of Marketing on October 1, 2005. Mr. Murphy has been employed by the Insurance Subsidiaries for over 22 years and most recently served as Director of Marketing.

        Robert J. Kerton was appointed Vice President of Casualty Claims of the Company on March 4, 2002. Mr. Kerton has served as Vice President of Claims of the Insurance Subsidiaries since 1986 and has been employed by the Insurance Subsidiaries for over 24 years. Mr. Kerton previously served 18 years with Allstate Insurance Company in various Massachusetts claim management assignments.

Mr. Kerton has served as Chairman of the Claims Committee of the Automobile Insurers Bureau of Massachusetts, and he is a member of the Governing Board of the Massachusetts Insurance Fraud Bureau.

        David E. Krupa, CPCU, was appointed Vice President of Property Claims of the Company on March 4, 2002. Mr. Krupa has served as Vice President of Claims of the Insurance Subsidiaries since July 1990 and has been employed by the Insurance Subsidiaries for over 28 years. Mr. Krupa was first employed by the Company in 1982 and held a series of management positions in the Claims Department before being appointed Vice President in 1990. Mr. Krupa is a member of the Auto Damage Appraisers Licensing Board of Massachusetts. In addition, Mr. Krupa has been a member of several claims committees both at the Automobile Insurers Bureau of Massachusetts and CAR.

        Daniel D. Loranger was appointed Vice President of Management Information Systems of the Company on March 4, 2002. Mr. Loranger has served as Vice President of Management Information Systems and Chief Information Officer of the Insurance Subsidiaries since 1980 and has been employed by the Insurance Subsidiaries for over 30 years. Mr. Loranger began his data processing career with Raytheon Manufacturing in 1960.

        Edward N. Patrick, Jr. was appointed Vice President of Underwriting of the Company on March 4, 2002. Mr. Patrick has served as Vice President of Underwriting of the Insurance Subsidiaries since 1979 and as Secretary since 1999. He has been employed by one or more of our subsidiaries for over 37 years. Mr. Patrick has served on several committees of CAR, including the MAIP Steering, Actuarial, Market Review, Servicing Carrier, Statistical, Automation, Reinsurance and Operations Committee. Mr. Patrick is also on the Board of Directors of the Massachusetts Property Insurance Underwriting Association (FAIR Plan).

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

        Peter J. Manning has served as a director of the Company since September 2003. Mr. Manning retired in 2003 as Vice Chairman of FleetBoston Financial, after 31 years with FleetBoston Financial Corporation (formerly BankBoston) where he also held the positions of Comptroller and Executive Vice President and Chief Financial Officer. Mr. Manning started his career with Coopers & Lybrand in 1962 prior to his 1972 employment with BankBoston. He currently is a director of Thermo Fisher Scientific, the non-profit Catholic Schools Foundation, the Hyde Park Savings Bank and the Lahey Clinic.

        David K. McKown has served as director of the Company since November 2002. Mr. McKown has been a Senior Advisor to Eaton Vance Management since 2000, focusing on business origination in real estate and asset-based loans. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993, where he focused on acquisitions and high-yield bank debt financings. Mr. McKown has been in the banking industry for 51 years, worked for BankBoston for over 32 years and had previously been the head of BankBoston's real estate department, corporate finance department, and a managing director of BankBoston's private equity unit. Mr. McKown is currently a director of Global Partners L.P., Newcastle Investment Corp., and various privately held companies.

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

        Approximately 68.7% of our direct written premiums for the year ended December 31, 2010, were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

Because we write insurance principally in Massachusetts, our business may be adversely affected by conditions in Massachusetts, including the potential effect of the Commissioner's new Managed Competition.

        Almost all of our direct written premiums are currently generated in Massachusetts. Our revenues and profitability are therefore subject to prevailing regulatory, economic, demographic, competitive and other conditions in Massachusetts. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. Massachusetts has recently enacted significant changes to the regulatory framework relating to private passenger automobile insurance. These changes include rate competition and restructuring the private passenger automobile insurance residual market. The Commissioner intends that these changes will increase competition and result in lower premiums in private passenger automobile insurance in the state. We cannot estimate how these regulatory changes will affect our private passenger automobile insurance business over the longer term. Adverse results could include loss of market share, decreased revenue, and/or increased costs. Additional competitors have entered the market in response to these changes. In addition, these developments could have a disproportionate effect on us, compared to insurers which conduct operations in multiple states.

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

        Because some of our insureds live near the Massachusetts coastline, we also have a potential exposure to losses from hurricanes and major coastal storms such as Nor'easters. Although we purchase catastrophe reinsurance to limit our exposure to these types of natural catastrophes, in the event of a major catastrophe resulting in property losses to us in excess of $535,000 our losses would exceed the limits of this reinsurance in addition to losses from our quota share retention of a portion of the risk up to $535,000.

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

        Massachusetts Personal Auto Regulation.    We have been subject to the extensive regulation of the private passenger automobile insurance industry in Massachusetts. Owners of registered automobiles are required to maintain minimum automobile insurance coverages. Historically, we have been required by law to issue a policy to any applicant who seeks it. Prior to April 1, 2008, we were assigned certain agents that have been unable to obtain a voluntary contract with another insurer. We call these agents ERPs. In addition, we were required to participate in a state mandated reinsurance program run by CAR, to which we ceded certain undesirable risks and from which we are allocated a portion of the program's overall losses. On April 1, 2008, an assigned risk plan ("MAIP") for private passenger automobile insurance started a transition away from the prior system of ERPs assigned to Safety and began the assignment of individual risks to us. The MAIP was fully implemented April 1, 2009 and replaced CAR as the private passenger automobile insurance residual market in Massachusetts. These programs operate at an underwriting deficit and result in expense for us. Our ability to earn profits may be restricted by these requirements.

        Our marketing and underwriting strategies had been limited by maximum premium rates and minimum agency commission levels for personal automobile insurance, which were mandated by the Commissioner prior to April 1, 2008. Under Massachusetts' Managed Competition regulations, we decreased our rates an average 6.7% effective in 2008. We filed modifications in our rating structure effective April 1, 2009 that included three rating tiers which resulted in no change in our average total rates. We filed and were approved for a 0.3% decrease in our rates effective June 1, 2009, a 2.9% rate increase in our rates effective October 1, 2009, and a fourth rating tier which resulted in an increase in our rates of 0.4% effective January 1, 2010. We filed and were approved for a 1.9% increase in our rates effective April 19, 2010 and we also filed and were approved for a 0.5% decrease in our rates effective June 15, 2010. In addition, prior to April 1, 2008, the Commissioner annually established the minimum commission rate that insurers must pay their auto insurance agents. The Commissioner approved a commission rate, as a percentage of premiums, of 13.0% in 2007 and we filed for and were approved for a commission rate of 13.0% for 2008, 2009 and 2010 beginning April 1, 2008.

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

        A.M. Best has currently assigned Safety Insurance an "A (Excellent)" rating. An "A" rating is A.M. Best's third highest rating, out of 13 possible rating classifications for solvent companies. An "A" rating is assigned to insurers that in A.M. Best's opinion have a strong ability to meet their ongoing obligations to policyholders. Moreover, an "A" rating is assigned to companies that have, on balance, excellent balance sheet strength, operating performance and business profile when compared to the standards established by A.M. Best. A.M. Best bases its ratings on factors that concern policyholders and not upon factors concerning investor protection. Such ratings are subject to change and are not recommendations to buy, sell, or hold securities. An important factor in an insurer's ability to compete effectively is its A.M. Best rating. Our A.M. Best rating is lower than those of some of our competitors. Any future decrease in our rating could affect our competitive position.

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

        Our results of operations depend in part on the performance of our invested assets. As of December 31, 2010, based upon fair value measurement, 98.4% of our investment portfolio was invested in fixed maturity securities, 1.4% in common equity securities and 0.2% in other invested assets. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors.

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

        In order to reduce risk and to increase our underwriting capacity, we purchase reinsurance. The availability and the cost of reinsurance protection are subject to market conditions, which are outside of our control. As a result, we may not be able to successfully alleviate risk through these arrangements. For example, if reinsurance capacity for homeowner's risks were reduced as a result of terrorist attacks, climate change or other causes, we might seek to reduce the amount of homeowners business we write. In addition, we are subject to credit risk with respect to our reinsurance because the ceding of risk to reinsurers does not relieve us of our liability to our policyholders. A significant reinsurer's insolvency or inability to make payments under the terms of a reinsurance treaty could have a material adverse effect on our results of operations and financial condition.

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

        Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock hold approximately 30.0% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time. Sales of substantial amounts of our common stock in the public market by our existing shareholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

Our business depends on the uninterrupted operation of our systems and business functions, including our information technology, telecommunications and other business systems. Our business continuity and disaster recovery plans may not sufficiently address all contingencies.

        Our business is highly dependent upon our ability to execute, in an efficient and uninterrupted fashion, necessary business functions, such as processing new and renewal business, providing customer service, and processing and paying claims. A shut-down of or inability to access our facility, a power outage, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, systems failure or service denial could result in a deterioration in the level of service we provide to our agents and policyholders. We have established a business continuity plan in an effort to ensure the continuation of core business operations in the event that normal business operations could not be performed due to a catastrophic event. While we continue to test and assess our business continuity plan to ensure it meets the needs of our core business operations and addresses multiple business interruption events, there is no assurance that core business operations could be performed upon the occurrence of such an event, which may result in a material adverse effect on our financial position and results of operations.

If we experience difficulties with outsourcing relationships, our ability to conduct our business might be negatively impacted.

        We outsource certain business and administrative functions to third parties and may do so increasingly in the future. If we fail to develop and implement our outsourcing strategies or our third-party providers fail to perform as anticipated, we may experience operational difficulties, increased costs and a loss of business that may have a material adverse effect on our results of operations or financial condition. By outsourcing certain business and administrative functions to third parties, we may be exposed to enhanced risk of data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which, in turn, could have a material adverse effect on our results of operations or financial condition.

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

        On January 14, 2010, we announced that we had reached an agreement with the AG to change the way in which we calculated motorcycle premiums for certain types of coverage dating back to January 1, 2002. Under the terms of the settlement, we agreed to pay refunds to certain motorcycle policyholders. We deposited $7,408 into a trust fund to be used to pay the amount of those refunds and paid $330 to the Commonwealth of Massachusetts, which included reimbursement of costs and expenses related to the implementation of the settlement by the AG. Of the total settlement to date, $7,547 was recorded as an increase to Underwriting, operating and other expenses for the year ended December 31, 2009 and $191 of additional refunds subsequently identified by the AG and deposited to the trust fund by us in July 2010 was recorded as Underwriting, operating and other expenses for the year ended December 31, 2010.

        We worked with the Attorney General's office to identify the policies on which refunds would be issued and the amount of refunds to be paid to each individual policyholder. During the quarter ended September 30, 2010, the Company first notified approximately 21 thousand policyholders of the amount of individual refunds offered and requested receipt of appropriate releases from them in order to access the trust fund to issue refund checks. As of March 3, 2011, a total of approximately $6,219 in refund checks has been issued to about 15 thousand policyholders. The final total of refunds paid may be more or less than currently estimated; however, in management's opinion, any future expenses related to the settlement will not have a material adverse effect upon the overall financial position of the Company.

ITEM 4.    (REMOVED AND RESERVED)

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of March 9, 2011, there were 24 holders of record of the Company's common stock, par value $0.01 per share, and we estimate another 8,000 held in "Street Name."

        The Company's common stock (symbol: SAFT) is listed on the NASDAQ Global Select Market. The following table sets forth the high and low close prices per share for each full quarterly period within the Company's two most recent fiscal years.

2010	High	Low
First quarter	$39.20	$33.83
Second quarter	$38.57	$35.02
Third quarter	$43.82	$37.28
Fourth quarter	$49.36	$42.20

2009	High	Low
First quarter	$41.34	$28.44
Second quarter	$34.60	$29.87
Third quarter	$34.01	$30.13
Fourth quarter	$37.37	$32.63

        The closing price of the Company's common stock on March 9, 2011 was $47.35 per share.

        During 2010, the Company declared and paid four quarterly cash dividends to shareholders, which totaled $27,098. During 2009, the Company declared and paid four quarterly cash dividends to shareholders, which totaled $24,840. On February 15, 2011, the Company's Board of Directors declared a quarterly cash dividend of $0.50 per share to shareholders of record on March 1, 2011, payable on March 15, 2011. The Company plans to continue to declare and pay quarterly cash dividends in 2011, depending on the Company's financial position and the regularity of its cash flows.

        The Company relies on dividends from its Insurance Subsidiaries for a portion of its cash requirements. The payment by the Company of any cash dividends to the holders of common stock therefore depends on the receipt of dividend payments from its Insurance Subsidiaries. The payment of dividends by the Insurance Subsidiaries is subject to limitations imposed by Massachusetts law, as discussed in Item 1—Business, Supervision and Regulation, Insurance Regulation Concerning Dividends, and also in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

        The information called for by Item 201 (d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 20, 2011 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2010 (the Company's fiscal year end), and such information is incorporated herein by reference.

        On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company's outstanding common shares. On March 19, 2009, the Board of Directors increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company's outstanding common shares. On August 4, 2010, the Board of Directors again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of the Company's outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management's discretion. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

        During the year ended December 31, 2010, the Company purchased 162,907 of its common shares on the open market under the program at a cost of $5,814 resulting in total shares purchased of 1,727,455 at a cost of $55,526 as of December 31, 2010. During the year ended December 31, 2009, the Company purchased 1,332,535 of its common shares on the open market under the program at a cost of $42,196, resulting in total shares purchased of 1,564,548 at a cost of $49,712 as of December 31, 2009.

COMMON STOCK PERFORMANCE GRAPH

        Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Stock, for the period beginning on December 31, 2005 and ending on December 31, 2010, with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of six selected property & casualty insurance companies over the same period. The peer group consists of Baldwin & Lyons, Inc., the Harleysville Group, Inc., Mercury General Corp., State Auto Financial Corp., Selective Insurance Group, Inc., and Donegal Group, Inc. The graph shows the change in value of an initial $100 investment on December 31, 2010, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since December 31, 2005 Among
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

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2010, 2009, 2008, 2007, and 2006.

        The selected historical consolidated financial data for the years ended December 31, 2010, 2009 and 2008 and as of December 31, 2010 and 2009 have been derived from the financial statements of Safety Insurance Group, Inc. included in this annual report which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data for the years ended December 31, 2007 and 2006 and as of December 31, 2008, 2007 and 2006 have been derived from Safety Insurance Group, Inc.'s consolidated financial statements not included in this annual report, which have been audited by PricewaterhouseCoopers LLP.

        We have prepared the selected historical consolidated financial data in conformity with U. S. generally accepted accounting principles.

        The selected financial data presented below should be read in conjunction with Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes included in this Form 10-K in order to more fully understand the historical consolidated financial data.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Direct written premiums	$604,957	$559,747	$573,509	$619,848	$629,511
Net written premiums	576,807	532,629	552,904	600,572	620,908
Net earned premiums	551,950	531,969	576,556	609,208	624,933
Net investment income	41,395	43,308	45,771	44,255	40,293
Net realized gains (losses) on investments	863	(167)	678	(6)	358
Finance and other service income	18,511	16,844	17,995	16,623	15,128

Total revenue	612,719	591,954	641,000	670,080	680,712

Loss and loss adjustment expenses	360,848	346,301	369,823	374,493	353,906
Underwriting, operating and related expenses	172,823	171,124	172,987	170,657	162,220
Interest expenses	88	135	81	83	86

Total expenses	533,759	517,560	542,891	545,233	516,212

Income before income taxes	78,960	74,394	98,109	124,847	164,500
Income tax expense	22,618	20,242	27,851	37,434	52,559

Net income	$56,342	$54,152	$70,258	$87,413	$111,941

Earnings per weighted average common share:
Basic(1)	$3.74	$3.49	$4.32	$5.40	$7.02

Diluted(1)	$3.74	$3.48	$4.31	$5.38	$6.96

Cash dividends paid per common share	$1.80	$1.60	$1.60	$1.30	$0.86

Number of shares used in computing earnings per share:
Basic(1)	15,065,696	15,533,331	16,265,185	16,189,131	15,953,607

Diluted(1)	15,084,295	15,552,063	16,308,394	16,251,067	16,079,841

	Years Ended December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Total cash and investment securities	$1,120,969	$1,103,084	$1,071,590	$1,055,316	$966,888
Total assets	1,439,452	1,427,837	1,437,817	1,446,992	1,355,748
Losses and loss adjustment expenses reserves	404,391	439,706	467,559	477,720	449,444
Total liabilities	785,976	807,402	834,446	876,992	859,400
Total shareholders' equity	653,476	620,435	603,371	570,000	496,348
GAAP Ratios:
Loss ratio(2)	65.4%	65.1%	64.1%	61.5%	56.6%
Expense ratio(2)	31.3	32.2	30.0	28.0	26.0

Combined ratio(2)	96.7%	97.3%	94.1%	89.5%	82.6%

(1)
Earnings per share data and number of shares used in computing shares outstanding for years 2006-2008 have been restated to conform to ASC 260, Participating Securities and the Two Class Method. Please refer to Financial Statement footnote 2 for additional details.

(2)
The loss ratio is the ratio of losses and loss adjustment expenses to net earned premiums. The expense ratio, when calculated on a GAAP basis is the ratio of underwriting expense to net earned premiums. The combined ratio is the sum of the loss ratio and the expense ratio. Please refer to Insurance Ratios under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion on our GAAP ratios.

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

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 68.7% of our direct written premiums in 2010), we offer a portfolio of other insurance products, including commercial automobile (10.4% of 2010 direct written premiums), homeowners (16.8% of 2010 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 4.1% of 2010 direct written premiums). Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 783 in 939 locations throughout Massachusetts and New Hampshire during 2010. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.4% and 10.7% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2010, according to the Commonwealth Automobile Reinsurers ("CAR") Cession Volume Analysis Report of March 3, 2011, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer's number of car-years, a measure we refer to in this report as automobile exposures.

        Our Insurance Subsidiaries began writing private passenger automobile and homeowners insurance business in New Hampshire during 2008 and personal umbrella business during 2009. During the years ended December 31, 2010 and 2009, the Company wrote $2,774 and $978 in direct written premiums, respectively, and approximately 3,300 and 1,250 policies, respectively, in New Hampshire.

Massachusetts Automobile Insurance Market

        We have been subject to extensive regulation in the private passenger automobile insurance industry in Massachusetts, which represented 68.7% of our direct written premiums in 2010. Owners of registered automobiles in Massachusetts are required to maintain minimum automobile insurance coverage. Prior to April 1, 2008, the Commissioner of Insurance (the "Commissioner") had fixed and established the maximum rates that could be charged for private passenger automobile insurance. Prior to April 1, 2008, as a servicing carrier of CAR, we were required to issue a policy to all qualified applicants. In addition, based on our market share prior to April 1, 2009, we had been assigned certain licensed producers by CAR that were unable to obtain a voluntary contract with another insurer. We call these agents Exclusive Representative Producers, or ERPs.

        On July 16, 2007, the Commissioner issued two decisions that significantly changed how private passenger automobile insurance was regulated in Massachusetts. In the first decision, the Commissioner approved and set a time table for the implementation of new CAR rules pursuant to which the reinsurance program run by CAR was replaced with an assigned risk plan, the Massachusetts Automobile Insurance Plan ("MAIP"). Under these new rules, as of April 1, 2009 we are no longer assigned ERPs and instead, we were assigned individual policies by CAR. The MAIP began with business effective on or after April 1, 2008 for new business and those risks that had 10 or more Safe Driver Points. Beginning April 1, 2009, all business was eligible for MAIP except those risks that have no violations or accidents in the preceding three year period (so called "Clean in three" risks). The last policy effective date on which any risk could be ceded to CAR was March 31, 2009.

        In the second decision referenced above, the Commissioner announced that she would not fix and establish the maximum premium rates that can be charged for private passenger automobile insurance policies issued or renewed after April 1, 2008. In a letter accompanying the decision, the Commissioner stated that in place of the "fixed and established" system, the Commissioner would institute a system that introduces competitive pricing to the Massachusetts private passenger automobile insurance market, which the Commissioner described as "managed competition" ("Managed Competition"). On October 5, 2007, the Commissioner issued a Competitive Rating Regulation; 211 CMR 79.00: Private Passenger Motor Vehicle Insurance Rates that describes the technical details of Managed Competition.

        The Commissioner has also issued a number of bulletins addressing issues related to the implementation of Managed Competition (the "Rating Bulletins").

        On May 27, 2010, the Massachusetts Office of the Attorney General (the "AG") issued proposed regulations that, if adopted, would apply to the sale, marketing, claims processing, rating, and underwriting of private passenger automobile insurance offered or provided in the Commonwealth of Massachusetts. The proposed regulations describe various acts by insurers and insurance producers which would be considered to be unfair trade practices, under Massachusetts' unfair trade practices act, M.G.L. c. 93A. The AG held two public hearings on the proposed regulations in June 2010, and may issue final regulations later in 2011. We are not able at this time to determine what effect these proposed regulations will have on our business over the long term.

        CAR runs a reinsurance pool for commercial automobile policies and beginning January 1, 2006, CAR implemented a Limited Servicing Carrier Program ("LSC") for ceded commercial automobile policies. CAR approved Safety Insurance and five other servicing carriers through a Request for Proposal to process ceded commercial automobile business, which was spread equitably among the six servicing carriers. In 2010 CAR reduced the number of servicing carriers to four, and CAR has approved Safety and three other servicing carriers effective July 1, 2011 to continue the program. Subject to the Commissioner's review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level. This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

        CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the "Taxi/Limo Program"). On April 25, 2007, Safety submitted through a Request for Proposal a bid to process a portion of the Taxi/Limo Program. CAR approved Safety as one of the two servicing carriers for this program beginning January 1, 2008, and CAR has again approved Safety beginning January 1, 2011 as one of the two servicing carriers.

        Under Managed Competition, we decreased our rates an average 6.7% in 2008. During 2009, we increased our rates an average of 2.6% in a series of rate filings during the year. We began using three rating tiers effective April 1, 2009. We filed and were approved for a 0.3% rate decrease effective June 1, 2009 and a 2.9% rate increase effective October 1, 2009. We filed and were approved for a rate increase of 0.4% and began using four rating tiers effective January 1, 2010. A Companion Policy Client Tier, which is policyholders who have an other than private passenger automobile policy with us, receives a rate decrease of 2.5% from our filed base rates. A Loyal Automobile Client Tier, which is policyholders who have been insured with Safety two or more years, receives our filed base rates. A New Insurance Client Tier, which is policyholders with twelve or more months of continuous coverage or who qualify for a multi-car discount, receives a rate increase of 2.5% from our filed base rates. A New Policyholder Tier, which is policyholders who do not qualify for the other three tiers, receives MAIP rates. We filed and were approved for a 1.9% increase in our rates effective April 19, 2010 and we also filed and were approved for a 0.5% decrease in our rates effective June 15, 2010. Our rates include a 13.0% commission rate for agents. Our direct written premiums increased by 8.1% in 2010 primarily as a result of increased exposures and average written premium per exposure in our private passenger and homeowner lines of business.

Statutory Accounting Principles

        Our results are reported in accordance with GAAP, which differ from amounts reported in accordance with statutory accounting principles ("SAP") as prescribed by insurance regulatory authorities, which in general reflect a liquidating, rather than going concern concept of accounting. Specifically, under GAAP:

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

        Our GAAP insurance ratios are outlined in the following table:

	Years Ended December 31,
	2010	2009	2008
GAAP Ratios:
Loss Ratio	65.4%	65.1%	64.1%
Expense Ratio	31.3	32.2	30.0

Combined Ratio	96.7%	97.3%	94.1%

Stock-Based Compensation

        On June 25, 2002, the Board of Directors of the Company (the "Board") adopted the 2002 Management Omnibus Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options ("NQSOs"), stock appreciation rights and restricted stock ("RS") awards.

        On March 10, 2006, the Board approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes. A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. Under the Incentive Plan, as amended, the maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. As of December 31, 2010, there were 813,484 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants outstanding under the Incentive Plan as of December 31, 2010, were comprised of 301,501 restricted shares and 151,003 nonqualified stock options.

        Grants made under the Incentive Plan are as follows:

Type of Equity Awarded	Effective Date	Number of Awards Granted	Exercise Price(1) or Fair Value(2) per Share		Vesting Terms	Expiration Date
NQSOs	November 27, 2002	379,000	$12.00	(1)	5 years, 20% annually	November 27, 2012
NQSOs	February 20, 2003	99,000	$13.30	(1)	5 years, 20% annually	February 20, 2013
NQSOs	March 31, 2003	292,000	$13.03	(1)	3 years, 30%-30%-40%	March 31, 2013
NQSOs	August 21, 2003	10,000	$15.89	(1)	5 years, 20% annually	August 21, 2013
NQSOs	March 25, 2004	111,000	$18.50	(1)	5 years, 20% annually	March 25, 2014
RS	March 25, 2004	70,271	$18.50	(2)	3 years, 30%-30%-40%	N/A
NQSOs	August 30, 2004	10,000	$21.40	(1)	5 years, 20% annually	August 30, 2014
NQSOs	March 16, 2005	78,000	$35.23	(1)	5 years, 20% annually	March 16, 2015
RS	March 16, 2005	56,770	$35.23	(2)	3 years, 30%-30%-40%	N/A
RS	March 16, 2005	4,000	$35.23	(2)	No vesting period(3)	N/A
NQSOs	March 10, 2006	126,225	$42.85	(1)	5 years, 20% annually	March 10, 2016
RS	March 10, 2006	58,342	$42.85	(2)	3 years, 30%-30%-40%	N/A
RS	March 10, 2006	4,000	$42.85	(2)	No vesting period(3)	N/A
RS	February 26, 2007	65,760	$45.62	(2)	3 years, 30%-30%-40%	N/A
RS	February 26, 2007	4,000	$45.62	(2)	No vesting period(3)	N/A
RS	March 22, 2007	49,971	$38.78	(2)	5 years, 20% annually	N/A
RS	March 10, 2008	76,816	$35.80	(2)	3 years, 30%-30%-40%	N/A
RS	March 10, 2008	4,000	$35.80	(2)	No vesting period(3)	N/A
RS	March 20, 2008	45,779	$34.37	(2)	5 years, 20% annually	N/A
RS	March 9, 2009	95,953	$28.66	(2)	3 years, 30%-30%-40%	N/A
RS	March 9, 2009	4,000	$28.66	(2)	No vesting period(3)	N/A
RS	March 19, 2009	38,046	$33.24	(2)	5 years, 20% annually	N/A
RS	March 9, 2010	77,360	$38.78	(2)	3 years, 30%-30%-40%	N/A
RS	March 9, 2010	4,000	$38.78	(2)	No vesting period(3)	N/A
RS	March 23, 2010	25,590	$38.09	(2)	5 years, 20% annually	N/A

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

Reinsurance

        We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan"). In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to adjust our reinsurance programs as a result of the changes to the models and the number of homes we write. As of January 1, 2011, our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $535,000. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance in 2011 protects us in the event of a "140-year storm" (that is, a storm of a severity expected to occur once in a 140-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A" (Excellent). Most of our other reinsurers have an A.M. Best rating of "A" (Excellent) however in no case is a reinsurer rated below "A-" (Excellent).

        We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan's exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2010, the FAIR Plan purchased $1,000,000 of catastrophe reinsurance for property losses in excess of $200,000. At December 31, 2010, we had no material amounts recoverable from any reinsurer, excluding $44,897 recoverable from CAR.

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

        Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies, our actuaries established a range of reasonably possible estimations for net reserves of approximately $311,570 to $359,802 as of December 31, 2010 compared to a range of $332,854 to $378,692 for 2009. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $351,244 as of December 31, 2010 compared to $374,832 for December 31, 2009. We have recorded reserves closer to the high in the ranges of our projections.

        The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2010 and December 31, 2009.

	As of December 31, 2010
Line of Business	Low	Recorded	High
Private passenger automobile	$213,803	$240,129	$244,749
Commercial automobile	40,413	45,772	46,483
Homeowners	38,814	44,741	47,181
All other	18,540	20,602	21,389

Total	$311,570	$351,244	$359,802

	As of December 31, 2009
Line of Business	Low	Recorded	High
Private passenger automobile	$228,414	$258,552	$258,843
Commercial automobile	48,556	54,785	55,272
Homeowners	39,967	42,750	44,223
All other	15,917	18,745	20,354

Total	$332,854	$374,832	$378,692

        The following tables present our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31, 2010 and December 31, 2009.

	As of December 31, 2010
Line of Business	Case	IBNR	Total
Private passenger automobile	$230,330	$50	$230,380
CAR assumed private passenger auto	7,274	2,475	9,749
Commercial automobile	30,424	4,143	34,567
CAR assumed commercial automobile	7,325	3,880	11,205
Homeowners	25,117	8,467	33,584
FAIR Plan assumed homeowners	5,567	5,590	11,157
All other	11,452	9,150	20,602

Total net reserves for losses and LAE	$317,489	$33,755	$351,244

	As of December 31, 2009
Line of Business	Case	IBNR	Total
Private passenger automobile	$220,907	$16,812	$237,719
CAR assumed private passenger auto	15,402	5,431	20,833
Commercial automobile	32,287	7,867	40,154
CAR assumed commercial automobile	8,063	6,568	14,631
Homeowners	16,268	9,262	25,530
FAIR Plan assumed homeowners	5,218	12,002	17,220
All other	7,967	10,778	18,745

Total net reserves for losses and LAE	$306,112	$68,720	$374,832

        Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves. The IBNR reserves for CAR assumed private passenger and commercial automobile business are 25.4% and 34.6%, respectively, of our total reserves for CAR assumed private passenger and commercial automobile business as of December 31, 2010 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves. Our IBNR reserves for FAIR Plan assumed homeowners are 51.3% of our total reserves for FAIR Plan assumed homeowners at December 31, 2010 due to similar reporting delays in the information we receive from FAIR Plan.

        The following tables present information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of December 31, 2010 and December 31, 2009.

	As of December 31, 2010
Line of Business	Retained	Assumed	Net
Private passenger automobile	$230,380
CAR assumed private passenger automobile		$9,749
Net private passenger automobile			$240,129
Commercial automobile	34,567
CAR assumed commercial automobile		11,205
Net commercial automobile			45,772
Homeowners	33,584
FAIR Plan assumed homeowners		11,157
Net homeowners			44,741
All other	20,602	—	20,602

Total net reserves for losses and LAE	$319,133	$32,111	$351,244

	As of December 31, 2009
Line of Business	Retained	Assumed	Net
Private passenger automobile	$237,719
CAR assumed private passenger automobile		$20,833
Net private passenger automobile			$258,552
Commercial automobile	40,154
CAR assumed commercial automobile		14,631
Net commercial automobile			54,785
Homeowners	25,530
FAIR Plan assumed homeowners		17,220
Net homeowners			42,750
All other	18,745	—	18,745

Total net reserves for losses and LAE	$322,148	$52,684	$374,832

CAR Loss and Loss Adjustment Expense Reserves

        We are a participant in CAR and assume a portion of losses and LAE on business ceded by the industry participants to CAR. We estimate reserves for assumed losses and LAE that have not yet been reported to us by CAR. Our estimations are based upon the same factors we use for our own reserves, plus additional factors due to the nature of and the information we receive from CAR. The portion of reserves based upon CAR estimates for private passenger automobile line of business has declined substantially over time as a result of the institution of the MAIP and phase-out of the private passenger automobile CAR reinsurance pool on April 1, 2009, as described elsewhere in this report.

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

        Because of the lag in CAR estimates, and in order to try to validate to the extent possible the information CAR does provide, we must try to estimate the effects of the actions of our competitors in order to establish our Participation Ratio. Before final Participation Ratios are available, we estimate the size of CAR and the resulting deficit based on historical analysis of CAR results and estimations of our competitors' cession strategies. Even after our final Participation Ratio is available from CAR, we must continue to estimate the size of CAR and the resulting deficit based upon data published by CAR and our own continuing analysis. As a result, changes in our reserves for CAR may continue to occur until all claims are finally settled. The Loss Reserving Committee at CAR meets 70 days after the end of each quarter to estimate the CAR deficit for all active policy years and publishes estimations, which we use to estimate our share of the deficit. The estimation that CAR calculates is based on data it collects from 19 servicing carriers which settle, reserve and report claims using a variety of methods. Any delays or errors in the collection of this data could have a significant impact on the accuracy of CAR's estimations.

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

Sensitivity Analysis

        Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the year ended December 31, 2010, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $5,519. Each 1 percentage-point change in the loss and loss expense ratio would have had a $3,588 effect on net income, or $0.24 per diluted share.

        Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the year ended December 31, 2010. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent Change in Frequency	No Change in Frequency	+1 Percent Change in Frequency
Private passenger automobile direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,608)	$(2,304)	$—
Estimated increase in net income	2,995	1,498	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,304)	—	2,304
Estimated increase (decrease) in net income	1,498	—	(1,498)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,304	4,608
Estimated decrease in net income	—	(1,498)	(2,995)
Commercial automobile direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(691)	(346)	—
Estimated increase in net income	449	225	—
No Change in Severity
Estimated (decrease) increase in reserves	(346)	—	346
Estimated increase (decrease) in net income	225	—	(225)
+1 Percent Change in Severity
Estimated increase in reserves	—	346	691
Estimated decrease in net income	—	(225)	(449)
Homeowners direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(672)	(336)	—
Estimated increase in net income	437	218	—
No Change in Severity
Estimated (decrease) increase in reserves	(336)	—	336
Estimated increase (decrease) in net income	218	—	(218)
+1 Percent Change in Severity
Estimated increase in reserves	—	336	672
Estimated decrease in net income	—	(218)	(437)
All other direct minus ceded loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(412)	(206)	—
Estimated increase in net income	268	134	—
No Change in Severity
Estimated (decrease) increase in reserves	(206)	—	206
Estimated increase (decrease) in net income	134	—	(134)
+1 Percent Change in Severity
Estimated increase in reserves	—	206	412
Estimated decrease in net income	—	(134)	(268)

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

        The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2010. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent Change in Estimation	+1 Percent Change in Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(97)	$97
Estimated increase (decrease) in net income	63	(63)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(112)	112
Estimated increase (decrease) in net income	73	(73)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(112)	112
Estimated increase (decrease) in net income	73	(73)

Reserve Development Summary

        The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $48,157, $44,065 and $35,938 for the years ended December 31, 2010, 2009 and 2008, respectively.

        The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2010, 2009 and 2008. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

	Years Ended December 31,
Accident Year	2010	2009	2008
2000 & prior	$(600)	$(620)	$(1,192)
2001	(496)	(1,004)	(958)
2002	(1,031)	(1,431)	(1,973)
2003	(1,669)	(1,385)	(2,507)
2004	(2,147)	(3,827)	(6,619)
2005	(4,488)	(5,999)	(8,258)
2006	(7,996)	(9,829)	(6,714)
2007	(9,662)	(8,079)	(7,717)
2008	(10,992)	(11,891)	—
2009	(9,076)	—	—

All prior years	$(48,157)	$(44,065)	$(35,938)

        The decreases in prior years reserves during the 2010, 2009 and 2008 periods resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2010 decrease is primarily composed of reductions of $34,248 in our retained automobile reserves, $7,269 in our retained homeowners and all other reserves and $5,572 in CAR assumed reserves. The 2009 decrease is primarily composed of reductions of $24,979 in our retained automobile reserves and $11,551 in CAR assumed reserves and $6,103 in our retained homeowners and all other reserves. The 2008 decrease is primarily composed of reductions of $21,752 in our retained automobile reserves and $8,905 in CAR assumed reserves.

        The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2010.

Accident Year	Private Passenger Automobile	Commercial Automobile	Homeowners	All Other	Total
2000 & prior	$(532)	$(52)	$13	$(29)	$(600)
2001	(338)	(26)	(28)	(104)	(496)
2002	(641)	(124)	(56)	(210)	(1,031)
2003	(1,008)	(285)	(27)	(349)	(1,669)
2004	(1,091)	(633)	(51)	(372)	(2,147)
2005	(3,095)	(634)	(389)	(370)	(4,488)
2006	(4,600)	(2,079)	(870)	(447)	(7,996)
2007	(6,426)	(1,267)	(1,417)	(552)	(9,662)
2008	(7,660)	(1,402)	(869)	(1,061)	(10,992)
2009	(6,553)	(1,374)	(831)	(318)	(9,076)

All prior years	$(31,944)	$(7,876)	$(4,525)	$(3,812)	$(48,157)

        To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

        The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the year ended December 31, 2010; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

Accident Year	Retained Private Passenger Automobile	Retained Commercial Automobile	Retained Homeowners	Retained All Other	Total
2000 & prior	$(309)	$(50)	$13	$(29)	$(375)
2001	(241)	(17)	(28)	(104)	(390)
2002	(545)	(111)	(56)	(210)	(922)
2003	(962)	(255)	(27)	(349)	(1,593)
2004	(1,073)	(666)	(61)	(372)	(2,172)
2005	(3,047)	(593)	(367)	(370)	(4,377)
2006	(4,396)	(1,858)	(836)	(447)	(7,537)
2007	(5,696)	(1,006)	(1,316)	(552)	(8,570)
2008	(6,274)	(1,024)	(479)	(1,061)	(8,838)
2009	(4,913)	(1,212)	(300)	(318)	(6,743)

All prior years	$(27,456)	$(6,792)	$(3,457)	$(3,812)	$(41,517)

        The following table presents information by line of business for prior year development of reserves assumed from CAR and other residual markets for losses and LAE for the year ended December 31, 2010.

Accident Year	CAR Assumed Private Passenger Automobile	CAR Assumed Commercial Automobile	FAIR Plan Homeowners	Total
2000 & prior	$(223)	$(2)	$—	$(225)
2001	(97)	(9)	—	(106)
2002	(96)	(13)	—	(109)
2003	(46)	(30)	—	(76)
2004	(18)	33	10	25
2005	(48)	(41)	(22)	(111)
2006	(204)	(221)	(34)	(459)
2007	(730)	(261)	(101)	(1,092)
2008	(1,386)	(378)	(390)	(2,154)
2009	(1,640)	(162)	(531)	(2,333)

All prior years	$(4,488)	$(1,084)	$(1,068)	$(6,640)

        Our private passenger automobile line of business prior year reserves decreased by $31,944 for the year ended December 31, 2010. The decrease was primarily due to improved retained private passenger results of $24,326 for the accident years 2005 through 2009, and improved assumed CAR results for the private passenger automobile pool of $3,026 for accident years 2008 through 2009. The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves. The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee.

        Our commercial automobile line of business prior year reserves decreased by $7,876 for the year ended December 31, 2010 due primarily to fewer IBNR claims than previously estimated.

        Our retained homeowners line of business prior year reserves decreased by $3,457 for the year ended December 31, 2010. Our FAIR Plan homeowners reserve decreased by $1,068 for the year ended December 31, 2010.

        Our retained other line of business prior year reserves which consists primarily of business owners, personal umbrella and dwelling fire policies decreased by $3,812 for the year ended December 31, 2010.

        In estimating all our loss reserves, including CAR, we follow the guidance prescribed by ASC 944, Financial Services—Insurance.

        For further information, see Results of Operations: Losses and Loss Adjustment Expenses.

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

        We adopted ASC 320, Investments—Debt and Equity Securities effective April 1, 2009. ASC 320 requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. Prior to April 1, 2009, we had to determine whether we had the intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors resulted in the Company's conclusion that declines in market values were other-than-temporary, the cost of the security was written down to market value and the reduction in value was reflected as a realized loss. The adoption of ASC 320 did not have an impact on our consolidated results of operations or financial position.

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

        For further information, see Results of Operations: Net Realized Gains (Losses) on Investments.

Results of Operations

        The following table shows certain of our selected financial results:

	Years Ended December 31,
	2010	2009	2008
Direct written premiums	$604,957	$559,747	$573,509
Net written premiums	576,807	532,629	552,904
Net earned premiums	551,950	531,969	576,556
Net investment income	41,395	43,308	45,771
Net realized gains (losses) on investments	863	(167)	678
Finance and other service income	18,511	16,844	17,995

Total revenue	612,719	591,954	641,000

Loss and loss adjustment expenses	360,848	346,301	369,823
Underwriting, operating and related expenses	172,823	171,124	172,987
Interest expenses	88	135	81

Total expenses	533,759	517,560	542,891

Income before income taxes	78,960	74,394	98,109
Income tax expense	22,618	20,242	27,851

Net income	$56,342	$54,152	$70,258

 YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

        Direct Written Premiums.    Direct written premiums for the year ended December 31, 2010, increased by $45,210, or 8.1%, to $604,957 from $559,747 for the comparable 2009 period. The 2010 increase occurred primarily in our personal automobile and homeowners lines, which experienced increases of 3.8% and 3.2%, respectively, in average written premium per exposure and increases of 3.3% and 19.6%, respectively, in written exposures. The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us. Partially offsetting these increases was a 4.6% decrease in average written premium per exposure and a 2.2% decrease in written exposures in our commercial automobile line. This decrease is primarily a result of reduced exposures from ERPs submitting business through the CAR LSC program and general economic conditions which have reduced the size of the overall commercial automobile insurance market in Massachusetts.

        Net Written Premiums.    Net written premiums for the year ended December 31, 2010, increased by $44,178, or 8.3%, to $576,807 from $532,629 for 2009. The 2010 increase was primarily due to the factors that increased direct written premiums.

        Net Earned Premiums.    Net earned premiums for the year ended December 31, 2010, increased by $19,981, or 3.8%, to $551,950 from $531,969 for the comparable 2009 period. The 2010 increase was principally due to the factors that increased direct written premiums combined with decreases in earned premiums ceded to CAR, and partially offset by decreases in earned premiums assumed from CAR. Earned premiums assumed from and ceded to CAR decreased as a result of the phase-out of the CAR personal automobile reinsurance pool, which was fully replaced by an assigned risk plan, the MAIP, beginning with personal automobile policy effective dates after March 31, 2009.

        The effect of assumed and ceded premiums on net written and net earned premiums is presented in the following table.

	Years Ended December 31,
	2010	2009
Written Premiums
Direct	$604,957	$559,747
Assumed	13,738	14,564
Ceded	(41,888)	(41,682)

Net written premiums	$576,807	$532,629

Earned Premiums
Direct	$580,942	$555,020
Assumed	14,134	26,552
Ceded	(43,126)	(49,603)

Net earned premiums	$551,950	$531,969

        Net Investment Income.    Net investment income for the year ended December 31, 2010 decreased by $1,913, or 4.4%, to $41,395 from $43,308 for the comparable 2009 period. The 2010 decrease primarily resulted from lower short-term interest rates, risk reduction actions related to municipal bonds, and ongoing maintenance of short duration to protect the portfolio from rising interest rates. Net effective annual yield decreased to 3.9% for the year ended December 31, 2010 from 4.1% for the comparable 2009 period. Our duration was 3.4 years at December 31, 2010, up slightly from 3.3 years at December 31, 2009.

        Net Realized Gains (Losses) on Investments.    Net realized gains on investments were $863 for the year ended December 31, 2010 compared to net realized losses of $167 for the year ended December 31, 2009.

        The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, were as follows:

	As of December 31, 2010
			Gross Unrealized Losses(3)
	Cost or Amortized Cost	Gross Unrealized Gains	Non-OTTI Unrealized Losses	OTTI Unrealized Losses(4)	Estimated Fair Value
U.S. Treasury securities	$87,830	$280	$(1,841)	$—	$86,269
Obligations of states and political subdivisions	436,082	12,014	(2,906)	—	445,190
Residential mortgage-backed securities(1)	237,405	15,295	(39)	—	252,661
Commercial mortgage-backed securities	61,259	2,332	—	—	63,591
Other asset-backed securities	16,543	862	—	—	17,405
Corporate and other securities	191,235	7,769	(883)	—	198,121

Subtotal, fixed maturity securities	1,030,354	38,552	(5,669)	—	1,063,237
Equity securities(2)	13,704	920	—	—	14,624
Other invested assets	2,817	—	—	—	2,817

Totals	$1,046,875	$39,472	$(5,669)	$—	$1,080,678

(1)
Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations and mortgage backed securities guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB). The total of these fixed maturity securities was $237,335 at amortized cost and $252,592 at fair value as of December 31, 2010.

(2)
Equity securities includes interests in mutual funds of $11,210 at cost and $11,699 at fair value as of December 31, 2010 held to fund the Company's executive deferred compensation plan.

(3)
The Company's investment portfolio included 80 securities in an unrealized loss position at December 31, 2010.

(4)
Amounts in this column represent all other-than-temporary impairment ("OTTI") recognized in accumulated other comprehensive income.

        As of December 31, 2010, with the exception of one security which represented less than 0.1% of our total investment in fixed income securities, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. All of our securities received a rating assigned by Moody's of Ba or higher, except the few securities not rated by Moody's, all of which are rated investment grade by Standard & Poor's. The Company holds no subprime mortgage debt securities. All of the Company's holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody's or Standard & Poor's.

        The following table illustrates the gross unrealized losses included in the Company's investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2010.

	As of December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities	$38,318	$1,841	$—	$—	$38,318	$1,841
Obligations of states and political subdivisions	109,883	2,490	7,325	416	117,208	2,906
Residential mortgage-backed securities	1,312	31	298	8	1,610	39
Corporate and other securities	27,736	883	—	—	27,736	883

Total temporarily impaired securities	$177,249	$5,245	$7,623	$424	$184,872	$5,669

        As of December 31, 2010, we held insured investment securities of approximately $244,893 which represented approximately 22.7% of our total investment portfolio. Approximately $63,398 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

        The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of December 31, 2010. We do not have any direct investment holdings in a financial guarantee insurance company.

	As of December 31, 2010
Financial Guarantor	Total	Pre-refunded Securities	Exposure Net of Pre-refunded Securities
Municipal bonds
Ambac Assurance Corporation	$32,055	$12,214	$19,841
Financial Guaranty Insurance Company	267	267	—
Assured Guaranty Municipal Corporation	91,819	34,936	56,883
National Public Finance Guaranty Corporation	116,704	15,981	100,723

Total municipal bonds	240,845	63,398	177,447

Other asset-backed securities
Ambac Assurance Corporation	4,048	—	4,048

Total other asset-backed securities	4,048	—	4,048

Total	$244,893	$63,398	$181,495

        The following table shows our insured investments by Moody's rating where it is available with and without the impact of the insurance guarantee as of December 31, 2010.

	As of December 31, 2010
Rating	Rating With Insurance	Rating Without Insurance
Aaa	$3,866	$3,866
Aa1	28,976	28,976
Aa2	65,265	65,265
Aa3	88,550	77,461
A1	11,964	12,887
A2	11,003	18,021
A3	12,546	15,694
Baa1	267	267
Baa2	4,048	4,048

Totals	$226,485	$226,485

        We reviewed the unrealized losses in our fixed income and equity portfolio as of December 31, 2010 for potential OTTI. We held no securities at December 31, 2010 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was performed for securities appearing on our "Watch List," if any. Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency, and the historical volatility of the fair value of the security.

        Of the $5,669 gross unrealized losses as of December 31, 2010, $4,747 relates to obligations of U.S. Treasuries, states and political subdivisions. The remaining $922 of gross unrealized losses relates to holdings of investment grade residential mortgage-backed, corporate and other securities.

        The unrealized losses recorded on the investment portfolio at December 31, 2010 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

        During the year ended December 31, 2010 and 2009, there was no significant deterioration in the credit quality of any of our holdings and no OTTI charges were recorded related to our portfolio of investment securities.

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

  Level 2—Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

  Level 3—Valuations based on unobservable inputs.

        Fair values for our fixed maturity securities are based on prices provided by our custodian bank and our investment manager. Both our custodian bank and our investment manager use a variety of independent, nationally recognized pricing services to determine market valuations. If the pricing service cannot provide fair value determinations, we obtain non-binding price quotes from broker-dealers. A minimum of two quoted prices is obtained for the majority of our available for sale fixed maturity securities in our investment portfolio. Our custodian bank is our primary provider of quoted prices from third-party pricing services and broker-dealers. To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from our investment manager. An examination of the pricing data is then performed for each security. If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from our custodian bank is used in our financial statements for the security. If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, we obtain a quote from an alternative source, if possible, and we document and resolve any differences between the pricing sources. In addition, we may request that our investment manager and their traders provide input as to which vendor is providing prices that their traders believe are reflective of fair value for the security. Following this process, we may decide to value the security in our financial statements using the secondary or alternative source if we believe that pricing is more reflective of the security's value than the primary pricing provided by our custodian bank. We analyze market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

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

        Our Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets. Our Level 2 securities are comprised of our available for sale fixed maturity securities whose fair value was determined using observable market inputs. Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs. Investments valued using these inputs include U.S. Treasury securities and obligations of U.S. Government agencies, obligations of international government agencies, obligations of states and political subdivisions, corporate securities, commercial and residential mortgage-backed securities, and other asset-backed securities. Inputs into the fair value application that are utilized by asset class include but are not limited to:

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

  •
  Residential mortgage-backed securities, U.S. agency pass-throughs, collateralized mortgage obligations ("CMOs"), non U.S. agency CMOs:  estimates of prepayment speeds based upon historical prepayment rate trends, underlying collateral interest rates, original weighted average maturity, vintage year, borrower credit quality characteristics, interest rate and yield curve forecasts, U.S. government support programs, tax policies, and delinquency/default trends.

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

        All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.

        In order to ensure the fair value determination is representative of an exit price (consistent with ASC 820), our procedures for validating quotes or prices obtained from third-parties include, but are not limited to, obtaining a minimum of two price quotes for each fixed maturity security if possible, as discussed above, the periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date, and the periodic review of reports provided by our investment manager regarding those securities with ratings changes and securities placed on our "Watch List." In addition, valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by our external investment manager, whose investment professionals are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price (consistent with ASC 820).

        Our entire available for sale portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2010. There were no significant changes to the valuation process during the year ended December 31, 2010. As of December 31, 2010 and December 31, 2009, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

        The following table summarizes our total fair value measurements for available for sale investments for the period ending December 31, 2010.

	As of December 31, 2010
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$86,269	$—	$86,269	$—
Obligations of states and political subdivisions	445,190	—	445,190	—
Residential mortgage-backed securities	252,661	—	252,661	—
Commercial mortgage-backed securities	63,591	—	63,591	—
Other asset-backed securities	17,405	—	17,405	—
Corporate and other securities	198,121	—	198,121	—
Equity securities	14,624	14,624	—	—

Totals	$1,077,861	$14,624	$1,063,237	$—

        The following table summarizes the changes in our Level 3 fair value measurements for the year ended December 31, 2010.

Other Asset-Backed Securities
Balance at January 1, 2010	$2,504
Net gains included in earnings	183
Net gains included in other comprehensive income	1,180
Purchases and sales	(3,867)
Transfers in (out) of Level 3	—

Balance at December 31, 2010	$—

Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at December 31, 2010	$—

        Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. On January 1, 2010 our Level 3 securities consisted of one asset-backed security whose price was based solely on a single broker quote which was deemed to be obtained through unobservable inputs. This security was sold in October 2010.

        Finance and Other Service Income.    Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the year ended December 31, 2010, was $18,511 compared to $16,844 for the comparable 2009 period.

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for the year ended December 31, 2010, increased by $14,547, or 4.2%, to $360,848 from $346,301 for the comparable 2009 period. Our GAAP loss ratio for the year ended December 31, 2010, increased to 65.4% compared to 65.1% for the comparable 2009 period. Our GAAP loss ratio excluding loss adjustment expenses for the year ended December 31, 2010 increased to 56.0% from 55.8% for the comparable 2009 period. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2010 was $48,157, compared to prior year favorable development of $44,065 for the comparable 2009 period.

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expense for the year ended December 31, 2010 increased by $1,699, or 1.0%, to $172,823 from $171,124 for the comparable 2009 period. Our GAAP expense ratios for the year ended December 31, 2010 decreased to 31.3% compared to 32.2% for the comparable 2009 period.

        Interest Expenses.    Interest expense for the year ended December 31, 2010 was $88 compared to $135 for the comparable 2009 period. The credit facility commitment fee included in interest expense was $75 for both the years ended December 31, 2010 and 2009.

        Income Tax Expense.    Our effective tax rates were 28.6% and 27.2% for the years ended December 31, 2010 and 2009, respectively. These effective rates were lower than the statutory rate of 35% primarily due to adjustments for tax-exempt investment income.

        Net Income.    Net income for the year ended December 31, 2010 increased by $2,190, or 4.0%, to $56,342 from $54,152 for the comparable 2009 period. This increase was primarily due to the factors discussed above.

 YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

        Direct Written Premiums.    Direct written premiums for the year ended December 31, 2009, decreased by $13,762, or 2.4%, to $559,747 from $573,509 for the comparable 2008 period. The 2009 decrease occurred primarily in our personal and commercial automobile lines, which experienced decreases of 4.5% and 5.8%, respectively, in average written premium per exposure and decreases of 1.1% and 5.9%, respectively, in written exposures. The decrease in average written premium per exposure in our personal automobile line was primarily the result of rate of rate decreases totaling 6.7% which we filed under the competitive pricing system introduced to the private passenger automobile market in Massachusetts beginning April 1, 2008. The decrease in exposures in our personal automobile line was primarily a result of the decrease in our ERP written exposures due to the transition to the MAIP effective April 1, 2008 as discussed above. Our commercial automobile exposures decreased by 5.9% in 2009 primarily as a result of reduced exposures from ERPs submitting business through the CAR LSC program, and general economic conditions which have reduced the size of the overall commercial automobile market in Massachusetts. Our homeowners line average written premium per exposure decreased by 0.1% with a 23.4% increase in written exposures. The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.

        Net Written Premiums.    Net written premiums for the year ended December 31, 2009, decreased by $20,275, or 3.7%, to $532,629 from $552,904 for 2008. This decrease was due to the factors that decreased direct written premiums combined with decreases in premiums assumed from CAR, and partially offset by decreases in premiums ceded to CAR. Written premiums assumed and ceded to CAR decreased as a result of the phase-out of the CAR personal automobile reinsurance pool, which was replaced by an assigned risk plan, the MAIP. Beginning with policy effective dates after March 31, 2009, all personal automobile business was eligible for MAIP and could no longer be ceded to CAR.

        Net Earned Premiums.    Net earned premiums for the year ended December 31, 2009, decreased by $44,587, or 7.7%, to $531,969 from $576,556 for the comparable 2008 period. This decrease was due to the factors that decreased direct and net written premiums.

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

        The gross unrealized gains and losses on investments in fixed maturity securities and equity securities, including interests in mutual funds, were as follows:

	As of December 31, 2009
			Gross Unrealized Losses(3)
	Cost or Amortized Cost	Gross Unrealized Gains	Non-OTTI Unrealized Losses	OTTI Unrealized Losses(4)	Estimated Fair Value
U.S. Treasury securities	$12,738	$203	$(409)	$—	$12,532
Obligations of states and political subdivisions	468,319	16,218	(1,116)	—	483,421
Residential mortgage-backed securities(1)	289,736	11,271	(546)	—	300,461
Commercial mortgage-backed securities	73,431	594	(1,109)	—	72,916
Other asset-backed securities	22,781	879	(1,360)	—	22,300
Corporate and other securities	122,439	4,737	(477)	—	126,699

Subtotal, fixed maturity securities	989,444	33,902	(5,017)	—	1,018,329
Equity securities(2)	9,736	140	—	—	9,876
Other invested assets	409	—	—	—	409

Totals	$999,589	$34,042	$(5,017)	$—	$1,028,614

(1)
Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations and mortgage backed securities guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB). The total of these fixed maturity securities was $289,447 at amortized cost and $300,172 at fair value as of December 31, 2009.

(2)
Equity securities includes interests in mutual funds of $9,736 at cost and $9,876 at December 31, 2009 held to fund the Company's executive deferred compensation plan.

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

	As of December 31, 2009
Rating	Rating With Insurance	Rating Without Insurance
Aaa	$3,999	$3,999
Aa1	10,477	10,477
Aa2	32,561	32,561
Aa3	140,047	81,919
A1	45,307	79,787
A2	16,451	29,371
A3	28,934	33,430
Baa1	271	271
Baa2	4,112	4,112
Ba2	—	6,232

Totals	$282,159	$282,159

        We reviewed the unrealized losses in our fixed income and equity portfolio as of December 31, 2009 for potential OTTI. We obtained specific qualitative analysis regarding certain debt securities held at December 31, 2009 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was also performed for any additional securities appearing on our "Watch List." Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

        Of the $5,017 gross unrealized losses as of December 31, 2009, $1,525 relates to fixed maturity obligations of U.S. Treasuries and obligations of states and political subdivisions. The remaining $3,492 of gross unrealized losses relates primarily to holdings of investment grade mortgage-backed and other securities.

        The unrealized losses recorded on the investment portfolio at December 31, 2009 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it's more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

        During the year ended December 31, 2009, there was no significant deterioration in the credit quality of any of our holdings. During the year ended December 31, 2008, there was a significant deterioration in the issuer's financial condition of one of our holdings, American International Group, Inc. Accordingly, in the third quarter of 2008 we recorded an OTTI charge of $1,032 for this security. We sold this security during the third quarter of 2009 and recognized an additional loss of $14.

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

  •
  Residential mortgage-backed securities, U.S. agency pass-throughs, collateralized mortgage obligations ("CMOs"), non U.S. agency CMOs:  estimates of prepayment speeds based upon historical prepayment rate trends, underlying collateral interest rates, original weighted average maturity, vintage year, borrower credit quality characteristics, interest rate and yield curve forecasts, U.S. government support programs, tax policies, and delinquency/default trends.

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

        In order to ensure the fair value determination is representative of an exit price (consistent with ASC 820), our procedures for validating quotes or prices obtained from third-parties include, but are not limited to, obtaining a minimum of two price quotes for each fixed maturity security if possible, as discussed above, the periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date, and the periodic review of reports provided by its investment manager regarding those securities with ratings changes and securities placed on our "Watch List." In addition, valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by our external investment manager, whose investment professionals are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price (consistent with ASC 820).

        Approximately 99.8% of our portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2009. There were no significant changes to the valuation process during the year ending 2009.

        As of December 31, 2009 and December 31, 2008, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

        The following table summarizes our total fair value measurements and the fair value measurements based on Level 3 inputs for available for sale investments as of December 31, 2009.

	As of December 31, 2009
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$12,532	$—	$12,532	$—
Obligations of states and political subdivisions	483,421	—	483,421	—
Residential mortgage-backed securities	300,461	—	300,461	—
Commercial mortgage-backed securities	72,916	—	72,916	—
Other asset-backed securities	22,300	—	19,796	2,504
Corporate and other securities	126,699	—	126,699	—
Equity securities	9,876	9,876	—	—

Totals	$1,028,205	$9,876	$1,015,825	$2,504

        The following table summarizes the changes in our Level 3 fair value measurements for the year ended December 31, 2009.

Other Asset-Backed Securities
Balance at January 1, 2009	$1,842
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	662
Purchases and sales	—
Transfers in (out) of Level 3	—

Balance at December 31, 2009	$2,504

Amount of total losses included in earnings attributable to the change
in unrealized losses related to assets still held at December 31, 2009	$—

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

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for the year ended December 31, 2009, decreased by $23,522, or 6.4%, to $346,301 from $369,823 for the comparable 2008 period. Our GAAP loss ratio for the year ended December 31, 2009, increased to 65.1% compared to 64.1% for the comparable 2008 period. Our GAAP loss ratio excluding loss adjustment expenses for the year ended December 31, 2009 increased to 55.8% from 55.1% for the comparable 2008 period. The loss ratio increased primarily as a result of the decrease in our personal automobile earned premium per exposure. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2009 was $44,065, compared to prior year favorable development of $35,938 for the comparable 2008 period.

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expense for the year ended December 31, 2009 decreased by $1,863, or 1.1%, to $171,124 from $172,987 for the comparable 2008 period. Our GAAP expense ratios for the year ended December 31, 2009 increased to 32.2% compared to 30.0% for the comparable 2008 period. The expense ratio increased primarily as a result of decreases in net earned premiums as discussed above. In addition, an amount of $7,547 related to our January 2010 agreement with the Massachusetts Attorney General's office was recorded as an increase to our underwriting expenses for the year ended December 31, 2009. For further information, please see Part I—Item 3, Legal Proceedings.

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

        Net Income.    Net income for the year ended December 31, 2009 decreased by $16,106, or 22.9%, to $54,152 from $70,258 for the comparable 2008 period. This decrease was primarily due to the factors discussed above.

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

        Net cash provided by operating activities was $51,106, $64,478, and $72,815 during the years ended December 31, 2010, 2009 and 2008, respectively. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

        Net cash used by investing activities was $54,420 during the year ended December 31, 2010, which resulted primarily from purchases of fixed maturities in excess of sales, paydowns, calls, and maturities of fixed maturities.Net cash provided by investing activities was $16,091 during the year ended December 31, 2009, which resulted primarily from sales, paydowns, calls, and maturities of fixed maturities and short-term securities in excess of purchases of fixed maturities. Net cash used by investing activities was $28,880 during the year ended December 31, 2008, which resulted primarily from purchases of fixed maturities in excess of sales, paydowns, calls, and maturities of fixed maturities.

        Net cash used for financing activities was $30,865, $66,550, and $29,795 during the years ended December 31, 2010, 2009, and 2008, respectively. Net cash used for financing activities is primarily comprised of dividend payments to shareholders and the acquisition of treasury stock. Net cash used for financing activities during 2010 decreased by $35,685 compared to 2009 primarily due to the decrease in treasury stock acquisitions. Net cash used for financing activities during 2009 increased by $36,755 compared to 2008 primarily due to the increase in treasury stock acquisitions.

        The Insurance Subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. Recently, the financial markets have experienced unprecedented declines in value, including many securities currently held by us. We believe that recent and ongoing government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of the assets we hold will allow us to realize these securities' anticipated long-term economic value. Furthermore, as of December 31, 2010, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. We do not anticipate the need to sell these securities to meet the Insurance Subsidiaries cash requirements. We expect the Insurance Subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

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

        Our obligations under the credit facility are secured by pledges of our assets and the capital stock of our operating subsidiaries. The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, and other matters. Among other covenants, the credit facility restricts our payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of our prior year's net income, as determined in accordance with GAAP. Although we paid $27,098 in dividends to shareholders in 2010 which exceeded 50% of our prior year net income by $22, prior consent to pay the excess amount was obtained from RBS Citizens. As of December 31, 2010, we were in compliance with all other covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

        We had no amounts outstanding on our credit facility at December 31, 2010 and 2009. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at December 31, 2010, 2009 and 2008.

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

Our insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2010, the statutory surplus of Safety Insurance was $582,432, and its net income for 2010 was $51,560. As a result, a maximum of $58,243 is available in 2011 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2010, Safety Insurance recorded dividends to Safety of $28,198.

        The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

        Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2010 and 2009 were as follows:

Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Dividends Paid
November 2, 2010	December 1, 2010	December 15, 2010	$0.50	$7,525
August 4, 2010	September 1, 2010	September 15, 2010	$0.50	$7,510
May 5, 2010	June 1, 2010	June 15, 2010	$0.40	$6,038
February 16, 2010	March 1, 2010	March 15, 2010	$0.40	$6,024
November 2, 2009	December 1, 2009	December 15, 2009	$0.40	$6,024
August 4, 2009	September 1, 2009	September 15, 2009	$0.40	$6,137
May 5, 2009	June 1, 2009	June 15, 2009	$0.40	$6,205
February 17, 2009	March 2, 2009	March 13, 2009	$0.40	$6,474

        On February 15, 2011, our Board approved a quarterly cash dividend on our common stock of $0.50 per share which will be paid on March 15, 2011 to shareholders of record on March 1, 2011. We plan to continue to declare and pay quarterly cash dividends in 2011, depending on our financial position and the regularity of our cash flows.

        On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of Safety's outstanding common shares. On March 19, 2009, our Board increased this existing share repurchase program by authorizing repurchase of up to $60,000 of Safety's outstanding common shares. On August 4, 2010, our Board again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of Safety's outstanding common shares. Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management's discretion. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the year ended December 31, 2010, we purchased 162,907 shares of our common shares on the open market under the program at a cost of $5,814. During the year ended December 31, 2009, we purchased 1,332,535 of our common shares on the open market under the program at a cost of $42,196. As of December 31, 2010 the Company had purchased 1,727,455 shares on the open market at a cost of $55,526. As of December 31, 2009, we had purchased 1,564,548 of our common shares on the open market under the program at a cost of $49,712.

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

Contractual Obligations

        We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2010, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
	Within One Year	Two to Three Years	Four to Five Years	After Five Years	Total
Loss and LAE reserves	$198,152	$177,932	$24,263	$4,044	$404,391
Purchase commitments	889	1,779	1,779	519	4,966
Operating leases	4,183	8,876	8,856	13,425	35,340

Total contractual obligations	$203,224	$188,587	$34,898	$17,988	$444,697

        As of December 31, 2010, the Company had loss and LAE reserves of $404,391, unpaid reinsurance recoverables of $53,147 and net loss and LAE reserves of $351,244. Our loss and LAE reserves are estimates as described in more detail under "Critical Accounting Policies and Estimates." The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

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

        Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, the possibility that the AG's proposed regulations will be enacted and existing insurance-related laws and regulations will become further restrictive in the future, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC. Refer to Part I, Item 1A—Risk Factors.

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

        Based upon the results of interest rate sensitivity analysis, the following table shows the interest rate risk of our investments in available for sale fixed maturities, measured in terms of fair value (which is equal to the carrying value for all our available for sale fixed maturity securities).

	-100 Basis Point Change	No Change	+100 Basis Point Change
As of December 31, 2010
Estimated fair value	$1,098,612	$1,063,237	$1,024,251
Estimated increase (decrease) in fair value	$35,375	$—	$(38,986)
As of December 31, 2009
Estimated fair value	$1,054,564	$1,018,329	$978,022
Estimated increase (decrease) in fair value	$36,235	$—	$(40,307)

        With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At December 31, 2010, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2010, assuming that all of such debt is outstanding for the entire year.

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

SAFETY INSURANCE GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety Insurance Group, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Safety Insurance Group, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing on Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 14, 2011

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,
	2010	2009
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,030,354 and $989,444)	$1,063,237	$1,018,329
Equity securities, at fair value (cost: $13,704 and $9,736)	14,624	9,876
Other invested assets, at cost, which approximates fair value	2,817	409

Total investments	1,080,678	1,028,614
Cash and cash equivalents	40,291	74,470
Accounts receivable, net of allowance for doubtful accounts	145,726	137,238
Accrued investment income	9,471	10,044
Taxes recoverable	5,061	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	4,579	6,851
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	53,147	64,874
Ceded unearned premiums	12,461	13,698
Deferred policy acquisition costs	52,824	47,900
Deferred income taxes	3,643	8,335
Equity and deposits in pools	19,971	23,840
Other assets	11,600	11,973

Total assets	$1,439,452	$1,427,837

Liabilities
Loss and loss adjustment expense reserves	$404,391	$439,706
Unearned premium reserves	306,053	282,434
Accounts payable and accrued liabilities	54,239	59,869
Taxes payable	—	3,916
Payable to reinsurers	5,571	4,674
Other liabilities	15,722	16,803

Total liabilities	785,976	807,402

Commitments and contingencies (Note 6)
Shareholders' equity
Common stock: $0.01 par value; 30,000,000 shares authorized;
16,795,504 and 16,624,220 shares issued	168	166
Additional paid-in capital	151,317	144,814
Accumulated other comprehensive income, net of taxes	21,972	18,866
Retained earnings	535,545	506,301
Treasury stock, at cost: 1,727,455 and 1,564,548 shares	(55,526)	(49,712)

Total shareholders' equity	653,476	620,435

Total liabilities and shareholders' equity	$1,439,452	$1,427,837

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share and share data)

	Years Ended December 31,
	2010	2009	2008
Net earned premiums	$551,950	$531,969	$576,556
Net investment income	41,395	43,308	45,771
Net realized gains (losses) on investments	863	(167)	678
Finance and other service income	18,511	16,844	17,995

Total revenue	612,719	591,954	641,000

Losses and loss adjustment expenses	360,848	346,301	369,823
Underwriting, operating and related expenses	172,823	171,124	172,987
Interest expenses	88	135	81

Total expenses	533,759	517,560	542,891

Income before income taxes	78,960	74,394	98,109
Income tax expense	22,618	20,242	27,851

Net income	$56,342	$54,152	$70,258

Earnings per weighted average common share:
Basic	$3.74	$3.49	$4.32

Diluted	$3.74	$3.48	$4.31

Cash dividends paid per common share	$1.80	$1.60	$1.60

Number of shares used in computing earnings per share:
Basic	15,065,696	15,533,331	16,265,185

Diluted	15,084,295	15,552,063	16,308,394

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss), Net of Taxes	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2007	$162	$134,224	$4,453	$432,746	$(1,585)	$570,000
Net income				70,258		70,258
Other comprehensive income, net of deferred federal income taxes			(10,981)			(10,981)
Exercise of options, net of deferred federal income taxes	1	2,729				2,730
Unearned compensation on restricted stock, net of deferred federal income taxes	2	3,308				3,310
Dividends paid				(26,015)		(26,015)
Acquisition of treasury stock					(5,931)	(5,931)

Balance at December 31, 2008	165	140,261	(6,528)	476,989	(7,516)	603,371
Net income				54,152		54,152
Other comprehensive income, net of deferred federal income taxes			25,394			25,394
Exercise of options, net of deferred federal income taxes		1,002				1,002
Unearned compensation on restricted stock, net of deferred federal income taxes	1	3,551				3,552
Dividends paid				(24,840)		(24,840)
Acquisition of treasury stock					(42,196)	(42,196)

Balance at December 31, 2009	166	144,814	18,866	506,301	(49,712)	620,435
Net income				56,342		56,342
Other comprehensive income, net of deferred federal income taxes			3,106			3,106
Exercise of options, net of deferred federal income taxes	1	2,416				2,417
Unearned compensation on restricted stock, net of deferred federal income taxes	1	4,087				4,088
Dividends paid				(27,098)		(27,098)
Acquisition of treasury stock					(5,814)	(5,814)

Balance at December 31, 2010	$168	$151,317	$21,972	$535,545	$(55,526)	$653,476

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Net income	$56,342	$54,152	$70,258
Other comprehensive income (loss), net of taxes:
Unrealized holding gains (losses), during the period, net of tax expense (benefit) of $1,975, $13,615 and $(5,676)	3,667	25,285	(10,540)
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $(302), $59, and $(237)	(561)	109	(441)

Unrealized gains (losses) on securities available for sale	3,106	25,394	(10,981)

Comprehensive income	$59,448	$79,546	$59,277

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$56,342	$54,152	$70,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	12,533	12,049	11,254
Provision (benefit) for deferred income taxes	3,020	(3,024)	315
Net realized (gains) losses on investments	(863)	167	(678)
Gains on sales of fixed assets	(9)	—	—
Changes in assets and liabilities:
Accounts receivable	(8,488)	1,554	17,551
Accrued investment income	573	(87)	1,015
Receivable from reinsurers	13,999	15,599	10,013
Ceded unearned premiums	1,237	7,922	7,198
Deferred policy acquisition costs	(4,924)	(1,213)	1,965
Other assets	(888)	4,686	(3,410)
Loss and loss adjustment expense reserves	(35,315)	(27,853)	(10,161)
Unearned premium reserves	23,619	(7,261)	(30,850)
Accounts payable and accrued liabilities	(5,630)	8,758	1,088
Payable to reinsurers	897	(3,617)	(2,371)
Other liabilities	(4,997)	2,646	(372)

Net cash provided by operating activities	51,106	64,478	72,815

Cash flows from investing activities:
Fixed maturities purchased	(350,852)	(200,796)	(108,209)
Equity securities purchased	(7,525)	(5,315)	(6,073)
Other invested assets purchased	(2,500)	(475)	—
Short-term securities purchased	—	—	(82,892)
Proceeds from sales and paydowns of fixed maturities	220,217	103,284	127,439
Proceeds from maturities, redemptions, and calls of fixed maturities	84,954	32,986	42,591
Proceeds from sales of equity securities	3,580	3,680	3,991
Proceeds from sales of other invested assets	91	66	—
Proceeds from maturities of short-term securities	—	82,996	—
Fixed assets purchased	(2,394)	(335)	(5,727)
Proceeds from sales of fixed assets	9	—	—

Net cash (used for) provided by investing activities	(54,420)	16,091	(28,880)

Cash flows from financing activities:
Proceeds from stock options exercised	1,990	367	1,415
Excess tax benefits from stock options exercised	57	119	736
Dividends paid to shareholders	(27,098)	(24,840)	(26,015)
Acquisition of treasury stock	(5,814)	(42,196)	(5,931)

Net cash used for financing activities	(30,865)	(66,550)	(29,795)

Net (decrease) increase in cash and cash equivalents	(34,179)	14,019	14,140
Cash and cash equivalents at beginning of year	74,470	60,451	46,311

Cash and cash equivalents at end of period	$40,291	$74,470	$60,451

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$28,300	$14,109	$32,420
Interest	$123	$75	$139

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

        The Company was incorporated on June 25, 2001 in the State of Delaware. On October 16, 2001, the Company acquired all of the issued and outstanding common stock of Thomas Black Corporation ("TBC") and its property and casualty subsidiaries. TBC subsequently merged with and into Safety Insurance Group, Inc. with Safety Insurance Group, Inc. being the corporation surviving the merger.

        The Company is a leading provider of personal lines property and casualty insurance focused primarily on the Massachusetts market. The Company's principal product line is private passenger automobile insurance, which accounted for 68.7% of its direct written premiums in 2010. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company and Safety Property and Casualty Company (together referred to as the "Insurance Subsidiaries").

        The Company began writing private passenger automobile and homeowners insurance business in New Hampshire during 2008 and began writing New Hampshire personal umbrella business during 2009. During the years ended December 31, 2010 and 2009, the Company wrote $2,774 and $978, respectively, in direct written premiums in New Hampshire.

2.     Summary of Significant Accounting Policies

Investments

        Investments in fixed maturities available for sale, which include taxable and non-taxable bonds and redeemable preferred stocks, are reported at fair value. Investments in equity securities available for sale, which include interests in mutual funds, are reported at fair value. Fair values for fixed maturity securities are based on estimates obtained from independent pricing services. Fair values for equity securities are derived from external market quotations. Short-term investments, which consist of U.S. Treasury bills, are reported at amortized cost which approximates fair value. Other invested assets, which include collateral loans, are state at cost, which approximates fair value. Unrealized gains or losses on fixed maturity and equity securities reported at fair value are excluded from earnings and reported in a separate component of shareholders' equity, known as "Accumulated other comprehensive income (loss), net of taxes," until realized. Realized gains or losses on the sale or maturity of investments are determined on the basis of the specific cost identification method. Fixed maturities and equity securities that experience declines in value that are other-than-temporary are written down to fair value with a corresponding charge to net realized losses on investments.

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

Accounts Receivable

        Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are both billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2010 and 2009, these allowances were $362 and $210, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

        Amounts that vary with and are primarily related to acquiring new and renewal business, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policies. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is not taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $101,980, $96,503 and $100,899 was charged to underwriting expenses for the years ended December 31, 2010, 2009 and 2008, respectively.

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

        Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $13,793 and $15,302 at December 31, 2010 and 2009, respectively.

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

        Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Accounting Standards Codification ("ASC") 740, Income Taxes. A valuation allowance is established where management has assessed that it is more likely than not that the Company will not be able to utilize the full deferred tax asset.

Earnings per Weighted Average Common Share

        Basic earnings per weighted average common share ("EPS") is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period including unvested restricted shares which are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding. At December 31, 2010, 2009 and 2008, the Company's potentially dilutive instruments were common shares under options of 151,003, 215,337 and 238,666, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Years Ended December 31,
	2010	2009	2008
Net income as reported	$56,342	$54,152	$70,258
Less dividends:
Distributed to common shareholders	26,598	24,422	25,677
Distributed to participating security holders	500	419	338

Total undistributed earnings	$29,244	$29,311	$44,243

Undistributed earnings to common shareholders	$28,706	$28,804	$43,649

Undistributed earnings to participating security holders	$538	$507	$594

Net income available to common shareholders for basic
and diluted earnings per share	$56,342	$54,152	$70,258

Weighted average number of common shares outstanding	14,788,562	15,264,244	16,046,937
Common equivalent shares—restricted stock	277,134	269,087	218,248

Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,065,696	15,533,331	16,265,185
Common equivalent shares—stock options	18,599	18,732	43,209

Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,084,295	15,552,063	16,308,394

Basic earnings per share	$3.74	$3.49	$4.32

Diluted earnings per share	$3.74	$3.48	$4.31

        Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company's common stock during the period because their inclusion would be anti-dilutive. There were 97,203, 167,925 and 168,925 anti-dilutive stock options for the year ended December 31, 2010, 2009 and 2008, respectively.

Share-Based Compensation

        Prior to January 1, 2006, the Company accounted for share-based compensation to employees and non-employee directors in accordance with the recognition and measurement principles of ASC 718, Share Based Compensation. Accordingly, no compensation cost related to stock options was reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company historically reported pro forma results under the disclosure-only provisions of ASC 718.

        ASC 718 requires the Company to measure and recognize the cost of employee services received in exchange for an award of equity instruments. Under the provisions of ASC 718, effective January 1, 2006, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

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

Recent Accounting Pronouncements

        ASC 855, Subsequent Events, establishes principles and requirements for subsequent events. ASC 855 is effective for interim and annual financial periods ending after June 15, 2009, and was applied prospectively. In February 2010, the FASB issued updated guidance which amended the subsequent events disclosure requirements to eliminate the requirement for SEC filers to disclose the date through which it has evaluated subsequent events, clarify the period through which conduit bond obligors must evaluate subsequent events and refine the scope of the disclosure requirements for reissued financial statements. The updated guidance was effective upon issuance. The adoption of the guidance had no impact on the Company's consolidated financial condition or results of operations.

        In January 2010, the FASB issued ASC Update No. 2010-06 (Topic 820), Improving Disclosures about Fair Value Measurements, which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The Company adopted this guidance effective for quarter ended March 31, 2010, except for the new disclosures in the Level 3 reconciliation. The Level 3 disclosures are effective for periods ending after December 15, 2010 and were implemented for year end December 31, 2010. The adoption of the guidance did not have an impact on the Company's consolidated financial condition or results of operations.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        In October 2010, the FASB issued updated guidance to address diversity in practice for the accounting of costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. The guidance also specifies that advertising costs only should be included as deferred acquisition costs if the direct-response advertising accounting criteria are met. The new guidance is effective for reporting periods beginning after December 15, 2011 and should be applied prospectively, with retrospective application permitted. The Company is in process of evaluating the impact of adoption on its consolidated financial conditions and results of operations.

Reclassifications

        Prior period amounts have been reclassified to conform to the current year presentation.

Segments

        The Company comprises one business segment: property and casualty insurance operations. Management organizes the business around private passenger automobile insurance in Massachusetts sold exclusively through independent agents and offers other personal and commercial insurance as complementary products. In accordance with ASC 280, Segment Reporting, the financial information of the segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

3.     Investments

        The gross unrealized gains and losses on investments in fixed maturity securities, and equity securities, including interests in mutual funds were as follows for the periods indicated:

	As of December 31, 2010
			Gross Unrealized Losses(3)
	Cost or Amortized Cost	Gross Unrealized Gains	Non-OTTI Unrealized Losses	OTTI Unrealized Losses(4)	Estimated Fair Value
U.S. Treasury securities	$87,830	$280	$(1,841)	$—	$86,269
Obligations of states and political subdivisions	436,082	12,014	(2,906)	—	445,190
Residential mortgage-backed securities(1)	237,405	15,295	(39)	—	252,661
Commercial mortgage-backed securities	61,259	2,332	—	—	63,591
Other asset-backed securities	16,543	862	—	—	17,405
Corporate and other securities	191,235	7,769	(883)	—	198,121

Subtotal, fixed maturity securities	1,030,354	38,552	(5,669)	—	1,063,237
Equity securities(2)	13,704	920	—	—	14,624
Other invested assets	2,817	—	—	—	2,817

Totals	$1,046,875	$39,472	$(5,669)	$—	$1,080,678

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

	As of December 31, 2009
			Gross Unrealized Losses(3)
	Cost or Amortized Cost	Gross Unrealized Gains	Non-OTTI Unrealized Losses	OTTI Unrealized Losses(4)	Estimated Fair Value
U.S. Treasury securities	$12,738	$203	$(409)	$—	$12,532
Obligations of states and political subdivisions	468,319	16,218	(1,116)	—	483,421
Residential mortgage-backed securities(1)	289,736	11,271	(546)	—	300,461
Commercial mortgage-backed securities	73,431	594	(1,109)	—	72,916
Other asset-backed securities	22,781	879	(1,360)	—	22,300
Corporate and other securities	122,439	4,737	(477)	—	126,699

Subtotal, fixed maturity securities	989,444	33,902	(5,017)	—	1,018,329
Equity securities(2)	9,736	140	—	—	9,876
Other invested assets	409	—	—	—	409

Totals	$999,589	$34,042	$(5,017)	$—	$1,028,614

(1)
Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations and mortgage-backed securities guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB). The total of these fixed maturity securities was $237,335 and $289,447 at amortized cost and $252,592 and $300,172 at fair value as of December 31, 2010 and 2009, respectively.

(2)
Equity securities includes interests in mutual funds of $11,210 and $9,736 at cost and $11,699 and $9,876 at fair value as of December 31, 2010 and 2009, respectively, held to fund the Company's executive deferred compensation plan.

(3)
The Company's investment portfolio included 80 and 89 securities in an unrealized loss position at December 31, 2010 and 2009, respectively.

(4)
Amounts in this column represent all other-than-temporary impairment ("OTTI") recognized in accumulated other comprehensive income.

        The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the periods indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2010
	Amortized Cost	Estimated Fair Value
Due in one year or less	$90,998	$91,803
Due after one year through five years	259,870	268,862
Due after five years through ten years	243,706	248,919
Due after ten years through twenty years	111,668	111,030
Due after twenty years	8,905	8,966
Asset-backed securities	315,207	333,657

Totals	$1,030,354	$1,063,237

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The gross realized gains (losses) on investments were as follows for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Gross realized gains
Fixed maturity securities	$1,592	$453	$2,251
Equity securities	32	—	—
Short term securities	—	1	—
Gross realized losses
Fixed maturity securities	(753)	(303)	(1,116)
Equity securities	(8)	(318)	(457)

Total gains (losses) on investments	$863	$(167)	$678

        Proceeds from maturities, redemptions and calls of fixed maturities maturing were $84,954, $32,986 and $42,591 for the year ended December 31, 2010, 2009 and 2008, respectively.

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

        The following tables as of December 31, 2010 and December 31, 2009 illustrate the gross unrealized losses included in the Company's investment portfolio and the fair value of those securities aggregated by investment category. The tables also illustrate the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities	$38,318	$1,841	$—	$—	$38,318	$1,841
Obligations of states and political subdivisions	109,883	2,490	7,325	416	117,208	2,906
Residential mortgage-backed securities	1,312	31	298	8	1,610	39
Corporate and other securities	27,736	883	—	—	27,736	883

Total temporarily impaired securities	$177,249	$5,245	$7,623	$424	$184,872	$5,669

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

        As of December 31, 2010, the Company held insured investment securities of approximately $244,893 which represented approximately 22.7% of the Company's total investment portfolio. Approximately $63,398 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

        The following table shows the Company's insured investment securities that are backed by financial guarantors including pre-refunded securities as of December 31, 2010. The Company does not have any direct investment holdings in a financial guarantee insurance company.

	As of December 31, 2010
Financial Guarantor	Total	Pre-refunded Securities	Exposure Net of Pre-refunded Securities
Municipal bonds
Ambac Assurance Corporation	$32,055	$12,214	$19,841
Financial Guaranty Insurance Company	267	267	—
Assured Guaranty Municipal Corporation	91,819	34,936	56,883
National Public Finance Guaranty Corporation	116,704	15,981	100,723

Total municipal bonds	240,845	63,398	177,447

Other asset-backed securities
Ambac Assurance Corporation	4,048	—	4,048

Total other asset-backed securities	4,048	—	4,048

Total	$244,893	$63,398	$181,495

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The following table shows the Company's insured investments by Moody's rating where it is available both with and without the impact of the insurance guarantee as of December 31, 2010.

	As of December 31, 2010
Rating	Rating With Insurance	Rating Without Insurance
Aaa	$3,866	$3,866
Aa1	28,976	28,976
Aa2	65,265	65,265
Aa3	88,550	77,461
A1	11,964	12,887
A2	11,003	18,021
A3	12,546	15,694
Baa1	267	267
Baa2	4,048	4,048

Totals	$226,485	$226,485

Other-Than-Temporary Impairments

        ASC 320, Investments—Debt and Equity Securities requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. Prior to April 1, 2009, the Company had to determine whether it had the intent and ability to hold the investment for a sufficient period of time for the value to recover. When the analysis of the above factors resulted in the Company's conclusion that declines in market values were other-than-temporary, the cost of the security was written down to market value and the reduction in value was reflected as a realized loss.

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

        The unrealized losses in the Company's fixed income portfolio as of December 31, 2010 were reviewed for potential other- than-temporary asset impairments. The Company held no debt and equity securities at December 31, 2010 with a material (20% or greater) unrealized loss for four or more

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

consecutive quarters. Specific qualitative analysis was also performed for any additional securities appearing on the Company's "Watch List," if any. Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

        The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at December 31, 2010 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, decreases in fair values of the Company's securities are viewed as being temporary.

        During the year ended December 31, 2010 and 2009, there was no significant deterioration in the credit quality of any of the Company's holdings and no OTTI charges were recorded related to the Company's portfolio of investment securities.

        Based upon the qualitative analysis performed, the Company's decision to hold these securities, the Company's current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

        ASC 320, Investments—Debt and Equity Securities requires that the Company record, as of the beginning of the interim period of adoption, a cumulative effect adjustment to reclassify the noncredit component of a previously recognized OTTI from retained earnings to other comprehensive income (loss). At April 1, 2009 and December 31, 2010, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Net Investment Income

        The components of net investment income were as follows:

	Years Ended December 31,
	2010	2009	2008
Interest and dividends on fixed maturities	$42,332	$44,160	$45,207
Dividends on equity securities	294	161	270
Interest on other invested assets	12	11	—
Interest on short-term securities	—	67	35
Interest on cash, and cash equivalents	84	232	1,588

Total investment income	42,722	44,631	47,100
Investment expenses	1,327	1,323	1,329

Net investment income	$41,395	$43,308	$45,771

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

  Level 2—Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

  Level 3—Valuations based on unobservable inputs.

        Fair values for the Company's fixed maturity securities are based on prices provided by its custodian bank and its investment manager. Both the custodian bank and the investment manager use a variety of independent, nationally recognized pricing services to determine market valuations. If the pricing service cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. A minimum of two quoted prices is obtained for the majority of our available for sale fixed maturity securities in the Company's investment portfolio. The Company's custodian bank is its primary provider of quoted prices from third-party pricing services and broker-dealers. To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from the Company's investment manager. An examination of the pricing data is then performed for each security. If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from the Company's custodian bank is used in the Company's financial statements for the security. If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, the Company obtains a quote from an alternative source, if possible, and documents and resolves any differences between the pricing sources. In addition, the Company may request that its investment manager and their traders provide input as to which vendor is providing prices that their traders believe are reflective of fair value for the security. Following this process, the Company may decide to value the security in its financial statements using the secondary or alternative source if it believes that pricing is more reflective of the security's value than the primary pricing provided by its custodian bank. The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The Company's Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets. The Company's Level 2 securities are comprised of our available for sale fixed maturity securities whose fair value was determined using observable market inputs. Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs. Investments valued using these inputs include U.S. Treasury securities and obligations of U.S. Government agencies, obligations of international government agencies, obligations of states and political subdivisions, corporate securities, commercial and residential mortgage-backed securities, and other asset-backed securities. Inputs into the fair value application that are utilized by asset class include but are not limited to:

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

  •
  Residential mortgage-backed securities, U.S. agency pass-throughs, collateralized mortgage obligations ("CMOs"), non U.S. agency CMOs:  estimates of prepayment speeds based upon historical prepayment rate trends, underlying collateral interest rates, original weighted average maturity, vintage year, borrower credit quality characteristics, interest rate and yield curve forecasts, U.S. government support programs, tax policies, and delinquency/default trends.

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

        All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.

        In order to ensure the fair value determination is representative of an exit price (consistent with ASC 820), the Company's procedures for validating quotes or prices obtained from third-parties include, but are not limited to, obtaining a minimum of two price quotes for each available for sale fixed maturity security if possible, as discussed above, the periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date, and the periodic review of reports provided by its investment manager regarding those securities with ratings changes and securities placed on the Company's "Watch List." In addition, valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company's external investment manager, whose investment professionals are familiar with the securities

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price (consistent with ASC 820).

        The Company's entire available for sale portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2010. There were no significant changes to the valuation process during the year ended December 31, 2010. As of December 31, 2010 and 2009, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

        The following tables summarize our total fair value measurements for available for sale investments for the periods indicated.

	As of December 31, 2010
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$86,269	$—	$86,269	$—
Obligations of states and political subdivisions	445,190	—	445,190	—
Residential mortgage-backed securities	252,661	—	252,661	—
Commercial mortgage-backed securities	63,591	—	63,591	—
Other asset-backed securities	17,405	—	17,405	—
Corporate and other securities	198,121	—	198,121	—
Equity securities	14,624	14,624	—	—

Totals	$1,077,861	$14,624	$1,063,237	$—

	As of December 31, 2009
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$12,532	$—	$12,532	$—
Obligations of states and political subdivisions	483,421	—	483,421	—
Residential mortgage-backed securities	300,461	—	300,461	—
Commercial mortgage-backed securities	72,916	—	72,916	—
Other asset-backed securities	22,300	—	19,796	2,504
Corporate and other securities	126,699	—	126,699	—
Equity securities	9,876	9,876	—	—

Totals	$1,028,205	$9,876	$1,015,825	$2,504

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The following tables summarize the changes in the Company's Level 3 fair value measurements for the periods indicated.

Other Asset-Backed Securities
Balance at January 1, 2010	$2,504
Net gains included in earnings	183
Net gains included in other comprehensive income	1,180
Purchases and sales	(3,867)
Transfers in (out) of Level 3	—

Balance at December 31, 2010	$—

Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at December 31, 2010	$—

Other Asset-Backed Securities
Balance at January 1, 2009	$1,842
Net gains and losses included in earnings	—
Net gains included in other comprehensive income	662
Purchases and sales	—
Transfers in (out) of Level 3	—

Balance at December 31, 2009	$2,504

Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at December 31, 2009	$—

        Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. On January 1, 2010, our Level 3 securities consisted of one asset-backed security whose price was based solely on a single broker quote which was deemed to be obtained through unobservable inputs. This security was sold in October 2010.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

4.     Equipment and Leasehold Improvements

        The carrying value of equipment and leasehold improvements by classification was as follows:

	As of December 31,
	2010	2009
Software	$10,655	$8,976
Data processing equipment	3,295	3,063
Leasehold improvements	2,524	2,501
Other equipment	2,183	1,729
Furniture and fixtures	926	924
Automobiles	10	53

Total cost	19,593	17,246
Less accumulated depreciation and amortization	10,728	8,248

Equipment and leasehold improvements, net	$8,865	$8,998

        Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $2,526, $2,698 and $2,443, respectively.

5.     Employee Benefit Plans

The Safety Insurance 401(k) Retirement Plan

        The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the "Retirement Plan"). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan and is allowed to contribute on a pre-tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant's base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $2,201, $2,113 and $2,031 for the years ended December 31, 2010, 2009 and 2008, respectively.

Management Omnibus Incentive Plan

        Long-term incentive compensation is provided under the Company's 2002 Management Omnibus Incentive Plan ("the Incentive Plan") which provides for a variety of stock-based compensation awards, including nonqualified stock options ("NQSOs"), incentive stock options, stock appreciation rights and restricted stock ("RS") awards.

        On March 10, 2006, the Board approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes. A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. The maximum number of shares of common stock with

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At December 31, 2010, there were 813,484 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

        A summary of stock based awards granted under the Incentive Plan is as follows:

Type of Equity Awarded	Effective Date	Number of Awards Granted	Exercise Price(1) or Fair Value(2) per Share		Vesting Terms	Expiration Date
NQSOs	November 27, 2002	379,000	$12.00	(1)	5 years, 20% annually	November 27, 2012
NQSOs	February 20, 2003	99,000	$13.30	(1)	5 years, 20% annually	February 20, 2013
NQSOs	March 31, 2003	292,000	$13.03	(1)	3 years, 30%-30%-40%	March 31, 2013
NQSOs	August 21, 2003	10,000	$15.89	(1)	5 years, 20% annually	August 21, 2013
NQSOs	March 25, 2004	111,000	$18.50	(1)	5 years, 20% annually	March 25, 2014
RS	March 25, 2004	70,271	$18.50	(2)	3 years, 30%-30%-40%	N/A
NQSOs	August 30, 2004	10,000	$21.40	(1)	5 years, 20% annually	August 30, 2014
NQSOs	March 16, 2005	78,000	$35.23	(1)	5 years, 20% annually	March 16, 2015
RS	March 16, 2005	56,770	$35.23	(2)	3 years, 30%-30%-40%	N/A
RS	March 16, 2005	4,000	$35.23	(2)	No vesting period(3)	N/A
NQSOs	March 10, 2006	126,225	$42.85	(1)	5 years, 20% annually	March 10, 2016
RS	March 10, 2006	58,342	$42.85	(2)	3 years, 30%-30%-40%	N/A
RS	March 10, 2006	4,000	$42.85	(2)	No vesting period(3)	N/A
RS	February 26, 2007	65,760	$45.62	(2)	3 years, 30%-30%-40%	N/A
RS	February 26, 2007	4,000	$45.62	(2)	No vesting period(3)	N/A
RS	March 22, 2007	49,971	$38.78	(2)	5 years, 20% annually	N/A
RS	March 10, 2008	76,816	$35.80	(2)	3 years, 30%-30%-40%	N/A
RS	March 10, 2008	4,000	$35.80	(2)	No vesting period (3)	N/A
RS	March 20, 2008	45,779	$34.37	(2)	5 years, 20% annually	N/A
RS	March 9, 2009	95,953	$28.66	(2)	3 years, 30%-30%-40%	N/A
RS	March 9, 2009	4,000	$28.66	(2)	No vesting period (3)	N/A
RS	March 19, 2009	38,046	$33.24	(2)	5 years, 20% annually	N/A
RS	March 9, 2010	77,360	$38.78	(2)	3 years, 30%-30%-40%	N/A
RS	March 9, 2010	4,000	$38.78	(2)	No vesting period(3)	N/A
RS	March 23, 2010	25,590	$38.09	(2)	5 years, 20% annually	N/A

(1)
The exercise price of the options grant effective on November 27, 2002, is equal to the IPO price of the Company's stock on that same day. The exercise price of the remaining option grants is equal to the closing price of our common stock on the grant date.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

Stock Options

        The fair value of stock options used to compute both net income and earnings per share disclosures for the years ended December 31, 2010, 2009 and 2008 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,
	2010	2009	2008
Expected dividend yield	1.36% - 1.68%	1.36% - 2.16%	1.36% - 2.52%
Expected volatility	0.31 - 0.36	0.28 - 0.36	0.20 - 0.36
Risk-free interest rate	4.35% - 4.76%	3.23% - 4.76%	3.23% - 4.76%
Expected holding period	6.5 - 7 years	6.5 - 7 years	6.5 - 7 years

        Expected dividend yield is the Company's dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future. Expected volatility is based on historical volatility of the Company's common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option. The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option. The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term. There were no stock options granted during the twelve months ended December 31, 2010, 2009 and 2008.

        The following table summarizes stock option activity under the Incentive Plan.

	2010		2009		2008
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	215,337	$35.40	238,666	$33.66	334,588	$28.25
Exercised during the year	(64,334)	30.93	(22,329)	16.45	(95,722)	14.79
Forfeited during the year	—	—	(1,000)	42.85	(200)	18.50

Outstanding at end of year	151,003	37.30	215,337	35.40	238,666	33.66

Exercisable at end of year	127,058	$36.26	154,847	$33.11	120,631	$30.33

        At December 31, 2010, the aggregate intrinsic value of outstanding shares under option was $1,573 with a weighted average remaining contractual term of 4.7 years. At December 31, 2009, the aggregate intrinsic value of outstanding shares under option and exercisable was $971 with a weighted average remaining contractual term of 5.5 years. At December 31, 2008, the aggregate intrinsic value of outstanding shares under option and exercisable was $1,629 with a weighted average remaining contractual term of 6.3 years. Aggregate intrinsic value represents the total pretax intrinsic value, based upon the Company's closing year end stock price of $47.72, $36.23 and $38.06 for December 31, 2010, 2009 and 2008, respectively, which would have been received by the option holders had all option holders exercised their options as of those dates. The range of exercise prices on stock options outstanding under the Incentive Plan was $13.30 to $42.85 at December 31, 2010, and $12.00 to $42.85 at December 31, 2009 and 2008. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $1,080, $442 and $2,227, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        A summary of the status of non-vested options as of December 31, 2010 is presented below:

	Number of Shares	Weighted Average Grant Date Exercise Price
Non-vested at beginning of year	60,490	$41.26
Vested during the year	(36,545)	40.22

Non-vested at end of year	23,945	$42.85

        As of December 31, 2010, there was $65 of unrecognized compensation expense related to non-vested option awards that is expected to be recognized over a weighted average period of 0.2 years.

        Cash received from options exercised was $1,990, $367 and $1,416 for the years ended December 31, 2010, 2009, and 2008, respectively.

        As a result of adopting ASC 718, Compensation-Stock Compensation on January 1, 2006, the Company's net income for the twelve months ended December 31, 2010 was lowered by $240, net of income tax benefit of $129. The Company's net income for the twelve months ended December 31, 2009 was lowered by $336, net of income tax benefit of $181. The impact on basic and diluted EPS for the twelve months ended December 31, 2010 and 2009 was a reduction of $0.02 and $0.02 per share, respectively.

Restricted Stock

        Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company's common stock on the grant date and amortized ratably as expense over the requisite service period.

        The following table summarizes restricted stock activity under the Incentive Plan for the years ending December 31.

	2010		2009		2008
	Shares Under Restriction	Weighted Average Fair Value	Shares Under Restriction	Weighted Average Fair Value	Shares Under Restriction	Weighted Average Fair Value
Outstanding at beginning of year	298,834	$34.28	246,325	$38.77	186,751	$41.85
Granted during the year	106,950	38.61	137,999	29.92	126,595	35.28
Vested and unrestricted during the year	(104,283)	36.27	(84,852)	40.20	(67,021)	40.79
Forfeited during the year	—	—	(638)	36.57	—	—

Outstanding at end of year	301,501	$35.13	298,834	$34.28	246,325	$38.77

        As of December 31, 2010, there was $6,511 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years. The total fair value of the shares that were vested and unrestricted during the years ended December 31, 2010, 2009 and 2008 was $3,782, $3,412 and $2,733, respectively. For the years ended December 31, 2010, 2009 and 2008, the Company recorded compensation expense related to restricted stock of $2,617, $2,493 and $2,230, net of income tax benefits of $1,409, $1,342 and $1,201, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

6.     Commitments and Contingencies

Lease Commitments

        The Company has various non-cancelable long-term operating leases. The approximate minimum annual rental payments due under these lease agreements as of December 31, 2010 are as follows:

2011	$4,183
2012	4,451
2013	4,425
2014	4,362
2015 and after	17,919

Total minimum lease payments	$35,340

        Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense was $4,112, $4,113 and $3,962 for the years ended December 31, 2010, 2009 and 2008, respectively. All leases expire prior to 2019. The Company expects that in the normal course of business, leases that expire will be renewed.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        On January 14, 2010, the Company announced it had reached an agreement with the AG to change the way in which the Company calculated motorcycle premiums for certain types of coverage dating back to January 1, 2002. Under the terms of the settlement, the Company agreed to pay refunds to certain motorcycle policyholders. The Company has deposited $7,408 into a trust fund to be used to pay the amount of those refunds and has paid $330 to the Commonwealth of Massachusetts, which includes reimbursement of costs and expenses related to the implementation of the settlement by the AG. Of the total settlement to date, $7,547 was recorded as an increase to the Company's Underwriting, operating and other expenses for the year ended December 31, 2009 and $191 of additional refunds subsequently identified by the AG and deposited to the trust fund by the Company in July 2010 was recorded as Underwriting, operating and other expenses for the year ended December 31, 2010.

        The Company worked with the Attorney General's office to identify the policies on which refunds would be issued and the amount of refunds to be paid to each individual policyholder. During the quarter ended September 30, 2010, the Company first notified approximately 21 thousand policyholders of the amount of individual refunds offered and requested receipt of appropriate releases from them in order to access the trust fund to issue refund checks. As of March 3, 2011, a total of approximately $6,219 in refund checks has been issued to about 15 thousand policyholders. The final total of refunds paid may be more or less than currently estimated; however, in management's opinion, any future expenses related to the settlement will not have a material adverse effect upon the overall financial position of the Company.

7.     Debt

        On August 14, 2008, the Company entered into an Amended and Restated Revolving Credit Agreement (the "New Credit Agreement") with RBS Citizens, NA ("RBS Citizens"). The New Credit Agreement amended and restated the terms of the Company's existing Revolving Credit Agreement with RBS Citizens prior to its expiration date of August 17, 2008. The New Credit Agreement extends the maturity date to August 14, 2013 and provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000. Loans under the credit facility bear interest at the Company's option at either (i) the LIBOR rate plus 1.25% per annum or (ii) the higher of RBS Citizens prime rate or 0.5% above the federal funds rate plus 1.25% per annum. Interest only is payable prior to maturity.

        The Company's obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company's non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. Among other covenants, the credit facility restricts the Company's payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of the Company's prior year's net income, as determined in accordance with GAAP. Although the Company paid $27,098 in dividends to shareholders in 2010 which exceeded 50% of its prior year net income by $22, prior consent to pay the excess amount was obtained from RBS Citizens. As of December 31, 2010, the Company was in compliance with all other covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The Company had no amounts outstanding on its credit facility at December 31, 2010 and 2009. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at December 31, 2010 and 2009.

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

        The Company is subject to concentration of credit risk with respect to reinsurance ceded to CAR. At December 31, 2010 and 2009, respectively, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $39,513 and $54,812 and ceded unearned premiums of $8,908 and $10,212 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company's participation in CAR resulted in assumed net income of $4,241 and $6,299 for 2010 and 2009 and assumed net losses of $4,251 for the year ended December 31, 2008.

        CAR has been, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement has applied to the Company.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The effect of assumed and ceded premiums on net written and earned premiums and losses and LAE is as follows:

	Years Ended December 31,
	2010	2009	2008
Written Premiums
Direct	$604,957	$559,747	$573,509
Assumed	13,738	14,564	37,439
Ceded	(41,888)	(41,682)	(58,044)

Net written premiums	$576,807	$532,629	$552,904

Earned Premiums
Direct	$580,942	$555,020	$595,673
Assumed	14,134	26,552	46,125
Ceded	(43,126)	(49,603)	(65,242)

Net earned premiums	$551,950	$531,969	$576,556

Loss and LAE
Direct	$368,542	$357,269	$372,951
Assumed	4,712	13,241	38,548
Ceded	(12,406)	(24,209)	(41,676)

Net loss and LAE	$360,848	$346,301	$369,823

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

9.     Loss and Loss Adjustment Expense Reserves

        The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE as shown in the Company's consolidated financial statements for the years indicated:

	Years Ended December 31,
	2010	2009	2008
Reserves for losses and LAE, beginning of year	$439,706	$467,559	$477,720
Less reinsurance recoverable on unpaid losses and LAE	(64,874)	(76,489)	(84,290)

Net reserves for losses and LAE, beginning of year	374,832	391,070	393,430

Incurred losses and LAE, related to:
Current year	409,005	390,366	405,761
Prior years	(48,157)	(44,065)	(35,938)

Total incurred losses and LAE	360,848	346,301	369,823

Paid losses and LAE related to:
Current year	253,476	235,681	229,924
Prior years	130,960	126,858	142,259

Total paid losses and LAE	384,436	362,539	372,183

Net reserves for losses and LAE, end of year	351,244	374,832	391,070
Plus reinsurance recoverables on unpaid losses and LAE	53,147	64,874	76,489

Reserves for losses and LAE, end of year	$404,391	$439,706	$467,559

        At the end of each period, the reserves were re-estimated for all prior accident years. The Company's prior year reserves decreased by $48,157, $44,065, and $35,938 for the years ended December 31, 2010, 2009, and 2008, respectively. The decrease in prior year reserves during 2010 resulted from re-estimations of prior year ultimate loss and LAE liabilities and is primarily composed of reductions of $34,248 in our retained automobile reserves, $7,269 in our retained homeowners and retained all other reserves, and $5,572 in CAR assumed reserves. The decrease in prior year reserves during 2009 resulted from re-estimations of prior year ultimate loss and LAE liabilities and is primarily composed of reductions of $24,979 in the Company's retained automobile reserves, $11,551 in reserves assumed from CAR, and $6,103 in the Company's retained homeowners and all other reserves. The decrease in prior year reserves during 2008 resulted from re-estimations of prior years ultimate loss and LAE liabilities and is primarily composed of reductions of $21,752 in the Company's retained automobile reserves and $8,905 in reserves assumed from CAR.

        The Company's private passenger automobile line of business prior year reserves decreased by $31,944 for the year ended December 31, 2010. The decrease was primarily due to improved retained private passenger results of $24,326 for the accident years 2005 through 2009, and improved assumed CAR results for the private passenger automobile pool of $3,026 for accident years 2008 through 2009. The Company's private passenger automobile line of business prior year reserves decreased by $30,489 for the year ended December 31, 2009. The decrease was primarily due to improved retained private passenger results of $18,275 for the accident years 2004 through 2008, and improved assumed CAR results for the private passenger automobile pool of $8,596 for accident years 2005 through 2008. The improved retained private passenger results were primarily due to fewer incurred but not yet reported

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

claims than previously estimated and better than previously estimated severity on the Company's established bodily injury and property damage case reserves. The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee.

        Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

10.   Income Taxes

        A summary of the income tax expense in the Consolidated Statements of Income is shown below:

	Years Ended December 31,
	2010	2009	2008
Current Income Taxes:
Federal	$19,603	$23,243	$27,534
State	(5)	23	2

	19,598	23,266	27,536

Deferred Income Taxes:
Federal	3,020	(3,024)	315
State	—	—	—

	3,020	(3,024)	315

Total income tax expense	$22,618	$20,242	$27,851

        The income tax expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows:

	Years Ended December 31,
	2010	2009	2008
Federal income tax expense, at statutory rate	$27,636	$26,038	$34,338
Tax-exempt investment income, net	(5,169)	(6,023)	(6,723)
State taxes, net	(7)	20	2
Other, net	158	207	234

Total income tax expense	$22,618	$20,242	$27,851

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

        The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company's consolidated federal tax return group. Its components were as follows:

	Years Ended December 31,
	2010	2009
Deferred tax assets:
Discounting of loss reserves	$8,006	$8,890
Discounting of unearned premium reserve	21,517	19,883
Bad debt allowance	406	353
Employee benefits	5,999	5,571
State loss carryforwards	35	410
AG motorcycle policies settlement	486	2,641
Rent incentive	1,032	1,164
Other	—	1,670

Total deferred tax assets before valuation allowance	37,481	40,582
Valuation allowance for deferred tax assets	(35)	(2,079)

Total deferred tax assets, net of valuation allowance	37,446	38,503

Deferred tax liabilities:
Deferred acquisition costs	(18,488)	(16,765)
Investments	(560)	(502)
Net unrealized gains on investments	(11,831)	(10,159)
Depreciation	(359)	(354)
Software development costs	(1,787)	(1,549)
Premium acquisition expenses	(778)	(839)

Total deferred tax liabilities	(33,803)	(30,168)

Net deferred tax asset	$3,643	$8,335

        The Company believes, based upon consideration of objective and verifiable evidence, including its recent earnings history and its future expectations, that the Company's taxable income in future years will be sufficient to realize all federal deferred tax assets. A valuation allowance of $35 and $2,079 was established against state deferred tax assets at December 31, 2010 and 2009, respectively. This valuation allowance is based upon management's assessment that it is more likely than not that the Company will not be able to utilize these state deferred tax assets.

        The Company adopted the provisions of ASC 740, Income Taxes on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that the Company determine whether the benefits of its tax positions have a more likely than not chance of being sustained upon audit based upon the technical merits of the tax position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of ASC 740, the Company recognized no adjustment to its consolidated balance sheet or statement of operations. The Company believes that the positions taken on its income tax returns for open tax years will be

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

sustained upon examination by the IRS. Therefore, the Company has not recorded a liability under ASC 740.

        As of December 31, 2010, 2009, and 2008, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

        The Company records interest and penalties associated with audits as a component of Income before income taxes. Penalties are recorded in Underwriting, operating and other expenses, and interest expense is recorded in Interest expenses in the Consolidated Statement of Operations. The Company had no interest and penalties accrued as of December 31, 2010 and 2009.

        As of December 31, 2010, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2007. The Company is not currently under examination by the IRS. During the year 2009, the Massachusetts Department of Revenue concluded its review of the 2005 and 2006 tax periods. The resulting audit adjustments were immaterial to the Company's financial position.

11.   Share Repurchase Program

        On August 3, 2007, the Board approved a share repurchase program of up to $30,000 of the Company's outstanding common shares. On March 19, 2009, the Board increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company's outstanding common shares. On August 4, 2010, the Board again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of the Company's outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management's discretion. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. During the year ended December 31, 2010, the Company purchased 162,907 shares of its common shares on the open market under the program at a cost of $5,814. During the year ended December 31, 2009, the Company purchased 1,332,535 of its common shares on the open market under the program at a cost of $42,196. As of December 31, 2010 the Company had purchased 1,727,455 shares on the open market at a cost of $55,526. As of December 31, 2009, the Company had purchased 1,564,548 of its common shares on the open market under the program at a cost of $49,712.

12.   Statutory Net Income and Surplus

Statutory Accounting Practices

        The Company's insurance company subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Statutory net income of the Company's insurance company subsidiaries was $56,246, $51,640 and $75,144 for the years ended December 31, 2010, 2009 and 2008, respectively. Statutory capital and surplus of the Company's insurance subsidiaries was $582,432 and $556,575 at December 31, 2010 and 2009, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

Dividends

        The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the "Commissioner"). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2010, the statutory surplus of Safety Insurance was $582,432 and its net income for 2010 was $51,560. As a result, a maximum of $58,243 is available in 2011 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2010, Safety Insurance recorded dividends to Safety of $28,198.

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

  Level 2—Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

  Level 3—Valuations based on unobservable inputs.

        Fair values for the Company's fixed maturity securities are based on prices provided by its custodian bank and its investment manager. Both the Company's custodian bank and investment manager use a variety of independent, nationally recognized pricing services to determine market valuations. If the pricing service cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. A minimum of two quoted prices is obtained for the majority of available for sale fixed maturity securities in the Company's investment portfolio. The Company's custodian bank is its primary provider of quoted prices from third-party pricing services and broker-dealers. To provide reasonable assurance of the validity of each price or quote, a secondary

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

third-party pricing service or broker-dealer quote is obtained from the Company's investment manager. An examination of the pricing data is then performed for each security. If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from the Company's custodian bank is used in its financial statements for the security. If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, the Company obtains a quote from an alternative source, if possible, and documents and resolves any differences between the pricing sources. In addition, the Company may request that its investment manager and their traders provide input as to which vendor is providing prices that their traders believe are reflective of fair value for the security. Following this process, the Company may decide to value the security in its financial statements using the secondary or alternative source if it believes that pricing is more reflective of the security's value than the primary pricing provided by its custodian bank. The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

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

        The Company's Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets. The Company's Level 2 securities are comprised of our available fixed maturity securities whose fair value was determined using observable market inputs. Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs. Investments valued using these inputs include U.S. Treasury securities and obligations of U.S. Government agencies, obligations of international government agencies, obligations of states and political subdivisions, corporate securities, commercial and residential mortgage-backed securities, and other asset-backed securities. Inputs into the fair value application that are utilized by asset class include but are not limited to:

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

  •
  Residential mortgage-backed securities, U.S. agency pass-throughs, collateralized mortgage obligations ("CMOs"), non U.S. agency CMOs: estimates of prepayment speeds based upon historical prepayment rate trends, underlying collateral interest rates, original weighted average maturity, vintage year, borrower credit quality characteristics, interest rate and yield curve forecasts, U.S. government support programs, tax policies, and delinquency/default trends.

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

        All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.

        In order to ensure the fair value determination is representative of an exit price (consistent with ASC 820), the Company's procedures for validating quotes or prices obtained from third-parties include, but are not limited to, obtaining a minimum of two price quotes for each fixed maturity security if possible, as discussed above, the periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date, and the periodic review of reports provided by its investment manager regarding those securities with ratings changes and securities placed on its "Watch List." In addition, valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company's external investment manager, whose investment professionals are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price (consistent with ASC 820).

        The Company's entire available for sale portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2010. There were no significant changes to the valuation process during the year ended December 31, 2010. As of December 31, 2010 and December 31, 2009, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

        At December 31, 2010 and 2009 investments in fixed maturities and equity securities classified as available for sale had a fair value which equaled carrying value of $1,077,861 and $1,028,205, respectively. At December 31, 2010 and 2009 other invested assets had a carrying value at cost of $2,817 and $409, which approximates fair value. At December 31, 2010 and 2009, we held no short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximates fair value.

        At December 31, 2010 and 2009 the Company had no amounts outstanding on its secured credit facility.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share and share data)

14.   Quarterly Results of Operations

        An unaudited summary of the Company's 2010 and 2009 quarterly performance, and audited annual performance, is as follows:

	Year ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenue	$148,355	$151,398	$154,431	$158,535	$612,719
Net income	12,774	15,089	15,467	13,012	56,342
Earnings per weighted average common share:
Basic	0.85	1.00	1.03	0.86	3.74
Diluted	0.85	1.00	1.03	0.86	3.74
Cash dividends paid per common share	0.40	0.40	0.50	0.50	1.80

	Year ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenue	$149,542	$146,306	$148,329	$147,777	$591,954
Net income	11,844	15,015	17,024	10,269	54,152
Earnings per weighted average common share:
Basic	0.73	0.96	1.11	0.68	3.49
Diluted	0.73	0.96	1.11	0.68	3.48
Cash dividends paid per common share	0.40	0.40	0.40	0.40	1.60

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of Safety Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2010, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 and 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        The following disclosures relate to actions taken by the Board of Directors of the Company (the "Board"), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2011 on a Form 8-K.

  •
  On March 9, 2011, the Compensation Committee of the Board approved the 2010 annual executive cash bonus pool in the total amount of $1,648 pursuant to the Annual Performance Incentive Plan. Of the total pool, the following amounts were allocated to the Company's CEO and Named Executive Officers: David F. Brussard, $577; Daniel D. Loranger, $210; Edward N. Patrick, Jr., $185; William J. Begley, Jr., $176; George M. Murphy, $146.

  •
  On March 9, 2011, the Compensation Committee of the Board approved executive long-term incentive awards to certain members of senior management pursuant to our 2002 Management Omnibus Incentive Plan, as Amended. The long-term incentive awards were granted in a total amount of $3,250 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on March 9, 2011. The restricted stock vests in three annual installments of 30% on March 9, 2012, 30% on March 9, 2013, and 40% on March 9, 2014. Of the total award the following amounts were allocated to the Company's CEO and Named Executive Officers; David F. Brussard, $1,200 worth of restricted stock; Daniel D. Loranger, $250 worth of restricted stock; Edward N. Patrick, Jr., $250 worth of restricted stock; William J. Begley, Jr., $400 worth of restricted stock; George M. Murphy $425 worth of restricted stock. The form of restricted stock agreement that will be entered into is attached hereto as Exhibit 10.19.

  •
  Upon recommendation from the Compensation Committee, on March 9, 2011, the Board approved executive deferred compensation awards pursuant to the Executive Incentive Compensation Plan in the total amount of $973. Of the total award, the following amounts were allocated to the Company's CEO and Named Executive Officers: David F. Brussard, $335; Daniel D. Loranger, $125, Edward N. Patrick, Jr., $114; William J. Begley, Jr., $110; George M. Murphy, $86.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as a part of this report:

1.
Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2010 are contained herein as listed in the Index to Consolidated Financial Statements.

2.
Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules.

3.
Exhibits: The exhibits are contained herein as listed in the Index to Exhibits.

SAFETY INSURANCE GROUP, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Safety Insurance Group, Inc.

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2010

(Dollars in thousands)

	Cost or Amortized Cost	Estimated Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
Bonds:
U.S. government and government agencies and authorities	$325,165	$338,861	$338,861
States, municipalities and political subdivisions	436,083	445,190	445,190
Corporate bonds	269,106	279,186	279,186

Total fixed maturities	1,030,354	1,063,237	1,063,237

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	13,704	14,624	14,624

Total equity securities	13,704	14,624	14,624

Other long-term investments	2,817	2,817	2,817

Total investments	$1,046,875	$1,080,678	$1,080,678

 Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	December 31,
	2010	2009
Assets
Investments in consolidated affiliates	$654,408	$621,386
Other	75	46

Total assets	$654,483	$621,432

Liabilities
Accounts payable and other liabilities	$1,007	$997

Total liabilities	1,007	997

Shareholders' equity	653,476	620,435

Total liabilities and shareholders' equity	$654,483	$621,432

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Income and Comprehensive Income

Schedule II

(Dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Revenues, net of income taxes	$—	$—	$—
Expenses	1,270	1,335	1,496

Net loss	(1,270)	(1,335)	(1,496)
Earnings from consolidated affiliates	57,612	55,487	71,754

Consolidated net income	56,342	54,152	70,258
Other net comprehensive income (loss), net of taxes	3,106	25,394	(10,981)

Consolidated comprehensive net income	$59,448	$79,546	$59,277

 Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Consolidated net income	$56,342	$54,152	$70,258
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings in consolidated subsidiaries	(57,612)	(55,487)	(71,754)
Amortization	4,013	3,877	3,888
Changes in assets and liabilities:
Other assets	(29)	19	5,037
Accounts payable and accrued liabilities	10	(304)	366

Net cash provided by operating activities	2,724	2,257	7,795

Dividends received from consolidated subsidiaries	28,198	64,412	22,735

Net cash provided by investing activities	28,198	64,412	22,735

Proceeds from exercise of stock options	1,990	367	1,416
Dividends paid	(27,098)	(24,840)	(26,015)
Acquisition of treasury stock	(5,814)	(42,196)	(5,931)

Net cash used for financing activities	(30,922)	(66,669)	(30,530)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses, and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
Years Ended:
December 31, 2010	$52,824	$404,391	$306,053	$—	$551,950	$41,395	$360,848	$101,980	$70,843	$576,807
December 31, 2009	47,900	439,706	282,434	—	531,969	43,308	346,301	96,503	74,621	532,629
December 31, 2008	46,687	467,559	289,695	—	576,556	45,771	369,823	100,899	72,088	552,904

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

Total Premiums	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years ended:
December 31, 2010	$580,942	$43,126	$14,134	$551,950	2.6%
December 31, 2009	555,020	49,603	26,552	531,969	5.0
December 31, 2008	595,673	65,242	46,125	576,556	8.0

 Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
December 31, 2010
Allowance for Doubtful Accounts	$210	$1,231	$—	$1,079	$362
December 31, 2009
Allowance for Doubtful Accounts	110	1,274	—	1,174	210
December 31, 2008
Allowance for Doubtful Accounts	29	1,169	—	1,088	110

(1)
Deductions represent write-offs of accounts determined to be uncollectible

Safety Insurance Group, Inc.
Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

							Claims and Claims Adjustment Expenses Incurred Related to
		Reserves for Unpaid Claims and Claims Adjustment Expenses							Amortization of Deferred Policy Acquisition Costs
	Deferred Policy Acquisition Costs		Discount, if any, deducted in Column C							Paid Claims and Claims Adjustment Expenses
Affiliations With Registrant				Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Premiums Written
Consolidated Property & Casualty Subsidiaries
2010	$52,824	$404,391	$—	$306,053	$551,950	$41,395	$409,005	$(48,157)	$101,980	$384,436	$576,807
2009	47,900	439,706	—	282,434	531,969	43,308	390,366	(44,065)	96,503	362,539	532,629
2008	46,687	467,559	—	289,695	576,556	45,771	405,761	(35,938)	100,899	372,183	552,904

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2011.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ DAVID F. BRUSSARD David F. Brussard	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2011
/s/ WILLIAM J. BEGLEY, JR. William J. Begley, Jr.	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 14, 2011
/s/ A. RICHARD CAPUTO, JR. A. Richard Caputo, Jr.	Director	March 14, 2011
/s/ FREDERIC H. LINDEBERG Frederic H. Lindeberg	Director	March 14, 2011
/s/ PETER J. MANNING Peter J. Manning	Director	March 14, 2011
/s/ DAVID K. MCKOWN David K. McKown	Director	March 14, 2011

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.(1)
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.(1)
4	Form of Stock Certificate for the Common Stock(1)
10.1	Lease Agreement between Thomas Black Corporation and Aman, Inc. for the lease of office space located on the 1st through 6th, 11th and 12th floors of 20 Custom House Street, Boston, Massachusetts, dated June 11, 1987, and as amended on October 11, 1988, September 14, 1989, September 19, 1990, February 23, 1994, December 20, 1996, June 24, 2002, July 26, 2004 and April 5, 2007(2)
10.2	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001(1)
10.3	2001 Restricted Stock Plan(1)(4)
10.4	Executive Incentive Compensation Plan(1)(4)
10.5	2002 Management Omnibus Incentive Plan, as Amended(7)
10.6	Reinsurance Terms Sheet between Safety Insurance Company and Swiss Re America Corporation, effective January 1, 2002(1)
10.7	Excess Catastrophe Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2002(1)
10.8	Property Risk Excess of Loss Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2002(1)
10.9	Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective July 1, 2003(1)
10.10	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David F. Brussard, as of December 31, 2008(3)(4)(11)
10.11	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and William J. Begley, Jr., as of December 31, 2008(3)(4)(11)
10.12	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Edward N. Patrick, Jr., as of December 31, 2008(3)(4)(11)
10.13	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Daniel D. Loranger, as of December 31, 2008(3)(4)(11)
10.14	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Robert J. Kerton, as of December 31, 2008(3)(4)(13)
10.15	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David E. Krupa, as of December 31, 2008(3)(4)(11)
10.16	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(4)(5)(12)
10.17	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(4)(5)(12)
10.18	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(4)(5)(12)
10.19	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(4)(5)
10.20	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(4)(5)
10.21	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.22	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.23	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.24	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and James D. Berry, as of December 31, 2008(4)(6)(13)
10.25	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy, as of December 31, 2008(4)(6)(13)
10.26	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2006(7)
10.27	Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2006(7)
10.28	Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)

Exhibit Number	Description
10.29	Addendum No. 1 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.30	Property Catastrophe Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.31	Umbrella Liability Quota Share Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.32	Addendum No. 1 to Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective April 1, 2006(7)
10.33	Annual Performance Incentive Plan(4)(7)
10.34	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., effective January 1, 2007(8)
10.35	Addendum No. 1 to Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., adding Safety Property and Casualty Insurance Company as a named reinsured company, effective January 1, 2007(8)
10.36	Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., effective January 1, 2007(8)
10.37	Addendum No. 1 to Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., adding Safety Property and Casualty Insurance Company as a named reinsured company, effective January 1, 2007(8)
10.38	Property Catastrophe Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Reinsurance America Corporation, effective January 1, 2007(8)
10.39	Addendum No. 2 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Reinsurance America Corporation, effective January 1, 2007(8)
10.40	Addendum No. 2 to Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and The Hartford Steam Boiler Inspection and Insurance Company, effective January 1, 2007(8)
10.41	Addendum No. 1 to Umbrella Liability Quota Share Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, adding Safety Property and Casualty Insurance Company as a named reinsured company, effective September 1, 2007(9)
10.42	Addendum No. 3 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, adding Safety Property and Casualty Insurance Company as a named reinsured company, effective September 1, 2007(9)
10.43	Amended and Restated Revolving Credit Agreement with RBS Citizens(10)
10.44	Amendment to Annual Performance Incentive Plan(4)(11)
10.45	Amendment to Management Omnibus Incentive Plan dated December 31, 2008(4)(11)
10.46	Service Line for Homeowners Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company and The Hartford Steam Boiler Inspection and Insurance Company, effective August 1, 2010(14)
10.47	Equipment Breakdown for Homeowners Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective August 1, 2010(14)
10.48	Amendment to Management Omnibus Incentive Plan dated August 4, 2010(4)(15)
21	Subsidiaries of Safety Insurance Group, Inc.(9)
23	Consent of PricewaterhouseCoopers LLP(15)
24	Power of Attorney(1)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)

Exhibit Number	Description
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)

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

(14)
Incorporated herein by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2010, as filed on August 6, 2010.

(15)
Included herein.