Form 10-Q
period 2011-03-31
SAFETY INSURANCE GROUP INC
filed 2011-05-09
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 5, 2011, there were 15,182,962 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $994,137 and $1,030,354)	$1,023,661	$1,063,237
Equity securities, at fair value (cost: $14,902 and $13,704)	16,398	14,624
Other invested assets, at cost, which approximates fair value	3,348	2,817
Total investments	1,043,407	1,080,678
Cash and cash equivalents	55,428	40,291
Accounts receivable, net of allowance for doubtful accounts	146,878	145,726
Receivable for securities sold	7,539	—
Accrued investment income	8,985	9,471
Taxes recoverable	8,949	5,061
Receivable from reinsurers related to paid loss and loss adjustment expenses	4,306	4,579
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	52,168	53,147
Ceded unearned premiums	12,478	12,461
Deferred policy acquisition costs	54,598	52,824
Deferred income taxes	4,595	3,643
Equity and deposits in pools	13,591	19,971
Other assets	13,252	11,600
Total assets	$1,426,174	$1,439,452

Liabilities
Loss and loss adjustment expense reserves	$396,732	$404,391
Unearned premium reserves	318,944	306,053
Accounts payable and accrued liabilities	38,075	54,239
Payable to reinsurers	4,594	5,571
Other liabilities	25,275	15,722
Total liabilities	783,620	785,976

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,908,517 and 16,795,504 shares issued	169	168
Additional paid-in capital	153,700	151,317
Accumulated other comprehensive income, net of taxes	20,162	21,972
Retained earnings	524,049	535,545
Treasury stock, at cost; 1,727,455 shares	(55,526)	(55,526)
Total shareholders’ equity	642,554	653,476
Total liabilities and shareholders’ equity	$1,426,174	$1,439,452

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Net earned premiums	$144,646	$133,157
Net investment income	10,165	10,792
Net realized (losses) gains on investments	(419)	110
Finance and other service income	4,405	4,296
Total revenue	158,797	148,355

Losses and loss adjustment expenses	121,630	88,674
Underwriting, operating and related expenses	42,629	41,868
Interest expense	22	22
Total expenses	164,281	130,564

(Loss) income before income taxes	(5,484)	17,791
Income tax (benefit) expense	(1,530)	5,017
Net (loss) income	$(3,954)	$12,774

(Loss) earnings per weighted average common share:
Basic	$(0.26)	$0.85
Diluted	$(0.26)	$0.85

Cash dividends paid per common share	$0.50	$0.40

Number of shares used in computing (loss) earnings per share:
Basic	15,100,293	15,085,096
Diluted	15,100,293	15,102,105

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2009	$166	$144,814	$18,866	$506,301	$(49,712)	$620,435
Net income, January 1 to March 31, 2010				12,774		12,774
Other comprehensive income, net of deferred federal income taxes			4,382			4,382
Exercise of options, net of federal income taxes		185				185
Unearned compensation on restricted stock, net of deferred federal income taxes	1	1,109				1,110
Dividends paid				(6,024)		(6,024)
Balance at March 31, 2010	$167	$146,108	$23,248	$513,051	$(49,712)	$632,862

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2010	$168	$151,317	$21,972	$535,545	$(55,526)	$653,476
Net loss, January 1 to March 31, 2011				(3,954)		(3,954)
Other comprehensive loss, net of deferred federal income taxes			(1,810)			(1,810)
Exercise of options, net of federal income taxes		736				736
Unearned compensation on restricted stock, net of deferred federal income taxes	1	1,647				1,648
Dividends paid				(7,542)		(7,542)
Balance at March 31, 2011	$169	$153,700	$20,162	$524,049	$(55,526)	$642,554

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Net (loss) income	$(3,954)	$12,774

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains during the period, net of tax (benefit) expense of ($1,121) and $2,398	(2,082)	4,453
Reclassification adjustment for losses (gains) included in net income, net of tax benefit (expense) of $147 and ($39)	272	(71)

Unrealized (losses) gains on securities available for sale	(1,810)	4,382

Comprehensive (loss) income	$(5,764)	$17,156

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(3,954)	$12,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	3,167	3,104
Provision for deferred income taxes	22	178
Gains on sale of fixed assets	—	(4)
Net realized losses (gains) on investments	419	(110)
Changes in assets and liabilities:
Accounts receivable	(1,152)	(3,937)
Accrued investment income	486	125
Receivable from reinsurers	1,252	3,664
Ceded unearned premiums	(17)	313
Deferred policy acquisition costs	(1,774)	(2,168)
Other assets	1,349	(1,460)
Loss and loss adjustment expense reserves	(7,659)	(9,266)
Unearned premium reserves	12,891	13,618
Accounts payable and accrued liabilities	(16,163)	(24,462)
Payable to reinsurers	(977)	394
Other liabilities	9,553	(1,467)
Net cash used for operating activities	(2,557)	(8,704)

Cash flows from investing activities:
Fixed maturities purchased	(22,472)	(97,256)
Equity securities purchased	(4,207)	(3,239)
Other invested assets purchased	(560)	—
Proceeds from sales and paydowns of fixed maturities	48,190	45,452
Proceeds from maturities, redemptions and calls of fixed maturities	1,257	33,612
Proceed from sales of equity securities	3,082	800
Proceeds from sales of other invested assets	29	23
Fixed assets purchased	(749)	(146)
Proceeds from sales of fixed assets	—	4
Net cash provided by (used for) investing activities	24,570	(20,750)

Cash flows from financing activities:
Proceeds from stock options exercised	685	50
Excess tax benefits from stock options exercised	(19)	18
Dividends paid to shareholders	(7,542)	(6,024)
Net cash used for financing activities	(6,876)	(5,956)

Net increase (decrease) in cash and cash equivalents	15,137	(35,410)
Cash and cash equivalents at beginning of year	40,291	74,470
Cash and cash equivalents at end of period	$55,428	$39,060

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

The financial information as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods. These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2011.

The Company is a leading provider of personal lines property and casualty insurance focused primarily on the Massachusetts market.  The Company’s principal product line is private passenger automobile insurance, which accounted for 68.7% of its direct written premiums in 2010.  The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company (together referred to as the “Insurance Subsidiaries”).

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance business in New Hampshire during 2008 and began writing New Hampshire personal umbrella business during 2009.  For the three months ended March 31, 2011 and 2010, the Company wrote $973 and $441, respectively, in direct written premiums in New Hampshire.

2.  Recent Accounting Pronouncements

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes principles and requirements for subsequent events.  ASC 855 was effective for interim and annual financial periods ending after June 15, 2009, and was applied prospectively.  In February 2010, the FASB issued updated guidance which amended the subsequent events disclosure requirements to eliminate the requirement for SEC filers to disclose the date through which it has evaluated subsequent events, clarify the period through which conduit bond obligors must evaluate subsequent events and refine the scope of the disclosure requirements for reissued financial statements.  The updated guidance was effective upon issuance.  The adoption of the guidance had no impact on the Company’s consolidated financial condition or results of operations.

In January 2010, the FASB issued ASC Update No. 2010-06 (Topic 820), Improving Disclosures about Fair Value Measurements, which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The Company adopted this guidance effective for quarter ended March 31, 2010, except for the new disclosures in the Level 3 reconciliation. The Level 3 disclosures are effective for periods ending after December 15, 2010 and were implemented for year-end December 31, 2010.  The adoption of the guidance had no impact on the Company’s consolidated financial condition or results of operations.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

In October 2010, the FASB issued updated guidance to address diversity in practice for the accounting of costs associated with acquiring or renewing insurance contracts.  This guidance modifies the definition of acquisition costs to specify that a cost be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred.  The guidance also specifies that advertising costs only should be included as deferred acquisition costs if the direct-response advertising accounting criteria are met.  The new guidance is effective for reporting periods beginning after December 15, 2011 and should be applied prospectively, with retrospective application permitted.  The Company is in the process of evaluating the impact of adoption on its consolidated financial conditions and results of operations.

3.  (Loss) Earnings per Weighted Average Common Share

Basic (loss) earnings  per weighted average common share (“EPS”) is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period including unvested restricted shares which are considered participating securities.  Diluted (loss) earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  At March 31, 2011 and 2010, the Company’s potentially dilutive instruments were common shares under options of 133,194 and 212,375, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2011	2010
Net (loss) income as reported	$(3,954)	$12,774
Less dividends:
Distributed to common shareholders	7,403	5,912
Distributed to participating security holders	139	112
Total undistributed earnings	$(11,496)	$6,750

Undistributed earnings to common shareholders	$(11,288)	$6,626
Undistributed earnings to participating security holders	$(208)	$124

Net (loss) income available to common shareholders for basic and diluted earnings per share	$(3,954)	$12,774

Weighted average number of common shares outstanding	14,827,668	14,809,087
Common equivalent shares - restricted stock	272,625	276,009
Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,100,293	15,085,096
Common equivalent shares - stock options	—	17,009
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,100,293	15,102,105

Basic (loss) earnings per share	$(0.26)	$0.85
Diluted (loss) earnings per share	$(0.26)	$0.85

For the three months ended March 31, 2011, all 133,194 common shares under options were not included in the computation of EPS because their inclusion would be anti-dilutive.  For the three months ended March 31, 2010, there were 119,725 anti-dilutive common shares under options not included in the computation of EPS because their exercise prices were greater than the average market price of common stock for the period.

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

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan.  At March 31, 2011, there were 718,280 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

A summary of stock based awards granted under the Incentive Plan during the three months ended March 31, 2011 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS	March 9, 2011	68,637	$47.35	3 years, 30%-30%-40%
RS	March 9, 2011	4,000	$47.35	No vesting period (2)
RS	March 23, 2011	22,567	$44.94	5 years, 20% annually

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

Stock Options

The fair value of stock options used to compute net income and EPS for the three months ended March 31, 2011 and 2010 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2011	2010
Expected dividend yield	1.68%	1.36% - 1.68%
Expected volatility	0.36	0.31 - 0.36
Risk-free interest rate	4.76%	4.35% - 4.76%
Expected holding period	6.5 years	6.5 - 7 years

Expected dividend yield is the Company’s dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future.  Expected volatility is based on historical volatility of the Company’s common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option.  The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option.  The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term.  There were no stock options granted during the three months ended March 31, 2011 and 2010.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes stock option activity under the Incentive Plan for the three months ended March 31, 2011.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	151,003	$37.30
Exercised	(17,809)	$38.45
Outstanding at end of period	133,194	$37.15	4.4 years	$1,194
Exercisable at end of period	133,194	$37.15	4.4 years	$1,194

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $46.11 on March 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.  The range of exercise prices on stock options outstanding under the Incentive Plan was $13.30 to $42.85 at March 31, 2011 and $12.00 to $42.85 at March 31, 2010.  The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $136 and $62, respectively.

A summary of the status of non-vested options as of March 31, 2011 is presented below.

		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Non-vested at beginning of year	23,945	$42.85
Vested	(23,945)	$42.85
Non-vested at end of period	—

As of March 31, 2011, all compensation expense related to non-vested option awards had been recognized.  Cash received from options exercised was $685 and $50 for the three months ended March 31, 2011, and 2010, respectively.

Restricted Stock

Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as expense over the requisite service period.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes restricted stock activity under the Incentive Plan during the three months ended March 31, 2011.

	Shares	Weighted
	Under	Average
	Restriction	Fair Value
Outstanding at beginning of the year	301,501	$35.13
Granted	95,204	$46.78
Vested and unrestricted	(114,009)	$34.67
Outstanding at end of period	282,696	$39.24

As of March 31, 2011, there was $9,782 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2011 and 2010 was $3,953 and $3,782, respectively.  For the three months ended March 31, 2011 and 2010, the Company recorded compensation expense related to restricted stock of $768 and $681, net of income tax benefits of $414 and $367, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities and equity securities, including interests in mutual funds, were as follows for the periods indicated:

	As of March 31, 2011
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$85,773	$224	$(1,973)	$—	$84,024
Obligations of states and political subdivisions	407,030	10,587	(2,447)	—	415,170
Residential mortgage-backed securities (1)	222,527	14,394	(26)	—	236,895
Commercial mortgage-backed securities	57,073	1,907	(1)	—	58,979
Other asset-backed securities	14,998	678	—	—	15,676
Corporate and other securities	206,736	7,277	(1,096)		212,917
Subtotal, fixed maturity securities	994,137	35,067	(5,543)	—	1,023,661
Equity securities (2)	14,902	1,499	(3)	—	16,398
Other invested assets	3,348	—	—	—	3,348
Totals	$1,012,387	$36,566	$(5,546)	$—	$1,043,407

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2010
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$87,830	$280	$(1,841)	$—	$86,269
Obligations of states and political subdivisions	436,082	12,014	(2,906)	—	445,190
Residential mortgage-backed securities (1)	237,405	15,295	(39)	—	252,661
Commercial mortgage-backed securities	61,259	2,332	—	—	63,591
Other asset-backed securities	16,543	862	—	—	17,405
Corporate and other securities	191,235	7,769	(883)	—	198,121
Subtotal, fixed maturity securities	1,030,354	38,552	(5,669)	—	1,063,237
Equity securities (2)	13,704	920	—	—	14,624
Other invested assets	2,817	—	—	—	2,817
Totals	$1,046,875	$39,472	$(5,669)	$—	$1,080,678

(1)  Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations and mortgage-backed securities guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).  The total of these fixed maturity securities was $222,514 and $237,335 at amortized cost and $236,882 and $252,592 at fair value as of March 31, 2011 and December 31, 2010, respectively.

(2)  Equity securities includes interests in mutual funds of $12,407 and $11,210  at cost and $13,032 and $11,699 at fair value as of March  31, 2011 and December 31, 2010, respectively, held to fund the Company’s executive deferred compensation plan.

(3)  The Company’s investment portfolio included 84 and 80 securities in an unrealized loss position at March 31, 2011 and December 31, 2010, respectively.

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

	As of March 31, 2011
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$98,906	$99,635
Due after one year through five years	271,767	279,878
Due after five years through ten years	231,374	235,274
Due after ten years through twenty years	88,587	88,414
Due after twenty years	8,905	8,909
Asset-backed securities	294,598	311,551
Totals	$994,137	$1,023,661

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The gross realized (losses) gains on sales of fixed maturity and equity securities were as follows for the periods indicated.

	Three Months Ended March 31,
	2011	2010
Gross realized gains
Fixed maturity securities	$323	$242
Equity securities	71	—
Gross realized losses
Fixed maturity securities	(813)	(132)
Net realized (losses) gains on investments	$(419)	$110

Proceeds from maturities, redemptions and calls of fixed maturity securities were $1,257 and $33,612 for the three months ended March 31, 2011 and 2010, respectively.

In the normal course of business, the Company enters into transactions involving various types of financial instruments, including investments in fixed maturities and equity securities.  Investment transactions have credit exposure to the extent that a counter party may default on an obligation to the Company.  Credit risk is a consequence of carrying, trading, and investing in securities.  To manage credit risk, the Company focuses on higher quality fixed income securities, reviews the credit strength of all companies in which it invests, limits its exposure in any one investment, and monitors the portfolio quality, taking into account credit ratings assigned by recognized statistical rating organizations.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following tables as of March 31, 2011 and December 31, 2010 illustrate the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also illustrate the length of time that the securities have been in a continuous unrealized loss position.

	As of March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$36,190	$1,973	$—	$—	$36,190	$1,973
Obligations of states and political subdivisions	85,451	2,062	6,095	385	91,546	2,447
Residential mortgage-backed securities	1,221	19	266	7	1,487	26
Commercial mortgage-backed securities	2,480	1	—	—	2,480	1
Corporate and other securities	37,033	1,096	—	—	37,033	1,096
Subtotal fixed maturity securities	162,375	5,151	6,361	392	168,736	5,543
Equity securities	441	3	—	—	441	3
Total temporarily impaired securities	$162,816	$5,154	$6,361	$392	$169,177	$5,546

	As of December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$38,318	$1,841	$—	$—	$38,318	$1,841
Obligations of states and political subdivisions	109,883	2,490	7,325	416	117,208	2,906
Residential mortgage-backed securities	1,312	31	298	8	1,610	39
Corporate and other securities	27,736	883	—	—	27,736	883
Total temporarily impaired securities	$177,249	$5,245	$7,623	$424	$184,872	$5,669

As of March 31, 2011, the Company held insured investment securities of approximately $226,111 which represented approximately 21.7% of the Company’s total investment portfolio.  Approximately $66,254 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows the Company’s insured investment securities that are backed by financial guarantors including pre-refunded securities as of March 31, 2011.  The Company does not have any direct investment holdings in a financial guarantee insurance company.

	As of March 31, 2011
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$31,931	$15,423	$16,508
Financial Guaranty Insurance Company	266	266	—
Assured Guaranty Municipal Corporation	89,027	34,734	54,293
National Public Finance Guaranty Corporation	100,921	15,831	85,090
Total municipal bonds	222,145	66,254	155,891
Other asset-backed securities
Ambac Assurance Corporation	3,966	—	3,966
Total other asset-backed securities	3,966	—	3,966
Total	$226,111	$66,254	$159,857

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table shows the Company’s insured investments by Moody’s rating where it is available both with and without the impact of the insurance guarantee as of March 31, 2011.

	As of March 31, 2011
	Rating	Rating
	With	Without
Rating	Insurance	Insurance
Aaa	$3,831	$3,831
Aa1	28,837	28,837
Aa2	64,920	64,920
Aa3	75,836	66,950
A1	11,851	11,851
A2	10,903	16,660
A3	7,359	10,488
Baa1	266	266
Baa2	3,966	3,966
Total	$207,769	$207,769

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

The unrealized losses in the Company’s fixed income and equity portfolio as of March 31, 2011 were reviewed for potential other- than-temporary asset impairments.  The Company held no securities at March 31, 2011 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at March 31, 2011 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

During the three months ended March 31, 2011 and 2010, there was no significant deterioration in the credit quality of any of the Company’s holdings and no OTTI charges were recorded related to the Company’s portfolio of investment securities.  At March 31, 2011 and December 31, 2010, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2011	2010
Interest and dividends on fixed maturities	$10,398	$11,064
Dividends on equity securities	43	42
Interest on other invested assets	45	3
Interest on cash and cash equivalents	11	16
Total investment income	10,497	11,125
Investment expenses	332	333
Net investment income	$10,165	$10,792

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

Fair values for the Company’s fixed maturity securities are based on prices provided by its custodian bank and its investment manager.  Both the Company’s custodian bank and investment manager use a variety of independent, nationally recognized pricing services to determine market valuations.  If the pricing service cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers.  A minimum of two quoted prices is obtained for the majority of our available for sale fixed maturity securities in the Company’s investment portfolio.  The Company’s custodian bank is its primary provider of quoted prices from third-party pricing services and broker-dealers.  To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from the Company’s investment manager.  An examination of the pricing data is then performed for each security.  If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from the Company’s custodian bank is used in its financial statements for the security.  If the variance between the primary and secondary price quotes

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

exceeds an accepted tolerance level, the Company obtains a quote from an alternative source, if possible, and documents and resolves any differences between the pricing sources.  In addition, the Company may request that its investment manager and its traders provide input as to which vendor is providing prices that its traders believe are reflective of fair value for the security. Following this process, the Company may decide to value the security in its financial statements using the secondary or alternative source if it believes that pricing is more reflective of the security’s value than the primary pricing provided by its custodian bank.  The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs.  Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

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

The Company’s Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets.  The Company’s Level 2 securities are comprised of our available for sale fixed maturity securities whose fair value was determined using observable market inputs.  Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs. Investments valued using these inputs include U.S. Treasury securities and obligations of U.S. Government agencies, obligations of international government agencies, obligations of states and political subdivisions, corporate securities, commercial and residential mortgage-backed securities, and other asset-backed securities.  Inputs into the fair value application that are utilized by asset class include but are not limited to:

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

In order to ensure the fair value determination is representative of an exit price (consistent with ASC 820), the Company’s procedures for validating quotes or prices obtained from third-parties include, but are not limited to, obtaining a minimum of two price quotes for each fixed maturity security if possible, as discussed above, the periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date, and the periodic review of reports provided by its investment manager regarding those securities with ratings changes and securities placed on its “Watch List.” In addition, valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company’s external investment manager, whose investment professionals are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price (consistent with ASC 820).

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The Company’s entire available for sale portfolio was priced based upon quoted market prices or other observable inputs as of March 31, 2011.  There were no significant changes to the valuation process during the three months ending March 31, 2011.  As of March 31, 2011 and December 31, 2010, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

The following tables summarize our total fair value measurements for available for sale investments for the periods indicated.

	As of March 31, 2011
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$84,024	$—	$84,024	$—
Obligations of states and political subdivisions	415,170	—	415,170	—
Residential mortgage-backed securities	236,895	—	236,895	—
Commercial mortgage-backed securities	58,979	—	58,979	—
Other asset-backed securities	15,676	—	15,676	—
Corporate and other securities	212,917	—	212,917	—
Equity securities	16,398	16,398	—	—
Totals	$1,040,059	$16,398	$1,023,661	$—

	As of December 31, 2010
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$86,269	$—	$86,269	$—
Obligations of states and political subdivisions	445,190	—	445,190	—
Residential mortgage-backed securities	252,661	—	252,661	—
Commercial mortgage-backed securities	63,591	—	63,591	—
Other asset-backed securities	17,405	—	17,405	—
Corporate and other securities	198,121	—	198,121	—
Equity securities	14,624	14,624	—	—
Totals	$1,077,861	$14,624	$1,063,237	$—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2011.

The following table summarizes the changes in the Company’s Level 3 fair value measurements for the periods indicated.

	Three Months Ended March 31,
	2011	2010
	Level 3	Level 3
	Fair Value	Fair Value
	Securities	Securities
Balance at January 1	$—	$2,504
Net gains and losses included in earnings	—	—
Net gains included in other comprehensive income	—	2
Purchases and sales	—	—
Transfers in (out) of Level 3	—	—
Balance at March 31	$—	$2,506
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at March 31	$—	$—

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the three months ended March 31, 2011 and 2010.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

6.   Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Three Months Ended March 31,
	2011	2010
Reserves for losses and LAE at beginning of year	$404,391	$439,706
Less reinsurance recoverable on unpaid losses and LAE	(53,147)	(64,874)
Net reserves for losses and LAE at beginning of year	351,244	374,832
Incurred losses and LAE, related to:
Current year	131,292	101,214
Prior years	(9,662)	(12,540)
Total incurred losses and LAE	121,630	88,674
Paid losses and LAE related to:
Current year	64,824	43,083
Prior years	63,486	50,617
Total paid losses and LAE	128,310	93,700
Net reserves for losses and LAE at end of period	344,564	369,806
Plus reinsurance recoverables on unpaid losses and LAE	52,168	60,634
Reserves for losses and LAE at end of period	$396,732	$430,440

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $9,662 and $12,540 for the three months ended March 31, 2011 and 2010, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decrease in prior years reserves during the 2011 period is primarily composed of reductions of $7,298 in the Company’s retained automobile reserves and $1,250 in the Company’s retained homeowners reserves.  The decrease in prior year reserves during the 2010 period is primarily composed of reductions of $8,832 in the Company’s retained automobile reserves, $1,879 in the Company’s retained homeowners reserves, and $1,391 in reserves assumed from Commonwealth Automobile Reinsurers (“CAR”).

The Company’s private passenger automobile line of business prior year reserves decreased by $6,292 for the three months ended March 31, 2011.  The decrease was primarily due to improved retained private passenger results of $5,121 for accident years 2006 through 2009.  The Company’s private passenger automobile line of business prior year reserves decreased by $8,497 for the three months ended March 31, 2010.  The decrease was primarily due to improved retained private passenger results of $7,190 for accident years 2005 through 2009, and improved assumed CAR results for the private passenger automobile pool of $898 for accident years 2007 through 2009.  The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.  The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  Among other covenants, the credit facility restricts the Company’s payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of the Company’s prior year’s net income, as determined in accordance with GAAP.  As of March 31, 2011, the Company was in compliance with all such covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at March 31, 2011 and December 31, 2010.  The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at March 31, 2011 and 2010.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

9. Income Taxes

Federal income tax expense for the three months ended March 31, 2011 and 2010 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded a liability under ASC 740, Income Taxes.

During the three months ended March 31, 2011, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of March 31, 2011 and December 31, 2010, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2006.  The Company is not currently under examination by the IRS.

10. Share Repurchase Program

On August 3, 2007, the Board approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  On March 19, 2009, the Board increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company’s outstanding common shares.  On August 4, 2010, the Board again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of the Company’s outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

No share purchases were made by the Company under the program during the quarters ended March 31, 2011 and March 31, 2010.  As of March 31, 2011 and December 31, 2010, the Company had purchased 1,727,455 shares on the open market at a cost of $55,526.

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

We are a leading provider of private passenger automobile insurance in Massachusetts.  In addition to private passenger automobile insurance (which represented 68.7% of our direct written premiums in 2010), we offer a portfolio of other insurance products, including commercial automobile (10.4% of 2010 direct written premiums), homeowners (16.8% of 2010 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 4.1% of 2010 direct written premiums).  Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 783 in 939 locations throughout Massachusetts and New Hampshire during 2010. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.4% and 10.7% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2010, according to the Commonwealth Automobile Reinsurers (“CAR”) Cession Volume Analysis Report of March 3, 2011, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this report as automobile exposures.

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance business in New Hampshire during 2008 and personal umbrella business during 2009.  During the three months ended March 31, 2011 and 2010, we wrote $973 and $441, respectively, in direct written premiums in New Hampshire.

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

On July 16, 2007, the Commissioner issued two decisions that significantly changed how private passenger automobile insurance was regulated in Massachusetts.  In the first decision, the Commissioner approved and set a time table for the implementation of new CAR rules pursuant to which the reinsurance program run by CAR was replaced with an assigned risk plan, the Massachusetts Automobile Insurance Plan (“MAIP”).  Under these new rules, as of April 1, 2009 we are no longer assigned ERPs and instead, we are assigned individual policies by CAR.  The MAIP began with business effective on or after April 1, 2008 for new business and those risks that had 10 or more Safe Driver Points.  Beginning April 1, 2009, all business was eligible for MAIP except those risks that have no violations or accidents in the preceding three year period (so called “Clean in three” risks).  The last policy effective date on which any risk could be ceded to CAR was March 31, 2009.

In the second decision referenced above, the Commissioner announced that the Commissioner would not fix and establish the maximum premium rates that can be charged for private passenger automobile insurance policies issued or renewed after April 1, 2008.  In a letter accompanying the decision, the Commissioner stated that in place of the “fixed and established” system, the Commissioner would institute a system that introduces competitive pricing to the Massachusetts private passenger automobile insurance market, which the Commissioner described as “managed competition” (“Managed Competition”).  On October 5, 2007, the Commissioner issued regulation that describes the technical details of Managed Competition.

The Commissioner has also issued a number of bulletins addressing issues related to the implementation of Managed Competition.

On May 27, 2010, the Massachusetts Office of the Attorney General (the “AG”) issued proposed regulations that would have applied to the sale, marketing, claims processing, rating, and underwriting of private passenger automobile insurance offered or provided in the Commonwealth of Massachusetts.  The proposed regulations described various acts by insurers and insurance producers which would be considered to be unfair trade practices under Massachusetts’ unfair trade practices act.  The AG held two public hearings on the proposed regulations in June 2010.  In April 2011, the AG announced that although she continues to believe that additional consumer protections are necessary regarding automobile insurance, the proposed regulations will not be promulgated as proposed.  No other regulations have been proposed at this time.

CAR runs a reinsurance pool for commercial automobile policies and, beginning January 1, 2006, CAR implemented a Limited Servicing Carrier Program (“LSC”) for ceded commercial automobile policies.  CAR approved Safety Insurance and five other servicing carriers through a Request for Proposal to process ceded commercial automobile business, which was spread equitably among the six servicing carriers.  In 2010 CAR reduced the number of servicing carriers to four, and CAR has approved Safety Insurance and three other servicing carriers effective July 1, 2011 to continue the program.  Subject to the Commissioner’s review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR’s rate level.  This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company’s commercial automobile voluntary market share.

CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the “Taxi/Limo Program”).  On April 25, 2007, Safety Insurance submitted through a Request for Proposal a bid to process a portion of the Taxi/Limo Program.  CAR approved Safety Insurance as one of the two servicing carriers for this program beginning January 1, 2008, and CAR has again approved Safety Insurance beginning January 1, 2011 as one of the two servicing carriers.

During 2009, we increased our rates an average of 2.6% in a series of rate filings during the year.  We began using three rating tiers effective April 1, 2009.  We filed and were approved for a 0.3% rate decrease effective June 1, 2009 and a 2.9% rate increase effective October 1, 2009.  We filed and were approved for a rate increase of 0.4% and began using four rating tiers effective January 1, 2010.  A Companion Policy Client Tier, which is policyholders who have an other than private passenger automobile policy with us, receives a rate decrease of 2.5% from our filed base rates.  A Loyal Automobile Client Tier, which is policyholders who have been insured with us for two or more years, receives our filed base rates.  A New Insurance Client Tier, which is policyholders with twelve or more months of continuous coverage or who qualify for a multi-car discount, receives a rate increase of 2.5% from our filed base rates.  A New Policyholder Tier, which is policyholders who do not qualify for the other three tiers, receives MAIP rates.  We filed and were approved for a 1.9% increase in our rates effective April 19, 2010 and we filed and were approved for a 0.5% decrease in our rates effective June 15, 2010.  In addition, we filed and have been approved for a 3.9% increase in our rates effective May 15, 2011.  Our rates include a 13.0% commission rate for agents.  Our direct written premiums increased by 8.1% in 2010 primarily as a result of increased exposures and average written premium per exposure in our private passenger and homeowner lines of business.

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

•                  Fixed maturities securities, which are classified as available for sale, are reported at current fair values, rather than at amortized cost, or the lower of amortized cost or market, depending on the specific type of security, as required by SAP.

•                  The differing treatment of income and expense items results in a corresponding difference in federal income tax expense.  Changes in deferred income taxes are reflected as an item of income tax benefit or expense, rather than recorded directly to surplus as regards policyholders, as required by SAP.  Admittance testing may result in a charge to unassigned surplus for non admitted portions of deferred tax assets.  Under GAAP reporting, a valuation allowance may be recorded against the deferred tax asset and reflected as an expense.

Insurance Ratios

The property and casualty insurance industry uses the combined ratio as a measure of underwriting profitability.  The combined ratio is the sum of the loss ratio (losses and loss adjustment expenses incurred as a percent of net earned premiums) plus the expense ratio (underwriting and other expenses as a percent of net earned premiums, calculated on a GAAP basis).  The combined ratio reflects only underwriting results and does not include income from investments or finance and other service income.  Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, weather, economic and social conditions, and other factors.

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2011	2010
GAAP ratios:
Loss ratio	84.1%	66.6%
Expense ratio	29.5	31.4
Combined ratio	113.6%	98.0%

Stock-Based Compensation

Long-term incentive compensation is provided under the our 2002 Management Omnibus Incentive Plan (the “Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights, and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan.  At March 31, 2011, there were 718,280 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the three months ended March 31, 2011 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS	March 9, 2011	68,637	$47.35	3 years, 30%-30%-40%
RS	March 9, 2011	4,000	$47.35	No vesting period (2)
RS	March 23, 2011	22,567	$44.94	5 years, 20% annually

(1)   The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.

(2)   The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of our Board of Directors.

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business.  We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”).  In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event.  We continue to adjust our reinsurance programs as a result of the changes to the models and the number of homes we write.  As of January 1, 2011, our catastrophe reinsurance provides gross per occurrence reinsurance coverage up to $535,000.  As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance in 2011 protects us in the event of a “125-year storm” (that is, a storm of a severity expected to occur once in a 125-year period).  Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A” (Excellent).  Most of our other reinsurers have an A.M. Best rating of “A” (Excellent) however in no case is a reinsurer rated below “A-” (Excellent).

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2010, the FAIR Plan purchased $1,000,000 of catastrophe reinsurance for property losses in excess of $200,000.  At March 31, 2011, we had no material amounts recoverable from any reinsurer, excluding $43,953 recoverable from CAR.

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

When a claim is reported, claims personnel establish a “case reserve” for the estimated amount of the ultimate payment.  The amount of the reserve is primarily based upon an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss.  The estimate reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of the claims person.  During the loss adjustment period, these estimates are revised as deemed necessary by our claims department based on subsequent developments and periodic reviews of the cases.  When a claim is closed with or without a payment, the difference between the case reserve and the settlement amount creates a reserve deficiency if the payment exceeds the case reserve or a reserve redundancy if the payment is less than the case reserve.

In accordance with industry practice, we also maintain reserves for estimated losses incurred but not yet reported (“IBNR”).  IBNR reserves are determined in accordance with commonly accepted actuarial reserving techniques on the basis of our historical information and experience.  We review and make adjustments to incurred but not yet reported reserves quarterly.  In addition, IBNR reserves can also be expressed as the total loss reserves required less the case reserves on reported claims.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies, our actuaries established a range of reasonably possible estimations for net reserves of approximately $310,005 to $352,138 as of March 31, 2011.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above.  Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $344,564 as of March 31, 2011.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2011.  We have recorded reserves closer to the high end of the ranges of our projections.

Line of Business	Low	Recorded	High
Private passenger automobile	$211,001	$229,562	$235,672
Commercial automobile	37,681	43,646	44,227
Homeowners	40,155	47,304	47,674
All other	21,168	24,052	24,565
Total	$310,005	$344,564	$352,138

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31, 2011.

Line of Business	Case	IBNR	Total
Private passenger automobile	$232,253	$(10,000)	$222,253
CAR assumed private passenger auto	5,872	1,437	7,309
Commercial automobile	28,543	3,301	31,844
CAR assumed commercial automobile	7,160	4,642	11,802
Homeowners	33,243	9,497	42,740
FAIR Plan assumed homeowners	2,093	2,471	4,564
All other	16,219	7,833	24,052
Total net reserves for losses and LAE	$325,383	$19,181	$344,564

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed private passenger and commercial automobile business are 19.7% and 39.3%, respectively, of our total reserves for CAR assumed private passenger and commercial automobile business as of March 31, 2011 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 54.1% of our total reserves for FAIR Plan assumed homeowners at March 31, 2011 due to similar reporting delays in the information we receive from FAIR Plan.  Our IBNR reserves for private passenger automobile have decreased due to the favorable development of case reserves in recent years.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e.  direct less ceded) reserves and assumed reserves as of March  31, 2011.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$222,253
CAR assumed private passenger automobile		$7,309
Net private passenger automobile			$229,562
Commercial automobile	31,844
CAR assumed commercial automobile		11,802
Net commercial automobile			43,646
Homeowners	42,740
FAIR Plan assumed homeowners		4,564
Net homeowners			47,304
All other	24,052	—	24,052
Total net reserves for losses and LAE	$320,889	$23,675	$344,564

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

We receive a Settlement of Balances report from CAR that reports our share of CAR premium, losses and LAE on a lagged basis, seventy-five days after the end of every quarter.  CAR-published financial data is always at least one quarter behind the financial data we report.  For example, when we reported our financial results for the year ended December 31, 2010, we had nine months of reported 2010 CAR financial data, and we had to estimate and record as IBNR reserves what CAR would report to us for the last three months of the year.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized.  To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the three months ended March 31, 2011, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $1,446.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $940 effect on net income, or $0.06 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31, 2011.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,445)	$(2,223)	$—
Estimated increase in net income	2,889	1,445	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,223)	—	2,223
Estimated increase (decrease) in net income	1,445	—	(1,445)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,223	4,445
Estimated decrease in net income	—	(1,445)	(2,889)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(637)	(318)	—
Estimated increase in net income	414	207	—
No Change in Severity
Estimated (decrease) increase in reserves	(318)	—	318
Estimated increase (decrease) in net income	207	—	(207)
+1 Percent Change in Severity
Estimated increase in reserves	—	318	637
Estimated decrease in net income	—	(207)	(414)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(855)	(427)	—
Estimated increase in net income	556	278	—
No Change in Severity
Estimated (decrease) increase in reserves	(427)	—	427
Estimated increase (decrease) in net income	278	—	(278)
+1 Percent Change in Severity
Estimated increase in reserves	—	427	855
Estimated decrease in net income	—	(278)	(556)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(481)	(241)	—
Estimated increase in net income	313	157	—
No Change in Severity
Estimated (decrease) increase in reserves	(241)	—	241
Estimated increase (decrease) in net income	157	—	(157)
+1 Percent Change in Severity
Estimated increase in reserves	—	241	481
Estimated decrease in net income	—	(157)	(313)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2011.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(73)	$73
Estimated increase (decrease) in net income	47	(47)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(118)	118
Estimated increase (decrease) in net income	77	(77)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(46)	46
Estimated increase (decrease) in net income	30	(30)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $9,662 and $12,540 for the three months ended March 31, 2011 and 2010, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2011 and 2010.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Three Months Ended March 31,
Accident Year	2011	2010
2001 & prior	$50	$(30)
2002	(129)	(41)
2003	(351)	(420)
2004	(386)	(559)
2005	(561)	(1,947)
2006	(1,797)	(2,188)
2007	(1,165)	(2,894)
2008	(3,227)	(2,702)
2009	(1,533)	(1,759)
2010	(563)	—
All prior years	$(9,662)	$(12,540)

The decreases in prior years reserves during the three months ended March 31, 2011 and 2010 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2011 decrease is primarily composed of reductions of $7,298 in our retained automobile reserves and $1,250 in our retained homeowners reserves.  The 2010 decrease is primarily composed of reductions of $8,832 in our retained automobile reserves, $1,879 in our retained homeowners reserves, and $1,391 in CAR assumed reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the three months ended March 31, 2011.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2001 & prior	$150	$(100)	$—	$—	$50
2002	(128)	(1)	—	—	(129)
2003	(245)	(106)	—	—	(351)
2004	(229)	(155)	(2)	—	(386)
2005	(345)	(217)	1	—	(561)
2006	(827)	(151)	(582)	(237)	(1,797)
2007	(486)	(199)	(480)	—	(1,165)
2008	(2,148)	(295)	(433)	(351)	(3,227)
2009	(1,962)	(163)	324	268	(1,533)
2010	(72)	(208)	(281)	(2)	(563)
All prior years	$(6,292)	$(1,595)	$(1,453)	$(322)	$(9,662)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the three months ended March 31, 2011; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2001 & prior	$150	$(100)	$—	$—	$50
2002	(128)	(1)	—	—	(129)
2003	(230)	(100)	—	—	(330)
2004	(215)	(150)	—	—	(365)
2005	(318)	(196)	—	—	(514)
2006	(759)	(108)	(572)	(237)	(1,676)
2007	(446)	(166)	(465)	—	(1,077)
2008	(2,094)	(284)	(402)	(351)	(3,131)
2009	(1,822)	(132)	441	268	(1,245)
2010	—	(199)	(252)	(2)	(453)
All prior years	$(5,862)	$(1,436)	$(1,250)	$(322)	$(8,870)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the three months ended March 31, 2011.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2001 & prior	$—	$—	$—	$—
2002	—	—	—	—
2003	(15)	(6)	—	(21)
2004	(14)	(5)	(2)	(21)
2005	(27)	(21)	1	(47)
2006	(68)	(43)	(10)	(121)
2007	(40)	(33)	(15)	(88)
2008	(54)	(11)	(31)	(96)
2009	(140)	(31)	(117)	(288)
2010	(72)	(9)	(29)	(110)
All prior years	$(430)	$(159)	$(203)	$(792)

Our private passenger automobile line of business prior year reserves decreased by $6,292 for the three months ended March 31, 2011.  The decrease was primarily due to improved retained private passenger results of $5,121 for the accident years 2006 through 2009.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $1,595 for the three months ended March 31, 2011 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves decreased by $1,250 for the three months ended March 31, 2011.  Our FAIR Plan homeowners reserve decreased by $203 for the three months ended March 31, 2011.

In estimating all our loss reserves, including CAR, we follow the guidance prescribed by Accounting Standards Codification (“ASC”) 944, Financial Services-Insurance.

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

For further information, see “Results of Operations: Net Realized (Losses) Gains on Investments.”

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2011	2010
Direct written premiums	$164,084	$154,106
Net written premiums	$157,519	$147,088
Net earned premiums	$144,646	$133,157
Net investment income	10,165	10,792
Net realized (losses) gains on investments	(419)	110
Finance and other service income	4,405	4,296
Total revenue	158,797	148,355
Loss and loss adjustment expenses	121,630	88,674
Underwriting, operating and related expenses	42,629	41,868
Interest expense	22	22
Total expenses	164,281	130,564
(Loss) income before income taxes	(5,484)	17,791
Income tax (benefit) expense	(1,530)	5,017
Net (loss) income	$(3,954)	$12,774
(Loss) earnings per weighted average common share:
Basic	$(0.26)	$0.85
Diluted	$(0.26)	$0.85
Cash dividends paid per common share	$0.50	$0.40

Direct Written Premiums.  Direct written premiums for the three months ended March 31, 2011 increased by $9,978, or 6.5%, to $164,084 from $154,106 for the comparable 2010 period.  The 2011 increase occurred primarily in our personal automobile and homeowners business lines, both of which experienced an increase of 2.0% in average written premium per exposure and increases of 2.3% and 15.6%, respectively, in written exposures.  The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.

Net Written Premiums.  Net written premiums for the three months ended March 31, 2011 increased by $10,431, or 7.1%, to $157,519 from $147,088 for the comparable 2010 period.  The 2011 increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the three months ended March 31, 2011 increased by $11,489, or 8.6%, to $144,646 from $133,157 for the comparable 2010 period.  The 2011 increase was principally due to the factors that increased direct written premiums.

The effect of assumed and ceded premiums on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2011	2010
Written Premiums
Direct	$164,084	$154,106
Assumed	4,167	3,593
Ceded	(10,732)	(10,611)
Net written premiums	$157,519	$147,088

Earned Premiums
Direct	$151,471	$139,862
Assumed	3,890	4,219
Ceded	(10,715)	(10,924)
Net earned premiums	$144,646	$133,157

Net Investment Income.  Net investment income for the three months ended March 31, 2011 decreased by $627, or 5.8%, to $10,165 from $10,792 for the comparable 2010 period.  The 2011 decrease primarily resulted from lower short-term interest rates and ongoing duration-shortening actions taken to protect the portfolio from rising interest rates.  Net effective annualized yield on the investment portfolio decreased to 3.7% for the three months ended March 31, 2011 from 4.1% for the comparable 2010 period.  Our portfolio duration was 3.3 years at March 31, 2011 and December 31, 2010.

Net Realized (Losses) Gains on Investments.  Net realized losses on investments were $419 for the three months ended March 31, 2011 compared to net realized gains of $110 for the comparable 2010 period.

The gross unrealized gains and losses on investments in fixed maturity securities and equity securities, including interests in mutual funds, were as follows:

	As of March 31, 2011
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$85,773	$224	$(1,973)	$—	$84,024
Obligations of states and political subdivisions	407,030	10,587	(2,447)	—	415,170
Residential mortgage-backed securities (1)	222,527	14,394	(26)	—	236,895
Commercial mortgage-backed securities	57,073	1,907	(1)	—	58,979
Other asset-backed securities	14,998	678	—	—	15,676
Corporate and other securities	206,736	7,277	(1,096)		212,917
Subtotal, fixed maturity securities	994,137	35,067	(5,543)	—	1,023,661
Equity securities (2)	14,902	1,499	(3)	—	16,398
Other invested assets	3,348	—	—	—	3,348
Totals	$1,012,387	$36,566	$(5,546)	$—	$1,043,407

(1)  Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations and mortgage-backed securities guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).  The total of these fixed maturity securities was $222,514 at amortized cost and $236,882 at fair value as of March 31, 2011.

(2)  Equity securities includes interests in mutual funds of $12,407 at cost and $13,032 at fair value as of March 31, 2011 held to fund the Company’s executive deferred compensation plan.

(3)  Our investment portfolio included 84 securities in an unrealized loss position at March 31, 2011.

(4)  Amounts in this column represent OTTI recognized in accumulated other comprehensive income.

We continue to hold no subprime mortgage debt securities.  All of our holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	March 31, 2011
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$329,568	32.2%
Aaa/Aa	469,411	45.9
A	120,845	11.8
Baa	55,213	5.4
Ba	328	—
Not rated	48,296	4.7
Total	$1,023,661	100.0%

As of March 31, 2011, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities, with the exception of two securities which represented less than 0.1% of our total investment in fixed income securities.  All of our securities received a rating assigned by Moody’s of Ba or higher, except the few securities not rated by Moody’s, all except one of which are rated investment grade by Standard & Poor’s.  Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2011.

	As of March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$36,190	$1,973	$—	$—	$36,190	$1,973
Obligations of states and political subdivisions	85,451	2,062	6,095	385	91,546	2,447
Residential mortgage-backed securities	1,221	19	266	7	1,487	26
Commercial mortgage-backed securities	2,480	1	—	—	2,480	1
Corporate and other securities	37,033	1,096	—	—	37,033	1,096
Subtotal fixed maturity securities	162,375	5,151	6,361	392	168,736	5,543
Equity securities	441	3	—	—	441	3
Total temporarily impaired securities	$162,816	$5,154	$6,361	$392	$169,177	$5,546

As of March 31, 2011, we held insured investment securities of approximately $226,111, which represented approximately 21.7% of our total investment portfolio.  Approximately $66,254 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of March 31, 2011.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of March 31, 2011
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$31,931	$15,423	$16,508
Financial Guaranty Insurance Company	266	266	—
Assured Guaranty Municipal Corporation	89,027	34,734	54,293
National Public Finance Guaranty Corporation	100,921	15,831	85,090
Total municipal bonds	222,145	66,254	155,891
Other asset-backed securities
Ambac Assurance Corporation	3,966	—	3,966
Total other asset-backed securities	3,966	—	3,966
Total	$226,111	$66,254	$159,857

The following table shows our insured investments by Moody’s rating where it is available both with and without the impact of the insurance guarantee as of March 31, 2011.

	As of March 31, 2011
	Rating	Rating
	With	Without
Rating	Insurance	Insurance
Aaa	$3,831	$3,831
Aa1	28,837	28,837
Aa2	64,920	64,920
Aa3	75,836	66,950
A1	11,851	11,851
A2	10,903	16,660
A3	7,359	10,488
Baa1	266	266
Baa2	3,966	3,966
Total	$207,769	$207,769

We reviewed the unrealized losses in our fixed income and equity portfolio as of March 31, 2011 for potential OTTI.  We held no securities at March 31, 2011 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was performed for securities appearing on our “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency, and the historical volatility of the fair value of the security.

Of the $5,546 gross unrealized losses as of March 31, 2011, $4,420 relates to obligations of U.S. Treasuries, states and political subdivisions.  The remaining $1,126 of gross unrealized losses relates to holdings of investment grade residential and commercial mortgage-backed, corporate and other securities and equities.

The unrealized losses recorded on the investment portfolio at March 31, 2011 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the three months ended March 31, 2011 and 2010, there was no significant deterioration in the credit quality of any of our holdings and no OTTI charges were recorded related to our portfolio of investment securities.

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

Fair values for our fixed maturity securities are based on prices provided by our custodian bank and our investment manager.  Both our custodian bank and investment manager use a variety of independent, nationally recognized pricing services to determine market valuations.  If the pricing service cannot provide fair value determinations, we obtain non-binding price quotes from broker-dealers.  A minimum of two quoted prices is obtained for the majority of our available for sale fixed maturity securities in our investment portfolio.  Our custodian bank is our primary provider of quoted prices from third-party pricing services and broker-dealers.  To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from our investment manager. An examination of the pricing data is then performed for each security.  If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from our custodian bank is used in our financial statements for the security.  If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, we obtain a quote from an alternative source, if possible, and we document and resolve any differences between the pricing sources. In addition, we may request that our investment manager and its traders provide input as to which vendor is providing prices that its traders believe are reflective of fair value for the security.  Following this process, we may decide to value the security in our financial statements using the secondary or alternative source if we believe that pricing is more reflective of the security’s value than the primary pricing provided by our custodian bank.  We analyze market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs.  Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

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

In order to ensure the fair value determination is representative of an exit price (consistent with ASC 820), our procedures for validating quotes or prices obtained from third-parties include, but are not limited to, obtaining a minimum of two price quotes for each fixed maturity security if possible, as discussed above, the periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date, and the periodic review of reports provided by our investment manager regarding those securities with ratings changes and securities placed on its “Watch List.” In addition, valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by our external investment manager, whose investment professionals are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price (consistent with ASC 820).

Our entire available for sale portfolio was priced based upon quoted market prices or other observable inputs as of March 31, 2011.  There were no significant changes to the valuation process during the three months ending March 31, 2011.  As of March 31, 2011 and December 31, 2010, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

The following table summarizes our total fair value measurements for available for sale investments as of March 31, 2011.

	As of March 31, 2011
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$84,024	$—	$84,024	$—
Obligations of states and political subdivisions	415,170	—	415,170	—
Residential mortgage-backed securities	236,895	—	236,895	—
Commercial mortgage-backed securities	58,979	—	58,979	—
Other asset-backed securities	15,676	—	15,676	—
Corporate and other securities	212,917	—	212,917	—
Equity securities	16,398	16,398	—	—
Totals	$1,040,059	$16,398	$1,023,661	$—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2011.

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As of March 31, 2011, no available for sale investments were classified as valued based on Level 3 pricing inputs and no transfers were made in or out of Level 3 during the three months ended March 31, 2011.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income increased by $109, or 2.5%, to $4,405 for the three months ended March 31, 2011 from $4,296 for the comparable 2010 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended March 31, 2011 increased by $32,956, or 37.2%, to $121,630 from $88,674 for the comparable 2010 period.  The three months ended March 31, 2011 was marked by unusually severe winter weather in New England and the frequency and closeness of events combined to produce elevated catastrophe and non-catastrophe claims activity throughout our personal and commercial property lines.  Included in the three months ended March 31, 2011 pre-tax results were catastrophic weather event losses of $19,902 compared to $9,429 for the comparable 2010 period.  For the quarter ended March 31, 2011, our non-catastrophic claim frequency increased 16.6% in our automobile lines of business and 56.1% in our property lines of business from the comparable 2010 period.  Our GAAP loss ratio for the three months ended March 31, 2011 increased to 84.1% from 66.6% for the comparable 2010 period.  Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31, 2011 increased to 73.9% from 57.3% for the comparable 2010 period.  Total prior year favorable development included in the pre-tax results for the three months ended March 31, 2011 was $9,662 compared to $12,540 for the comparable 2010 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the three months ended March 31, 2011 increased by $761, or 1.8%, to $42,629 from $41,868 for the comparable 2010 period.  Our GAAP expense ratios for the three months ended March 31, 2011 decreased to 29.5 % from 31.4% for the comparable 2010 period.

Interest Expense.  Interest expense for the three months ended March 31, 2011 and 2010, was $22.  The credit facility commitment fee included in interest expense was $18 for both the quarters ended March 31, 2011 and 2010.

Income Tax Expense.  Our effective tax rate was 27.9% and 28.2% for the three months ended March 31, 2011 and 2010 respectively.  These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

Net (Loss) Income.  Net loss for the quarter ended March 31, 2011 was $3,954 compared to net income of $12,774 for the comparable 2010 period.  The net loss for the quarter ended March 31, 2011 was primarily attributable to the increase in loss and loss adjustment expenses, as discussed above.

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

Net cash used by operating activities was $2,557 and $8,704 during the three months ended March 31, 2011 and 2010, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash provided by investing activities during the three months ended March 31, 2011 was $24,570 due primarily from sales, paydowns, calls and maturities of fixed maturity securities exceeding purchases.  Net cash used by investing activities was $20,750 during the three months ended March 31, 2010 due primarily to purchases of fixed maturity securities exceeding sales, paydowns, calls and maturities.

Net cash used for financing activities was $6,876 and $5,956 during the three months ended March 31, 2011 and 2010, respectively.  Net cash used for financing activities was primarily comprised of dividend payments to shareholders.

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

Our obligations under the credit facility are secured by pledges of our assets and the capital stock of our operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  Among other covenants, the credit facility restricts the Company’s payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of the Company’s prior year’s net income, as determined in accordance with GAAP.  As of March 31, 2011, we were in compliance with all such covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

We had no amounts outstanding on our credit facility at March 31, 2011 and December 31, 2010.  The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at March 31, 2011 and 2010.

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices.  Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end 2010, the statutory surplus of Safety Insurance was $582,432, and its net income for 2010 was $51,560.  As a result, a maximum of $58,243 is available in 2011 for such dividends without prior approval of the Commissioner.  During the three months ended March 31, 2011, Safety Insurance recorded dividends to Safety of $5,669.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 15, 2011, our Board approved and declared a quarterly cash dividend on our common stock of $0.50 per share, or $7,542, which was paid on March 15, 2011 to shareholders of record on March 1, 2011.  On May 4, 2011, our Board approved and declared a quarterly cash dividend of $0.50 per share which will be paid on June 15, 2011 to shareholders of record on June 1, 2011. We plan to continue to declare and pay quarterly cash dividends in 2011, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  On March 19, 2009, the Board increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company’s outstanding common shares.  On August 4, 2010, our Board again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of the Company’s outstanding common shares.  Under the program,we may repurchase shares of our common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of March 31, 2011 and December 31, 2010, the Company had purchased 1,727,455 shares on the open market at a cost of $55,526.  There was no activity under the program during the quarters ended March 31, 2011 and March 31, 2010.

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

.

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties.  There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements.  These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition.  Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us.  Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, the possibility that existing insurance-related laws and regulations will become further restrictive in the future, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC.  Refer to Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of March 31, 2011
Estimated fair value	$1,056,113	$1,023,661	$987,505
Estimated increase (decrease) in fair value	$32,452	$—	$(36,156)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At March 31, 2011, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2011, assuming that all of such debt is outstanding for the entire year.

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

Item 4.         Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended [the “Exchange Act”]) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are adequate and effective and ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and that information required to be disclosed in such reports is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings - Please see “Item 1 — Financial Statements - Note 7, Commitments and Contingencies.”

Item 1A.  Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2010 Annual Report on Form 10-K.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  On March 19, 2009, the Board increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company’s outstanding common shares. On August 4, 2010, our Board again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of the Company’s outstanding common shares.  Under the program, we may repurchase shares of our common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  There was no activity under this repurchase program for the three months ended March 31, 2011.

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
Date: May 9, 2011

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description
11.0	Statement re:Computation of Per Share Earnings. (1)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (2)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. (2)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (2)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (2)

(1)  Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, (Loss) Earnings per Weighted Average Common Share.

(2)  Included herein.