Form 10-Q
period 2011-06-30
SAFETY INSURANCE GROUP INC
filed 2011-08-08
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 3, 2011, there were 15,187,777 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $994,387 and $1,030,354)	$1,033,321	$1,063,237
Equity securities, at fair value (cost: $20,002 and $13,704)	21,446	14,624
Other invested assets, at cost, which approximates fair value	5,818	2,817
Total investments	1,060,585	1,080,678
Cash and cash equivalents	55,511	40,291
Accounts receivable, net of allowance for doubtful accounts	160,434	145,726
Receivable for securities sold	10,675	—
Accrued investment income	9,558	9,471
Taxes recoverable	11,719	5,061
Receivable from reinsurers related to paid loss and loss adjustment expenses	8,419	4,579
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	52,475	53,147
Ceded unearned premiums	11,552	12,461
Deferred policy acquisition costs	57,979	52,824
Deferred income taxes	1,340	3,643
Equity and deposits in pools	13,308	19,971
Other assets	13,038	11,600
Total assets	$1,466,593	$1,439,452

Liabilities
Loss and loss adjustment expense reserves	$403,750	$404,391
Unearned premium reserves	337,122	306,053
Accounts payable and accrued liabilities	39,286	54,239
Payable for securities purchased	10,532	—
Payable to reinsurers	7,296	5,571
Other liabilities	22,185	15,722
Total liabilities	820,171	785,976

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,915,032 and 16,795,504 shares issued	169	168
Additional paid-in capital	154,991	151,317
Accumulated other comprehensive income, net of taxes	26,246	21,972
Retained earnings	520,542	535,545
Treasury stock, at cost: 1,727,455 shares	(55,526)	(55,526)
Total shareholders’ equity	646,422	653,476
Total liabilities and shareholders’ equity	$1,466,593	$1,439,452

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net earned premiums	$148,720	$136,143	$293,366	$269,300
Net investment income	9,470	10,857	19,635	21,649
Net realized gains (losses) on investments	1,277	(178)	858	(68)
Finance and other service income	4,470	4,576	8,875	8,872
Total revenue	163,937	151,398	322,734	299,753

Losses and loss adjustment expenses	114,184	87,776	235,814	176,450
Underwriting, operating and related expenses	44,071	42,257	86,700	84,125
Interest expense	21	22	43	44
Total expenses	158,276	130,055	322,557	260,619

Income before income taxes	5,661	21,343	177	39,134
Income tax expense	1,576	6,254	45	11,271
Net income	$4,085	$15,089	$132	$27,863

Earnings per weighted average common share:
Basic	$0.27	$1.00	$0.01	$1.85
Diluted	$0.27	$1.00	$0.01	$1.84

Cash dividends paid per common share	$0.50	$0.40	$1.00	$0.80

Number of shares used in computing earnings per share:
Basic	15,184,605	15,113,357	15,142,682	15,099,304
Diluted	15,198,804	15,130,393	15,159,513	15,116,127

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2009	$166	$144,814	$18,866	$506,301	$(49,712)	$620,435
Net income, January 1 to June 30, 2010				27,863		27,863
Other comprehensive income, net of deferred federal income taxes			10,753			10,753
Unearned compensation on restricted stock, net of deferred federal income taxes	1	2,095				2,096
Exercise of options, net of federal income taxes		416				416
Dividends paid				(12,062)		(12,062)
Acquisition of treasury stock					(5,814)	(5,814)
Balance at June 30, 2010	$167	$147,325	$29,619	$522,102	$(55,526)	$643,687

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2010	$168	$151,317	$21,972	$535,545	$(55,526)	$653,476
Net income, January 1 to June 30, 2011				132		132
Other comprehensive income, net of deferred federal income taxes			4,274			4,274
Unearned compensation on restricted stock, net of deferred federal income taxes	1	2,714				2,715
Exercise of options, net of federal income taxes		960				960
Dividends paid				(15,135)		(15,135)
Balance at June 30, 2011	$169	$154,991	$26,246	$520,542	$(55,526)	$646,422

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$4,085	$15,089	$132	$27,863

Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of tax expense of $3,723, $3,368, $2,601, and $5,766	6,914	6,255	4,832	10,708
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of ($447), $62, ($300), and $23	(830)	116	(558)	45
Unrealized gains on securities available for sale	6,084	6,371	4,274	10,753

Comprehensive income	$10,169	$21,460	$4,406	$38,616

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$132	$27,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	6,252	6,120
Provision (benefit) for deferred income taxes	1	(78)
Net realized (gains) losses on investments	(858)	68
Changes in assets and liabilities:
Accounts receivable	(14,708)	(17,358)
Accrued investment income	(87)	349
Receivable from reinsurers	(3,168)	7,396
Ceded unearned premiums	909	744
Deferred policy acquisition costs	(5,155)	(5,451)
Other assets	(393)	(7,548)
Loss and loss adjustment expense reserves	(641)	(19,091)
Unearned premium reserves	31,069	30,575
Accounts payable and accrued liabilities	(14,952)	(20,699)
Payable to reinsurers	1,725	3,738
Other liabilities	6,463	(4,243)
Net cash provided by operating activities	6,589	2,385

Cash flows from investing activities:
Fixed maturities purchased	(121,320)	(128,337)
Equity securities purchased	(10,360)	(5,797)
Other invested assets purchased	(3,060)	—
Proceeds from sales and paydowns of fixed maturities	123,453	79,183
Proceeds from maturities, redemptions, and calls of fixed maturities	31,988	33,973
Proceed from sales of equity securities	4,166	2,079
Proceeds from sales of other invested assets	59	45
Fixed assets purchased	(2,051)	(296)
Net cash provided by (used for) investing activities	22,875	(19,150)

Cash flows from financing activities:
Proceeds from stock options exercised	897	177
Excess tax benefits from stock options exercised	(6)	37
Dividends paid to shareholders	(15,135)	(12,062)
Acquisition of treasury stock	—	(5,814)
Net cash used for financing activities	(14,244)	(17,662)

Net increase (decrease) in cash and cash equivalents	15,220	(34,427)
Cash and cash equivalents at beginning of year	40,291	74,470
Cash and cash equivalents at end of period	$55,511	$40,043

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

The financial information as of June 30, 2011 and for the three and six months ended  June 30, 2011 and 2010 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods.  These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2011.

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

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008 and began writing New Hampshire personal umbrella business during 2009.  For the six months ended June 30, 2011 and  2010, the Company wrote $2,462 and $1,191, respectively, in direct written premiums in New Hampshire.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 (Topic 820), Improving Disclosures about Fair Value Measurements, which amends and clarifies existing guidance related to fair value measurements and disclosures.  This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation.  It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements.  The Company adopted this guidance effective for quarter ended March 31, 2010, except for the new disclosures in the Level 3 reconciliation.  The Level 3 disclosures are effective for periods ending after December 15, 2010 and were implemented for year-end December 31, 2010.  The adoption of the guidance had no impact on the Company’s consolidated financial condition or results of operations.

In October 2010, the FASB issued ASU No. 2010-26 (Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which updated guidance to address diversity in practice for the accounting of costs associated with acquiring or renewing insurance contracts.  This guidance modifies the definition of acquisition costs to specify that a cost be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred.  The guidance also specifies that advertising costs only should be included as deferred acquisition costs if the direct-response advertising accounting criteria are met.  The new guidance is effective for reporting periods beginning after December 15, 2011 and should be applied prospectively, with retrospective application permitted.  The impact of adoption is not expected to be material to the Company’s consolidated financial condition and results of operations.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

In May 2011, the FASB issued ASU No. 2011-04  (Topic 820), Fair Value Measurements, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS), which clarifies the application of existing fair value measurement and disclosure requirements and amends certain fair value measurement principles, requirements and disclosures.  To improve consistency in global application, changes in wording were made.  The guidance is to be applied prospectively for reporting periods beginning after December 15, 2011.  Early adoption is not permitted.  The impact of adoption is not expected to be material to the Company’s consolidated financial condition and results of operations.

In June 2011, the FASB issued ASU 2011-05 (Topic 220), Presentation of Comprehensive Income, which amends the presentation of comprehensive income and its components.  Under the new guidance, an entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements.  Both options require an entity to present reclassification adjustments for items reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The guidance is effective for reporting periods beginning after December 15, 2011 and is to be applied retrospectively.  Early adoption is permitted.  The impact of adoption is related to presentation only and will have no impact on the Company’s results of operations and financial position.

3.  Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period including unvested restricted shares which are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  At June 30, 2011 and 2010, the Company’s potentially dilutive instruments were common shares under options of 126,100 and 206,580, respectively.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income as reported	$4,085	$15,089	$132	$27,863
Less dividends:
Distributed to common shareholders	7,466	5,928	14,869	11,840
Distributed to participating security holders	127	111	266	222
Total undistributed earnings	$(3,508)	$9,050	$(15,003)	$15,801

Undistributed earnings to common shareholders	$(3,449)	$8,884	$(14,742)	$15,511
Undistributed earnings to participating security holders	$(59)	$166	$(261)	$290

Net income available to common shareholders for basic and diluted earnings per share	$4,085	$15,089	$132	$27,863

Weighted average number of common shares outstanding	14,930,086	14,835,856	14,879,160	14,822,545
Common equivalent shares- restricted stock	254,519	277,501	263,522	276,759
Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,184,605	15,113,357	15,142,682	15,099,304
Common equivalent shares- stock options	14,199	17,036	16,831	16,823
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,198,804	15,130,393	15,159,513	15,116,127

Basic earnings per share	$0.27	$1.00	$0.01	$1.85
Diluted earnings per share	$0.27	$1.00	$0.01	$1.84

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive.  There were no anti-dilutive stock options

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

for both the three and six months ended June 30, 2011.  There were 119,725 anti-dilutive stock options for both the three and six months ended June 30, 2010.

4.  Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan.  At June 30, 2011, there were 718,859 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the six months ended June 30, 2011 is as follows:

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

Stock Options

The fair value of stock options used to compute net income and EPS for the three months ended June 30, 2010 and six months ended June 30, 2011 and 2010 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected dividend yield	NA	1.68%	1.68%	1.36% - 1.68%
Expected volatility	NA	0.36	0.36	0.31 - 0.36
Risk-free interest rate	NA	4.76%	4.76%	4.35% - 4.76%
Expected holding period	NA	6.5 years	6.5 years	6.5 - 7 years

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Expected dividend yield is the Company’s dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future.  Expected volatility is based on historical volatility of the Company’s common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option.  The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option.  The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term.  There were no stock options granted during the three and six month periods ended June 30, 2011 and 2010.

The following table summarizes stock option activity under the Incentive Plan for the six months ended June 30, 2011.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	151,003	$37.30
Exercised	(24,903)	$36.02
Outstanding at end of period	126,100	$37.56	4.2 years	$632
Exercisable at end of period	126,100	$37.56	4.2 years	$632

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $42.04 on June 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.  The range of exercise prices on stock options outstanding under the Incentive Plan was $13.30 to $42.85 at June 30, 2011 and $12.00 to $42.85 at June 30, 2010.  The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $162 and $147, respectively.

A summary of the status of non-vested options as of June 30, 2011 is presented below.

		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Non-vested at beginning of year	23,945	$42.85
Vested	(23,945)	$42.85
Non-vested at end of period	—	$—

As of March 31, 2011, all compensation expense related to non-vested option awards had been recognized. Cash received from options exercised was $897 and $177 for the six months ended June 30, 2011 and 2010, respectively.

Restricted Stock

Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as expense over the requisite service period.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes restricted stock activity under the Incentive Plan during the six months ended June 30, 2011.

	Shares	Weighted
	Under	Average
	Restriction	Fair Value
Outstanding at beginning of the year	301,501	$35.13
Granted	95,204	$46.78
Vested and unrestricted	(114,009)	$34.67
Forfeited	(579)	$37.75
Outstanding at end of period	282,117	$39.24

As of June 30, 2011, there was $8,694 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.  The total fair value of the shares that were vested and unrestricted during the six months ended June 30, 2011 and 2010 was $3,953 and $3,782, respectively.  For the six months ended June 30, 2011 and 2010, the Company recorded compensation expense related to restricted stock of $1,461 and $1,322, net of income tax benefits of $787 and $712, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of June 30, 2011
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$90,798	$306	$(971)	$—	$90,133
Obligations of states and political subdivisions	381,826	12,932	(1,351)	—	393,407
Residential mortgage-backed securities (1)	232,720	16,493	(32)	—	249,181
Commercial mortgage-backed securities	52,621	2,014	(11)	—	54,624
Other asset-backed securities	14,360	797	—	—	15,157
Corporate and other securities	222,062	9,323	(566)	—	230,819
Subtotal, fixed maturity securities	994,387	41,865	(2,931)	—	1,033,321
Equity securities (2)	20,002	1,452	(8)	—	21,446
Other invested assets	5,818	—	—	—	5,818
Totals	$1,020,207	$43,317	$(2,939)	$—	$1,060,585

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

(1)  Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).  The total of these fixed maturity securities was $232,720 and $237,335 at amortized cost and $249,181 and $252,592 at fair value as of June 30, 2011 and December 31, 2010, respectively.

(2)  Equity securities includes interests in mutual funds of $12,507 and $11,210 at cost and $13,062 and $11,699 at fair value as of June 30, 2011 and December 31, 2010, respectively, held to fund the Company’s executive deferred compensation plan.

(3)  Our investment portfolio included 64 and 80 securities in an unrealized loss position at June 30, 2011 and December 31, 2010, respectively.

(4) Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2011
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$64,974	$65,610
Due after one year through five years	230,781	240,224
Due after five years through ten years	242,956	251,054
Due after ten years through twenty years	119,858	121,470
Due after twenty years	36,117	36,001
Asset-backed securities	299,701	318,962
Totals	$994,387	$1,033,321

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The gross realized gains (losses) on sales of fixed maturity and equity securities were as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross realized gains
Fixed maturity securities	$1,254	$366	$1,577	$608
Equity securities	31	—	102	—
Gross realized losses
Fixed maturity securities	(8)	(537)	(821)	(669)
Equity securities	—	(7)	—	(7)
Net realized gains (losses) on investments	$1,277	$(178)	$858	$(68)

Proceeds from maturities, redemptions and calls of fixed maturity securities were $30,731 and $361 for the three months ended June 30, 2011 and 2010, respectively.  Proceeds from maturities, redemptions and calls of fixed maturity securities were $31,988 and $33,973 for the six months ended June 30, 2011 and 2010, respectively.

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

The following tables as of June 30, 2011 and December 31, 2010 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$42,279	$971	$—	$—	$42,279	$971
Obligations of states and political subdivisions	77,623	798	18,714	553	96,337	1,351
Residential mortgage-backed securities	15,635	25	221	7	15,856	32
Commercial mortgage-backed securities	2,839	11	—	—	2,839	11
Corporate and other securities	24,120	566	—	—	24,120	566
Subtotal, fixed maturity securities	162,496	2,371	18,935	560	181,431	2,931
Equity securities	440	8	—	—	440	8
Total temporarily impaired securities	$162,936	$2,379	$18,935	$560	$181,871	$2,939

	As of December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$38,318	$1,841	$—	$—	$38,318	$1,841
Obligations of states and political subdivisions	109,883	2,490	7,325	416	117,208	2,906
Residential mortgage-backed securities	1,312	31	298	8	1,610	39
Corporate and other securities	27,736	883	—	—	27,736	883
Total temporarily impaired securities	$177,249	$5,245	$7,623	$424	$184,872	$5,669

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

As of June 30, 2011, we held insured investment securities of approximately $168,546, which represented approximately 15.9% of our total investments.  Approximately $55,898 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of June 30, 2011.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of June 30, 2011
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$23,606	$8,557	$15,049
Financial Guaranty Insurance Company	272	272	—
Assured Guaranty Municipal Corporation	72,310	34,587	37,723
National Public Finance Guaranty Corporation	68,375	12,482	55,893
Total municipal bonds	164,563	55,898	108,665
Other asset-backed securities
Ambac Assurance Corporation	3,983	—	3,983
Total other asset-backed securities	3,983	—	3,983
Total	$168,546	$55,898	$112,648

The following table shows the Company’s insured investments by Moody’s rating where it is available both with and without the impact of the insurance guarantee as of June 30, 2011.

	As of June 30, 2011
	Rating	Rating
	With	Without
Rating	Insurance	Insurance
Aaa	$3,805	$3,805
Aa1	20,509	20,509
Aa2	55,315	55,315
Aa3	53,439	45,193
A1	—	5,114
A2	4,945	4,945
A3	7,698	10,830
Baa1	272	272
Baa2	3,983	3,983
Total	$149,966	$149,966

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

The unrealized losses in the Company’s fixed income and equity portfolio as of June 30, 2011 were reviewed for potential other-than-temporary asset impairments.  The Company held no securities at June 30, 2011 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at June 30, 2011 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

During the six months ended June 30, 2011 and 2010 there was no significant deterioration in the credit quality of any of the Company’s holdings and no OTTI charges were recorded related to the Company’s portfolio of investment securities.  At June 30, 2011 and December 31, 2010, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest on fixed maturity securities	$9,698	$11,123	$20,096	$22,187
Dividends on equity securities	42	56	85	98
Interest on other invested assets	45	3	90	6
Interest on cash and cash equivalents	12	16	23	32
Total investment income	9,797	11,198	20,294	22,323
Investment expenses	327	341	659	674
Net investment income	$9,470	$10,857	$19,635	$21,649

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

Fair values for the Company’s fixed maturity securities are based on prices provided by its custodian bank and its investment manager.  Both the Company’s custodian bank and investment manager use a variety of independent, nationally recognized pricing services to determine market valuations.  If the pricing service cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers.  A minimum of two quoted prices is obtained for the majority of the Company’s available for sale fixed maturity securities in its investment portfolio.  The Company’s custodian bank is its primary provider of quoted prices from third-party pricing services and broker-dealers.  To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from the Company’s investment manager.  An examination of the pricing data is then performed for each security.  If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from the Company’s custodian bank is used in the financial statements for the security.  If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, the Company obtains a quote from an alternative source, if possible, and documents and resolves any differences between the pricing sources.  In addition, the Company may request that its investment manager and its traders provide input as to which vendor is providing prices that its traders believe are reflective of fair value for the security.  Following this process, the Company may decide to value the security in its financial statements using the secondary or alternative source if it believes that pricing is more reflective of the security’s value than the primary pricing provided by its custodian bank.  The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs.  Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

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

The Company’s Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets.  The Company’s Level 2 securities are comprised of available for sale fixed maturity securities whose fair value was determined using observable market inputs and a real estate investment trust equity investment whose fair value was determined using the trust’s net asset value obtained from its audited financial statements.  Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs.  Investments valued using these inputs include U.S. Treasury securities and obligations of U.S. Government agencies, obligations of international government agencies, obligations of states and political subdivisions, corporate securities, commercial and residential mortgage-backed securities, and other asset-backed securities.  Inputs into the fair value application that are utilized by asset class include but are not limited to:

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

•                  Real estate investment trust (“REIT”): net asset value per share derived from member ownership in capital venture to which a proportionate share of independently appraised net assets is attributed.

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

The Company’s entire available for sale portfolio was priced based upon quoted market prices or other observable inputs as of June 30, 2011.  There were no significant changes to the valuation process during the six months ending June 30, 2011.  As of June 30, 2011 and December 31, 2010, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

The following tables summarize the Company’s total fair value measurements for available for sale investments for the periods indicated.

	As of June 30, 2011
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$90,133	$—	$90,133	$—
Obligations of states and political subdivisions	393,407	—	393,407	—
Residential mortgage-backed securities	249,181	—	249,181	—
Commercial mortgage-backed securities	54,624	—	54,624	—
Other asset-backed securities	15,157	—	15,157	—
Corporate and other securities	230,819	—	230,819	—
Equity securities	21,446	16,318	5,128	—
Total investment securities	$1,054,767	$16,318	$1,038,449	$—

	As of December 31, 2010
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$86,269	$—	$86,269	$—
Obligations of states and political subdivisions	445,190	—	445,190	—
Residential mortgage-backed securities	252,661	—	252,661	—
Commercial mortgage-backed securities	63,591	—	63,591	—
Other asset-backed securities	17,405	—	17,405	—
Corporate and other securities	198,121	—	198,121	—
Equity securities	14,624	14,624	—	—
Total investment securities	$1,077,861	$14,624	$1,063,237	$—

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2011 and 2010.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following tables summarize the changes in the Company’s Level 3 fair value measurements for the periods indicated.

	Three Months Ended June 30,
	2011	2010
	Level 3	Level 3
	Fair Value	Fair Value
	Securities	Securities
Balance at April 1	$—	$2,506
Net gains and losses included in earnings	—	—
Net gains included in other comprehensive income	—	676
Purchases and sales	—	—
Transfers in (out) of Level 3	—	—
Balance at June 30	$—	$3,182
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at June 30	$—	$—

	Six Months Ended June 30,
	2011	2010
	Level 3	Level 3
	Fair Value	Fair Value
	Securities	Securities
Balance at January 1	$—	$2,504
Net gains and losses included in earnings	—	—
Net gains included in other comprehensive income	—	678
Purchases and sales	—	—
Transfers in (out) of Level 3	—	—
Balance at June 30	$—	$3,182
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at June 30	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the tables above, no transfers were made in or out of Level 3 during the three and six months ended June 30, 2011 and 2010.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

6.   Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Six Months Ended June 30,
	2011	2010
Reserves for losses and LAE at beginning of year	$404,391	$439,706
Less receivable from reinsurers related to unpaid losses and LAE	(53,147)	(64,874)
Net reserves for losses and LAE at beginning of year	351,244	374,832
Incurred losses and LAE, related to:
Current year	254,661	199,008
Prior years	(18,847)	(22,558)
Total incurred losses and LAE	235,814	176,450
Paid losses and LAE related to:
Current year	143,512	106,607
Prior years	92,271	82,894
Total paid losses and LAE	235,783	189,501
Net reserves for losses and LAE at end of period	351,275	361,781
Plus receivable from reinsurers related to unpaid losses and LAE	52,475	58,834
Reserves for losses and LAE at end of period	$403,750	$420,615

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $18,847 and $22,558 for the six months ended June 30, 2011 and 2010, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decrease in prior years reserves during the 2011 period is primarily composed of reductions of $14,289 in the Company’s retained automobile reserves and $2,580 in the Company’s retained homeowners reserves.  The decrease in prior year reserves during the 2010 period is primarily composed of reductions of $15,679 in the Company’s retained automobile reserves, $3,080 in reserves assumed from Commonwealth Automobile Reinsurers (“CAR”), and $3,037 in the Company’s retained homeowners reserves.

The Company’s private passenger automobile line of business prior year reserves decreased by $12,419 for the six months ended June 30, 2011.  The decrease was primarily due to improved retained private passenger results of $11,168 for the accident years 2005 through 2009.  The Company’s private passenger automobile line of business prior year reserves decreased by $15,498 for the six months ended June 30, 2010.  The decrease was primarily due to improved retained private passenger results of $11,582 for accident years 2005 through 2009, and improved assumed CAR results for the private passenger automobile pool of $2,124 for accident years 2007 through 2009.  The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.  The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  Among other covenants, the credit facility restricts the Company’s payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of the Company’s prior year’s net income, as determined in accordance with GAAP.  As of June 30, 2011, the Company was in compliance with all such covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at June 30, 2011 and December 31, 2010.  The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% on the $30,000 commitment at June 30, 2011 and 2010.

9. Income Taxes

Federal income tax expense for the six months ended June 30, 2011 and 2010 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded a liability under ASC 740, Income Taxes.

During the six months ended June 30, 2011, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of June 30, 2011 and December 31, 2010, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2007.  The Company is not currently under examination by the IRS.

10. Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  On March 19, 2009, the Board of Directors increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company’s outstanding common shares.  On August 4, 2010, the Board of Directors again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of the Company’s outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

There was no activity under the program during the six months ended June 30, 2011.  During the six months ended June 30, 2010, the Company purchased 162,907 shares of its common shares on the open market under the program at a cost of $5,815.  As of June 30, 2011 and December 31, 2010, the Company had purchased 1,727,455 shares on the open market at a cost of $55,526.

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

We are a leading provider of private passenger automobile insurance in Massachusetts.  In addition to private passenger automobile insurance (which represented 68.7% of our direct written premiums in 2010), we offer a portfolio of other insurance products, including commercial automobile (10.4% of 2010 direct written premiums), homeowners (16.8% of 2010 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 4.1% of 2010 direct written premiums).  Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 783 in 939 locations throughout Massachusetts and New Hampshire during 2010. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.7% and 11.9% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2011, according to the Commonwealth Automobile Reinsurers (“CAR”) Cession Volume Analysis Report of June 23, 2011, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this report as automobile exposures.

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008 and personal umbrella business during 2009.  During the six months ended June 30, 2011 and 2010, we wrote $2,462 and $1,191, respectively, in direct written premiums in New Hampshire.

Recent Trends and Events

•                  We experienced $16,697 of catastrophe losses in our automobile and property lines for the quarter ended June 30, 2011 as a result of the unusual tornado outbreaks and severe weather across Western and Central Massachusetts which occurred on June 1, 2011.

•                  A reassessment of our catastrophe and severe weather losses which occurred during the quarter ended March 31, 2011 resulted in an additional $5,353 of losses recorded during the quarter ended June 30, 2011.

•                  We increased our Massachusetts private passenger automobile rates 3.9% effective May 15, 2011.

•                  We increased our Massachusetts homeowners rates 7.5% effective August 15, 2011.

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

During 2009, we increased our private passenger automobile rates an average of 2.6% in a series of rate filings during the year.  We began using three rating tiers effective April 1, 2009.  We filed and were approved for a 0.3% rate decrease effective June 1, 2009 and a 2.9% rate increase effective October 1, 2009.  We filed and were approved for a rate increase of 0.4% and began using four rating tiers effective January 1, 2010.  A Companion Policy Client Tier, which is policyholders who have an other than private passenger automobile policy with us, receives a rate decrease of 2.5% from our filed base rates.  A Loyal Automobile Client Tier, which is policyholders who have been insured with us for two or more years, receives our filed base rates.  A New Insurance Client Tier, which is policyholders with twelve or more months of continuous coverage or who qualify for a multi-car discount, receives a rate increase of 2.5% from our filed base rates.  A New Policyholder Tier, which is policyholders who do not qualify for the other three tiers, receives MAIP rates.  We filed and were approved for a 1.9% increase in our private passenger automobile rates effective April 19, 2010 and we filed and were approved for a 0.5% decrease in those rates effective June 15, 2010.  In addition, we filed and have been approved for a 3.9% increase in our private passenger automobile rates effective May 15, 2011.  Our rates include a 13.0% commission rate for agents.  Our direct written premiums increased by 8.1% in 2010 primarily as a result of increased exposures and average written premium per exposure in our private passenger and homeowner lines of business.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
GAAP ratios:
Loss ratio	76.8%	64.5%	80.4%	65.5%
Expense ratio	29.6	31.0	29.6	31.2
Combined ratio	106.4%	95.5%	110.0%	96.7%

Stock-Based Compensation

Long-term incentive compensation is provided under the our 2002 Management Omnibus Incentive Plan (the “Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At June 30, 2011, there were 718,859 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the six months ended June 30, 2011 is as follows:

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”).  In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event.  We continue to adjust our reinsurance programs as a result of the changes to the models.  As of January 1, 2011, we have purchased four layers of excess catastrophe reinsurance providing $505,000 of coverage for property losses in excess of $30,000 up to a maximum of $535,000.  Our reinsurers co-participation is 85.0% of $50,000 for the 1st layer, 85.0% of $80,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer, and 80.0% of $125,000 for the 4th layer. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance in 2011 protects us in the event of a “125-year storm” (that is, a storm of a severity expected to occur once in a 125-year period).  Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A” (Excellent).  Most of our other reinsurers have an A.M. Best rating of “A” (Excellent) however in no case is a reinsurer rated below “A-” (Excellent).  Our losses from the June 1, 2011 tornado outbreaks and storms in Massachusetts have been less than our retention to date.

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2011, the FAIR Plan purchased $1,000,000 of catastrophe reinsurance for property losses in excess of $200,000.  At June 30, 2011, we had no material amounts recoverable from any reinsurer, excluding $44,681 recoverable from CAR.

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

Results of Operations

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Direct written premiums	$173,130	$160,383	$337,214	$314,489
Net written premiums	$167,825	$153,531	$325,344	$300,619
Net earned premiums	$148,720	$136,143	$293,366	$269,300
Net Investment income	9,470	10,857	19,635	21,649
Net realized gains (losses) on investments	1,277	(178)	858	(68)
Finance and other service income	4,470	4,576	8,875	8,872
Total revenue	163,937	151,398	322,734	299,753
Loss and loss adjustment expenses	114,184	87,776	235,814	176,450
Underwriting, operating and related expenses	44,071	42,257	86,700	84,125
Interest expenses	21	22	43	44
Total expenses	158,276	130,055	322,557	260,619
Income before income taxes	5,661	21,343	177	39,134
Income tax expense	1,576	6,254	45	11,271
Net income	$4,085	$15,089	$132	$27,863
Earnings per weighted average common share:
Basic	$0.27	$1.00	$0.01	$1.85
Diluted	$0.27	$1.00	$0.01	$1.84
Cash dividends paid per common share	$0.50	$0.40	$1.00	$0.80

Direct Written Premiums.  Direct written premiums for the quarter ended June 30, 2011 increased by $12,747, or 7.9%, to $173,130 from $160,383 for the comparable 2010 period.  Direct written premiums for the six months ended June 30, 2011 increased by $22,725, or 7.2% to $337,214 from $314,489 for the comparable 2010 period.  The 2011 increases occurred primarily in our personal automobile and homeowners lines, which experienced increases of 2.8% and 2.3%, respectively, in average written premium per exposure and increases of 2.9% and 14.2%, respectively, in written exposures for the six months ended June 30, 2011 from the comparable 2010 period.  The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.

Net Written Premiums.  Net written premiums for the quarter ended June 30, 2011 increased by $14,294, or 9.3%, to $167,825 from $153,531 for the comparable 2010 period.  Net written premiums for the six months ended June 30, 2011 increased by $24,725, or 8.2%, to $325,344 from $300,619 for the comparable 2010 period.  The 2011 increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the quarter ended June 30, 2011 increased by $12,577, or 9.2%, to $148,720 from $136,143 for the comparable 2010 period.  Net earned premiums for the six months ended June 30, 2011 increased by $24,066, or 8.9%, to $293,366 from $269,300 for the comparable 2010 period.  The 2011 increase was primarily due to the factors that increased direct written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Written Premiums
Direct	$173,130	$160,383	$337,214	$314,489
Assumed	4,530	3,347	8,697	6,940
Ceded	(9,835)	(10,199)	(20,567)	(20,810)
Net written premiums	$167,825	$153,531	$325,344	$300,619

Earned Premiums
Direct	$155,481	$143,204	$306,952	$283,066
Assumed	4,000	3,569	7,890	7,788
Ceded	(10,761)	(10,630)	(21,476)	(21,554)
Net earned premiums	$148,720	$136,143	$293,366	$269,300

Net Investment Income.  Net investment income for the quarter ended June 30, 2011 decreased by $1,387, or 12.8%, to $9,470 from $10,857 for the comparable 2010 period.  Net investment income for the six months ended June 30, 2011 decreased by $2,014, or 9.3%, to $19,635 from $21,649 for the comparable 2010 period.  The 2011 decrease primarily resulted from lower short-term interest rates and ongoing maintenance of short duration to protect the portfolio from rising interest rates.  Net effective annualized yield on the investment portfolio decreased to 3.5% for the quarter ended June 30, 2011 from 4.1% for the comparable 2010 period.  Net effective annualized yield on the investment portfolio decreased to 3.6% for the six months ended June 30, 2011 from 4.1% for the comparable 2010 period.  Our duration was 3.7 years at June 30, 2011, up from 3.3 years at December 31, 2010.

Net Realized Gains (Losses) on Investments.  Net realized gains on investments were $1,277 for the quarter ended June 30, 2011 compared to net realized losses of $178 for the comparable 2010 period.  Net realized gains on investments were $858 for the six months ended June 30, 2011 compared to net realized losses of $68 for the comparable 2010 period.

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of June 30, 2011
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$90,798	$306	$(971)	$—	$90,133
Obligations of states and political subdivisions	381,826	12,932	(1,351)	—	393,407
Residential mortgage-backed securities (1)	232,720	16,493	(32)	—	249,181
Commercial mortgage-backed securities	52,621	2,014	(11)	—	54,624
Other asset-backed securities	14,360	797	—	—	15,157
Corporate and other securities	222,062	9,323	(566)	—	230,819
Subtotal, fixed maturity securities	994,387	41,865	(2,931)	—	1,033,321
Equity securities (2)	20,002	1,452	(8)	—	21,446
Other invested assets	5,818	—	—	—	5,818
Totals	$1,020,207	$43,317	$(2,939)	$—	$1,060,585

(1) Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations and mortgage-backed securities guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).  The total of these fixed maturity securities was $232,720 at amortized cost and $249,181 at fair value as of June 30, 2011.

(2)  Equity securities includes interests in mutual funds of $12,507 at cost and $13,062 at fair value as of June 30, 2011 held to fund the Company’s executive deferred compensation plan.

(3)  Our investment portfolio included 64 securities in an unrealized loss position at June 30, 2011.

(4)  Amounts in this column represent other-than-temporary impairments recognized in accumulated other comprehensive income.

We continue to hold no subprime mortgage debt securities.  All of our holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of June 30, 2011
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$347,416	33.6%
Aaa/Aa	458,173	44.3
A	102,713	9.9
Baa	62,993	6.1
Ba	326	—
Not rated	61,700	6.1
Total	$1,033,321	100.0%

As of June 30, 2011, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities, with the exception of two securities which represented less than 0.6% of our total investment in fixed income securities.  All of our securities received a rating assigned by Moody’s of Ba or higher, except the few securities not rated by Moody’s, all except one of which are rated investment grade by Standard & Poor’s.  Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2011.

	As of June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$42,279	$971	$—	$—	$42,279	$971
Obligations of states and political subdivisions	77,623	798	18,714	553	96,337	1,351
Residential mortgage-backed securities	15,635	25	221	7	15,856	32
Commercial mortgage-backed securities	2,839	11	—	—	2,839	11
Corporate and other securities	24,120	566	—	—	24,120	566
Subtotal, fixed maturity securities	162,496	2,371	18,935	560	181,431	2,931
Equity securities	440	8	—	—	440	8
Total temporarily impaired securities	$162,936	$2,379	$18,935	$560	$181,871	$2,939

As of June 30, 2011, we held insured investment securities of approximately $168,546, which represented approximately 15.9% of our total investments.  Approximately $55,898 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of June 30, 2011.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of June 30, 2011
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$23,606	$8,557	$15,049
Financial Guaranty Insurance Company	272	272	—
Assured Guaranty Municipal Corporation	72,310	34,587	37,723
National Public Finance Guaranty Corporation	68,375	12,482	55,893
Total municipal bonds	164,563	55,898	108,665
Other asset-backed securities
Ambac Assurance Corporation	3,983	—	3,983
Total other asset-backed securities	3,983	—	3,983
Total	$168,546	$55,898	$112,648

The following table shows our insured investments by Moody’s rating where it is available both with and without the impact of the insurance guarantee as of June 30, 2011.

	As of June 30, 2011
	Rating	Rating
	With	Without
Rating	Insurance	Insurance
Aaa	$3,805	$3,805
Aa1	20,509	20,509
Aa2	55,315	55,315
Aa3	53,439	45,193
A1	—	5,114
A2	4,945	4,945
A3	7,698	10,830
Baa1	272	272
Baa2	3,983	3,983
Total	$149,966	$149,966

We reviewed the unrealized losses in our fixed income and equity portfolio as of June 30, 2011 for potential other-than-temporary asset impairments.  We held no debt securities at June 30, 2011 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was performed for securities appearing on our “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

Of the $2,939 gross unrealized losses as of June 30, 2011, $2,322 relates to obligations of U.S. Treasuries, states and political subdivisions.  The remaining $617 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

The unrealized losses recorded on the investment portfolio at June 30, 2011 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the six months ended June 30, 2011 and 2010, there was no significant deterioration in the credit quality of any of our holdings and no other-than-temporary impairment (“OTTI”) charges were recorded related to our portfolio of investment securities.

For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of  this Form 10-Q.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income decreased by $106, or 2.3%, to $4,470 for the quarter ended June 30, 2011 from $4,576 for the comparable 2010 period.  Finance and other service income increased by $3, or 0.1%, to $8,875 for the six months ended June 30, 2011 from $8,872 for the comparable 2010 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the quarter ended June 30, 2011 increased by $26,408, or 30.1%, to $114,184 from $87,776 for the comparable 2010 period.  Losses and loss adjustment expenses incurred for the six months ended June 30, 2011 increased by $59,364, or 33.6%, to $235,814 from $176,450 for the comparable 2010 period.  Our GAAP loss ratio for the quarter ended June 30, 2011 increased to 76.8% from 64.5% for the comparable 2010 period.  Our GAAP loss ratio for the six months ended June 30, 2011 increased to 80.4% from 65.5% for the comparable 2010 period.  The June 1, 2011 severe weather and tornado outbreaks across Western and Central Massachusetts caused extensive damage and as a result, we experienced $16,697 of catastrophe losses in our automobile and property lines for the quarter ended June 30, 2011 compared to no catastrophe losses for the comparable 2010 period.  Further, a reassessment of our catastrophe and severe weather losses which occurred during the quarter ended March 31, 2011 resulted in an additional $5,353 of losses recorded during the quarter ended June 30, 2011.  Included in the six months ended June 30, 2011 pre-tax results is $40,668 attributable to catastrophic weather event losses compared to $9,439 for the comparable 2010 period.  Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended June 30, 2011 increased to 67.8% from 54.9% for the comparable 2010 period.  Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2011 increased to 70.8% from 56.1% for the comparable 2010 period.  Total prior year favorable development included in the pre-tax results for the quarter and six months ended June 30, 2011 was $9,185 and $18,847, respectively, compared to prior years favorable development of $10,018 and $22,558, respectively, for the comparable 2010 periods.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the quarter ended June 30, 2011 increased by $1,814, or 4.3%, to $44,071 from $42,257 for the comparable 2010 period.  Underwriting, operating and related expense for the six months ended June 30, 2011 increased by $2,575, or 3.1%, to $86,700 from $84,125 for the comparable 2010 period. Our GAAP expense ratios for the quarter ended June 30, 2011 decreased to 29.6 % from 31.0% for the comparable 2010 period. Our GAAP expense ratios for the six months ended June 30, 2011 decreased to 29.6 % from 31.2% for the comparable 2010 period.

Interest Expenses.  Interest expense for the quarter ended June 30, 2011 was $21, compared to $22 for the comparable 2010 period. Interest expense for the six months ended June 30, 2011 was $43, compared to $44 for the comparable 2010 period.  The credit facility commitment fee included in interest expense for both the three and six months ended June 30, 2011 and 2010 was $19 and $37, respectively.

Income Tax Expense.  Our effective tax rate was 27.8% and 29.3% for the quarters ended June 30, 2011 and 2010, respectively. Our effective tax rate was 25.4% and 28.8% for the six months ended June 30, 2011 and 2010, respectively.  These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

Net Income.  Net income for the quarter ended June 30, 2011 was $4,085 compared to $15,089 for the comparable 2010 period.  Net income for the six months ended June 30, 2011 was $132 compared to $27,863 for the comparable 2010 period.  The decreases in net income for the three and six months ended June 30, 2011 from the comparable 2010 periods were primarily attributable to the increases in losses and loss adjustment expenses, as discussed above.

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

Net cash provided by operating activities was $6,589 and $2,385 during the six months ended June 30, 2011 and 2010, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash provided by investing activities during the six months ended June 30, 2011 was $22,875 as sales, paydowns, calls and maturities of fixed maturity and equity securities exceeded purchases of fixed maturity and equity securities.  Net cash used for investing activities during the six months ended June 30, 2010 was $19,150 as fixed maturities and equity securities purchases exceeded sales, paydowns, calls and maturities of fixed maturity and equity securities.

Net cash used for financing activities was $14,244 and $17,662 during the six months ended June 30, 2011 and 2010, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders.

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

Our obligations under the credit facility are secured by pledges of our assets and the capital stock of our operating subsidiaries.  The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. Among other covenants, the credit facility restricts the Company’s payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of our prior year’s net income, as determined in accordance with GAAP.  As of June 30, 2011, we were in compliance with all such covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

We had no amounts outstanding on our credit facility at June 30, 2011 and December 31, 2010.  The credit facility commitment fee included in interest expenses was computed at an annual rate of 0.25% on the $30,000 commitment at June 30, 2011 and 2010.

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices.  Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end 2010, the statutory surplus of Safety Insurance was $582,432, and its net income for 2010 was $51,560.  As a result, a maximum of $58,243 is available in 2011 for such dividends without prior approval of the Commissioner.  During the six months ended June 30, 2011, Safety Insurance recorded dividends to Safety of $12,300.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 15, 2011, our Board approved and declared a quarterly cash dividend on our common stock of $0.50 per share, or $7,542, which was paid on March 15, 2011 to shareholders of record on March 1, 2011.  On May 4, 2011, our Board approved and declared a quarterly cash dividend of $0.50 per share, or $7,593, which was paid on June 15, 2011 to shareholders of record on June 1, 2011.  On August 3, 2011, our Board approved and declared a quarterly cash dividend on our common stock of $0.50 per share which will be paid on September 15, 2011 to shareholders of record on September 1, 2011.  We plan to continue to declare and pay quarterly cash dividends in 2011, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  On March 19, 2009, our Board increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company’s outstanding common shares. On August 4, 2010, our Board again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of the Company’s outstanding common shares.  Under the program, we may repurchase shares of our common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of June 30, 2011 and December 31, 2010, the Company had purchased 1,727,455 of its common shares on the open market under the program at a cost of $55,526.  There was no activity under the program during the six months ended June 30, 2011.  During the six months ended June 30, 2010, the Company purchased 162,907 shares of its common shares on the open market under the program at a cost of $5,815.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $319,512 to $361,628 as of June 30, 2011.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $351,275 as of June 30, 2011.

The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2011.  We have recorded reserves closer to the high end of the ranges of our projections.

Line of Business	Low	Recorded	High
Private passenger automobile	$206,422	$223,921	$230,260
Commercial automobile	38,398	43,839	44,090
Homeowners	50,521	57,362	59,211
All other	24,171	26,153	28,067
Total	$319,512	$351,275	$361,628

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of June 30, 2011.

Line of Business	Case	IBNR	Total
Private passenger automobile	$230,974	$(13,527)	$217,447
CAR assumed private passenger auto	4,975	1,499	6,474
Commercial automobile	28,739	3,685	32,424
CAR assumed commercial automobile	7,294	4,121	11,415
Homeowners	45,535	7,234	52,769
FAIR Plan assumed homeowners	2,371	2,222	4,593
All other	18,201	7,952	26,153
Total net reserves for losses and LAE	$338,089	$13,186	$351,275

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed private passenger and commercial automobile business are 23.2% and 36.1%, respectively, of our total reserves for CAR assumed private passenger and commercial automobile business as of June 30, 2011 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 48.4% of our total reserves for FAIR Plan assumed homeowners at June 30, 2011 due to similar reporting delays in the information we receive from FAIR Plan.  Our IBNR reserves for private passenger automobile have decreased due to the favorable development of case reserves in recent years.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of June 30, 2011.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$217,447
CAR assumed private passenger automobile		$6,474
Net private passenger automobile			$223,921
Commercial automobile	32,424
CAR assumed commercial automobile		11,415
Net commercial automobile			43,839
Homeowners	52,769
FAIR Plan assumed homeowners		4,593
Net homeowners			57,362
All other	26,153	—	26,153
Total net reserves for losses and LAE	$328,793	$22,482	$351,275

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the six months ended June 30, 2011, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $2,934.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $1,907 effect on net income, or $0.13 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the six months ended June 30, 2011.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,349)	$(2,174)	$—
Estimated increase in net income	2,827	1,413	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,174)	—	2,174
Estimated increase (decrease) in net income	1,413	—	(1,413)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,174	4,349
Estimated decrease in net income	—	(1,413)	(2,827)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(648)	(324)	—
Estimated increase in net income	421	211	—
No Change in Severity
Estimated (decrease) increase in reserves	(324)	—	324
Estimated increase (decrease) in net income	211	—	(211)
+1 Percent Change in Severity
Estimated increase in reserves	—	324	648
Estimated decrease in net income	—	(211)	(421)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,055)	(528)	—
Estimated increase in net income	686	343	—
No Change in Severity
Estimated (decrease) increase in reserves	(528)	—	528
Estimated increase (decrease) in net income	343	—	(343)
+1 Percent Change in Severity
Estimated increase in reserves	—	528	1,055
Estimated decrease in net income	—	(343)	(686)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(523)	(262)	—
Estimated increase in net income	340	170	—
No Change in Severity
Estimated (decrease) increase in reserves	(262)	—	262
Estimated increase (decrease) in net income	170	—	(170)
+1 Percent Change in Severity
Estimated increase in reserves	—	262	523
Estimated decrease in net income	—	(170)	(340)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2011.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(65)	$65
Estimated increase (decrease) in net income	42	(42)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(114)	114
Estimated increase (decrease) in net income	74	(74)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(46)	46
Estimated increase (decrease) in net income	30	(30)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $18,847, and $22,558 during the six months ended June 30, 2011 and 2010, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2011 and 2010.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Six Months Ended June 30,
Accident Year	2011	2010
2001 & prior	$47	$(572)
2002	(135)	(182)
2003	(375)	(857)
2004	(739)	(1,076)
2005	(1,926)	(2,696)
2006	(3,140)	(4,364)
2007	(3,365)	(4,926)
2008	(6,037)	(4,629)
2009	(2,094)	(3,256)
2010	(1,083)	—
All prior years	$(18,847)	$(22,558)

The decreases in prior years reserves during the six months ended June 30, 2011 and 2010 resulted from re-estimations of prior year ultimate loss and LAE liabilities.The 2011 decrease is primarily composed of reductions of $14,289 in our retained automobile reserves and $2,580 in our retained homeowners reserves.  The 2010 decrease is primarily composed of reductions of $15,679 in our retained automobile reserves, $3,080 in CAR assumed reserves and $3,037 in our retained homeowners reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the six months ended June 30, 2011.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2001 & prior	$148	$(101)	$—	$—	$47
2002	(134)	(1)	—	—	(135)
2003	(270)	(105)	—	—	(375)
2004	(521)	(166)	(52)	—	(739)
2005	(1,521)	(404)	(1)	—	(1,926)
2006	(1,974)	(161)	(768)	(237)	(3,140)
2007	(2,018)	(654)	(693)	—	(3,365)
2008	(3,608)	(830)	(891)	(708)	(6,037)
2009	(2,435)	(195)	268	268	(2,094)
2010	(86)	(142)	(847)	(8)	(1,083)
All prior years	$(12,419)	$(2,759)	$(2,984)	$(685)	$(18,847)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the six months ended June 30, 2011; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2001 & prior	$148	$(101)	$—	$—	$47
2002	(134)	(1)	—	—	(135)
2003	(240)	(100)	—	—	(340)
2004	(493)	(151)	(51)	—	(695)
2005	(1,494)	(374)	—	—	(1,868)
2006	(1,906)	(108)	(751)	(237)	(3,002)
2007	(1,978)	(511)	(672)	—	(3,161)
2008	(3,532)	(723)	(843)	(708)	(5,806)
2009	(2,258)	(134)	441	268	(1,683)
2010	1	(200)	(704)	(8)	(911)
All prior years	$(11,886)	$(2,403)	$(2,580)	$(685)	$(17,554)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the six months ended June 30, 2011.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2001 & prior	$—	$—	$—	$—
2002	—	—	—	—
2003	(30)	(5)	—	(35)
2004	(28)	(15)	(1)	(44)
2005	(27)	(30)	(1)	(58)
2006	(68)	(53)	(17)	(138)
2007	(40)	(143)	(21)	(204)
2008	(76)	(107)	(48)	(231)
2009	(177)	(61)	(173)	(411)
2010	(87)	58	(143)	(172)
All prior years	$(533)	$(356)	$(404)	$(1,293)

Our private passenger automobile line of business prior year reserves decreased by $12,419 for the six months ended June 30, 2011.  The decrease was primarily due to improved retained private passenger results of $11,168 for the accident years 2005 through 2009 The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $2,759 for the six months ended June 30, 2011 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves decreased by $2,580 for the six months ended June 30, 2011.  Our FAIR Plan homeowners reserve decreased by $404 for the six months ended June 30, 2011.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2011
Estimated fair value	$1,074,431	$1,033,321	$989,182
Estimated increase (decrease) in fair value	$41,110	$—	$(44,139)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At June 30, 2011, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2011, assuming that all of such debt is outstanding for the entire year.

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

Item 4.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended [the “Exchange Act”]) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are adequate and effective and ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and that information required to be disclosed in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  On March 19, 2009, the Board increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company’s outstanding common shares. On August 4, 2010, our Board again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of the Company’s outstanding common shares.  Under the program, we may repurchase shares of our common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  There was no activity under this repurchase program for the six months ended June 30, 2011.

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

Date: August 8, 2011

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description

11.0	Statement re:Computation of Per Share Earnings.(1)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.(2)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.(2)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.(2)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.(2)
101

The following materials from Safety Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (vi) related notes to these financial statements, tagged as blocks of text. (2)

(1)  Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, Earnings per Weighted Average Common Share.

(2)  Included herein.