Form 10-Q
period 2011-09-30
SAFETY INSURANCE GROUP INC
filed 2011-11-08
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 3, 2011, there were 15,186,787 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,022,546 and $1,030,354)	$1,073,216	$1,063,237
Equity securities, at fair value (cost: $20,215 and $13,704)	20,079	14,624
Other invested assets, at cost, which approximates fair value	7,783	2,817
Total investments	1,101,078	1,080,678
Cash and cash equivalents	44,266	40,291
Accounts receivable, net of allowance for doubtful accounts	164,203	145,726
Receivable for securities sold	2,511	—
Accrued investment income	8,620	9,471
Taxes recoverable	9,652	5,061
Receivable from reinsurers related to paid loss and loss adjustment expenses	8,432	4,579
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	52,579	53,147
Ceded unearned premiums	12,634	12,461
Deferred policy acquisition costs	59,507	52,824
Deferred income taxes	—	3,643
Equity and deposits in pools	13,949	19,971
Other assets	11,766	11,600
Total assets	$1,489,197	$1,439,452

Liabilities
Loss and loss adjustment expense reserves	$398,337	$404,391
Unearned premium reserves	345,165	306,053
Accounts payable and accrued liabilities	38,972	54,239
Payable for securities purchased	14,668	—
Payable to reinsurers	10,964	5,571
Deferred income taxes	2,381	—
Other liabilities	23,426	15,722
Total liabilities	833,913	785,976

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 16,915,232 and 16,795,504 shares issued	169	168
Additional paid-in capital	156,079	151,317
Accumulated other comprehensive income, net of taxes	32,847	21,972
Retained earnings	521,758	535,545
Treasury stock, at cost: 1,728,645 and 1,727,455 shares	(55,569)	(55,526)
Total shareholders’ equity	655,284	653,476
Total liabilities and shareholders’ equity	$1,489,197	$1,439,452

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net earned premiums	$151,254	$139,190	$444,620	$408,490
Net investment income	10,081	10,108	29,716	31,757
Net realized gains on investments	1,844	363	2,702	295
Finance and other service income	4,856	4,770	13,731	13,642
Total revenue	168,035	154,431	490,769	454,184

Losses and loss adjustment expenses	111,545	88,455	347,359	264,905
Underwriting, operating and related expenses	45,453	44,229	132,153	128,354
Interest expense	23	22	66	66
Total expenses	157,021	132,706	479,578	393,325

Income before income taxes	11,014	21,725	11,191	60,859
Income tax expense	2,204	6,258	2,249	17,529
Net income	$8,810	$15,467	$8,942	$43,330

Earnings per weighted average common share:
Basic	$0.58	$1.03	$0.59	$2.87
Diluted	$0.58	$1.03	$0.59	$2.87

Cash dividends paid per common share	$0.50	$0.50	$1.50	$1.30

Number of shares used in computing earnings per share:
Basic	15,187,430	15,018,988	15,157,762	15,072,238
Diluted	15,195,819	15,036,656	15,169,738	15,089,317

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2009	$166	$144,814	$18,866	$506,301	$(49,712)	$620,435
Net income, January 1 to September 30, 2010				43,330		43,330
Other comprehensive income, net of deferred federal income taxes			17,055			17,055
Unearned compensation on restricted stock, net of deferred federal income taxes	2	3,091				3,093
Exercise of options, net of federal income taxes		895				895
Dividends paid				(19,573)		(19,573)
Acquisition of treasury stock					(5,814)	(5,814)
Balance at September 30, 2010	$168	$148,800	$35,921	$530,058	$(55,526)	$659,421

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2010	$168	$151,317	$21,972	$535,545	$(55,526)	$653,476
Net income, January 1 to September 30, 2011				8,942		8,942
Other comprehensive income, net of deferred federal income taxes			10,875			10,875
Unearned compensation on restricted stock, net of deferred federal income taxes	1	3,797				3,798
Exercise of options, net of federal income taxes		965				965
Dividends paid				(22,729)		(22,729)
Acquisition of treasury stock					(43)	(43)
Balance at September 30, 2011	$169	$156,079	$32,847	$521,758	$(55,569)	$655,284

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$8,810	$15,467	$8,942	$43,330

Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of tax expense of $4,200, $3,520, $6,801, and $9,287	7,799	6,539	12,631	17,247
Reclassification adjustment for gains included in net income, net of tax expense of ($646), ($126), ($946), and ($103)	(1,198)	(237)	(1,756)	(192)
Unrealized gains on securities available for sale	6,601	6,302	10,875	17,055

Comprehensive income	$15,411	$21,769	$19,817	$60,385

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$8,942	$43,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	9,196	9,227
Provision (benefit) for deferred income taxes	168	(852)
Net realized gains on investments	(2,702)	(295)
Gains on sales of fixed assets	—	(9)
Changes in assets and liabilities:
Accounts receivable	(18,477)	(21,114)
Accrued investment income	851	821
Receivable from reinsurers	(3,285)	8,299
Ceded unearned premiums	(173)	1,806
Deferred policy acquisition costs	(6,683)	(7,679)
Other assets	2,290	(3,892)
Loss and loss adjustment expense reserves	(6,054)	(26,640)
Unearned premium reserves	39,112	40,327
Accounts payable and accrued liabilities	(15,267)	(16,353)
Payable to reinsurers	5,393	6,280
Other liabilities	7,704	(2,223)
Net cash provided by operating activities	21,015	31,033

Cash flows from investing activities:
Fixed maturities purchased	(255,905)	(215,205)
Equity securities purchased	(12,512)	(5,874)
Other invested assets purchased	(5,060)	—
Proceeds from sales and paydowns of fixed maturities	200,650	174,953
Proceeds from maturities, redemptions, and calls of fixed maturities	74,162	54,932
Proceed from sales of equity securities	6,235	2,079
Proceeds from maturities of other invested assets	94	68
Fixed assets purchased	(2,828)	(803)
Proceeds from sales of fixed assets	—	9
Net cash provided by investing activities	4,836	10,159

Cash flows from financing activities:
Proceeds from stock options exercised	900	518
Excess tax (expense) benefit from stock options exercised	(4)	90
Dividends paid to shareholders	(22,729)	(19,573)
Acquisition of treasury stock	(43)	(5,814)
Net cash used for financing activities	(21,876)	(24,779)

Net increase in cash and cash equivalents	3,975	16,413
Cash and cash equivalents at beginning of year	40,291	74,470
Cash and cash equivalents at end of period	$44,266	$90,883

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

The financial information as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods.  These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2011.

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

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, New Hampshire personal umbrella insurance during 2009, and New Hampshire commercial automobile insurance during 2011.  For the nine months ended September 30, 2011 and 2010, the Company wrote $4,084 and $1,962, respectively, in direct written premiums in New Hampshire.

2.  Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 (Topic 820), Improving Disclosures about Fair Value Measurements, which amends and clarifies existing guidance related to fair value measurements and disclosures.  This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation.  It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements.  The Company adopted this guidance effective for quarter ended March 31, 2010, except for the new disclosures in the Level 3 reconciliation.  The Level 3 disclosures were effective for periods ending after December 15, 2010 and were implemented for year-end December 31, 2010.  The adoption of the guidance had no impact on the Company’s consolidated financial condition or results of operations.

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

3.  Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period including unvested restricted shares which are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  At September 30, 2011 and 2010, the Company’s potentially dilutive instruments were common shares under options of 125,900 and 191,780, respectively.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income available to common shareholders for basic and diluted earnings per share	$8,810	$15,467	$8,942	$43,330

Weighted average number of common shares outstanding	14,933,313	14,741,487	14,897,410	14,795,227
Common equivalent shares- restricted stock	254,117	277,501	260,352	277,011
Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,187,430	15,018,988	15,157,762	15,072,238
Common equivalent shares- stock options	8,389	17,668	11,976	17,079
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,195,819	15,036,656	15,169,738	15,089,317

Basic earnings per share	$0.58	$1.03	$0.59	$2.87
Diluted earnings per share	$0.58	$1.03	$0.59	$2.87

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive.  There were 82,800 anti-dilutive stock options for the three months ended September 30, 2011 and no anti-dilutive stock options for the nine months ended September 30, 2011.  There were 119,725 anti-dilutive stock options for both the three and nine months ended September 30, 2010.

4.  Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan.  At September 30, 2011, there were 718,859 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

A summary of stock-based awards granted under the Incentive Plan during the nine months ended September 30, 2011 is as follows.

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

Stock Options

The fair value of stock options used to compute net income and EPS for the three months ended September 30, 2010 and the nine months ended September 30, 2011 and 2010 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected dividend yield	NA	1.68%	1.68%	1.36% - 1.68%
Expected volatility	NA	0.36	0.36	0.31 - 0.36
Risk-free interest rate	NA	4.76%	4.76%	4.35% - 4.76%
Expected holding period	NA	6.5 years	6.5 years	6.5 - 7 years

Expected dividend yield is the Company’s dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future.  Expected volatility is based on historical volatility of the Company’s common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option.  The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option.  The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term.  There were no stock options granted during the three and nine months ended September 30, 2011 and 2010.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes stock option activity under the Incentive Plan for the nine months ended September 30, 2011.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	151,003	$37.30
Exercised	(25,103)	$35.84
Outstanding at end of period	125,900	$37.59	3.9 years	$445
Exercisable at end of period	125,900	$37.59	3.9 years	$445

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $37.83 on September 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.  The range of exercise prices on stock options outstanding under the Incentive Plan was $13.30 to $42.85 at September 30, 2011 and $12.00 to $42.85 at September 30, 2010.  The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $122 and $471, respectively.

A summary of the status of non-vested options as of September 30, 2011 is presented below.

		Weighted Average
	Number of	Grant Date
	Shares	Exercise Price
Non-vested at beginning of year	23,945	$42.85
Vested	(23,945)	$42.85
Non-vested at end of period	—	$—

As of March 31, 2011, all compensation expense related to non-vested option awards had been recognized.  Cash received from options exercised was $900 and $518 for the nine months ended September 30, 2011 and 2010, respectively.

Restricted Stock

Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as expense over the requisite service period.

The following table summarizes restricted stock activity under the Incentive Plan during the nine months ended September 30, 2011.

	Shares	Weighted
	Under	Average
	Restriction	Fair Value
Outstanding at beginning of the year	301,501	$35.13
Granted	95,204	$46.78
Vested and unrestricted	(114,009)	$34.67
Forfeited	(579)	$37.75
Outstanding at end of period	282,117	$39.24

As of September 30, 2011, there was $7,611 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years.  The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2011 and 2010 was $3,953 and $3,782, respectively.  For the nine months ended September 30, 2011 and 2010, the Company recorded compensation expense related to restricted stock of $2,166 and $1,970, net of income tax benefits of $1,166 and $1,060, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of September 30, 2011
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$43,324	$2,037	$—	$—	$45,361
Obligations of states and political subdivisions	411,711	19,091	(440)	—	430,362
Residential mortgage-backed securities (1)	274,031	17,614	(46)	—	291,599
Commercial mortgage-backed securities	50,570	1,569	(2)	—	52,137
Other asset-backed securities	13,489	1,018	—	—	14,507
Corporate and other securities	229,421	10,299	(470)	—	239,250
Subtotal, fixed maturity securities	1,022,546	51,628	(958)	—	1,073,216
Equity securities (2)	20,215	621	(757)	—	20,079
Other invested assets	7,783	—	—	—	7,783
Totals	$1,050,544	$52,249	$(1,715)	$—	$1,101,078

	As of December 31, 2010
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$87,830	$280	$(1,841)	$—	$86,269
Obligations of states and political subdivisions	436,082	12,014	(2,906)	—	445,190
Residential mortgage-backed securities (1)	237,405	15,295	(39)	—	252,661
Commercial mortgage-backed securities	61,259	2,332	—	—	63,591
Other asset-backed securities	16,543	862	—	—	17,405
Corporate and other securities	191,235	7,769	(883)	—	198,121
Subtotal, fixed maturity securities	1,030,354	38,552	(5,669)	—	1,063,237
Equity securities (2)	13,704	920	—	—	14,624
Other invested assets	2,817	—	—	—	2,817
Totals	$1,046,875	$39,472	$(5,669)	$—	$1,080,678

(1)  Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).  The total of these fixed maturity securities was $274,031 and $237,335 at amortized cost and $291,599 and $252,592 at fair value as of September 30, 2011 and December 31, 2010, respectively.

(2)  Equity securities includes interests in mutual funds of $12,721 and $11,210 at cost and $11,998 and $11,699 at fair value as of September 30, 2011 and December 31, 2010, respectively, held to fund the Company’s executive deferred compensation plan.

(3)  Our investment portfolio included 62 and 80 securities in an unrealized loss position at September 30, 2011 and December 31, 2010, respectively.

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

	As of September 30, 2011
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$18,377	$18,801
Due after one year through five years	221,554	230,552
Due after five years through ten years	237,953	251,580
Due after ten years through twenty years	165,199	170,993
Due after twenty years	41,373	43,047
Asset-backed securities	338,090	358,243
Totals	$1,022,546	$1,073,216

The gross realized gains (losses) on sales of fixed maturity and equity securities were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross realized gains
Fixed maturity securities	$1,712	$618	$3,289	$1,227
Equity securities	132	—	234	—
Gross realized losses
Fixed maturity securities	—	(255)	(821)	(924)
Equity securities	—	—	—	(8)
Net realized gains on investments	$1,844	$363	$2,702	$295

Proceeds from maturities, redemptions and calls of fixed maturity securities were $42,174 and $20,959 for the three months ended September 30, 2011 and 2010, respectively.  Proceeds from maturities, redemptions and calls of fixed maturity securities were $74,162 and $54,932 for the nine months ended September 30, 2011 and 2010, respectively.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following tables as of September 30, 2011 and December 31, 2010 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$17,912	$423	$4,591	$17	$22,503	$440
Residential mortgage-backed securities	13,494	40	215	6	13,709	46
Commercial mortgage-backed securities	2,095	2	—	—	2,095	2
Corporate and other securities	26,842	470	—	—	26,842	470
Subtotal, fixed maturity securities	60,343	935	4,806	23	65,149	958
Equity securities	6,033	757	—	—	6,033	757
Total temporarily impaired securities	$66,376	$1,692	$4,806	$23	$71,182	$1,715

	As of December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$38,318	$1,841	$—	$—	$38,318	$1,841
Obligations of states and political subdivisions	109,883	2,490	7,325	416	117,208	2,906
Residential mortgage-backed securities	1,312	31	298	8	1,610	39
Corporate and other securities	27,736	883	—	—	27,736	883
Total temporarily impaired securities	$177,249	$5,245	$7,623	$424	$184,872	$5,669

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

The unrealized losses in the Company’s fixed income and equity portfolio as of September 30, 2011 were reviewed for potential other-than-temporary asset impairments.  The Company held no securities at September 30, 2011 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at September 30, 2011 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

During the nine months ended September 30, 2011 and 2010, there was no significant deterioration in the credit quality of any of the Company’s holdings and no OTTI charges were recorded related to the Company’s portfolio of investment securities.  At September 30, 2011 and December 31, 2010, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of  liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest on fixed maturity securities	$10,228	$10,343	$30,324	$32,530
Dividends on equity securities	136	62	221	160
Interest on other invested assets	69	3	159	9
Interest on cash and cash equivalents	3	27	26	59
Total investment income	10,436	10,435	30,730	32,758
Investment expenses	355	327	1,014	1,001
Net investment income	$10,081	$10,108	$29,716	$31,757

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

The Company’s Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets.  The Company’s Level 2 securities are comprised of available-for-sale fixed maturity securities whose fair value was determined using observable market inputs and a real estate investment trust equity investment whose fair value was determined using the trust’s net asset value obtained from its audited financial statements.  Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs.  Investments valued using these inputs include U.S. Treasury securities and obligations of U.S. Government agencies, obligations of international government agencies, obligations of states and political subdivisions, corporate securities, commercial and residential mortgage-backed securities, and other asset-backed securities.  Inputs into the fair value application that are utilized by asset class include but are not limited to:

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

In order to ensure the fair value determination is representative of an exit price (consistent with ASC 820), the Company’s  procedures for validating quotes or prices obtained from third-parties include, but are not limited to, obtaining a minimum of two price quotes for each fixed maturity security if possible, as discussed above, the periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date, and the periodic review of reports provided by its investment manager regarding those securities with ratings changes and securities placed on its “Watch List.” In addition, valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company’s external investment manager, whose investment professionals are familiar with the securities being priced and the markets in which they trade, to ensure the fair value determination is representative of an exit price (consistent with ASC 820).

The Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2011.  There were no significant changes to the valuation process during the nine months ending September 30,

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

2011.  As of September 30, 2011 and December 31, 2010, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

	As of September 30, 2011
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$45,361	$—	$45,361	$—
Obligations of states and political subdivisions	430,362	—	430,362	—
Residential mortgage-backed securities	291,599	—	291,599	—
Commercial mortgage-backed securities	52,137	—	52,137	—
Other asset-backed securities	14,507	—	14,507	—
Corporate and other securities	239,250	—	239,250	—
Equity securities	20,079	14,903	5,176	—
Total investment securities	$1,093,295	$14,903	$1,078,392	$—

	As of December 31, 2010
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$86,269	$—	$86,269	$—
Obligations of states and political subdivisions	445,190	—	445,190	—
Residential mortgage-backed securities	252,661	—	252,661	—
Commercial mortgage-backed securities	63,591	—	63,591	—
Other asset-backed securities	17,405	—	17,405	—
Corporate and other securities	198,121	—	198,121	—
Equity securities	14,624	14,624	—	—
Total investment securities	$1,077,861	$14,624	$1,063,237	$—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2011 and 2010.

The following tables summarize the changes in the Company’s Level 3 fair value measurements for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$—	$3,182	$—	$2,504
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	685	—	1,363
Purchases and sales	—	—	—	—
Transfers in (out) of Level 3	—	(3,867)	—	(3,867)
Balance at end of period	$—	$—	$—	$—
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of Level 3 during the three and nine months ended September 30, 2011.  On January 1 and July 1, 2010, the Company’s Level 3 securities consisted of one asset-backed security whose price was based solely on a single broker quote which was deemed to be obtained through unobservable inputs.  During the quarter

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

ended September 30, 2010, a cash tender offer was received for this security.  As a result, the fair value of the security at September 30, 2010 was deemed to be based on observable inputs and accordingly, was transferred into Level 2.  This security was sold during October 2010.

6.   Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Nine Months Ended September 30,
	2011	2010
Reserves for losses and LAE at beginning of year	$404,391	$439,706
Less receivable from reinsurers related to unpaid losses and LAE	(53,147)	(64,874)
Net reserves for losses and LAE at beginning of year	351,244	374,832
Incurred losses and LAE, related to:
Current year	372,481	297,800
Prior years	(25,122)	(32,895)
Total incurred losses and LAE	347,359	264,905
Paid losses and LAE related to:
Current year	237,742	174,087
Prior years	115,103	109,310
Total paid losses and LAE	352,845	283,397
Net reserves for losses and LAE at end of period	345,758	356,340
Plus receivable from reinsurers related to unpaid losses and LAE	52,579	56,726
Reserves for losses and LAE at end of period	$398,337	$413,066

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $25,122 and $32,895 for the nine months ended September 30, 2011 and 2010, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decrease in prior years reserves during the 2011 period is primarily composed of reductions of $19,335 in the Company’s retained automobile reserves and $2,765 in the Company’s retained homeowners reserves.  The decrease in prior year reserves during the 2010 period is primarily composed of reductions of $23,066 in the Company’s retained automobile reserves and $5,038 in reserves assumed from Commonwealth Automobile Reinsurers (“CAR”).

The Company’s private passenger automobile line of business prior year reserves decreased by $17,064 for the nine months ended September 30, 2011.  The decrease was primarily due to improved retained private passenger results of $15,704 for the accident years 2005 through 2009.  The Company’s private passenger automobile line of business prior year reserves decreased by $23,129 for the nine months ended September 30, 2010.  The decrease was primarily due to improved retained private passenger results of $16,622 for the accident years 2005 through 2009, and improved assumed CAR results for the private passenger automobile pool of $3,507 for accident years 2007 through 2009.  The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.  The improved CAR results were due primarily to improved CAR private passenger loss ratios as published and reported by the CAR Loss Reserving Committee.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  Among other covenants, the credit facility restricts the Company’s payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of the Company’s prior year’s net income, as determined in accordance with GAAP.  As of September 30, 2011, the Company was in compliance with all such covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at September 30, 2011 and December 31, 2010.  The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% per annum on the $30,000 commitment at September 30, 2011 and 2010.

9.  Income Taxes

Federal income tax expense for the nine months ended September 30, 2011 and 2010 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded a liability under ASC 740, Income Taxes.

During the nine months ended September 30, 2011, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of September 30, 2011 and December 31, 2010, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2008.  The Company is not currently under examination by the IRS.

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

During the nine months ended September 30, 2011, the Company purchased 1,190 shares of its common shares on the open market under the program at a cost of $43.  During the nine months ended September 30, 2010, the Company purchased 162,907 shares of its common shares on the open market under the program at a cost of $5,815.  As of September 30, 2011, the Company had purchased 1,728,645 shares on the open market at a cost of $55,569.  As of December 31, 2010, the Company had purchased 1,727,455 shares on the open market at a cost of $55,526.

11.   Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on this Form 10-Q with the SEC and no events have occurred that require recognition or disclosure.

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

We are a leading provider of private passenger automobile insurance in Massachusetts.  In addition to private passenger automobile insurance (which represented 68.7% of our direct written premiums in 2010), we offer a portfolio of other insurance products, including commercial automobile (10.4% of 2010 direct written premiums), homeowners (16.8% of 2010 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 4.1% of 2010 direct written premiums).  Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 783 in 939 locations throughout Massachusetts and New Hampshire during 2010. We have used these relationships and our extensive knowledge of the Massachusetts market to become the second largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.4% share of each of the Massachusetts private passenger and commercial automobile markets in 2011 based on automobile exposures, according to the Commonwealth Automobile Reinsurers (“CAR”) Cession Volume Analysis Report of October 26, 2011.    These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number divided by 12 equals the insurer’s number of car-years, a measure we refer to in this report as automobile exposures.

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, New Hampshire personal umbrella insurance during 2009, and New Hampshire commercial automobile insurance during 2011.  During the nine months ended September 30, 2011 and 2010, we wrote $4,084 and $1,962, respectively, in direct written premiums in New Hampshire.

Recent Trends and Events

•                  We experienced $12,375 of catastrophe losses in our automobile and property lines for the quarter ended September 30, 2011 as a result of the Western Massachusetts wind and hail storm which occurred in July 2011 and Tropical Storm Irene which occurred in August 2011.

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

On July 16, 2007, the Commissioner issued two decisions that significantly changed how private passenger automobile insurance was regulated in Massachusetts.  In the first decision, the Commissioner approved and set a time table for the implementation of new CAR rules pursuant to which the reinsurance program run by CAR was replaced with an assigned risk plan, the Massachusetts Automobile Insurance Plan (“MAIP”).  Under these new rules, as of April 1, 2009 we are no longer assigned ERPs and instead, we are assigned individual policies by CAR.  The MAIP began with business effective on or after April 1, 2008 for new business and those risks that had 10 or more Safe Driver Points.  Beginning April 1, 2009, all business was eligible for MAIP except those risks that have no violations or accidents in the preceding three-year period (so called “Clean in three” risks).  The last policy effective date on which any risk could be ceded to CAR was March 31, 2009.

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

CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the “Taxi/Limo Program”).  On April 25, 2007, Safety Insurance submitted through a Request for Proposal a bid to process a portion of the Taxi/Limo Program.  CAR approved Safety Insurance as one of the two servicing carriers for this program beginning January 1, 2008, and CAR again approved Safety Insurance beginning January 1, 2011 as one of the two servicing carriers.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
GAAP ratios:
Loss ratio	73.7%	63.5%	78.1%	64.8%
Expense ratio	30.1	31.8	29.7	31.4
Combined ratio	103.8%	95.3%	107.8%	96.2%

Stock-Based Compensation

Long-term incentive compensation is provided under the our 2002 Management Omnibus Incentive Plan (the “Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At September 30, 2011, there were 718,859 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the nine months ended September 30, 2011 is as follows.

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business.  We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”).  In the aftermath of Hurricane Katrina in 2005, the reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event.  We continue to adjust our reinsurance programs as a result of the changes to the models.  As of January 1, 2011, we have purchased four layers of excess catastrophe reinsurance providing $505,000 of coverage for property losses in excess of $30,000 up to a maximum of $535,000.  Our reinsurers co-participation is 85.0% of $50,000 for the 1st layer, 85.0% of $80,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer, and 80.0% of $125,000 for the 4th layer.  As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance in 2011 protects us in the event of a “125-year storm” (that is, a storm of a severity expected to occur once in a 125-year period).  Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A” (Excellent).  Most of our other reinsurers have an A.M. Best rating of “A” (Excellent) however in no case is a reinsurer rated below “A-” (Excellent).  Our losses from 2011 catastrophic weather events in Massachusetts have been less than our retention to date.

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2011, the FAIR Plan purchased $1,000,000 of catastrophe reinsurance for property losses in excess of $200,000.  At September 30, 2011, we had no material amounts recoverable from any reinsurer, excluding $42,491 recoverable from CAR.

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

Results of Operations

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

The following table shows certain of our selected financial results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Direct written premiums	$167,168	$157,038	$504,382	$471,527
Net written premiums	$158,215	$150,004	$483,559	$450,623
Net earned premiums	$151,254	$139,190	$444,620	$408,490
Net investment income	10,081	10,108	29,716	31,757
Net realized gains on investments	1,844	363	2,702	295
Finance and other service income	4,856	4,770	13,731	13,642
Total revenue	168,035	154,431	490,769	454,184
Loss and loss adjustment expenses	111,545	88,455	347,359	264,905
Underwriting, operating and related expenses	45,453	44,229	132,153	128,354
Interest expense	23	22	66	66
Total expenses	157,021	132,706	479,578	393,325
Income before income taxes	11,014	21,725	11,191	60,859
Income tax expense	2,204	6,258	2,249	17,529
Net income	$8,810	$15,467	$8,942	$43,330
Earnings per weighted average common share:
Basic	$0.58	$1.03	$0.59	$2.87
Diluted	$0.58	$1.03	$0.59	$2.87
Cash dividends paid per common share	$0.50	$0.50	$1.50	$1.30

Direct Written Premiums.  Direct written premiums for the quarter ended September 30, 2011 increased by $10,130, or 6.5%, to $167,168 from $157,038 for the comparable 2010 period.  Direct written premiums for the nine months ended September 30, 2011 increased by $32,855, or 7.0%, to $504,382 from $471,527 for the comparable 2010 period.  The 2011 increases occurred primarily in our personal automobile and homeowners lines, which both experienced an increase of 3.1% in average written premium per exposure and increases of 1.7% and 12.5%, respectively, in written exposures for the nine months ended September 30, 2011 from the comparable 2010 period.  The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.

Net Written Premiums.  Net written premiums for the quarter ended September 30, 2011 increased by $8,211, or 5.5%, to $158,215 from $150,004 for the comparable 2010 period.  Net written premiums for the nine months ended September 30, 2011 increased by $32,936, or 7.3%, to $483,559 from $450,623 for the comparable 2010 period.  The 2011 increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the quarter ended September 30, 2011 increased by $12,064, or 8.7%, to $151,254 from $139,190 for the comparable 2010 period.  Net earned premiums for the nine months ended September 30, 2011 increased by $36,130, or 8.8% to $444,620 from $408,490 for the comparable 2010 period.  The 2011 increase was primarily due to the factors that increased direct written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Written Premiums
Direct	$167,168	$157,038	$504,382	$471,527
Assumed	3,115	2,617	11,812	9,557
Ceded	(12,068)	(9,651)	(32,635)	(30,461)
Net written premiums	$158,215	$150,004	$483,559	$450,623

Earned Premiums
Direct	$158,631	$147,440	$465,583	$430,506
Assumed	3,609	2,463	11,499	10,251
Ceded	(10,986)	(10,713)	(32,462)	(32,267)
Net earned premiums	$151,254	$139,190	$444,620	$408,490

Net Investment Income.  Net investment income for the quarter ended September 30, 2011 decreased by $27, or 0.3%, to $10,081 from $10,108 for the comparable 2010 period.  Net investment income for the nine months ended September 30, 2011 decreased by $2,041, or 6.4%, to $29,716 from $31,757 for the comparable 2010 period.  The 2011 decrease primarily resulted from lower short-term interest rates and ongoing maintenance of short duration to protect the portfolio from rising interest rates.  Net effective annualized yield on the investment portfolio decreased to 3.7% for the quarter and nine months ended September 30, 2011 from 3.8% and 4.0%, respectively, for the comparable 2010 periods.  Our duration was 3.8 years at September 30, 2011, up from 3.3 years at December 31, 2010.

Net Realized Gains on Investments.  Net realized gains on investments were $1,844 for the quarter ended September 30, 2011 compared to net realized gains of $363 for the comparable 2010 period.  Net realized gains on investments were $2,702 for the nine months ended September 30, 2011 compared to net realized gains of $295 for the comparable 2010 period.

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of September 30, 2011
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$43,324	$2,037	$—	$—	$45,361
Obligations of states and political subdivisions	411,711	19,091	(440)	—	430,362
Residential mortgage-backed securities (1)	274,031	17,614	(46)	—	291,599
Commercial mortgage-backed securities	50,570	1,569	(2)	—	52,137
Other asset-backed securities	13,489	1,018	—	—	14,507
Corporate and other securities	229,421	10,299	(470)	—	239,250
Subtotal, fixed maturity securities	1,022,546	51,628	(958)	—	1,073,216
Equity securities (2)	20,215	621	(757)	—	20,079
Other invested assets	7,783	—	—	—	7,783
Totals	$1,050,544	$52,249	$(1,715)	$—	$1,101,078

(1)  Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations and mortgage-backed securities guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).  The total of these fixed maturity securities was $274,031 at amortized cost and $291,599 at fair value as of September 30, 2011.

(2)  Equity securities includes interests in mutual funds of $12,721 at cost and $11,998 at fair value as of September 30, 2011 held to fund the Company’s executive deferred compensation plan.

(3)  Our investment portfolio included 62 securities in an unrealized loss position at September 30, 2011.

(4)  Amounts in this column represent other-than-temporary impairments recognized in accumulated other comprehensive income.

We continue to hold no subprime mortgage debt securities.  All of our holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of September 30, 2011
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$344,242	32.1%
Aaa/Aa	508,064	47.3
A	106,491	9.9
Baa	66,136	6.2
Not rated	48,283	4.5
Total	$1,073,216	100.0%

As of September 30, 2011, our portfolio of fixed maturity investments was comprised entirely of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities, with the exception of one security which represented less than 0.5% of our total investment in fixed income securities.  All of the securities not rated by Moody’s were rated investment grade by Standard & Poor’s except for the one security mentioned above which was not rated by either rating agency.  Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2011.

	As of September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$17,912	$423	$4,591	$17	$22,503	$440
Residential mortgage-backed securities	13,494	40	215	6	13,709	46
Commercial mortgage-backed securities	2,095	2	—	—	2,095	2
Corporate and other securities	26,842	470	—	—	26,842	470
Subtotal, fixed maturity securities	60,343	935	4,806	23	65,149	958
Equity securities	6,033	757	—	—	6,033	757
Total temporarily impaired securities	$66,376	$1,692	$4,806	$23	$71,182	$1,715

As of September 30, 2011, we held insured investment securities of approximately $143,284, which represented approximately 13.0% of our total investments.  Approximately $39,378 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of September 30, 2011.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of September 30, 2011
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$18,635	$3,386	$15,249
Financial Guaranty Insurance Company	279	279	—
Assured Guaranty Municipal Corporation	64,041	31,175	32,866
National Public Finance Guaranty Corporation	56,170	4,538	51,632
Total municipal bonds	139,125	39,378	99,747
Other asset-backed securities
Ambac Assurance Corporation	4,159	—	4,159
Total other asset-backed securities	4,159	—	4,159
Total	$143,284	$39,378	$103,906

The Moody’s ratings of the Company’s insured investments held at September 30, 2011 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of September 30, 2011 for potential other-than-temporary asset impairments.  We held no debt securities at September 30, 2011 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was performed for securities appearing on our “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

Of the $1,715 gross unrealized losses as of September 30, 2011, $440 relates to obligations of states and political subdivisions.  The remaining $1,275 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

The unrealized losses recorded on the investment portfolio at September 30, 2011 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the nine months ended September 30, 2011 and 2010, there was no significant deterioration in the credit quality of any of our holdings and no other-than-temporary impairment (“OTTI”) charges were recorded related to our portfolio of investment securities.

For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of  this Form 10-Q.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income increased by $86, or 1.8%, to $4,856 for the quarter ended September 30, 2011 from $4,770 for the comparable 2010 period.  Finance and other service income increased by $89, or 0.7%, to $13,731 for the nine months ended September 30, 2011 from $13,642 for the comparable 2010 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the quarter ended September 30, 2011 increased by $23,090, or 26.1%, to $111,545 from $88,455 for the comparable 2010 period.  Losses and loss adjustment expenses incurred for the nine months ended September 30, 2011 increased by $82,454, or 31.1%, to $347,359 from $264,905 for the comparable 2010 period.  Our GAAP loss ratio for the quarter ended September 30, 2011 increased to 73.7% from 63.5% for the comparable 2010 period.  Our GAAP loss ratio for the nine months ended September 30, 2011 increased to 78.1% from 64.8% for the comparable 2010 period.  The  Western Massachusetts wind and hail storm which occurred in July 2011 and Tropical Storm Irene which occurred in August 2011 caused extensive damage and as a result, we experienced $12,375 of catastrophe losses in our automobile and property lines for the quarter ended September 30, 2011 compared to no catastrophe losses for the comparable 2010 period.  Included in the nine months ended September 30, 2011 pre-tax results is $53,043 attributable to catastrophic weather event losses compared to $9,439 for the comparable 2010 period.  Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended September 30, 2011 increased to 64.8% from 54.4% for the comparable 2010 period.  Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2011 increased to 68.8% from 55.5% for the comparable 2010 period.  Total prior year favorable development included in the pre-tax results for the quarter and nine months ended September 30, 2011 was $6,275 and $25,122, respectively, compared to prior years favorable development of $10,337 and $32,895, respectively, for the comparable 2010 periods.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the quarter ended September 30, 2011 increased by $1,224, or 2.8%, to $44,453 from $44,229 for the comparable 2010 period.  Underwriting, operating and related expenses for the nine months ended September 30, 2011 increased by $3,799, or 3.0%, to $132,153 from $128,354 for the comparable 2010 period. Our GAAP expense ratio for the quarter ended September 30, 2011 decreased to 30.1 % from 31.8% for the comparable 2010 period. Our GAAP expense ratio for the nine months ended September 30, 2011 decreased to 29.7 % from 31.4% for the comparable 2010 period.

Interest Expense.  Interest expense for the quarter ended September 30, 2011 was $23, compared to $22 for the comparable 2010 period.  Interest expense for the nine months ended September 30, 2011 was $66, the same as for the comparable 2010 period.  The credit facility commitment fee included in interest expense for both the three and nine months ended September 30, 2011 and 2010 was $19 and $56, respectively.

Income Tax Expense.  Our effective tax rates were 20.0% and 28.8% for the quarters ended September 30, 2011 and 2010, respectively.  Our effective tax rates were 20.1% and 28.8% for the nine months ended September 30, 2011 and 2010, respectively.  These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

Net Income.  Net income for the quarter ended September 30, 2011 was $8,810 compared to  $15,467 for the comparable 2010 period.  Net income for the nine months ended September 30, 2011 was $8,942 compared to $43,330 for the comparable 2010 period.  The decreases in net income for the three and nine months ended September 30, 2011 from the comparable 2010 periods were primarily attributable to the increases in losses and loss adjustment expenses, as discussed above.

Liquidity and Capital Resources

As a holding company, Safety’s assets consist primarily of the stock of our direct and indirect subsidiaries.  Our principal source of funds to meet our obligations and pay dividends to shareholders, therefore, is dividends and other permitted payments from our subsidiaries, principally Safety Insurance.  Safety is the borrower under our credit facility.

Safety Insurance’s sources of funds primarily include premiums received, investment income, and proceeds from sales and redemptions of investments.  Safety Insurance’s principal uses of cash are the payment of claims, operating expenses and taxes, the purchase of investments, and payment of dividends to Safety.

Net cash provided by operating activities was $21,015 and $31,033 during the nine months ended September 30, 2011 and 2010, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash provided by investing activities during the nine  months ended September 30, 2011 and 2010 was $4,836 and $10,159 primarily the result of proceeds from sales, paydowns, redemptions, calls and maturities of fixed maturity securities exceeding purchases of fixed maturity securities.

Net cash used for financing activities was $21,876 and $24,779 during the nine months ended September 30, 2011 and 2010, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders.

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

Our obligations under the credit facility are secured by pledges of our assets and the capital stock of our operating subsidiaries.  The credit facility is guaranteed by our non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk based capital ratios and statutory surplus of Safety Insurance as well as limitations or restrictions on indebtedness, liens, and other matters.  Among other covenants, the credit facility restricts the Company’s payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of our prior year’s net income, as determined in accordance with GAAP.  As of September 30, 2011, we were in compliance with all such covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

We had no amounts outstanding on our credit facility at September 30, 2011 and December 31, 2010.  The credit facility commitment fee included in interest expenses was computed at an annual rate of 0.25% on the $30,000 commitment at September 30, 2011 and 2010.

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices.  Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end 2010, the statutory surplus of Safety Insurance was $582,432, and its net income for 2010 was $51,560.  As a result, a maximum of $58,243 is available in 2011 for such dividends without prior approval of the Commissioner.  During the nine months ended September 30, 2011, Safety Insurance recorded dividends to Safety of $19,079.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 15, 2011, our Board approved and declared a quarterly cash dividend on our common stock of $0.50 per share, or $7,542, which was paid on March 15, 2011 to shareholders of record on March 1, 2011.  On May 4, 2011, our Board approved and declared a quarterly cash dividend of $0.50 per share, or $7,593, which was paid on June 15, 2011 to shareholders of record on June 1, 2011.  On August 3, 2011, our Board approved and declared a quarterly cash dividend on our common stock of $0.50 per share or $7,594 which was paid on September 15, 2011 to shareholders of record on September 1, 2011.  On November 2, 2011, our Board approved and declared a quarterly cash dividend on our common stock of $0.50 per share which will be paid on December 15, 2011 to shareholders of record on December 1, 2011.  We plan to continue to declare and pay quarterly cash dividends in 2012, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  On March 19, 2009, our Board increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company’s outstanding common shares.  On August 4, 2010, our Board again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of the Company’s outstanding common shares.  Under the program, we may repurchase shares of our common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  During the nine months ended September 30, 2011, the Company purchased 1,190 shares of its common shares on the open market under the program at a cost of $43.  During the nine months ended September 30, 2010, the Company purchased 162,907 shares of its common shares on the open market under the program at a cost of $5,815.  As of September 30, 2011, the Company had purchased 1,728,645 shares on the open market at a cost of $55,569.  As of December 31, 2010, the Company had purchased 1,727,455 shares on the open market at a cost of $55,526.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $311,592 to $357,291 as of September 30, 2011.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $345,758 as of September 30, 2011.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2011.  We have recorded reserves closer to the high end of the ranges of our projections.

Line of Business	Low	Recorded	High
Private passenger automobile	$205,118	$222,551	$229,894
Commercial automobile	35,228	42,215	42,519
Homeowners	48,706	54,419	56,018
All other	22,540	26,573	28,860
Total	$311,592	$345,758	$357,291

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of September 30, 2011.

Line of Business	Case	IBNR	Total
Private passenger automobile	$235,825	$(18,674)	$217,151
CAR assumed private passenger auto	4,134	1,266	5,400
Commercial automobile	27,066	3,909	30,975
CAR assumed commercial automobile	6,933	4,307	11,240
Homeowners	42,345	7,473	49,818
FAIR Plan assumed homeowners	2,514	2,087	4,601
All other	20,420	6,153	26,573
Total net reserves for losses and LAE	$339,237	$6,521	$345,758

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed private passenger and commercial automobile business are 23.4% and 38.3%, respectively, of our total reserves for these lines of business as of September 30, 2011 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 45.4% of our total reserves for this line of business at September 30, 2011 due to similar reporting delays in the information we receive from FAIR Plan.  Our IBNR reserves for private passenger automobile have decreased due to the favorable development of case reserves in recent years.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of September 30, 2011.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$217,151
CAR assumed private passenger automobile		$5,400
Net private passenger automobile			$222,551
Commercial automobile	30,975
CAR assumed commercial automobile		11,240
Net commercial automobile			42,215
Homeowners	49,818
FAIR Plan assumed homeowners		4,601
Net homeowners			54,419
All other	26,573	—	26,573
Total net reserves for losses and LAE	$324,517	$21,241	$345,758

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

We receive our final calendar year Participation Ratio report from CAR eight months after the end of that year, and thus we have to estimate for six quarters our share of the CAR deficit.  For example, for the year ended December 31, 2010 we had to estimate our 2010 policy year CAR Participation Ratio beginning with the first quarter of 2010 through the second quarter of 2011.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the nine months ended September 30, 2011, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $4,446.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $2,890 effect on net income, or $0.19 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30, 2011.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,343)	$(2,172)	$—
Estimated increase in net income	2,823	1,412	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,172)	—	2,172
Estimated increase (decrease) in net income	1,412	—	(1,412)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,172	4,343
Estimated decrease in net income	—	(1,412)	(2,823)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(620)	(310)	—
Estimated increase in net income	403	202	—
No Change in Severity
Estimated (decrease) increase in reserves	(310)	—	310
Estimated increase (decrease) in net income	202	—	(202)
+1 Percent Change in Severity
Estimated increase in reserves	—	310	620
Estimated decrease in net income	—	(202)	(403)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(996)	(498)	—
Estimated increase in net income	647	324	—
No Change in Severity
Estimated (decrease) increase in reserves	(498)	—	498
Estimated increase (decrease) in net income	324	—	(324)
+1 Percent Change in Severity
Estimated increase in reserves	—	498	996
Estimated decrease in net income	—	(324)	(647)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(531)	(266)	—
Estimated increase in net income	345	173	—
No Change in Severity
Estimated (decrease) increase in reserves	(266)	—	266
Estimated increase (decrease) in net income	173	—	(173)
+1 Percent Change in Severity
Estimated increase in reserves	—	266	531
Estimated decrease in net income	—	(173)	(345)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2011.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(54)	$54
Estimated increase (decrease) in net income	35	(35)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(112)	112
Estimated increase (decrease) in net income	73	(73)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(46)	46
Estimated increase (decrease) in net income	30	(30)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $25,122, and $32,895 during the nine months ended September 30, 2011 and 2010, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2011 and 2010.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Nine Months Ended September 30,
Accident Year	2011	2010
2001 & prior	$(21)	$(651)
2002	(138)	(587)
2003	(447)	(1,273)
2004	(815)	(1,548)
2005	(2,900)	(3,626)
2006	(3,789)	(6,358)
2007	(4,128)	(6,866)
2008	(7,506)	(7,199)
2009	(4,062)	(4,787)
2010	(1,316)	—
All prior years	$(25,122)	$(32,895)

The decreases in prior years reserves during the nine months ended September 30, 2011 and 2010 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2011 decrease is primarily composed of reductions of $19,335 in our retained automobile reserves and $2,765 in our retained homeowners reserves.  The 2010 decrease is primarily composed of reductions of $23,066 in our retained automobile reserves and $5,038 in CAR assumed reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2011.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2001 & prior	$130	$(147)	$(4)	$—	$(21)
2002	(136)	(2)	—	—	(138)
2003	(269)	(178)	—	—	(447)
2004	(524)	(239)	(52)	—	(815)
2005	(2,441)	(460)	1	—	(2,900)
2006	(2,552)	(238)	(763)	(236)	(3,789)
2007	(2,321)	(815)	(690)	(302)	(4,128)
2008	(4,802)	(830)	(891)	(983)	(7,506)
2009	(4,052)	(197)	247	(60)	(4,062)
2010	(97)	(180)	(1,031)	(8)	(1,316)
All prior years	$(17,064)	$(3,286)	$(3,183)	$(1,589)	$(25,122)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the nine months ended September 30, 2011; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2001 & prior	$130	$(147)	$(4)	$—	$(21)
2002	(136)	(2)	—	—	(138)
2003	(239)	(173)	—	—	(412)
2004	(496)	(224)	(51)	—	(771)
2005	(2,414)	(430)	—	—	(2,844)
2006	(2,484)	(184)	(751)	(236)	(3,655)
2007	(2,281)	(672)	(672)	(302)	(3,927)
2008	(4,693)	(723)	(843)	(983)	(7,242)
2009	(3,832)	(136)	441	(60)	(3,587)
2010	1	(200)	(885)	(8)	(1,092)
All prior years	$(16,444)	$(2,891)	$(2,765)	$(1,589)	$(23,689)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the nine months ended September 30, 2011.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2001 & prior	$—	$—	$—	$—
2002	—	—	—	—
2003	(30)	(5)	—	(35)
2004	(28)	(15)	(1)	(44)
2005	(27)	(30)	1	(56)
2006	(68)	(54)	(12)	(134)
2007	(40)	(143)	(18)	(201)
2008	(109)	(107)	(48)	(264)
2009	(220)	(61)	(194)	(475)
2010	(98)	20	(146)	(224)
All prior years	$(620)	$(395)	$(418)	$(1,433)

Our private passenger automobile line of business prior year reserves decreased by $17,064 for the nine months ended September 30, 2011.  The decrease was primarily due to improved retained private passenger results of $15,704 for the accident years 2005 through 2009 The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $3,286 for the nine months ended September 30, 2011 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves decreased by $2,765 for the nine months ended September 30, 2011.  Our FAIR Plan homeowners reserve decreased by $418 for the nine months ended September 30, 2011.

In estimating all our loss reserves, including CAR, we follow the guidance prescribed by Accounting Standards Codification (“ASC”) 944, Financial Services-Insurance.

For further information, see “Results of Operations: Losses and Loss Adjustment Expenses.”

Other-Than-Temporary Impairments

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

For further information, see “Results of Operations: Net Realized Gains on Investments.”

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

	As of September 30, 2011
	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
Estimated fair value	$1,114,106	$1,073,216	$1,028,139
Estimated increase (decrease) in fair value	$40,890	$—	$(45,077)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At September 30, 2011, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2011, assuming that all of such debt is outstanding for the entire year.

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

The following table provides information about Safety’s share repurchase activity for the quarter ended September 30, 2011.

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares that
	Number of	Price	Purchased as	May Yet Be
	Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan
July 1-31	—	$—	1,727,455	$34,474
August 1-31	—	$—	1,727,455	$34,474
September 1-30	1,190	$36.03	1,728,645	$34,431

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
Date: November 8, 2011

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Umbrella Liability Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety
Indemnity Insurance Company and Safety Property and Casualty Insurance Company and Swiss Reinsurance America Corporation Effective January 1, 2011. (2)
10.2	Property Catastrophe Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety
Indemnity Insurance Company and Safety Property and Casualty Insurance Company and Swiss Reinsurance America Corporation Effective January 1, 2011. (2)
10.3	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance
Company and Safety Property and Casualty Insurance Company and AON Benfield Effective January 1, 2011.(2)
11.0	Statement re: Computation of Per Share Earnings.(1)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.(2)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.(2)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.(2)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.(2)
101

The following materials from  Safety Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended  September 30, 2011 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three and nine months ended  September 30, 2011 and 2010; (ii) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended  September 30, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (vi) related notes to these financial statements, tagged as blocks of text.(2)

(1)  Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, Earnings per Weighted Average Common Share.

(2)  Included herein.