Form 10-Q
period 2012-03-31
SAFETY INSURANCE GROUP INC
filed 2012-05-09
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 8, 2012, there were 15,302,108 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $987,687 and $1,032,660)	$1,042,829	$1,086,813
Equity securities, at fair value (cost: $20,823 and $20,431)	22,493	21,080
Total investments	1,065,322	1,107,893
Cash and cash equivalents	84,770	37,890
Accounts receivable, net of allowance for doubtful accounts	159,721	154,143
Accrued investment income	9,594	10,169
Taxes recoverable	3,990	8,406
Receivable from reinsurers related to paid loss and loss adjustment expenses	4,011	3,526
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	51,163	51,774
Ceded unearned premiums	14,563	14,022
Deferred policy acquisition costs	58,627	56,716
Equity and deposits in pools	16,314	14,507
Other assets	16,518	13,448
Total assets	$1,484,593	$1,472,494

Liabilities
Loss and loss adjustment expense reserves	$401,138	$403,872
Unearned premium reserves	343,865	329,562
Accounts payable and accrued liabilities	42,581	52,032
Payable to reinsurers	4,973	5,338
Deferred income taxes	3,694	3,014
Other liabilities	19,286	22,363
Total liabilities	815,537	816,181

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,029,853 and 16,915,432 shares issued	170	169
Additional paid-in capital	158,991	157,167
Accumulated other comprehensive income, net of taxes	36,928	35,621
Retained earnings	528,536	518,925
Treasury stock, at cost: 1,728,645 shares	(55,569)	(55,569)
Total shareholders’ equity	669,056	656,313
Total liabilities and shareholders’ equity	$1,484,593	$1,472,494

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2012	2011
Net earned premiums	$155,536	$144,646
Net investment income	9,909	10,165
Net realized gains (losses) on investments	456	(419)
Finance and other service income	4,505	4,405
Total revenue	170,406	158,797

Losses and loss adjustment expenses	98,044	121,630
Underwriting, operating and related expenses	48,538	42,629
Interest expense	22	22
Total expenses	146,604	164,281

Income (loss) before income taxes	23,802	(5,484)
Income tax expense (benefit)	6,593	(1,530)
Net income (loss)	$17,209	$(3,954)

Earnings (loss) per weighted average common share:
Basic	$1.13	$(0.26)
Diluted	$1.13	$(0.26)

Cash dividends paid per common share	$0.50	$0.50

Number of shares used in computing earnings (loss) per share:
Basic	15,217,360	15,100,293
Diluted	15,225,852	15,100,293

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$17,209	$(3,954)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period, net of tax expense (benefit) of $863 and ($1,121)	1,603	(2,082)
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of ($160) and $147	(296)	272
Unrealized gains (losses) on securities available for sale	1,307	(1,810)
Comprehensive income (loss)	$18,516	$(5,764)

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2010	$168	$151,317	$21,972	$535,545	$(55,526)	$653,476
Net loss, January 1 to March 31, 2011				(3,954)		(3,954)
Other comprehensive loss, net of deferred federal income taxes			(1,810)			(1,810)
Exercise of options, net of federal income taxes		736				736
Unearned compensation on restricted stock, net of deferred federal income taxes	1	1,647				1,648
Dividends paid				(7,542)		(7,542)
Balance at March 31, 2011	$169	$153,700	$20,162	$524,049	$(55,526)	$642,554

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2011	$169	$157,167	$35,621	$518,925	$(55,569)	$656,313
Net income, January 1 to March 31, 2012				17,209		17,209
Other comprehensive income, net of deferred federal income taxes			1,307			1,307
Exercise of options, net of federal income taxes		380				380
Unearned compensation on restricted stock, net of deferred federal income taxes	1	1,444				1,445
Dividends paid				(7,598)		(7,598)
Balance at March 31, 2012	$170	$158,991	$36,928	$528,536	$(55,569)	$669,056

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$17,209	$(3,954)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	3,800	3,167
(Benefit) provision for deferred income taxes	(24)	22
Net realized (gains) losses on investments	(456)	419
Changes in assets and liabilities:
Accounts receivable	(5,578)	(1,152)
Accrued investment income	575	486
Receivable from reinsurers	126	1,252
Ceded unearned premiums	(541)	(17)
Deferred policy acquisition costs	(1,911)	(1,774)
Other assets	(432)	812
Loss and loss adjustment expense reserves	(2,734)	(7,659)
Unearned premium reserves	14,303	12,891
Accounts payable and accrued liabilities	(9,451)	(16,163)
Payable to reinsurers	(365)	(977)
Other liabilities	(3,077)	9,553
Net cash provided by (used for) operating activities	11,444	(3,094)

Cash flows from investing activities:
Fixed maturities purchased	(21,578)	(22,472)
Equity securities purchased	(3,170)	(4,207)
Proceeds from sales and paydowns of fixed maturities	52,007	48,190
Proceeds from maturities, redemptions, and calls of fixed maturities	13,392	1,263
Proceed from sales of equity securities	2,844	3,082
Fixed assets purchased	(841)	(749)
Net cash provided by investing activities	42,654	25,107

Cash flows from financing activities:
Proceeds from stock options exercised	380	685
Excess tax expense from stock options exercised	—	(19)
Dividends paid to shareholders	(7,598)	(7,542)
Net cash used for financing activities	(7,218)	(6,876)

Net increase in cash and cash equivalents	46,880	15,137
Cash and cash equivalents at beginning of year	37,890	40,291
Cash and cash equivalents at end of period	$84,770	$55,428

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

The financial information as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods.  These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2012.

The Company is a leading provider of personal lines property and casualty insurance focused primarily on the Massachusetts market.  The Company’s principal product line is private passenger automobile insurance, which accounted for 67.2% of its direct written premiums in 2011.  The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company (together referred to as the “Insurance Subsidiaries”).

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile in New Hampshire insurance during 2011.  For the three months ended March 31, 2012 and 2011, the Company wrote $1,663 and $973, respectively, in direct written premiums in New Hampshire.

2.  Recent Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26 (Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which updated guidance to address diversity in practice for the accounting of costs associated with acquiring or renewing insurance contracts.  This guidance modifies the definition of acquisition costs to specify that a cost be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred.  The guidance also specifies that advertising costs only should be included as deferred acquisition costs if the direct-response advertising accounting criteria are met.  The new guidance was effective for reporting periods beginning after December 15, 2011 and was to be applied prospectively, with retrospective application permitted.  The adoption of the guidance had no impact on the Company’s consolidated financial condition and results of operations.

In May 2011, the FASB issued ASU No. 2011-04  (Topic 820), Fair Value Measurements, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS), which clarifies the application of existing fair value measurement and disclosure requirements and amends certain fair value measurement principles, requirements and disclosures.  To improve consistency in global application across jurisdictions, changes in wording were made to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way.  The guidance was to be applied prospectively for reporting periods beginning after December 15, 2011.  The adoption of the guidance had no impact on the Company’s consolidated financial condition and results of operations.

In June 2011, the FASB issued ASU 2011-05 (Topic 220), Presentation of Comprehensive Income, which amends the presentation of comprehensive income and its components.  Under the new guidance, an entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements.  Both options require an entity to present reclassification adjustments for items reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The guidance was effective for reporting periods beginning after December 15, 2011 and was to be applied retrospectively.  The impact of adoption is related to presentation only and had no impact on the Company’s consolidated financial position and results of operations.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

In December 2011, the FASB issued ASU 2011-12 (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which indefinitely defers certain provisions of ASU 2011-05 (Topic 220), Presentation of Comprehensive Income, that revised the manner in which entities present comprehensive income in financial statements.  One of ASU 2011-05 provisions would require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.  Accordingly, this requirement is indefinitely deferred and will be further deliberated by the FASB at a future date.  The amendment was effective for fiscal years and interim periods within those years that begin after December 15, 2011.  The adoption of the guidance had no impact on the Company’s consolidated financial condition and results of operations.

3.  Earnings (Loss) per Weighted Average Common Share

Basic earnings (loss) per weighted average common share (“EPS”) is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period including unvested restricted shares which are considered participating securities.  Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.  At March 31, 2012 and 2011, the Company’s potentially dilutive instruments were common shares under options of 112,600 and 133,194, respectively.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2012	2011
Net income (loss) available to common shareholders for basic and diluted earnings per share	$17,209	$(3,954)

Weighted average common and common equivalent shares outstanding used to calculate basic earnings (loss) per share	15,217,360	15,100,293
Common equivalent shares-stock options	8,492	—
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings (loss) per share	15,225,852	15,100,293

Basic earnings (loss) per share	$1.13	$(0.26)
Diluted earnings (loss) per share	$1.13	$(0.26)

For the three months ended March 31, 2012, there were 82,100 anti-dilutive common shares under options not included in the computation of EPS because their exercise prices were greater than the average market price of common stock for the period.  For the three months ended March 31, 2011, all 133,194 common shares under options were not included in the computation of EPS because their inclusion would be anti-dilutive.

4.  Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan.  At March 31, 2012, there were 617,538 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

A summary of stock-based awards granted under the Incentive Plan during the three months ended March 31, 2012 is as follows.

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS	March 8, 2012	77,844	$41.75	3 years, 30%-30%-40%
RS	March 8, 2012	4,000	$41.75	No vesting period (2)
RS	March 21, 2012	20,912	$41.96	5 years, 20% annually

(1)   The fair value per share of the restricted stock grant is equal to the closing price of the Company’s common stock on the grant date.

(2)   The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

Accounting and Reporting for Stock-Based Awards

Accounting Standards Codification (“ASC”) 718, Compensation —Stock Compensation requires the Company to measure and recognize the cost of employee services received in exchange for an award of equity instruments.  Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

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

Stock Options

The fair value of stock options used to compute net income and EPS for the three months ended March 31, 2011 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2012	2011
Expected dividend yield	NA	1.68%
Expected volatility	NA	0.36
Risk-free interest rate	NA	4.76%
Expected holding period	NA	6.5 years

Expected dividend yield is the Company’s dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future.  Expected volatility is based on historical volatility of the Company’s common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option.  The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option.  The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term.  There were no stock options granted during the three months ended March 31, 2012 and 2011.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes stock option activity under the Incentive Plan for the three months ended March 31, 2012.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	125,700	$37.63
Exercised	(12,800)	$29.72
Forfeited	(300)	$42.85
Outstanding at end of period	112,600	$38.52	3.5 years	$451
Exercisable at end of period	112,600	$38.52	3.5 years	$451

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $41.64 on March 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.  The range of exercise prices on stock options outstanding under the Incentive Plan was $13.30 to $42.85 at March 31, 2012 and 2011, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $153 and $136, respectively.

As of March 31, 2011, all compensation expense related to non-vested stock option awards was recognized and all outstanding stock options were vested.  Cash received from options exercised was $380 and $685 for the three months ended March 31, 2012 and 2011, respectively.

Restricted Stock

Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as expense over the requisite service period.

The following table summarizes restricted stock activity under the Incentive Plan during the three months ended March 31, 2012.

	Shares	Weighted
	Under	Average
	Restriction	Fair Value
Outstanding at beginning of the year	282,117	$39.24
Granted	102,756	$41.79
Vested and unrestricted	(117,245)	$36.49
Forfeited	(1,135)	$37.11
Outstanding at end of period	266,493	$41.44

As of March 31, 2012, there was $9,559 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2012 and 2011 was $4,278 and $3,953, respectively.  For the three months ended March 31, 2012 and 2011, the Company recorded compensation expense related to restricted stock of $794 and $768, net of income tax benefits of $427 and $414, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities and equity securities, including interests in mutual funds, were as follows for the periods indicated.

	As of March 31, 2012
			Gross Unrealized Losses (4)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (5)	Value
U.S. Treasury securities	$7,523	$305	$—	$—	$7,828
Obligations of states and political subdivisions	436,745	25,658	(395)	—	462,008
Residential mortgage-backed securities (1)	230,748	15,708	(110)	—	246,346
Commercial mortgage-backed securities	50,102	1,655	—	—	51,757
Other asset-backed securities (2)	15,737	867	(14)	—	16,590
Corporate and other securities	246,832	11,800	(332)	—	258,300
Subtotal, fixed maturity securities	987,687	55,993	(851)	—	1,042,829
Equity securities (3)	20,823	1,695	(25)	—	22,493
Totals	$1,008,510	$57,688	$(876)	$—	$1,065,322

	As of December 31, 2011
			Gross Unrealized Losses (4)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (5)	Value
U.S. Treasury securities	$7,525	$366	$—	$—	$7,891
Obligations of states and political subdivisions	443,338	25,630	(150)	—	468,818
Residential mortgage-backed securities (1)	277,885	17,147	(106)	—	294,926
Commercial mortgage-backed securities	51,986	1,439	(278)	—	53,147
Other asset-backed securities (2)	12,848	932	—	—	13,780
Corporate and other securities	239,078	10,128	(955)	—	248,251
Subtotal, fixed maturity securities	1,032,660	55,642	(1,489)	—	1,086,813
Equity securities (3)	20,431	1,111	(462)	—	21,080
Totals	$1,053,091	$56,753	$(1,951)	$—	$1,107,893

(1)  Residential mortgage-backed securities consists of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)  Other asset-backed securities includes obligations of the U.S. Small Business Administration which totaled $5,719 and $6,054 at amortized cost and $6,214 and $6,584 at estimated fair value at March 31, 2012 and December 31, 2011.

(3)  Equity securities includes interests in mutual funds of $13,329 and $12,937 at cost and $13,841 and $12,564 at fair value as of March 31, 2012 and December 31, 2011, respectively, held to fund the Company’s executive deferred compensation plan.

(4)  Our investment portfolio included 43 and 55 securities in an unrealized loss position at March 31, 2012 and December 31, 2011, respectively.

(5) Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.

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

	As of March 31, 2012
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$31,637	$32,035
Due after one year through five years	227,206	238,441
Due after five years through ten years	191,947	203,879
Due after ten years	240,310	253,780
Asset-backed securities	296,587	314,694
Totals	$987,687	$1,042,829

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended March 31,
	2012	2011
Gross realized gains
Fixed maturity securities	$389	$323
Equity securities	70	71
Gross realized losses
Fixed maturity securities	—	(813)
Equity securities	(3)	—
Net realized gains (losses) on investments	$456	$(419)

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

The following tables as of March 31, 2012 and December 31, 2011 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$12,244	$395	$—	$—	$12,244	$395
Residential mortgage-backed securities	11,736	105	60	5	11,796	110
Other asset-backed securities	1,985	14	—	—	1,985	14
Corporate and other securities	11,506	332	—	—	11,506	332
Subtotal, fixed maturity securities	37,471	846	60	5	37,531	851
Equity securities	2,782	20	235	5	3,017	25
Total temporarily impaired securities	$40,253	$866	$295	$10	$40,548	$876

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

The unrealized losses in the Company’s fixed income and equity portfolio as of March 31, 2012 were reviewed for potential other-than-temporary asset impairments.  The Company held no securities at March 31, 2012 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at March 31, 2012 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

During the three months ended March 31, 2012 and 2011, there was no significant deterioration in the credit quality of any of the Company’s holdings and no OTTI charges were recorded related to the Company’s portfolio of investment securities.  At March 31, 2012 and December 31, 2011, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2012	2011
Interest on fixed maturity securities	$10,151	$10,440
Dividends on equity securities	101	43
Interest on other assets	7	3
Interest on cash and cash equivalents	2	11
Total investment income	10,261	10,497
Investment expenses	352	332
Net investment income	$9,909	$10,165

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

The Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of March 31, 2012.  There were no significant changes to the valuation process during the three months ending March 31, 2012.  As of March 31, 2012 and December 31, 2011, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

	As of March 31, 2012
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$7,828	$—	$7,828	$—
Obligations of states and political subdivisions	462,008	—	462,008	—
Residential mortgage-backed securities	246,346	—	246,346	—
Commercial mortgage-backed securities	51,757	—	51,757	—
Other asset-backed securities	16,590	—	16,590	—
Corporate and other securities	258,300	—	258,300	—
Equity securities	22,493	17,310	5,183	—
Total investment securities	$1,065,322	$17,310	$1,048,012	$—

	As of December 31, 2011
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$7,891	$—	$7,891	$—
Obligations of states and political subdivisions	468,818	—	468,818	—
Residential mortgage-backed securities	294,926	—	294,926	—
Commercial mortgage-backed securities	53,147	—	53,147	—
Other asset-backed securities	13,780	—	13,780	—
Corporate and other securities	248,251	—	248,251	—
Equity securities	21,080	15,954	5,126	—
Total investment securities	$1,107,893	$15,954	$1,091,939	$—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012 and 2011.

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  The Company held no Level 3 securities at March 31, 2012 and 2011 and no transfers were made in or out of Level 3 during the three months ended March 31, 2012 and 2011.

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

	Three Months Ended March 31,
	2012	2011
Reserves for losses and LAE at beginning of year	$403,872	$404,391
Less receivable from reinsurers related to unpaid losses and LAE	(51,774)	(53,147)
Net reserves for losses and LAE at beginning of year	352,098	351,244
Incurred losses and LAE, related to:
Current year	102,031	131,292
Prior years	(3,987)	(9,662)
Total incurred losses and LAE	98,044	121,630
Paid losses and LAE related to:
Current year	45,425	64,824
Prior years	54,742	63,486
Total paid losses and LAE	100,167	128,310
Net reserves for losses and LAE at end of period	349,975	344,564
Plus receivable from reinsurers related to unpaid losses and LAE	51,163	52,168
Reserves for losses and LAE at end of period	$401,138	$396,732

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $3,987 and $9,662 for the three months ended March 31, 2012 and 2011, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decrease in prior years reserves during the 2012 period is primarily composed of a reduction of $4,726 in the Company’s retained automobile reserves, partially offset by an increase of $1,286 in the prior year reserves of all other than automobile and homeowners lines.  The decrease in prior year reserves during the 2011 period is primarily composed of reductions of $7,298 in the Company’s retained automobile reserves and $1,250 in the Company’s retained homeowners reserves.

The Company’s private passenger automobile line of business prior year reserves decreased by $4,489 for the three months ended March 31, 2012.  The decrease was primarily due to improved retained private passenger results of $3,528 for the accident years 2005 through 2011.  The Company’s private passenger automobile line of business prior year reserves decreased by $6,292 for the three months ended March 31, 2011.  The decrease was primarily due to improved retained private passenger results of $5,121 for the accident years 2006 through 2009.  The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

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

8.  Debt

The Company has a Revolving Credit Agreement (the “Credit Agreement”) with RBS Citizens, NA (“RBS Citizens”).  The Credit Agreement provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000.  Loans under the credit facility bear interest at the Company’s option at either (i) the LIBOR rate plus 1.25% per annum or (ii) the higher of RBS Citizens prime rate or 0.5% above the federal funds rate plus 1.25% per annum.  Interest only is payable prior to maturity.  The Credit Agreement has a maturity date of August 14, 2013.

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  Among other covenants, the credit facility restricts the Company’s payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of the Company’s prior year’s net income, as determined in accordance with GAAP.  As of March 31, 2012, the Company was in compliance with all such covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at March 31, 2012 and December 31, 2011.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at March 31, 2012 and 2011.

9.  Income Taxes

Federal income tax expense for the three months ended March 31, 2012 and 2011 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded a liability under ASC 740, Income Taxes.

During the three months ended March 31, 2012, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of March 31, 2012 and December 31, 2011, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2008.  The Company is not currently under examination by the IRS.

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

No share purchases were made by the Company under the program during the quarters ending March 31, 2012 and 2011. As of March 31, 2012 and December 31, 2011, the Company had purchased 1,728,645 shares on the open market at a cost of $55,569.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

11.  Related Party Transactions

Mr. A. Richard Caputo, Jr., a member of the Company’s Board of Directors and the Chairman of its Investment Committee, is a principal of The Jordan Company, LP (“Jordan”).  In February 2012, the Company participated as a lender in a loan made by syndicates of lenders to a portfolio company in which funds managed by Jordan are controlling or a significant investor.  The loan, made to Vantage Specialties, Inc., currently bears interest at a rate of 7.0% per annum and matures on February 10, 2018.  The loan amortizes in equal quarterly installments of 0.25% of the principal amount per quarter.  The Company’s participation in the loan was $2,500.  The Company made the loan on the same terms as the other lenders participating in the syndicate.  The loan was subject to the approval of the Company’s full Investment Committee.

12.  Subsequent Events

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

We are a leading provider of private passenger automobile insurance in Massachusetts.  In addition to private passenger automobile insurance (which represented 67.2% of our direct written premiums in 2011), we offer a portfolio of other insurance products, including commercial automobile (10.5% of 2011 direct written premiums), homeowners (18.1% of 2011 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 4.2% of 2011 direct written premiums).  Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 852 in 987 locations throughout Massachusetts and New Hampshire during 2011.  We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.8% and 13.0% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2012 according to the Commonwealth Automobile Reinsurers (“CAR”) Cession Volume Analysis Report of April 25, 2012, based on automobile exposures.  These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number divided by 12 equals the insurer’s number of car-years, a measure we refer to in this report as automobile exposures.

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.  During the three months ended March 31, 2012 and 2011, we wrote $1,663 and $973, respectively, in direct written premiums in New Hampshire.

Recent Trends and Events

•                  For the quarter ended March 31, 2012, loss and loss adjustment expenses incurred decreased by $23,586, or 19.4%, to $98,044 from $121,630 for the comparable 2011 period.  The decrease was primarily due to the absence of catastrophe losses during the quarter ended March 31, 2012, compared to $19,902 in pre-tax catastrophic weather event losses during the comparable 2011 quarter.

•                  We filed and were approved for a private passenger automobile rate increase of 3.6% to be effective May 15, 2012.

Massachusetts Automobile Insurance Market

We have been subject to extensive regulation in the private passenger automobile insurance industry in Massachusetts, which represented 67.2% of our direct written premiums in 2011.  Private passenger automobile insurance has been heavily regulated in Massachusetts.  In many respects, the private passenger automobile insurance market in Massachusetts prior to 2008 was unique, in comparison to other states.  This was due to a number of factors, including unusual regulatory conditions, the market dominance of domestic companies, the relative absence of large national companies, and the heavy reliance on independent insurance agents as the market’s principal distribution channel.  Perhaps most significantly, prior to 2008, the Massachusetts Commissioner of Insurance (the “Commissioner”) fixed and established the premium rates and the rating plan to be used by all insurance companies doing business in the private passenger automobile insurance market and the Massachusetts private passenger automobile insurance residual market mechanism featured a reinsurance program run by CAR in which companies were assigned producers.

In 2008, the Commissioner issued a series of decisions to introduce what she termed “managed competition” to Massachusetts automobile insurance premium rates and in doing so replaced the fixed and established regime with a prior approval rate review process, governed by regulations that set certain terms and conditions that insurers must comply with in establishing their rates.  The Commissioner also replaced the former reinsurance program with an assigned risk plan.

These decisions removed many of the factors that had historically distinguished the Massachusetts private passenger automobile insurance market from the market in other states.  However, certain of the historically unique factors have not been eliminated, including compulsory insurance, affinity group marketing, and the prominence of independent agents.

CAR runs a reinsurance pool for commercial automobile policies and, beginning January 1, 2006, CAR implemented a Limited Servicing Carrier Program (“LSC”) for ceded commercial automobile policies.  CAR approved Safety Insurance and five other servicing carriers through a Request for Proposal to process ceded commercial automobile business, which was spread equitably among the six servicing carriers.  In 2010, CAR reduced the number of servicing carriers to four, and CAR approved Safety Insurance and three other servicing carriers effective July 1, 2011 to continue the program.  Subject to the Commissioner’s review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR’s rate level.  This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company’s commercial automobile voluntary market share.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2012	2011
GAAP ratios:
Loss ratio	63.0%	84.1%
Expense ratio	31.2	29.5
Combined ratio	94.2%	113.6%

Stock-Based Compensation

Long-term incentive compensation is provided under the our 2002 Management Omnibus Incentive Plan (the “Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan.  At March 31, 2012, there were 617,538 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock-based awards granted under the Incentive Plan during the three months ended March 31, 2012 is as follows.

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS	March 8, 2012	77,844	$41.75	3 years, 30%-30%-40%
RS	March 8, 2012	4,000	$41.75	No vesting period (2)
RS	March 21, 2012	20,912	$41.96	5 years, 20% annually

(1)  The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.

(2)  The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business.  We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”).  The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event.  We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models.  As of January 1, 2012, we have purchased four layers of excess catastrophe reinsurance providing $485,000 of coverage for property losses in excess of $50,000 up to a maximum of $535,000.  Our reinsurers’ co-participation is 50.0% of $30,000 for the 1st layer, 80.0% of $90,000 for the 2nd layer, 80.0% of $200,000 for the 3rd layer, and 80.0% of $165,000 for the 4th layer.  As a result of the changes to the models and our revised reinsurance program, our catastrophe reinsurance in 2012 protects us in the event of a “140-year storm” (that is, a storm of a severity expected to occur once in a 140-year period).  Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A” (Excellent).  Most of our other reinsurers have an A.M. Best rating of “A” (Excellent) however in no case is a reinsurer rated below “A-” (Excellent).  Our losses from the individual catastrophe events of 2011 were less than our reinsurance retention.

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2011, the FAIR Plan purchased $1,000,000 of catastrophe reinsurance for property losses in excess of $200,000.  At March 31, 2012, we had no material amounts recoverable from any reinsurer, excluding $37,839 recoverable from CAR.

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

Results of Operations

 Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2012	2011
Direct written premiums	$176,253	$164,084
Net written premiums	$169,298	$157,519
Net earned premiums	$155,536	$144,646
Net investment income	9,909	10,165
Net realized gains (losses) on investments	456	(419)
Finance and other service income	4,505	4,405
Total revenue	170,406	158,797
Loss and loss adjustment expenses	98,044	121,630
Underwriting, operating and related expenses	48,538	42,629
Interest expense	22	22
Total expenses	146,604	164,281
Income (loss) before income taxes	23,802	(5,484)
Income tax expense (benefit)	6,593	(1,530)
Net income (loss)	$17,209	$(3,954)
Earnings (loss) per weighted average common share:
Basic	$1.13	$(0.26)
Diluted	$1.13	$(0.26)
Cash dividends paid per common share	$0.50	$0.50

Direct Written Premiums.  Direct written premiums for the three months ended March 31, 2012 increased by $12,169, or 7.4%, to $176,253 from $164,084 for the comparable 2011 period.  The 2012 increase occurred primarily in our personal automobile and homeowners lines, which experienced increases of 5.4% and 3.6%, respectively, in average written premium per exposure and increases of 0.5% and 10.9%, respectively, in written exposures for the three months ended March 31, 2012 from the comparable 2011 period.  The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.

Net Written Premiums.  Net written premiums for the three months ended March 31, 2012 increased by $11,779, or 7.5%, to $169,298 from $157,519 for the comparable 2011 period.  The 2012 increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the three months ended March 31, 2012 increased by $10,890, or 7.5% to $155,536 from $144,646 for the comparable 2011 period.  The 2012 increase was primarily due to the factors that increased direct written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2012	2011
Written Premiums
Direct	$176,253	$164,084
Assumed	4,723	4,167
Ceded	(11,678)	(10,732)
Net written premiums	$169,298	$157,519

Earned Premiums
Direct	$162,406	$151,471
Assumed	4,267	3,890
Ceded	(11,137)	(10,715)
Net earned premiums	$155,536	$144,646

Net Investment Income. Net investment income for the three months ended March 31, 2012 decreased by $256, or 2.5%, to $9,909 from $10,165 for the comparable 2011 period.  The 2012 decrease primarily resulted from lower short-term interest rates and ongoing maintenance of short duration to protect the portfolio from rising interest rates.  Net effective annualized yield on the investment portfolio decreased to 3.6% for the three months ended March 31, 2012 from 3.7%, for the comparable 2011 period.  Our portfolio duration was 3.8 years at March 31, 2012, up from 3.7 years at December 31, 2011.

Net Realized Gains (Losses) on Investments.  Net realized gains on investments were $456 for the three months ended March 31, 2012 compared to net realized losses of $419 for the comparable 2011 period.

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows.

	As of March 31, 2012
			Gross Unrealized Losses (4)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (5)	Value
U.S. Treasury securities	$7,523	$305	$—	$—	$7,828
Obligations of states and political subdivisions	436,745	25,658	(395)	—	462,008
Residential mortgage-backed securities (1)	230,748	15,708	(110)	—	246,346
Commercial mortgage-backed securities	50,102	1,655	—	—	51,757
Other asset-backed securities (2)	15,737	867	(14)	—	16,590
Corporate and other securities	246,832	11,800	(332)	—	258,300
Subtotal, fixed maturity securities	987,687	55,993	(851)	—	1,042,829
Equity securities (3)	20,823	1,695	(25)	—	22,493
Totals	$1,008,510	$57,688	$(876)	$—	$1,065,322

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

(2) Other asset-backed securities includes obligations of the U.S. Small Business Administration which totaled $5,719 at amortized cost and $6,214 at estimated fair value at March 31, 2012.

(3)  Equity securities includes interests in mutual funds of $13,329 at cost and $13,841 at fair value as of March 31, 2012 held to fund the Company’s executive deferred compensation plan.

(4)  Our investment portfolio included 43 securities in an unrealized loss position at March 31, 2012.

(5)  Amounts in this column represent other-than-temporary impairments recognized in accumulated other comprehensive income.

The composition of our fixed income security portfolio by Moody’s rating was as follows.

	As of March 31, 2012
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$260,388	25.0%
Aaa/Aa	565,440	54.2
A	113,061	10.8
Baa	72,030	6.9
Ba	1,775	0.2
B	6,851	0.7
Caa	2,487	0.2
Not rated	20,797	2.0
Total	$1,042,829	100.0%

As of March 31, 2012, our portfolio of fixed maturity investments was almost entirely comprised of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  Only 1.1% of our portfolio of fixed maturity investments had both a Moody’s and Standard & Poor’s ratings that was below investment grade.  Such ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2012.

	As of March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$12,244	$395	$—	$—	$12,244	$395
Residential mortgage-backed securities	11,736	105	60	5	11,796	110
Other asset-backed securities	1,985	14	—	—	1,985	14
Corporate and other securities	11,506	332	—	—	11,506	332
Subtotal, fixed maturity securities	37,471	846	60	5	37,531	851
Equity securities	2,782	20	235	5	3,017	25
Total temporarily impaired securities	$40,253	$866	$295	$10	$40,548	$876

As of March 31, 2012, we held insured investment securities of approximately $133,365, which represented approximately 12.5% of our total investments.  Approximately $34,670 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of March 31, 2012.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of March 31, 2012
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$18,681	$3,328	$15,353
Financial Guaranty Insurance Company	278	278	—
Assured Guaranty Municipal Corporation	54,047	23,378	30,669
National Public Finance Guaranty Corporation	56,301	7,686	48,615
Total municipal bonds	129,307	34,670	94,637
Other asset-backed securities
Ambac Assurance Corporation	4,058	—	4,058
Total other asset-backed securities	4,058	—	4,058
Total	$133,365	$34,670	$98,695

The Moody’s ratings of the Company’s insured investments held at March 31, 2012 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of March 31, 2012 for potential other-than-temporary asset impairments.  We held no securities at March 31, 2012 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was performed for securities appearing on our “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

Of the $876 gross unrealized losses as of March 31, 2012, $395 relates to obligations of states and political subdivisions.  The remaining $481 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

The unrealized losses recorded on the investment portfolio at March 31, 2012 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the three months ended March 31, 2012 and 2011, there was no significant deterioration in the credit quality of any of our holdings and no other-than-temporary impairment (“OTTI”) charges were recorded related to our portfolio of investment securities.

For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income increased by $100, or 2.3%, to $4,505 for the three months ended March 31, 2012 from $4,405 for the comparable 2011 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended March 31, 2012 decreased by $23,586 or 19.4%, to $98,044 from $121,630 for the comparable 2011 period.  The decrease was primarily due to the absence of catastrophe losses during the three months ended March 31, 2012, compared to $19,902 in pre-tax catastrophic weather event losses during the comparable 2011 period.  Our GAAP loss ratio for the three months ended March 31, 2012 decreased to 63.0% from 84.1% for the comparable 2011 period.  Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31, 2012 decreased to 53.5% from 73.9% for the comparable 2011 period.  Total prior year favorable development included in the pre-tax results for three months ended March 31, 2012 was $3,987 compared to $9,662 for the comparable 2011 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended March 31, 2012 increased by $5,909, or 13.9%, to $48,538 from $42,629 for the comparable 2011 period, primarily due to an increase in commissions to agents.  Our GAAP expense ratio for the three months ended March 31, 2012 increased to 31.2 % from 29.5% for the comparable 2011 period.

Interest Expense.  Interest expense for both the three months ended March 31, 2012 and 2011 was $22.  The credit facility commitment fee included in interest expense for both the three months ended March 31, 2012 and 2011 was $19.

Income Tax Expense.  Our effective tax rates were 27.7% and 27.9% for the three months ended March 31, 2012 and 2011, respectively.  These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

Net Income.  Net income for the quarter ended March 31, 2012 was $17,209 compared to a net loss of $3,954 for the comparable 2011 period.  This increase is primarily due to the decrease in loss and loss adjustment expenses as discussed above.

Liquidity and Capital Resources

As a holding company, Safety’s assets consist primarily of the stock of our direct and indirect subsidiaries.  Our principal source of funds to meet our obligations and pay dividends to shareholders, therefore, is dividends and other permitted payments from our subsidiaries, principally Safety Insurance.  Safety is the borrower under our credit facility.

Safety Insurance’s sources of funds primarily include premiums received, investment income, and proceeds from sales and redemptions of investments.  Safety Insurance’s principal uses of cash are the payment of claims, operating expenses and taxes, the purchase of investments, and the payment of dividends to Safety.

Net cash provided by operating activities was $11,444 during the three months ended March 31, 2012 compared to net cash used for operations of $3,094 during the comparable 2011 period.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash provided by investing activities during the three months ended March 31, 2012 and 2011 was $42,654 and $25,107, respectively, primarily the result of proceeds from sales, paydowns, redemptions, calls and maturities of fixed maturity securities exceeding purchases of fixed maturity securities.

Net cash used for financing activities was $7,218 and $6,876 during the three months ended March 31, 2012 and 2011, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders.

The Insurance Subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments.  In recent years, global financial markets experienced unprecedented and challenging conditions, including a tightening in the availability of credit, the failure of several large financial institutions and concerns about the creditworthiness of the sovereign debt of several European and other countries.  We believe that recent and ongoing government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of the assets we hold will allow us to realize these securities’ anticipated long-term economic value.  Furthermore, as of March, 2012, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value.  We do not anticipate the need to sell these securities to meet the Insurance Subsidiaries cash requirements.  We expect the Insurance Subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements.  However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

Credit Facility

For information regarding our Credit Facility, please refer to Item 1- Financial Statements, Note 8, Debt, of this Form 10-Q.

Recent Accounting Pronouncements

For information regarding Recent Accounting Pronouncements, please refer to Item 1- Financial Statements, Note 2, Recent Accounting Pronouncements, of this Form 10-Q.

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2011, the statutory surplus of Safety Insurance was $570,492, and its net income for 2011 was $8,958.  As a result, a maximum of $57,049 is available in 2012 for such dividends without prior approval of the Commissioner.  During the three months ended March 31, 2012, Safety Insurance recorded dividends to Safety of $6,348.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

On February 15, 2012, our Board approved and declared a quarterly cash dividend on our common stock of $0.50 per share, or $7,598, which was paid on March 15, 2012 to shareholders of record on March 1, 2012.  On May 3, 2012, our Board approved and declared a quarterly cash dividend of $0.50 per share which will be paid on June 15, 2012 to shareholders of record on June 1, 2012. We plan to continue to declare and pay quarterly cash dividends in 2012, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  On March 19, 2009, our Board increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company’s outstanding common shares.  On August 4, 2010, our Board again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of the Company’s outstanding common shares.  Under the program, we may repurchase shares of our common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of March 31, 2012 and December 31, 2011, the Company had purchased 1,728,645 shares on the open market at a cost of $55,569.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $317,001 to $363,019 as of March 31, 2012.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $349,975 as of March 31, 2012.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2012.

Line of Business	Low	Recorded	High
Private passenger automobile	$204,965	$222,277	$230,517
Commercial automobile	39,752	45,382	47,354
Homeowners	46,453	52,208	53,437
All other	25,831	30,108	31,711
Total	$317,001	$349,975	$363,019

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31, 2012.

Line of Business	Case	IBNR	Total
Private passenger automobile	$231,742	$(13,290)	$218,452
CAR assumed private passenger automobile	3,136	689	3,825
Commercial automobile	30,882	3,192	34,074
CAR assumed commercial automobile	7,135	4,173	11,308
Homeowners	39,498	6,298	45,796
FAIR Plan assumed homeowners	2,843	3,569	6,412
All other	19,708	10,400	30,108
Total net reserves for losses and LAE	$334,944	$15,031	$349,975

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 36.9% of our total reserves for CAR assumed commercial automobile business as of March 31, 2012 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 55.7% of our total reserves for FAIR Plan assumed homeowners at March 31, 2012 due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of March 31, 2012.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$218,452
CAR assumed private passenger automobile		$3,825
Net private passenger automobile			$222,277
Commercial automobile	34,074
CAR assumed commercial automobile		11,308
Net commercial automobile			45,382
Homeowners	45,796
FAIR Plan assumed homeowners		6,412
Net homeowners			52,208
All other	30,108	—	30,108
Total net reserves for losses and LAE	$328,430	$21,545	$349,975

Residual Market Loss and Loss Adjustment Expense Reserves

We are a participant in CAR, the FAIR Plan and other various residual markets and assume a portion of losses and LAE on business ceded by the industry participants to the residual markets.  We estimate reserves for assumed losses and LAE that have not yet been reported to us by the residual markets.  Our estimations are based upon the same factors we use for our own reserves, plus additional factors due to the nature of and the information we receive.  The portion of reserves based upon CAR estimates for private passenger automobile line of business has declined substantially over time as a result of the institution of an assigned risk plan in Massachusetts and phase-out of the private passenger automobile CAR reinsurance pool on April 1, 2009.

Residual market deficits, consists of premium ceded to the various residual markets less losses and LAE, and is allocated among insurance companies based on a various formulas (the “Participation Ratio”) that takes into consideration a company’s voluntary market share.

Because of the lag in the various residual market estimations, and in order to try to validate to the extent possible the information provided, we must try to estimate the effects of the actions of our competitors in order to establish our Participation Ratio

Although we rely to a significant extent in setting our reserves on the information the various residual markets provide, we are cautious in our use of that information, both because of the delays in receiving data from the various residual markets.  As a result, we are cautious in recording residual market reserves for the calendar years for which we have to estimate our Participation Ratio and these reserves are subject to significant judgments and estimates.

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the three months ended March 31, 2012, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $1,555.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $1,011 effect on net income, or $0.07 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31, 2012.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,369)	$(2,185)	$—
Estimated increase in net income	2,840	1,420	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,185)	—	2,185
Estimated increase (decrease) in net income	1,420	—	(1,420)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,185	4,369
Estimated decrease in net income	—	(1,420)	(2,840)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(681)	(341)	—
Estimated increase in net income	443	222	—
No Change in Severity
Estimated (decrease) increase in reserves	(341)	—	341
Estimated increase (decrease) in net income	222	—	(222)
+1 Percent Change in Severity
Estimated increase in reserves	—	341	681
Estimated decrease in net income	—	(222)	(443)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(916)	(458)	—
Estimated increase in net income	595	298	—
No Change in Severity
Estimated (decrease) increase in reserves	(458)	—	458
Estimated increase (decrease) in net income	298	—	(298)
+1 Percent Change in Severity
Estimated increase in reserves	—	458	916
Estimated decrease in net income	—	(298)	(595)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(602)	(301)	—
Estimated increase in net income	391	196	—
No Change in Severity
Estimated (decrease) increase in reserves	(301)	—	301
Estimated increase (decrease) in net income	196	—	(196)
+1 Percent Change in Severity
Estimated increase in reserves	—	301	602
Estimated decrease in net income	—	(196)	(391)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2012.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(38)	$38
Estimated increase (decrease) in net income	25	(25)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(113)	113
Estimated increase (decrease) in net income	73	(73)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(64)	64
Estimated increase (decrease) in net income	42	(42)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $3,987, and $9,662 during the three months ended March 31, 2012 and 2011, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2012 and 2011.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Three Months Ended March 31,
Accident Year	2012	2011
2002 & prior	$(171)	$(79)
2003	(283)	(351)
2004	(204)	(386)
2005	(473)	(561)
2006	(633)	(1,797)
2007	(500)	(1,165)
2008	(755)	(3,227)
2009	(893)	(1,533)
2010	(1,081)	(563)
2011	1,006	—
All prior years	$(3,987)	$(9,662)

The decreases in prior years reserves during the three months ended March 31, 2012 and 2011 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2012 decrease is primarily composed of reductions of $4,726 in our retained automobile reserves, partially offset by an increase of $1,286 in the prior year reserves of all other than automobile and homeowners lines.  The 2011 decrease is primarily composed of reductions of $7,298 in our retained automobile reserves and $1,250 in our retained homeowners reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the three months ended March 31, 2012.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2002 & prior	$(157)	$(14)	$—	$—	$(171)
2003	(263)	(7)	(13)	—	(283)
2004	(175)	(29)	—	—	(204)
2005	(303)	(167)	(3)	—	(473)
2006	(545)	(86)	(1)	(1)	(633)
2007	(405)	(89)	(3)	(3)	(500)
2008	(659)	(90)	(3)	(3)	(755)
2009	(900)	30	(8)	(15)	(893)
2010	(756)	(286)	(27)	(12)	(1,081)
2011	(326)	80	(68)	1,320	1,006
All prior years	$(4,489)	$(658)	$(126)	$1,286	$(3,987)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the three months ended March 31, 2012; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2002 & prior	$(157)	$(14)	$—	$—	$(171)
2003	(263)	—	(13)	—	(276)
2004	(175)	(2)	—	—	(177)
2005	(303)	(111)	(3)	—	(417)
2006	(480)	(18)	(1)	(1)	(500)
2007	(289)	(11)	(3)	(3)	(306)
2008	(553)	(102)	(3)	(3)	(661)
2009	(835)	(22)	(8)	(15)	(880)
2010	(742)	(287)	(27)	(12)	(1,068)
2011	(326)	(36)	(68)	1,320	890
All prior years	$(4,123)	$(603)	$(126)	$1,286	$(3,566)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the three months ended March 31, 2012.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2002 & prior	$—	$—	$—	$—
2003	—	(7)	—	(7)
2004	—	(27)	—	(27)
2005	—	(56)	—	(56)
2006	(65)	(68)	—	(133)
2007	(116)	(78)	—	(194)
2008	(106)	12	—	(94)
2009	(65)	52	—	(13)
2010	(14)	1	—	(13)
2011	—	116	—	116
All prior years	$(366)	$(55)	$—	$(421)

Our private passenger automobile line of business prior year reserves decreased by $4,489 for the three months ended March 31, 2012.  The decrease was primarily due to improved retained private passenger results of $3,528 for the accident years 2005 through 2011. The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $658 for the three months ended March 31, 2012 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves decreased by $126 and all other lines increased by $1,286 for the three months ended March 31, 2012.

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

For further information, see “Results of Operations: Net Realized Gains (Losses) on Investments”

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

Forward-looking statements are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements.  These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition.  Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us.  Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, the possibility that existing insurance-related laws and regulations will become further restrictive in the future, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC.  Refer to Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

	As of March 31, 2012
	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
Estimated fair value	$1,081,471	$1,042,829	$999,853
Estimated increase (decrease) in fair value	$38,642	$—	$(42,976)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At March 31, 2012, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2012, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings - Please see “Item 1 — Financial Statements - Note 7, Commitments and Contingencies.”

Item 1A.  Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2011 Annual Report on Form 10-K.

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

Item 3.   Defaults upon Senior Securities - None.

Item 4.   Mine Safety Disclosures — None.

Item 5.  Other Information - None.

Item 6.  Exhibits - The exhibits are contained herein as listed in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFETY INSURANCE GROUP, INC. (Registrant)

Date: May 9, 2012

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
101

The following materials from Safety Insurance Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (ii) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended March  31, 2012 and 2011; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) related notes to these financial statements, tagged as blocks of text.(2)

(1)  Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, Earnings per Weighted Average Common Share.

(2)  Included herein.