Form 10-Q
period 2012-06-30
SAFETY INSURANCE GROUP INC
filed 2012-08-09
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, there were 15,306,948 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,057,108 and $1,032,660)	$1,115,507	$1,086,813
Equity securities, at fair value (cost: $21,037 and $20,431)	22,303	21,080
Total investments	1,137,810	1,107,893
Cash and cash equivalents	87,991	37,890
Accounts receivable, net of allowance for doubtful accounts	175,996	154,143
Receivable for securities sold	41	-
Accrued investment income	10,657	10,169
Taxes recoverable	1,814	8,406
Receivable from reinsurers related to paid loss and loss adjustment expenses	8,606	3,526
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	51,820	51,774
Ceded unearned premiums	15,455	14,022
Deferred policy acquisition costs	62,026	56,716
Equity and deposits in pools	14,511	14,507
Other assets	15,516	13,448
Total assets	$1,582,243	$1,472,494

Liabilities
Loss and loss adjustment expense reserves	$403,459	$403,872
Unearned premium reserves	362,679	329,562
Accounts payable and accrued liabilities	47,831	52,032
Payable for securities purchased	52,620	-
Payable to reinsurers	10,335	5,338
Deferred income taxes	5,194	3,014
Other liabilities	18,786	22,363
Total liabilities	900,904	816,181

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,032,693 and 16,915,432 shares issued	170	169
Additional paid-in capital	160,116	157,167
Accumulated other comprehensive income, net of taxes	38,782	35,621
Retained earnings	537,840	518,925
Treasury stock, at cost: 1,728,645 shares	(55,569)	(55,569)
Total shareholders’ equity	681,339	656,313
Total liabilities and shareholders’ equity	$1,582,243	$1,472,494

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net earned premiums	$159,070	$148,720	$314,606	$293,366
Net investment income	10,500	9,470	20,409	19,635
Net realized gains on investments	617	1,277	1,073	858
Finance and other service income	4,521	4,470	9,026	8,875
Total revenue	174,708	163,937	345,114	322,734

Losses and loss adjustment expenses	102,695	114,184	200,739	235,814
Underwriting, operating and related expenses	48,010	44,071	96,548	86,700
Interest expense	22	21	44	43
Total expenses	150,727	158,276	297,331	322,557

Income before income taxes	23,981	5,661	47,783	177
Income tax expense	7,025	1,576	13,618	45
Net income	$16,956	$4,085	$34,165	$132

Earnings per weighted average common share:
Basic	$1.11	$0.27	$2.24	$0.01
Diluted	$1.11	$0.27	$2.24	$0.01

Cash dividends paid per common share	$0.50	$0.50	$1.00	$1.00

Number of shares used in computing earnings per share:
Basic	15,302,801	15,184,605	15,260,080	15,142,682
Diluted	15,309,012	15,198,804	15,267,434	15,159,513

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$16,956	$4,085	$34,165	$132

Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of tax expense of $1,214, $3,723, $2,077, and $2,601	2,255	6,914	3,858	4,832
Reclassification adjustment for gains included in net income, net of tax expense of ($216), ($447), ($376), and ($300)	(401)	(830)	(697)	(558)
Unrealized gains on securities available for sale	1,854	6,084	3,161	4,274

Comprehensive income	$18,810	$10,169	$37,326	$4,406

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2010	$168	$151,317	$21,972	$535,545	$(55,526)	$653,476
Net income, January 1 to June 30, 2011				132		132
Other comprehensive income, net of deferred federal income taxes			4,274			4,274
Unearned compensation on restricted stock, net of deferred federal income taxes	1	2,714				2,715
Exercise of options, net of federal income taxes		960				960
Dividends paid				(15,135)		(15,135)
Balance at June 30, 2011	$169	$154,991	$26,246	$520,542	$(55,526)	$646,422

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2011	$169	$157,167	$35,621	$518,925	$(55,569)	$656,313
Net income, January 1 to June 30, 2012				34,165		34,165
Other comprehensive income, net of deferred federal income taxes			3,161			3,161
Unearned compensation on restricted stock, net of deferred federal income taxes	1	2,507				2,508
Exercise of options, net of federal income taxes		442				442
Dividends paid				(15,250)		(15,250)
Balance at June 30, 2012	$170	$160,116	$38,782	$537,840	$(55,569)	$681,339

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$34,165	$132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	7,283	6,252
Provision for deferred income taxes	478	1
Net realized gains on investments	(1,073)	(858)
Changes in assets and liabilities:
Accounts receivable	(21,853)	(14,708)
Accrued investment income	(488)	(87)
Receivable from reinsurers	(5,126)	(3,168)
Ceded unearned premiums	(1,433)	909
Deferred policy acquisition costs	(5,310)	(5,155)
Other assets	4,459	(906)
Loss and loss adjustment expense reserves	(413)	(641)
Unearned premium reserves	33,117	31,069
Accounts payable and accrued liabilities	(4,201)	(14,952)
Payable to reinsurers	4,997	1,725
Other liabilities	(3,577)	6,463
Net cash provided by operating activities	41,025	6,076

Cash flows from investing activities:
Fixed maturities purchased	(94,035)	(123,820)
Equity securities purchased	(6,403)	(10,360)
Proceeds from sales and paydowns of fixed maturities	88,107	123,453
Proceeds from maturities, redemptions, and calls of fixed maturities	32,034	32,000
Proceed from sales of equity securities	6,039	4,166
Fixed assets purchased	(1,859)	(2,051)
Net cash provided by investing activities	23,883	23,388

Cash flows from financing activities:
Proceeds from stock options exercised	441	897
Excess tax benefit (expense) from stock options exercised	2	(6)
Dividends paid to shareholders	(15,250)	(15,135)
Net cash used for financing activities	(14,807)	(14,244)

Net increase in cash and cash equivalents	50,101	15,220
Cash and cash equivalents at beginning of year	37,890	40,291
Cash and cash equivalents at end of period	$87,991	$55,511

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

The financial information as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods.  These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2012.

The Company is a leading provider of property and casualty insurance focused primarily on the Massachusetts market.  The Company’s principal product line is automobile insurance.  The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company (together referred to as the “Insurance Subsidiaries”).

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income available to common shareholders for basic and diluted earnings per share	$16,956	$4,085	$34,165	$132

Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,302,801	15,184,605	15,260,080	15,142,682
Common equivalent shares- stock options	6,211	14,199	7,354	16,831
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,309,012	15,198,804	15,267,434	15,159,513

Basic earnings per share	$1.11	$0.27	$2.24	$0.01
Diluted earnings per share	$1.11	$0.27	$2.24	$0.01

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive.  There were 82,100 anti-dilutive stock options for both the three and six months ended June 30, 2012.  There were no anti-dilutive stock options for both the three and six months ended June 30, 2011.

4.  Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan.  At June 30, 2012, there were 617,698 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

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

Stock Options

The fair value of stock options used to compute net income and EPS for the six months ended June 30, 2011 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected dividend yield	NA	NA	NA	1.68%
Expected volatility	NA	NA	NA	0.36
Risk-free interest rate	NA	NA	NA	4.76%
Expected holding period (in years)	NA	NA	NA	6.5

Expected dividend yield is the Company’s dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future.  Expected volatility is based on historical volatility of the Company’s common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option.  The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option.  The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term.  There were no stock options granted during the three and six months ended June 30, 2012 and 2011.

The following table summarizes stock option activity under the Incentive Plan for the six months ended June 30, 2012.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	125,700	$37.63
Exercised	(15,800)	$27.89
Forfeitures	(300)	$42.85
Outstanding at end of period	109,600	$39.02	3.3 years	$359
Exercisable at end of period	109,600	$39.02	3.3 years	$359

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, which is the difference between the fair value based upon the Company’s closing stock price on June 30, 2012 and the exercise price which would have been received by the option holders had all option holders exercised their options as of that date.  The range of exercise prices on stock options outstanding under the Incentive Plan was $13.30 to $42.85 at June 30, 2012 and 2011.  The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was $202 and $162, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

As of March 31, 2011, all compensation expense related to non-vested option awards had been recognized.  Cash received from options exercised was $441 and $897 for the six months ended June 30, 2012 and 2011, respectively.

Restricted Stock

Restricted stock awarded in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized as expense over the vesting period of each grant.  Restricted stock awards generally vest over a three-year period and unrestrict 30% on the second and third anniversaries of the grant date and 40% on the fourth anniversary of the grant date, except for non-executive employees’ restricted stock awards which vest ratable over a five-year service period and independent directors’ stock awards which vest immediately.  Independent directors’ stock awards cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

The following table summarizes restricted stock activity under the Incentive Plan during the six months ended June 30, 2012.

	Shares	Weighted
	Under	Average
	Restriction	Fair Value
Outstanding at beginning of year	282,117	$39.24
Granted	102,756	$41.79
Vested and unrestricted	(117,245)	$36.49
Forfeited	(1,295)	$36.68
Outstanding at end of period	266,333	$41.45

As of June 30, 2012, there was $8,490 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.  The total fair value of the shares that were vested and unrestricted during the six months ended June 30, 2012 and 2011 was $4,278 and $3,953, respectively.  For the six months ended June 30, 2012 and 2011, the Company recorded compensation expense related to restricted stock of $1,485 and $1,461, net of income tax benefits of $799 and $787, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities and equity securities, including interests in mutual funds, were as follows for the periods indicated.

	As of June 30, 2012
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$7,521	$284	$—	$—	$7,805
Obligations of states and political subdivisions	450,661	29,597	(183)	—	480,075
Residential mortgage-backed securities (1)	205,604	14,483	(197)	—	219,890
Commercial mortgage-backed securities	45,896	1,256	(4)	—	47,148
Other asset-backed securities	14,373	899	—	—	15,272
Corporate and other securities	333,053	12,961	(697)	—	345,317
Subtotal, fixed maturity securities	1,057,108	59,480	(1,081)	—	1,115,507
Equity securities (2)	21,037	1,346	(80)	—	22,303
Totals	$1,078,145	$60,826	$(1,161)	$—	$1,137,810

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2011
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$7,525	$366	$—	$—	$7,891
Obligations of states and political subdivisions	443,338	25,630	(150)	—	468,818
Residential mortgage-backed securities (1)	277,885	17,147	(106)	—	294,926
Commercial mortgage-backed securities	51,986	1,439	(278)	—	53,147
Other asset-backed securities	12,848	932	—	—	13,780
Corporate and other securities	239,078	10,128	(955)	—	248,251
Subtotal, fixed maturity securities	1,032,660	55,642	(1,489)	—	1,086,813
Equity securities (2)	20,431	1,111	(462)	—	21,080
Totals	$1,053,091	$56,753	$(1,951)	$—	$1,107,893

(1)  Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)  Equity securities include interests in mutual funds held to fund the Company’s executive deferred compensation plan.

(3)  Our investment portfolio included 172 and 55 securities in an unrealized loss position at June 30, 2012 and December 31, 2011, respectively.

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

	As of June 30, 2012
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$28,480	$28,827
Due after one year through five years	247,945	259,031
Due after five years through ten years	247,155	260,525
Due after ten years	267,655	284,814
Asset-backed securities	265,873	282,310
Totals	$1,057,108	$1,115,507

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross realized gains
Fixed maturity securities	$669	$1,254	$1,058	$1,577
Equity securities	196	31	266	102
Gross realized losses
Fixed maturity securities	(226)	(8)	(226)	(821)
Equity securities	(22)	—	(25)	—
Net realized gains on investments	$617	$1,277	$1,073	$858

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

The following tables as of June 30, 2012 and December 31, 2011 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$7,239	$183	$—	$—	$7,239	$183
Residential mortgage-backed securities	22,426	192	55	5	22,481	197
Commercial mortgage-backed securities	1,672	4	—	—	1,672	4
Corporate and other securities	74,492	697	—	—	74,492	697
Subtotal, fixed maturity securities	105,829	1,076	55	5	105,884	1,081
Equity securities	1,296	75	238	5	1,534	80
Total temporarily impaired securities	$107,125	$1,151	$293	$10	$107,418	$1,161

	As of December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$8,804	$135	$4,590	$15	$13,394	$150
Residential mortgage-backed securities	4,333	99	79	7	4,412	106
Commercial mortgage-backed securities	4,563	278	—	—	4,563	278
Corporate and other securities	22,745	943	1,986	12	24,731	955
Subtotal, fixed maturity securities	40,445	1,455	6,655	34	47,100	1,489
Equity securities	7,185	462	—	—	7,185	462
Total temporarily impaired securities	$47,630	$1,917	$6,655	$34	$54,285	$1,951

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The unrealized losses in the Company’s fixed income and equity portfolio as of June 30, 2012 were reviewed for potential other-than-temporary asset impairments.  The Company held no securities at June 30, 2012 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at June 30, 2012 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

During the six months ended June 30, 2012 and 2011, there was no significant deterioration in the credit quality of any of the Company’s holdings and no OTTI charges were recorded related to the Company’s portfolio of investment securities.  At June 30, 2012 and December 31, 2011, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest on fixed maturity securities	$10,598	$9,734	$20,749	$20,174
Dividends on equity securities	39	42	140	85
Interest on other assets	274	9	281	12
Interest on cash and cash equivalents	12	12	14	23
Total investment income	10,923	9,797	21,184	20,294
Investment expenses	423	327	775	659
Net investment income	$10,500	$9,470	$20,409	$19,635

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

The Company is responsible for the determination of the value of the investments carried at fair value and the supporting methodologies and assumptions.  Fair values for the Company’s fixed maturity securities are based on prices provided by its custodian bank and its investment manager.  Both the Company’s custodian bank and investment manager use a variety of independent,

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

nationally recognized pricing services to determine market valuations.  The Company has processes designed to ensure that the values received from third-party pricing service are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value.  If the pricing service cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers.  A minimum of two quoted prices is obtained for the majority of the Company’s available-for-sale fixed maturity securities in its investment portfolio.  The Company’s custodian bank is its primary provider of quoted prices from third-party pricing services and broker-dealers.  To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from the Company’s investment manager.  An examination of the pricing data is then performed for each security.  If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from the Company’s custodian bank is used in the financial statements for the security.  If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, the Company obtains a quote from an alternative source, if possible, and documents and resolves any differences between the pricing sources.  In addition, the Company may request that its investment manager and its traders provide input as to which vendor is providing prices that its traders believe are reflective of fair value for the security.  Following this process, the Company may decide to value the security in its financial statements using the secondary or alternative source if it believes that pricing is more reflective of the security’s value than the primary pricing provided by its custodian bank.  The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs.  Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

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

•                  Corporate fixed maturities: overall credit quality, the establishment of a risk adjusted credit spread over the applicable risk-free yield curve for discounted cash flow valuations; assessments of the level of industry economic sensitivity, company financial policies, indenture restrictive covenants, and/or security and collateral.

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

In order to ensure the fair value determination is representative of an exit price (consistent with ASC 820), the Company’s  procedures for validating quotes or prices obtained from third parties include, but are not limited to, obtaining a minimum of two price quotes for each fixed maturity security if possible, as discussed above, the periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date, and the periodic review of reports provided by its investment manager regarding those securities with ratings changes and securities placed on its “Watch List.” In addition, valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company’s external investment manager, whose investment professionals are familiar with the securities being priced and the markets in which they trade, to ensure the fair value determination is representative of an exit price (consistent with ASC 820).

The Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of June 30, 2012.  There were no significant changes to the valuation process during the six months ending June 30, 2012.  As of June 30, 2012 and December 31, 2011, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

	As of June 30, 2012
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$7,805	$—	$7,805	$—
Obligations of states and political subdivisions	480,075	—	480,075	—
Residential mortgage-backed securities	219,890	—	219,890	—
Commercial mortgage-backed securities	47,148	—	47,148	—
Other asset-backed securities	15,272	—	15,272	—
Corporate and other securities	345,317	—	345,317	—
Equity securities	22,303	17,093	5,210	—
Total investment securities	$1,137,810	$17,093	$1,120,717	$—

	As of December 31, 2011
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$7,891	$—	$7,891	$—
Obligations of states and political subdivisions	468,818	—	468,818	—
Residential mortgage-backed securities	294,926	—	294,926	—
Commercial mortgage-backed securities	53,147	—	53,147	—
Other asset-backed securities	13,780	—	13,780	—
Corporate and other securities	248,251	—	248,251	—
Equity securities	21,080	15,954	5,126	—
Total investment securities	$1,107,893	$15,954	$1,091,939	$—

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2012 and 2011.

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  The Company held no Level 3 securities at June 30, 2012 and 2011 and no transfers were made in or out of Level 3 during the three and six months ended June 30, 2012 and 2011.

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

	Six Months Ended June 30,
	2012	2011
Reserves for losses and LAE at beginning of year	$403,872	$404,391
Less receivable from reinsurers related to unpaid losses and LAE	(51,774)	(53,147)
Net reserves for losses and LAE at beginning of year	352,098	351,244
Incurred losses and LAE, related to:
Current year	208,348	254,661
Prior years	(7,609)	(18,847)
Total incurred losses and LAE	200,739	235,814
Paid losses and LAE related to:
Current year	110,571	143,512
Prior years	90,627	92,271
Total paid losses and LAE	201,198	235,783
Net reserves for losses and LAE at end of period	351,639	351,275
Plus receivable from reinsurers related to unpaid losses and LAE	51,820	52,475
Reserves for losses and LAE at end of period	$403,459	$403,750

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $7,609 and $18,847 for the six months ended June 30, 2012 and 2011, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decrease in prior years reserves during the 2012 period is primarily composed of a reduction in the Company’s retained automobile reserves, partially offset by an increase in the accident year 2011 reserves of homeowners and all other business lines.  The decrease in prior year reserves during the 2011 period is primarily composed of reductions in the Company’s retained automobile and homeowners reserves.

The Company’s private passenger automobile line of business prior year reserves decreased for the six months ended June 30, 2012 and 2011 primarily due to improved retained private passenger results.  The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

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

Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund (“Insolvency Fund”).  Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer.  It is anticipated that there will be additional assessments from time to time relating to various insolvencies.  Although the timing and amounts of any future assessments are not known, based upon existing knowledge, management’s opinion is that such future assessments are not expected to have a material effect upon the financial position of the Company.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  Among other covenants, the credit facility restricts the Company’s payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of the Company’s prior year’s net income, as determined in accordance with GAAP.  Although the Company paid dividends to shareholders during the six months ended June 30, 2012 in excess of 50% of its prior year net income, prior consent to pay the excess amount was obtained from RBS Citizens.  As of June 30, 2012, the Company was in compliance with all other covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at June 30, 2012 and December 31, 2011.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at June 30, 2012 and 2011.

9. Income Taxes

Federal income tax expense for the six months ended June 30, 2012 and 2011 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded a liability under ASC 740, Income Taxes.

During the six months ended June 30, 2012, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of June 30, 2012 and December 31, 2011, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2008.  The Company is not currently under examination by the IRS.

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

No share purchases were made by the Company under the program during the six months ending June 30, 2012 and 2011.  As of June 30, 2012 and December 31, 2011, the Company had purchased 1,728,645 shares on the open market at a cost of $55,569.

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

We are a leading provider of property and casualty insurance focused primarily on the Massachusetts market.  Our principal product line is automobile insurance.  In addition to private passenger automobile insurance (which represented 67.2% of our direct written premiums in 2011) and commercial automobile insurance (10.5% of 2011 direct written premiums), we offer a portfolio of other insurance products, including homeowners (18.1% of 2011 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.2% of 2011 direct written premiums).  Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 852 in 987 locations throughout Massachusetts and New Hampshire during 2011.  We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.5% and 13.2% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2012 according to the Commonwealth Automobile Reinsurers (“CAR”) Cession Volume Analysis Report of August 1, 2012, based on automobile exposures.    These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number divided by 12 equals the insurer’s number of car-years, a measure we refer to in this report as automobile exposures.

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.  During the six months ended June 30, 2012 and 2011, we wrote $3,963 and $2,462 respectively, in direct written premiums in New Hampshire.

Recent Trends and Events

•                  For the quarter ended June 30, 2012, loss and loss adjustment expenses incurred decreased by $11,489, or 10.1%, to $102,695 from $114,184 for the comparable 2011 period.  The decrease was primarily due to the absence of catastrophe losses during the quarter ended June 30, 2012, compared to $22,050 in pre-tax catastrophic weather event losses recorded during the comparable 2011 quarter.

•                  We filed and were approved for a Massachusetts private passenger automobile rate increase of 3.6% which was effective May 15, 2012.

•                  We filed and were approved for a Massachusetts homeowners rate increase of 6.9% and a Massachusetts personal umbrella rate increase of 2.1%, both of which will be effective September 15, 2012.

•                  We filed and were approved for a New Hampshire automobile rate increase of 6.1%, which was effective July 15, 2012 and a New Hampshire homeowners rate increase of 5.1% which will be effective September 15, 2012.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
GAAP ratios:
Loss ratio	64.6%	76.8%	63.8%	80.4%
Expense ratio	30.2	29.6	30.7	29.6
Combined ratio	94.8%	106.4%	94.5%	110.0%

Stock-Based Compensation

Long-term incentive compensation is provided under the our 2002 Management Omnibus Incentive Plan (the “Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At June 30, 2012, there were 617,698 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the six months ended June 30, 2012 is as follows:

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

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2011, the FAIR Plan purchased $1,000,000 of catastrophe reinsurance for property losses in excess of $200,000.  At June 30, 2012, we had no material amounts recoverable from any reinsurer, excluding $42,768 recoverable from CAR.

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

Results of Operations

Three and Six Months Ended June 30, 2012 Months Compared to Three and Six Months Ended June 30, 2011

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Direct written premiums	$185,830	$173,130	$362,083	$337,214
Net written premiums	$176,993	$167,825	$346,291	$325,344
Net earned premiums	$159,070	$148,720	$314,606	$293,366
Net investment income	10,500	9,470	20,409	19,635
Net realized gains on investments	617	1,277	1,073	858
Finance and other service income	4,521	4,470	9,026	8,875
Total revenue	174,708	163,937	345,114	322,734
Loss and loss adjustment expenses	102,695	114,184	200,739	235,814
Underwriting, operating and related expenses	48,010	44,071	96,548	86,700
Interest expenses	22	21	44	43
Total expenses	150,727	158,276	297,331	322,557
Income before income taxes	23,981	5,661	47,783	177
Income tax expense	7,025	1,576	13,618	45
Net income	$16,956	$4,085	$34,165	$132
Earnings per weighted average common share:
Basic	$1.11	$0.27	$2.24	$0.01
Diluted	$1.11	$0.27	$2.24	$0.01
Cash dividends paid per common share	$0.50	$0.50	$1.00	$1.00

Direct Written Premiums.  Direct written premiums for the quarter ended June 30, 2012 increased by $12,700, or 7.3%, to $185,830 from $173,130 for the comparable 2011 period.  Direct written premiums for the six months ended June 30, 2012 increased by $24,869, or 7.4%, to $362,083 from $337,214 for the comparable 2011 period.  The 2012 increases occurred primarily in our personal automobile, commercial automobile,  and homeowners business lines, which experienced increases of 4.9%, 1.0%, and 4.4%, respectively,  in average written premium per exposure. Written exposures decreased slightly in our personal automobile line by 0.4% and increased by 14.5% and 8.9% respectively, in our commercial automobile and homeowners lines.  The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us. The increase in commercial automobile exposures is a result of additional business submitted through the CAR LSC program as the number of Limited Servicing Carriers was reduced from six to four effective July 1, 2011.

Net Written Premiums.  Net written premiums for the quarter ended June 30, 2012 increased by $9,168, or 5.5%, to $176,993 from $167,825 for the comparable 2011 period.  Net written premiums for the six months ended June 30, 2012 increased by $20,947, or 6.4%, to $346,291 from $325,344 for the comparable 2011 period.  The 2012 increase was primarily due to the factors that increased direct personal automobile and homeowners written premiums.

Net Earned Premiums.  Net earned premiums for the quarter ended June 30, 2012 increased by $10,350, or 7.0%, to $159,070 from $148,720 for the comparable 2011 period.  Net earned premiums for the six months ended June 30, 2012 increased by $21,240, or 7.2% to $314,606 from $293,366 for the comparable 2011 period.  The 2012 increase was primarily due to the factors that increased direct personal automobile and homeowners written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Written Premiums
Direct	$185,830	$173,130	$362,083	$337,214
Assumed	4,006	4,530	8,729	8,697
Ceded	(12,843)	(9,835)	(24,521)	(20,567)
Net written premiums	$176,993	$167,825	$346,291	$325,344

Earned Premiums
Direct	$166,868	$155,481	$329,274	$306,952
Assumed	4,154	4,000	8,421	7,890
Ceded	(11,952)	(10,761)	(23,089)	(21,476)
Net earned premiums	$159,070	$148,720	$314,606	$293,366

Net Investment Income.  Net investment income for the quarter ended June 30, 2012 increased by $1,030, or 10.9%, to $10,500 from $9,470 for the comparable 2011 period.  Net investment income for the six months ended June 30, 2012 increased by $774, or 3.9%, to $20,409 from $19,635 for the comparable 2011 period.  Net effective annualized yield on the investment portfolio increased to 3.8% and 3.7%, respectively, for the quarter and six months ended June 30, 2012, from 3.5%  and 3.6 % for the comparable 2011 periods.  Our duration was 3.6 years at June 30, 2012 compared to 3.7 years at December 31, 2011.

Net Realized Gains on Investments.  Net realized gains on investments were $617 for the quarter ended June 30, 2012 compared to net realized gains of $1,277 for the comparable 2011 period.  Net realized gains on investments were $1,073 for the six months ended June 30, 2012 compared to net realized gains of $858 for the comparable 2011 period.

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of June 30, 2012
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$7,521	$284	$—	$—	$7,805
Obligations of states and political subdivisions	450,661	29,597	(183)	—	480,075
Residential mortgage-backed securities (1)	205,604	14,483	(197)	—	219,890
Commercial mortgage-backed securities	45,896	1,256	(4)	—	47,148
Other asset-backed securities	14,373	899	—	—	15,272
Corporate and other securities	333,053	12,961	(697)	—	345,317
Subtotal, fixed maturity securities	1,057,108	59,480	(1,081)	—	1,115,507
Equity securities (2)	21,037	1,346	(80)	—	22,303
Totals	$1,078,145	$60,826	$(1,161)	$—	$1,137,810

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

(2)  Equity securities includes interests in mutual funds held to fund the Company’s executive deferred compensation plan.

(3)  Our investment portfolio included 172 securities in an unrealized loss position at June 30, 2012.

(4)  Amounts in this column represent other-than-temporary impairments recognized in accumulated other comprehensive income.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of June 30, 2012
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$232,481	20.8%
Aaa/Aa	542,916	48.7
A	142,620	12.8
Baa	72,045	6.5
Ba	43,358	3.9
B	50,642	4.5
Caa	2,869	0.3
Not rated	28,576	2.5
Total	$1,115,507	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of June 30, 2012, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.  We have no exposure to European sovereign debt.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2012.

	As of June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$7,239	$183	$—	$—	$7,239	$183
Residential mortgage-backed securities	22,426	192	55	5	22,481	197
Commercial mortgage-backed securities	1,672	4	—	—	1,672	4
Corporate and other securities	74,492	697	—	—	74,492	697
Subtotal, fixed maturity securities	105,829	1,076	55	5	105,884	1,081
Equity securities	1,296	75	238	5	1,534	80
Total temporarily impaired securities	$107,125	$1,151	$293	$10	$107,418	$1,161

As of June 30, 2012, we held insured investment securities of approximately $133,520, which represented approximately 11.7% of our total investments.  Approximately $38,884 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of June 30, 2012.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of June 30, 2012
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$18,744	$7,815	$10,929
Financial Guaranty Insurance Company	279	279	—
Assured Guaranty Municipal Corporation	53,891	23,149	30,742
National Public Finance Guaranty Corporation	56,510	7,641	48,869
Total municipal bonds	129,424	38,884	90,540
Other asset-backed securities
Ambac Assurance Corporation	4,096	—	4,096
Total other asset-backed securities	4,096	—	4,096
Total	$133,520	$38,884	$94,636

The Moody’s rating of the Company’s insured investments held at June 30, 2012 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of June 30, 2012 for potential other-than-temporary asset impairments.  We held no debt securities at June 30, 2012 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was performed for securities appearing on our “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

Of the $1,161 gross unrealized losses as of June 30, 2012, $183 relates to obligations of states and political subdivisions.  The remaining $978 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

The unrealized losses recorded on the investment portfolio at June 30, 2012 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the six months ended June 30, 2012 and 2011, there was no significant deterioration in the credit quality of any of our holdings and no other-than-temporary impairment (“OTTI”) charges were recorded related to our portfolio of investment securities.

For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income increased by $51, or 1.1%, to $4,521 for the quarter ended June 30, 2012 from $4,470 for the comparable 2011 period.  Finance and other service income increased by $151, or 1.7%, to $9,026 for the six months ended June 30, 2012 from $8,875 for the comparable 2011 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the quarter ended June 30, 2012 decreased by $11,489, or 10.1%, to $102,695 from $114,184 for the comparable 2011 period.  Losses and loss adjustment expenses incurred for the six months ended June 30, 2012 decreased by $35,075, or 14.9%, to $200,739 from $235,814 for the comparable 2011 period.  Our GAAP loss ratio for the quarter ended June 30, 2012 decreased to 64.6% from 76.8% for the comparable 2011 period.  Our GAAP loss ratio for the six months ended June 30, 2012 decreased to 63.8% from 80.4% for the comparable 2011 period.  These improved ratios were primarily the result of the absence of any catastrophic weather events for the quarter and six months ended June 30, 2012.  During June 2011, severe weather and tornado outbreaks across Western and Central Massachusetts caused extensive damage and as a result, we experienced $16,697 of catastrophe losses in our automobile and property lines for the quarter ended June 30, 2011.  Further, a reassessment of our catastrophe and severe weather losses which occurred during the quarter ended March 31, 2011 resulted in an additional $5,353 of losses recorded during the quarter ended June 30, 2011.  Included in the six months ended June 30, 2011 pre-tax results is $40,668 attributable to catastrophic weather event losses.  Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended June 30, 2012 decreased to 55.5% from 67.8% for the comparable 2011 period.  Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2012 decreased to 54.5% from 70.8% for the comparable 2011 period.  Total prior year favorable development included in the pre-tax results for the quarter and six months ended June 30, 2012 was $3,622 and $7,609, respectively, compared to prior years favorable development of $9,185 and $18,847, respectively, for the comparable 2011 periods.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the quarter ended June 30, 2012 increased by $3,939, or 8.9%, to $48,010 from $44,071 for the comparable 2011 period.  Underwriting, operating and related expense for the six months ended June 30, 2012 increased by $9,848, or 11.4%, to $96,548 from $86,700 for the comparable 2011 period.  The 2012 increase is primarily due to an increase in commissions to agents.  Our GAAP expense ratios for the quarter ended June 30, 2012 increased to 30.2% from 29.6% for the comparable 2011 period.  Our GAAP expense ratios for the six months ended June 30, 2012 increased to 30.7% from 29.6% for the comparable 2011 period.

Interest Expenses.  Interest expense for the quarter ended June 30, 2012 was $22, compared to $21 for the comparable 2011 period.  Interest expense for the six months ended June 30, 2012 was $44, compared to $43 for the comparable 2011 period.  The credit facility commitment fee included in interest expense for both the three and six months ended June 30, 2012 and 2011 was $19 and $37, respectively.

Income Tax Expense.  Our effective tax rate was 29.3% and 27.8% for the quarters ended June 30, 2012 and 2011, respectively.  Our effective tax rate was 28.5% and 25.4% for the six months ended June 30, 2012 and 2011, respectively.  These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

Net Income.  Net income for the quarter ended June 30, 2012 was $16,956 compared to $4,085 for the comparable 2011 period.  Net income for the six months ended June 30, 2012 was $34,165 compared to $132 for the comparable 2011 period.  The increases in net income for the three and six months ended June 30, 2012 from the comparable 2011 periods were primarily attributable to the absence of any catastrophic weather events during 2012, as discussed above.

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

Net cash provided by operating activities was $41,025 and $6,076 during the six months ended June 30, 2012 and 2011, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash provided by investing activities was $23,883 and $23,388 during the six months ended June 30, 2012 and 2011, respectively, primarily the result of proceeds from sales, paydowns, redemptions, calls and maturities of fixed maturity securities exceeding purchases of fixed maturity securities.

Net cash used for financing activities was $14,807 and $14,244 during the six months ended June 30, 2012 and 2011, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders.

The Insurance Subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments.  In recent years, global financial markets experienced unprecedented and challenging conditions, including a tightening in the availability of credit, the failure of several large financial institutions and concerns about the creditworthiness of the sovereign debt of several European and other countries.  We believe that recent and ongoing government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of the assets we hold will allow us to realize these securities’ anticipated long-term economic value.  Furthermore, as of June 30, 2012, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value.  We do not anticipate the need to sell these securities to meet the Insurance Subsidiaries cash requirements.  We expect the Insurance Subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements.  However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

Credit Facility

For information regarding our Credit Facility, please refer to Item 1- Financial Statements, Note 8, Debt, of this Form 10-Q.

Recent Accounting Pronouncements

For information regarding Recent Accounting Pronouncements, please refer to Item 1- Financial Statements, Note 2, Recent Accounting Pronouncements,  of this Form 10-Q.

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2011, the statutory surplus of Safety Insurance was $570,492, and its net income for 2011 was $8,958.  As a result, a maximum of $57,049 is available in 2012 for such dividends without prior approval of the Commissioner.  During the six months ended June 30, 2012, Safety Insurance recorded dividends to Safety of $13,126.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock In November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2012 were as follows:

Declaration	Record	Payment	Dividend per	Total
Date	Date	Date	Common Share	Dividends Paid
February 15, 2012	March 1, 2012	March 15, 2012	$0.50	$7,598
May 3, 2012	June 1, 2012	June 15, 2012	$0.50	$7,652

On August 1, 2012, our Board approved and declared an increase in the quarterly cash dividend from $0.50 to $0.60 per share which will be paid on September 14, 2012 to shareholders of record on September 4, 2012.  We plan to continue to declare and pay quarterly cash dividends in 2012, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  On March 19, 2009, our Board increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company’s outstanding common shares.  On August 4, 2010, our Board again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of the Company’s outstanding common shares.  Under the program, we may repurchase shares of our common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of June 30, 2012 and December 31, 2011, the Company had purchased 1,728,645 shares on the open market at a cost of $55,569.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $318,412 to $359,777 as of June 30, 2012.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $351,639 as of June 30, 2012.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2012.

Line of Business	Low	Recorded	High
Private passenger automobile	$205,274	$224,277	$228,707
Commercial automobile	40,695	45,522	46,746
Homeowners	44,341	50,359	52,048
All other	28,102	31,481	32,276
Total	$318,412	$351,639	$359,777

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of June 30, 2012.

Line of Business	Case	IBNR	Total
Private passenger automobile	$231,440	$(10,446)	$220,994
CAR assumed private passenger auto	2,655	628	3,283
Commercial automobile	32,068	2,406	34,474
CAR assumed commercial automobile	7,185	3,863	11,048
Homeowners	36,799	8,134	44,933
FAIR Plan assumed homeowners	2,461	2,965	5,426
All other	19,778	11,703	31,481
Total net reserves for losses and LAE	$332,386	$19,253	$351,639

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 35.0% of our total reserves for CAR assumed commercial automobile business as of June 30, 2012 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 54.6% of our total reserves for FAIR Plan assumed homeowners at June 30, 2012 due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of June 30, 2012.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$220,994
CAR assumed private passenger automobile		$3,283
Net private passenger automobile			$224,277
Commercial automobile	34,474
CAR assumed commercial automobile		11,048
Net commercial automobile			45,522
Homeowners	44,933
FAIR Plan assumed homeowners		5,426
Net homeowners			50,359
All other	31,481	—	31,481
Total net reserves for losses and LAE	$331,882	$19,757	$351,639

Residual Market Loss and Loss Adjustment Expense Reserves

We are a participant in CAR, the FAIR Plan and other various residual markets and assume a portion of losses and LAE on business ceded by the industry participants to the residual markets.  We estimate reserves for assumed losses and LAE that have not yet been reported to us by the residual markets.  Our estimations are based upon the same factors we use for our own reserves, plus additional factors due to the nature of and the information we receive.  The portion of reserves based upon CAR estimates for private passenger automobile line of business has declined substantially over time as a result of the institution of the an assigned risk plan in Massachusetts and phase-out of the private passenger automobile CAR reinsurance pool on April 1, 2009.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the six months ended June 30, 2012, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $3,146.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $2,045 on net income, or $0.13 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the six months ended June 30, 2012.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,420)	$(2,210)	$—
Estimated increase in net income	2,873	1,437	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,210)	—	2,210
Estimated increase (decrease) in net income	1,437	—	(1,437)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,210	4,420
Estimated decrease in net income	—	(1,437)	(2,873)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(689)	(345)	—
Estimated increase in net income	448	224	—
No Change in Severity
Estimated (decrease) increase in reserves	(345)	—	345
Estimated increase (decrease) in net income	224	—	(224)
+1 Percent Change in Severity
Estimated increase in reserves	—	345	689
Estimated decrease in net income	—	(224)	(448)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(899)	(449)	—
Estimated increase in net income	584	292	—
No Change in Severity
Estimated (decrease) increase in reserves	(449)	—	449
Estimated increase (decrease) in net income	292	—	(292)
+1 Percent Change in Severity
Estimated increase in reserves	—	449	899
Estimated decrease in net income	—	(292)	(584)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(630)	(315)	—
Estimated increase in net income	410	205	—
No Change in Severity
Estimated (decrease) increase in reserves	(315)	—	315
Estimated increase (decrease) in net income	205	—	(205)
+1 Percent Change in Severity
Estimated increase in reserves	—	315	630
Estimated decrease in net income	—	(205)	(410)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2012.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(33)	$33
Estimated increase (decrease) in net income	21	(21)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(110)	110
Estimated increase (decrease) in net income	72	(72)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(54)	54
Estimated increase (decrease) in net income	35	(35)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $7,609, and $18,847 during the six months ended June 30, 2012 and 2011, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2012 and 2011.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Six Months Ended June 30,
Accident Year	2012	2011
2002 & prior	$(175)	$(88)
2003	(311)	(375)
2004	(236)	(739)
2005	(1,206)	(1,926)
2006	(737)	(3,140)
2007	(535)	(3,365)
2008	(1,592)	(6,037)
2009	(2,345)	(2,094)
2010	(4,424)	(1,083)
2011	3,952	—
All prior years	$(7,609)	$(18,847)

The decreases in prior years reserves during the six months ended June 30, 2012 and 2011 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2012 decrease is primarily composed of reductions of $7,556 in our retained private passenger automobile reserves.  The 2011 decrease is primarily composed of reductions of $14,289 in our retained automobile reserves, $2,580 in our retained homeowners reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the six months ended June 30, 2012.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2002 & prior	$(160)	$(15)	$-	$—	$(175)
2003	(297)	(6)	(8)	—	(311)
2004	(207)	(28)	(1)	—	(236)
2005	(746)	(193)	(267)	—	(1,206)
2006	(597)	(138)	1	(3)	(737)
2007	(440)	(100)	9	(4)	(535)
2008	(1,253)	(91)	(242)	(6)	(1,592)
2009	(1,652)	(144)	(500)	(49)	(2,345)
2010	(2,334)	(443)	(1,593)	(54)	(4,424)
2011	(429)	14	3,070	1,297	3,952
All prior years	$(8,115)	$(1,144)	$469	$1,181	$(7,609)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the six months ended June 30, 2012; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2002 & prior	$(160)	$(15)	$—	$—	$(175)
2003	(267)	—	(8)	—	(275)
2004	(179)	(1)	(1)	—	(181)
2005	(719)	(116)	(243)	—	(1,078)
2006	(486)	(28)	—	(3)	(517)
2007	(304)	(22)	(6)	(4)	(336)
2008	(1,125)	(122)	(234)	(6)	(1,487)
2009	(1,567)	(158)	(487)	(49)	(2,261)
2010	(2,320)	(388)	(1,580)	(54)	(4,342)
2011	(429)	(85)	2,984	1,297	3,767
All prior years	$(7,556)	$(935)	$425	$1,181	$(6,885)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the six months ended June 30, 2012.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2002 & prior	$—	$—	$—	$—
2003	(30)	(6)	—	(36)
2004	(28)	(27)	—	(55)
2005	(27)	(77)	(24)	(128)
2006	(111)	(110)	1	(220)
2007	(136)	(78)	15	(199)
2008	(128)	31	(8)	(105)
2009	(85)	14	(13)	(84)
2010	(14)	(55)	(13)	(82)
2011	—	99	86	185
All prior years	$(559)	$(209)	$44	$(724)

Our private passenger automobile line of business prior year reserves decreased by $8,115 for the six months ended June 30, 2012.  The decrease was primarily due to improved retained private passenger results of $6,950 for the accident years 2005 through 2011.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $1,144 for the six months ended June 30, 2012 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves increased by $425 for the six months ended June 30, 2012. Our FAIR Plan homeowners reserve increased by $44 for the six months ended June 30, 2012.

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

In our determination of whether a decline in fair value below amortized cost is an OTTI, we consider and evaluate several factors and circumstances including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically six months or longer) in which the fair value of an issuer’s securities remains below our amortized cost, and any other factors that may raise doubt about the issuer’s ability to continue as a going concern.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2012
Estimated fair value	$1,153,394	$1,115,507	$1,073,070
Estimated increase (decrease) in fair value	$37,887	$—	$(42,437)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At June 30, 2012, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2012, assuming that all of such debt is outstanding for the entire year.

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
Date: August 9, 2012

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description

11.0	Statement re: Computation of Per Share Earnings(1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(2)

(1)  Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, Earnings per Weighted Average Common Share.

(2)  Included herein.