Form 10-Q
period 2012-09-30
SAFETY INSURANCE GROUP INC
filed 2012-11-08
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012, there were 15,320,409 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,100,759 and $1,032,660)	$1,171,464	$1,086,813
Equity securities, at fair value (cost: $21,077 and $20,431)	22,833	21,080
Total investments	1,194,297	1,107,893
Cash and cash equivalents	33,697	37,890
Accounts receivable, net of allowance for doubtful accounts	180,333	154,143
Receivable for securities sold	866	—
Accrued investment income	10,092	10,169
Taxes recoverable	3,551	8,406
Receivable from reinsurers related to paid loss and loss adjustment expenses	8,762	3,526
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	52,115	51,774
Ceded unearned premiums	15,012	14,022
Deferred policy acquisition costs	63,905	56,716
Equity and deposits in pools	16,567	14,507
Other assets	14,242	13,448
Total assets	$1,593,439	$1,472,494

Liabilities
Loss and loss adjustment expense reserves	$413,641	$403,872
Unearned premium reserves	371,437	329,562
Accounts payable and accrued liabilities	48,720	52,032
Payable for securities purchased	18,198	—
Payable to reinsurers	14,877	5,338
Deferred income taxes	9,745	3,014
Other liabilities	20,412	22,363
Total liabilities	897,030	816,181

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,047,104 and 16,915,432 shares issued	170	169
Additional paid-in capital	161,726	157,167
Accumulated other comprehensive income, net of taxes	47,099	35,621
Retained earnings	542,983	518,925
Treasury stock, at cost: 1,728,645 shares	(55,569)	(55,569)
Total shareholders’ equity	696,409	656,313
Total liabilities and shareholders’ equity	$1,593,439	$1,472,494

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net earned premiums	$162,493	$151,254	$477,099	$444,620
Net investment income	10,142	10,081	30,551	29,716
Net realized gains on investments	153	1,844	1,226	2,702
Finance and other service income	4,743	4,856	13,769	13,731
Total revenue	177,531	168,035	522,645	490,769

Losses and loss adjustment expenses	106,445	111,545	307,184	347,359
Underwriting, operating and related expenses	50,054	45,453	146,602	132,153
Interest expense	22	23	66	66
Total expenses	156,521	157,021	453,852	479,578

Income before income taxes	21,010	11,014	68,793	11,191
Income tax expense	6,676	2,204	20,294	2,249
Net income	$14,334	$8,810	$48,499	$8,942

Earnings per weighted average common share:
Basic	$0.94	$0.58	$3.17	$0.59
Diluted	$0.94	$0.58	$3.17	$0.59

Cash dividends paid per common share	$0.60	$0.50	$1.60	$1.50

Number of shares used in computing earnings per share:
Basic	15,312,178	15,187,430	15,277,560	15,157,762
Diluted	15,319,885	15,195,819	15,284,400	15,169,738

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$14,334	$8,810	$48,499	$8,942

Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of tax expense of $4,532, $4,200, $6,610, and $6,801	8,417	7,799	12,275	12,631
Reclassification adjustment for gains included in net income, net of tax expense of ($53), ($646), ($429), and ($946)	(100)	(1,198)	(797)	(1,756)
Unrealized gains on securities available for sale	8,317	6,601	11,478	10,875

Comprehensive income	$22,651	$15,411	$59,977	$19,817

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2010	$168	$151,317	$21,972	$535,545	$(55,526)	$653,476
Net income, January 1 to September 30, 2011				8,942		8,942
Other comprehensive income, net of deferred federal income taxes			10,875			10,875
Unearned compensation on restricted stock, net of deferred federal income taxes	1	3,797				3,798
Exercise of options, net of federal income taxes		965				965
Dividends paid				(22,729)		(22,729)
Acquisition of treasury stock					(43)	(43)
Balance at September 30, 2011	$169	$156,079	$32,847	$521,758	$(55,569)	$655,284

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2011	$169	$157,167	$35,621	$518,925	$(55,569)	$656,313
Net income, January 1 to September 30, 2012				48,499		48,499
Other comprehensive income, net of deferred federal income taxes			11,478			11,478
Unearned compensation on restricted stock, net of deferred federal income taxes	1	3,575				3,576
Exercise of options, net of federal income taxes		984				984
Dividends paid				(24,441)		(24,441)
Balance at September 30, 2012	$170	$161,726	$47,099	$542,983	$(55,569)	$696,409

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$48,499	$8,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	10,691	9,196
Provision for deferred income taxes	550	168
Net realized gains on investments	(1,226)	(2,702)
Changes in assets and liabilities:
Accounts receivable	(26,190)	(18,477)
Accrued investment income	77	851
Receivable from reinsurers	(5,577)	(3,285)
Ceded unearned premiums	(990)	(173)
Deferred policy acquisition costs	(7,189)	(6,683)
Other assets	1,835	1,746
Loss and loss adjustment expense reserves	9,769	(6,054)
Unearned premium reserves	41,875	39,112
Accounts payable and accrued liabilities	(3,312)	(15,267)
Payable to reinsurers	9,539	5,393
Other liabilities	(1,951)	7,704
Net cash provided by operating activities	76,400	20,471

Cash flows from investing activities:
Fixed maturities purchased	(234,335)	(260,405)
Equity securities purchased	(8,343)	(12,512)
Proceeds from sales and paydowns of fixed maturities	132,576	200,728
Proceeds from maturities, redemptions, and calls of fixed maturities	48,014	74,162
Proceed from sales of equity securities	7,939	6,235
Fixed assets purchased	(2,987)	(2,828)
Net cash (used for) provided by investing activities	(57,136)	5,380

Cash flows from financing activities:
Proceeds from stock options exercised	1,028	900
Excess tax expense from stock options exercised	(44)	(4)
Dividends paid to shareholders	(24,441)	(22,729)
Acquisition of treasury stock	—	(43)
Net cash used for financing activities	(23,457)	(21,876)

Net (decrease) increase in cash and cash equivalents	(4,193)	3,975
Cash and cash equivalents at beginning of year	37,890	40,291
Cash and cash equivalents at end of period	$33,697	$44,266

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

The financial information as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods.  These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2012.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income available to common shareholders for basic and diluted earnings per share	$14,334	$8,810	$48,499	$8,942

Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,312,178	15,187,430	15,277,560	15,157,762
Common equivalent shares - stock options	7,707	8,389	6,840	11,976
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,319,885	15,195,819	15,284,400	15,169,738

Basic earnings per share	$0.94	$0.58	$3.17	$0.59
Diluted earnings per share	$0.94	$0.58	$3.17	$0.59

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive.  There were no anti-dilutive stock options for the three months ended September 30, 2012 and 71,800 anti-dilutive stock options for the nine months ended September 30, 2012.  There were 82,800 anti-dilutive stock options for the three months ended September 30, 2011 and no anti-dilutive stock options for the nine months ended September 30, 2011.

4.  Stock-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan.  At September 30, 2012, there were 618,237 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

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

Stock Options

The fair value of stock options used to compute net income and EPS for the nine months ended September 30, 2011 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected dividend yield	NA	NA	NA	1.68%
Expected volatility	NA	NA	NA	0.36
Risk-free interest rate	NA	NA	NA	4.76%
Expected holding period (in years)	NA	NA	NA	6.5

Expected dividend yield is the Company’s dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future.  Expected volatility is based on historical volatility of the Company’s common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option.  The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option.  The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term.  There were no stock options granted during the three and nine months ended September 30, 2012 and 2011.

The following table summarizes stock option activity under the Incentive Plan for the nine months ended September 30, 2012.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	125,700	$37.63
Exercised	(30,750)	$33.42
Forfeitures	(300)	$42.85
Outstanding at end of period	94,650	$38.98	3.1 years	$653
Exercisable at end of period	94,650	$38.98	3.1 years	$653

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, which is the difference between the fair value based upon the Company’s closing stock price on September 30, 2012 and the exercise price which would have been received by the option holders had all option holders exercised their options as of that date.  The range of exercise prices on stock options outstanding under the Incentive Plan was $13.30 to $42.85 at September 30, 2012 and 2011.  The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $383 and $122, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

As of March 31, 2011, all compensation expense related to non-vested option awards had been recognized.  Cash received from options exercised was $1,028 and $900 for the nine months ended September 30, 2012 and 2011, respectively.

Restricted Stock

Restricted stock awarded in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized as expense over the vesting period of each grant.  Restricted stock awards generally vest over a three-year period and unrestrict 30% on the first and second anniversaries of the grant date and 40% on the third anniversary of the grant date, except for non-executive employees’ restricted stock awards which vest ratable over a five-year service period and independent directors’ stock awards which vest immediately.  Independent directors’ stock awards cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

The following table summarizes restricted stock activity under the Incentive Plan during the nine months ended September 30, 2012.

	Shares	Weighted
	Under	Average
	Restriction	Fair Value
Outstanding at beginning of year	282,117	$39.24
Granted	102,756	$41.79
Vested and unrestricted	(117,395)	$36.49
Forfeited	(1,834)	$37.36
Outstanding at end of period	265,644	$41.45

As of September 30, 2012, there was $7,401 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years.  The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2012 and 2011 was $4,283 and $3,953, respectively.  For the nine months ended September 30, 2012 and 2011, the Company recorded compensation expense related to restricted stock of $2,179 and $2,166, net of income tax benefits of $1,173 and $1,166, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, were as follows for the periods indicated.

	As of September 30, 2012
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$40,522	$284	$—	$—	$40,806
Obligations of states and political subdivisions	455,928	37,823	(4)	—	493,747
Residential mortgage-backed securities (1)	204,214	13,705	(136)	—	217,783
Commercial mortgage-backed securities	38,499	1,261	(7)	—	39,753
Other asset-backed securities	21,804	909	(1)	—	22,712
Corporate and other securities	339,792	17,117	(246)	—	356,663
Subtotal, fixed maturity securities	1,100,759	71,099	(394)	—	1,171,464
Equity securities (2)	21,077	1,806	(50)	—	22,833
Totals	$1,121,836	$72,905	$(444)	$—	$1,194,297

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

(3)  Our investment portfolio included 68 and 55 securities in an unrealized loss position at September 30, 2012 and December 31, 2011, respectively.

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

	As of September 30, 2012
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$66,914	$67,275
Due after one year through five years	241,960	255,816
Due after five years through ten years	264,917	282,618
Due after ten years	262,451	285,507
Asset-backed securities	264,517	280,248
Totals	$1,100,759	$1,171,464

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross realized gains
Fixed maturity securities	$374	$1,712	$1,432	$3,289
Equity securities	—	132	266	234
Gross realized losses
Fixed maturity securities	(221)	—	(447)	(821)
Equity securities	—	—	(25)	—
Net realized gains on investments	$153	$1,844	$1,226	$2,702

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

The following tables as of September 30, 2012 and December 31, 2011 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$1,039	$4	$—	$—	$1,039	$4
Residential mortgage-backed securities	14,433	131	54	5	14,487	136
Commercial mortgage-backed securities	1,955	7	—	—	1,955	7
Other asset-backed securities	7,612	1	—	—	7,612	1
Corporate and other securities	19,015	246	—	—	19,015	246
Subtotal, fixed maturity securities	44,054	389	54	5	44,108	394
Equity securities	1,089	44	544	6	1,633	50
Total temporarily impaired securities	$45,143	$433	$598	$11	$45,741	$444

	As of December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$8,804	$135	$4,590	$15	$13,394	$150
Residential mortgage-backed securities	4,333	99	79	7	4,412	106
Commercial mortgage-backed securities	4,563	278	—	—	4,563	278
Corporate and other securities	22,745	943	1,986	12	24,731	955
Subtotal, fixed maturity securities	40,445	1,455	6,655	34	47,100	1,489
Equity securities	7,185	462	—	—	7,185	462
Total temporarily impaired securities	$47,630	$1,917	$6,655	$34	$54,285	$1,951

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The unrealized losses in the Company’s fixed income and equity portfolio as of September 30, 2012 were reviewed for potential other-than-temporary asset impairments.  The Company held no securities at September 30, 2012 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at September 30, 2012 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

During the nine months ended September 30, 2012 and 2011, there was no significant deterioration in the credit quality of any of the Company’s holdings and no OTTI charges were recorded related to the Company’s portfolio of investment securities.  At September 30, 2012 and December 31, 2011, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest on fixed maturity securities	$10,570	$10,290	$31,571	$30,440
Dividends on equity securities	187	136	327	221
Interest on other assets	20	7	49	43
Interest on cash and cash equivalents	—	3	14	26
Total investment income	10,777	10,436	31,961	30,730
Investment expenses	635	355	1,410	1,014
Net investment income	$10,142	$10,081	$30,551	$29,716

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

The Company is responsible for the determination of the value of the investments carried at fair value and the supporting methodologies and assumptions.  Fair values for the Company’s fixed maturity securities are based on prices provided by its custodian bank and its investment manager.  Both the Company’s custodian bank and investment manager use a variety of independent,

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

nationally recognized pricing services to determine market valuations.  The Company has processes designed to ensure that the values received from third-party pricing service are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value.  If the pricing service cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers.  A minimum of two quoted prices is obtained for the majority of the Company’s available-for-sale fixed maturity securities in its investment portfolio.  The Company’s custodian bank is its primary provider of quoted prices from third-party pricing services and broker-dealers.  To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from the Company’s investment managers.  An examination of the pricing data is then performed for each security.  If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from the Company’s custodian bank is used in the financial statements for the security.  If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, the Company obtains a quote from an alternative source, if possible, and documents and resolves any differences between the pricing sources.  In addition, the Company may request that its investment managers and its traders provide input as to which vendor is providing prices that its traders believe are reflective of fair value for the security.  Following this process, the Company may decide to value the security in its financial statements using the secondary or alternative source if it believes that pricing is more reflective of the security’s value than the primary pricing provided by its custodian bank.  The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs.  Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

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

The Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2012.  There were no significant changes to the valuation process during the nine months ending September 30, 2012.  As of September 30, 2012 and December 31, 2011, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

	As of September 30, 2012
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$40,806	$—	$40,806	$—
Obligations of states and political subdivisions	493,747	—	493,747	—
Residential mortgage-backed securities	217,783	—	217,783	—
Commercial mortgage-backed securities	39,753	—	39,753	—
Other asset-backed securities	22,712	—	22,712	—
Corporate and other securities	356,663	—	356,663	—
Equity securities	22,833	17,565	5,268	—
Total investment securities	$1,194,297	$17,565	$1,176,732	$—

	As of December 31, 2011
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$7,891	$—	$7,891	$—
Obligations of states and political subdivisions	468,818	—	468,818	—
Residential mortgage-backed securities	294,926	—	294,926	—
Commercial mortgage-backed securities	53,147	—	53,147	—
Other asset-backed securities	13,780	—	13,780	—
Corporate and other securities	248,251	—	248,251	—
Equity securities	21,080	15,954	5,126	—
Total investment securities	$1,107,893	$15,954	$1,091,939	$—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2012 and 2011.

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  The Company held no Level 3 securities at September 30, 2012 and 2011 and no transfers were made in or out of Level 3 during the three and nine months ended September 30, 2012 and 2011.

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

	Nine Months Ended September 30,
	2012	2011
Reserves for losses and LAE at beginning of year	$403,872	$404,391
Less receivable from reinsurers related to unpaid losses and LAE	(51,774)	(53,147)
Net reserves for losses and LAE at beginning of year	352,098	351,244
Incurred losses and LAE, related to:
Current year	319,056	372,481
Prior years	(11,872)	(25,122)
Total incurred losses and LAE	307,184	347,359
Paid losses and LAE related to:
Current year	185,121	237,742
Prior years	112,635	115,103
Total paid losses and LAE	297,756	352,845
Net reserves for losses and LAE at end of period	361,526	345,758
Plus receivable from reinsurers related to unpaid losses and LAE	52,115	52,579
Reserves for losses and LAE at end of period	$413,641	$398,337

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $11,872 and $25,122 for the nine months ended September 30, 2012 and 2011, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decrease in prior years reserves during the 2012 period is primarily composed of a reduction in the Company’s retained automobile reserves, partially offset by an increase in the accident year 2011 reserves of homeowners and all other business lines.  The decrease in prior year reserves during the 2011 period is primarily composed of reductions in the Company’s retained automobile and homeowners reserves.

The Company’s private passenger automobile line of business prior year reserves decreased for the nine months ended September 30, 2012 and 2011 primarily due to improved retained private passenger results.  The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  Among other covenants, the credit facility restricts the Company’s payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of the Company’s prior year’s net income, as determined in accordance with GAAP.  Although the Company paid dividends to shareholders during the nine months ended September 30, 2012 was in excess of 50% of its prior year net income, prior consent to pay the excess amount was obtained from RBS Citizens.  As of September 30, 2012, the Company was in compliance with all other covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at September 30, 2012 and December 31, 2011.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at September 30, 2012 and 2011.

9. Income Taxes

Federal income tax expense for the nine months ended September 30, 2012 and 2011 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded a liability under ASC 740, Income Taxes.

During the nine months ended September 30, 2012, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of September 30, 2012 and December 31, 2011, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2009.  The Company is not currently under examination by the IRS.

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

No share purchases were made by the Company under the program during the nine months ending September 30, 2012.  During the nine months ended September 31, 2011, the Company purchased 1,190 shares of its common shares on the open market

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

under the program at a cost of $43.  As of September 30, 2012 and December 31, 2011, the Company had purchased 1,728,645 shares on the open market at a cost of $55,569.

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

We are a leading provider of property and casualty insurance focused primarily on the Massachusetts market.  Our principal product line is automobile insurance.  In addition to private passenger automobile insurance (which represented 67.2% of our direct written premiums in 2011) and commercial automobile insurance (10.5% of 2011 direct written premiums), we offer a portfolio of other insurance products, including homeowners (18.1% of 2011 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.2% of 2011 direct written premiums).  Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 852 in 987 locations throughout Massachusetts and New Hampshire during 2011.  We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.2% and 12.4% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2012 according to the Commonwealth Automobile Reinsurers (“CAR”) Cession Volume Analysis Report of October 24, 2012, based on automobile exposures.    These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number divided by 12 equals the insurer’s number of car-years, a measure we refer to in this report as automobile exposures.

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.  During the nine months ended September 30, 2012 and 2011, we wrote $6,456 and $4,084, respectively, in direct written premiums in New Hampshire.

Recent Trends and Events

•                  For the quarter ended September 30, 2012, loss and loss adjustment expenses incurred decreased by $5,100, or 4.6%, to $106,445 from $111,545 for the comparable 2011 period.  The decrease was primarily due to pre-tax catastrophic weather event losses incurred of $2,355 during the quarter ended September 30, 2012 compared to $12,375 during the comparable 2011 period.

•                  We filed and were approved for a Massachusetts homeowners rate increase of 6.9% and a Massachusetts personal umbrella rate increase of 2.1%, both of which were effective September 15, 2012.

•                  We filed and were approved for a New Hampshire automobile rate increase of 6.1%, which was effective July 15, 2012 and a

New Hampshire homeowners rate increase of 5.1% which was effective September 15, 2012.

•                  Our catastrophic weather event losses will be impacted by Hurricane Sandy which caused widespread damage in the Northeastern United States on October 29 and 30, 2012.  Our exposure to property and casualty losses is limited to the two states in which we write business, Massachusetts and New Hampshire.  We are currently assessing the impact of Hurricane Sandy on our business but do not believe at this time that it will have a material impact on our consolidated financial position.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
GAAP ratios:
Loss ratio	65.5%	73.7%	64.4%	78.1%
Expense ratio	30.8	30.1	30.7	29.7
Combined ratio	96.3%	103.8%	95.1%	107.8%

Stock-Based Compensation

Long-term incentive compensation is provided under the our 2002 Management Omnibus Incentive Plan (the “Incentive Plan”) which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan.  At September 30, 2012, there were 618,237 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of stock based awards granted under the Incentive Plan during the nine months ended September 30, 2012 is as follows:

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business.  We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”).  The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event.  We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models.  As of January 1, 2012, we have purchased four layers of excess catastrophe reinsurance providing $485,000 of coverage for property losses in excess of $50,000 up to a maximum of $535,000.  Our reinsurers’ co-participation is 50.0% of $30,000 for the 1st layer, 80.0% of $90,000 for the 2nd layer, 80.0% of $200,000 for the 3rd layer, and 80.0% of $165,000 for the 4th layer.  As a result of the changes to the models and our revised reinsurance program, our catastrophe reinsurance in 2012 protects us in the event of a “140-year storm” (that is, a storm of a severity expected to occur once in a 140-year period).  Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A” (Excellent).  Most of our other reinsurers have an A.M. Best rating of “A” (Excellent) however in no case is a reinsurer rated below “A-” (Excellent).  Our losses from the individual catastrophe events of 2012 and 2011 were less than our reinsurance retention.

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2011, the FAIR Plan purchased $1,000,000 of catastrophe reinsurance for property losses in excess of $200,000.  At September 30, 2012, we had no material amounts recoverable from any reinsurer, excluding $43,481 recoverable from CAR.

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

Results of Operations

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

The following table shows certain of our selected financial results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Direct written premiums	$179,007	$167,168	$541,090	$504,382
Net written premiums	$171,692	$158,215	$517,983	$483,559
Net earned premiums	$162,493	$151,254	$477,099	$444,620
Net investment income	10,142	10,081	30,551	29,716
Net realized gains on investments	153	1,844	1,226	2,702
Finance and other service income	4,743	4,856	13,769	13,731
Total revenue	177,531	168,035	522,645	490,769
Loss and loss adjustment expenses	106,445	111,545	307,184	347,359
Underwriting, operating and related expenses	50,054	45,453	146,602	132,153
Interest expenses	22	23	66	66
Total expenses	156,521	157,021	453,852	479,578
Income before income taxes	21,010	11,014	68,793	11,191
Income tax expense	6,676	2,204	20,294	2,249
Net income	$14,334	$8,810	$48,499	$8,942
Earnings per weighted average common share:
Basic	$0.94	$0.58	$3.17	$0.59
Diluted	$0.94	$0.58	$3.17	$0.59
Cash dividends paid per common share	$0.60	$0.50	$1.60	$1.50

Direct Written Premiums.  Direct written premiums for the quarter ended September 30, 2012 increased by $11,839, or 7.1%, to $179,007 from $167,168 for the comparable 2011 period.  Direct written premiums for the nine months ended September 30, 2012 increased by $36,708, or 7.3%, to $541,090 from $504,382 for the comparable 2011 period.  The 2012 increases occurred primarily in our personal automobile and homeowners business lines, which experienced increases of 5.0% and 3.8%, respectively,  in average written premium per exposure.  Written exposures remained consistent in our personal automobile line and increased by 8.0% in our homeowners line.  The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.

Net Written Premiums.  Net written premiums for the quarter ended September 30, 2012 increased by $13,477, or 8.5%, to $171,692 from $158,215 for the comparable 2011 period.  Net written premiums for the nine months ended September 30, 2012 increased by $34,424, or 7.1%, to $517,983 from $483,559 for the comparable 2011 period.  The 2012 increase was primarily due to the factors that increased direct personal automobile and homeowners written premiums.

Net Earned Premiums.  Net earned premiums for the quarter ended September 30, 2012 increased by $11,239, or 7.4%, to $162,493 from $151,254 for the comparable 2011 period.  Net earned premiums for the nine months ended September 30, 2012 increased by $32,479, or 7.3% to $477,099 from $444,620 for the comparable 2011 period.  The 2012 increase was primarily due to the factors that increased direct personal automobile and homeowners written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Written Premiums
Direct	$179,007	$167,168	$541,090	$504,382
Assumed	4,505	3,115	13,234	11,812
Ceded	(11,820)	(12,068)	(36,341)	(32,635)
Net written premiums	$171,692	$158,215	$517,983	$483,559

Earned Premiums
Direct	$170,616	$158,631	$499,890	$465,583
Assumed	4,139	3,609	12,560	11,499
Ceded	(12,262)	(10,986)	(35,351)	(32,462)
Net earned premiums	$162,493	$151,254	$477,099	$444,620

Net Investment Income.  Net investment income for the quarter ended September 30, 2012 increased by $61 or 0.6%, to $10,142 from $10,081 for the comparable 2011 period.  Net investment income for the nine months ended September 30, 2012 increased by $835, or 2.8%, to $30,551 from $29,716 for the comparable 2011 period.  Net effective annualized yield on the investment portfolio was 3.6% for the quarter ended September 30, 2012, down from 3.7% for the comparable 2011 period.  Net effective annualized yield on the investment portfolio for the nine months ended September 30, 2012 was 3.7%, the same as the comparable 2011 period.  Our duration was 3.6 years at September 30, 2012 compared to 3.7 years at December 31, 2011.

Net Realized Gains on Investments.  Net realized gains on investments were $153 for the quarter ended September 30, 2012 compared to $1,844 for the comparable 2011 period.  Net realized gains on investments were $1,226 for the nine months ended September 30, 2012 compared to $2,702 for the comparable 2011 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stock with the characteristics of fixed maturities, and equity securities, including interests in mutual funds, were as follows:

	As of September 30, 2012
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$40,522	$284	$—	$—	$40,806
Obligations of states and political subdivisions	455,928	37,823	(4)	—	493,747
Residential mortgage-backed securities (1)	204,214	13,705	(136)	—	217,783
Commercial mortgage-backed securities	38,499	1,261	(7)	—	39,753
Other asset-backed securities	21,804	909	(1)	—	22,712
Corporate and other securities	339,792	17,117	(246)	—	356,663
Subtotal, fixed maturity securities	1,100,759	71,099	(394)	—	1,171,464
Equity securities (2)	21,077	1,806	(50)	—	22,833
Totals	$1,121,836	$72,905	$(444)	$—	$1,194,297

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

(3)  Our investment portfolio included 68 securities in an unrealized loss position at September 30, 2012.

(4)  Amounts in this column represent other-than-temporary impairments recognized in accumulated other comprehensive income.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of September 30, 2012
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$263,206	22.5%
Aaa/Aa	542,133	46.3
A	156,387	13.3
Baa	75,277	6.4
Ba	47,500	4.1
B	56,099	4.8
Caa	4,748	0.4
Not rated	26,114	2.2
Total	$1,171,464	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of September 30, 2012, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.  We have no exposure to European sovereign debt.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2012.

	As of September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$1,039	$4	$—	$—	$1,039	$4
Residential mortgage-backed securities	14,433	131	54	5	14,487	136
Commercial mortgage-backed securities	1,955	7	—	—	1,955	7
Other asset-backed securities	7,612	1	—	—	7,612	1
Corporate and other securities	19,015	246	—	—	19,015	246
Subtotal, fixed maturity securities	44,054	389	54	5	44,108	394
Equity securities	1,089	44	544	6	1,633	50
Total temporarily impaired securities	$45,143	$433	$598	$11	$45,741	$444

As of September 30, 2012, we held insured investment securities of approximately $116,612, which represented approximately 9.8% of our total investments.  Approximately $36,512 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of September 30, 2012.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of September 30, 2012
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$18,623	$9,285	$9,338
Financial Guaranty Insurance Company	281	281	—
Assured Guaranty Municipal Corporation	43,874	19,376	24,498
National Public Finance Guaranty Corporation	49,784	7,570	42,214
Total municipal bonds	112,562	36,512	76,050
Other asset-backed securities
Ambac Assurance Corporation	4,050	—	4,050
Total other asset-backed securities	4,050	—	4,050
Total	$116,612	$36,512	$80,100

The Moody’s rating of the Company’s insured investments held at September 30, 2012 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of September 30, 2012 for potential other-than-temporary asset impairments.  We held no debt securities at September 30, 2012 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was performed for securities appearing on our “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

Of the $444 gross unrealized losses as of September 30, 2012, $4 relates to obligations of states and political subdivisions.  The remaining $440 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

The unrealized losses recorded on the investment portfolio at September 30, 2012 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the nine months ended September 30, 2012 and 2011, there was no significant deterioration in the credit quality of any of our holdings and no other-than-temporary impairment (“OTTI”) charges were recorded related to our portfolio of investment securities.

For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of  this Form 10-Q.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income decreased by $113, or 2.3%, to $4,743 for the quarter ended September 30, 2012 from $4,856 for the comparable 2011 period.  Finance and other service income decreased by $38, or 0.3% to $13,769 for the nine months ended September 30, 2012 from $13,731 for the comparable 2011 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the quarter ended September 30, 2012 decreased by $5,100, or 4.6%, to $106,445 from $111,545 for the comparable 2011 period.  Losses and loss adjustment expenses incurred for the nine months ended September 30, 2012 decreased by $40,175, or 11.6%, to $307,184 from $347,359 for the comparable 2011 period.  Our GAAP loss ratio for the quarter ended September 30, 2012 decreased to 65.5% from 73.7% for the comparable 2011 period.  Our GAAP loss ratio for the nine months ended September 30, 2012 decreased to 64.4% from 78.1% for the comparable 2011 period.  The decrease was primarily due to pre-tax catastrophic weather event losses incurred of $2,355 during the quarter and nine months ended September 30, 2012, compared to $12,375 and $53,043, respectively, during the comparable 2011 periods.  Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended September 30, 2012 decreased to 56.4% from 64.8% for the comparable 2011 period.  Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2012 decreased to 55.2% from 68.8% for the comparable 2011 period.  Total prior year favorable development included in the pre-tax results for the quarter and nine months ended September 30, 2012 was $4,263 and $11,872, respectively, compared to prior years favorable development of $6,275 and $25,122 respectively, for the comparable 2011 periods.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the quarter ended September 30, 2012 increased by $4,601, or 10.1%, to $50,054 from $45,453 for the comparable 2011 period.  Underwriting, operating and related expense for the nine months ended September 30, 2012 increased by $14,449, or 10.9%, to $146,602 from $132,153 for the comparable 2011 period.  The 2012 increase is primarily due to an increase in commissions to agents.  Our GAAP expense ratios for the quarter ended September 30, 2012 increased to 30.8% from 30.1% for the comparable 2011 period.  Our GAAP expense ratios for the nine months ended September 30, 2012 increased to 30.7% from 29.7% for the comparable 2011 period.

Interest Expense.  Interest expense for the quarter ended September 30, 2012 was $22, compared to $23 for the comparable 2011 period.  Interest expense for both the nine months ended September 30, 2012 and 2011 was $66.  The credit facility commitment fee included in interest expense for both the three and nine months ended September 30, 2012 and 2011 was $19 and $56, respectively.

Income Tax Expense.  Our effective tax rate was 31.8% and 20.0% for the quarters ended September 30, 2012 and 2011, respectively.  Our effective tax rate was 29.5% and 20.1% for the nine months ended September 30, 2012 and 2011, respectively.  These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

Net Income.  Net income for the quarter ended September 30, 2012 was $14,334 compared to $8,810 for the comparable 2011 period.  Net income for the nine months ended September 30, 2012 was $48,499 compared to $8,942 for the comparable 2011 period.  The increases in net income for the three and nine months ended September 30, 2012 from the comparable 2011 periods were primarily attributable to the decrease in catastrophic weather events during 2012, as discussed above.

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

Net cash provided by operating activities was $76,400 and $20,471 during the nine months ended September 30, 2012 and  2011, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $57,136 during the nine months ended September 30, 2012 compared to cash provided from investing activities of $5,380 during the comparable 2011 period.  Cash used for investing activities during the 2012 period was primarily the result purchases of fixed maturity securities exceeding proceeds from sales, paydowns, redemptions, calls and maturities of fixed maturity securities while cash provided during the 2011 period was primarily the result of proceeds from sales, paydowns, redemptions, calls and maturities of fixed maturity securities exceeding purchases of fixed maturity securities.

Net cash used for financing activities was $23,457 and $21,876 during the nine months ended September 30, 2012 and 2011, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders.

The Insurance Subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments.  In recent years, global financial markets experienced unprecedented and challenging conditions, including a tightening in the availability of credit, the failure of several large financial institutions and concerns about the creditworthiness of the sovereign debt of several European and other countries.  We believe that recent and ongoing government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of the assets we hold will allow us to realize these securities’ anticipated long-

term economic value.  Furthermore, as of September 30, 2012, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value.  We do not anticipate the need to sell these securities to meet the Insurance Subsidiaries cash requirements.  We expect the Insurance Subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements.  However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

Credit Facility

For information regarding our Credit Facility, please refer to Item 1- Financial Statements, Note 8, Debt, of this Form 10-Q.

Recent Accounting Pronouncements

For information regarding Recent Accounting Pronouncements, please refer to Item 1- Financial Statements, Note 2, Recent Accounting Pronouncements,  of this Form 10-Q.

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2011, the statutory surplus of Safety Insurance was $570,492, and its net income for 2011 was $8,958.  As a result, a maximum of $57,049 is available in 2012 for such dividends without prior approval of the Commissioner.  During the nine months ended September 30, 2012, Safety Insurance recorded dividends to Safety of $20,843.

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

Since the initial public offering of its common stock In November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2012 were as follows:

Declaration	Record	Payment	Dividend per	Total
Date	Date	Date	Common Share	Dividends Paid
February 15, 2012	March 1, 2012	March 15, 2012	$0.50	$7,598
May 3, 2012	June 1, 2012	June 15, 2012	$0.50	$7,652
August 1, 2012	September 4, 2012	September 14, 2012	$0.60	$9,191

On November 2, 2012, our Board approved and declared a quarterly cash dividend of $0.60 per share which will be paid on December 14, 2012 to shareholders of record on December 3, 2012.  We plan to continue to declare and pay quarterly cash dividends in 2012, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  On March 19, 2009, our Board increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company’s outstanding common shares.  On August 4, 2010, our Board again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of the Company’s outstanding common shares.  Under the program, we may repurchase shares of our common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of September 30, 2012 and December 31, 2011, the Company had purchased 1,728,645 shares on the open market at a cost of $55,569.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $335,728 to $366,859 as of September 30, 2012.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above.  Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $361,525 as of September 30, 2012.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2012.

Line of Business	Low	Recorded	High
Private passenger automobile	$214,843	$227,832	$229,436
Commercial automobile	42,353	47,041	47,872
Homeowners	46,787	53,037	54,677
All other	31,745	33,615	34,874
Total	$335,728	$361,525	$366,859

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of September 30, 2012.

Line of Business	Case	IBNR	Total
Private passenger automobile	$230,955	$(6,090)	$224,865
CAR assumed private passenger auto	1,719	1,248	2,967
Commercial automobile	33,087	3,080	36,167
CAR assumed commercial automobile	6,716	4,158	10,874
Homeowners	35,776	11,193	46,969
FAIR Plan assumed homeowners	2,661	3,407	6,068
All other	19,906	13,709	33,615
Total net reserves for losses and LAE	$330,820	$30,705	$361,525

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 38.2% of our total reserves for CAR assumed commercial automobile business as of September 30, 2012 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market  Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 56.1% of our total reserves for FAIR Plan assumed homeowners at September 30, 2012 due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of September 30, 2012.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$224,865
CAR assumed private passenger automobile		$2,967
Net private passenger automobile			$227,832
Commercial automobile	36,167
CAR assumed commercial automobile		10,874
Net commercial automobile			47,041
Homeowners	46,969
FAIR Plan assumed homeowners		6,068
Net homeowners			53,037
All other	33,615	—	33,615
Total net reserves for losses and LAE	$341,616	$19,909	$361,525

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the nine months ended September 30, 2012, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $4,771.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $3,101 on net income, or $0.20 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30, 2012.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,497)	$(2,249)	$—
Estimated increase in net income	2,923	1,462	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,249)	—	2,249
Estimated increase (decrease) in net income	1,462	—	(1,462)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,249	4,497
Estimated decrease in net income	—	(1,462)	(2,923)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(723)	(362)	—
Estimated increase in net income	470	235	—
No Change in Severity
Estimated (decrease) increase in reserves	(362)	—	362
Estimated increase (decrease) in net income	235	—	(235)
+1 Percent Change in Severity
Estimated increase in reserves	—	362	723
Estimated decrease in net income	—	(235)	(470)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(939)	(470)	—
Estimated increase in net income	610	306	—
No Change in Severity
Estimated (decrease) increase in reserves	(470)	—	470
Estimated increase (decrease) in net income	306	—	(306)
+1 Percent Change in Severity
Estimated increase in reserves	—	470	939
Estimated decrease in net income	—	(306)	(610)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(672)	(336)	—
Estimated increase in net income	437	218	—
No Change in Severity
Estimated (decrease) increase in reserves	(336)	—	336
Estimated increase (decrease) in net income	218	—	(218)
+1 Percent Change in Severity
Estimated increase in reserves	—	336	672
Estimated decrease in net income	—	(218)	(437)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2012.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(30)	$30
Estimated increase (decrease) in net income	20	(20)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(109)	109
Estimated increase (decrease) in net income	71	(71)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(61)	61
Estimated increase (decrease) in net income	40	(40)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $11,872, and $25,122 during the nine months ended September 30, 2012 and 2011, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2012 and 2011.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Nine Months Ended September 30,
Accident Year	2012	2011
2002 & prior	$(187)	$(21)
2003	(323)	(138)
2004	(638)	(447)
2005	(1,567)	(815)
2006	(1,174)	(2,900)
2007	(1,143)	(3,789)
2008	(2,374)	(4,128)
2009	(2,991)	(7,506)
2010	(4,806)	(4,062)
2011	3,331	(1,316)
All prior years	$(11,872)	$(25,122)

The decreases in prior years reserves during the nine months ended September 30, 2012 and 2011 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2012 decrease is primarily composed of reductions of $11,293 in our retained private passenger automobile reserves.  The 2011 decrease is primarily composed of reductions of $19,335 in our retained automobile reserves and $2,765 in our retained homeowners reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2012.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2002 & prior	$(169)	$(17)	$(1)	$—	$(187)
2003	(307)	(13)	(3)	—	(323)
2004	(606)	(30)	(2)	—	(638)
2005	(1,118)	(182)	(263)	(4)	(1,567)
2006	(1,052)	(117)	2	(7)	(1,174)
2007	(1,016)	(117)	(2)	(8)	(1,143)
2008	(2,046)	(52)	(263)	(13)	(2,374)
2009	(2,128)	(210)	(557)	(96)	(2,991)
2010	(2,544)	(559)	(1,622)	(81)	(4,806)
2011	(897)	(4)	2,998	1,234	3,331
All prior years	$(11,883)	$(1,301)	$287	$1,025	$(11,872)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the nine months ended September 30, 2012; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2002 & prior	$(169)	$(17)	$(1)	$—	$(187)
2003	(277)	(5)	(3)	—	(285)
2004	(578)	(1)	(1)	—	(580)
2005	(1,091)	(123)	(244)	(4)	(1,462)
2006	(941)	(39)	(1)	(7)	(988)
2007	(880)	(55)	(8)	(8)	(951)
2008	(1,907)	(144)	(238)	(13)	(2,302)
2009	(2,028)	(272)	(510)	(96)	(2,906)
2010	(2,525)	(461)	(1,604)	(81)	(4,671)
2011	(897)	(196)	2,891	1,234	3,032
All prior years	$(11,293)	$(1,313)	$281	$1,025	$(11,300)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the nine months ended September 30, 2012.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2002 & prior	$—	$—	$—	$—
2003	(30)	(8)	—	(38)
2004	(28)	(29)	(1)	(58)
2005	(27)	(59)	(19)	(105)
2006	(111)	(78)	3	(186)
2007	(136)	(62)	6	(192)
2008	(139)	92	(25)	(72)
2009	(100)	62	(47)	(85)
2010	(19)	(98)	(18)	(135)
2011	—	192	107	299
All prior years	$(590)	$12	$6	$(572)

Our private passenger automobile line of business prior year reserves decreased by $11,883 for the nine months ended September 30, 2012.  The decrease was primarily due to improved retained private passenger results of $10,269 for the accident years 2005 through 2011.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $1,301 for the nine months ended September 30, 2012 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves increased by $281 for the nine months ended  September 30, 2012.  Our FAIR Plan homeowners reserve increased by $6 for the nine months ended September 30, 2012.

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

Some other factors, such as market, operational, liquidity, interest rate, equity and other risks, are described elsewhere in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K. Factors relating to the regulation and supervision of our Company are also described or incorporated in this report.  There are other factors besides those described or incorporated in this report that could cause actual conditions, events or results to differ from those in the forward-looking statements.

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

	-100 Basis		+100 Basis
As of September 30, 2012	Point Change	No Change	Point Change
Estimated fair value	$1,208,806	$1,171,464	$1,130,298
Estimated increase (decrease) in fair value	$37,342	$—	$(41,166)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At September 30, 2012, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2012, assuming that all of such debt is outstanding for the entire year.

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

Date: November 8, 2012

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