Form 10-K
period 2012-12-31
SAFETY INSURANCE GROUP INC
filed 2013-03-18
CIK 1172052

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
INDEX TO FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity (based on the closing sales price on NASDAQ) held by non-affiliates of the registrant as of June 30, 2012, was approximately $562,542,863.

         As of March 8, 2013, there were 15,333,489 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held on May 24, 2013, which Safety Insurance Group, Inc. (the "Company", "we", "our", "us") intends to file within 120 days after its December 31, 2012 year-end, are incorporated by reference into Part II and Part III hereof.

SAFETY INSURANCE GROUP, INC.

        In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

 PART I.

ITEM 1.    BUSINESS

General

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 65.9% of our direct written premiums in 2012), we offer a portfolio of property and casualty insurance products, including commercial automobile, homeowners, dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity") and Safety Property and Casualty Insurance Company ("Safety P&C") (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 879 in 1,023 locations throughout Massachusetts and New Hampshire during 2012. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier, capturing an approximate 11.0% share of the Massachusetts private passenger automobile insurance market, and the third largest commercial automobile carrier, with an 12.4% share of the Massachusetts commercial automobile insurance market in 2012 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR"). In addition, we were also ranked the 46th largest automobile writer in the country according to A.M. Best, based on 2011 direct written premiums. We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

        Our Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance during 2009, and commercial automobile insurance during 2011. During the years ended December 31, 2012, 2011, and 2010, the Company wrote $9,057, $5,750, and $2,774 in direct written premiums, respectively, and approximately 11,000, 4,500, and 3.300 policies, respectively, in New Hampshire.

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

Our Competitive Strengths

        We Have Strong Relationships with Independent Agents.    In 2011, independent agents accounted for approximately 74.6% of the Massachusetts automobile insurance market measured by direct written premiums as compared to only about 34.9% nationwide, according to A.M. Best. For that reason, our strategy is centered around, and we sell exclusively through, a network of independent agents, who numbered 879 in 1,023 locations throughout Massachusetts and New Hampshire during 2012. In order to support our independent agents and enhance our relationships with them, we:

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

        We Have an Uninterrupted Record of Profitable Operations.    In every year since our inception in 1979, we have been profitable. We have achieved our profitability, among other things, by:

  •
  maintaining the number of private passenger automobile exposures we underwrite, which totaled 477,201 in 2012 compared to 477,567 in 2006;

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

        We Have an Experienced, Committed and Knowledgeable Management Team.    Our senior management team owns approximately 7.7% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. Our senior management team, led by our President, Chief Executive Officer and Chairman of the Board, David F. Brussard, has an average of over 33 years of industry experience per executive, as well as an average of over 31 years of experience with Safety. The team has demonstrated an ability to operate successfully within the regulated Massachusetts private passenger automobile insurance market.

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

        In 2008, the Commissioner issued a series of decisions to introduce what she termed managed competition ("Managed Competition") to Massachusetts automobile insurance premium rates and in doing so replaced the fixed and established regime with a prior approval rate review process, governed by regulations that set certain terms and conditions that insurers must comply with in establishing their rates. The Commissioner also replaced the former reinsurance program with an assigned risk plan.

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

	Years Ended December 31,
Direct Written Premiums	2012		2011		2010
Private passenger automobile	$459,065	65.9%	$436,175	67.2%	$415,515	68.7%
Commercial automobile	76,469	11.0	68,355	10.5	62,658	10.4
Homeowners	131,247	18.9	117,649	18.1	101,594	16.8
Business owners	16,929	2.4	15,709	2.4	15,124	2.5
Personal umbrella	5,397	0.8	4,982	0.8	4,397	0.7
Dwelling fire	6,305	0.9	5,646	0.9	4,926	0.8
Commercial umbrella	808	0.1	746	0.1	743	0.1

Total	$696,220	100.0%	$649,262	100.0%	$604,957	100.0%

        Our product lines are as follows:

        Private Passenger Automobile (65.9% of 2012 direct written premiums).    Private passenger automobile insurance is our primary product, and we support all Massachusetts policy forms and limits of coverage. Private passenger automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils. We have priced our private passenger coverage competitively by offering group discounts since 1995 and we currently offer approximately 139 affinity group discount programs ranging from 3.0% to 8.0% discounts. Under Massachusetts' Managed Competition regulations, we offer various new discounts including a discount of up to 10.0% when a private passenger policy is issued along with an other than private passenger policy with us, a longevity/renewal credit of up to 4.0% for policyholders who maintain continuous coverage with us, and up to a 7.0% e-Customer discount for policyholders who want electronic policy issuance with one combined bill for all of their policies with us. During 2012, we filed and were approved for various rate increases that totaled approximately 4.7%. As of December 1, 2012, we were using 17 rating tiers and have filed and been approved for a new rating plan using 768 rating tiers, effective May 15, 2013.

        Commercial Automobile (11.0% of 2012 direct written premiums).    Our commercial automobile program supports all Massachusetts policy forms and limits of coverage including endorsements that broaden coverage over and above that offered on the standard Massachusetts policy forms. Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business. We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers, and insure individual vehicles as well as commercial fleets. Commercial automobile policies are written at a standard rate through Safety Insurance. We did not file for Massachusetts commercial automobile insurance rate changes during 2012. Qualifying risks eligible for preferred rates are written through Safety Indemnity which offers rates that are 20.0% lower than Safety Insurance. Qualifying risks eligible for ultra preferred rates are written through Safety P&C which offers rates that are 35.0% lower than Safety Insurance.

        Homeowners (18.9% of 2012 direct written premiums).    We offer a broad selection of coverage forms for qualified policyholders. Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy. We write policies on homes, condominiums, and apartments. We offer loss-free credits of up to 16.0% for eight years of loss-free experience, an account credit of up to 20.0% when a home is written together with an automobile, and up to a 5.0% e-Customer discount for policyholders who want electronic policy issuance with one combined bill for all of their policies with us. We received approval for a Massachusetts rate increase of 6.9% effective September 15, 2012. All forms of homeowners coverage are written at a standard rate through Safety Insurance. Qualifying risks eligible for preferred rates are written through Safety Indemnity which offers rates that are 13.0% lower than Safety Insurance. Homes with high insured property values are written through Safety P&C.

        Business Owners Policies (2.4% of 2012 direct written premiums).    We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses. Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss. Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers. We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

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

        Personal Umbrella (0.8% of 2012 direct written premiums).    We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients. We offer an account credit of 10.0% when an umbrella policy is written together with an automobile insurance policy. We write policies at standard rates with limits of $1,000 to $5,000.

        Dwelling Fire (0.9% of 2012 direct written premiums).    We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences. We offer superior construction and protective device credits, with an account credit of 5.0% when a dwelling fire policy is issued along with an automobile policy. We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

        Commercial Umbrella (0.1% of 2012 direct written premiums).    We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies. The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks. We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

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

Distribution

        We distribute our products exclusively through independent agents, unlike some of our competitors who use multiple distribution channels. We believe this gives us a competitive advantage with the agents. With the exception of personal automobile business assigned to us by the Massachusetts Automobile Insurance Plan ("MAIP") or written through CAR's commercial automobile Limited Servicing Carrier program, we do not accept business from insurance brokers. Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority. We reserve the ability under Massachusetts law to cancel any coverage, other than private passenger automobile insurance, within the first 30 days after it is bound. In total, our independent agents numbered 879 and had 1,023 offices (some agencies have more than one office) and approximately 6,453 customer service representatives during 2012.

        Voluntary Agents.    In 2012, we obtained approximately 92.8% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents. As of January 31, 2013, we had agreements with 691 voluntary agents. Our voluntary agents are located in all regions of Massachusetts and New Hampshire.

        We look for agents with profitable portfolios of business. To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 65.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 300 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the performance of our agents during the prior year. If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us. We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards. Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by premiums. No individual agency generated more than 4.4% of our direct written premiums in 2012.

        Massachusetts law guarantees that CAR provide motor vehicle insurance coverage to all qualified applicants. To facilitate this system, under CAR's prior rules, any qualified licensed insurance producer that was unable to obtain a voluntary automobile relationship with an insurer was assigned to an insurer, which was then required to write that agent's policies. The MAIP began April 1, 2008 and was fully implemented by April 1, 2009. The last policy effective date on which any private passenger automobile risk could be ceded to CAR was March 31, 2009.

        Under MAIP, policies will be assigned to us for three years, unless the policyholder is offered a voluntary policy by another insurer. Beginning April 1, 2008, all Massachusetts agents were authorized to submit eligible business to the MAIP for random assignment to a servicing carrier such as Safety Insurance. We began receiving individual policies assigned to us from the MAIP on April 1, 2008. As a result of CAR's new rules effective April 1, 2009, ERPs were no longer assigned to us or any Massachusetts personal automobile insurer, and we have been instead allocated all residual market business through the MAIP.

        CAR runs a reinsurance pool for commercial automobile policies. On January 1, 2006, CAR implemented a Limited Servicing Carrier Program ("LSC") for ceded commercial automobile policies. CAR approved Safety Insurance and five other servicing carriers through a Request for Proposal to process ceded commercial automobile business for a five-year term ending January 1, 2011. During 2010 CAR requested bids through a Request for Proposal process that reduced the number of servicing carriers from six to four. CAR approved Safety and three other servicing carriers to process ceded commercial automobile insurance with a delayed effective date of July 1, 2011. Approximately $92,000 of ceded premium was spread equitably among the four servicing carriers. Subject to the Commissioner's review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level. This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

        CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the "Taxi/Limo Program"). On April 25, 2007, Safety submitted through a Request for Proposal a bid to process a portion of the Taxi/Limo Program. CAR approved Safety as one of the two servicing carriers for this program beginning January 1, 2008. During 2010, CAR requested bids through a Request for Proposal process to extend the program another five years. CAR approved Safety as one of the two servicing carriers for this program beginning January 1, 2011. Approximately $6,000 of ceded premium was spread equitably between the two servicing carriers.

        We are assigned independent agents by CAR who can submit commercial business to us in the LSC and Taxi/Limo Program, and we classify those agents as commercial LSC producers.

        The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	Years Ended December 31,
	2012		2011		2010
Line of Business	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile:
Voluntary agents	462,087	4.5%	442,057	5.0%	421,139	2.6%
ERPs	—	-100.0	16,468	-47.6	31,411	-9.1
MAIP	15,114	-19.2	18,713	5.8	17,687	73.5

Total private passenger automobile	477,201	—	477,238	1.5	470,237	3.3

Commercial automobile:
Voluntary agents	49,423	12.0	44,133	3.8	42,502	-0.4
LSC Producers	5,879	17.2	5,017	35.6	3,699	-18.8

Total commercial automobile	55,302	12.5	49,150	6.4	46,201	-2.2

Other:
Homeowners	139,969	7.2	130,563	11.5	117,120	19.6
Business owners	8,568	9.6	7,815	0.4	7,785	8.2
Personal umbrella	19,966	7.1	18,646	12.9	16,515	24.9
Dwelling fire	5,914	13.6	5,207	10.1	4,729	24.8
Commercial umbrella	585	5.2	556	4.9	530	2.9

Total other	175,002	7.5	162,787	11.0	146,679	19.6

Total	707,505	2.7	689,175	3.9	663,117	6.1

Total voluntary agents	686,512	5.8	648,977	6.3	610,320	4.2

        Our total written exposures increased by 2.7% for the year ended December 31, 2012. The increase was primarily the result of our voluntary agent written exposures increasing by 5.8%. Our private passenger ERP written exposures have been eliminated with full implementation of MAIP. Our commercial automobile exposures increased by 12.5% in 2012 primarily as a result of additional exposures being submitted from LSC Producers through the CAR LSC program as there are now only four Limited Servicing Carriers. Our other than auto exposures increased by 7.5% in 2012 primarily as a result of our voluntary agents' efforts to sell multiple products to their clients and our pricing strategy of offering account discounts to policyholders who insure both their home and automobile with us. In 2012, 49.9% of the private passenger automobile exposures we insure had an other than private passenger policy with us, compared to 41.4% and 37.6% in 2011 and 2010, respectively. In addition, 83.6% of our homeowners policyholders had a matching automobile policy with us in 2012 compared to 83.1% and 83.9% in 2011 and 2010, respectively.

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

        Commission Schedule and Profit Sharing Plan.    We have several programs designed to attract profitable new business from agents by paying them more than the minimum commission the law requires for private passenger auto (which is 13.0% of premiums for 2012 and 2011). We recognize our top performing agents by making them members of either our Chairman's Elite, Chairman's, President's, Executive's or Preferred Agent's Club. In 2012, members of these Clubs received a commission of up to 18.0% of premiums for each new private passenger auto policy and up to 25.0% of premiums for each new homeowner policy.

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

        Pricing.    Prior to April 1, 2008, our pricing strategy for private passenger automobile insurance primarily depended on the maximum permitted premium rates and minimum permitted commission levels mandated by the Commissioner. Beginning April 1, 2008 subject to the Commissioner's review, we set rates for our private passenger business using industry loss cost data, our own loss experience, residual market deficits, catastrophe modeling and prices charged by our competitors in the Massachusetts market. Beginning April 1, 2008 subject to Commissioner's review, CAR sets the premium rates for personal automobile policies assigned to carriers by the MAIP. However, companies may only charge the insured the lower of the CAR/MAIP rate or the company's competitive voluntary market rate. Safety Insurance's approved rates consists of 17 tiers effective March 1, 2012.

        We offer group discounts to members of 139 affinity groups. In general, we target affinity groups with a mature and stable membership base along with favorable driving records, offering between a 3.0% and 8.0% discount (with 4.0% being the average discount offered).

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

        The RadicalGlass.com application allows our claims department to contain glass costs by increasing the windshield repair to replacement ratio. For every windshield that is repaired rather than replaced there is an average savings of approximately $313 per windshield claim.

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

        Billing.    Proprietary billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders. We believe the sophistication of our direct bill system helps us to limit our bad debt expense. In both 2012 and 2011, our bad debt expense as a percentage of direct written premiums was 0.2%.

External Applications

        Our Agent Technology offerings are centralized within our agency portal and feature PowerDesk and Safety Express. PowerDesk is a web based application that allows for billing inquiry, payment notification, policy inquiry and claims inquiry. Safety Express provides agents with new business and endorsement entry, real time policy issuance for personal lines, immediate printing of declarations pages in agents' offices, policy downloads to most major agency management systems and data imports from Boston Software's WinRater (Massachusetts) and Vertafore's PL Rater (New Hampshire). In addition, Safety provides its agents with commission downloads for all lines of business, Transformation Station and Transact Now Inquires, e-Claims online claims reporting, e-View daily transaction reports and e-Docs online electronic document file cabinet. Safety also provides online bill pay, (including credit and debit cards), online declarations pages, billing inquiry, claims inquiry, auto claims first notice of loss, online auto insurance cards, and bill pay reminder alerts to our agent's policyholders through ww.SafetyInsurance.com. Safety has also updated its telephone system to provide a voice activated phone directory, automated billing inquiry and payments, and call center screen pop-up technology. In 2011, Safety also entered the mobile application space when it introduced Safety Mobile for the iPhone and Android. Safety Mobile allows consumers access to their agent information, bill pay capabilities, the ability to report an automobile accident and access to their insurance card, among other features.

Claims

        Because of the unique differences between the management of casualty claims and property claims, we use separate departments for each of these types of claims.

Casualty Claims

        We have adopted stringent claims settlement procedures, which include guidelines that establish maximum settlement offers for soft tissue injuries, which constituted approximately 78% of our bodily injury claims in 2012. If we are unable to settle these claims within our guidelines, we generally take the claim to litigation. We believe that these procedures result in providing our adjusters with a uniform approach to negotiation.

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

        We believe the structure of our casualty claims unit allows us to respond quickly to claimants anywhere in Massachusetts and New Hampshire. Comprising 120 people, the department is organized into distinct claim units that contain loss costs for soft tissue injuries. Field adjusters are located geographically for prompt response to claims, with our litigation unit focused on managing loss costs and litigation expenses for serious injury claims.

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

        When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2012 is adequate to cover the ultimate net cost of losses and claims incurred as of that date.

        Management determines its loss and loss adjustment expense ("LAE") reserves estimates based upon the analysis of the Company's actuaries. Management has established a process for the Company's actuaries to follow in establishing reasonable reserves. The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management. The Company's estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $347,618 to a high of $379,385 as of December 31, 2012. The Company's net loss and LAE reserves, based on our actuaries' best estimate, were set at $371,657 as of December 31, 2012. The ultimate liability may be greater or less than reserves carried at the balance sheet date. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. We do not discount any of our reserves.

        The following table presents development information on changes in the reserves for losses and LAE of our Insurance Subsidiaries for each year in the three year period ended December 31, 2012.

	Years Ended December 31,
	2012	2011	2010
Reserves for losses and LAE at beginning of year	$403,872	$404,391	$439,706
Less receivable from reinsurers related to unpaid losses and LAE	(51,774)	(53,147)	(64,874)

Net reserves for losses and LAE at beginning of year	352,098	351,244	374,832

Incurred losses and LAE, related to:
Current year	439,527	503,323	409,005
Prior years	(17,310)	(36,683)	(48,157)

Total incurred losses and LAE	422,217	466,640	360,848

Paid losses and LAE related to:
Current year	272,454	336,932	253,476
Prior years	130,204	128,854	130,960

Total paid losses and LAE	402,658	465,786	384,436

Net reserves for losses and LAE at end of period	371,657	352,098	351,244
Plus receivable from reinsurers related to unpaid losses and LAE	52,185	51,774	53,147

Reserves for losses and LAE at end of period	$423,842	$403,872	$404,391

        At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $17,310, $36,683, and $48,157 for the years ended 2012, 2011, and 2010, respectively. The decreases in prior year reserves in 2012 resulted from re-estimations of prior years ultimate loss and LAE liabilities and is primarily composed of reductions of $17,879 in our retained automobile reserves. The decreases in prior year reserves in 2011 resulted from re-estimations of prior years ultimate loss and LAE liabilities and is primarily composed of reductions of $28,302 in our retained automobile reserves and $4,921 in our retained homeowners reserves. The decrease in prior year reserves during 2010is primarily composed of reductions of $34,248 in our retained automobile reserves, $7,269 in our retained homeowners and retained all other reserves, and $5,572 in CAR assumed reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

        Our private passenger automobile line of business prior year reserves decreased by $16,475 for the year ended December 31, 2012, primarily due to improved retained private passenger results of $14,720 for the accident years 2005 through 2011. Our private passenger automobile line of business prior year reserves decreased by $24,133 for the year ended December 31, 2011, primarily due to improved retained private passenger results of $20,008 for accident years 2005 through 2009. Our private passenger automobile line of business reserves decreased by $31,944 for the year ended December 31, 2010, primarily due to improved retained private passenger results of $24,326 for accident years 2005 through 2009. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

        The following table represents the development of reserves, net of reinsurance, for calendar years 2002 through 2012. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2012.

        Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

        In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods. Thus, if the 2007 estimate for a previously incurred loss was $150,000 and the loss was reserved at $100,000 in 2003, the $50,000 deficiency (later estimate minus original estimate) would be included in the cumulative (redundancy) deficiency in each of the years 2003-2007 shown in the table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies from the table.

	As of and for the Year Ended December 31,
	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
Reserves for losses and LAE originally estimated:	$371,656	$352,098	$351,244	$374,832	$391,070	$393,430	$370,980	$370,166	$366,730	$310,012	$266,636
Cumulative amounts paid as of:
One year later		130,205	128,854	130,960	126,858	142,259	122,806	133,213	144,600	150,354	137,092
Two years later			176,774	183,061	189,897	195,798	183,457	187,231	202,435	201,287	199,119
Three years later				211,182	217,695	234,359	212,331	221,390	233,513	232,539	225,350
Four years later					233,160	248,560	233,438	234,705	251,303	247,073	238,087
Five years later						254,915	240,275	244,454	257,061	255,798	243,677
Six years later							242,298	247,299	260,628	258,588	246,488
Seven years later								247,983	261,802	259,553	247,211
Eight years later									261,988	260,147	247,299
Nine years later										260,252	247,732
Ten years later											247,778

	As of and for the Year Ended December 31,
	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
Reserves re-estimated as of:
One year later		$334,788	$314,561	$326,676	$347,004	$357,492	$340,189	$327,419	$327,110	$303,234	$266,817
Two years later			293,480	294,696	307,918	325,317	311,972	310,614	304,891	291,100	269,941
Three years later				279,542	282,565	297,224	287,875	289,109	297,790	280,507	264,961
Four years later					271,693	281,068	269,446	274,840	284,542	277,835	260,398
Five years later						274,179	258,506	264,408	276,272	271,205	257,836
Six years later							253,919	258,055	270,441	267,764	253,711
Seven years later								254,812	267,671	264,563	251,656
Eight years later									266,338	263,113	250,380
Nine years later										262,530	249,814
Ten years later											249,546
Cumulative (redundancy) deficiency 2011		$(36,683)	$(80,136)	$(108,505)	$(112,362)	$(112,474)	$(112,111)	$(99,059)	$(46,899)	$(16,822)	$(5,897)

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
Gross liability-end of year	$423,841	$403,872	$404,391	$439,706	$467,559	$477,720	$449,444	$450,716	$450,897	$383,551	$333,297
Reinsurance recoverables	52,185	51,774	53,147	64,874	76,489	84,290	78,464	80,550	84,167	73,539	66,661
Net liability-end of year	371,656	352,098	351,244	374,832	391,070	393,430	370,980	370,166	366,730	310,012	266,636
Gross estimated liability-latest
Reinsurance recoverables-latest		383,333	340,400	331,203	325,883	331,270	307,068	308,530	324,707	322,629	308,214
Net estimated liability-latest		48,545	46,920	51,661	54,190	57,091	53,149	53,718	58,369	60,099	58,668
		$334,788	$293,480	$279,542	$271,693	$274,179	$253,919	$254,812	$266,338	$262,530	$249,546

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

        The table also shows that we have substantially benefited in the current and prior years from releasing redundant reserves. In the years ended December 31, 2012, 2011, and 2010 we decreased loss reserves related to prior years by $17,310, $36,683 and $48,157, respectively. Reserves and development are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

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

        We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2012 protected us in the event of a "140-year storm" (that is, a storm of a severity expected to occur once in a 140-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan"). In 2012, we purchased four layers of excess catastrophe reinsurance providing coverage for property losses in excess of $50,000 up to a maximum of $535,000. Our reinsurers' co-participation is 50.0% of $30,000 for the 1st layer, 80.0% of $90,000 for the 2nd layer, 80.0% of $200,000 for the 3rd layer, and 80.0% of $165,000 for the 4th layer.

        The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in cost of repairs due to increased estimates in the amount of "demand surge" in the periods following a significant event. We continue to manage our exposure to catastrophes such as hurricanes, and to the changes to the various software models that we use to model our exposure, and continually adjust our reinsurance programs. For 2013, we have purchased four layers of excess catastrophe reinsurance providing coverage for property losses in excess of $50,000 up to a maximum of $565,000. Our reinsurers' co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $80,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer, and 80.0% of $135,000 for the 4th layer. As a result of these changes to the models, and our revised reinsurance program, we maintain coverage that protects us in the event of a "127-year storm".

        We also have casualty excess of loss reinsurance for large casualty losses occurring in our automobile, homeowners, dwelling fire, business owners, and commercial package lines of business in excess of $2,000 up to a maximum of $10,000. We have property excess of loss reinsurance coverage for large property losses, with coverage in excess of $2,000 up to a maximum of $18,000, for our homeowners, business owners, and commercial package policies. In addition, we have liability excess of loss reinsurance for umbrella large losses in excess of $1,000 up to a maximum of $10,000. We also have various reinsurance agreements with Hartford Steam Boiler Inspection and Insurance Company, of which the primary contract is a quota share agreement under which we cede 100% of the premiums and losses for the equipment breakdown coverage under our business owner policies and commercial package policies.

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

        In addition to the above mentioned reinsurance programs and as described in more detail above under The Massachusetts Property and Casualty Insurance Market, we are a participant in CAR, the Massachusetts mandated residual market under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. The personal automobile residual market mechanism is being phased out, as described earlier. We also participate in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by insurers writing homeowners insurance in Massachusetts. As insurance carriers have reduced their exposure to coastal property, the FAIR Plan's exposure to catastrophe losses have increased and as a result, the FAIR Plan has decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2012, the FAIR Plan purchased $1,000,000 of catastrophe reinsurance for property losses in excess of $200,000. As of December 31, 2012, we had no material amounts recoverable from any reinsurer, excluding $51,140 recoverable from CAR.

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

        Our principal competitors within the Massachusetts private passenger automobile insurance market are Commerce Group, Inc., Liberty Mutual (including Peerless) and Arbella Insurance Group, which held 27.8%, 12.0% and 9.4% market shares based on automobile exposures, respectively, in 2012 according to CAR.

Employees

        At December 31, 2012, we employed 599 employees. Our employees are not covered by any collective bargaining agreement. Management considers our relationship with our employees to be good.

Investments

        Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings. Our investment objective is to focus on maximizing total returns while investing conservatively. We maintain a high-quality investment portfolio consistent with our established investment policy. As of December 31, 2012, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds. We have no exposure to European sovereign debt.

        According to our investment guidelines, no more than 2.0% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities). This one issuer must be rated "A" or above by Moody's. In addition, no more than 0.5% of our portfolio may be invested in securities of any one issuer rated "Baa," or the lowest investment grade assigned by Moody's. Of the less than 10.0% of our portfolio invested in senior bank loans and high yield bonds at December 31, 2012, no more than 5.0% may be invested in the securities of any one issuer, no more than 10.0% may be invested in any issuers total outstanding debt issue, and a maximum of 10.0% may be invested in securities unrated or rated "B-" or below by Moody's. We continually monitor the mix of taxable and tax-exempt securities in an attempt to maximize our total after-tax return. Since 1986, we have utilized the services of a third-party investment manager.

        The following table reflects the composition of our investment portfolio as of December 31, 2012 and 2011.

	As of December 31,
	2012		2011
	Estimated Fair Value	% of Portfolio	Estimated Fair Value	% of Portfolio
U.S. Treasury Securities	$7,155	0.6%	$7,891	0.7%
Obligations of states and political subdivisions	491,183	41.3	468,818	42.4
Residential mortgage-backed securities(1)	225,897	19.0	294,926	26.6
Commercial mortgage-backed securities	40,474	3.4	53,147	4.8
Other asset-backed securities	22,186	1.9	13,780	1.2
Corporate and other securities	378,658	31.9	248,251	22.4

Subtotal, fixed maturity securities	1,165,553	98.1	1,086,813	98.1
Equity securities(2)	22,800	1.9	21,080	1.9

	$1,188,353	100.0%	$1,107,893	100.0%

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

(2)
Equity securities include interests in mutual funds held to fund the Company's executive deferred compensation plan.

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

        Our investments in senior bank loans were valued at $84,457 at December 31, 2012. A new investment vehicle in 2012, bank loans are primarily investments in senior secured floating rate loans that banks have made to corporations. The loans are generally priced at an interest rate spread over LIBOR that resets periodically, typically at intervals between one month and one year. As a result of the floating rate feature, this asset class provides protection against rising interest rates. However, this asset class is subject to default risk since these investments are typically below investment grade.

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

        The following table reflects our investment results for each year in the three-year period ended December 31, 2012.

	Years Ended December 31,
	2012	2011	2010
Average cash and invested securities (at cost)	$1,118,266	$1,081,858	$1,069,794
Net investment income(1)	$40,870	$39,060	$41,395
Net effective yield(2)	3.7%	3.6%	3.9%

(1)
After investment expenses, excluding realized investment gains or losses.

(2)
Net investment income for the period divided by average invested securities and cash for the same period.

        Net effective annual yield was 3.7% and 3.6% in 2012 and 2011, respectively, compared to 3.9% in 2010. The yields in 2012 and 2011 were slightly lower than 2010 due to lower short-term interest rates and ongoing maintenance of short duration to protect the portfolio from rising interest rates.

        As of December 31, 2012, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds. We have no exposure to European sovereign debt.

        The composition of our fixed income security portfolio by Moody's rating is presented in the following table.

	As of December 31,
	2012		2011
	Estimated Fair Value	Percent	Estimated Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$237,155	20.3%	$309,401	28.5%
Aaa/Aa	538,346	46.2	526,622	48.5
A	174,208	14.9	117,735	10.8
Baa	81,874	7.0	68,850	6.3
Ba	43,898	3.8	1,932	0.2
B	59,572	5.1	—	—
Ca	5,383	0.5	—	—
Not rated	25,117	2.2	62,273	5.7

Total	$1,165,553	100.0%	$1,086,813	100.0%

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

Bonds rated "A" possess many favorable investment attributes and are considered to be upper medium grade obligations. "Baa" rated bonds are considered as medium grade obligations; they are neither highly protected nor poorly secured. Bonds rated "Ba" or lower (those rated "B", "Caa", "Ca" and "C") are considered to be too speculative to be of investment quality.

        The Securities Valuation Office of the National Association of Insurance Commissioners (the "SVO") evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. SVO ratings are reviewed at least annually. At December 31, 2012, 83.5% of our available for sale fixed maturity investments were rated Category 1 and 6.7% were rated Category 2, the two highest ratings assigned by the SVO.

        The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2012.

	As of December 31, 2012
	Estimated Fair Value	Percent
Due in one year or less	$33,231	2.9%
Due after one year through five years	287,528	24.7
Due after five years through ten years	270,960	23.3
Due after ten years	285,278	24.5
Asset-backed securities(1)	288,556	24.8

Totals	$1,165,553	100.0%

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

Ratings

        A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on May 18, 2012. Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Very Vulnerable)." Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the Company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

        In assigning Safety Insurance's rating, A.M. Best recognized its solid risk-adjusted capitalization, conservative operating strategy, and long-standing agency relationships. A.M. Best also noted among our positive attributes our favorable investment leverage, our disciplined underwriting approach, and our expertise in the closely managed Massachusetts automobile insurance market, where rates, until recently, were historically established by the Commissioner. A.M. Best cited other factors that partially offset these positive attributes, including our concentration of business in the Massachusetts private passenger automobile market which exposes our business to regulatory actions.

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

        Insurance Regulation Concerning Dividends.    We rely on dividends from the Insurance Subsidiaries for our cash requirements. The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the shareholders of an insurance company. The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time. As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10.0% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2012, the statutory surplus of Safety Insurance was $599,024 and its net income for 2012 was $52,436. A maximum of $59,902 will be available during 2013 for such dividends without prior approval of the Commissioner.

        Acquisition of Control of a Massachusetts Domiciled Insurance Company.    Massachusetts law requires advance approval by the Commissioner of any change in control of an insurance company that is domiciled in Massachusetts. That law presumes that control exists where any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10.0% or more of our outstanding voting stock. Even persons who do not acquire beneficial ownership of more than 10.0% of the outstanding shares of our common stock may be deemed to have acquired control if the Commissioner determines that control exists in fact. Any purchaser of shares of common stock representing 10.0% or more of the voting power of our capital stock will be presumed to have acquired control of the Insurance Subsidiaries unless, following application by that purchaser the Commissioner determines that the acquisition does not constitute a change of control or is otherwise not subject to regulatory review. These requirements may deter, delay or prevent transactions affecting the control of or the ownership of our common stock, including transactions that could be advantageous to our stockholders.

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

        A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In 2012, 2011, and 2010 all our ratios for all our Insurance Subsidiaries were within the normal range.

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

        The risk-based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls. The first level, the company action level, as defined by the NAIC, requires an insurer to submit a plan of corrective actions to the Commissioner if total adjusted capital falls below 200% of the risk-based capital amount. The regulatory action level, as defined by the NAIC requires an insurer to submit a plan containing corrective actions and requires the Commissioner to perform an examination or other analysis and issue a corrective order if total adjusted capital falls below 150.0% of the risk-based capital amount. The authorized control level, as defined by the NAIC, authorizes the Commissioner to take whatever regulatory actions he or she considers necessary to protect the best interest of the policyholders and creditors of the insurer which may include the actions necessary to cause the insurer to be placed under regulatory control, i.e., rehabilitation or liquidation, if total adjusted capital falls below 100.0% of the risk-based capital amount. The fourth action level is the mandatory control level, as defined by the NAIC, which requires the Commissioner to place the insurer under regulatory control if total adjusted capital falls below 70.0% of the risk-based capital amount.

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2012, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.

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

        Market Conduct Regulation.    Our sales and rating practices are subject to regulation by both the Commissioner and the Massachusetts Attorney General, pursuant to M.G.L. c. 93A. Among other requirements, the premiums we charge must comply with our filed rating plans, which must satisfy Massachusetts law. The Commissioner has the power to conduct examinations to review our market conduct and the Attorney General can investigate our market conduct through the use of Civil Investigative Demands.

 Executive Officers and Directors

        The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

Name	Age(1)	Position	Years Employed by Safety
David F. Brussard	61	President, Chief Executive Officer and Chairman of the Board	37
William J. Begley, Jr.	58	Vice President, Chief Financial Officer and Secretary	27
James D. Berry	53	Vice President—Insurance Operations	30
George M. Murphy	46	Vice President—Marketing	24
Robert J. Kerton	66	Vice President—Claims	26
David E. Krupa	52	Vice President—Claims Operations	30
Daniel D. Loranger	73	Vice President—Management Information Systems and Chief Information Officer	32
Edward N. Patrick, Jr.	64	Vice President—Underwriting	39
A. Richard Caputo, Jr.	47	Director	—
Frederic H. Lindeberg	72	Director	—
Peter J. Manning	74	Director	—
David K. McKown	75	Director	—

(1)
As of March 8, 2013.

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

        William J. Begley, Jr. was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 4, 2002. Since January 1999, Mr. Begley has been the Chief Financial Officer and Treasurer of the Insurance Subsidiaries. Previously, Mr. Begley served as Assistant Controller of the Insurance Subsidiaries from 1985 to 1987, as Controller from 1987 to 1990 and as Assistant Vice President/Controller from 1990 to 1999. Mr. Begley has been employed by the Insurance Subsidiaries for over 27 years. Mr. Begley also serves on the Audit Committee of Guaranty Fund Management Services, and is a member of the Board of Directors of the Massachusetts Insurers Insolvency Fund.

        James D. Berry, CPCU, was appointed Vice President of Insurance Operations of the Company on October 1, 2005. Mr. Berry has been employed by the Insurance Subsidiaries for over 30 years and has directed the Company's Massachusetts Private Passenger line of business since 2001. Mr. Berry represents Safety on the Computer Sciences Corporation Series II and Exceed advisory councils.

        George M. Murphy, CPCU, was appointed Vice President of Marketing on October 1, 2005. Mr. Murphy has been employed by the Insurance Subsidiaries for over 24 years and most recently served as Director of Marketing.

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

        David E. Krupa, CPCU, was appointed Vice President of Property Claims of the Company on March 4, 2002. Mr. Krupa has served as Vice President of Claims of the Insurance Subsidiaries since July 1990 and has been employed by the Insurance Subsidiaries for over 30 years. Mr. Krupa was first employed by the Company in 1982 and held a series of management positions in the Claims Department before being appointed Vice President in 1990. Mr. Krupa is a member of the Auto Damage Appraisers Licensing Board of Massachusetts. In addition, Mr. Krupa has been a member of several claims committees both at the Automobile Insurers Bureau of Massachusetts and CAR.

        Daniel D. Loranger was appointed Vice President of Management Information Systems of the Company on March 4, 2002. Mr. Loranger has served as Vice President of Management Information Systems and Chief Information Officer of the Insurance Subsidiaries since 1980 and has been employed by the Insurance Subsidiaries for over 32 years. Mr. Loranger began his data processing career with Raytheon Manufacturing in 1960.

        Edward N. Patrick, Jr. was appointed Vice President of Underwriting of the Company on March 4, 2002. Mr. Patrick has served as Vice President of Underwriting of the Insurance Subsidiaries since 1979 and as Secretary since 1999. He has been employed by one or more of our subsidiaries for over 39 years. Mr. Patrick has served on several committees of CAR, including the MAIP Steering, Actuarial, Market Review, Servicing Carrier, Statistical, Automation, Reinsurance and Operations Committee. Mr. Patrick is also on the Board of Directors of the Massachusetts Property Insurance Underwriting Association (FAIR Plan).

        A.    Richard Caputo, Jr. has served as a director of the Company since June 2001. Mr. Caputo is a Partner of The Jordan Company, a private investment firm, since 1990. Mr. Caputo is also a director of TAL International, Inc. and various privately held companies.

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

        Peter J. Manning has served as a director of the Company since September 2003. Mr. Manning retired in 2003, as Vice Chairman Strategic Business Development of FleetBoston Financial, after 31 years with FleetBoston Financial Corporation (formerly BankBoston) where he also held the positions of Comptroller and Executive Vice President and Chief Financial Officer. Mr. Manning started his career with Coopers & Lybrand in 1962 prior to his 1972 employment with BankBoston. He currently is a director of the Blue Hills Bank and the non-profit Campaign for Catholic Schools.

        David K. McKown has served as director of the Company since November 2002. Mr. McKown has been a Senior Advisor to Eaton Vance Management since 2000, focusing on business origination in real estate and asset-based loans. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993, where he focused on acquisitions and high-yield bank debt financings. Mr. McKown has been in the banking industry for 52 years, worked for BankBoston for over 32 years and had previously been the head of BankBoston's real estate department, corporate finance department, and a managing director of BankBoston's private equity unit. Mr. McKown is currently a director of Global Partners L.P., Newcastle Investment Corp., and various privately held companies.

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

        Approximately 65.9% of our direct written premiums for the year ended December 31, 2012, were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

Because we write insurance principally in Massachusetts, our business may be adversely affected by conditions in Massachusetts, including the potential effect of the Commissioner's Managed Competition.

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

        Because some of our insureds live near the Massachusetts coastline, we also have a potential exposure to losses from hurricanes and major coastal storms such as Nor'easters. Although we purchase catastrophe reinsurance to limit our exposure to these types of natural catastrophes, in the event of a major catastrophe resulting in property losses to us in excess of $565,000 our losses would exceed the limits of this reinsurance in addition to losses from our quota share retention of a portion of the risk up to $565,000.

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

        Our results of operations depend in part on the performance of our invested assets. As of December 31, 2012, based upon fair value measurement, 98.1% of our investment portfolio was invested in fixed maturity securities and 1.9% in common equity securities. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors.

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

        The Massachusetts insurance law prohibits any person from acquiring control of us, and thus indirect control of Safety Insurance Group, Inc., without the prior approval of the Commissioner. That law presumes that control exists where any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10.0% or more of our outstanding voting stock. Even persons who do not acquire beneficial ownership of more than 10.0% of the outstanding shares of our common stock may be deemed to have acquired such control if the Commissioner determines that such control exists in fact. Therefore, any person seeking to acquire a controlling interest in us would face regulatory obstacles which could delay, deter or prevent an acquisition that shareholders might consider in their best interests.

        Section 203 of the General Corporation Law of Delaware, the jurisdiction in which the Company is organized, may affect the ability of an "interested stockholder" to engage in certain business combinations including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an interested stockholder. An interested stockholder is defined to include persons owning directly or indirectly 15.0% or more of the outstanding voting stock of the corporation.

Future sales of shares of our common stock by our existing shareholders in the public market, or the possibility or perception of such future sales, could adversely affect the market price of our stock.

        Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock hold approximately 49.2% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time. Sales of substantial amounts of our common stock in the public market by our existing shareholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        The Company received comment letters from the Securities and Exchange Commission (the "SEC") Division of Corporation Finance dated December 21, 2012 and February 21, 2013 regarding its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. These comments are unresolved as of March 18, 2013. However, we have filed with the SEC responses to the comment letters and have incorporated into our current periodic filing with the SEC the additional disclosures that we believe are responsive to the SEC's comments. We believe that the ultimate resolution of these comments will not have a material impact on the consolidated financial statements and/or related footnotes.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable

 PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of March 8, 2013, there were 30 holders of record of the Company's common stock, par value $0.01 per share, and we estimate another 6,900 held in "Street Name."

        The Company's common stock (symbol: SAFT) is listed on the NASDAQ Global Select Market. The following table sets forth the high and low close prices per share for each full quarterly period within the Company's two most recent fiscal years.

2012	High	Low
First quarter	$44.99	$40.89
Second quarter	$42.67	$39.64
Third quarter	$47.45	$41.22
Fourth quarter	$47.76	$43.17

2011	High	Low
First quarter	$49.85	$44.05
Second quarter	$47.49	$41.24
Third quarter	$42.94	$36.25
Fourth quarter	$44.01	$36.78

        The closing price of the Company's common stock on March 8, 2013 was $47.63 per share.

        During 2012 and 2011, the Company's Board of Directors declared and paid four quarterly cash dividends to shareholders, which totaled $33,634 and $30,322, respectively. On February 15, 2013, the Company's Board of Directors declared a quarterly cash dividend of $.60 per share to shareholders of record on March 1, 2013, payable on March 15, 2013. The Company plans to continue to declare and pay quarterly cash dividends in 2013, depending on the Company's financial position and the regularity of its cash flows.

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

        The information called for by Item 201 (d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 24, 2013 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2012 (the Company's fiscal year end), and such information is incorporated herein by reference.

        For information regarding our share repurchase program, refer to Item 8—Financial Statements and Supplementary Data, Note 12, Share Repurchase Program, of this Form 10-K.

COMMON STOCK PERFORMANCE GRAPH

        Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Stock, for the period beginning on December 31, 2007 and ending on December 31, 2012 with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of six selected property & casualty insurance companies over the same period. The peer group consists of Baldwin & Lyons, Inc., Infinity Property & Casualty Corp., Mercury General Corp., State Auto Financial Corp., Selective Insurance Group, Inc., and Donegal Group, Inc. The graph shows the change in value of an initial one hundred dollar investment over the period indicated, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since December 31, 2007 Among
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

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2012, 2011, 2010, 2009 and 2008.

        The selected historical consolidated financial data for the years ended December 31, 2012, 2011, and 2010 and as of December 31, 2012 and 2011 have been derived from the financial statements of Safety Insurance Group, Inc. included in this annual report which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data for the years ended December 31, 2009 and 2008 and as of December 31, 2010, 2009 and 2008 have been derived from Safety Insurance Group, Inc.'s consolidated financial statements not included in this annual report, which have been audited by PricewaterhouseCoopers LLP.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
Direct written premiums	$696,220	$649,262	$604,957	$559,747	$573,509
Net written premiums	663,942	620,316	576,807	532,629	552,904
Net earned premiums	642,469	598,368	551,950	531,969	576,556
Net investment income	40,870	39,060	41,395	43,308	45,771
Net realized gains (losses) on investments	1,975	4,360	863	(167)	678
Finance and other service income	18,553	18,370	18,511	16,844	17,995

Total revenue	703,867	660,158	612,719	591,954	641,000

Loss and loss adjustment expenses	422,217	466,640	360,848	346,301	369,823
Underwriting, operating and related expenses	200,138	179,157	172,823	171,124	172,987
Interest expenses	88	88	88	135	81

Total expenses	622,443	645,885	533,759	517,560	542,891

Income before income taxes	81,424	14,273	78,960	74,394	98,109
Income tax expense	23,354	571	22,618	20,242	27,851

Net income	58,070	13,702	56,342	54,152	70,258

Earnings per weighted average common share:
Basic(1)	$3.80	$0.90	$3.74	$3.49	$4.32

Diluted(1)	$3.80	$0.90	$3.74	$3.48	$4.31

Cash dividends paid per common share	$2.20	$2.00	$1.80	$1.60	$1.60

Number of shares used in computing earnings per share:
earnings per share:
Basic(1)	15,288,346	15,165,065	15,065,696	15,533,331	16,265,185

Diluted(1)	15,295,452	15,176,006	15,084,295	15,552,063	16,308,394

	Years Ended December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total cash and investment securities	$1,223,736	$1,145,783	$1,120,969	$1,103,084	$1,071,590
Total assets	1,574,346	1,472,494	1,439,452	1,427,837	1,437,817
Losses and loss adjustment expense reserves	423,842	403,872	404,391	439,706	467,559
Total liabilities	879,987	816,181	785,976	807,402	834,446
Total shareholders' equity	694,359	656,313	653,476	620,435	603,371
GAAP Ratios:
Loss ratio(2)	65.7%	78.0%	65.4%	65.1%	64.1%
Expense ratio(2)	31.2	29.9	31.3	32.2	30.0

Combined ratio(2)	96.9%	107.9%	96.7%	97.3%	94.1%

(1)
Earnings per share data and number of shares used in computing shares outstanding for 2008 has been restated to conform to ASC 260, Participating Securities and the Two Class Method. Please refer to Financial Statement footnote 2 for additional details.

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

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 65.9% of our direct written premiums in 2012), we offer a portfolio of other insurance products, including commercial automobile (11.0% of 2012 direct written premiums), homeowners (18.9% of 2012 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 4.2% of 2012 direct written premiums). Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 879 in 1,023 locations throughout Massachusetts and New Hampshire during 2012. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.0% and 12.4% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2012, according to the Commonwealth Automobile Reinsurers ("CAR") Cession Volume Analysis Report of February 26, 2013, based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer's number of car-years, a measure we refer to in this report as automobile exposures.

        The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella business during 2009, and commercial automobile business during 2011. During the years ended December 31, 2012, 2011, and 2010, we wrote $9,057, $5,750, and $2,774 in direct written premiums, respectively, and approximately 11,000, 4,500, and 3,300 policies, respectively, in New Hampshire.

Recent Trends and Events

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

  •
  The quarter ended December 31, 2012 was impacted by Superstorm Sandy which caused widespread damage in the Northeastern United States on October 29 and 30, 2012. As a result, we incurred $7,977 of catastrophe losses for the quarter ended December 31, 2012.

  •
  For the year ended December 31, 2012, we incurred $10,332 of catastrophe losses compared to $63,394 and $9,429 for the comparable 2011 and 2010 periods, respectively.

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

        Catastrophe losses incurred by the type of event are shown in the following table.

	Years Ended December 31,
Event	2012	2011	2010
Windstorms and hailstorms	$2,355	$12,311	$—
Tornado and windstorms	—	16,697	3,300
Rainstorms	—	—	6,129
Floods	—	1,380	—
Icestorms and snowstorms	—	23,971	—
Hurricane and tropical storms	7,977	7,025	—

Total losses incurred(1)	$10,332	$61,384	$9,429

(1)
Total losses incurred includes losses plus defense and cost containment expenses and excludes adjusting and other claims settlement expenses.

        We did not have any recoveries from our primary catastrophe reinsurance treaties during the three-year period ended December 31, 2012 because there was no individual catastrophe for which our losses exceeded our retention under the treaties.

Massachusetts Automobile Insurance Market

        We have been subject to extensive regulation in the private passenger automobile insurance industry in Massachusetts, which represented 65.9% of our direct written premiums in 2012. Private passenger automobile insurance has been heavily regulated in Massachusetts. In many respects, the private passenger automobile insurance market in Massachusetts prior to 2008 was unique, in comparison to other states. This was due to a number of factors, including unusual regulatory conditions, the market dominance of domestic companies, the relative absence of large national companies, and the heavy reliance on independent insurance agents as the market's principal distribution channel. Perhaps most significantly, prior to 2008, the Massachusetts Commissioner of Insurance fixed and established the premium rates and the rating plan to be used by all insurance companies doing business in the private passenger automobile insurance market and the Massachusetts private passenger automobile insurance residual market mechanism featured a reinsurance program run by CAR in which companies were assigned producers.

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

        During 2012, we increased our rates approximately 4.7%. Our rates include a 13.0% commission rate for agents. Our direct automobile written premiums increased by 5.5% in 2011 with increased exposures and average written premium per exposure in our private passenger and commercial automobile lines of business.

Statutory Accounting Principles

        Our results are reported in accordance with GAAP, which differ from amounts reported in accordance with statutory accounting principles ("SAP") as prescribed by insurance regulatory authorities, which in general reflect a liquidating, rather than going concern concept of accounting. Specifically, under GAAP:

  •
  Policy acquisition costs such as commissions, premium taxes and other variable costs incurred which are directly related to the successful acquisition of a new or renewal insurance contract are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

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

        Our GAAP insurance ratios are presented in the following table for the periods indicated.

	Years Ended December 31,
	2012	2011	2010
GAAP ratios:
Loss ratio	65.7%	78.0%	65.4%
Expense ratio	31.2	29.9	31.3

Combined ratio	96.9%	107.9%	96.7%

Share-Based Compensation

        On June 25, 2002, the Board of Directors of the Company (the "Board") adopted the 2002 Management Omnibus Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options ("NQSOs"), stock appreciation rights and restricted stock ("RS") awards.

        On March 10, 2006, the Board approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes. A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. Under the Incentive Plan, as amended, the maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. As of December 31, 2012, there were 620,457 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants outstanding under the Incentive Plan as of December 31, 2012, were comprised of 231,883 restricted shares and 87,500 nonqualified stock options.

        Grants made under the Incentive Plan during the years 2008 through 2013 were as follows.

Type of Equity Awarded	Effective Date	Number of Awards Granted	Fair Value per Share		Vesting Terms
RS	March 10, 2008	76,816	$35.80	(1)	3 years, 30%-30%-40%
RS	March 10, 2008	4,000	$35.80	(1)	No vesting period(2)
RS	March 20, 2008	45,779	$34.37	(1)	5 years, 20% annually
RS	March 9, 2009	95,953	$28.66	(1)	3 years, 30%-30%-40%
RS	March 9, 2009	4,000	$28.66	(1)	No vesting period(2)
RS	March 19, 2009	38,046	$33.24	(1)	5 years, 20% annually
RS	March 9, 2010	77,360	$38.78	(1)	3 years, 30%-30%-40%
RS	March 9, 2010	4,000	$38.78	(1)	No vesting period(2)
RS	March 23, 2010	25,590	$38.09	(1)	5 years, 20% annually
RS	March 9, 2011	68,637	$47.35	(1)	3 years, 30%-30%-40%
RS	March 9, 2011	4,000	$47.35	(1)	No vesting period(2)
RS	March 23, 2011	22,567	$44.94	(1)	5 years, 20% annually
RS	March 8, 2012	77,844	$41.75	(1)	3 years, 30%-30%-40%
RS	March 8, 2012	4,000	$41.75	(1)	No vesting period(2)
RS	March 21, 2012	20,912	$41.96	(1)	5 years, 20% annually

(1)
The fair value per share of the restricted stock grant is equal to the closing price of our common stock      on the grant date.

(2)
The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of our Board of Directors.

Reinsurance

        We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan"). The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models. As of January 1, 2013, we have purchased four layers of excess catastrophe reinsurance providing $515,000 of coverage for property losses in excess of $50,000 up to a maximum of $565,000. Our reinsurers co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $80,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer, and 80.0% of $135,000 for the 4th layer. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance in 2013 protects us in the event of a "127-year storm" (that is, a storm of a severity expected to occur once in a 127-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A" (Excellent). Most of our other reinsurers have an A.M. Best rating of "A" (Excellent) however in no case is a reinsurer rated below "A-" (Excellent).

        We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for both private passenger and commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property. The FAIR Plan's exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2012, the FAIR Plan purchased $1,000,000 of catastrophe reinsurance for property losses in excess of $200,000. At December 31, 2012, we had no material amounts recoverable from any reinsurer, excluding $51,140 recoverable from CAR.

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

Results of Operations

        The following table shows certain of our selected financial results.

	Years Ended December 31,
	2012	2011	2010
Direct written premiums	$696,220	$649,262	$604,957

Net written premiums	$663,942	$620,316	$576,807

Net earned premiums	$642,469	$598,368	$551,950
Net investment income	40,870	39,060	41,395
Net realized gains (losses) on investments	1,975	4,360	863
Finance and other service income	18,553	18,370	18,511

Total revenue	703,867	660,158	612,719

Loss and loss adjustment expenses	422,217	466,640	360,848
Underwriting, operating and related expenses	200,138	179,157	172,823
Interest expense	88	88	88

Total expenses	622,443	645,885	533,759

Income before income taxes	81,424	14,273	78,960
Income tax expense	23,354	571	22,618

Net income	$58,070	$13,702	$56,342

Earnings per weighted average common share:
Basic	$3.80	$0.90	$3.74

Diluted	$3.80	$0.90	$3.74

Cash dividends paid per common share	$2.20	$2.00	$1.80

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

        Direct Written Premiums.    Direct written premiums for the year ended December 31, 2012 increased by $46,958, or 7.2%, to $696,220 from $649,262 for the comparable 2011 period. The 2012 increases occurred primarily in our personal automobile and homeowners lines, which experienced increases of 4.9% and 4.1%, respectively, in average written premium per exposure. Written exposures remained constant in our personal automobile line and increased by 7.2% and 12.5% in our homeowners line and commercial automobile line, respectively. The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.

        Net Written Premiums.    Net written premiums for the year ended December 31, 2012 increased by $43,626, or 7.0%, to $663,942 from $620,316 for 2011. The 2012 increase was primarily due to the factors that increased direct written premiums.

        Net Earned Premiums.    Net earned premiums for the year ended December 31, 2012 increased by $44,101, or 7.4%, to $642,469 from $598,368 for the comparable 2011 period. The 2012 increase was primarily due to the factors that increased direct written premiums.

        The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Years Ended December 31,
	2012	2011
Written Premiums
Direct	$696,220	$649,262
Assumed	17,943	16,521
Ceded	(50,221)	(45,467)

Net written premiums	$663,942	$620,316

Earned Premiums
Direct	$673,596	$626,483
Assumed	16,910	15,790
Ceded	(48,037)	(43,905)

Net earned premiums	$642,469	$598,368

        Net Investment Income.    Net investment income for the year ended December 31, 2012 increased by $1,810, or 4.6%, to $40,870 from $39,060 for the comparable 2011 period. Net effective annual yield on the investment portfolio increased to 3.7% for the year ended December 31, 2012 from 3.6% for the comparable 2011 period. Our duration was 3.6 years at December 31, 2012, down from 3.7 years at December 31, 2011.

        Net Realized Gains on Investments.    Net realized gains on investments were $1,975 for the year ended December 31, 2012 compared to $4,360 for the comparable 2011 period.

        The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of December 31, 2012
			Gross Unrealized Losses(3)
	Cost or Amortized Cost	Gross Unrealized Gains	Non-OTTI Unrealized Losses	OTTI Unrealized Losses(4)	Estimated Fair Value
U.S. Treasury securities	$7,112	$43	$—	$—	$7,155
Obligations of states and political subdivisions	455,249	35,951	(17)	—	491,183
Residential mortgage-backed securities(1)	215,438	11,465	(1,006)	—	225,897
Commercial mortgage-backed securities	39,388	1,086	—	—	40,474
Other asset-backed securities	21,288	898	—	—	22,186
Corporate and other securities	361,939	16,988	(269)	—	378,658

Subtotal, fixed maturity securities	1,100,414	66,431	(1,292)	—	1,165,553
Equity securities(2)	21,237	1,629	(66)	—	22,800

Totals	$1,121,651	$68,060	$(1,358)	$—	$1,188,353

(1)
Residential mortgage-backed securities consists of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)
Equity securities includes interests in mutual funds held to fund the Company's executive deferred compensation plan.

(3)
Our investment portfolio included 75 securities in an unrealized loss position at December 31, 2012.

(4)
Amounts in this column represent other-than-temporary impairment ("OTTI") recognized in accumulated other comprehensive income.

        The composition of our fixed income security portfolio by Moody's rating was as follows:

	As of December 31, 2012
	Estimated Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$237,155	20.3%
Aaa/Aa	538,346	46.2%
A	174,208	14.9%
Baa	81,874	7.0%
Ba	43,898	3.8%
B	59,572	5.1%
Ca	5,383	0.5%
Not rated	25,117	2.2%

Total	$1,165,553	100.0%

        As of December 31, 2012, our portfolio of fixed maturity investments was principally comprised of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds. We have no exposure to European sovereign debt.

        The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2012.

	As of December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$2,868	$17	$—	$—	$2,868	$17
Residential mortgage-backed securities	50,779	966	3,938	40	54,717	1,006
Commercial mortgage-backed securities	107	—	—	—	107	—
Corporate and other securities	22,979	269	—	—	22,979	269

Subtotal, fixed maturity securities	76,733	1,252	3,938	40	80,671	1,292
Equity securities	1,145	23	303	43	1,448	66

Total temporarily impaired securities	$77,878	$1,275	$4,241	$83	$82,119	$1,358

        As of December 31, 2012, we held insured investment securities of approximately $116,171, which represented approximately 9.8% of our total investments. Approximately $48,741 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

        The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of December 31, 2012. We do not have any direct investment holdings in a financial guarantee insurance company.

	As of December 31, 2012
Financial Guarantor	Total	Pre-refunded Securities	Exposure Net of Pre-refunded Securities
Municipal bonds
Ambac Assurance Corporation	$18,464	$9,175	$9,289
Financial Guaranty Insurance Company	278	278	—
Assured Guaranty Municipal Corporation	43,629	21,422	22,207
National Public Finance Guaranty Corporation	49,685	17,866	31,819

Total municipal bonds	112,056	48,741	63,315

Other asset-backed securities
Ambac Assurance Corporation	4,115	—	4,115

Total other asset-backed securities	4,115	—	4,115

Total	$116,171	$48,741	$67,430

        The Moody's ratings of our insured investments held at December 31, 2012 are essentially the same with or without the investment guarantees.

        We reviewed the unrealized losses in our fixed income and equity portfolio as of December 31, 2012 for potential other-than-temporary asset impairments. We held no securities at December 31, 2012 with a material (20.0% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was performed for securities appearing on our "Watch List," if any. Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

        Of the $1,358 gross unrealized losses as of December 31, 2012, $17 relates to obligations of U.S. Treasuries, states and political subdivisions. The remaining $1,341 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

        The unrealized losses recorded on the investment portfolio at December 31, 2012 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

        During the years ended December 31, 2012 and 2011, there was no significant deterioration in the credit quality of any of our holdings and no OTTI charges were recorded related to our portfolio of investment securities.

        For information regarding fair value measurements of our investment portfolio, refer to Item 8—Financial Statements and Supplementary Data, Note 14, Fair Value of Financial Instruments, of this Form 10-K.

        Finance and Other Service Income.    Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income increased by $183, or 1.0%, to $18,553 for the year ended December 31, 2012 from $18,370 for the comparable 2011 period.

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for the year ended December 31, 2012 decreased by $44,423, or 9.5%, to $422,217 from $466,640 for the comparable 2011 period. Our GAAP loss ratio for the year ended December 31, 2012 decreased to 65.7% from 78.0% for the comparable 2011 period. Included in pre-tax results for the year ended December 31, 2012 is approximately $10,332 attributable to catastrophic weather event losses sustained throughout the year compared to $61,384 for the comparable 2011 period. Our GAAP loss ratio excluding loss adjustment expenses for the year ended December 31, 2012 decreased to 56.8% from 68.6% for the comparable 2011 period. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2012 was $17,310, compared to $36,683, for the comparable 2011 period.

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expenses for the year ended December 31, 2012 increased by $20,981, or 11.7%, to $200,138 from $179,157 for the comparable 2011 period, primarily due to an increase in commissions to agents as a result of premium increases, as discussed above. Our GAAP expense ratios for the year ended December 31, 2012 decreased to 31.2% from 29.9% for the comparable 2011 period.

        Interest Expenses.    Interest expense for the years ended December 31, 2012 and 2011 was $88. The credit facility commitment fee included in interest expense was $75 for each of the years ended December 31, 2012 and 2011.

        Income Tax Expense.    Our effective tax rates were 28.7% and 4.0% for the years ended December 31, 2012 and 2011, respectively. These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

        Net Income.    Net income for the year ended December 31, 2012 was $57,404 compared to $13,702 for the comparable 2011 period. This decrease was primarily attributable to the increase in losses and loss adjustment expenses, as discussed above.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

        Direct Written Premiums.    Direct written premiums for the year ended December 31, 2011 increased by $44,305, or 7.3%, to $649,262 from $604,957 for the comparable 2010 period. The 2011 increase occurred primarily in our personal automobile and homeowners lines, which experienced increases of 3.5% and 3.9%, respectively, in average written premium per exposure and increases of 1.5% and 11.5%, respectively, in written exposures. The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us. In addition, our commercial automobile line experienced an increase in average written premium per exposure of 2.2% and an increase in written exposures of 6.4%. This increase in exposures is a result of additional business submitted by ERPs through the CAR LSC program as the number of Limited Servicing Carriers was reduced from six to four effective July 1, 2011.

        Net Written Premiums.    Net written premiums for the year ended December 31, 2011 increased by $43,509, or 7.5%, to $620,316 from $576,807 for the comparable 2010 period. The 2011 increase was primarily due to the factors that increased direct written premiums.

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

        Net Investment Income.    Net investment income for the year ended December 31, 2011 decreased by $2,335, or 5.6%, to $39,060 from $41,395 for the comparable 2010 period. The 2011 decrease primarily resulted from lower short-term interest rates and ongoing maintenance of short duration to protect the portfolio from rising interest rates. Net effective annual yield on the investment portfolio decreased to 3.6% for the year ended December 31, 2011 from 3.9% for the comparable 2010 period. Our duration was 3.7 years at December 31, 2011, up from 3.4 years at December 31, 2010.

        Net Realized Gains (Losses) on Investments.    Net realized gains on investments were $4,360 for the year ended December 31, 2011 compared to net realized losses of $863 for the comparable 2010 period.

        The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows.

	As of December 31, 2011
			Gross Unrealized Losses(3)
	Cost or Amortized Cost	Gross Unrealized Gains	Non-OTTI Unrealized Losses	OTTI Unrealized Losses(4)	Estimated Fair Value
U.S. Treasury securities	$7,525	$366	$—	$—	$7,891
Obligations of states and political subdivisions	443,338	25,630	(150)	—	468,818
Residential mortgage-backed securities(1)	277,885	17,147	(106)	—	294,926
Commercial mortgage-backed securities	51,986	1,439	(278)	—	53,147
Other asset-backed securities	12,848	932	—	—	13,780
Corporate and other securities	239,078	10,128	(955)	—	248,251

Subtotal, fixed maturity securities	1,032,660	55,642	(1,489)	—	1,086,813
Equity securities(2)	20,431	1,111	(462)	—	21,080
Other invested assets	—	—	—	—	—

Totals	$1,053,091	$56,753	$(1,951)	$—	$1,107,893

(1)
Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)
Equity securities includes interests in mutual funds held to fund the Company's executive deferred compensation plan.

(3)
Our investment portfolio included 55 securities in an unrealized loss position at December 31, 2011.

(4)
Amounts in this column represent other-than-temporary impairment ("OTTI") recognized in accumulated other comprehensive income.

        The composition of our fixed income security portfolio by Moody's rating was as follows.

	As of December 31, 2011
	Estimated Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$309,401	28.5%
Aaa/Aa	526,622	48.5
A	117,735	10.8
Baa	68,850	6.3
Ba	1,932	0.2
Not rated	62,273	5.7

Total	$1,086,813	100.0%

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

        As of December 31, 2011, we held insured investment securities of approximately $143,467, which represented approximately 12.9% of our total investment portfolio. Approximately $43,562 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

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

        Finance and Other Service Income.    Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income decreased by $141 or 0.8% to $18,370 for the year ended December 31, 2011 from $18.511 for the comparable 2010 period.

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for year ended December 31, 2011 increased by $105,792, or 29.3%, to $466,640 from $360,848 for the comparable 2010 period. Our GAAP loss ratio for the year ended December 31, 2011 increased to 78.0% from 65.4% for the comparable 2010 period. Included in pre-tax results for the year ended December 31, 2011 is approximately $61,384 attributable to catastrophic weather event losses sustained throughout the year compared to $9,429 for the comparable 2010 period. Our GAAP loss ratio excluding loss adjustment expenses for the year ended December 31, 2011 increased to 68.6% from 56.0% for the comparable 2010 period. The total prior year favorable development included in pre-tax results for the year ended December 31, 2011 was $36,683 compared to $48,157 for the comparable 2010 period.

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expenses for year ended December 31, 2011 increased by $6,334, or 3.7%, to $179,157 from $172,823 for the comparable 2010 period primarily due to an increase in commissions to agents as a result of premium increases, as discussed above. Our GAAP expense ratios for the year ended December 31, 2011 decreased to 29.9% from 31.3% for the comparable 2010 period.

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

        Net cash provided by operating activities was $104,348, $39,477, and $51,197 during the years ended December 31, 2012, 2011, and 2010, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

        Net cash used for investing activities was $74,445, $12,413 and $54,511during the years ended December 31, 2012, 2011 and 2010, respectively, as purchases of fixed maturity and equity securities exceeded sales, paydowns, calls and maturities of fixed maturity and equity securities.

        Net cash used for financing activities was $32,410, $29,465, and $30,865 during the years ended December 31, 2012, 2011 and 2010, respectively. Net cash used for financing activities is primarily comprised of dividend payments to shareholders and the acquisition of treasury stock.

        The Insurance Subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. In recent years, global financial markets experienced unprecedented and challenging conditions, including a tightening in the availability of credit, the failure of several large financial institutions and concerns about the creditworthiness of the sovereign debt of several European and other countries. We believe that recent and ongoing government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of the assets we hold will allow us to realize these securities' anticipated long-term economic value. Furthermore, as of December 31, 2012, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. We do not anticipate the need to sell these securities to meet the Insurance Subsidiaries cash requirements. We expect the Insurance Subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

Credit Facility

        For information regarding our Credit Facility, please refer to Item 8—Financial Statements and Supplementary Data, Note 8, Debt, of this Form 10-K.

Recent Accounting Pronouncements

        For information regarding Recent Accounting Pronouncements, please refer to Item 8—Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies, of this Form 10-K.

Regulatory Matters

        Our insurance company's subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2012, the statutory surplus of Safety Insurance was $599,024, and its net income for 2012 was $52,435. As a result, a maximum of $59,902 is available in 2013 for such dividends without prior approval of the Commissioner. During the twelve months ended December 31, 2012, Safety Insurance recorded dividends to Safety of $29,137.

        The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

        Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2012 and 2011 were as follows:

Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Dividends Paid
November 2, 2012	December 3, 2012	December 14, 2012	$0.60	$9,193
August 1, 2012	September 4, 2012	September 14, 2012	$0.60	$9,191
May 3, 2012	June 1, 2012	June 15, 2012	$0.50	$7,652
February 15, 2012	March 1, 2012	March 15, 2012	$0.50	$7,598
November 2, 2011	December 1, 2011	December 15, 2011	$0.50	$7,593
August 3, 2011	September 1, 2011	September 15, 2011	$0.50	$7,594
May 4, 2011	June 1, 2011	June 15, 2011	$0.50	$7,593
February 15, 2011	March 1, 2011	March 15, 2011	$0.50	$7,542

        On February 15, 2013, our Board approved and declared a quarterly cash dividend on our common stock of $0.60 per share to be paid on March 15, 2013 to shareholders of record on March 1, 2013. We plan to continue to declare and pay quarterly cash dividends in 2013, depending on our financial position and the regularity of our cash flows.

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

        No share purchases were made by the Company during the year ended December 31, 2012. During the year ended December 31, 2011, the Company purchased 1,190 of its common shares on the open market under the program at a cost of $43 resulting in total shares purchased of 1,728,645 at a cost of $55,569.

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

Contractual Obligations

        We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2012, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
	Within One Year	Two to Three Years	Four to Five Years	After Five Years	Total
Loss and LAE reserves	$207,683	$186,490	$25,431	$4,238	$423,842
Purchase commitments	1,030	1,861	519	—	3,410
Operating leases	4,497	8,993	9,050	4,483	27,023

Total contractual obligations	$213,210	$197,344	$35,000	$8,721	$454,275

        As of December 31, 2012, the Company had loss and LAE reserves of $423,842, unpaid reinsurance recoverables of $52,185 and net loss and LAE reserves of $371,657. Our loss and LAE reserves are estimates as described in more detail under Critical Accounting Policies and Estimates. The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

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

        Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting

IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $347,618 to $379,385 as of December 31, 2012 compared to a range of $317,155 to $363,035 as of December 31, 2011. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $371,657 as of December 31, 2012 compared to $352,098 as of December 31, 2011.

        The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2012 and December 31, 2011.

	As of December 31, 2012
Line of Business	Low	Recorded	High
Private passenger automobile	$220,432	$232,663	$232,980
Commercial automobile	44,548	48,934	49,652
Homeowners	50,047	55,382	59,784
All other	32,591	34,678	36,969

Total	$347,618	$371,657	$379,385

	As of December 31, 2011
Line of Business	Low	Recorded	High
Private passenger automobile	$206,350	$226,222	$230,961
Commercial automobile	38,610	45,687	45,911
Homeowners	50,100	52,777	56,837
All other	22,095	27,412	29,326

Total	$317,155	$352,098	$363,035

        The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31, 2012 and December 31, 2011.

	As of December 31, 2012
Line of Business	Case	IBNR	Total
Private passenger automobile	$232,695	$(2,654)	$230,041
CAR assumed private passenger auto	1,378	1,244	2,622
Commercial automobile	33,665	4,521	38,186
CAR assumed commercial automobile	6,232	4,516	10,748
Homeowners	33,397	15,322	48,719
FAIR Plan assumed homeowners	2,552	4,111	6,663
All other	21,060	13,618	34,678

Total net reserves for losses and LAE	$330,979	$40,678	$371,657

	As of December 31, 2011
Line of Business	Case	IBNR	Total
Private passenger automobile	$235,216	$(13,603)	$221,613
CAR assumed private passenger auto	3,577	1,032	4,609
Commercial automobile	30,804	3,479	34,283
CAR assumed commercial automobile	7,291	4,113	11,404
Homeowners	41,451	6,750	48,201
FAIR Plan assumed homeowners	2,326	2,250	4,576
All other	19,316	8,096	27,412

Total net reserves for losses and LAE	$339,981	$12,117	$352,098

        At December 31, 2012 and 2011, our total IBNR reserves for our private passenger automobile line of business were comprised of $(25,826) and $(34,505) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $23,172 and $20,902 related to our estimation for not yet reported losses, respectively.

        Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves. The IBNR reserves for CAR assumed private passenger and commercial automobile business are 47.4% and 42.0%, respectively, of our total reserves for CAR assumed private passenger and commercial automobile business as of December 31, 2012 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves. Our IBNR reserves for FAIR Plan assumed homeowners are 61.7% of our total reserves for FAIR Plan assumed homeowners at December 31, 2012 due to similar reporting delays in the information we receive from FAIR Plan.

        The following tables present information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of December 31, 2012 and 2011.

	As of December 31, 2012
Line of Business	Retained	Assumed	Net
Private passenger automobile	$230,041
CAR assumed private passenger automobile		$2,622
Net private passenger automobile			$232,663
Commercial automobile	38,186
CAR assumed commercial automobile		10,748
Net commercial automobile			48,934
Homeowners	48,719
FAIR Plan assumed homeowners		6,663
Net homeowners			55,382
All other	34,678	—	34,678

Total net reserves for losses and LAE	$351,624	$20,033	$371,657

	As of December 31, 2011
Line of Business	Retained	Assumed	Net
Private passenger automobile	$221,613
CAR assumed private passenger automobile		$4,609
Net private passenger automobile			$226,222
Commercial automobile	34,283
CAR assumed commercial automobile		11,404
Net commercial automobile			45,687
Homeowners	48,201
FAIR Plan assumed homeowners		4,576
Net homeowners			52,777
All other	27,412	—	27,412

Total net reserves for losses and LAE	$331,509	$20,589	$352,098

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

Sensitivity Analysis

        Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the twelve months ended December 31, 2012, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $6,425. Each 1 percentage-point change in the loss and loss expense ratio would have had a $4,176 effect on net income, or $0.27 per diluted share.

        Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the twelve months ended December 31, 2012. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent Change in Frequency	No Change in Frequency	+1 Percent Change in Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,601)	$(2,300)	$—
Estimated increase in net income	2,991	1,495	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,300)	—	2,300
Estimated increase (decrease) in net income	1,495	—	(1,495)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,300	4,601
Estimated decrease in net income	—	(1,495)	(2,991)
Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(764)	(382)	—
Estimated increase in net income	497	248	—
No Change in Severity
Estimated (decrease) increase in reserves	(382)	—	382
Estimated increase (decrease) in net income	248	—	(248)
+1 Percent Change in Severity
Estimated increase in reserves	—	382	764
Estimated decrease in net income	—	(248)	(497)
Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(974)	(487)	—
Estimated increase in net income	633	317	—
No Change in Severity
Estimated (decrease) increase in reserves	(487)	—	487
Estimated increase (decrease) in net income	317	—	(317)
+1 Percent Change in Severity
Estimated increase in reserves	—	487	974
Estimated decrease in net income	—	(317)	(633)
All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(694)	(347)	—
Estimated increase in net income	451	226	—
No Change in Severity
Estimated (decrease) increase in reserves	(347)	—	347
Estimated increase (decrease) in net income	226	—	(226)
+1 Percent Change in Severity
Estimated increase in reserves	—	347	694
Estimated decrease in net income	—	(226)	(451)

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

        The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2012. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent Change in Estimation	+1 Percent Change in Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(26)	$26
Estimated increase (decrease) in net income	17	(17)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(107)	107
Estimated increase (decrease) in net income	70	(70)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(67)	67
Estimated increase (decrease) in net income	44	(44)

Reserve Development Summary

        The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $17,310, $36,683 and $48,157 for the years ended December 31, 2012, 2011, and 2010, respectively.

        The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2012, 2011 and 2010. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

	Years Ended December 31,
Accident Year	2012	2011	2010
2002 & prior	$(265)	$(730)	$(2,127)
2003	(318)	(699)	(1,669)
2004	(752)	(1,293)	(2,147)
2005	(1,909)	(3,584)	(4,488)
2006	(1,343)	(4,585)	(7,996)
2007	(2,304)	(5,264)	(9,662)
2008	(3,983)	(9,198)	(10,992)
2009	(4,281)	(6,627)	(9,076)
2010	(5,927)	(4,703)	—
2011	3,772	—	—

All prior years	$(17,310)	$(36,683)	$(48,157)

        The decreases in prior years reserves during the years ended December 31, 2012, 2011 and 2010 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2012 decrease is primarily composed of reductions of $17,879, in our retained automobile reserves. The 2011 decrease is primarily composed of reductions of $28,302 in our retained automobile reserves, and $4,921 in our retained homeowners reserves. The 2010 decrease is primarily composed of reductions of $34,248 in our retained automobile reserves, $7,269 in our retained homeowners and all other reserves and $5,572 in CAR assumed reserves.

        The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2012.

Accident Year	Private Passenger Automobile	Commercial Automobile	Homeowners	All Other	Total
2002 & prior	$(192)	$(19)	$—	$(54)	$(265)
2003	(309)	(10)	1	—	(318)
2004	(693)	(32)	—	(27)	(752)
2005	(1,466)	(186)	(263)	6	(1,909)
2006	(1,241)	(108)	3	3	(1,343)
2007	(1,598)	(84)	(267)	(355)	(2,304)
2008	(3,077)	(34)	(659)	(213)	(3,983)
2009	(2,929)	(115)	(945)	(292)	(4,281)
2010	(3,336)	(795)	(1,507)	(289)	(5,927)
2011	(1,634)	(557)	4,374	1,589	3,772

All prior years	$(16,475)	$(1,940)	$737	$368	$(17,310)

        To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

        The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the year ended December 31, 2012; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

Accident Year	Retained Private Passenger Automobile	Retained Commercial Automobile	Retained Homeowners	Retained All Other	Total
2002 & prior	$(192)	$(19)	$—	$(54)	$(265)
2003	(279)	(2)	1	—	(280)
2004	(665)	(3)	1	(27)	(694)
2005	(1,439)	(119)	(244)	6	(1,796)
2006	(1,130)	(22)	—	3	(1,149)
2007	(1,452)	(22)	(272)	(355)	(2,101)
2008	(2,924)	(128)	(632)	(213)	(3,897)
2009	(2,824)	(167)	(895)	(292)	(4,178)
2010	(3,317)	(705)	(1,485)	(289)	(5,796)
2011	(1,634)	(836)	4,272	1,589	3,391

All prior years	$(15,856)	$(2,023)	$746	$368	$(16,765)

        The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the year ended December 31, 2012.

Accident Year	CAR Assumed Private Passenger Automobile	CAR Assumed Commercial Automobile	FAIR Plan Homeowners	Total
2002 & prior	$—	$—	$—	$—
2003	(30)	(8)	—	(38)
2004	(28)	(29)	(1)	(58)
2005	(27)	(67)	(19)	(113)
2006	(111)	(86)	3	(194)
2007	(146)	(62)	5	(203)
2008	(153)	94	(27)	(86)
2009	(105)	52	(50)	(103)
2010	(19)	(90)	(22)	(131)
2011	—	279	102	381

All prior years	$(619)	$83	$(9)	$(545)

        Our private passenger automobile line of business prior year reserves decreased by $16,475 for the year ended December 31, 2012. The decrease was primarily due to improved retained private passenger results of $14,720 for the accident years 2005 through 2011 The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

        Our commercial automobile line of business prior year reserves decreased by $1,940 for the year ended December 31, 2012 due primarily to fewer IBNR claims than previously estimated. Our FAIR Plan homeowners reserve decreased by $368 for the year ended December 31, 2012.

        Our retained homeowners line of business prior year reserves increased by $746 for the year ended December 31, 2012, primarily due to re-estimations of 2011 catastrophe losses. Our retained All other lines of business prior years reserves increased by $368 for the year ended December 31, 2012, primarily due to re-estimations of 2011 catastrophe losses.

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

	-100 Basis Point Change	No Change	+100 Basis Point Change
As of December 31, 2012
Estimated fair value	$1,227,919	$1,188,353	$1,147,684
Estimated increase (decrease) in fair value	$39,566	$—	$(40,669)
As of December 31, 2011
Estimated fair value	$1,148,508	$1,107,893	$1,063,604
Estimated increase (decrease) in fair value	$40,615	$—	$(44,289)

        With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At December 31, 2012, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2012, assuming that all of such debt is outstanding for the entire year.

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

SAFETY INSURANCE GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety Insurance Group, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Safety Insurance Group, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing on Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 18, 2013

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,
	2012	2011
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,100,414 and $1,032,660)	$1,165,553	$1,086,813
Equity securities, at fair value (cost: $21,237 and $20,431)	22,800	21,080

Total investments	1,188,353	1,107,893
Cash and cash equivalents	35,383	37,890
Accounts receivable, net of allowance for doubtful accounts	165,750	154,143
Receivable for securities sold	835	—
Accrued investment income	10,587	10,169
Taxes recoverable	5,529	8,406
Receivable from reinsurers related to paid loss and loss adjustment expenses	6,610	3,526
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	52,185	51,774
Ceded unearned premiums	16,206	14,022
Deferred policy acquisition costs	60,665	56,716
Equity and deposits in pools	16,965	14,507
Other assets	15,278	13,448

Total assets	$1,574,346	$1,472,494

Liabilities
Loss and loss adjustment expense reserves	$423,842	$403,872
Unearned premium reserves	353,219	329,562
Accounts payable and accrued liabilities	65,458	52,032
Payable for securities purchased	2,630	—
Payable to reinsurers	7,056	5,338
Deferred income taxes	8,202	3,014
Other liabilities	19,580	22,363

Total liabilities	879,987	816,181

Commitments and contingencies (Note 7)
Shareholders' equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,052,034 and 16,915,432 shares issued	170	169
Additional paid-in capital	163,041	157,167
Accumulated other comprehensive income, net of taxes	43,356	35,621
Retained earnings	543,361	518,925
Treasury stock, at cost: 1,728,645 shares	(55,569)	(55,569)

Total shareholders' equity	694,359	656,313

Total liabilities and shareholders' equity	$1,574,346	$1,472,494

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net earned premiums	$642,469	$598,368	$551,950
Net investment income	40,870	39,060	41,395
Net realized gains on investments	1,975	4,360	863
Finance and other service income	18,553	18,370	18,511

Total revenue	703,867	660,158	612,719

Losses and loss adjustment expenses	422,217	466,640	360,848
Underwriting, operating and related expenses	200,138	179,157	172,823
Interest expense	88	88	88

Total expenses	622,443	645,885	533,759

Income before income taxes	81,424	14,273	78,960
Income tax expense	23,354	571	22,618

Net income	$58,070	$13,702	$56,342

Earnings per weighted average common share:
Basic	$3.80	$0.90	$3.74

Diluted	$3.80	$0.90	$3.74

Cash dividends paid per common share	$2.20	$2.00	$1.80

Number of shares used in computing earnings per share:
Basic	15,288,346	15,165,065	15,065,696

Diluted	15,295,452	15,176,006	15,084,295

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$58,070	$13,702	$56,342
Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of tax expense of $4,856, $8,875, and $1,975	9,019	16,483	3,667
Reclassification adjustment for gains included in net income, net of tax expense of ($691), ($1,526), and ($302)	(1,284)	(2,834)	(561)

Unrealized gains on securities available for sale	7,735	13,649	3,106

Comprehensive income	$65,805	$27,351	$59,448

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income, Net of Taxes	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2009	$166	$144,814	$18,866	$506,301	$(49,712)	$620,435
Net income				56,342		56,342
Other comprehensive income, net of deferred federal income taxes			3,106			3,106
Restricted shares awards issued	1	154				155
Recognition of employee share-based compensation, net of deferred federal income taxes		3,933				3,933
Exercise of options, net of federal income taxes	1	2,416				2,417
Dividends paid				(27,098)		(27,098)
Acquisition of treasury stock					(5,814)	(5,814)

Balance at December 31, 2010	168	151,317	21,972	535,545	(55,526)	653,476
Net income				13,702		13,702
Other comprehensive income, net of deferred federal income taxes			13,649			13,649
Restricted shares awards issued	1	188				189
Recognition of employee share-based compensation, net of deferred federal income taxes		4,692				4,692
Exercise of options, net of federal income taxes		970				970
Dividends paid				(30,322)		(30,322)
Acquisition of treasury stock					(43)	(43)

Balance at December 31, 2011	169	157,167	35,621	518,925	(55,569)	656,313
Net income				58,070		58,070
Other comprehensive income, net of deferred federal income taxes			7,735			7,735
Restricted shares awards issued	1	166				167
Recognition of employee share-based compensation, net of deferred federal income taxes		4,484				4,484
Exercise of options, net of federal income taxes		1,224				1,224
Dividends paid				(33,634)		(33,634)

Balance at December 31, 2012	$170	$163,041	$43,356	$543,361	$(55,569)	$694,359

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$58,070	$13,702	$56,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	14,322	13,554	12,533
Provision (benefit) for deferred income taxes	1,023	(693)	3,020
Net realized gains on investments	(1,972)	(4,360)	(863)
Gains on sales of fixed assets	—	—	(9)
Changes in assets and liabilities:
Accounts receivable	(11,607)	(8,417)	(8,488)
Accrued investment income	(418)	(698)	573
Receivable from reinsurers	(3,495)	2,426	13,999
Ceded unearned premiums	(2,184)	(1,561)	1,237
Deferred policy acquisition costs	(3,949)	(3,892)	(4,924)
Other assets	(1,430)	2,153	(797)
Loss and loss adjustment expense reserves	19,970	(519)	(35,315)
Unearned premium reserves	23,657	23,509	23,619
Accounts payable and accrued liabilities	13,426	(2,135)	(5,630)
Payable to reinsurers	1,718	(233)	897
Other liabilities	(2,783)	6,641	(4,997)

Net cash provided by operating activities	104,348	39,477	51,197

Cash flows from investing activities:
Fixed maturities purchased	(333,603)	(344,433)	(353,352)
Equity securities purchased	(9,397)	(13,149)	(7,525)
Proceeds from sales and paydowns of fixed maturities	165,878	264,635	220,217
Proceeds from maturities, redemptions, and calls of fixed maturities	98,045	78,243	84,954
Proceed from sales of equity securities	8,837	6,668	3,580
Fixed assets purchased	(4,205)	(4,377)	(2,394)
Fixed assets sold	—	—	9

Net cash used for investing activities	(74,445)	(12,413)	(54,511)

Cash flows from financing activities:
Proceeds from stock options exercised	1,241	902	1,990
Excess tax (expense) benefit from stock options exercised	(17)	(2)	57
Dividends paid to shareholders	(33,634)	(30,322)	(27,098)
Acquisition of treasury stock	—	(43)	(5,814)

Net cash used for financing activities	(32,410)	(29,465)	(30,865)

Net decrease in cash and cash equivalents	(2,507)	(2,401)	(34,179)
Cash and cash equivalents at beginning of year	37,890	40,291	74,470

Cash and cash equivalents at end of period	$35,383	$37,890	$40,291

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$19,730	$4,260	$28,300
Interest	$75	$75	$123

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

1.     Basis of Presentation

        The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the "Company"). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, Whiteshirts Asset Management Corporation ("WAMC"), and Whiteshirts Management Corporation, which is WAMC's holding company. All intercompany transactions have been eliminated. Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current year presentation.

        The Company was incorporated on June 25, 2001 in the State of Delaware. On October 16, 2001, the Company acquired all of the issued and outstanding common stock of Thomas Black Corporation ("TBC") and its property and casualty subsidiaries. TBC subsequently merged with and into Safety Insurance Group, Inc. with Safety Insurance Group, Inc. being the corporation surviving the merger.

        The Company is a leading provider of personal lines property and casualty insurance focused primarily on the Massachusetts market. The Company's principal product line is private passenger automobile insurance, which accounted for 65.9% of its direct written premiums in 2012. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company (together referred to as the "Insurance Subsidiaries").

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

Cash and Cash Equivalents

        Cash and cash equivalents includes money market accounts and United States ("U.S.") Treasury bills with original maturities of three months or less. U.S. Treasury bills are stated at amortized cost, which approximates fair value.

Accounts Receivable

        Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are both billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2012 and 2011, these allowances were $635 and $362, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

        Amounts that vary with and are primarily related to the successful acquisition of a new or renewal insurance contract, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policies. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is not taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $118,850, $110,795, and $101,980 was charged to underwriting expenses for the years ended 2012, 2011 and 2010, respectively.

Equity and Deposits in Pools

        Equity and deposits in pools represents the net receivable amounts from the residual market mechanisms, Commonwealth Automobile Reinsurers ("CAR") for automobile and Massachusetts Property Insurance Underwriting Association ("FAIR Plan") for homeowner insurance in Massachusetts. See Note 8 for a discussion of the Company's accounting for amounts assumed from residual markets.

Equipment and Leasehold Improvements

        Property, equipment, leasehold improvements, and software are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line or accelerated method over the estimated useful lives of the related assets, which range from 3 to 10 years. Amortization of leasehold improvements is provided using the straight-line method over the term of the lease. The costs of computer software developed or obtained for internal use are capitalized and amortized over the estimated life of the business system, beginning when the software is ready for its intended use. Maintenance and repairs are charged to expense as incurred.

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

        Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $15,199 and $14,941 at December 31, 2012 and 2011, respectively.

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

Finance and Other Service Income

        Finance and other service income primarily includes revenues from premium installment charges, which are recognized when earned.

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

Earnings per Weighted Average Common Share

        Basic earnings per weighted average common share ("EPS") is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period including unvested restricted shares which are considered participating securities. Diluted earnings per share is

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

calculated by dividing net income by the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding

        The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Years Ended December 31,
	2012	2011	2010
Net income available to common shareholders for basic and diluted earnings per share	$58,070	$13,702	$56,342

Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,288,346	15,165,065	15,065,696
Common equivalent shares—stock options	7,106	10,941	18,599

Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,295,452	15,176,006	15,084,295

Basic earnings per share	$3.80	$0.90	$3.74

Diluted earnings per share	$3.80	$0.90	$3.74

        Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company's common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive stock options for the year ended December 31, 2012. There were 82,800 and 97,203 anti-dilutive stock options for the years ended December 31, 2011 and 2010.

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

        As permitted by ASC 718, the Company elected the modified prospective transition method. Under the modified prospective transition method, (i) compensation expense for share-based awards granted prior to January 1, 2006 is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes as adjusted to incorporate forfeiture assumptions, and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of ASC 718. Results for periods prior to January 1, 2006 have not been restated

        See Note 6 for further information regarding share-based compensation.

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

Recent Accounting Pronouncements

        In October 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-26 (Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which updated guidance to address diversity in practice for the accounting of costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. The guidance also specifies that advertising costs only should be included as deferred acquisition costs if the direct-response advertising accounting criteria are met. The new guidance was effective for reporting periods beginning after December 15, 2011 and was to be applied prospectively, with retrospective application permitted. The adoption of the guidance had no impact on the Company's consolidated financial condition and results of operations.

        In May 2011, the FASB issued ASU No. 2011-04 (Topic 820), Fair Value Measurements, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS), which clarifies the application of existing fair value measurement and disclosure requirements and amends certain fair value measurement principles, requirements and disclosures. To improve consistency in global application across jurisdictions, changes in wording were made to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The guidance was applied prospectively for reporting periods beginning after December 15, 2011. Early adoption was not permitted. The impact of adoption was not material to the Company's consolidated financial condition and results of operations.

        In June 2011, the FASB issued ASU 2011-05 (Topic 220), Presentation of Comprehensive Income, which amends the presentation of comprehensive income and its components. Under the new guidance, an entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements. Both options require an entity to present reclassification adjustments for items reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented. The guidance was effective for reporting periods which began after December 15, 2011 and was applied retrospectively. Early adoption was permitted. The impact of adoption was related to presentation only and had no impact on the Company's results of operations and financial position

        In December 2011, the FASB issued ASU 2011-12 (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which indefinitely defers certain provisions of ASU 2011-05 (Topic 220), Presentation of Comprehensive Income that revised the manner in which entities present comprehensive income in financial statements. One of ASU 2011-05 provisions requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. Accordingly, this requirement was indefinitely deferred and will be further deliberated by the

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

FASB at a future date. The amendment was effective for fiscal years and interim periods within those years that began after December 15, 2011. The impact of adoption was not material to the Company's consolidated financial condition and results of operations.

        In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to present in either a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. Items not required to be reclassified to net income in their entirety are cross referenced to a related footnote for additional information. The ASU is effective for interim and annual periods beginning after December 15, 2012. The impact of adoption is not expected to be material to the Company's consolidated financial condition and results of operations.

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

	As of December 31, 2012
			Gross Unrealized Losses(3)
	Cost or Amortized Cost	Gross Unrealized Gains	Non-OTTI Unrealized Losses	OTTI Unrealized Losses(4)	Estimated Fair Value
U.S. Treasury securities	$7,112	$43	$—	$—	$7,155
Obligations of states and political subdivisions	455,249	35,951	(17)	—	491,183
Residential mortgage-backed securities(1)	215,438	11,465	(1,006)	—	225,897
Commercial mortgage-backed securities	39,388	1,086	—	—	40,474
Other asset-backed securities	21,288	898	—	—	22,186
Corporate and other securities	361,939	16,988	(269)	—	378,658

Subtotal, fixed maturity securities	1,100,414	66,431	(1,292)	—	1,165,553
Equity securities(2)	21,237	1,629	(66)	—	22,800

Totals	$1,121,651	$68,060	$(1,358)	$—	$1,188,353

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2011
			Gross Unrealized Losses(3)
	Cost or Amortized Cost	Gross Unrealized Gains	Non-OTTI Unrealized Losses	OTTI Unrealized Losses(4)	Estimated Fair Value
U.S. Treasury securities	$7,525	$366	$—	$—	$7,891
Obligations of states and political subdivisions	443,338	25,630	(150)	—	468,818
Residential mortgage-backed securities(1)	277,885	17,147	(106)	—	294,926
Commercial mortgage-backed securities	51,986	1,439	(278)	—	53,147
Other asset-backed securities	12,848	932	—	—	13,780
Corporate and other securities	239,078	10,128	(955)	—	248,251

Subtotal, fixed maturity securities	1,032,660	55,642	(1,489)	—	1,086,813
Equity securities(2)	20,431	1,111	(462)	—	21,080

Totals	$1,053,091	$56,753	$(1,951)	$—	$1,107,893

(1)
Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)
Equity securities includes interests in mutual funds held to fund the Company's executive deferred compensation plan.

(3)
The Company's investment portfolio included 75 and 55 securities in an unrealized loss position at December 31, 2012 and December 31, 2011, respectively.

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

	As of December 31, 2012
	Amortized Cost	Estimated Fair Value
Due in one year or less	$32,868	$33,231
Due after one year through five years	274,568	287,528
Due after five years through ten years	254,519	270,960
Due after ten years	262,345	285,278
Asset-backed securities	276,114	288,556

Totals	$1,100,414	$1,165,553

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        The gross realized gains (losses) on sales of investments were as follows for the periods indicated.

	Years Ended December 31,
	2012	2011	2010
Gross realized gains
Fixed maturity securities	$1,845	$4,935	$1,592
Equity securities	270	246	32
Gross realized losses
Fixed maturity securities	(115)	(821)	(753)
Equity securities	(25)	—	(8)

Net realized gains on investments	$1,975	$4,360	$863

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

        The following tables as of December 31, 2012 and 2011 present the gross unrealized losses included in the Company's investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$2,868	$17	$—	$—	$2,868	$17
Residential mortgage-backed securities	50,779	966	3,938	40	54,717	1,006
Commercial mortgage-backed securities	107	—	—	—	107	—
Corporate and other securities	22,979	269	—	—	22,979	269

Subtotal, fixed maturity securities	76,733	1,252	3,938	40	80,671	1,292
Equity securities	1,145	23	303	43	1,448	66

Total temporarily impaired securities	$77,878	$1,275	$4,241	$83	$82,119	$1,358

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

        The unrealized losses in the Company's fixed income and equity portfolio as of December 31, 2012 were reviewed for potential other-than-temporary asset impairments. The Company held no securities at December 31, 2012 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was also performed for any additional securities appearing on the Company's "Watch List," if any. Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at December 31, 2012 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, decreases in fair values of the Company's securities are viewed as being temporary.

        During the years ended December 31, 2012 and 2011, there was no significant deterioration in the credit quality of any of the Company's holdings and no OTTI charges were recorded related to the Company's portfolio of investment securities. At December 31, 2012 and December 31, 2011, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

        Based upon the qualitative analysis performed, the Company's decision to hold these securities, the Company's current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

        The components of net investment income were as follow for the periods indicated.

	Years Ended December 31,
	2012	2011	2010
Interest on fixed maturity securities	$42,235	$39,980	$42,332
Dividends on equity securities	559	658	294
Interest on other assets	39	49	12
Interest on cash and cash equivalents	18	33	84

Total investment income	42,851	40,720	42,722
Investment expenses	1,981	1,660	1,327

Net investment income	$40,870	$39,060	$41,395

4.     Equipment and Leasehold Improvements

        The carrying value of equipment and leasehold improvements by classification was as follows for the periods indicated.

	As of December 31,
	2012	2011
Software	$16,784	$13,653
Computer equipment	4,879	4,576
Leasehold improvements	2,524	2,524
Other equipment	2,390	2,247
Furniture and fixtures	963	959
Automobiles	10	10

Total cost	27,550	23,969
Less accumulated depreciation and amortization	18,455	14,005

Equipment and leasehold improvements, net	$9,095	$9,964

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        Depreciation and amortization expense for the years ended December 31, 2012, 2011, and 2010 was $4,450, $3,277, and $2,526, respectively.

5.     Employee Benefit Plan

        The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the "Retirement Plan"). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan and is allowed to contribute on a pre-tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant's base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $2,490, $2,385, and $2,201 for the years ended December 31, 2012, 2011, and 2010, respectively.

6.     Share-Based Compensation

Management Omnibus Incentive Plan

        Long-term incentive compensation is provided under the Company's 2002 Management Omnibus Incentive Plan ("the Incentive Plan") which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock ("RS") awards. The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At December 31, 2012, there were 620,457 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

        For the years ended December 31, 2012, 2011, and 2010, the Company recorded compensation expense related to awards under the Incentive Plan of $2,877, $2,915, and $2,857, net of income tax benefit of $1,549, $1,570, and $1,538, respectively.

Stock Options

        The fair value of stock options used to compute net income and EPS for the years ended December 31, 2012, 2011, and 2010 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected dividend yield	NA	1.68%	1.36% - 1.68%
Expected volatility	NA	0.36	0.31 - 0.36
Risk-free interest rate	NA	4.76%	4.35% - 4.76%
Expected holding period	NA	6.5 years	6.5 - 7 years

        Expected dividend yield is the Company's dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future. Expected volatility is based on

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

historical volatility of the Company's common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option. The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option. The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term. There were no stock options granted during the years ended December 31, 2012, 2011, and 2010. As of March 31, 2011, all compensation expense related to non-vested option awards had been recognized.

        The following table summarizes stock option activity under the Incentive Plan.

	Years Ended December 31,
	2012		2011		2010
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	125,700	$37.63	151,003	$37.30	215,337	$35.40
Exercised during the year	(36,900)	33.63	(25,303)	35.66	(64,334)	30.93
Forfeited during the year	(1,300)	42.85	—	—	—	—

Outstanding at end of year	87,500	39.24	125,700	37.63	151,003	37.30

Exercisable at end of year	87,500	$39.24	125,700	$37.63	127,058	$36.26

        At December 31, 2012, 2011, and 2010, the aggregate intrinsic value of outstanding shares under option was $606, $554, and $1,573 with a weighted average remaining contractual term of 2.9, 3.7, and 4.7 years, respectively. Aggregate intrinsic value represents the total pretax intrinsic value, which is the difference between the fair value based upon the Company's closing year-end stock price at December 31, 2012, 2011, and 2010 and the exercise price which would have been received by the option holders had all option holders exercised their options as of those dates. The range of exercise prices on stock options outstanding under the Incentive Plan was $13.30 to $42.85 at December 31, 2012, 2011, and 2010. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $463, $156, and $1,080, respectively.

Restricted Stock

        Restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company's common stock on the grant date and amortized ratably as expense over the requisite service period. Restricted stock awards generally vest over a three-year period and unrestrict 30% on the first and second anniversaries of the grant date and 40% on the third anniversary of the grant date, except for non-executive employees' restricted stock awards which vest ratable over a five-year service period and independent directors' stock awards which vest immediately. Independent directors' stock awards cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        The following table summarizes restricted stock activity under the Incentive Plan.

	Years Ended December 31,
	2012		2011		2010
	Shares Under Restriction	Weighted Average Fair Value	Shares Under Restriction	Weighted Average Fair Value	Shares Under Restriction	Weighted Average Fair Value
Outstanding at beginning of year	282,117	$39.24	301,501	$35.13	298,834	$34.28
Granted during the year	102,756	41.79	95,204	46.78	106,950	38.61
Vested and unrestricted during the year	(117,936)	36.50	(114,009)	34.67	(104,283)	36.27
Forfeited during the year	(3,054)	38.13	(579)	37.75	—	—

Outstanding at end of year	263,883	$41.47	282,117	$39.24	301,501	$35.13

        As of December 31, 2012, there was $6,280 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years. The total fair value of the shares that were vested and unrestricted during the years ended December 31, 2012, 2011, and 2010 was $4,304, $3,953, and $3,782, respectively.

7.     Commitments and Contingencies

Lease Commitments

        The Company has various non-cancelable long-term operating leases. The approximate minimum annual rental payments due under these lease agreements as of December 31, 2012 are presented in the following table.

2013	$4,497
2014	4,430
2015	4,563
2016	4,544
2017	4,506
2018 and after	4,483

Total minimum lease payments	$27,023

        Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense was $4,114, $4,124, and $4,112 for the years ended December 31, 2012, 2011, and 2010, respectively. All leases expire prior to 2019. The Company expects that in the normal course of business, leases that expire will be renewed.

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

8.     Debt

        The Company has a Revolving Credit Agreement (the "Credit Agreement") with RBS Citizens, NA ("RBS Citizens"). The Credit Agreement provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000. Loans under the credit facility bear interest at the Company's option at either (i) the LIBOR rate plus 1.25% per annum or (ii) the higher of RBS Citizens prime rate or 0.5% above the federal funds rate plus 1.25% per annum. Interest only is payable prior to maturity. The Credit Agreement has a maturity date of August 14, 2013

        The Company's obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company's non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. Among other covenants, the credit facility restricts the Company's payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of the Company's prior year's net income, as determined in accordance with GAAP. Although the Company paid $33,634 in dividends to shareholders during 2012 which exceeded 50% of its prior year net income by $26,783, prior consent to pay the excess amount was obtained from RBS Citizens. As of December 31, 2012, the Company was in compliance with all other covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

        The Company had no amounts outstanding on its credit facility at December 31, 2012 and 2011. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% per annum on the $30,000 commitment at December 31, 2012 and 2011.

9.     Reinsurance

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

        The Company is subject to concentration of credit risk with respect to reinsurance ceded to CAR. At December 31, 2012 and 2011, respectively, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $41,755 and $37,671 and ceded unearned premiums of $13,876 and $11,951 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company's participation in CAR resulted in assumed net loss of $424 for the year ended December 31, 2012 and assumed net income of $697 and $4,241 for the years ended 2012, 2011, and 2010.

        CAR has been, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement has applied to the Company.

        The effect of assumed and ceded premiums on net written and earned premiums and losses and LAE is as follows.

	Years Ended December 31,
	2012	2011	2010
Written Premiums
Direct	$696,220	$649,262	$604,957
Assumed	17,943	16,521	13,738
Ceded	(50,221)	(45,467)	(41,888)

Net written premiums	$663,942	$620,316	$576,807

Earned Premiums
Direct	$673,596	$626,483	$580,942
Assumed	16,910	15,790	14,134
Ceded	(48,037)	(43,905)	(43,126)

Net earned premiums	$642,469	$598,368	$551,950

Loss and LAE
Direct	$431,526	$473,970	$368,542
Assumed	13,102	10,497	4,712
Ceded	(22,411)	(17,827)	(12,406)

Net loss and LAE	$422,217	$466,640	$360,848

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

	Years Ended December 31,
	2012	2011	2010
Reserves for losses and LAE at beginning of year	$403,872	$404,391	$439,706
Less receivable from reinsurers related to unpaid losses and LAE	(51,774)	(53,147)	(64,874)

Net reserves for losses and LAE at beginning of year	352,098	351,244	374,832

Incurred losses and LAE, related to:
Current year	439,527	503,323	409,005
Prior years	(17,310)	(36,683)	(48,157)

Total incurred losses and LAE	422,217	466,640	360,848

Paid losses and LAE related to:
Current year	272,454	336,932	253,476
Prior years	130,204	128,854	130,960

Total paid losses and LAE	402,658	465,786	384,436

Net reserves for losses and LAE at end of period	371,657	352,098	351,244
Plus receivable from reinsurers related to unpaid losses and LAE	52,185	51,774	53,147

Reserves for losses and LAE at end of period	$423,842	$403,872	$404,391

        At the end of each period, the reserves were re-estimated for all prior accident years. The Company's prior year reserves decreased by $17,310, $36,683, and $48,157 for the years ended 2012, 2011, and 2010, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities. The decrease in prior years reserves during 2012 was primarily composed of a reduction in the Company's retained automobile reserves, partially offset by an increase in the accident year 2011 reserves of homeowners and all other lines of business. The decrease in prior years reserves during 2011 and 2010 was primarily composed of reductions in the Company's retained automobile reserves.

        The Company's private passenger automobile line of business prior year reserves decreased during the years ended December 31, 2012, 2011 and 2010 primarily due to improved retained private passenger results. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company's established bodily injury and property damage case reserves.

        Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

11.   Income Taxes

        A summary of the income tax expense in the Consolidated Statements of Income is shown below.

	Years Ended December 31,
	2012	2011	2010
Current Income Taxes:
Federal	$22,328	$1,260	$19,603
State	3	4	(5)

	22,331	1,264	19,598

Deferred Income Taxes:
Federal	1,023	(693)	3,020
State	—	—	—

	1,023	(693)	3,020

Total income tax expense	$23,354	$571	$22,618

        The income tax expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows for the periods indicated.

	Years Ended December 31,
	2012	2011	2010
Federal income tax expense, at statutory rate	$28,498	$4,996	$27,636
Tax-exempt investment income, net	(5,142)	(4,635)	(5,169)
State taxes, net	2	2	(7)
Nondeductible expenses	202	232	205
Other, net	(206)	(24)	(47)

Total income tax expense	$23,354	$571	$22,618

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company's consolidated federal tax return group. Its components were as shown in the following table for the periods indicated.

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Discounting of loss reserves	$7,598	$7,764
Discounting of unearned premium reserve	24,655	23,136
Bad debt allowance	673	392
Employee benefits	6,734	6,347
State loss carryforwards	20	39
Rent incentive	767	900
AMT credit carryforward	—	1,529
Other	27	—

Total deferred tax assets before valuation allowance	40,474	40,107
Valuation allowance for deferred tax assets	(20)	(39)

Total deferred tax assets, net of valuation allowance	40,454	40,068

Deferred tax liabilities:
Deferred acquisition costs	(21,233)	(19,850)
Investments	(596)	(599)
Net unrealized gains on investments	(23,345)	(19,181)
Depreciation	(247)	(532)
Software development costs	(2,372)	(2,082)
Premium acquisition expenses	(863)	(838)

Total deferred tax liabilities	(48,656)	(43,082)

Net deferred tax liability	$(8,202)	$(3,014)

        The Company believes, based upon consideration of objective and verifiable evidence, including its recent earnings history and its future expectations, that the Company's taxable income in future years will be sufficient to realize all federal deferred tax assets. A valuation allowance of $20 and $39 was established against state deferred tax assets at December 31, 2012 and 2011, respectively. This valuation allowance is based upon management's assessment that it is more likely than not that the Company will not be able to utilize these state deferred tax assets.

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

        As of December 31, 2012, 2011 and 2010, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

        The Company records interest and penalties associated with audits as a component of Income before income taxes. Penalties are recorded in Underwriting, operating and other expenses, and interest expense is recorded in Interest expenses in the Consolidated Statement of Operations. The Company had no interest and penalties accrued as of December 31, 2012 and 2011.

        As of December 31, 2012, the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2009. The Company is not currently under examination by the IRS.

12.   Share Repurchase Program

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

        No share purchases were made by the Company during the year ended December 31, 2012. During the year ended December 31, 2011, the Company purchased 1,190 of its common shares on the open market under the program at a cost of $43 resulting in total shares purchased of 1,728,645 at a cost of $55,569 as of December 31, 2012 and December 31, 2011.

13.   Statutory Net Income and Surplus

Statutory Accounting Practices

        The Company's insurance company subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the Division, but allowed by the Division. Statutory net income of the Company's insurance company subsidiaries was $56,895, $9,672, and $56,246 for the years ended December 31, 2012, 2011, and 2010, respectively. Statutory capital and surplus of the Company's insurance subsidiaries was $599,024 and $570,492 at December 31, 2012 and 2011, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Dividends

        The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the "Commissioner"). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2012, the statutory surplus of Safety Insurance was $599,024 and its net income for 2012 was $52,436. As a result, a maximum of $59,902 is available in 2013 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2012, Safety Insurance recorded dividends to Safety of $29,137. As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $539,122 at December 31, 2012.

Risk-Based Capital Requirements

        The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk-based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls. As of December 31, 2012, the Insurance Subsidiaries had total adjusted capital of $599,024, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level. Minimum statutory capital and surplus, or company action level risk-based capital, was $85,639 at December 31, 2012.

14.   Fair Value of Financial Instruments

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

        Fair values for the Company's fixed maturity securities are based on prices provided by its custodian bank and its investment managers. Both the Company's custodian bank and investment managers use a variety of independent, nationally recognized pricing services to determine market valuations. If the pricing service cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. A minimum of two quoted prices is obtained for the majority of the Company's available-for-sale fixed maturity securities in its investment portfolio. The Company's custodian bank is its primary provider of quoted prices from third-party pricing services and broker-dealers. To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from the Company's investment managers. An examination of the pricing data is then performed for each security. If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from the Company's custodian bank is used in the financial statements for the security. If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, the Company obtains a quote from an alternative source, if possible, and documents and resolves any differences between the pricing sources. In addition, the Company may request that its investment managers and their traders provide input as to which vendor is providing prices that its traders believe are reflective of fair value for the security. Following this process, the Company may decide to value the security in its financial statements using the secondary or alternative source if it believes that pricing is more reflective of the security's value than the primary pricing provided by its custodian bank. The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

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

        The Company's Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets. The Company's Level 2 securities are comprised of available-for-sale fixed maturity securities whose fair value was determined using observable market inputs. The Company's Level 3 security, previously classified as a Level 2 security, is a real estate investment trust equity investment whose fair value is determined using the trust's net asset value obtained from its audited financial statements; however, the Company is required to submit a request 45 days before quarter end to dispose of the security. Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

interest rates, market comparables, and other relevant inputs. Investments valued using these inputs include U.S. Treasury securities and obligations of U.S. Government agencies, obligations of international government agencies, obligations of states and political subdivisions, corporate securities, commercial and residential mortgage-backed securities, and other asset-backed securities. Inputs into the fair value application that are utilized by asset class include but are not limited to:

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        With the exception of the REIT which is categorized as a Level 3security, the Company's entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2012. There were no significant changes to the valuation process during the year ended December 31, 2012. As of December 31, 2012 and 2011, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

        At December 31, 2012 and 2011, investments in fixed maturities and equity securities classified as available-for-sale had a fair value which equaled carrying value of $1,188,353 and $1,107,893, respectively. At December 31, 2012 and 2011, we held no short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximate fair value.

        The following tables summarize the Company's total fair value measurements for available-for-sale investments for the periods indicated.

	As of December 31, 2012
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$7,155	$—	$7,155	$—
Obligations of states and political subdivisions	491,183	—	491,183	—
Residential mortgage-backed securities	225,897	—	225,897	—
Commercial mortgage-backed securities	40,474	—	40,474	—
Other asset-backed securities	22,186	—	22,186	—
Corporate and other securities	378,658	—	378,658	—
Equity securities	22,800	17,454	—	5,346

Total investment securities	$1,188,353	$17,454	$1,165,553	$5,346

	As of December 31, 2011
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$7,891	$—	$7,891	$—
Obligations of states and political subdivisions	468,818	—	468,818	—
Residential mortgage-backed securities	294,926	—	294,926	—
Commercial mortgage-backed securities	53,147	—	53,147	—
Other asset-backed securities	13,780	—	13,780	—
Corporate and other securities	248,251	—	248,251	—
Equity securities	21,080	15,954	5,126	—

Total investment securities	$1,107,893	$15,954	$1,091,939	$—

        There were no transfers between Level 1 and Level 2 during the years ended December 31, 2012 and 2011.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        The following tables summarize the changes in the Company's Level 3 fair value securities for the periods indicated.

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$—	$—	$2,504
Net gains and losses included in earnings	—	—	183
Net gains included in other comprehensive income	—	—	1,180
Purchases and sales	—	—	(3,867)
Transfers in (out) of Level 3	5,346	—	—

Balance at end of year	$5,346	$—	$—

Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of year	$—	$—	$—

        Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the tables above, a transfer of the Company's investment in a real estate investment trust equity investment was made in during 2012 into the Level 3 classification. No transfers were made in or out of Level 3 during the years ended 2011, and 2010. On January 1, 2010, the Company's Level 3 securities consisted of one asset-backed security whose price was based solely on a single broker quote which was deemed to be obtained through unobservable inputs. This security was sold in October 2010.

15.   Quarterly Results of Operations

        An unaudited summary of the Company's 2012 and 2011 quarterly performance, and audited annual performance, is as follows.

	Year ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenue	$170,406	$174,708	$177,531	$181,222	$703,867
Net income	17,209	16,956	14,334	9,571	58,070
Earnings per weighted average common share:
Basic	1.13	1.11	0.94	0.62	3.80
Diluted	1.13	1.11	0.94	0.62	3.80
Cash dividends paid per common share	0.50	0.50	0.60	0.60	2.20

	Year ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenue	$158,797	$163,937	$168,035	$169,389	$660,158
Net (loss) income	(3,954)	4,085	8,810	4,761	13,702
Earnings per weighted average common share:
Basic	(0.26)	0.27	0.58	0.31	0.90
Diluted	(0.26)	0.70	0.58	0.31	0.90
Cash dividends paid per common share	0.50	0.50	0.50	0.50	2.00

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

16.   Related Party Transactions

        In February 2012, the Company participated as a lender in a loan made by syndicates of lenders to a portfolio company in which funds managed by The Jordan Company, LP. are controlling or a significant investor. Mr. A. Richard Caputo, Jr., a member of the Company's Board of Directors and the Chairman of its Investment Committee, is a principal of The Jordan Company, LP. The loan, made to Vantage Specialties, Inc., currently bears interest at a rate of 7.0% per annum and matures on February 10, 2018. The loan amortizes in equal quarterly installments of 0.25% of the principal amount per quarter. The Company's participation in the loan was $2,500. The Company made the loan on the same terms as the other lenders participating in the syndicate. The loan was subject to the approval of the Company's full Investment Committee.

17.   Subsequent Events

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of Safety Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2012, as stated in their report which is included herein.

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

ITEM 9B.    OTHER INFORMATION

        The following disclosures relate to actions taken by the Board of Directors of the Company (the "Board"), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2013 on a Form 8-K.

  •
  On March 11, 2013, the Compensation Committee of the Board approved executive long-term incentive awards to certain members of senior management pursuant to our 2002 Management Omnibus Incentive Plan, as Amended. The long-term incentive awards were granted in a total amount of $3,250 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on March 11, 2013. Of the total award, 45% vests in three annual installments of 30% on March 11, 2014, 30% on March 11, 2015, and 40% on March 11, 2016 and were allocated to the Company's CEO and Named Executive Officers as follows;

    David F. Brussard, $495 worth of restricted stock; William J. Begley, Jr., $202 worth of restricted stock; George M. Murphy $191 worth of restricted stock; Daniel D. Loranger, $101 worth of restricted stock; and Edward N. Patrick, Jr., $101 worth of restricted stock. The form of restricted stock agreement with service vesting that will be entered into is attached hereto as Exhibit 10.19. Of the total award, 55% vests over a three-year performance period commencing on January 1, 2013 and ending on December 31, 2015. Vesting of these shares is dependent upon the attainment of pre-established performance objectives and the shares were allocated to the Company's CEO and Named Executive Officers as follows; David F. Brussard, $605 worth of restricted stock; William J. Begley, Jr., $248 worth of restricted stock; George M. Murphy $234 worth of restricted stock; Daniel D. Loranger, $124 worth of restricted stock; and Edward N. Patrick, Jr., $124 worth of restricted stock; The form of restricted stock agreement with performance-based vesting that will be entered into is attached hereto as Exhibit 10.61.

  •
  Upon recommendation from the Compensation Committee, on March 11, 2013, the Board approved executive deferred compensation awards pursuant to the Executive Incentive Compensation Plan in the total amount of $1,010. Of the total award, the following amounts were allocated to the Company's CEO and Named Executive Officers: David F. Brussard, $345; William J. Begley, Jr., $118; Daniel D. Loranger, $116; Edward N. Patrick, Jr., $107, and George M. Murphy, $107.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as a part of this report:

1.
Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2012 are contained herein as listed in the Index to Consolidated Financial Statements.

2.
Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules.

3.
Exhibits: The exhibits are contained herein as listed in the Index to Exhibits.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc,

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2012

(Dollars in thousands)

	Cost or Amortized Cost	Estimated Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
U.S. government and government agencies and authorities	$222,550	$233,052	$233,052
Obligations of U.S. states and political subdivisions	455,249	491,183	491,183
Corporate and other securities	422,615	441,318	441,318

Total fixed maturities	1,100,414	1,165,553	1,165,553

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	21,237	22,800	22,800

Total equity securities	21,237	22,800	22,800

Total investments	$1,121,651	$1,188,353	$1,188,353

 Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	December 31,
	2012	2011
Assets
Investments in consolidated affiliates	$695,361	$657,295
Other	8	20

Total assets	$695,369	$657,315

Liabilities
Accounts payable and other liabilities	$1,010	$1,002

Total liabilities	1,010	1,002

Shareholders' equity	694,359	656,313

Total liabilities and shareholders' equity	$695,369	$657,315

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Income and Comprehensive Income

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Revenues, net of income taxes	$—	$—	$—
Expenses	1,194	1,078	1,270

Net loss	(1,194)	(1,078)	(1,270)
Earnings from consolidated affiliates	59,264	14,780	57,612

Consolidated net income	58,070	13,702	56,342
Other net comprehensive income, net of taxes	7,735	13,649	3,106

Consolidated comprehensive net income	$65,805	$27,351	$59,448

 Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Consolidated net income	$58,070	$13,702	$56,342
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings in consolidated subsidiaries	(59,264)	(14,780)	(57,612)
Amortization	4,430	4,747	4,013
Changes in assets and liabilities:
Other assets	12	55	(29)
Accounts payable and accrued liabilities	8	(5)	10

Net cash provided by operating activities	3,256	3,719	2,724

Dividends received from consolidated subsidiaries	29,137	25,744	28,198

Net cash provided by investing activities	29,137	25,744	28,198

Proceeds from exercise of stock options	1,241	902	1,990
Dividends paid	(33,634)	(30,322)	(27,098)
Acquisition of treasury stock	—	(43)	(5,814)

Net cash used for financing activities	(32,393)	(29,463)	(30,922)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

	As of December 31,
Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums
Property and Casualty Insurance
2012	$60,665	$423,842	$353,219
2011	56,715	403,872	329,562
2010	52,824	404,391	306,053

	Years Ended December 31,
Segment	Premium Revenue	Net Investment Income	Benefits, Claims, Losses, and Settlement Expenses	Other Operating Expenses	Premiums Written	Amortization of Deferred Policy Acquisition Costs
Property and Casualty Insurance
2012	$642,469	$40,870	$422,217	$81,288	$663,942	$118,850
2011	598,368	39,060	466,640	68,362	620,316	110,795
2010	551,950	41,395	360,848	70,843	576,807	101,980

 Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

Property and Casualty Insurance Earned Premiums	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years ended December 31,
2012	$673,596	$48,037	$16,910	$642,469	2.6%
2011	626,483	43,905	15,790	598,368	2.6
2010	580,942	43,126	14,134	551,950	2.6

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts Years Ended December 31,
2012	$362	$1,253	$—	$980	$635
2011	362	1,018	—	1,018	362
2010	210	1,231	—	1,079	362

(1)
Deductions represent write-offs of accounts determined to be uncollectible.

 Safety Insurance Group, Inc.

Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
Affiliation With Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claims Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Property & Casualty Subsidiaries
2012	$60,665	$423,842	$353,219	$642,469	$40,870
2011	56,716	403,872	329,562	598,368	39,060
2010	52,824	404,391	306,053	551,950	41,395

	Years Ended December 31,
	Claims and Claims Adjustment Expenses Incurred Related to
			Amortization of Deferred Policy Acquisition Costs
				Paid Claims and Claims Adjustment Expenses
Affiliation With Registrant	Current Year	Prior Year			Premiums Written
Consolidated Property & Casualty Subsidiaries
2012	$439,527	$(17,310)	$118,850	$402,658	$663,942
2011	503,323	(36,683)	110,795	465,786	620,316
2010	409,005	(48,157)	101,980	384,436	576,807

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 2013.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ DAVID F. BRUSSARD David F. Brussard	President, Chief Executive Officer and Chairman of the Board	March 18, 2013
/s/ WILLIAM J. BEGLEY, JR. William J. Begley, Jr.	Vice President, Chief Financial Officer, Secretary, and Principal Accounting Officer	March 18, 2013
/s/ A. RICHARD CAPUTO, JR. A. Richard Caputo, Jr.	Director	March 18, 2013
/s/ FREDERIC H. LINDEBERG Frederic H. Lindeberg	Director	March 18, 2013
/s/ PETER J. MANNING Peter J. Manning	Director	March 18, 2013
/s/ DAVID K. MCKOWN David K. McKown	Director	March 18, 2013

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.(1)
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.(1)
4	Form of Stock Certificate for the Common Stock(1)
10.1	Lease Agreement between Thomas Black Corporation and Aman, Inc. for the lease of office space located on the 1st through 6th, 11th and 12th floors of 20 Custom House Street, Boston, Massachusetts, dated June 11, 1987, and as amended on October 11, 1988, September 14, 1989, September 19, 1990, February 23, 1994, December 20, 1996, June 24, 2002, July 26, 2004 and April 5, 2007(2)
10.2	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001(1)
10.3	2001 Restricted Stock Plan(1)(4)
10.4	Executive Incentive Compensation Plan(1)(4)
10.5	2002 Management Omnibus Incentive Plan, as Amended(7)
10.6	Reinsurance Terms Sheet between Safety Insurance Company and Swiss Re America Corporation, effective January 1, 2002(1)
10.7	Excess Catastrophe Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2002(1)
10.8	Property Risk Excess of Loss Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2002(1)
10.9	Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective July 1, 2003(1)
10.10	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David F. Brussard, as of December 31, 2008(3)(4)(11)
10.11	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and William J. Begley, Jr., as of December 31, 2008(3)(4)(11)
10.12	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Edward N. Patrick, Jr., as of December 31, 2008(3)(4)(11)
10.13	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Daniel D. Loranger, as of December 31, 2008(3)(4)(11)
10.14	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Robert J. Kerton, as of December 31, 2008(3)(4)(13)
10.15	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David E. Krupa, as of December 31, 2008(3)(4)(11)
10.16	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(4)(5)(12)
10.17	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(4)(5)(12)
10.18	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(4)(5)(12)
10.19	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(4)(5)
10.20	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(4)(5)

Exhibit Number	Description
10.21	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.22	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.23	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.24	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and James D. Berry, as of December 31, 2008(4)(6)(13)
10.25	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy, as of December 31, 2008(4)(6)(13)
10.26	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2006(7)
10.27	Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2006(7)
10.28	Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.29	Addendum No. 1 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.30	Property Catastrophe Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.31	Umbrella Liability Quota Share Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.32	Addendum No. 1 to Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective April 1, 2006(7)
10.33	Annual Performance Incentive Plan(4)(7)
10.34	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., effective January 1, 2007(8)
10.35	Addendum No.1 to Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., adding Safety Property and Casualty Insurance Company as a named reinsured company, effective January 1, 2007(8)
10.36	Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., effective January 1, 2007(8)
10.37	Addendum No. 1 to Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., adding Safety Property and Casualty Insurance Company as a named reinsured company, effective January 1, 2007(8)
10.38	Property Catastrophe Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Reinsurance America Corporation, effective January 1, 2007(8)
10.39	Addendum No. 2 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Reinsurance America Corporation, effective January 1, 2007(8)

Exhibit Number	Description
10.40	Addendum No. 2 to Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and The Hartford Steam Boiler Inspection and Insurance Company, effective January 1, 2007(8)
10.41	Addendum No. 1 to Umbrella Liability Quota Share Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, adding Safety Property and Casualty Insurance Company as a named reinsured company, effective September 1, 2007(9)
10.42	Addendum No. 3 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, adding Safety Property and Casualty Insurance Company as a named reinsured company, effective September 1, 2007(9)
10.43	Amended and Restated Revolving Credit Agreement with RBS Citizens(10)
10.44	Amendment to Annual Performance Incentive Plan(4)(11)
10.45	Amendment to Management Omnibus Incentive Plan dated December 31, 2008(4)(11)
10.46	Service Line for Homeowners Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company and The Hartford Steam Boiler Inspection and Insurance Company, effective August 1, 2010(14)
10.47	Equipment Breakdown for Homeowners Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective August 1, 2010(14)
10.48	Amendment to Management Omnibus Incentive Plan dated August 4, 2010(4)(15)
10.49	Umbrella Liability Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Safety Property and Casualty Insurance Company and Swiss Reinsurance America Corporation Effective January 1, 2011(16)
10.50	Property Catastrophe Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Safety Property and Casualty Insurance Company and Swiss Reinsurance America Corporation Effective January 1, 2011(16)
10.51	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Safety Property and Casualty Insurance Company and AON Benfield Effective January 1, 2011(16)
10.52	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David F. Brussard, as of December 17, 2012(4)(17)
10.53	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and William J. Begley, Jr., as of December 17, 2012(4)(17)
10.54	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Daniel D. Loranger, as of December 17, 2012(4)(17)
10.55	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Edward N. Patrick, Jr., as of December 17, 2012(4)(17)
10.56	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David E. Krupa, as of December 17, 2012(4)(17)
10.57	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Robert J. Kerton, as of December 17, 2012(4)(17)
10.58	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and James D. Berry, as of December 17, 2012(4)(17)

Exhibit Number	Description
10.59	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy, as of December 17, 2012(4)(17)
10.60	Amendment to Management Omnibus Incentive Plan, as Amended dated March 11, 2013(4)(18)
10.61	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, as Amended(4)(18)
21	Subsidiaries of Safety Insurance Group, Inc.(9)
23	Consent of PricewaterhouseCoopers LLP(18)
24	Power of Attorney(1)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(18)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(18)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18)
101.INS	XBRL Instance Document(18)
101.SCH	XBRL Taxonomy Extension Schema(18)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(18)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(18)
101.LAB	XBRL Taxonomy Extension Label Linkbase(18)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(18)

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

(17)
Incorporated herein by reference to the Registrant's Form 8-K filed on December 20, 2012.

(18)
Included herein.