Form 10-Q
period 2013-03-31
SAFETY INSURANCE GROUP INC
filed 2013-05-10
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 3, 2013, there were 15,448,616 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,085,903 and $1,100,414)	$1,142,406	$1,165,553
Equity securities, at fair value (cost: $42,096 and $21,237)	45,069	22,800
Total investments	1,187,475	1,188,353
Cash and cash equivalents	39,704	35,383
Accounts receivable, net of allowance for doubtful accounts	173,330	165,750
Receivable for securities sold	1,582	835
Accrued investment income	10,087	10,587
Taxes recoverable	—	5,529
Receivable from reinsurers related to paid loss and loss adjustment expenses	6,113	6,610
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	53,426	52,185
Ceded unearned premiums	16,534	16,206
Deferred policy acquisition costs	62,057	60,665
Equity and deposits in pools	18,267	16,965
Other assets	16,673	15,278
Total assets	$1,585,248	$1,574,346

Liabilities
Loss and loss adjustment expense reserves	$431,796	$423,842
Unearned premium reserves	365,796	353,219
Accounts payable and accrued liabilities	44,622	65,458
Taxes payable	1,419	—
Payable for securities purchased	19,721	2,630
Payable to reinsurers	6,373	7,056
Deferred income taxes	5,732	8,202
Other liabilities	13,308	19,580
Total liabilities	888,767	879,987

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,158,536 and 17,052,034 shares issued	171	170
Additional paid-in capital	165,074	163,041
Accumulated other comprehensive income, net of taxes	38,660	43,356
Retained earnings	548,145	543,361
Treasury stock, at cost: 1,728,645 shares	(55,569)	(55,569)
Total shareholders’ equity	696,481	694,359
Total liabilities and shareholders’ equity	$1,585,248	$1,574,346

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012

Net earned premiums	$166,439	$155,536
Net investment income	10,387	9,909
Net realized gains on investments	402	456
Finance and other service income	4,568	4,505
Total revenue	181,796	170,406

Losses and loss adjustment expenses	112,145	98,044
Underwriting, operating and related expenses	50,098	48,538
Interest expense	22	22
Total expenses	162,265	146,604

Income before income taxes	19,531	23,802
Income tax expense	5,547	6,593
Net income	$13,984	$17,209

Earnings per weighted average common share:
Basic	$0.91	$1.13
Diluted	$0.91	$1.13

Cash dividends paid per common share	$0.60	$0.50

Number of shares used in computing earnings per share:
Basic	15,339,690	15,217,360
Diluted	15,356,754	15,225,852

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$13,984	$17,209

Other comprehensive income, net of tax:
Unrealized holding (losses) gains during the period, net of tax (benefit) expense of ($2,388) and $863	(4,435)	1,603
Reclassification adjustment for gains included in net income, net of tax expense of ($141) and ($160)	(261)	(296)
Unrealized (losses) gains on securities available for sale	(4,696)	1,307

Comprehensive income	$9,288	$18,516

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2011	$169	$157,167	$35,621	$518,925	$(55,569)	$656,313
Net income, January 1 to March 31, 2012				17,209		17,209
Other comprehensive income, net of deferred federal income taxes			1,307			1,307
Restricted share awards issued	1	166				167
Recognition of employee share-based compensation, net of deferred federal income taxes		1,278				1,278
Exercise of options, net of federal income taxes		380				380
Dividends paid				(7,598)		(7,598)
Balance at March 31, 2012	$170	$158,991	$36,928	$528,536	$(55,569)	$669,056

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2012	$170	$163,041	$43,356	$543,361	$(55,569)	$694,359
Net income, January 1 to March 31, 2013				13,984		13,984
Other comprehensive loss, net of deferred federal income taxes			(4,696)			(4,696)
Restricted share awards issued	1	187				188
Recognition of employee share-based compensation, net of deferred federal income taxes		1,310				1,310
Exercise of options, net of federal income taxes		536				536
Dividends paid				(9,200)		(9,200)
Balance at March 31, 2013	$171	$165,074	$38,660	$548,145	$(55,569)	$696,481

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$13,984	$17,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	3,474	3,800
Provision (benefit) for deferred income taxes	59	(24)
Net realized gains on investments	(402)	(456)
Changes in assets and liabilities:
Accounts receivable	(7,580)	(5,578)
Accrued investment income	500	575
Receivable from reinsurers	(744)	126
Ceded unearned premiums	(328)	(541)
Deferred policy acquisition costs	(1,392)	(1,911)
Other assets	3,128	(432)
Loss and loss adjustment expense reserves	7,954	(2,734)
Unearned premium reserves	12,577	14,303
Accounts payable and accrued liabilities	(20,836)	(9,451)
Payable to reinsurers	(683)	(365)
Other liabilities	(4,853)	(3,077)
Net cash provided by operating activities	4,858	11,444

Cash flows from investing activities:
Fixed maturities purchased	(41,969)	(21,578)
Equity securities purchased	(13,040)	(3,170)
Proceeds from sales and paydowns of fixed maturities	48,202	52,007
Proceeds from maturities, redemptions, and calls of fixed maturities	14,069	13,392
Proceed from sales of equity securities	1,820	2,844
Fixed assets purchased	(955)	(841)
Net cash provided by investing activities	8,127	42,654

Cash flows from financing activities:
Proceeds from stock options exercised	519	380
Excess tax benefit from stock options exercised	17	—
Dividends paid to shareholders	(9,200)	(7,598)
Net cash used for financing activities	(8,664)	(7,218)

Net increase in cash and cash equivalents	4,321	46,880
Cash and cash equivalents at beginning of year	35,383	37,890
Cash and cash equivalents at end of period	$39,704	$84,770

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

The financial information as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods.  These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2013.

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

2.  Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to present in either a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. Items not required to be reclassified to net income in their entirety are cross referenced to a related footnote for additional information. ASU 2013-02 was effective for interim and annual periods beginning after December 15, 2012. There was no impact to the Company’s consolidated financial condition and results of operations upon its adoption of ASU 2013-02.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2013	2012
Net income available to common shareholders for basic and diluted earnings per share	$13,984	$17,209

Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,339,690	15,217,360
Common equivalent shares - stock options	8,797	8,492
Common equivalent shares - non-vested stock grants	8,267	—
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,356,754	15,225,852

Basic earnings per share	$0.91	$1.13
Diluted earnings per share	$0.91	$1.13

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive.  There were no anti-dilutive stock options for the three months ended March 31, 2013 and  82,100 anti-dilutive stock options for the three months ended March 31, 2012.

4.  Share-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At March 31, 2013, there were 529,555 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes stock option activity under the Incentive Plan for the three months ended March 31, 2013.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	87,500	$39.24
Exercised	(15,600)	$33.29
Outstanding at end of period	71,900	$40.53	2.7 years	$620
Exercisable at end of period	71,900	$40.53	2.7 years	$620

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, which is the difference between the fair value based upon the Company’s closing stock price on March 31, 2013 and the exercise price which would have been received by the option holders had all option holders exercised their options as of that date.  The range of exercise prices on stock options outstanding under the Incentive Plan was $18.50 to $42.85 and $13.30 to $42.85 at March 31, 2013 and 2012, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $201 and $153, respectively.

As of March 31, 2011, all compensation expense related to non-vested option awards had been recognized.  Cash received from options exercised was $519 and $380 for the three months ended March 31, 2013 and 2012, respectively.

Restricted Stock

Service-based restricted stock awarded in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized as expense over the vesting period of each grant.  Service-based restricted stock awards generally vest over a three-year period and unrestrict 30% on the first and second anniversaries of the grant date and 40% on the third anniversary of the grant date, except for non-executive employees’ restricted stock awards which vest ratable over a five-year service period and independent directors’ stock awards which vest immediately.  Independent directors’ stock awards cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

In addition to service-based awards, the Company granted performance-based restricted shares in 2013 to certain employees.  These performance shares will cliff vest after a three-year performance period provided certain performance measures are attained.   A portion of these awards vest according to the level of total shareholder return achieved compared to its property-casualty insurance peers over a three-year period.  The remainder vest according to the level of Company’s combined ratio results compared to its property-casualty insurance peers over the same three-year performance period.   Actual payouts can range from 0% to 200% depending upon the level of achievement.

Performance-based awards with market conditions are valued using a Monte-Carlo model on the date of grant, which uses a risk-neutral framework to model future stock price movements based upon the risk-free rate of return, the volatility of each peer and the correlations of each peer being modeled. Compensation cost is recognized regardless of whether the market-based performance objective has been satisfied. Assumptions to develop the Monte-Carlo model are as follows:

•                  Correlation coefficients are based upon the price data used to calculate the historical volatilities. The correlation coefficients are used to model the way in which each entity tends to move in relation to each other.

•                  Expected volatility is based on our stock price and the stock prices of our peers over a historical period that approximates the expected term.

•                  Dividend yield assumption reflects the most recent annualized dividend and the average stock price over the prior year.  Dividend yield used was 5.43% for the 2013 grants.

•                  Risk-free rates are equal to the yield, as of the measurement date, of the U.S. Treasury Constant Maturity rate converted into and implied “spot rate” yield.  The risk-free rate used was 0.40% for the 2013 grants.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes restricted stock activity under the Incentive Plan during the three months ended March 31, 2013, assuming a target payout for the 2013 performance-based shares.

	Service-based	Weighted	Performance-based	Weighted
	Shares Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	263,883	$41.47	—	$—
Granted	55,473	$47.65	35,429	$43.90
Vested and unrestricted	(103,788)	$40.75	—	$—
Outstanding at end of period	215,568	$43.41	35,429	$43.90

As of March 31, 2013, there was $9,799 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2013 and 2012 was $4,230 and $4,278, respectively.  For the three months ended March 31, 2013 and 2012, the Company recorded compensation expense related to restricted stock of $803 and $794, net of income tax benefits of $433 and $427, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, were as follows for the periods indicated.

	As of March 31, 2013
			Gross Unrealized Losses (2)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (3)	Value
U.S. Treasury securities	$2,512	$47	$—	$—	$2,559
Obligations of states and political subdivisions	454,385	29,773	(63)	—	484,095
Residential mortgage-backed securities (1)	209,320	10,546	(1,398)	—	218,468
Commercial mortgage-backed securities	36,719	795	(4)	—	37,510
Other asset-backed securities	17,831	841	(5)	—	18,667
Corporate and other securities	365,136	16,389	(418)	—	381,107
Subtotal, fixed maturity securities	1,085,903	58,391	(1,888)	—	1,142,406
Equity securities	42,096	3,021	(48)	—	45,069
Totals	$1,127,999	$61,412	$(1,936)	$—	$1,187,475

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2012
			Gross Unrealized Losses (2)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (3)	Value
U.S. Treasury securities	$7,112	$43	$—	$—	$7,155
Obligations of states and political subdivisions	455,249	35,951	(17)	—	491,183
Residential mortgage-backed securities (1)	215,438	11,465	(1,006)	—	225,897
Commercial mortgage-backed securities	39,388	1,086	—	—	40,474
Other asset-backed securities	21,288	898	—	—	22,186
Corporate and other securities	361,939	16,988	(269)	—	378,658
Subtotal, fixed maturity securities	1,100,414	66,431	(1,292)	—	1,165,553
Equity securities	21,237	1,629	(66)	—	22,800
Totals	$1,121,651	$68,060	$(1,358)	$—	$1,188,353

(1)  Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)  Our investment portfolio included 86 and 75 securities in an unrealized loss position at March 31, 2013 and December 31, 2012, respectively.

(3) Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2013
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$22,609	$23,242
Due after one year through five years	301,211	314,527
Due after five years through ten years	236,773	250,778
Due after ten years	261,440	279,213
Asset-backed securities	263,870	274,646
Totals	$1,085,903	$1,142,406

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended March 31,
	2013	2012
Gross realized gains
Fixed maturity securities	$379	$389
Equity securities	26	70
Gross realized losses
Fixed maturity securities	(2)	—
Equity securities	(1)	(3)
Net realized gains on investments	$402	$456

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

The following tables as of March 31, 2013 and December 31, 2012 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$5,650	$40	$1,015	$23	$6,665	$63
Residential mortgage-backed securities	55,223	1,378	8,686	20	63,909	1,398
Commercial mortgage-backed securities	3,206	4	—	—	3,206	4
Other asset-backed securities	4,608	5	—	—	4,608	5
Corporate and other securities	22,263	165	1,744	253	24,007	418
Subtotal, fixed maturity securities	90,950	1,592	11,445	296	102,395	1,888
Equity securities	2,025	33	348	15	2,373	48
Total temporarily impaired securities	$92,975	$1,625	$11,793	$311	$104,768	$1,936

	As of December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$2,868	$17	$—	$—	$2,868	$17
Residential mortgage-backed securities	50,779	966	3,938	40	54,717	1,006
Commercial mortgage-backed securities	107	—	—	—	107	—
Corporate and other securities	22,979	269	—	—	22,979	269
Subtotal, fixed maturity securities	76,733	1,252	3,938	40	80,671	1,292
Equity securities	1,145	23	303	43	1,448	66
Total temporarily impaired securities	$77,878	$1,275	$4,241	$83	$82,119	$1,358

Other-Than-Temporary Impairments

ASC 320, Investments – Debt and Equity Securities requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  Under ASC 320, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded as a component of other comprehensive income (loss).  In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings.  In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.  For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The unrealized losses in the Company’s fixed income and equity portfolio as of March 31, 2013 were reviewed for potential other-than-temporary asset impairments.  The Company held no securities at March 31, 2013 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at March 31, 2013 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

During the three months ended March 31, 2013 and 2012, there was no significant deterioration in the credit quality of any of the Company’s holdings and no OTTI charges were recorded related to the Company’s portfolio of investment securities.  At March 31, 2013 and December 31, 2012, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2013	2012
Interest on fixed maturity securities	$10,700	$10,151
Dividends on equity securities	171	101
Interest on other assets	74	7
Interest on cash and cash equivalents	8	2
Total investment income	10,953	10,261
Investment expenses	566	352
Net investment income	$10,387	$9,909

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

Fair values for the Company’s fixed maturity securities are based on prices provided by its custodian bank and its investment managers.  Both the Company’s custodian bank and investment managers use a variety of independent, nationally recognized pricing services to determine market valuations.  The Company has processes designed to ensure that the values received from third-party

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

pricing service are accurately recorded, that the data inputs and valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value.  If the pricing service cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers.  A minimum of two quoted prices is obtained for the majority of the Company’s available-for-sale fixed maturity securities in its investment portfolio.  The Company’s custodian bank is its primary provider of quoted prices from third-party pricing services and broker-dealers.  To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from the Company’s investment managers.  An examination of the pricing data is then performed for each security.  If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from the Company’s custodian bank is used in the financial statements for the security.  If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, the Company obtains a quote from an alternative source, if possible, and documents and resolves any differences between the pricing sources.  In addition, the Company may request that its investment managers and its traders provide input as to which vendor is providing prices that its traders believe are reflective of fair value for the security.  Following this process, the Company may decide to value the security in its financial statements using the secondary or alternative source if it believes that pricing is more reflective of the security’s value than the primary pricing provided by its custodian bank.  The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs.  Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

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

The Company’s Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets.  The Company’s Level 2 securities are comprised of available-for-sale fixed maturity securities whose fair value was determined using observable market inputs.  The Company’s Level 3 security is a real estate investment trust equity investment whose fair value is determined using the trust’s net asset value obtained from its audited financial statements; however, the Company is required to submit a request 45 days before quarter end to dispose of the security.  Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs.  Investments valued using these inputs include U.S. Treasury securities and obligations of U.S. Government agencies, obligations of international government agencies, obligations of states and political subdivisions, corporate securities, commercial and residential mortgage-backed securities, and other asset-backed securities.  Inputs into the fair value application that are utilized by asset class include but are not limited to:

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

With the exception of the REIT, which is categorized as a Level 3 security, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of March 31, 2013.  There were no significant changes to the valuation process during the three months ending March 31, 2013.  As of March 31, 2013 and December 31, 2012, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

	As of March 31, 2013
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,559	$—	$2,559	$—
Obligations of states and political subdivisions	484,095	—	484,095	—
Residential mortgage-backed securities	218,468	—	218,468	—
Commercial mortgage-backed securities	37,510	—	37,510	—
Other asset-backed securities	18,667	—	18,667	—
Corporate and other securities	381,107	—	381,107	—
Equity securities	45,069	39,663	—	5,406
Total investment securities	$1,187,475	$39,663	$1,142,406	$5,406

	As of December 31, 2012
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$7,155	$—	$7,155	$—
Obligations of states and political subdivisions	491,183	—	491,183	—
Residential mortgage-backed securities	225,897	—	225,897	—
Commercial mortgage-backed securities	40,474	—	40,474	—
Other asset-backed securities	22,186	—	22,186	—
Corporate and other securities	378,658	—	378,658	—
Equity securities	22,800	17,454	—	5,346
Total investment securities	$1,188,353	$17,454	$1,165,553	$5,346

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013 and 2012.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	Level 3	Level 3
	Fair Value	Fair Value
	Securities	Securities
Balance at January 1	$5,346	$—
Net gains and losses included in earnings	—	—
Net gains included in other comprehensive income	60	—
Purchases and sales	—	—
Transfers in (out) of Level 3	—	—
Balance at March 31	$5,406	$—
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at March 31	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of level 3 during the three months ended  March 31, 2013 and 2012.  The Company held one Level 3 security at March 31, 2013 and no Level 3 securities at March 31, 2012.

6.   Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Three Months Ended March 31,
	2013	2012
Reserves for losses and LAE at beginning of year	$423,842	$403,872
Less receivable from reinsurers related to unpaid losses and LAE	(52,185)	(51,774)
Net reserves for losses and LAE at beginning of year	371,657	352,098
Incurred losses and LAE, related to:
Current year	119,545	102,031
Prior years	(7,400)	(3,987)
Total incurred losses and LAE	112,145	98,044
Paid losses and LAE related to:
Current year	51,676	45,425
Prior years	53,756	54,742
Total paid losses and LAE	105,432	100,167
Net reserves for losses and LAE at end of period	378,370	349,975
Plus receivable from reinsurers related to unpaid losses and LAE	53,426	51,163
Reserves for losses and LAE at end of period	$431,796	$401,138

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $7,400 and $3,987 for the three months ended March 31, 2013 and 2012, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decrease in prior years reserves during the 2013 period is primarily composed of reductions in our retained automobile reserves and our retained homeowners reserves. The decrease in prior year reserves during the 2012 period is primarily composed of reductions in the Company’s retained automobile reserves offset by an increase in the prior year reserves of all other than automobile and homeowner lines.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The Company’s private passenger automobile line of business prior year reserves decreased for the three months ended March 31, 2013 and 2012 primarily due to improved retained private passenger results.  The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  Among other covenants, the credit facility restricts the Company’s payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of the Company’s prior year’s net income, as determined in accordance with GAAP.  As of March 31, 2013, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at March 31, 2013 and December 31, 2012.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at March 31, 2013 and 2012.

9.  Income Taxes

Federal income tax expense for the three months ended March 31, 2013 and 2012 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

During the three months ended March 31, 2013, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

The Company’s U.S. federal tax return for the year ended December 31, 2011 is currently under examination by the IRS.  In the Company’s opinion, adequate tax liabilities have been established for all years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised. Tax years prior to 2009 are closed.

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

No share purchases were made by the Company under the program during the three months ending March 31, 2013 and 2012.  As of March 31, 2013 and December 31, 2012, the Company had purchased 1,728,645 shares on the open market at a cost of $55,569.

11.  Related Party Transactions

Mr. A. Richard Caputo, Jr., a member of the Company’s Board of Directors and the Chairman of its Investment Committee, is a principal of The Jordan Company, LP (“Jordan”).  In 2012, the Company participated as a lender in two loans made by syndicates of lenders to a portfolio company in which funds managed by Jordan are controlling or a significant investor.  The loan, made to Vantage Specialties, Inc., currently bears interest at a rate of 5.00% per annum and matures on February 10, 2018.    The Company’s original participation in the loan was $2,500.  The second loan, made to ARCAS Automotive (formerly known as Sequa Auto), currently bears interest at a rate of 6.25% per annum and has a maturity date of November 15, 2018.  The Company’s original participation in the loan was $1,200.  Both loans amortize in equal quarterly installments of 0.25% of the principal amount per quarter.  The Company made the loans on the same terms as the other lenders participating in the syndicate.  The loans were subject to the approval of the Company’s full Investment Committee.

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

We are a leading provider of property and casualty insurance focused primarily on the Massachusetts market.  Our principal product line is automobile insurance.  In addition to private passenger automobile insurance (which represented 65.9 % of our direct written premiums in 2012) and commercial automobile insurance (11.0% of 2012 direct written premiums), we offer a portfolio of other insurance products, including homeowners (18.9% of 2012 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.2% of 2012 direct written premiums).  Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 879 in 1,023 locations throughout Massachusetts and New Hampshire during 2012.  We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.0% and 12.4% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2012 according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”).

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.  During the three months ended March 31, 2013 and 2012, we wrote $2,709 and $1,663, respectively, in direct written premiums in New Hampshire.

Recent Trends and Events

For the quarter ended March 31, 2013, loss and loss adjustment expenses incurred increased by $14,101, or 14.4%, to $112,145 from $98,044 for the comparable 2012 period.  The increase was primarily due to a more typical level of catastrophe and non-catastrophe claims activity throughout out our personal and commercial property lines as a result of severe and snowy winter weather in the Northeast during the quarter ended March 31, 2013, compared to unusually low claims activity attributable to the mild weather with minimal snowfall during the comparable 2012 period.

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

During 2012, we increased our Massachusetts private passenger rates approximately 4.7%. Our Massachusetts rates include a 13.0% commission rate for agents.  Our direct automobile written premiums increased by 6.1% in 2012 with increased exposures and average written premium per exposure in our commercial automobile line of business.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2013	2012
GAAP ratios:
Loss ratio	67.4%	63.0%
Expense ratio	30.1	31.2
Combined ratio	97.5%	94.2%

Share-Based Compensation

Long-term incentive compensation is provided under the our 2002 Management Omnibus Incentive Plan (the “Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At March 31, 2013, there were 529,555 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of share-based awards granted under the Incentive Plan during the three months ended March 31, 2013 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share	Vesting Terms
RS	March 11, 2013	28,988	$46.96	3 years, 30%-30%-40%
RS	March 11, 2013	4,000	$46.96	No vesting period (1)
RS	March 11, 2013	35,429	$43.90	3 years, cliff vesting
RS	March 27, 2013	22,485	$48.65	5 years, 20% annually

(1)    The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business.  We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”).  The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event.  We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models.  As of January 1, 2013, we have purchased four layers of excess catastrophe reinsurance providing $515,000 of coverage for property losses in excess of $50,000 up to a maximum of $565,000.  Our reinsurers’ co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $80,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer, and 80.0% of $135,000 for the 4th layer.  As a result of the changes to the models and our revised reinsurance program, our catastrophe reinsurance in 2013 protects us in the event of a “127-year storm” (that is, a storm of a severity expected to occur once in a 127-year period).  Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A” (Excellent).  Most of our other reinsurers have an A.M. Best rating of “A” (Excellent) however in no case is a reinsurer rated below “A-” (Excellent).

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2012, the FAIR Plan purchased $1,000,000 of catastrophe reinsurance for property losses in excess of $200,000.  At March 31, 2013, we had no material amounts recoverable from any reinsurer, excluding $51,332 recoverable from CAR.

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

Results of Operations

 Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2013	2012
Direct written premiums	$185,554	$176,253
Net written premiums	$178,688	$169,298
Net earned premiums	$166,439	$155,536
Net investment income	10,387	9,909
Net realized gains on investments	402	456
Finance and other service income	4,568	4,505
Total revenue	181,796	170,406
Loss and loss adjustment expenses	112,145	98,044
Underwriting, operating and related expenses	50,098	48,538
Interest expenses	22	22
Total expenses	162,265	146,604
Income before income taxes	19,531	23,802
Income tax expense	5,547	6,593
Net income	$13,984	$17,209
Earnings per weighted average common share:
Basic	$0.91	$1.13
Diluted	$0.91	$1.13
Cash dividends paid per common share	$0.60	$0.50

Direct Written Premiums.  Direct written premiums for the three months ended March 31, 2013 increased by $9,301, or 5.3%, to $185,554 from $176,253 for the comparable 2012 period.  The 2013 increase occurred primarily in our personal automobile, commercial automobile, and homeowners business lines, which experienced increases of 4.8%, 2.6% and 4.5%, respectively, in average written premium per exposure.  Written exposures decreased by 1.2% in our personal automobile line and increased by 11.0% and 5% in our commercial automobile and our homeowners business lines, respectively.

Net Written Premiums.  Net written premiums for the three months ended March 31, 2013 increased by $9,390, or 5.5%, to $178,688 from $169,298 for the comparable 2012 period.  The 2013 increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the three months ended March 31, 2013 increased by $10,903, or 7.0% to $166,439 from $155,536 for the comparable 2012 period.  The 2013 increase was primarily due to the factors that increased direct written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2013	2012
Written Premiums
Direct	$185,554	$176,253
Assumed	6,036	4,723
Ceded	(12,902)	(11,678)
Net written premiums	$178,688	$169,298

Earned Premiums
Direct	$173,689	$162,406
Assumed	5,324	4,267
Ceded	(12,574)	(11,137)
Net earned premiums	$166,439	$155,536

Net Investment Income.  Net investment income for the three months ended March 31, 2013 increased by $478, or 4.8%, to $10,387 from $9,909 for the comparable 2012 period.  Net effective annualized yield on the investment portfolio remained consistent at 3.6% for the three months ended March 31, 2013 and 2012.  Our duration was 3.7 years at March 31, 2013 compared to 3.6 years at December 31, 2012.

Net Realized Gains on Investments.  Net realized gains on investments were $402 for the three months ended March 31, 2013 compared to $456 for the comparable 2012 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stock with the characteristics of fixed maturities, and equity securities, including interests in mutual funds, were as follows:

	As of March 31, 2013
			Gross Unrealized Losses (2)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (3)	Value
U.S. Treasury securities	$2,512	$47	$—	$—	$2,559
Obligations of states and political subdivisions	454,385	29,773	(62)	—	484,096
Residential mortgage-backed securities (1)	209,320	10,546	(1,398)	—	218,468
Commercial mortgage-backed securities	36,719	795	(4)	—	37,510
Other asset-backed securities	17,831	841	(5)	—	18,667
Corporate and other securities	365,136	16,389	(419)	—	381,106
Subtotal, fixed maturity securities	1,085,903	58,391	(1,888)	—	1,142,406
Equity securities	42,096	3,021	(48)	—	45,069
Totals	$1,127,999	$61,412	$(1,936)	$—	$1,187,475

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

(2)  Our investment portfolio included 86 securities in an unrealized loss position at March 31, 2013.

(3)  Amounts in this column represent other-than-temporary impairments recognized in accumulated other comprehensive income.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of March 31, 2013
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$224,686	19.7%
Aaa/Aa	511,107	44.7
A	182,606	16.0
Baa	80,564	7.1
Ba	50,344	4.4
B	59,642	5.2
Caa	5,931	0.5
Not rated	27,536	2.4
Total	$1,142,406	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of March 31, 2013, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.  We have no exposure to European sovereign debt.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2013.

	As of March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$5,650	$40	$1,015	$23	$6,665	$63
Residential mortgage-backed securities	55,223	1,378	8,686	20	63,909	1,398
Commercial mortgage-backed securities	3,206	4	—	—	3,206	4
Other asset-backed securities	4,608	5	—	—	4,608	5
Corporate and other securities	22,263	165	1,744	253	24,007	418
Subtotal, fixed maturity securities	90,950	1,592	11,445	296	102,395	1,888
Equity securities	2,025	33	348	15	2,373	48
Total temporarily impaired securities	$92,975	$1,625	$11,793	$311	$104,768	$1,936

As of March 31, 2013, we held insured investment securities of approximately $111,477, which represented approximately 9.3% of our total investments.  Approximately $51,922 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of March 31, 2013.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of March 31, 2013
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$18,343	$9,107	$9,236
Financial Guaranty Insurance Company	274	274	—
Assured Guaranty Municipal Corporation	43,384	21,271	22,113
National Public Finance Guaranty Corporation	49,476	21,270	28,206
Total municipal bonds	111,477	51,922	59,555
Total	$111,477	$51,922	$59,555

The Moody’s rating of the Company’s insured investments held at March 31, 2013 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of March 31, 2013 for potential other-than-temporary asset impairments.  We held no debt securities at March 31, 2013 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was performed for securities appearing on our “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The unrealized losses recorded on the investment portfolio at March 31, 2013 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the three months ended March 31, 2013 and 2012, there was no significant deterioration in the credit quality of any of our holdings and no other-than-temporary impairment (“OTTI”) charges were recorded related to our portfolio of investment securities.

For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of  this Form 10-Q.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income increased by $63, or 1.4% to $4,568 for the three months ended March 31, 2013 from $4,505 for the comparable 2012 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended March 31, 2013 increased by $14,101, or 14.4%, to $112,145 from $98,044 for the comparable 2012 period.  The increase was primarily due to a more typical level of catastrophe and non-catastrophe claims activity throughout out our personal and commercial property lines a result of severe and snowy winter weather in the Northeast during the quarter ended March 31, 2013, compared to unusually low claims activity attributable to the mild weather with minimal snowfall during the comparable 2012 period. Our GAAP loss ratio for the three months ended March 31, 2013 increased to 67.4% from 63.0% for the comparable 2012 period.   Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31, 2013 increased to 58.1% from 53.5% for the comparable 2012 period.   Total prior year favorable development included in the pre-tax results was $7,400 and $3,987 for the three months ended March 31, 2013 and 2012, respectively.

Underwriting, Operating and Related Expenses.   Underwriting, operating and related expense for the three months ended March 31, 2013 increased by $1,560, or 3.2%, to $50,098 from $48,538 for the comparable 2012 period.  The 2013 increase is primarily due to an increase in commissions to agents.  Our GAAP expense ratio for the three months ended March 31, 2013 decreased to 30.1% from 31.2% for the comparable 2012 period.

Interest Expense.  Interest expense for both the three months ended March 31, 2013 and 2012 was $22.  The credit facility commitment fee included in interest expense for both the three months ended March 31, 2013 and 2012 was $19.

Income Tax Expense.  Our effective tax rate was 28.4% and 27.7% for the three months ended March 31, 2013 and 2012, respectively.  These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

Net Income.   Net income for the three months ended March 31, 2013 was $13,984 compared to $17,209 for the comparable 2012 period.  The decrease in net income for the three months ended March 31, 2013 from the comparable 2012 period was primarily attributable to the increase in loss and loss adjustments expenses, as discussed above.

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

Net cash provided by operating activities was $4,858 and $11,444 during the three months ended March 31, 2013 and 2012, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash provided by investing activities was $8,127 and $42,654 during the three months ended March 31, 2013 and 2012, respectively.  Cash provided during the 2013 and 2012 periods was primarily the result of proceeds from sales, paydowns, redemptions, calls and maturities of fixed maturity securities exceeding purchases of fixed maturity securities.

Net cash used for financing activities was $8,664 and $7,218 during the three months ended March 31, 2013 and 2012, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders.

The Insurance Subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments.  In recent years, global financial markets experienced unprecedented and challenging conditions, including a tightening in the availability of credit, the failure of several large financial institutions and concerns about the creditworthiness of the sovereign debt of several European and other countries.  We believe that recent and ongoing government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of the assets we hold will allow us to realize these securities’ anticipated long-term economic value.  Furthermore, as of March 31, 2013, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value.  We do not anticipate the need to sell these securities to meet the Insurance Subsidiaries cash requirements.  We expect the Insurance Subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements.  However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

Credit Facility

For information regarding our Credit Facility, please refer to Item 1- Financial Statements, Note 8, Debt, of this Form 10-Q.

Recent Accounting Pronouncements

For information regarding Recent Accounting Pronouncements, please refer to Item 1- Financial Statements, Note 2, Recent Accounting Pronouncements,  of this Form 10-Q.

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2012, the statutory surplus of Safety Insurance was $599,024, and its net income for 2012 was $52,435.  As a result, a maximum of $59,902 is available in 2013 for such dividends without prior approval of the Commissioner.  During the three months ended March 31, 2013, Safety Insurance recorded dividends to Safety of $8,056.  As result of this Massachusetts statue, the Insurance Subsidiaries had restricted net assets in the amount of $539,122 at December 31, 2012.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock In November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2013 were as follows:

Declaration	Record	Payment	Dividend per	Total
Date	Date	Date	Common Share	Dividends Paid
February 15, 2013	March 1, 2013	March 15, 2013	$0.60	$9,200

On May 6, 2013, our Board approved and declared a quarterly cash dividend of $0.60 per share which will be paid on June 14, 2013 to shareholders of record on June 3, 2013.  We plan to continue to declare and pay quarterly cash dividends in 2013, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  On March 19, 2009, our Board increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company’s outstanding common shares.  On August 4, 2010, our Board again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of the Company’s outstanding common shares.  Under the program, we may repurchase shares of our common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of March 31, 2013 and December 31, 2012, the Company had purchased 1,728,645 shares on the open market at a cost of $55,569.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $356,021 to $386,864 as of March 31, 2013.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above.  Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $378,370 as of March 31, 2013.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2013.

Line of Business	Low	Recorded	High
Private passenger automobile	$218,358	$229,409	$232,267
Commercial automobile	45,643	49,735	50,574
Homeowners	57,534	61,959	64,378
All other	34,486	37,267	39,645
Total	$356,021	$378,370	$386,864

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31, 2013.

Line of Business	Case	IBNR	Total
Private passenger automobile	$235,513	$(8,594)	$226,919
CAR assumed private passenger auto	968	1,522	2,490
Commercial automobile	35,097	3,464	38,561
CAR assumed commercial automobile	6,270	4,904	11,174
Homeowners	40,763	14,089	54,852
FAIR Plan assumed homeowners	2,666	4,441	7,107
All other	22,100	15,167	37,267
Total net reserves for losses and LAE	$343,377	$34,993	$378,370

At March 31, 2013, our total IBNR reserves for our private passenger automobile line of business was comprised of $29,528 related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $20,934 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 43.9% of our total reserves for CAR assumed commercial automobile business as of March 31, 2013 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual

Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 62.5% of our total reserves for FAIR Plan assumed homeowners at March 31, 2013 due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of March 31, 2013.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$226,919
CAR assumed private passenger automobile		$2,490
Net private passenger automobile			$229,409
Commercial automobile	38,561
CAR assumed commercial automobile		11,174
Net commercial automobile			49,735
Homeowners	54,852
FAIR Plan assumed homeowners		7,107
Net homeowners			61,959
All other	37,267	—	37,267
Total net reserves for losses and LAE	$357,599	$20,771	$378,370

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the three months ended March 31, 2013, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $1,664.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $1,082 on net income, or $0.07 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31, 2013.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,538)	$(2,269)	$—
Estimated increase in net income	2,950	1,475	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,269)	—	2,269
Estimated increase (decrease) in net income	1,475	—	(1,475)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,269	4,538
Estimated decrease in net income	—	(1,475)	(2,950)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(771)	(386)	—
Estimated increase in net income	501	251	—
No Change in Severity
Estimated (decrease) increase in reserves	(386)	—	386
Estimated increase (decrease) in net income	251	—	(251)
+1 Percent Change in Severity
Estimated increase in reserves	—	386	771
Estimated decrease in net income	—	(251)	(501)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,097)	(549)	—
Estimated increase in net income	713	357	—
No Change in Severity
Estimated (decrease) increase in reserves	(549)	—	549
Estimated increase (decrease) in net income	357	—	(357)
+1 Percent Change in Severity
Estimated increase in reserves	—	549	1,097
Estimated decrease in net income	—	(357)	(713)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(745)	(373)	—
Estimated increase in net income	484	242	—
No Change in Severity
Estimated (decrease) increase in reserves	(373)	—	373
Estimated increase (decrease) in net income	242	—	(242)
+1 Percent Change in Severity
Estimated increase in reserves	—	373	745
Estimated decrease in net income	—	(242)	(484)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2013.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(25)	$25
Estimated increase (decrease) in net income	16	(16)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(112)	112
Estimated increase (decrease) in net income	73	(73)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(71)	71
Estimated increase (decrease) in net income	46	(46)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $7,400, and $3,987 during the three months ended March 31, 2013 and 2012, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2013 and 2012.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Three Months Ended March 31,
Accident Year	2013	2012
2003 & prior	$(43)	$(454)
2004	(6)	(204)
2005	(231)	(473)
2006	(289)	(633)
2007	(757)	(500)
2008	(945)	(755)
2009	(1,697)	(893)
2010	(1,226)	(1,081)
2011	(1,794)	1,006
2012	(412)	—
All prior years	$(7,400)	$(3,987)

The decreases in prior years reserves during the three months ended March 31, 2013 and 2012 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2013 decrease is primarily composed of reductions of $4,335 in our retained private passenger automobile reserves.  The 2012 decrease is primarily composed of reductions of $4,726 in our retained automobile reserves and $2,252 in our retained homeowners reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the three months ended March 31, 2013.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2003 & prior	$(16)	$(2)	$(25)	$—	$(43)
2004	(6)	—	—	—	(6)
2005	(250)	(1)	20	—	(231)
2006	(299)	—	10	—	(289)
2007	(5)	(753)	3	(2)	(757)
2008	(881)	(8)	(54)	(2)	(945)
2009	(986)	(11)	(694)	(6)	(1,697)
2010	(331)	(45)	(855)	5	(1,226)
2011	(1,356)	(130)	(285)	(23)	(1,794)
2012	(80)	230	(539)	(23)	(412)
All prior years	$(4,210)	$(720)	$(2,419)	$(51)	$(7,400)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the three months ended March 31, 2013; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2003 & prior	$(16)	$(2)	$(25)	$—	$(43)
2004	(6)	—	—	—	(6)
2005	(277)	(1)	—	—	(278)
2006	(324)	—	—	—	(324)
2007	(5)	(753)	—	(2)	(760)
2008	(919)	(8)	(65)	(2)	(994)
2009	(1,021)	(20)	(692)	(6)	(1,739)
2010	(331)	(51)	(913)	5	(1,290)
2011	(1,356)	(143)	(207)	(23)	(1,729)
2012	(80)	(70)	(350)	(23)	(523)
All prior years	$(4,335)	$(1,048)	$(2,252)	$(51)	$(7,686)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the three months ended March 31, 2013.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2003 & prior	$—	$—	$—	$—
2004	—	—	—	—
2005	27	—	20	47
2006	25	—	10	35
2007	—	—	3	3
2008	38	—	11	49
2009	35	9	(2)	42
2010	—	6	58	64
2011	—	13	(78)	(65)
2012	—	300	(189)	111
All prior years	$125	$328	$(167)	$286

Our private passenger automobile line of business prior year reserves decreased by $4,210 for the three months ended March 31, 2013.  The decrease was primarily due to improved retained private passenger results of $3,627 for the accident years 2008 through 2011.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $720 for the three months ended March 31, 2013 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves decreased by $2,252 for the three months ended March 31, 2013.

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

Forward-looking statements are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements.  These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition.  Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us.  Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, the possibility that existing insurance-related laws and regulations will become further restrictive in the future, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC.  Refer to Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

	-100 Basis		+100 Basis
As of March 31, 2013	Point Change	No Change	Point Change

Estimated fair value	$1,180,610	$1,142,406	$1,099,813
Estimated increase (decrease) in fair value	$38,204	$—	$(42,593)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At March 31, 2013, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2013, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.      Legal Proceedings - Please see “Item 1 — Financial Statements - Note 7, Commitments and Contingencies.”

Item 1A.   Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2012 Annual Report on Form 10-K.

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
Date: May 10, 2013

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(2)

11.0	Statement re: Computation of Per Share Earnings(1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(2)

(1)  Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, Earnings per Weighted Average Common Share.

(2)  Included herein.