Form 10-Q
period 2013-06-30
SAFETY INSURANCE GROUP INC
filed 2013-08-09
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, there were 15,388,800 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,091,210 and $1,100,414)	$1,118,028	$1,165,553
Equity securities, at fair value (cost: $42,798 and $21,237)	46,511	22,800
Total investments	1,164,539	1,188,353
Cash and cash equivalents	35,788	35,383
Accounts receivable, net of allowance for doubtful accounts	189,256	165,750
Receivable for securities sold	250	835
Accrued investment income	10,366	10,587
Taxes recoverable	125	5,529
Receivable from reinsurers related to paid loss and loss adjustment expenses	12,183	6,610
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	57,459	52,185
Ceded unearned premiums	17,750	16,206
Deferred policy acquisition costs	65,751	60,665
Deferred income taxes	4,232	—
Equity and deposits in pools	18,872	16,965
Other assets	15,875	15,278
Total assets	$1,592,446	$1,574,346

Liabilities
Loss and loss adjustment expense reserves	$432,596	$423,842
Unearned premium reserves	387,311	353,219
Accounts payable and accrued liabilities	48,515	65,458
Payable for securities purchased	5,397	2,630
Payable to reinsurers	12,020	7,056
Deferred income taxes	—	8,202
Other liabilities	22,249	19,580
Total liabilities	908,088	879,987

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,200,461 and 17,052,034 shares issued	172	170
Additional paid-in capital	167,757	163,041
Accumulated other comprehensive income, net of taxes	19,845	43,356
Retained earnings	556,952	543,361
Treasury Stock, at cost: 1,819,547 and 1,728,645 shares	(60,368)	(55,569)
Total shareholders’ equity	684,358	694,359
Total liabilities and shareholders’ equity	$1,592,446	$1,574,346

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net earned premiums	$169,550	$159,070	$335,989	$314,606
Net investment income	9,727	10,500	20,114	20,409
Net realized gains on investments	140	617	542	1,073
Finance and other service income	4,584	4,521	9,152	9,026
Total revenue	184,001	174,708	365,797	345,114

Losses and loss adjustment expenses	106,976	102,695	219,121	200,739
Underwriting, operating and related expenses	51,467	48,010	101,565	96,548
Interest expense	21	22	43	44
Total expenses	158,464	150,727	320,729	297,331

Income before income taxes	25,537	23,981	45,068	47,783
Income tax expense	7,478	7,025	13,025	13,618
Net income	$18,059	$16,956	$32,043	$34,165

Earnings per weighted average common share:
Basic	$1.17	$1.11	$2.09	$2.24
Diluted	$1.17	$1.11	$2.08	$2.24

Cash dividends paid per common share	$0.60	$0.50	$1.20	$1.00

Number of shares used in computing earnings per share:
Basic	15,380,053	15,302,801	15,359,983	15,260,080
Diluted	15,421,300	15,309,012	15,389,236	15,267,434

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$18,059	$16,956	$32,043	$34,165

Other comprehensive income, net of tax:
Unrealized holding (losses) gains during the period, net of tax (benefit) expense of ($10,082), $1,214, ($12,470), and $2,077	(18,724)	2,255	(23,159)	3,858
Reclassification adjustment for gains included in net income, net of tax expense of ($49), ($216), ($190), and ($376)	(91)	(401)	(352)	(697)
Unrealized (losses) gains on securities available for sale	(18,815)	1,854	(23,511)	3,161

Comprehensive (loss) income	$(756)	$18,810	$8,532	$37,326

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2011	$169	$157,167	$35,621	$518,925	$(55,569)	$656,313
Net income, January 1 to June 30, 2012				34,165		34,165
Other comprehensive income, net of deferred federal income taxes			3,161			3,161
Restricted share awards issued	1	166				167
Recognition of employee share-based compensation, net of deferred federal income taxes		2,341				2,341
Exercise of options, net of federal income taxes		442				442
Dividends paid				(15,250)		(15,250)
Balance at June 30, 2012	$170	$160,116	$38,782	$537,840	$(55,569)	$681,339

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2012	$170	$163,041	$43,356	$543,361	$(55,569)	$694,359
Net income, January 1 to June 30, 2013				32,043		32,043
Other comprehensive loss, net of deferred federal income taxes			(23,511)			(23,511)
Restricted share awards issued	1	187				188
Recognition of employee share-based compensation, net of deferred federal income taxes		2,364				2,364
Exercise of options, net of federal income taxes	1	2,165				2,166
Dividends paid and accrued				(18,452)		(18,452)
Acquisition of treasury stock					(4,799)	(4,799)
Balance at June 30, 2013	$172	$167,757	$19,845	$556,952	$(60,368)	$684,358

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$32,043	$34,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	7,273	7,283
Provision for deferred income taxes	225	478
Gains on sale of fixed assets	(3)	—
Net realized gains on investments	(542)	(1,073)
Changes in assets and liabilities:
Accounts receivable	(23,506)	(21,853)
Accrued investment income	221	(488)
Receivable from reinsurers	(10,847)	(5,126)
Ceded unearned premiums	(1,544)	(1,433)
Deferred policy acquisition costs	(5,086)	(5,310)
Other assets	3,347	4,459
Loss and loss adjustment expense reserves	8,754	(413)
Unearned premium reserves	34,092	33,117
Accounts payable and accrued liabilities	(16,943)	(4,201)
Payable to reinsurers	4,964	4,997
Other liabilities	2,647	(3,577)
Net cash provided by operating activities	35,095	41,025

Cash flows from investing activities:
Fixed maturities purchased	(96,797)	(94,035)
Equity securities purchased	(24,922)	(6,403)
Proceeds from sales and paydowns of fixed maturities	85,978	88,107
Proceeds from maturities, redemptions, and calls of fixed maturities	20,705	32,034
Proceed from sales of equity securities	3,445	6,039
Fixed assets purchased	(2,038)	(1,859)
Fixed assets sold	3	—
Net cash (used for) provided by investing activities	(13,626)	23,883

Cash flows from financing activities:
Proceeds from stock options exercised	2,224	441
Excess tax (expense) benefit from stock options exercised	(59)	2
Dividends paid to shareholders	(18,430)	(15,250)
Acquisition of treasury stock	(4,799)	—
Net cash used for financing activities	(21,064)	(14,807)

Net increase in cash and cash equivalents	405	50,101
Cash and cash equivalents at beginning of year	35,383	37,890
Cash and cash equivalents at end of period	$35,788	$87,991

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

1.  Basis of Presentation

These interim consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.

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

The financial information as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods.  These unaudited interim consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2013.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income available to common shareholders for basic and diluted earnings per share	$18,059	$16,956	$32,043	$34,165

Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,380,053	15,302,801	15,359,983	15,260,080
Common equivalent shares- stock options	5,818	6,211	7,330	7,354
Common equivalent shares- non-vested stock grants	35,429	—	21,923	—
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,421,300	15,309,012	15,389,236	15,267,434

Basic earnings per share	$1.17	$1.11	$2.09	$2.24
Diluted earnings per share	$1.17	$1.11	$2.08	$2.24

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive.  There were no anti-dilutive stock options for both the three and six months ended June 30, 2013. There were 82,100 anti-dilutive stock options for both the three and six months ended June 30, 2012.

4.  Share-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At June 30, 2013, there were 529,555 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes stock option activity under the Incentive Plan for the six months ended June 30, 2013.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	87,500	$39.24
Exercised	(57,525)	$38.68
Outstanding at end of period	29,975	$40.32	2.5 years	$245
Exercisable at end of period	29,975	$40.32	2.5 years	$245

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, which is the difference between the fair value based upon the Company’s closing stock price on June 30, 2013 and the exercise price which would have been received by the option holders had all option holders exercised their options as of that date.  The range of exercise prices on stock options outstanding under the Incentive Plan was $18.50 to $42.85 at June 30, 2013 and $13.30 to $42.85 at June 30, 2012.  The total intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was $565 and $202, respectively.

As of March 31, 2011, all compensation expense related to non-vested option awards had been recognized.  Cash received from options exercised was $2,224 and $441 for the six months ended June 30, 2013 and 2012, respectively.

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

In addition to service-based awards, the Company granted performance-based restricted shares in 2013 to certain employees.  These performance shares will cliff vest after a three-year performance period provided certain performance measures are attained.  A portion of these awards, which contain a market condition, vest according to the level of total shareholder return achieved compared to its property-casualty insurance peers over a three-year period.  The remainder, which contain a performance condition, vest according to the level of Company’s combined ratio results compared to its property-casualty insurance peers over the same three-year performance period.  Actual payouts can range from 0% to 200% of target shares awarded depending upon the level of achievement of the respective market and performance conditions during a three fiscal-year performance period ending at the end of 2015.

Performance-based awards with market conditions are accounted for and measured differently from an award that has a performance or service condition.  The effect of a market condition is reflected in the award’s fair value on the grant date.  That fair value is recognized as compensation cost over the requisite service period regardless of whether the market-based performance objective has been satisfied.

All of the Company’s restricted stock awards are issued as incentive compensation and are equity classified.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes restricted stock activity under the Incentive Plan during the six months ended June 30, 2013, assuming a target payout for the 2013 performance-based shares.

	Shares	Weighted	Performance-based	Weighted
	Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	263,883	$41.47	—	$—
Granted	55,473	$47.65	35,429	$43.90
Vested and unrestricted	(103,788)	$40.75	—	$—
Outstanding at end of period	215,568	$43.41	35,429	$43.90

As of June 30, 2013, there was $8,188 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.5 years.  The total fair value of the shares that were vested and unrestricted during the six months ended June 30, 2013 and 2012 was $4,230 and $4,278, respectively.  For the six months ended June 30, 2013 and 2012, the Company recorded compensation expense related to restricted stock of $1,489 and $1,485, net of income tax benefits of $801 and $799, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities were as follows for the periods indicated.

	As of June 30, 2013
			Gross Unrealized Losses (2)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (3)	Value
U.S. Treasury securities	$2,512	$16	$(13)	$—	$2,515
Obligations of states and political subdivisions	456,616	15,416	(2,583)	—	469,449
Residential mortgage-backed securities (1)	206,958	8,011	(2,825)	—	212,144
Commercial mortgage-backed securities	33,586	575	(37)	—	34,124
Other asset-backed securities	14,361	636	(25)	—	14,972
Corporate and other securities	377,177	10,165	(2,518)	—	384,824
Subtotal, fixed maturity securities	1,091,210	34,819	(8,001)	—	1,118,028
Equity securities	42,798	3,901	(188)	—	46,511
Totals	$1,134,008	$38,720	$(8,189)	$—	$1,164,539

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

(2)  Our investment portfolio included 292 and 75 securities in an unrealized loss position at June 30, 2013 and December 31, 2012, respectively.

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

	As of June 30, 2013
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$27,113	$27,659
Due after one year through five years	322,268	331,220
Due after five years through ten years	223,041	230,174
Due after ten years	263,883	267,734
Asset-backed securities	254,905	261,241
Totals	$1,091,210	$1,118,028

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross realized gains
Fixed maturity securities	$95	$669	$474	$1,058
Equity securities	61	196	87	266
Gross realized losses
Fixed maturity securities	(14)	(226)	(16)	(226)
Equity securities	(2)	(22)	(3)	(25)
Net realized gains on investments	$140	$617	$542	$1,073

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

The following tables as of June 30, 2013 and December 31, 2012 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,499	$13	$—	$—	$1,499	$13
Obligations of states and political subdivisions	69,631	2,551	1,003	32	70,634	2,583
Residential mortgage-backed securities	68,818	2,629	8,994	196	77,812	2,825
Commercial mortgage-backed securities	10,241	37	—	—	10,241	37
Other asset-backed securities	6,589	25	—	—	6,589	25
Corporate and other securities	106,565	2,410	5,413	108	111,978	2,518
Subtotal, fixed maturity securities	263,343	7,665	15,410	336	278,753	8,001
Equity securities	6,239	188	—	—	6,239	188
Total temporarily impaired securities	$269,582	$7,853	$15,410	$336	$284,992	$8,189

	As of December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$2,868	$17	$—	$—	$2,868	$17
Residential mortgage-backed securities	50,779	966	3,938	40	54,717	1,006
Commercial mortgage-backed securities	107	—	—	—	107	—
Corporate and other securities	22,979	269	—	—	22,979	269
Subtotal, fixed maturity securities	76,733	1,252	3,938	40	80,671	1,292
Equity securities	1,145	23	303	43	1,448	66
Total temporarily impaired securities	$77,878	$1,275	$4,241	$83	$82,119	$1,358

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The unrealized losses in the Company’s fixed income and equity portfolio as of June 30, 2013 were reviewed for potential other-than-temporary asset impairments.  The Company held no securities at June 30, 2013 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at June 30, 2013 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

During the six months ended June 30, 2013 and 2012, there was no significant deterioration in the credit quality of any of the Company’s holdings and no OTTI charges were recorded related to the Company’s portfolio of investment securities.  At June 30, 2013 and December 31, 2012, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest on fixed maturity securities	$10,033	$10,598	$20,733	$20,749
Dividends on equity securities	272	39	443	140
Interest on other assets	23	274	97	281
Interest on cash and cash equivalents	2	12	10	14
Total investment income	10,330	10,923	21,283	21,184
Investment expenses	603	423	1,169	775
Net investment income	$9,727	$10,500	$20,114	$20,409

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

The Company’s Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets.  The Company’s Level 2 securities are comprised of available-for-sale fixed maturity securities whose fair value was determined using observable market inputs.  The Company’s Level 3 security is a real estate investment trust equity investment whose fair value was determined using the trust’s net asset value obtained from its audited financial statements; however, the Company is required to submit a request 45 days before a quarter end to dispose of the security.  Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs.  Investments valued using these inputs include U.S. Treasury securities and obligations of U.S. Government agencies, obligations of international government agencies, obligations of states and political subdivisions, corporate securities, commercial and residential mortgage-backed securities, and other asset-backed securities.  Inputs into the fair value application that are utilized by asset class include but are not limited to:

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

With the exception of the REIT which is categorized as a Level 3 security, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of June 30, 2013.  There were no significant changes to the valuation process during the six months ending June 30, 2013.  As of June 30, 2013 and December 31, 2012, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

	As of June 30, 2013
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,515	$—	$2,515	$—
Obligations of states and political subdivisions	469,449	—	469,449	—
Residential mortgage-backed securities	212,144	—	212,144	—
Commercial mortgage-backed securities	34,124	—	34,124	—
Other asset-backed securities	14,972	—	14,972	—
Corporate and other securities	384,824	—	384,824	—
Equity securities	46,511	40,978	—	5,533
Total investment securities	$1,164,539	$40,978	$1,118,028	$5,533

	As of December 31, 2012
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$7,155	$—	$7,155	$—
Obligations of states and political subdivisions	491,183	—	491,183	—
Residential mortgage-backed securities	225,897	—	225,897	—
Commercial mortgage-backed securities	40,474	—	40,474	—
Other asset-backed securities	22,186	—	22,186	—
Corporate and other securities	378,658	—	378,658	—
Equity securities	22,800	17,454	—	5,346
Total investment securities	$1,188,353	$17,454	$1,165,553	$5,346

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2013 and 2012.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$5,406	$—	$5,346	$—
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	127	—	187	—
Purchases and sales	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—
Balance at end of period	$5,533	$—	$5,533	$—
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of level 3 during the three and six months ended  June 30, 2013 and 2012.  The Company held one Level 3 security at June 30, 2013 and no Level 3 securities at June 30, 2012.

6.   Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Six Months Ended June 30,
	2013	2012
Reserves for losses and LAE at beginning of year	$423,842	$403,872
Less receivable from reinsurers related to unpaid losses and LAE	(52,185)	(51,774)
Net reserves for losses and LAE at beginning of year	371,657	352,098
Incurred losses and LAE, related to:
Current year	233,530	208,348
Prior years	(14,409)	(7,609)
Total incurred losses and LAE	219,121	200,739
Paid losses and LAE related to:
Current year	129,903	110,571
Prior years	85,738	90,627
Total paid losses and LAE	215,641	201,198
Net reserves for losses and LAE at end of period	375,137	351,639
Plus receivable from reinsurers related to unpaid losses and LAE	57,459	51,820
Reserves for losses and LAE at end of period	$432,596	$403,459

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $14,409 and $7,609 for the six months ended June 30, 2013 and 2012, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decrease in prior years reserves during the 2013 period is primarily composed of reductions in the Company’s retained automobile reserves and retained homeowners reserves.  The decrease in prior year reserves during the 2012 period is primarily composed of a reduction in the Company’s automobile reserves, partially offset by an increase in the accident year 2011 reserves of homeowners and all other business lines.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The Company’s private passenger automobile line of business reserves decreased for the six months ended June 30, 2013 and 2012 primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

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

8.   Debt

The Company has a Revolving Credit Agreement (the “Credit Agreement”) with RBS Citizens, NA (“RBS Citizens”).  The Credit Agreement provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000.  Loans under the credit facility bear interest at the Company’s option at either (i) the LIBOR rate plus 1.25% per annum or (ii) the higher of RBS Citizens prime rate or 0.5% above the federal funds rate plus 1.25% per annum.  Interest only is payable prior to maturity.  The Credit Agreement has a maturity date of August 14, 2013. The Company expects that the credit agreement will be renewed prior to expiration.

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  Among other covenants, the credit facility restricts the Company’s payment of dividends (i) if a default under the credit facility is continuing or would result therefrom or (ii) in an amount in excess of 50% of the Company’s prior year’s net income, as determined in accordance with GAAP.  As of June 30, 2013, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at June 30, 2013 and December 31, 2012.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at June 30, 2013 and 2012.

9.   Income Taxes

Federal income tax expense for the six months ended June 30, 2013 and 2012 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

During the six months ended June 30, 2013, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

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

During the six months ending June 30, 2013, the Company purchased 90,902 shares on the open market under the program at a cost of $4,799.  No share purchases were made under the program  during the six months ending June 30, 2012.  As of June 30, 2013, the Company had purchased 1,819,547 shares on the open market at a cost of $60,368.  As of December 31, 2012, the Company had purchased 1,728,645 shares on the open market at a cost of $55,569.

11.   Related Party Transactions

Mr. A. Richard Caputo, Jr., a member of the Company’s Board of Directors and the Chairman of its Investment Committee, is a principal of The Jordan Company, LP (“Jordan”).  In 2012, the Company participated as a lender in two loans made by syndicates of lenders to a portfolio company in which funds managed by Jordan are controlling or a significant investor.  The first loan, made to Vantage Specialties, Inc., currently bears interest at a rate of 5.00% per annum and matures on February 10, 2018.  The Company’s original participation in the loan was $2,500.  The second loan, made to ARCAS Automotive (formally known as Sequa Auto) bears interest at the rate of 6.25% per annum and has a maturity date of November 15, 2018. The Company’s original participation in the loan was $1,200. Both loans amortized in equal quarterly installments of 0.25% of the principal amount per quarter. The Company made the loans on the same terms as the other lenders participating in the syndicate.  The loans were subject to the approval of the Company’s full Investment Committee.

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

We are a leading provider of property and casualty insurance focused primarily on the Massachusetts market.  Our principal product line is automobile insurance.  In addition to private passenger automobile insurance (which represented 65.9% of our direct written premiums in 2012) and commercial automobile insurance (11.0% of 2012 direct written premiums), we offer a portfolio of other insurance products, including homeowners (18.9% of 2012 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.2% of 2012 direct written premiums).  Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 879 in 1,023 locations throughout Massachusetts and New Hampshire during 2012.  We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 11.0% and 12.4% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2012 according to the Commonwealth Automobile Reinsurers (“CAR”).

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.  During the six months ended June 30, 2013 and 2012, we wrote $6,272 and $3,963, respectively, in direct written premiums in New Hampshire.

Recent Trends and Events

For the quarter ended June 30, 2013, loss and loss adjustment expenses incurred increased  by $4,281, or 4.2%, to $106,976 from $102,695 for the comparable 2012 period.  The increase was primarily due to a more typical level of claims activity for the quarter ended June 30, 2013 compared to an unusually low level of claim activity for the comparable 2012 period.

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

During 2012, we increased our Massachusetts private passenger rates approximately 4.7%.  On July 15, 2013, we began a new rating plan using 768 rating tiers which we expect will result in no change to our rate level.  Our Massachusetts rates include a 13.0% commission rate for agents.  Our direct automobile written premiums increased by 6.1% in 2012 with increased exposures and average written premium per exposure in our commercial automobile line of business.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GAAP ratios:
Loss ratio	63.1%	64.6%	65.2%	63.8%
Expense ratio	30.4	30.2	30.2	30.7
Combined ratio	93.5%	94.8%	95.4%	94.5%

Share-Based Compensation

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At June 30, 2013, there were 529,555 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of share based awards granted under the Incentive Plan during the six months ended June 30, 2013 is as follows:

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

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2013, the FAIR Plan purchased $1,000,000 of catastrophe reinsurance for property losses in excess of $200,000.  At June 30, 2013, we had no material amounts recoverable from any reinsurer, excluding $56,435 recoverable from CAR.

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

Results of Operations

Three and Six Months Ended June 30, 2013 Months Compared to Three and Six Months Ended June 30, 2012

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Direct written premiums	$198,875	$185,830	$384,429	$362,083
Net written premiums	$189,849	$176,993	$368,537	$346,291
Net earned premiums	$169,550	$159,070	$335,989	$314,606
Net investment income	9,727	10,500	20,114	20,409
Net realized gains on investments	140	617	542	1,073
Finance and other service income	4,584	4,521	9,152	9,026
Total revenue	184,001	174,708	365,797	345,114
Loss and loss adjustment expenses	106,976	102,695	219,121	200,739
Underwriting, operating and related expenses	51,467	48,010	101,565	96,548
Interest expense	21	22	43	44
Total expenses	158,464	150,727	320,729	297,331
Income before income taxes	25,537	23,981	45,068	47,783
Income tax expense	7,478	7,025	13,025	13,618
Net income	$18,059	$16,956	$32,043	$34,165
Earnings per weighted average common share:
Basic	$1.17	$1.11	$2.09	$2.24
Diluted	$1.17	$1.11	$2.08	$2.24
Cash dividends paid per common share	$0.60	$0.50	$1.20	$1.00

Direct Written Premiums.  Direct written premiums for the quarter ended June 30, 2013 increased by $13,045, or 7.0%, to $198,875 from $185,830 for the comparable 2012 period.  Direct written premiums for the six months ended June 30, 2013 increased by $22,346, or 6.2%, to $384,429 from $362,083 for the comparable 2012 period.  The 2013 increases occurred primarily in our personal automobile and homeowners business lines, which experienced increases of 3.9%, and 5.7%, respectively, in average written premium per exposure. Written exposures decreased slightly in our personal automobile line by 0.4% and increased by 5.4% in our homeowners business line.  The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.

Net Written Premiums.  Net written premiums for the quarter ended June 30, 2013 increased by $12,856, or 7.3%, to $189,849 from $176,993 for the comparable 2012 period.  Net written premiums for the six months ended June 30, 2013 increased by $22,246, or 6.4%, to $368,537 from $346,291 for the comparable 2012 period.  The 2013 increase was primarily due to the factors that increased direct personal automobile and homeowners written premiums.

Net Earned Premiums.  Net earned premiums for the quarter ended June 30, 2013 increased by $10,480, or 6.6%, to $169,550 from $159,070 for the comparable 2012 period.  Net earned premiums for the six months ended June 30, 2013 increased by $21,383, or 6.8% to $335,989 from $314,606 for the comparable 2012 period.  The 2013 increase was primarily due to the factors that increased direct personal automobile and homeowners written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Written Premiums
Direct	$198,875	$185,830	$384,429	$362,083
Assumed	5,227	4,006	11,263	8,729
Ceded	(14,253)	(12,843)	(27,155)	(24,521)
Net written premiums	$189,849	$176,993	$368,537	$346,291

Earned Premiums
Direct	$178,146	$166,868	$351,835	$329,274
Assumed	4,441	4,154	9,765	8,421
Ceded	(13,037)	(11,952)	(25,611)	(23,089)
Net earned premiums	$169,550	$159,070	$335,989	$314,606

Net Investment Income.  Net investment income for the quarter ended June 30, 2013 decreased by $773 or 7.4%, to $9,727 from $10,500 for the comparable 2012 period.  Net investment income for the six months ended June 30, 2013 decreased by $295, or 1.4%, to $20,114 from $20,409 for the comparable 2012 period.  Net effective annualized yield on the investment portfolio decreased to 3.4% and 3.5%, respectively, for the quarter and six months ended June 30, 2013, from 3.8% and 3.7% for the comparable 2012 periods.  Our duration was 3.8 years at June 30, 2013 compared to 3.6 years at December 31, 2012.

Net Realized Gains on Investments.  Net realized gains on investments were $140 for the quarter ended June 30, 2013 compared to net realized gains of $617 for the comparable 2012 period.  Net realized gains on investments were $542 for the six months ended June 30, 2013 compared to net realized gains of $1,073 for the comparable 2012 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities were as follows:

	As of June 30, 2013
			Gross Unrealized Losses (2)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (3)	Value
U.S. Treasury securities	$2,512	$16	$(13)	$—	$2,515
Obligations of states and political subdivisions	456,616	15,416	(2,583)	—	469,449
Residential mortgage-backed securities (1)	206,958	8,011	(2,825)	—	212,144
Commercial mortgage-backed securities	33,586	575	(37)	—	34,124
Other asset-backed securities	14,361	636	(25)	—	14,972
Corporate and other securities	377,177	10,165	(2,518)	—	384,824
Subtotal, fixed maturity securities	1,091,210	34,819	(8,001)	—	1,118,028
Equity securities	42,798	3,901	(188)	—	46,511
Totals	$1,134,008	$38,720	$(8,189)	$—	$1,164,539

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

(2)  Our investment portfolio included 292 securities in an unrealized loss position at June 30, 2013.

(3)  Amounts in this column represent other-than-temporary impairments recognized in accumulated other comprehensive income.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of June 30, 2013
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$217,850	19.5%
Aaa/Aa	485,747	43.4
A	192,572	17.2
Baa	82,684	7.4
Ba	45,083	4.0
B	62,509	5.6
Caa	7,007	0.6
Not rated	24,576	2.3
Total	$1,118,028	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of June 30, 2013, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.  We have no exposure to European sovereign debt.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2013.

	As of June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,499	$13	$—	$—	$1,499	$13
Obligations of states and political subdivisions	69,631	2,551	1,003	32	70,634	2,583
Residential mortgage-backed securities	68,818	2,629	8,994	196	77,812	2,825
Commercial mortgage-backed securities	10,241	37	—	—	10,241	37
Other asset-backed securities	6,589	25	—	—	6,589	25
Corporate and other securities	106,565	2,410	5,413	108	111,978	2,518
Subtotal, fixed maturity securities	263,343	7,665	15,410	336	278,753	8,001
Equity securities	6,239	188	—	—	6,239	188
Total temporarily impaired securities	$269,582	$7,853	$15,410	$336	$284,992	$8,189

As of June 30, 2013, we held insured investment securities of approximately $109,521, which represented approximately 9.4% of our total investments.  Approximately $62,168 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of June 30, 2013.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of June 30, 2013
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$18,071	$8,999	$9,072
Financial Guaranty Insurance Company	266	266	—
Assured Guaranty Municipal Corporation	42,752	31,956	10,796
National Public Finance Guaranty Corporation	48,432	20,947	27,485
Total	$109,521	$62,168	$47,353

The Moody’s rating of the Company’s insured investments held at June 30, 2013 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of June 30, 2013 for potential other-than-temporary asset impairments.  We held no debt securities at June 30, 2013 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was performed for securities appearing on our “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The unrealized losses recorded on the investment portfolio at June 30, 2013 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the six months ended June 30, 2013 and 2012, there was no significant deterioration in the credit quality of any of our holdings and no other-than-temporary impairment (“OTTI”) charges were recorded related to our portfolio of investment securities.

For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income increased by $63, or 1.4%, to $4,584 for the three months ended June 30, 2013 from $4,521 for the comparable 2012 period.  Finance and other service income increased by $126, or 1.4%, to $9,152 for the six months ended June 30, 2013 from $9,026 for the comparable 2012 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended June 30, 2013 increased by $4,281, or 4.2%, to $106,976 from $102,695 for the comparable 2012 period.  Losses and loss adjustment expenses incurred for the six months ended June 30, 2013 increased by $18,382, or 9.2%, to $219,121 from $200,739 for the comparable 2012 period.  Our GAAP loss ratio for the three months ended June 30, 2013 decreased to 63.1% from 64.6% for the comparable 2012 period.  Our GAAP loss ratio for the six months ended June 30, 2013 increased to 65.2% from 63.8% for the comparable 2012 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended June 30, 2013 decreased to 54.3% from 55.5% for the comparable 2012 period.  Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2013 increased to 56.2% from 54.5% for the comparable 2012 period.  Total prior year favorable development included in the pre-tax results for the three and six months ended June 30, 2013 was $7,009 and $14,409, respectively, compared to prior years favorable development of $3,622 and $7,609, respectively, for the comparable 2012 periods.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended June 30, 2013 increased by $3,457, or 7.2%, to $51,467 from $48,010 for the comparable 2012 period.  Underwriting, operating and related expenses for the six months ended June 30, 2013 increased by $5,017, or 5.2%, to $101,565 from $96,548 for the comparable 2012 period.  The 2013 increase is primarily due to an increase in commissions to agents.  Our GAAP expense ratios for the three months ended June 30, 2013 increased to 30.4% from 30.2% for the comparable 2012 period. Our GAAP expense ratios for the six months ended June 30, 2013 decreased to 30.2% from 30.7% for the comparable 2012 period.

Interest Expenses.  Interest expense for the three months ended June 30, 2013 was $21 and $22 for the comparable 2012 period. Interest expense for the six months ended June 30, 2013 was $43 and $44 for the comparable 2012 period.  The credit facility commitment fee included in interest expense for both the three and six months ended June 30, 2013 and 2012 was $19 and $37, respectively.

Income Tax Expense.  Our effective tax rate was 29.3% for both of the three months ended June 30, 2013 and 2012.  Our effective tax rate was 28.9% and 28.5% for the six months ended June 30, 2013 and 2012, respectively.  These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

Net Income.  Net income for the three months ended June 30, 2013 was $18,059 compared to $16,956 for the comparable 2012 period. The increase in net income for the three months ended June 30, 2013 from the comparable 2012 period was primarily attributable to the increase in net earned premiums, as discussed above. Net income for the six months ended June 30, 2013 was $32,043 compared to $34,165 for the comparable 2012 period.  The decrease in net income for the six months ended June 30, 2013 from the comparable 2012 period was primarily attributable to the increase in loss and loss adjustments expenses, as discussed above.

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

Net cash provided by operating activities was $35,095 and $41,025 during the six months ended June 30, 2013 and  2012, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for  investing activities was $13,626 during the six months ended June 30, 2013, primarily the result of purchases of fixed maturity securities and equity securities exceeding proceeds from sales, paydowns, redemptions, calls and maturities of fixed maturity securities. Net cash provided by investing activities was $23,883 during the six months ended June 30, 2012, primarily the result of proceeds from sales, paydowns, redemptions, calls and maturities of fixed maturity securities exceeding purchases of fixed maturity securities.

Net cash used for financing activities was $21,064 and $14,807 during the six months ended June 30, 2013 and 2012, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders and acquisition of treasury shares.  The increase in net cashed used for financing activities was primarily attributable to the acquisition of $4,799 of treasury shares during the six months ended June 30, 2013 compared to no acquisitions during the comparable 2012 period.

The Insurance Subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments.  In recent years, global financial markets experienced unprecedented and challenging conditions, including a tightening in the availability of credit, the failure of several large financial institutions and concerns about the creditworthiness of the sovereign debt of several European and other countries.  We believe that recent and ongoing government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of the assets we hold will allow us to realize these securities’ anticipated long-term economic value.  Furthermore, as of June 30, 2013, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value.  We do not anticipate the need to sell these securities to meet the Insurance Subsidiaries cash requirements.  We expect the Insurance Subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements.  However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

Credit Facility

For information regarding our Credit Facility, please refer to Item 1- Financial Statements, Note 8, Debt, of this Form 10-Q.

Recent Accounting Pronouncements

For information regarding Recent Accounting Pronouncements, please refer to Item 1- Financial Statements, Note 2, Recent Accounting Pronouncements, of this Form 10-Q.

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2012, the statutory surplus of Safety Insurance was $599,024, and its net income for 2012 was $52,435.  As a result, a maximum of $59,902 is available in 2013 for such dividends without prior approval of the Commissioner.  During the six months ended June 30, 2013, Safety Insurance recorded dividends to Safety of $19,461.  As result of this Massachusetts statue, the Insurance Subsidiaries had restricted net assets in the amount of $539,122 at December 31, 2012.

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

Since the initial public offering of its common stock In November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2013 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2013	March 1, 2013	March 15, 2013	$0.60	$9,200
May 6, 2013	June 3, 2013	June 14, 2013	$0.60	$9,252

On August 7, 2013, our Board approved and declared a cash dividend of $0.60 per share which will be paid on September 13, 2013 to shareholders of record on September 3, 2013.  We plan to continue to declare and pay quarterly cash dividends in 2013, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  On March 19, 2009, our Board increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company’s outstanding common shares.  On August 4, 2010, our Board again increased the existing share repurchase program by authorizing repurchase of up to $90,000 of the Company’s outstanding common shares.  Under the program, we may repurchase shares of our common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of June 30, 2013 and December 31, 2012, the Company had purchased 1,819,547 and 1,728,645 shares on the open market at a cost of $60,368 and $55,569.

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

Risk-Based Capital Requirements

The National Association of Insurance Commisioners has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations.  Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.  The risk-based capital law provides for four levels of regulatory action.  The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls.  As of December 31, 2012, the Insurance Subsidiaries had total adjusted capital of $599,024, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.  Minimum statutory capital and surplus, or company action level risk-based capital, was $85,639 at December 31, 2012.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $347,913 to $381,456 as of June 30, 2013.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $375,137 as of June 30, 2013.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2013.

Line of Business	Low	Recorded	High
Private passenger automobile	$215,943	$228,242	$230,713
Commercial automobile	46,035	49,562	51,663
Homeowners	51,866	58,312	59,341
All other	34,069	39,021	39,739
Total	$347,913	$375,137	$381,456

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of June 30, 2013.

Line of Business	Case	IBNR	Total
Private passenger automobile	$233,620	$(6,820)	$226,800
CAR assumed private passenger auto	816	626	1,442
Commercial automobile	33,427	4,292	37,719
CAR assumed commercial automobile	6,553	5,290	11,843
Homeowners	36,849	14,340	51,189
FAIR Plan assumed homeowners	3,485	3,638	7,123
All other	22,290	16,731	39,021
Total net reserves for losses and LAE	$337,040	$38,097	$375,137

At June 30, 2013, our total IBNR reserves for our private passenger automobile line of business was comprised of $28,231 related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $21,411 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 44.7% of our total reserves for CAR assumed commercial automobile business as of June 30, 2013 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 51.1% of our total reserves for FAIR Plan assumed homeowners at June 30, 2013 due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of June 30, 2013.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$226,800
CAR assumed private passenger automobile		$1,442
Net private passenger automobile			$228,242
Commercial automobile	37,719
CAR assumed commercial automobile		11,843
Net commercial automobile			49,562
Homeowners	51,189
FAIR Plan assumed homeowners		7,123
Net homeowners			58,312
All other	39,021	—	39,021
Total net reserves for losses and LAE	$354,729	$20,408	$375,137

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the six months ended June 30, 2013, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $3,360.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $2,184 on net income, or $0.14 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the six months ended June 30, 2013.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,536)	$(2,268)	$—
Estimated increase in net income	2,948	1,474	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,268)	—	2,268
Estimated increase (decrease) in net income	1,474	—	(1,474)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,268	4,536
Estimated decrease in net income	—	(1,474)	(2,948)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(754)	(377)	—
Estimated increase in net income	490	245	—
No Change in Severity
Estimated (decrease) increase in reserves	(377)	—	377
Estimated increase (decrease) in net income	245	—	(245)
+1 Percent Change in Severity
Estimated increase in reserves	—	377	754
Estimated decrease in net income	—	(245)	(490)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,024)	(512)	—
Estimated increase in net income	666	333	—
No Change in Severity
Estimated (decrease) increase in reserves	(512)	—	512
Estimated increase (decrease) in net income	333	—	(333)
+1 Percent Change in Severity
Estimated increase in reserves	—	512	1,024
Estimated decrease in net income	—	(333)	(666)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(780)	(390)	—
Estimated increase in net income	507	254	—
No Change in Severity
Estimated (decrease) increase in reserves	(390)	—	390
Estimated increase (decrease) in net income	254	—	(254)
+1 Percent Change in Severity
Estimated increase in reserves	—	390	780
Estimated decrease in net income	—	(254)	(507)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2013.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(14)	$14
Estimated increase (decrease) in net income	9	(9)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(118)	118
Estimated increase (decrease) in net income	77	(77)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(71)	71
Estimated increase (decrease) in net income	46	(46)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $14,409, and $7,609 during the six months ended June 30, 2013 and 2012, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2013 and 2012.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Six Months Ended June 30,
Accident Year	2013	2012
2003 & prior	$(162)	$(486)
2004	(110)	(236)
2005	(291)	(1,206)
2006	(965)	(737)
2007	(1,709)	(535)
2008	(2,472)	(1,592)
2009	(2,885)	(2,345)
2010	(2,501)	(4,424)
2011	(2,383)	3,952
2012	(931)	—
All prior years	$(14,409)	$(7,609)

The decreases in prior years’ reserves during the six months ended June 30, 2013 and 2012 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2013 decrease is primarily composed of reductions of $8,364 in our retained private passenger automobile reserves, $2,093 in our retained commercial automobile reserves and $3,361 in our retained homeowners reserves.  The 2012 decrease is primarily composed of reductions of $7,556 in our retained private passenger automobile reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the six months ended June 30, 2013.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2002 & prior	$(121)	$(18)	$(23)	$—	$(162)
2003	(114)	4	—	—	(110)
2004	(277)	(32)	16	2	(291)
2005	(920)	(58)	5	8	(965)
2006	(722)	(754)	(48)	(185)	(1,709)
2007	(1,936)	(504)	(77)	45	(2,472)
2008	(1,924)	(24)	(923)	(14)	(2,885)
2009	(1,222)	(10)	(1,459)	190	(2,501)
2010	(1,566)	(36)	(528)	(253)	(2,383)
2011	(306)	185	(787)	(23)	(931)
All prior years	$(9,108)	$(1,247)	$(3,824)	$(230)	$(14,409)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the six months ended June 30, 2013; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2002 & prior	$(24)	$(3)	$(23)	$—	$(50)
2003	(7)	(1)	—	—	(8)
2004	(279)	(2)	—	2	(279)
2005	(625)	(2)	—	8	(619)
2006	(625)	(754)	(48)	(185)	(1,612)
2007	(1,751)	(504)	(84)	45	(2,294)
2008	(1,959)	(33)	(907)	(14)	(2,913)
2009	(1,222)	(111)	(1,488)	190	(2,631)
2010	(1,566)	(254)	(379)	(253)	(2,452)
2011	(306)	(429)	(432)	(23)	(1,190)
All prior years	$(8,364)	$(2,093)	$(3,361)	$(230)	$(14,048)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the six months ended June 30, 2013.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2002 & prior	$(97)	$(15)	$—	$(112)
2003	(107)	5	—	(102)
2004	2	(30)	16	(12)
2005	(295)	(56)	5	(346)
2006	(97)	—	—	(97)
2007	(185)	—	7	(178)
2008	35	9	(16)	28
2009	—	101	29	130
2010	—	218	(149)	69
2011	—	614	(355)	259
All prior years	$(744)	$846	$(463)	$(361)

Our private passenger automobile line of business prior year reserves decreased by $9,108 for the six months ended June 30, 2013.  The decrease was primarily due to improved retained private passenger results of $6,498 for the accident years 2007 through 2010.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our retained commercial automobile line of business prior year reserves decreased by $2,093 for the six months ended June 30, 2013 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves decreased by $3,361 for the six months ended June 30, 2013.  Our FAIR Plan homeowners line of business prior year reserves decreased by $463 for the six months ended June 30, 2013.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2013
Estimated fair value	$1,160,260	$1,118,028	$1,072,924
Estimated increase (decrease) in fair value	$42,232	$—	$(45,104)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At June 30, 2013, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2013, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands except per share data)

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

The following table provides information about Safety’s share repurchase activity for the three months ended June 30, 2013.

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares that
	Number of	Price	Purchased as	May Yet Be
	Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan
April 1-30	—	$—	1,728,645	$34,431
May 1-31	84,475	$52.78	1,813,120	$29,972
June 1-30	6,427	$52.85	1,819,547	$29,632

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

Date: August 9, 2013

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(2)

10.2	Employment Agreement by and between Safety Insurance Group, Inc. and Paul J. Narciso, as of August 5, 2013(2)

11.0	Statement re: Computation of Per Share Earnings(1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(2)

(1)  Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, Earnings per Weighted Average Common Share.

(2)  Included herein.