Form 10-Q
period 2013-09-30
SAFETY INSURANCE GROUP INC
filed 2013-11-12
CIK 1172052

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 5, 2013, there were 15,389,412 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,100,077 and $1,100,414)	$1,124,982	$1,165,553
Equity securities, at fair value (cost: $52,879 and $21,237)	57,362	22,800
Total investments	1,182,344	1,188,353
Cash and cash equivalents	38,305	35,383
Accounts receivable, net of allowance for doubtful accounts	185,546	165,750
Receivable for securities sold	3,441	835
Accrued investment income	10,251	10,587
Taxes recoverable	151	5,529
Receivable from reinsurers related to paid loss and loss adjustment expenses	12,092	6,610
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	58,568	52,185
Ceded unearned premiums	17,226	16,206
Deferred policy acquisition costs	67,088	60,665
Deferred income taxes	4,207	—
Equity and deposits in pools	19,550	16,965
Other assets	15,268	15,278
Total assets	$1,614,037	$1,574,346

Liabilities
Loss and loss adjustment expense reserves	$438,496	$423,842
Unearned premium reserves	392,265	353,219
Accounts payable and accrued liabilities	51,246	65,458
Payable for securities purchased	11,277	2,630
Payable to reinsurers	17,674	7,056
Deferred income taxes	—	8,202
Other liabilities	9,638	19,580
Total liabilities	920,596	879,987

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,205,134 and 17,052,034 shares issued	172	170
Additional paid-in capital	169,154	163,041
Accumulated other comprehensive income, net of taxes	19,103	43,356
Retained earnings	565,380	543,361
Treasury Stock, at cost: 1,819,547 and 1,728,645 shares	(60,368)	(55,569)
Total shareholders’ equity	693,441	694,359
Total liabilities and shareholders’ equity	$1,614,037	$1,574,346

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net earned premiums	$172,246	$162,493	$508,235	$477,099
Net investment income	10,023	10,142	30,137	30,551
Net realized gains on investments	657	153	1,199	1,226
Finance and other service income	4,768	4,743	13,920	13,769
Total revenue	187,694	177,531	553,491	522,645

Losses and loss adjustment expenses	109,183	106,445	328,304	307,184
Underwriting, operating and related expenses	52,940	50,054	154,505	146,602
Interest expense	23	22	66	66
Total expenses	162,146	156,521	482,875	453,852

Income before income taxes	25,548	21,010	70,616	68,793
Income tax expense	7,892	6,676	20,917	20,294
Net income	$17,656	$14,334	$49,699	$48,499

Earnings per weighted average common share:
Basic	$1.15	$0.94	$3.24	$3.17
Diluted	$1.14	$0.94	$3.23	$3.17

Cash dividends paid per common share	$0.60	$0.60	$1.80	$1.60

Number of shares used in computing earnings per share:
Basic	15,369,285	15,312,178	15,355,623	15,277,560
Diluted	15,429,809	15,319,885	15,395,434	15,284,400

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$17,656	$14,334	$49,699	$48,499

Other comprehensive income, net of tax:
Unrealized holding (losses) gains during the period, net of tax (benefit) expense of ($170), $4,532, ($12,640), and $6,610	(315)	8,417	(23,474)	12,275
Reclassification adjustment for gains included in net income, net of tax expense of ($230), ($53), ($420), and ($429)	(427)	(100)	(779)	(797)
Unrealized (losses) gains on securities available for sale	(742)	8,317	(24,253)	11,478

Comprehensive income	$16,914	$22,651	$25,446	$59,977

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2011	$169	$157,167	$35,621	$518,925	$(55,569)	$656,313
Net income, January 1 to September 30, 2012				48,499		48,499
Other comprehensive income, net of deferred federal income taxes			11,478			11,478
Restricted share awards issued	1	166				167
Recognition of employee share-based compensation, net of deferred federal income taxes		3,409				3,409
Exercise of options, net of federal income taxes		984				984
Dividends paid and accrued				(24,441)		(24,441)
Balance at September 30, 2012	$170	$161,726	$47,099	$542,983	$(55,569)	$696,409

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2012	$170	$163,041	$43,356	$543,361	$(55,569)	$694,359
Net income, January 1 to September 30, 2013				49,699		49,699
Other comprehensive loss, net of deferred federal income taxes			(24,253)			(24,253)
Restricted share awards issued	1	187				188
Recognition of employee share-based compensation, net of deferred federal income taxes		3,517				3,517
Exercise of options, net of federal income taxes	1	2,409				2,410
Dividends paid and accrued				(27,680)		(27,680)
Acquisition of treasury stock					(4,799)	(4,799)
Balance at September 30, 2013	$172	$169,154	$19,103	$565,380	$(60,368)	$693,441

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$49,699	$48,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	11,085	10,691
Provision for deferred income taxes	650	550
Gains on sale of fixed assets	(3)	—
Net realized gains on investments	(1,199)	(1,226)
Changes in assets and liabilities:
Accounts receivable	(19,796)	(26,190)
Accrued investment income	336	77
Receivable from reinsurers	(11,865)	(5,577)
Ceded unearned premiums	(1,020)	(990)
Deferred policy acquisition costs	(6,423)	(7,189)
Other assets	3,529	1,791
Loss and loss adjustment expense reserves	14,654	9,769
Unearned premium reserves	39,046	41,875
Accounts payable and accrued liabilities	(14,212)	(3,312)
Payable to reinsurers	10,618	9,539
Other liabilities	(9,997)	(1,951)
Net cash provided by operating activities	65,102	76,356

Cash flows from investing activities:
Fixed maturities purchased	(171,967)	(234,335)
Equity securities purchased	(39,631)	(8,343)
Proceeds from sales and paydowns of fixed maturities	139,970	132,576
Proceeds from maturities, redemptions, and calls of fixed maturities	34,264	48,014
Proceed from sales of equity securities	8,588	7,939
Fixed assets purchased	(3,462)	(2,987)
Fixed assets sold	3	—
Net cash used for investing activities	(32,235)	(57,136)

Cash flows from financing activities:
Proceeds from stock options exercised	2,479	1,028
Dividends paid to shareholders	(27,625)	(24,441)
Acquisition of treasury stock	(4,799)	—
Net cash used for financing activities	(29,945)	(23,413)

Net increase (decrease) in cash and cash equivalents	2,922	(4,193)
Cash and cash equivalents at beginning of year	35,383	37,890
Cash and cash equivalents at end of period	$38,305	$33,697

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

The financial information as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods.  These unaudited interim consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2013.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income available to common shareholders for basic and diluted earnings per share	$17,656	$14,334	$49,699	$48,499

Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,369,285	15,312,178	15,355,623	15,277,560
Common equivalent shares- stock options	4,051	7,707	6,244	6,840
Common equivalent shares- non-vested stock grants	56,473	—	33,567	—
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,429,809	15,319,885	15,395,434	15,284,400

Basic earnings per share	$1.15	$0.94	$3.24	$3.17
Diluted earnings per share	$1.14	$0.94	$3.23	$3.17

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive.  There were no anti-dilutive stock options for the three and nine months ended September 30, 2013.  There were no anti-dilutive stock options for the three months ended September 30, 2012 and 71,800 anti-dilutive stock options for the nine months ended September 30, 2012.

4.  Share-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At September 30, 2013, there were 530,832 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes stock option activity under the Incentive Plan for the nine months ended September 30, 2013.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	87,500	$39.24
Exercised	(63,475)	$39.07
Outstanding at end of period	24,025	$39.69	2.2 years	$319
Exercisable at end of period	24,025	$39.69	2.2 years	$319

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, which is the difference between the fair value based upon the Company’s closing stock price on September 30, 2013 and the exercise price which would have been received by the option holders had all option holders exercised their options as of that date.  The range of exercise prices on stock options outstanding under the Incentive Plan was $18.50 to $42.85 at September 30, 2013 and $13.30 to $42.85 at September 30, 2012.  The total intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 was $882 and $383, respectively.  Cash received from options exercised was $2,479 and $1,028 for the nine months ended September 30, 2013 and 2012, respectively.

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

In addition to service-based awards, the Company granted performance-based restricted shares in 2013 to certain employees.  These performance shares will cliff vest after a three-year performance period provided certain performance measures are attained.  A portion of these awards, which contain a market condition, vest according to the level of total shareholder return achieved by the Company compared to its property-casualty insurance peers over a three-year period.  The remainder, which contain a performance condition, vest according to the level of Company’s combined ratio results compared to its property-casualty insurance peers over the same three-year performance period.

Actual payouts can range from 0% to 200% of target shares awarded depending upon the level of achievement of the respective market and performance conditions during a three fiscal-year performance period ending at the end of 2015.  Compensation expense for performance share awards is based on the probable number of awards expected to vest using the performance level most likely to be achieved at the end of the performance period.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes restricted stock activity under the Incentive Plan during the nine months ended September 30, 2013, assuming a target payout for the 2013 performance-based shares.

	Shares	Weighted	Performance-based	Weighted
	Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	263,883	$41.47	—	$—
Granted	57,632	$47.87	37,456	$44.13
Vested and unrestricted	(103,788)	$40.75	—	$—
Forfeited	(5,463)	$43.48	—	$—
Outstanding at end of period	212,264	$43.51	37,456	$44.13

As of September 30, 2013, there was $7,440 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.2 years.  The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2013 and 2012 was $4,230 and $4,284, respectively.  For the nine months ended September 30, 2013 and 2012, the Company recorded compensation expense related to restricted stock of $2,239 and $2,179, net of income tax benefits of $1,205 and $1,173, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities were as follows for the periods indicated.

	As of September 30, 2013
			Gross Unrealized Losses (2)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (3)	Value
U.S. Treasury securities	$2,512	$5	$(6)	$—	$2,511
Obligations of states and political subdivisions	457,228	13,621	(2,823)	—	468,026
Residential mortgage-backed securities (1)	213,961	7,695	(1,829)	—	219,827
Commercial mortgage-backed securities	36,851	404	(15)	—	37,240
Other asset-backed securities	14,006	196	(9)	—	14,193
Corporate and other securities	375,519	10,045	(2,379)	—	383,185
Subtotal, fixed maturity securities	1,100,077	31,966	(7,061)	—	1,124,982
Equity securities	52,879	4,667	(184)	—	57,362
Totals	$1,152,956	$36,633	$(7,245)	$—	$1,182,344

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

(2)  Our investment portfolio included 254 and 75 securities in an unrealized loss position at September 30, 2013 and December 31, 2012, respectively.

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

	As of September 30, 2013
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$21,726	$22,182
Due after one year through five years	334,177	344,417
Due after five years through ten years	215,246	221,005
Due after ten years	264,110	266,118
Asset-backed securities	264,818	271,260
Totals	$1,100,077	$1,124,982

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross realized gains
Fixed maturity securities	$211	$374	$685	$1,432
Equity securities	568	—	655	266
Gross realized losses
Fixed maturity securities	(92)	(221)	(108)	(447)
Equity securities	(30)	—	(33)	(25)
Net realized gains on investments	$657	$153	$1,199	$1,226

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

The following tables as of September 30, 2013 and December 31, 2012 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,505	$6	$—	$—	$1,505	$6
Obligations of states and political subdivisions	77,923	2,823	—	—	77,923	2,823
Residential mortgage-backed securities	65,667	1,656	5,115	173	70,782	1,829
Commercial mortgage-backed securities	6,984	15	—	—	6,984	15
Other asset-backed securities	4,604	9	—	—	4,604	9
Corporate and other securities	102,848	2,345	865	34	103,713	2,379
Subtotal, fixed maturity securities	259,531	6,854	5,980	207	265,511	7,061
Equity securities	5,192	184	—	—	5,192	184
Total temporarily impaired securities	$264,723	$7,038	$5,980	$207	$270,703	$7,245

	As of December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$2,868	$17	$—	$—	$2,868	$17
Residential mortgage-backed securities	50,779	966	3,938	40	54,717	1,006
Commercial mortgage-backed securities	107	—	—	—	107	—
Corporate and other securities	22,979	269	—	—	22,979	269
Subtotal, fixed maturity securities	76,733	1,252	3,938	40	80,671	1,292
Equity securities	1,145	23	303	43	1,448	66
Total temporarily impaired securities	$77,878	$1,275	$4,241	$83	$82,119	$1,358

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The unrealized losses in the Company’s fixed income and equity portfolio as of September 30, 2013 were reviewed for potential other-than-temporary asset impairments.  The Company held no securities at September 30, 2013 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at September 30, 2013 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

During the nine months ended September 30, 2013 and 2012, there was no significant deterioration in the credit quality of any of the Company’s holdings and no OTTI charges were recorded related to the Company’s portfolio of investment securities.  At September 30, 2013 and December 31, 2012, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest on fixed maturity securities	$10,113	$10,570	$30,846	$31,571
Dividends on equity securities	493	187	936	327
Interest on other assets	21	20	118	49
Interest on cash and cash equivalents	1	—	11	14
Total investment income	10,628	10,777	31,911	31,961
Investment expenses	605	635	1,774	1,410
Net investment income	$10,023	$10,142	$30,137	$30,551

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

With the exception of the REIT which is categorized as a Level 3 security, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2013.  There were no significant changes to the valuation process during the nine months ending September 30, 2013.  As of September 30, 2013 and December 31, 2012, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

	As of September 30, 2013
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$2,511	$—	$2,511	$—
Obligations of states and political subdivisions	468,026	—	468,026	—
Residential mortgage-backed securities	219,827	—	219,827	—
Commercial mortgage-backed securities	37,240	—	37,240	—
Other asset-backed securities	14,193	—	14,193	—
Corporate and other securities	383,185	—	383,185	—
Equity securities	57,362	51,595	—	5,767
Total investment securities	$1,182,344	$51,595	$1,124,982	$5,767

	As of December 31, 2012
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$7,155	$—	$7,155	$—
Obligations of states and political subdivisions	491,183	—	491,183	—
Residential mortgage-backed securities	225,897	—	225,897	—
Commercial mortgage-backed securities	40,474	—	40,474	—
Other asset-backed securities	22,186	—	22,186	—
Corporate and other securities	378,658	—	378,658	—
Equity securities	22,800	17,454	—	5,346
Total investment securities	$1,188,353	$17,454	$1,165,553	$5,346

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2013 and 2012.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$5,533	$—	$5,346	$—
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	234	—	421	—
Purchases and sales	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—
Balance at end of period	$5,767	$—	$5,767	$—
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of level 3 during the three and nine months ended September 30, 2013 and 2012.  The Company held one Level 3 security at September 30, 2013 and no Level 3 securities at September 30, 2012.

6.   Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Nine Months Ended September 30,
	2013	2012
Reserves for losses and LAE at beginning of year	$423,842	$403,872
Less receivable from reinsurers related to unpaid losses and LAE	(52,185)	(51,774)
Net reserves for losses and LAE at beginning of year	371,657	352,098
Incurred losses and LAE, related to:
Current year	350,066	319,056
Prior years	(21,762)	(11,872)
Total incurred losses and LAE	328,304	307,184
Paid losses and LAE related to:
Current year	212,913	185,121
Prior years	107,120	112,635
Total paid losses and LAE	320,033	297,756
Net reserves for losses and LAE at end of period	379,928	361,526
Plus receivable from reinsurers related to unpaid losses and LAE	58,568	52,115
Reserves for losses and LAE at end of period	$438,496	$413,641

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $21,762 and $11,872 for the nine months ended September 30, 2013 and 2012, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decrease in prior years reserves during the 2013 period is primarily composed of reductions in the Company’s retained automobile reserves and retained homeowners reserves.  The decrease in prior year reserves during the 2012 period is primarily composed of a reduction in the Company’s automobile reserves, partially offset by an increase in the accident year 2011 reserves of homeowners and all other business lines.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The Company’s private passenger automobile line of business reserves decreased for the nine months ended September 30, 2013 and 2012 primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

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

Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund (“Insolvency Fund”).  Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer.  Although the Company has not received written notice regarding 2013 actions to be taken by the Insolvency Fund, based upon existing knowledge that an assessment was approved by the Board of Directors of the Insolvency Fund at its October 26, 2013 meeting, the Company increased its estimated potential assessments to $1,250 for the nine months ended September 30, 2013, which resulted in an increase to underwriting expenses of $1,000 for the three months ended September 30, 2013. During the comparable 2012 period, similarly without receipt of written notice but based upon existing knowledge of the assessment amount approved by the Board of Directors of the Insolvency Fund at its October 20, 2012 meeting, the Company reduced its estimated potential assessments to $0 for the nine months ended September 30, 2012, which resulted in a reduction to underwriting expenses of $250 for the three months ended September 30, 2012.

It is anticipated that there will be additional assessments from time to time relating to various insolvencies.  Although the timing and amounts of any future assessments are not known, based upon existing knowledge, management’s opinion is that such future assessments are not expected to have a material effect upon the financial position of the Company.

8.  Debt

On August 21, 2013, the Company extended its Revolving Credit Agreement (the “Credit Agreement”) with RBS Citizens, NA (“RBS Citizens”) to a maturity date of August 14, 2018.  The Credit Agreement provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000.  Loans under the credit facility bear interest at the Company’s option at either (i) the LIBOR rate plus 1.25% per annum or (ii) the higher of RBS Citizens prime rate or 0.5% above the federal funds rate plus 1.25% per annum.  Interest only is payable prior to maturity.

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  As of September 30, 2013, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at September 30, 2013 and December 31, 2012.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at September 30, 2013 and 2012.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

9.   Income Taxes

Federal income tax expense for the nine months ended September 30, 2013 and 2012 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the nine months ended September 30, 2013, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

The Company’s U.S. federal tax return for the year ended December 31, 2011 is currently under examination by the IRS.  In the Company’s opinion, adequate tax liabilities have been established for all years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised. Tax years prior to 2010 are closed.

10.  Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30, 2013, the Board of Directors had authorized increases to the existing share repurchase program of up to $90,000 of the Company’s outstanding common shares.  On November 4, 2013, the Board of Directors again increased the existing share repurchase program by authorizing repurchase of up to $150,000 of the Company’s outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

During the nine months ending September 30, 2013, the Company purchased 90,902 shares on the open market under the program at a cost of $4,799.  No share purchases were made under the program during the nine months ending September 30, 2012.  As of September 30, 2013, the Company had purchased 1,819,547 shares on the open market at a cost of $60,368.  As of December 31, 2012, the Company had purchased 1,728,645 shares on the open market at a cost of $55,569.

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

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.  During the nine months ended September 30, 2013 and 2012, we wrote $10,084 and $6,456, respectively, in direct written premiums in New Hampshire.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
GAAP ratios:
Loss ratio	63.4%	65.5%	64.6%	64.4%
Expense ratio	30.7	30.8	30.4	30.7
Combined ratio	94.1%	96.3%	95.0%	95.1%

Share-Based Compensation

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At

September 30, 2013, there were 530,832 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of share based awards granted under the Incentive Plan during the nine months ended September 30, 2013 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS	March 11, 2013	28,988	$46.96	3 years, 30%-30%-40%
RS	March 11, 2013	4,000	$46.96	No vesting period (1)
RS	March 11, 2013	35,429	$43.90	3 years, cliff vesting
RS	March 27, 2013	22,485	$48.65	5 years, 20% annually
RS	July 8, 2013	500	$51.63	5 years, 20% annually
RS	August 5, 2013	1,659	$54.26	3 years, 30%-30%-40%
RS	August 5, 2013	2,027	$48.27	3 years, cliff vesting

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

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2013, the FAIR Plan purchased $1,000,000 of catastrophe reinsurance for property losses in excess of $200,000.  At September 30, 2013, we had no material amounts recoverable from any reinsurer, excluding $51,177 recoverable from CAR.

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

Results of Operations

Three and Nine Months Ended September 30, 2013 Months Compared to Three and Nine Months Ended September 30, 2012

The following table shows certain of our selected financial results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Direct written premiums	$186,627	$179,007	$571,056	$541,090
Net written premiums	$177,724	$171,692	$546,261	$517,983
Net earned premiums	$172,246	$162,493	$508,235	$477,099
Net investment income	10,023	10,142	30,137	30,551
Net realized gains on investments	657	153	1,199	1,226
Finance and other service income	4,768	4,743	13,920	13,769
Total revenue	187,694	177,531	553,491	522,645
Loss and loss adjustment expenses	109,183	106,445	328,304	307,184
Underwriting, operating and related expenses	52,940	50,054	154,505	146,602
Interest expense	23	22	66	66
Total expenses	162,146	156,521	482,875	453,852
Income before income taxes	25,548	21,010	70,616	68,793
Income tax expense	7,892	6,676	20,917	20,294
Net income	$17,656	$14,334	$49,699	$48,499
Earnings per weighted average common share:
Basic	$1.15	$0.94	$3.24	$3.17
Diluted	$1.14	$0.94	$3.23	$3.17
Cash dividends paid per common share	$0.60	$0.60	$1.80	$1.60

Direct Written Premiums.  Direct written premiums for the quarter ended September 30, 2013 increased by $7,620, or 4.3%, to $186,627 from $179,007 for the comparable 2012 period.  Direct written premiums for the nine months ended September 30, 2013 increased by $29,966, or 5.5%, to $571,056 from $541,090 for the comparable 2012 period.  The increase for the quarter ended September 30, 2013 from the comparable 2012 period occurred primarily in our homeowners and commercial automobile business lines, which experienced increases of 5.2% and 3.5%, respectively, in average written premium per exposure and increases of 5.6% and 11.4%, respectively, in written exposures.  The increase for the nine months ended September 30, 2013 from the comparable 2012 period occurred primarily in our homeowners, commercial automobile, and personal automobile business lines, which experienced increases of 5.6%, 2.1%, and 3.0%, respectively, in average written premium per exposure, increases of 5.5% and 12.2% in written exposures in our homeowners and commercial automobile business lines, and a slight decrease of 0.3% in written exposures in our personal automobile business line.

Net Written Premiums.  Net written premiums for the quarter ended September 30, 2013 increased by $6,032, or 3.5%, to $177,724 from $171,692 for the comparable 2012 period.  Net written premiums for the nine months ended September 30, 2013 increased by $28,278, or 5.5%, to $546,261 from $517,983 for the comparable 2012 period.  The 2013 increases were primarily due to the factors that increased direct written premiums in our homeowners, commercial automobile, and personal automobile lines of business as discussed above.

Net Earned Premiums.  Net earned premiums for the quarter ended September 30, 2013 increased by $9,753, or 6.0%, to $172,246 from $162,493 for the comparable 2012 period.  Net earned premiums for the nine months ended September 30, 2013 increased by $31,136, or 6.5% to $508,235 from $477,099 for the comparable 2012 period.  The 2013 increase was primarily due to the factors that increased direct written premiums in our personal automobile and homeowners business lines as discussed above.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Written Premiums
Direct	$186,627	$179,007	$571,056	$541,090
Assumed	4,163	4,505	15,426	13,234
Ceded	(13,066)	(11,820)	(40,221)	(36,341)
Net written premiums	$177,724	$171,692	$546,261	$517,983

Earned Premiums
Direct	$181,188	$170,616	$533,023	$499,890
Assumed	4,647	4,139	14,412	12,560
Ceded	(13,589)	(12,262)	(39,200)	(35,351)
Net earned premiums	$172,246	$162,493	$508,235	$477,099

Net Investment Income.  Net investment income for the quarter ended September 30, 2013 decreased by $119 or 1.2%, to $10,023 from $10,142 for the comparable 2012 period.  Net investment income for the nine months ended September 30, 2013 decreased by $414, or 1.4%, to $30,137 from $30,551 for the comparable 2012 period.  Net effective annualized yield on the investment portfolio decreased to 3.4% and 3.5%, respectively, for the quarter and nine months ended September 30, 2013, from 3.6% and 3.7%, respectively, for the comparable 2012 periods.  Our duration was 3.8 years at September 30, 2013 compared to 3.6 years at December 31, 2012.

Net Realized Gains on Investments.  Net realized gains on investments were $657 for the quarter ended September 30, 2013 compared to $153 for the comparable 2012 period.  Net realized gains on investments were $1,199 for the nine months ended September 30, 2013 compared to $1,226 for the comparable 2012 period.

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of September 30, 2013
			Gross Unrealized Losses (2)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (3)	Value
U.S. Treasury securities	$2,512	$5	$(6)	$—	$2,511
Obligations of states and political subdivisions	457,228	13,621	(2,823)	—	468,026
Residential mortgage-backed securities (1)	213,961	7,695	(1,829)	—	219,827
Commercial mortgage-backed securities	36,851	404	(15)	—	37,240
Other asset-backed securities	14,006	196	(9)	—	14,193
Corporate and other securities	375,519	10,045	(2,379)	—	383,185
Subtotal, fixed maturity securities	1,100,077	31,966	(7,061)	—	1,124,982
Equity securities	52,879	4,667	(184)	—	57,362
Totals	$1,152,956	$36,633	$(7,245)	$—	$1,182,344

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

(2)  Our investment portfolio included 254 securities in an unrealized loss position at September 30, 2013.

(3)  Amounts in this column represent other-than-temporary impairments recognized in accumulated other comprehensive income.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of September 30, 2013
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$225,200	20.0%
Aaa/Aa	483,045	42.9
A	188,464	16.8
Baa	88,562	7.9
Ba	49,486	4.4
B	60,835	5.4
Caa	7,300	0.6
Not rated	22,090	2.0
Total	$1,124,982	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of September 30, 2013, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is comprised of variable rate secured debt, senior bank loans and high yield bonds.  We have no exposure to European sovereign debt.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2013.

	As of September 30, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,505	$6	$—	$—	$1,505	$6
Obligations of states and political subdivisions	77,923	2,823	—	—	77,923	2,823
Residential mortgage-backed securities	65,667	1,656	5,115	173	70,782	1,829
Commercial mortgage-backed securities	6,984	15	—	—	6,984	15
Other asset-backed securities	4,604	9	—	—	4,604	9
Corporate and other securities	102,848	2,345	865	34	103,713	2,379
Subtotal, fixed maturity securities	259,531	6,854	5,980	207	265,511	7,061
Equity securities	5,192	184	—	—	5,192	184
Total temporarily impaired securities	$264,723	$7,038	$5,980	$207	$270,703	$7,245

As of September 30, 2013, we held insured investment securities of approximately $105,965, which represented approximately 9.0% of our total investments.  Approximately $60,287 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of September 30, 2013.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of September 30, 2013
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$17,952	$10,553	$7,399
Financial Guaranty Insurance Company	264	264	—
Assured Guaranty Municipal Corporation	42,507	31,680	10,827
National Public Finance Guaranty Corporation	45,242	17,790	27,452
Total	$105,965	$60,287	$45,678

The Moody’s rating of the Company’s insured investments held at September 30, 2013 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of September 30, 2013 for potential other-than-temporary asset impairments.  We held no debt securities at September 30, 2013 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was performed for securities appearing on our “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The unrealized losses recorded on the investment portfolio at September 30, 2013 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the nine months ended September 30, 2013 and 2012, there was no significant deterioration in the credit quality of any of our holdings and no other-than-temporary impairment (“OTTI”) charges were recorded related to our portfolio of investment securities.

For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income increased by $25, or 0.5%, to $4,768 for the three months ended September 30, 2013 from $4,743 for the comparable 2012 period.  Finance and other service income increased by $151, or 1.1%, to $13,920 for the nine months ended September 30, 2013 from $13,769 for the comparable 2012 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended September 30, 2013 increased by $2,738, or 2.6%, to $109,183 from $106,445 for the comparable 2012 period.  Losses and loss adjustment expenses incurred for the nine months ended September 30, 2013 increased by $21,120, or 6.9%, to $328,304 from $307,184 for the comparable 2012 period.  Our GAAP loss ratio for the three months ended September 30, 2013 decreased to 63.4% from 65.5% for the comparable 2012 period.  Our GAAP loss ratio for the nine months ended September 30, 2013 increased to 64.6% from 64.4% for the comparable 2012 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended September 30, 2013 decreased to 54.1% from 56.4% for the comparable 2012 period.  Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2013 increased to 55.5% from 55.2% for the comparable 2012 period.  Total prior year favorable development included in the pre-tax results for the three and nine months ended September 30, 2013 was $7,353 and $21,762, respectively, compared to prior years favorable development of $4,263 and $11,872, respectively, for the comparable 2012 periods.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended September 30, 2013 increased by $2,886, or 5.8%, to $52,940 from $50,054 for the comparable 2012 period.  Underwriting, operating and related expenses for the nine months ended September 30, 2013 increased by $7,903, or 5.4%, to $154,505 from $146,602 for the comparable 2012 period.  The 2013 increase is primarily due to an increase in commissions to agents.  Our GAAP expense ratios for the three months ended September 30, 2013 decreased to 30.7% from 30.8% for the comparable 2012 period. Our GAAP expense ratios for the nine months ended September 30, 2013 decreased to 30.4% from 30.7% for the comparable 2012 period.

Interest Expenses.  Interest expense was $23 and $22 for the three months ended September 30, 2013 and 2012, respectively. Interest expense was $66 for both the nine months ended September 30, 2013 and 2012. The credit facility commitment fee included in interest expense for both the three and nine months ended September 30, 2013 and 2012 was $19 and $56, respectively.

Income Tax Expense.  Our effective tax rate was 30.9% and 31.8% for the three months ended September 30, 2013 and 2012, respectively.  Our effective tax rate was 29.6% and 29.5% for the nine months ended September 30, 2013 and 2012, respectively.  These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

Net Income.  Net income for the three months ended September 30, 2013 was $17,656 compared to $14,334 for the comparable 2012 period.  Net income for the nine months ended September 30, 2013 was $49,699 compared to $48,499 for the comparable 2012 period.  The increase in net income for the three and nine months ended September 30, 2013 from the comparable 2012 periods was primarily attributable to the increase in net earned premiums, as discussed above.

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

Net cash provided by operating activities was $65,102 and $76,356 during the nine months ended September 30, 2013 and 2012, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $32,235 and $57,136 during the nine months ended September 30, 2013 and 2013, respectively. Net cash used for investing activities is primarily the result of purchases of fixed maturity securities and equity securities exceeding proceeds from sales, paydowns, redemptions, calls and maturities of fixed maturity securities.

Net cash used for financing activities was $29,945 and $23,413 during the nine months ended September 30, 2013 and 2012, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders and acquisition of treasury shares.  The increase in net cashed used for financing activities was primarily attributable to an increases in dividends paid to shareholders and the acquisitions of treasury stock during the nine months ended September 30, 2013 compared to the comparable 2012 period.

The Insurance Subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments.  In recent years, global financial markets experienced unprecedented and challenging conditions, including a tightening in the availability of credit, the failure of several large financial institutions and concerns about the creditworthiness of the sovereign debt of several European and other countries.  We believe that recent and ongoing government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of the assets we hold will allow us to realize these securities’ anticipated long-term economic value.  Furthermore, as of September 30, 2013, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value.  We do not anticipate the need to sell these securities to meet the Insurance Subsidiaries cash requirements.  We expect the Insurance Subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements.  However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

Credit Facility

For information regarding our Credit Facility, please refer to Item 1- Financial Statements, Note 8, Debt, of this Form 10-Q.

Recent Accounting Pronouncements

For information regarding Recent Accounting Pronouncements, please refer to Item 1- Financial Statements, Note 2, Recent Accounting Pronouncements,  of this Form 10-Q.

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2012, the statutory surplus of Safety Insurance was $599,024, and its net income for 2012 was $52,435.  As a result, a maximum of $59,902 is available in 2013 for such dividends without prior approval of the Commissioner.  During the nine months ended September 30, 2013, Safety Insurance recorded dividends to Safety of $27,618.  As result of this Massachusetts statue, the Insurance Subsidiaries had restricted net assets in the amount of $539,122 at December 31, 2012.

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

Since the initial public offering of its common stock In November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2013 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2013	March 1, 2013	March 15, 2013	$0.60	$9,200
May 6, 2013	June 3, 2013	June 14, 2013	$0.60	$9,244
August 7, 2013	September 3, 2013	September 13, 2013	$0.60	$9,236

On November 4, 2013, our Board approved and declared a cash dividend of $0.60 per share which will be paid on December 13, 2013 to shareholders of record on December 2, 2013.  We plan to continue to declare and pay quarterly cash dividends in 2013, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30, 2013, our Board had authorized increases to our existing share repurchase program of up to $90,000 of the Company’s outstanding common shares.  On November 4, 2013, our Board again increased the existing share repurchase program by authorizing repurchase of up to $150,000 of the Company’s outstanding common shares.  Under the program, we may repurchase shares of our common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of September 30, 2013 and December 31, 2012, the Company had purchased 1,819,547 and 1,728,645 shares on the open market at a cost of $60,368 and $55,569.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $356,000 to $387,186 as of September 30, 2013.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $379,928 as of September 30, 2013.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2013.

Line of Business	Low	Recorded	High
Private passenger automobile	$216,557	$228,109	$232,648
Commercial automobile	50,911	51,737	52,564
Homeowners	53,222	59,101	59,707
All other	35,310	40,981	42,267
Total	$356,000	$379,928	$387,186

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of September 30, 2013.

Line of Business	Case	IBNR	Total
Private passenger automobile	$234,107	$(7,144)	$226,963
CAR assumed private passenger auto	565	581	1,146
Commercial automobile	37,042	2,645	39,687
CAR assumed commercial automobile	6,724	5,326	12,050
Homeowners	35,437	17,290	52,727
FAIR Plan assumed homeowners	2,969	3,405	6,374
All other	21,056	19,925	40,981
Total net reserves for losses and LAE	$337,900	$42,028	$379,928

At September 30, 2013, our total IBNR reserves for our private passenger automobile line of business was comprised of $28,590 related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $21,446 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 44.2% of our total reserves for CAR assumed commercial automobile business as of September 30, 2013 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 53.4% of our total reserves for FAIR Plan assumed homeowners at September 30, 2013 due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of September 30, 2013.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$226,963
CAR assumed private passenger automobile		$1,146
Net private passenger automobile			$228,109
Commercial automobile	39,687
CAR assumed commercial automobile		12,050
Net commercial automobile			51,737
Homeowners	52,727
FAIR Plan assumed homeowners		6,374
Net homeowners			59,101
All other	40,981	—	40,981
Total net reserves for losses and LAE	$360,358	$19,570	$379,928

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the nine months ended September 30, 2013, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $5,082.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $3,304 on net income, or $0.21 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30, 2013.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,539)	$(2,270)	$—
Estimated increase in net income	2,950	1,476	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,270)	—	2,270
Estimated increase (decrease) in net income	1,476	—	(1,476)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,270	4,539
Estimated decrease in net income	—	(1,476)	(2,950)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(794)	(397)	—
Estimated increase in net income	516	258	—
No Change in Severity
Estimated (decrease) increase in reserves	(397)	—	397
Estimated increase (decrease) in net income	258	—	(258)
+1 Percent Change in Severity
Estimated increase in reserves	—	397	794
Estimated decrease in net income	—	(258)	(516)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,055)	(527)	—
Estimated increase in net income	686	343	—
No Change in Severity
Estimated (decrease) increase in reserves	(527)	—	527
Estimated increase (decrease) in net income	343	—	(343)
+1 Percent Change in Severity
Estimated increase in reserves	—	527	1,055
Estimated decrease in net income	—	(343)	(686)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(820)	(410)	—
Estimated increase in net income	533	267	—
No Change in Severity
Estimated (decrease) increase in reserves	(410)	—	410
Estimated increase (decrease) in net income	267	—	(267)
+1 Percent Change in Severity
Estimated increase in reserves	—	410	820
Estimated decrease in net income	—	(267)	(533)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2013.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(11)	$11
Estimated increase (decrease) in net income	7	(7)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(121)	121
Estimated increase (decrease) in net income	79	(79)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(64)	64
Estimated increase (decrease) in net income	42	(42)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $21,762, and $11,872 during the nine months ended September 30, 2013 and 2012, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2013 and 2012.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Nine Months Ended September 30,
Accident Year	2013	2012
2003 & prior	$(366)	$(510)
2004	(517)	(638)
2005	(675)	(1,567)
2006	(1,222)	(1,174)
2007	(2,332)	(1,143)
2008	(3,516)	(2,374)
2009	(3,955)	(2,991)
2010	(3,290)	(4,806)
2011	(3,982)	3,331
2012	(1,907)	—
All prior years	$(21,762)	$(11,872)

The decreases in prior years’ reserves during the nine months ended September 30, 2013 and 2012 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2013 decrease is primarily composed of reductions of $13,925 in our retained private passenger automobile reserves, $2,931 in our retained commercial automobile reserves and $4,140 in our retained homeowners reserves.  The 2012 decrease is primarily composed of reductions of $11,293 in our retained private passenger automobile reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2013.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2003 & prior	$(331)	$(4)	$(24)	$(7)	$(366)
2004	(273)	4	(216)	(32)	(517)
2005	(575)	(33)	(70)	3	(675)
2006	(1,175)	(58)	8	3	(1,222)
2007	(1,187)	(760)	(190)	(195)	(2,332)
2008	(2,967)	(475)	(81)	7	(3,516)
2009	(2,997)	22	(931)	(49)	(3,955)
2010	(1,873)	(65)	(1,491)	139	(3,290)
2011	(2,309)	(572)	(807)	(294)	(3,982)
2012	(982)	38	(912)	(51)	(1,907)
All prior years	$(14,669)	$(1,903)	$(4,714)	$(476)	$(21,762)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the nine months ended September 30, 2013; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2003 & prior	$(234)	$(3)	$(24)	$(7)	$(268)
2004	(166)	(1)	(216)	(32)	(415)
2005	(577)	(3)	(88)	3	(665)
2006	(880)	(2)	—	3	(879)
2007	(1,090)	(760)	(188)	(195)	(2,233)
2008	(2,782)	(510)	(85)	7	(3,370)
2009	(3,032)	(38)	(911)	(49)	(4,030)
2010	(1,873)	(150)	(1,504)	139	(3,388)
2011	(2,309)	(760)	(623)	(294)	(3,986)
2012	(982)	(704)	(501)	(51)	(2,238)
All prior years	$(13,925)	$(2,931)	$(4,140)	$(476)	$(21,472)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the nine months ended September 30, 2013.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2003 & prior	$(97)	$(1)	$—	$(98)
2004	(107)	5	—	(102)
2005	2	(30)	18	(10)
2006	(295)	(56)	8	(343)
2007	(97)	—	(2)	(99)
2008	(185)	35	4	(146)
2009	35	60	(20)	75
2010	—	85	13	98
2011	—	188	(184)	4
2012	—	742	(411)	331
All prior years	$(744)	$1,028	$(574)	$(290)

Our private passenger automobile line of business prior year reserves decreased by $14,669 for the nine months ended September 30, 2013.  The decrease was primarily due to improved retained private passenger results of $11,086 for the accident years 2007 through 2011.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our retained commercial automobile line of business prior year reserves decreased by $2,931 for the nine months ended September 30, 2013 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves decreased by $4,140 for the nine months ended September 30, 2013.  Our FAIR Plan homeowners line of business prior year reserves decreased by $574 for the nine months ended September 30, 2013.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of September 30, 2013
Estimated fair value	$1,167,357	$1,124,982	$1,079,886
Estimated increase (decrease) in fair value	$42,375	$—	$(45,096)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At September 30, 2013, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2013, assuming that all of such debt is outstanding for the entire year.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  On March 19, 2009, the Board increased this existing share repurchase program by authorizing repurchase of up to $60,000 of the Company’s outstanding common shares.  On August 4, 2010, our Board increased the existing share repurchase program by authorizing repurchase of up to $90,000 of the Company’s outstanding common shares.  On November 4, 2013, our Board again increased our existing share repurchase program by authorizing repurchase of up to $150,000 of the Company’s outstanding common shares.  Under the program, we may repurchase shares of our common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

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
Date: November 12, 2013

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