Form 10-K
period 2013-12-31
SAFETY INSURANCE GROUP INC
filed 2014-03-17
CIK 1172052

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
SAFETY INSURANCE GROUP, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity (based on the closing sales price on NASDAQ) held by non-affiliates of the registrant as of June 30, 2013, was approximately $678,718,982.

         As of March 11, 2014, there were 15,389,382 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held on May 23, 2014, which Safety Insurance Group, Inc. (the "Company", "we", "our", "us") intends to file within 120 days after its December 31, 2013 year-end, are incorporated by reference into Part II and Part III hereof.

SAFETY INSURANCE GROUP, INC.

        In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

 PART I.

ITEM 1.    BUSINESS

General

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 63.9% of our direct written premiums in 2013), we offer a portfolio of property and casualty insurance products, including commercial automobile, homeowners, dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity") and Safety Property and Casualty Insurance Company ("Safety P&C") (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 893 in 1,047 locations throughout Massachusetts and New Hampshire during 2013. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier, capturing an approximate 10.8% share of the Massachusetts private passenger automobile insurance market, and the third largest commercial automobile carrier, with a 13.1% share of the Massachusetts commercial automobile insurance market in 2013 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR"). In addition, we were also ranked the 46th largest automobile writer in the country according to A.M. Best, based on 2012 direct written premiums. We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

        Our Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance during 2009, and commercial automobile insurance during 2011. During the years ended December 31, 2013, 2012, and 2011, the Company wrote $13,773, $9,057, and $5,750 in direct written premiums, respectively, and approximately 15,580, 11,000, and 4,500 policies, respectively, in New Hampshire.

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

Our Competitive Strengths

        We Have Strong Relationships with Independent Agents.    In 2012, independent agents accounted for approximately 73.0% of the Massachusetts automobile insurance market measured by direct written premiums as compared to only about 34.6% nationwide, according to A.M. Best. For that reason, our strategy is centered around, and we sell exclusively through, a network of independent agents, who numbered 893 in 1,047 locations throughout Massachusetts and New Hampshire during 2013. In order to support our independent agents and enhance our relationships with them, we:

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

        We Have an Uninterrupted Record of Profitable Operations.    In every year since our inception in 1979, we have been profitable. We have achieved our profitability, among other things, by:

  •
  maintaining the number of private passenger automobile exposures we underwrite, which totaled 475,824 in 2013 compared to 455,162 in 2009;

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

        We Have an Experienced, Committed and Knowledgeable Management Team.    Our senior management team owns approximately 6.9% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. Our senior management team, led by our President, Chief Executive Officer and Chairman of the Board, David F. Brussard, has an average of over 34 years of industry experience per executive, as well as an average of over 32 years of experience with Safety. The team has demonstrated an ability to operate successfully within the regulated Massachusetts private passenger automobile insurance market.

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

	Years Ended December 31,
Direct Written Premiums	2013		2012		2011
Private passenger automobile	$467,431	63.9%	$459,065	65.9%	$436,175	67.2%
Commercial automobile	86,003	11.8	76,469	11.0	68,355	10.5
Homeowners	144,925	19.8	131,247	18.9	117,649	18.1
Business owners	19,688	2.7	16,929	2.4	15,709	2.4
Personal umbrella	5,927	0.8	5,397	0.8	4,982	0.8
Dwelling fire	6,811	0.9	6,305	0.9	5,646	0.9
Commercial umbrella	895	0.1	808	0.1	746	0.1

Total	$731,680	100.0%	$696,220	100.0%	$649,262	100.0%

        Our product lines are as follows:

        Private Passenger Automobile (63.9% of 2013 direct written premiums).    Private passenger automobile insurance is our primary product, and we support all Massachusetts policy forms and limits of coverage. Private passenger automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils. We have priced our private passenger coverage competitively by offering group discounts since 1995 and we currently offer approximately 113 affinity group discount programs ranging from 3.0% to 8.0% discounts. Under Massachusetts' Managed Competition regulations, we offer various new discounts including a discount of up to 10.0% when a private passenger policy is issued along with an other than private passenger policy with us, a longevity/renewal credit of up to 4.0% for policyholders who maintain continuous coverage with us, and up to a 7.0% e-Customer discount for policyholders who want electronic policy issuance with one combined bill for all of their policies with us. During 2013, we filed and were approved for various rate increases and decreases whose total netted out to approximately 0.0%. As of December 1, 2013, we were using 768 rating tiers.

        Commercial Automobile (11.8% of 2013 direct written premiums).    Our commercial automobile program supports all Massachusetts policy forms and limits of coverage including endorsements that broaden coverage over and above that offered on the standard Massachusetts policy forms. Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business. We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers, and insure individual vehicles as well as commercial fleets. Commercial automobile policies are written at a standard rate through Safety Insurance. We did not file for Massachusetts commercial automobile insurance rate changes during 2013. Qualifying risks eligible for preferred rates are written through Safety Indemnity which offers rates that are 20.0% lower than Safety Insurance. Qualifying risks eligible for ultra preferred rates are written through Safety P&C which offers rates that are 35.0% lower than Safety Insurance.

        Homeowners (19.8% of 2013 direct written premiums).    We offer a broad selection of coverage forms for qualified policyholders. Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy. We write policies on homes, condominiums, and apartments. We offer loss-free credits of up to 16.0% for eight years of loss-free experience, an account credit of up to 20.0% when a home is written together with an automobile, and up to a 5.0% e-Customer discount for policyholders who want electronic policy issuance with one combined bill for all of their policies with us. We received approval for a Massachusetts rate increase of 3.3% effective December 1, 2013. All forms of homeowners coverage are written at a standard rate through Safety Insurance. Qualifying risks eligible for preferred rates are written through Safety Indemnity which offers rates that are 13.0% lower than Safety Insurance. Homes with high insured property values are written through Safety P&C.

        Business Owners Policies (2.7% of 2013 direct written premiums).    We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses. Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss. Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers. We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

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

        Personal Umbrella (0.8% of 2013 direct written premiums).    We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients. We offer an account credit of 10.0% when an umbrella policy is written together with an automobile insurance policy. We write policies at standard rates with limits of $1,000 to $5,000.

        Dwelling Fire (0.9% of 2013 direct written premiums).    We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences. We offer superior construction and protective device credits, with an account credit of 5.0% when a dwelling fire policy is issued along with an automobile policy. We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

        Commercial Umbrella (0.1% of 2013 direct written premiums).    We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies. The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks. We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

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

Distribution

        We distribute our products exclusively through independent agents, unlike some of our competitors who use multiple distribution channels. We believe this gives us a competitive advantage with the agents. With the exception of personal automobile business assigned to us by the Massachusetts Automobile Insurance Plan ("MAIP") or written through CAR's commercial automobile Limited Servicing Carrier program, we do not accept business from insurance brokers. Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority. We reserve the ability under Massachusetts law to cancel any coverage, other than private passenger automobile insurance, within the first 30 days after it is bound. In total, our independent agents numbered 893 and had 1,047 offices (some agencies have more than one office) and approximately 7,504 customer service representatives during 2013.

        Voluntary Agents.    In 2013, we obtained approximately 93.7% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents. As of January 31, 2014, we had agreements with 706 voluntary agents. Our voluntary agents are located in all regions of Massachusetts and New Hampshire.

        We look for agents with profitable portfolios of business. To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 65.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 300 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the performance of our agents during the prior year. If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us. We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards. Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by premiums. No individual agency generated more than 4.2% of our direct written premiums in 2013.

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

        CAR runs a reinsurance pool for commercial automobile policies. On January 1, 2006, CAR implemented a Limited Servicing Carrier Program ("LSC") for ceded commercial automobile policies. CAR approved Safety Insurance and five other servicing carriers through a Request for Proposal to process ceded commercial automobile business for a five-year term ending January 1, 2011. During 2010 CAR requested bids through a Request for Proposal process that reduced the number of servicing carriers from six to four. CAR approved Safety and three other servicing carriers to process ceded commercial automobile insurance with a delayed effective date of July 1, 2011. Approximately $100,000 of ceded premium is spread equitably among the four servicing carriers. Subject to the Commissioner's review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level. This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

        CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the "Taxi/Limo Program"). CAR approved Safety as one of the two servicing carriers for this program beginning January 1, 2011 until December 31, 2016. Approximately $8,000 of ceded premium was spread equitably between the two servicing carriers.

        We are assigned independent agents by CAR who can submit commercial business to us in the LSC and Taxi/Limo Program, and we classify those agents as commercial LSC producers.

        The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	Years Ended December 31,
	2013		2012		2011
Line of Business	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile:
Voluntary agents	466,209	0.9%	462,087	4.5%	442,057	5.0%
ERPs	—	—	—	-100.0	16,468	-47.6
MAIP	9,615	-36.4	15,114	-19.2	18,713	5.8

Total private passenger automobile	475,824	-0.3	477,201	—	477,238	1.5

Commercial automobile:
Voluntary agents	54,934	11.2	49,423	12.0	44,133	3.8
LSC Producers	6,411	9.1	5,879	17.2	5,017	35.6

Total commercial automobile	61,345	10.9	55,302	12.5	49,150	6.4

Other:
Homeowners	147,882	5.7	139,969	7.2	130,563	11.5
Business owners	9,384	9.5	8,568	9.6	7,815	0.4
Personal umbrella	21,551	7.9	19,966	7.1	18,646	12.9
Dwelling fire	6,302	6.6	5,914	13.6	5,207	10.1
Commercial umbrella	652	11.5	585	5.2	556	4.9

Total other	185,771	6.2	175,002	7.5	162,787	11.0

Total	722,940	2.2	707,505	2.7	689,175	3.9

Total voluntary agents	706,914	3.0	686,512	5.8	648,977	6.3

        Our total written exposures increased by 2.2% for the year ended December 31, 2013. The increase was primarily the result of our voluntary agent written exposures increasing by 3.0%. Our private passenger ERP written exposures have been eliminated with full implementation of MAIP. Our commercial automobile exposures increased by 10.9% in 2013 due to additional exposures from voluntary agents who were LSC Producers in previous years. Our other than auto exposures increased by 6.2% in 2013 primarily as a result of our voluntary agents' efforts to sell multiple products to their clients and our pricing strategy of offering account discounts to policyholders who insure both their home and automobile with us. In 2013, 52.4% of the private passenger automobile exposures we insure had an other than private passenger policy with us, compared to 49.9% and 41.4% in 2012 and 2011, respectively. In addition, 83.6% of our homeowners policyholders had a matching automobile policy with us in 2013 compared to 83.6% and 83.1% in 2012 and 2011, respectively.

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

        Commission Schedule and Profit Sharing Plan.    We have several programs designed to attract profitable new business from agents by paying them more than the minimum commission the law requires for private passenger auto (which is 13.0% of premiums for 2013 and 2012). We recognize our top performing agents by making them members of either our Chairman's Elite, Chairman's, President's, Executive's or Preferred Agent's Club. In 2013, members of these Clubs received a commission of up to 18.0% of premiums for each new private passenger auto policy and up to 22.0% of premiums for each new homeowner policy.

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

Underwriting

        Our underwriting department is responsible for a number of key decisions affecting the profitability of our business, including:

    •
    pricing of our private passenger automobile product, commercial automobile, homeowners, dwelling fire, personal umbrella, business owners policies, commercial umbrella and commercial package products;

    •
    determining underwriting guidelines for all our products; and

    •
    evaluating whether to accept transfers of a portion of an existing or potential new agent's portfolio from another insurer.

        Pricing.    Prior to April 1, 2008, our pricing strategy for private passenger automobile insurance primarily depended on the maximum permitted premium rates and minimum permitted commission levels mandated by the Commissioner. Beginning April 1, 2008 subject to the Commissioner's review, we set rates for our private passenger business using industry loss cost data, our own loss experience, residual market deficits, catastrophe modeling and prices charged by our competitors in the Massachusetts market. Beginning April 1, 2008 subject to Commissioner's review, CAR sets the premium rates for personal automobile policies assigned to carriers by the MAIP. However, companies may only charge the insured the lower of the CAR/MAIP rate or the company's competitive voluntary market rate. Safety Insurance's approved rates consists of 768 tiers effective December 1, 2013.

        We offer group discounts to members of 113 affinity groups. In general, we target affinity groups with a mature and stable membership base along with favorable driving records, offering between a 3.0% and 8.0% discount (with 4.0% being the average discount offered).

        Subject to the Commissioner's review, CAR sets the premium rates for commercial automobile policies reinsured through CAR. Subject to the Commissioner's review, we set rates for commercial automobile policies that are not reinsured through CAR, and for all other insurance lines we offer, including homeowners, dwelling fire, personal umbrella, commercial umbrella, commercial package policies and business owner policies. We base our rates on our own loss experience, residual market deficits, catastrophe modeling, industry loss cost data and prices charged by our competitors in the Massachusetts market. We have three pricing segments for most products, utilizing Safety Insurance for standard rates, Safety Indemnity for preferred rates and Safety P&C for ultra preferred rates.

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

        The RadicalGlass.com application allows our claims department to contain glass costs by increasing the windshield repair to replacement ratio. For every windshield that is repaired rather than replaced there is an average savings of approximately $291 per windshield claim.

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

        Billing.    Proprietary billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders. We believe the sophistication of our direct bill system helps us to limit our bad debt expense. Our bad debt expense as a percentage of direct written premiums was 0.1% and 0.2% in 2013 and 2012, respectively.

External Applications

        Our Agent Technology offerings are centralized within our agency portal and feature PowerDesk and Safety Express. PowerDesk is a web based application that allows for billing inquiry, payment notification, policy inquiry and claims inquiry. Safety Express provides agents with new business and endorsement entry, real time policy issuance for personal lines, immediate printing of declarations pages in agents' offices, policy downloads to most major agency management systems and data imports from Boston Software's WinRater (Massachusetts) and Vertafore's PL Rater (New Hampshire). In addition, Safety provides its agents with commission downloads for all lines of business, Transformation Station and Transact Now Inquires, e-Claims online claims reporting, e-View daily transaction reports and e-Docs online electronic document file cabinet. Safety also provides online bill pay, (including credit and debit cards), online declarations pages, billing inquiry, claims inquiry, auto and homeowners claims first notice of loss, online auto insurance cards, and bill pay reminder alerts to our agent's policyholders through ww.SafetyInsurance.com. Safety has also updated its telephone system to provide a voice activated phone directory, automated billing inquiry and payments, and call center screen pop-up technology. In 2011, Safety also entered the mobile application space when it introduced Safety Mobile for the iPhone and Android. Safety Mobile allows consumers access to their agent information, bill pay capabilities, the ability to report an automobile or homeowners claim and access to their insurance card, among other features.

Claims

        Because of the unique differences between the management of casualty claims and property claims, we use separate departments for each of these types of claims.

Casualty Claims

        We have adopted stringent claims settlement procedures, which include guidelines that establish maximum settlement offers for soft tissue injuries, which constituted approximately 78% of our bodily injury claims in 2013. If we are unable to settle these claims within our guidelines, we generally take the claim to litigation. We believe that these procedures result in providing our adjusters with a uniform approach to negotiation.

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

        We believe the structure of our casualty claims unit allows us to respond quickly to claimants anywhere in Massachusetts and New Hampshire. Comprising 121 people, the department is organized into distinct claim units that contain loss costs for soft tissue injuries. Field adjusters are located geographically for prompt response to claims, with our litigation unit focused on managing loss costs and litigation expenses for serious injury claims.

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

        When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2013 is adequate to cover the ultimate net cost of losses and claims incurred as of that date.

        Management determines its loss and loss adjustment expense ("LAE") reserves estimates based upon the analysis of the Company's actuaries. Management has established a process for the Company's actuaries to follow in establishing reasonable reserves. The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management. The Company's estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $364,146 to a high of $401,265 as of December 31, 2013. The Company's net loss and LAE reserves, based on our actuaries' best estimate, were set at $394,668 as of December 31, 2013. The ultimate liability may be greater or less than reserves carried at the balance sheet date. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. We do not discount any of our reserves.

        The following table presents development information on changes in the reserves for losses and LAE of our Insurance Subsidiaries for each year in the three year period ended December 31, 2013.

	Years Ended December 31,
	2013	2012	2011
Reserves for losses and LAE at beginning of year	$423,842	$403,872	$404,391
Less receivable from reinsurers related to unpaid losses and LAE	(52,185)	(51,774)	(53,147)

Net reserves for losses and LAE at beginning of year	371,657	352,098	351,244

Incurred losses and LAE, related to:
Current year	476,638	439,527	503,323
Prior years	(28,889)	(17,310)	(36,683)

Total incurred losses and LAE	447,749	422,217	466,640

Paid losses and LAE related to:
Current year	299,882	272,454	336,932
Prior years	124,856	130,204	128,854

Total paid losses and LAE	424,738	402,658	465,786

Net reserves for losses and LAE at end of period	394,668	371,657	352,098
Plus receivable from reinsurers related to unpaid losses and LAE	60,346	52,185	51,774

Reserves for losses and LAE at end of period	$455,014	$423,842	$403,872

        At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $28,889, $17,310, and $36,683 for the years ended 2013, 2012, and 2011, respectively. The decreases in prior year reserves in 2013 resulted from re-estimations of prior years ultimate loss and LAE liabilities and is primarily composed of reductions of $23,938 in our retained automobile reserves and $4,740 in our retained homeowners reserves. The decreases in prior year reserves in 2012 resulted from re-estimations of prior years ultimate loss and LAE liabilities and is primarily composed of reductions of $17,879 in our retained automobile reserves. The decrease in prior year reserves during 2011 is primarily composed of reductions of $28,302 in our retained automobile reserves and $4,921 in our retained homeowners reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

        Our private passenger automobile line of business prior year reserves decreased by $21,090 for the year ended December 31, 2013, primarily due to improved retained private passenger results of $18,116 for the accident years 2007 through 2012. Our private passenger automobile line of business prior year reserves decreased by $16,475 for the year ended December 31, 2012, primarily due to improved retained private passenger results of $14,720 for accident years 2005 through 2011. Our private passenger automobile line of business reserves decreased by $24,133 for the year ended December 31, 2011, primarily due to improved retained private passenger results of $20,008 for accident years 2005 through 2009. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company's established bodily injury and property damage case reserves.

        The following table represents the development of reserves, net of reinsurance, for calendar years 2003 through 2013. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2013.

        Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

        In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods. Thus, if the 2010 estimate for a previously incurred loss was $150 and the loss was reserved at $100 in 2006, the $50 deficiency (later estimate minus original estimate) would be included in the cumulative (redundancy) deficiency in each of the years 2006-2010 shown in the table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies from the table.

	As of and for the Year Ended December 31,
	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
Reserves for losses and LAE originally estimated:	$394,668	$371,656	$352,098	$351,244	$374,832	$391,070	$393,430	$370,980	$370,166	$366,730	$310,012
Cumulative amounts paid as of:
One year later		124,855	130,205	128,854	130,960	126,858	142,259	122,806	133,213	144,600	150,354
Two years later			181,739	176,774	183,061	189,897	195,798	183,457	187,231	202,435	201,287
Three years later				205,171	211,182	217,695	234,359	212,331	221,390	233,513	232,539
Four years later					224,831	233,160	248,560	233,438	234,705	251,303	247,073
Five years later						239,553	254,915	240,275	244,454	257,061	255,798
Six years later							257,362	242,298	247,299	260,628	258,588
Seven years later								243,120	247,983	261,802	259,553
Eight years later									248,206	261,988	260,147
Nine years later										262,094	260,252
Ten years later											260,269

	As of and for the Year Ended December 31,
	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
Reserves re-estimated as of:
One year later		$342,767	$334,788	$314,561	$326,676	$347,004	$357,492	$340,189	$327,419	$327,110	$303,234
Two years later			309,096	293,480	294,696	307,918	325,317	311,972	310,614	304,891	291,100
Three years later				273,332	279,542	282,565	297,224	287,875	289,109	297,790	280,507
Four years later					264,697	271,693	281,068	269,446	274,840	284,542	277,835
Five years later						261,845	274,179	258,506	264,408	276,272	271,205
Six years later							268,596	253,919	258,055	270,441	267,764
Seven years later								251,304	254,812	267,671	264,563
Eight years later									252,818	266,338	263,113
Nine years later										265,071	262,530
Ten years later											261,876
Cumulative (redundancy) deficiency 2013		$(28,889)	$(43,002)	$(77,912)	$(110,135)	$(129,225)	$(124,834)	$(119,676)	$(117,348)	$(101,659)	$(48,136)

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
Gross liability-end of year	$455,014	$423,842	$403,872	$404,391	$439,706	$467,559	$477,720	$449,444	$450,716	$450,897	$383,551
Reinsurance recoverables	60,346	52,185	51,774	53,147	64,874	76,489	84,290	78,464	80,550	84,167	73,539
Net liability-end of year	394,668	371,657	352,098	351,244	374,832	391,070	393,430	370,980	370,166	366,730	310,012
Gross estimated liability-latest		393,990	381,709	338,334	329,277	324,174	330,030	306,229	307,795	324,027	321,950
Reinsurance recoverables-latest		51,223	46,921	44,844	49,735	52,481	55,851	52,310	52,983	57,689	59,420
Net estimated liability-latest		$342,767	$334,788	$293,490	$279,542	$271,693	$274,179	$253,919	$254,812	$266,338	$262,530

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

        The table also shows that we have substantially benefited in the current and prior years from releasing redundant reserves. In the years ended December 31, 2013, 2012, and 2011 we decreased loss reserves related to prior years by $28,889, $17,310 and $36,683, respectively. Reserves and development are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

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

        We are selective in choosing our reinsurers, seeking only those companies that we consider to be financially stable and adequately capitalized. In an effort to minimize exposure to the insolvency of a reinsurer, we continually evaluate and review the financial condition of our reinsurers. Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A+" (Excellent). Forty-five percent of our reinsurers are rated "A+" and fifty-two percent are rated "A.

        We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2013 protected us in the event of a "128-year storm" (that is, a storm of a severity expected to occur once in a 128-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan"). In 2013, we purchased four layers of excess catastrophe reinsurance providing coverage for property losses in excess of $50,000 up to a maximum of $565,000. Our reinsurers' co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $80,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer, and 80.0% of $135,000 for the 4th layer.

        The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in cost of repairs due to increased estimates in the amount of "demand surge" in the periods following a significant event. We continue to manage our exposure to catastrophes such as hurricanes, and to the changes to the various software models that we use to model our exposure, and continually adjust our reinsurance programs. For 2014 we have purchased three layers of excess catastrophe reinsurance providing coverage for property losses in excess of $50,000 up to a maximum of $565,000. Our reinsurers' co-participation is 65.0% of $100,000 for the 1st layer, 80.0% of $280,000 for the 2nd layer, and 80.0% of $135,000 for the 3rd layer. As a result of these changes to the models, and our revised reinsurance program, we maintain coverage that protects us in the event of a "115-year storm".

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

        In addition to the above mentioned reinsurance programs and as described in more detail above under The Massachusetts Property and Casualty Insurance Market, we are a participant in CAR, the Massachusetts mandated residual market under which premiums, expenses, losses and loss adjustment expenses on commercial automobile ceded business are shared by all insurers writing commercial automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by insurers writing homeowners insurance in Massachusetts. As insurance carriers have reduced their exposure to coastal property, the FAIR Plan's exposure to catastrophe losses have increased and as a result, the FAIR Plan buys reinsurance to reduce their exposure to catastrophe losses. On July 1, 2013, the FAIR Plan purchased $1,000,000 of catastrophe reinsurance for property losses in excess of $200,000. As of December 31, 2013, we had no material amounts recoverable from any reinsurer, excluding $59,058 recoverable from CAR.

        On March 10, 2005, our Board of Directors (the "Board") adopted a resolution that prohibits Safety from purchasing finite reinsurance (reinsurance that transfers only a relatively finite or limited amount of risk to the reinsurer) without approval by the Board. To date, the Company has never purchased a finite reinsurance contract.

Competition

        The property and casualty insurance business is highly competitive and many of our competitors have substantially greater financial and other resources than we do. We compete with both large national writers and smaller regional companies. Our competitors include companies which, like us, serve the independent agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer rather than to an independent agency and potentially, lower cost structures. A material reduction in the amount of business independent agents sell would adversely affect us. Further, we and others compete on the basis of the commissions and other cash and non-cash incentives provided to agents. Although historically, a number of national insurers that are much larger than we are have chosen not to compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. The Commissioner announced that Managed Competition reforms were, in part, designed to make Massachusetts more appealing to these companies. Since 2008, new companies have entered the market including Progressive Insurance Company, Peerless and Safeco (subsidiaries of Liberty Mutual), AIG, Vermont Mutual, Preferred Mutual, IDS, Occidental, GEICO, Harleysville, Foremost and Allstate (including their subsidiary Esurance). These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel. There can be no assurance that we will be able to compete effectively against these companies in the future.

        Our principal competitors within the Massachusetts private passenger automobile insurance market are Commerce Group, Inc., Liberty Mutual (including Peerless) and Arbella Insurance Group, which held 27.2%, 12.1% and 9.3% market shares based on automobile exposures, respectively, in 2013 according to CAR.

Employees

        At December 31, 2013, we employed 605 employees. Our employees are not covered by any collective bargaining agreement. Management considers our relationship with our employees to be good.

Investments

        Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings. Our investment objective is to focus on maximizing total returns while investing conservatively. We maintain a high-quality investment portfolio consistent with our established investment policy. As of December 31, 2013, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds. We have no exposure to European sovereign debt.

        According to our investment guidelines, no more than 2.0% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities). In addition, no more than 0.5% of our portfolio may be invested in securities of any one issuer rated "Baa," or the lowest investment grade assigned by Moody's. Of the less than 10.0% of our portfolio invested in senior bank loans and high yield bonds at December 31, 2013, no more than 5.0% may be invested in the securities of any one issuer, no more than 10.0% may be invested in any issuers total outstanding debt issue, and a maximum of 10.0% may be invested in securities unrated or rated "B-" or below by Moody's. We continually monitor the mix of taxable and tax-exempt securities in an attempt to maximize our total after-tax return. Since 1986, we have utilized the services of a third-party investment manager.

        The following table reflects the composition of our investment portfolio as of December 31, 2013 and 2012.

	As of December 31,
	2013		2012
	Estimated Fair Value	% of Portfolio	Estimated Fair Value	% of Portfolio
U.S. Treasury Securities	$1,503	0.1%	$7,155	0.6%
Obligations of states and political subdivisions	467,325	38.9	491,183	41.3
Residential mortgage-backed securities(1)	208,702	17.4	225,897	19.0
Commercial mortgage-backed securities	32,219	2.7	40,474	3.4
Other asset-backed securities	13,445	1.1	22,186	1.9
Corporate and other securities	381,763	31.7	378,658	31.9

Subtotal, fixed maturity securities	1,104,957	91.9	1,165,553	98.1
Equity securities(2)	91,871	7.6	22,800	1.9
Other invested assets	5,748	0.5	—	—

	$1,202,576	100.0%	$1,188,353	100.0%

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

        The Company invests in bank loans which are primarily investments in senior secured floating rate loans that banks have made to corporations. The loans are generally priced at an interest rate spread over the floating rate feature, this asset class provides protection against rising interest rates. However, this asset class is subject to default risk since these investments are typically below investment grade.

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

        The following table reflects our investment results for each year in the three-year period ended December 31, 2013.

	Years Ended December 31,
	2013	2012	2011
Average cash and invested securities (at cost)	$1,175,414	$1,118,266	$1,081,858
Net investment income(1)	$43,054	$40,870	$39,060
Net effective yield(2)	3.7%	3.7%	3.6%

(1)
After investment expenses, excluding realized investment gains or losses.

(2)
Net investment income for the period divided by average invested securities and cash for the same period.

        As of December 31, 2013, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured, senior bank loans and high yield bonds. We have no exposure to European sovereign debt.

        The composition of our fixed income security portfolio by Moody's rating is presented in the following table.

	As of December 31,
	2013		2012
	Estimated Fair Value	Percent	Estimated Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$212,413	19.2%	$237,155	20.3%
Aaa/Aa	468,309	42.4	538,346	46.2
A	190,326	17.2	174,208	14.9
Baa	92,752	8.4	81,874	7.0
Ba	41,718	3.8	43,898	3.8
B	65,214	5.9	59,572	5.1
Ca	7,005	0.6	5,383	0.5
Not rated	27,220	2.5	25,117	2.2

Total	$1,104,957	100.0%	$1,165,553	100.0%

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

        The Securities Valuation Office of the National Association of Insurance Commissioners (the "SVO") evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. SVO ratings are reviewed at least annually. At December 31, 2013, 81.9% of our available for sale fixed maturity investments were rated Category 1 and 7.3% were rated Category 2, the two highest ratings assigned by the SVO.

        The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2013.

	As of December 31, 2013
	Estimated Fair Value	Percent
Due in one year or less	$28,660	2.6%
Due after one year through five years	351,975	31.9
Due after five years through ten years	202,974	18.4
Due after ten years	266,982	24.2
Asset-backed securities(1)	254,366	23.0

Totals	$1,104,957	100.0%

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

Ratings

        A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on March 25, 2013. Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Very Vulnerable)." Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the Company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

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

        Insurance Regulation Concerning Dividends.    We rely on dividends from the Insurance Subsidiaries for our cash requirements. The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the shareholders of an insurance company. The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time. As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10.0% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2013, the statutory surplus of Safety Insurance was $627,993 and its net income for 2013 was $53,078. A maximum of $62,799 will be available during 2014 for such dividends without prior approval of the Commissioner.

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

        A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In 2013, 2012, and 2011 all our ratios for all our Insurance Subsidiaries were within the normal range.

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

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2013, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.

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

 Executive Officers and Directors

        The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

Name	Age(1)	Position	Years Employed by Safety
David F. Brussard	62	President, Chief Executive Officer and Chairman of the Board	38
William J. Begley, Jr.	59	Vice President, Chief Financial Officer and Secretary	28
James D. Berry	54	Vice President—Insurance Operations	31
George M. Murphy	47	Vice President—Marketing	25
Paul J. Narciso	50	Vice President—Claims	24
David E. Krupa	53	Vice President—Claims Operations	31
Daniel D. Loranger	74	Vice President—Management Information Systems and Chief Information Officer	33
Edward N. Patrick, Jr.	65	Vice President—Underwriting	40
A. Richard Caputo, Jr.	48	Director	—
Frederic H. Lindeberg	73	Director	—
Peter J. Manning	75	Director	—
David K. McKown	76	Director	—

(1)
As of March 11, 2014.

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

        William J. Begley, Jr. was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 4, 2002. Since January 1999, Mr. Begley has been the Chief Financial Officer and Treasurer of the Insurance Subsidiaries. Previously, Mr. Begley served as Assistant Controller of the Insurance Subsidiaries from 1985 to 1987, as Controller from 1987 to 1990 and as Assistant Vice President/Controller from 1990 to 1999. Mr. Begley has been employed by the Insurance Subsidiaries for over 28 years. Mr. Begley also serves on the Audit Committee of Guaranty Fund Management Services, and is a member of the Board of Directors of the Massachusetts Insurers Insolvency Fund.

        James D. Berry, CPCU, was appointed Vice President of Insurance Operations of the Company on October 1, 2005. Mr. Berry has been employed by the Insurance Subsidiaries for over 31 years and has directed the Company's Massachusetts Private Passenger line of business since 2001. Mr. Berry represents Safety on the Computer Sciences Corporation Series II and Exceed advisory councils. He also is a member of the Lexis-Nexis Telematics Leadership Panel.

        George M. Murphy, CPCU, was appointed Vice President of Marketing on October 1, 2005. Mr. Murphy has been employed by the Insurance Subsidiaries for over 25 years and most recently served as Director of Marketing.

        Paul J. Narciso was appointed Vice President of Casualty Claims of the Company on August 5, 2013. Mr. Narciso has held various adjusting and claims management positions with the Company since 1990. Mr. Narciso has 26 years of claim experience having worked at two national carriers prior to joining Safety. He currently serves on the Governing Board of the Massachusetts Insurance Fraud Bureau.

        David E. Krupa, CPCU, was appointed Vice President of Property Claims of the Company on March 4, 2002. Mr. Krupa has served as Vice President of Claims of the Insurance Subsidiaries since July 1990 and has been employed by the Insurance Subsidiaries for over 31 years. Mr. Krupa was first employed by the Company in 1982 and held a series of management positions in the Claims Department before being appointed Vice President in 1990. Mr. Krupa is a member of the Auto Damage Appraisers Licensing Board of Massachusetts. In addition, Mr. Krupa has been a member of several claims committees both at the Automobile Insurers Bureau of Massachusetts and CAR.

        Daniel D. Loranger was appointed Vice President of Management Information Systems of the Company on March 4, 2002. Mr. Loranger has served as Vice President of Management Information Systems and Chief Information Officer of the Insurance Subsidiaries since 1980 and has been employed by the Insurance Subsidiaries for over 33 years. Mr. Loranger began his data processing career with Raytheon Manufacturing in 1960.

        Edward N. Patrick, Jr. was appointed Vice President of Underwriting of the Company on March 4, 2002. Mr. Patrick has served as Vice President of Underwriting of the Insurance Subsidiaries since 1979 and as Secretary since 1999. He has been employed by one or more of our subsidiaries for over 40 years. Mr. Patrick has served on several committees of CAR, including the MAIP Steering, Actuarial, Market Review, Servicing Carrier, Statistical, Automation, Reinsurance and Operations Committee. Mr. Patrick is also on the Board of Directors of the Massachusetts Property Insurance Underwriting Association (FAIR Plan).

        A. Richard Caputo, Jr. has served as a director of the Company since June 2001. Mr. Caputo is Co-CEO and Managing Partner of The Jordan Company, a private investment firm, which he has been associated with since 1990. Mr. Caputo is also a director of various privately held companies.

        Frederic H. Lindeberg has served as a director of the Company since August 2004. Mr. Lindeberg has had a consulting practice providing taxation, management and investment counsel since 1991, focusing on finance, real estate, manufacturing and retail industries. Mr. Lindeberg retired in 1991 as Partner-In-Charge of various KPMG tax offices, after 24 years of service where he provided both accounting and tax counsel to various clients. Mr. Lindeberg is an attorney and certified public accountant. Mr. Lindeberg was formerly an adjunct professor at Penn State Graduate School of Business. Mr. Lindeberg is currently a director of TAL International Group, Inc.

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

        Approximately 63.9% of our direct written premiums for the year ended December 31, 2013, were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

Because we write insurance principally in Massachusetts, our business may be adversely affected by conditions in Massachusetts, including the potential effect of the Commissioner's Managed Competition.

        Almost all of our direct written premiums are currently generated in Massachusetts. Our revenues and profitability are therefore subject to prevailing regulatory, economic, demographic, competitive and other conditions in Massachusetts. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. In 2008, Massachusetts enacted significant changes to the regulatory framework relating to private passenger automobile insurance. These changes include rate competition and restructuring the private passenger automobile insurance residual market. The Commissioner intends that these changes will increase competition and result in lower premiums in private passenger automobile insurance in the state. We cannot estimate how these regulatory changes will affect our private passenger automobile insurance business over the longer term. Adverse results could include loss of market share, decreased revenue, and/or increased costs. Additional competitors have entered the market in response to these changes. In addition, these developments could have a disproportionate effect on us, compared to insurers which conduct operations in multiple states.

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

        Although we intend to concentrate on our core businesses in Massachusetts and New Hampshire, we also may seek to take advantage of prudent opportunities to expand our core businesses into other states where we believe the independent agent distribution channel is strong. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in an unfamiliar market, we may not be successful in this diversification. Additionally, in order to carry out any such strategy we would need to obtain the appropriate licenses from the insurance regulatory authority of any such state.

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

        Our future success depends significantly upon the efforts of certain key management personnel, including David F. Brussard, our Chief Executive Officer and President. We have entered into employment agreements with Messrs. Brussard, Begley, Narciso, Krupa, Loranger, Patrick, Murphy, and Berry, the eight members of our Management Team. The loss of key personnel could prevent us from fully implementing our business strategy and could significantly and negatively affect our financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, and our ability to do so will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel.

Market fluctuations and changes in interest rates can have significant and negative effects on our investment portfolio.

        Our results of operations depend in part on the performance of our invested assets. As of December 31, 2013, based upon fair value measurement, 91.9% of our investment portfolio was invested in fixed maturity securities, 7.6% in common equity securities and 0.5% in other invested assets. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors.

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

        The Massachusetts insurance law prohibits any person from acquiring control of us, and thus indirect control of our Insurance Subsidiaries, without the prior approval of the Commissioner. That law presumes that control exists where any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10.0% or more of our outstanding voting stock. Even persons who do not acquire beneficial ownership of more than 10.0% of the outstanding shares of our common stock may be deemed to have acquired such control if the Commissioner determines that such control exists in fact. Therefore, any person seeking to acquire a controlling interest in us would face regulatory obstacles which could delay, deter or prevent an acquisition that shareholders might consider in their best interests.

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

        Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock hold approximately 45.2% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time. Sales of substantial amounts of our common stock in the public market by our existing shareholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of March 3, 2014, there were 27 holders of record of the Company's common stock, par value $0.01 per share, and we estimate another 8,422 held in "Street Name."

        The Company's common stock (symbol: SAFT) is listed on the NASDAQ Global Select Market. The following table sets forth the high and low close prices per share for each full quarterly period within the Company's two most recent fiscal years.

2013	High	Low
First quarter	$49.16	$46.07
Second quarter	$53.68	$47.34
Third quarter	$55.03	$49.13
Fourth quarter	$56.94	$51.53

2012	High	Low
First quarter	$44.99	$40.89
Second quarter	$42.67	$39.64
Third quarter	$47.45	$41.22
Fourth quarter	$47.76	$43.17

        The closing price of the Company's common stock on March 5, 2014 was $55.35 per share.

        During 2013 and 2012, the Company's Board of Directors declared and paid four quarterly cash dividends to shareholders, which totaled $36,920 and $33,634, respectively. On February 14, 2014, the Company's Board of Directors declared a quarterly cash dividend of $.60 per share to shareholders of record on March 3, 2014, payable on March 14, 2014. The Company plans to continue to declare and pay quarterly cash dividends in 2014, depending on the Company's financial position and the regularity of its cash flows.

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

        The information called for by Item 201 (d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 23, 2014 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2013 (the Company's fiscal year end), and such information is incorporated herein by reference.

        For information regarding our share repurchase program, refer to Item 8—Financial Statements and Supplementary Data, Note 12, Share Repurchase Program, of this Form 10-K.

COMMON STOCK PERFORMANCE GRAPH

        Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Stock, for the period beginning on December 31, 2008 and ending on December 31, 2013 with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of six selected property & casualty insurance companies over the same period. The peer group consists of Baldwin & Lyons, Inc., Infinity Property & Casualty Corp., Mercury General Corp., State Auto Financial Corp., Selective Insurance Group, Inc., and Donegal Group, Inc. The graph shows the change in value of an initial one hundred dollar investment over the period indicated, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since December 31, 2008 Among
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

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2013, 2012, 2011, 2010 and 2009.

        The selected historical consolidated financial data for the years ended December 31, 2013, 2012, and 2011, and as of December 31, 2013, and 2012 have been derived from the financial statements of Safety Insurance Group, Inc. included in this annual report which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data for the year ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 have been derived from Safety Insurance Group, Inc.'s consolidated financial statements not included in this annual report, which have been audited by PricewaterhouseCoopers LLP.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
Direct written premiums	$731,680	$696,220	$649,262	$604,957	$559,747
Net written premiums	697,540	663,942	620,316	576,807	532,629
Net earned premiums	681,870	642,469	598,368	551,950	531,969
Net investment income	43,054	40,870	39,060	41,395	43,308
Net realized gains (losses) on investments	1,677	1,975	4,360	863	(167)
Finance and other service income	18,683	18,553	18,370	18,511	16,844

Total revenue	745,284	703,867	660,158	612,719	591,954

Loss and loss adjustment expenses	447,749	422,217	466,640	360,848	346,301
Underwriting, operating and related expenses	209,758	200,138	179,157	172,823	171,124
Interest expenses	89	88	88	88	135

Total expenses	657,596	622,443	645,885	533,759	517,560

Income before income taxes	87,688	81,424	14,273	78,960	74,394
Income tax expense	26,337	23,354	571	22,618	20,242

Net income	61,351	58,070	13,702	56,342	54,152

Earnings per weighted average common share:
Basic	$4.00	$3.80	$0.90	$3.74	$3.49

Diluted	$3.98	$3.80	$0.90	$3.74	$3.48

Cash dividends paid per common share	$2.40	$2.20	$2.00	$1.80	$1.60

Number of shares used in computing earnings per share:
earnings per share:
Basic	15,354,468	15,288,346	15,165,065	15,065,696	15,533,331

Diluted	15,399,801	15,295,452	15,176,006	15,084,295	15,552,063

	Years Ended December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total cash and investment securities	$1,258,453	$1,223,736	$1,145,783	$1,120,969	$1,103,084
Total assets	1,625,457	1,574,346	1,472,494	1,439,452	1,427,837
Losses and loss adjustment expense reserves	455,014	423,842	403,872	404,391	439,706
Total liabilities	930,270	879,987	816,181	785,976	807,402
Total shareholders' equity	695,187	694,359	656,313	653,476	620,435
GAAP Ratios:
Loss ratio(1)	65.7%	65.7%	78.0%	65.4%	65.1%
Expense ratio(1)	30.8	31.2	29.9	31.3	32.2

Combined ratio(1)	96.5%	96.9%	107.9%	96.7%	97.3%

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

        We are a leading provider of private passenger automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 63.9% of our direct written premiums in 2013), we offer a portfolio of other insurance products, including commercial automobile (11.8% of 2013 direct written premiums), homeowners (19.8% of 2013 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 4.5% of 2013 direct written premiums). Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 893 in 1,047 locations throughout Massachusetts and New Hampshire during 2013. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 10.8% and 13.1% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2013, according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR") based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer's number of car-years, a measure we refer to in this report as automobile exposures.

        The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella business during 2009, and commercial automobile business during 2011. During the years ended December 31, 2013, 2012, and 2011, we wrote $13,773, $9,057, and $5,750 in direct written premiums, respectively, and approximately 15,580, 11,000, and 4,500 policies, respectively, in New Hampshire.

Recent Trends and Events

  •
  We filed and were approved for a Massachusetts homeowners rate increase of 3.3% which was effective December 1, 2013.

  •
  We filed and were approved for a New Hampshire automobile rate increase of 4.5%, which was effective November 1, 2013.

  •
  For the year ended December 31, 2013, we incurred approximately $6,161 of catastrophe losses compared to $10,332 and $61,384 for the comparable 2012 and 2011 periods, respectively.

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

        Catastrophe losses incurred by the type of event are shown in the following table.

	Years Ended December 31,
Event	2013	2012	2011
Windstorms and hailstorms	$—	$2,355	$12,311
Tornado and windstorms	—	—	16,697
Floods	—	—	1,380
Icestorms and snowstorms	6,161	—	23,971
Hurricane and tropical storms	—	7,977	7,025

Total losses incurred(1)	$6,161	$10,332	$61,384

(1)
Total losses incurred includes losses plus defense and cost containment expenses and excludes adjusting and other claims settlement expenses.

        We did not have any recoveries from our primary catastrophe reinsurance treaties during the three-year period ended December 31, 2013 because there was no individual catastrophe for which our losses exceeded our retention under the treaties.

Massachusetts Automobile Insurance Market

        We have been subject to extensive regulation in the private passenger automobile insurance industry in Massachusetts, which represented 63.9% of our direct written premiums in 2013. Private passenger automobile insurance has been heavily regulated in Massachusetts. In any respects, the private passenger automobile insurance market in Massachusetts prior to 2008 was unique, in comparison to other states. This was due to a number of factors, including unusual regulatory conditions, the market dominance of domestic companies, the relative absence of large national companies, and the heavy reliance on independent insurance agents as the market's principal distribution channel. Perhaps most significantly, prior to 2008, the Massachusetts Commissioner of Insurance fixed and established the premium rates and the rating plan to be used by all insurance companies doing business in the private passenger automobile insurance market and the Massachusetts private passenger automobile insurance residual market mechanism featured a reinsurance program run by CAR in which companies were assigned producers.

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

        CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the "Taxi/Limo Program"). CAR approved Safety Insurance as one of the two servicing carriers for this program beginning January 1, 2011 until December 31, 2016.

        During 2013, we filed private passenger rate changes that increased the variation of rates within our tiering system which resulted in no change to the overall rate level. Our rates include a 13.0% commission rate for agents.

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

        Our GAAP insurance ratios are presented in the following table for the periods indicated.

	Years Ended December 31,
	2013	2012	2011
GAAP ratios:
Loss ratio	65.7%	65.7%	78.0%
Expense ratio	30.8	31.2	29.9

Combined ratio	96.5%	96.9%	107.9%

Share-Based Compensation

        On June 25, 2002, the Board of Directors of the Company (the "Board") adopted the 2002 Management Omnibus Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options ("NQSOs"), stock appreciation rights and restricted stock ("RS") awards.

        On March 10, 2006, the Board approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes. A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. Under the Incentive Plan, as amended, the maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. As of December 31, 2013, there were 531,862 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants outstanding under the Incentive Plan as of December 31, 2013, were comprised of 212,690 restricted shares and 20,200 nonqualified stock options.

        Grants made under the Incentive Plan during the years 2009 through 2013 were as follows.

Type of Equity Awarded	Effective Date	Number of Awards Granted	Fair Value per Share		Vesting Terms
RS	March 9, 2009	95,953	$28.66	(1)	3 years, 30%-30%-40%
RS	March 9, 2009	4,000	$28.66	(1)	No vesting period(3)
RS	March 19, 2009	38,046	$33.24	(1)	5 years, 20% annually(5)
RS	March 9, 2010	77,360	$38.78	(1)	3 years, 30%-30%-40%
RS	March 9, 2010	4,000	$38.78	(1)	No vesting period(3)
RS	March 23, 2010	25,590	$38.09	(1)	5 years, 20% annually(5)
RS	March 9, 2011	68,637	$47.35	(1)	3 years, 30%-30%-40%
RS	March 9, 2011	4,000	$47.35	(1)	No vesting period(3)
RS	March 23, 2011	22,567	$44.94	(1)	5 years, 20% annually(5)
RS	March 8, 2012	77,844	$41.75	(1)	3 years, 30%-30%-40%
RS	March 8, 2012	4,000	$41.75	(1)	No vesting period(3)
RS	March 21, 2012	20,912	$41.96	(1)	5 years, 20% annually(5)
RS	March 11, 2013	28,988	$46.96	(1)	3 years, 30%-30%-40%
RS	March 11, 2013	4,000	$46.96	(1)	No vesting period(3)
RS	March 11, 2013	35,429	$43.90	(2)	3 years, cliff vesting(4)
RS	March 27, 2013	22,485	$48.65	(1)	5 years, 20% annually(5)
RS	July 8, 2013	500	$51.63	(1)	5 years, 20% annually(5)
RS	August 5, 2013	1,659	$54.26	(1)	3 years, 30%-30%-40%
RS	August 5, 2013	2,027	$48.27	(1)	3 years, cliff vesting(4)

(1)
The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.

(2)
The fair value per share of the restricted stock grant is equal to the performance-based restricted stock award calculation.

(3)
The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of our Board of Directors.

(4)
The shares represent performance-based restricted shares award. Vesting of these shares is dependent upon the attainment of pre-established performance objectives, and any difference between shares granted and shares earned at the end of the performance period will be reported at the conclusion of the performance period in 2016.

(5)
The shares represent awards granted to non-executive employees and vest ratable over a five-year service period.

Reinsurance

        We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan"). The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models. As of January 1, 2014, we have purchased three layers of excess catastrophe reinsurance providing $515,000 of coverage for property losses in excess of $50,000 up to a maximum of $565,000. Our reinsurers co-participation is 65.00% of $100,000 for the 1st layer, 80.0% of $280,000 for the 2nd layer and 80.0% of $135,000 for the 3rd layer. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance in 2014 protects us in the event of a "115-year storm" (that is, a storm of a severity expected to occur once in a 115-year period). Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A+" (Excellent). Most of our other reinsurers have an A.M. Best rating of "A+" (Excellent) or "A" (Excellent).

        We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. CAR also runs MAIP, the private passenger assigned risk in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past decade as insurance carriers have reduced their exposure to coastal property. The FAIR Plan's exposure to catastrophe losses increased and as a result, the FAIR Plan buys reinsurance to reduce their exposure to catastrophe losses. On July 1, 2013, the FAIR Plan purchased $1,000,000 of catastrophe reinsurance for property losses in excess of $200,000. At December 31, 2013, we had no material amounts recoverable from any reinsurer, excluding $59,058 recoverable from CAR.

Effects of Inflation

        We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Results of Operations

        The following table shows certain of our selected financial results.

	Years Ended December 31,
	2013	2012	2011
Direct written premiums	$731,680	$696,220	$649,262

Net written premiums	$697,540	$663,942	$620,316

Net earned premiums	$681,870	$642,469	$598,368
Net investment income	43,054	40,870	39,060
Net realized gains on investments	1,677	1,975	4,360
Finance and other service income	18,683	18,553	18,370

Total revenue	745,284	703,867	660,158

Loss and loss adjustment expenses	447,749	422,217	466,640
Underwriting, operating and related expenses	209,758	200,138	179,157
Interest expense	89	88	88

Total expenses	657,596	622,443	645,885

Income before income taxes	87,688	81,424	14,273
Income tax expense	26,337	23,354	571

Net income	$61,351	$58,070	$13,702

Earnings per weighted average common share:
Basic	$4.00	$3.80	$0.90

Diluted	$3.98	$3.80	$0.90

Cash dividends paid per common share	$2.40	$2.20	$2.00

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

        Direct Written Premiums.    Direct written premiums for the year ended December 31, 2013 increased by $35,460, or 5.1%, to $731,680 from $696,220 for the comparable 2012 period. The 2013 increases occurred primarily in our homeowners , commercial automobile and personal automobile business lines which experienced increases of 4.5%, 0.9%, and 2.5%, respectively, in average written premium per exposure. Written exposures decreased slightly by 0.3% in our personal automobile line and increased by 10.9% and 5.7% in our commercial automobile and homeowners lines, respectively. The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.

        Net Written Premiums.    Net written premiums for the year ended December 31, 2013 increased by $33,598, or 5.1%, to $697,540 from $663,942 for 2012. The 2013 increase was primarily due to the factors that increased direct written premiums.

        Net Earned Premiums.    Net earned premiums for the year ended December 31, 2013 increased by $39,401, or 6.1%, to $681,870 from $642,469 for the comparable 2012 period. The 2013 increase was primarily due to the factors that increased direct written premiums.

        The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Years Ended December 31,
	2013	2012
Written Premiums
Direct	$731,680	$696,220
Assumed	20,593	17,943
Ceded	(54,733)	(50,221)

Net written premiums	$697,540	$663,942

Earned Premiums
Direct	$715,657	$673,596
Assumed	19,251	16,910
Ceded	(53,038)	(48,037)

Net earned premiums	$681,870	$642,469

        Net Investment Income.    Net investment income for the year ended December 31, 2013 increased by $2,184, or 5.3%, to $43,054 from $40,870 for the comparable 2012 period. Net effective annual yield on the investment portfolio was 3.7% for both the years ended December 31, 2013 and 2012. Our duration was 4.0 years at December 31, 2013, up from 3.6 years at December 31, 2012.

        Net Realized Gains on Investments.    Net realized gains on investments were $1,677 for the year ended December 31, 2013 compared to $1,975 for the comparable 2012 period.

        The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of December 31, 2013
			Gross Unrealized Losses(3)
	Cost or Amortized Cost	Gross Unrealized Gains	Non-OTTI Unrealized Losses	OTTI Unrealized Losses(4)	Estimated Fair Value
U.S. Treasury securities	$1,510	$—	$(7)	$—	$1,503
Obligations of states and political subdivisions	461,256	10,248	(4,179)	—	467,325
Residential mortgage-backed securities(1)	205,053	6,879	(3,230)	—	208,702
Commercial mortgage-backed securities	31,885	342	(8)	—	32,219
Other asset-backed securities	13,357	124	(36)	—	13,445
Corporate and other securities	374,171	9,882	(2,290)	—	381,763

Subtotal, fixed maturity securities	1,087,232	27,475	(9,750)	—	1,104,957
Equity securities(2)	83,134	8,821	(84)	—	91,871
Other invested assets(5)	5,748	—	—	—	5,748

Totals	$1,176,114	$36,296	$(9,834)	$—	$1,202,576

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

(3)
Our investment portfolio included 220 securities in an unrealized loss position at December 31, 2013.

(4)
Amounts in this column represent other-than-temporary impairment ("OTTI") recognized in accumulated other comprehensive income.

(5)
Other invested assets are accounted for under the equity method which approximates fair value.

        The composition of our fixed income security portfolio by Moody's rating was as follows:

	As of December 31, 2013
	Estimated Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$212,413	19.2%
Aaa/Aa	468,309	42.4%
A	190,326	17.2%
Baa	92,752	8.4%
Ba	41,718	3.8%
B	65,214	5.9%
Ca	7,005	0.6%
Not rated	27,220	2.5%

Total	$1,104,957	100.0%

        As of December 31, 2013, our portfolio of fixed maturity investments was principally comprised of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds. We have no exposure to European sovereign debt.

        The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2013.

	As of December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities	$1,503	$7	$—	$—	$1,503	$7
Obligations of states and political subdivisions	131,114	3,898	3,362	281	134,476	4,179
Residential mortgage-backed securities	50,048	1,570	37,166	1,660	87,214	3,230
Commercial mortgage-backed securities	6,008	8	—	—	6,008	8
Other asset-backed securities	3,240	31	4,608	5	7,848	36
Corporate and other securities	86,312	2,223	2,235	67	88,547	2,290

Subtotal, fixed maturity securities	278,225	7,737	47,371	2,013	325,596	9,750
Equity securities	3,933	73	299	11	4,232	84

Total temporarily impaired securities	$282,158	$7,810	$47,670	$2,024	$329,828	$9,834

        As of December 31, 2013, we held insured investment securities of approximately $104,998, which represented approximately 8.7% of our total investments. Approximately $59,713 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

        The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of December 31, 2013. We do not have any direct investment holdings in a financial guarantee insurance company.

	As of December 31, 2013
Financial Guarantor	Total	Pre-refunded Securities	Exposure Net of Pre-refunded Securities
Municipal bonds
Ambac Assurance Corporation	$17,768	$10,439	$7,329
Financial Guaranty Insurance Company	263	263	—
Assured Guaranty Municipal Corporation	42,132	31,374	10,758
National Public Finance Guaranty Corporation	44,835	17,637	27,198

Total	$104,998	$59,713	$45,285

        The Moody's ratings of our insured investments held at December 31, 2013 are essentially the same with or without the investment guarantees.

        We reviewed the unrealized losses in our fixed income and equity portfolio as of December 31, 2013 for potential other-than-temporary asset impairments. We held no securities at December 31, 2013 with a material (20.0% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was performed for securities appearing on our "Watch List," if any. Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

        Of the $9,834 gross unrealized losses as of December 31, 2013, $4,186 relates to obligations of U.S. Treasuries, states and political subdivisions. The remaining $5,648 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

        The unrealized losses recorded on the investment portfolio at December 31, 2013 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

        During the years ended December 31, 2013 and 2012, there was no significant deterioration in the credit quality of any of our holdings and no OTTI charges were recorded related to our portfolio of investment securities.

        For information regarding fair value measurements of our investment portfolio, refer to Item 8—Financial Statements and Supplementary Data, Note 14, Fair Value of Financial Instruments, of this Form 10-K.

        Finance and Other Service Income.    Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income increased by $130, or 0.7%, to $18,683 for the year ended December 31, 2013 from $18,553 for the comparable 2012 period.

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for the year ended December 31, 2013 increased by $25,532, or 6.0%, to $447,749 from $422,217 for the comparable 2012 period. Our GAAP loss ratio for the year ended December 31, 2013 and 2012 remained constant at 65.7%. Our GAAP loss ratio excluding loss adjustment expenses for the year ended December 31, 2013 and 2012 remained constant at 56.5%. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2013 was $28,889, compared to $17,310, for the comparable 2012 period.

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expenses for the year ended December 31, 2013 increased by $9,620, or 4.8%, to $209,758 from $200,138 for the comparable 2012 period, primarily due to an increase in commissions paid to agents. Our GAAP expense ratios for the year ended December 31, 2013 decreased to 30.8% from 31.2% for the comparable 2012 period.

        Interest Expenses.    Interest expense was $89 and $88 for the years ended December 31, 2013 and 2012, respectively. The credit facility commitment fee included in interest expense was $75 for each of the years ended December 31, 2013 and 2012.

        Income Tax Expense.    Our effective tax rates were 30.0% and 28.7% for the years ended December 31, 2013 and 2012, respectively. These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

        Net Income.    Net income for the year ended December 31, 2013 was $61,351 compared to $58,070 for the comparable 2012 period.

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

        Net Written Premiums.    Net written premiums for the year ended December 31, 2012 increased by $43,626, or 7.0%, to $663,942 from $620,316 for 2011.The 2012 increase was primarily due to the factors that increased direct written premiums.

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

        Net Investment Income.    Net investment income for the year ended December 31, 2012 increased by $1,810, or 4.6%, to $40,870 from $39,060 for the comparable 2011 period. Net effective annual yield on the investment portfolio increased to 3.7% for the year ended December 31, 2012 from 3.6% for the comparable 2011 period. Our duration was 3.6 years at December 31, 2012, up from 3.7 years at December 31, 2011.

        Net Realized Gains (Losses) on Investments.    Net realized gains on investments were $1,975 for the year ended December 31, 2012 compared to $4,360 for the comparable 2011 period.

        The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows.

	As of December 31, 2012
			Gross Unrealized Losses(3)
	Cost or Amortized Cost	Gross Unrealized Gains	Non-OTTI Unrealized Losses	OTTI Unrealized Losses(4)	Estimated Fair Value
U.S. Treasury securities	$7,112	$43	$—	$—	$7,155
Obligations of states and political subdivisions	455,249	35,951	(17)	—	491,183
Residential mortgage-backed securities(1)	215,438	11,465	(1,006)	—	225,897
Commercial mortgage-backed securities	39,388	1,086	—	—	40,474
Other asset-backed securities	21,288	898	—	—	22,186
Corporate and other securities	361,939	16,988	(269)	—	378,658

Subtotal, fixed maturity securities	1,100,414	66,431	(1,292)	—	1,165,553
Equity securities(2)	21,237	1,629	(66)	—	22,800
Other invested assets	—	—	—	—	—

Totals	$1,121,651	$68,060	$(1,358)	$—	$1,188,353

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

(4)
Amounts in this column represent other-than-temporary impairment ("OTTI") recognized in accumulated other comprehensive income.

        The composition of our fixed income security portfolio by Moody's rating was as follows.

	As of December 31, 2012
	Estimated Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$237,155	20.3%
Aaa/Aa	538,346	46.2
A	174,208	14.9
Baa	81,874	7.0
Ba	43,898	3.8
B	59,572	5.1
Ca	5,383	0.5
Not rated	25,117	2.2

Total	$1,165,553	100.0%

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

	As of December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	2,868	17	—	—	2,868	17
Residential mortgage-backed securities	50,779	966	3,938	40	54,717	1,006
Commercial mortgage-backed securities	107	—	—	—	107	—
Corporate and other securities	22,979	269	—	—	22,979	269

Subtotal, fixed maturity securities	76,733	1,252	3,938	40	80,671	1,292
Equity securities	1,145	23	303	43	1,448	66

Total temporarily impaired securities	$77,878	$1,275	$4,241	$83	$82,119	$1,358

        As of December 31, 2012, we held insured investment securities of approximately $116,171, which represented approximately 9.8% of our total investment. Approximately $48,741 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

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

        We reviewed the unrealized losses in our fixed income and equity portfolio as of December 31, 2012 for potential other-than-temporary asset impairments. We held no securities at December 31, 2012 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was performed for securities appearing on our "Watch List," if any. Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

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

        For information regarding fair value measurements of our investment portfolio, refer to Item 8—Financial Statements and Supplementary Data, Note 14, Fair Value Measurements, of this Form 10-K.

        Finance and Other Service Income.    Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income increased by $183 or 1.0% to $18,553 for the year ended December 31, 2012 from $18,370 for the comparable 2011 period.

        Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses incurred for year ended December 31, 2012 decreased by $44,423, or 9.5%, to $422,217 from $466,640 for the comparable 2011 period. Our GAAP loss ratio for the year ended December 31, 2012 decreased to 65.7% from 78.0% for the comparable 2011 period. Included in pre-tax results for the year ended December 31, 2012 is approximately $10,332 attributable to catastrophic weather event losses sustained throughout the year compared to $61,384 for the comparable 2011 period. Our GAAP loss ratio excluding loss adjustment expenses for the year ended December 31, 2012 decreased to 56.8% from 68.6% for the comparable 2011 period. The total prior year favorable development included in pre-tax results for the year ended December 31, 2012 was $17,310 compared to $36,683 for the comparable 2011 period.

        Underwriting, Operating and Related Expenses.    Underwriting, operating and related expenses for year ended December 31, 2012 increased by $20,981, or 11.7%, to $200,138 from $179,157 for the comparable 2011 period primarily due to an increase in commissions to agents as a result of premium increases, as discussed above. Our GAAP expense ratios for the year ended December 31, 2012 increased to 31.2% from 29.9% for the comparable 2011 period.

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

        Net Income.    Net income for the year ended December 31, 2012 was $57,404 compared to $13,702 for the comparable 2011 period. This increase was primarily attributable to the decrease in losses and loss adjustment expenses, as discussed above.

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

        Net cash provided by operating activities was $110,861, $104,311, and $39,475 during the years ended December 31, 2013, 2012, and 2011, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

        Net cash used for investing activities was $51,295, $74,445 and $12,413 during the years ended December 31, 2013, 2012 and 2011, respectively, as purchases of fixed maturity and equity securities exceeded sales, paydowns, calls and maturities of fixed maturity and equity securities.

        Net cash used for financing activities was $39,072, $32,393, and $29,463 during the years ended December 31, 2013, 2012 and 2011, respectively. Net cash used for financing activities is primarily comprised of dividend payments to shareholders and the acquisition of treasury stock.

        The Insurance Subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments. In recent years, global financial markets experienced unprecedented and challenging conditions, including a tightening in the availability of credit, the failure of several large financial institutions and concerns about the creditworthiness of the sovereign debt of several European and other countries. We believe that recent and ongoing government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of the assets we hold will allow us to realize these securities' anticipated long-term economic value. Furthermore, as of December 31, 2013, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value. We do not anticipate the need to sell these securities to meet the Insurance Subsidiaries cash requirements. We expect the Insurance Subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements. However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

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

Regulatory Matters

        Our insurance company's subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2013, the statutory surplus of Safety Insurance was $627,993, and its net income for 2013 was $53,078. As a result, a maximum of $62,799 is available in 2014 for such dividends without prior approval of the Commissioner. During the twelve months ended December 31, 2013, Safety Insurance recorded dividends to Safety of $36,114.

        The maximum dividend permitted by law is not indicative of an insurer's actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

        Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2013 and 2012 were as follows:

Declaration Date	Record Date	Payment Date	Dividend per Common Share	Total Dividends Paid and Accrued
November 4, 2013	December 2, 2013	December 13, 2013	$0.60	$9,239
August 7, 2013	September 3, 2013	September 13, 2013	$0.60	$9,236
May 6, 2013	June 3, 2013	June 14, 2013	$0.60	$9,244
February 15, 2013	March 1, 2013	March 15, 2013	$0.60	$9,200
November 2, 2012	December 3, 2012	December 14, 2012	$0.60	$9,193
August 1, 2012	September 4, 2012	September 14, 2012	$0.60	$9,191
May 3, 2012	June 1, 2012	June 15, 2012	$0.50	$7,652
February 15, 2012	March 1, 2012	March 15, 2012	$0.50	$7,598

        On February 14, 2014, our Board approved and declared a quarterly cash dividend on our common stock of $0.60 per share to be paid on March 14, 2014 to shareholders of record on March 3, 2014. We plan to continue to declare and pay quarterly cash dividends in 2014, depending on our financial position and the regularity of our cash flows.

        On August 3, 2007, our Board approved a share repurchase program of up to $30,000 of the Company's outstanding common shares. As of September 30, 2013, the Board of Directors had authorized increases to the existing share repurchase program of up to $90,000 of the Company's outstanding common shares. On November 4, 2013, the Board of Directors again increased the existing share repurchase program by authorizing repurchase of up to $150,000 of the Company's outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

        During the year ended December 31, 2013, the Company purchased 90,902 of its common shares on the open market under the program at a cost of $4,799 resulting in total shares purchased since inception of the program of 1,819,547 at a cost of $60,368. No share purchases were made by the Company during the year ended December 31, 2012.

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

Contractual Obligations

        We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2013, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
	Within One Year	Two to Three Years	Four to Five Years	After Five Years	Total
Loss and LAE reserves	$222,957	$200,206	$27,301	$4,550	$455,014
Purchase commitments	971	1,409	—	—	2,380
Operating leases	4,151	8,110	7,677	—	19,938

Total contractual obligations	$228,079	$209,725	$34,978	$4,550	$477,332

        As of December 31, 2013, the Company had loss and LAE reserves of $455,014, unpaid reinsurance recoverables of $60,346 and net loss and LAE reserves of $394,668. Our loss and LAE reserves are estimates as described in more detail under Critical Accounting Policies and Estimates. The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

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

        Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $364,146 to $401,265 as of December 31, 2013 compared to a range of $347,618 to $379,385 as of December 31, 2012. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $394,668 as of December 31, 2013 compared to $371,657 as of December 31, 2012 .

        The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2013 and December 31, 2012.

	As of December 31, 2013
Line of Business	Low	Recorded	High
Private passenger automobile	$216,334	$232,362	$233,682
Commercial automobile	52,889	55,460	57,765
Homeowners	57,933	62,249	62,545
All other	36,990	44,597	47,273

Total	$364,146	$394,668	$401,265

	As of December 31, 2012
Line of Business	Low	Recorded	High
Private passenger automobile	$220,432	$232,663	$232,980
Commercial automobile	44,548	48,934	49,652
Homeowners	50,047	55,382	59,784
All other	32,591	34,678	36,969

Total	$347,618	$371,657	$379,385

        The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31, 2013 and December 31, 2012.

	As of December 31, 2013
Line of Business	Case	IBNR	Total
Private passenger automobile	$233,250	$(1,912)	$231,338
CAR assumed private passenger auto	487	538	1,025
Commercial automobile	37,304	5,976	43,280
CAR assumed commercial automobile	6,639	5,540	12,179
Homeowners	38,292	17,426	55,718
FAIR Plan assumed homeowners	2,676	3,855	6,531
All other	22,732	21,865	44,597

Total net reserves for losses and LAE	$341,380	$53,288	$394,668

	As of December 31, 2012
Line of Business	Case	IBNR	Total
Private passenger automobile	$232,695	$(2,654)	$230,041
CAR assumed private passenger auto	1,378	1,244	2,622
Commercial automobile	33,665	4,521	38,186
CAR assumed commercial automobile	6,232	4,516	10,748
Homeowners	33,397	15,322	48,719
FAIR Plan assumed homeowners	2,552	4,111	6,663
All other	21,060	13,618	34,678

Total net reserves for losses and LAE	$330,979	$40,678	$371,657

        At December 31, 2013 and 2012, our total IBNR reserves for our private passenger automobile line of business were comprised of $(25,196) and $(25,826) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $23,284 and $23,172 related to our estimation for not yet reported losses, respectively.

        Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves. The IBNR reserves for CAR assumed commercial automobile business are 45.5%, respectively, of our total reserves for CAR assumed commercial automobile business as of December 31, 2013 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves. Our IBNR reserves for FAIR Plan assumed homeowners are 59.0% of our total reserves for FAIR Plan assumed homeowners at December 31, 2013 due to similar reporting delays in the information we receive from FAIR Plan.

        The following tables present information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of December 31, 2013 and 2012.

	As of December 31, 2013
Line of Business	Retained	Assumed	Net
Private passenger automobile	$231,338
CAR assumed private passenger automobile		$1,025
Net private passenger automobile			$232,363
Commercial automobile	43,280
CAR assumed commercial automobile		12,179
Net commercial automobile			55,459
Homeowners	55,718
FAIR Plan assumed homeowners		6,531
Net homeowners			62,249
All other	44,597	—	44,597

Total net reserves for losses and LAE	$374,933	$19,735	$394,668

	As of December 31, 2012
Line of Business	Retained	Assumed	Net
Private passenger automobile	$230,041
CAR assumed private passenger automobile		$2,622
Net private passenger automobile			$232,663
Commercial automobile	38,186
CAR assumed commercial automobile		10,748
Net commercial automobile			48,934
Homeowners	48,719
FAIR Plan assumed homeowners		6,663
Net homeowners			55,382
All other	34,678	—	34,678

Total net reserves for losses and LAE	$351,624	$20,033	$371,657

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

Sensitivity Analysis

        Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. For the twelve months ended December 31, 2013, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $6,819. Each 1 percentage-point change in the loss and loss expense ratio would have had a $4,432 effect on net income, or $0.29 per diluted share.

        Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation. The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the twelve months ended December 31, 2013. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent Change in Frequency	No Change in Frequency	+1 Percent Change in Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,627)	$(2,313)	$—
Estimated increase in net income	3,008	1,503	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,313)	—	2,313
Estimated increase (decrease) in net income	1,503	—	(1,503)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,313	4,627
Estimated decrease in net income	—	(1,503)	(3,008)
Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(866)	(433)	—
Estimated increase in net income	563	281	—
No Change in Severity
Estimated (decrease) increase in reserves	(433)	—	433
Estimated increase (decrease) in net income	281	—	(281)
+1 Percent Change in Severity
Estimated increase in reserves	—	433	866
Estimated decrease in net income	—	(281)	(563)
Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,114)	(557)	—
Estimated increase in net income	724	362	—
No Change in Severity
Estimated (decrease) increase in reserves	(557)	—	557
Estimated increase (decrease) in net income	362	—	(362)
+1 Percent Change in Severity
Estimated increase in reserves	—	557	1,114
Estimated decrease in net income	—	(362)	(724)
All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(892)	(446)	—
Estimated increase in net income	580	290	—
No Change in Severity
Estimated (decrease) increase in reserves	(446)	—	446
Estimated increase (decrease) in net income	290	—	(290)
+1 Percent Change in Severity
Estimated increase in reserves	—	446	892
Estimated decrease in net income	—	(290)	(580)

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

        The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2013. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent Change in Estimation	+1 Percent Change in Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(10)	$10
Estimated increase (decrease) in net income	7	(7)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(122)	122
Estimated increase (decrease) in net income	79	(79)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(65)	65
Estimated increase (decrease) in net income	42	(42)

Reserve Development Summary

        The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $28,889, $17,310 and $36,683 for the years ended December 31, 2013, 2012, and 2011, respectively.

        The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2013, 2012 and 2011. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid. Our financial statements reflect the aggregate results of the current and all prior accident years.

	Years Ended December 31,
Accident Year	2013	2012	2011
2003 & prior	$(653)	$(583)	$(1,429)
2004	(612)	(752)	(1,293)
2005	(728)	(1,909)	(3,584)
2006	(620)	(1,343)	(4,585)
2007	(2,968)	(2,304)	(5,264)
2008	(4,266)	(3,983)	(9,198)
2009	(4,998)	(4,281)	(6,627)
2010	(5,304)	(5,927)	(4,703)
2011	(5,543)	3,772	—
2012	(3,197)	—	—

All prior years	$(28,889)	$(17,310)	$(36,683)

        The decreases in prior years reserves during the years ended December 31, 2013, 2012 and 2011 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2013 decrease is primarily composed of reductions of $23,938, in our retained automobile reserves and $4,740 in our retained homeowners reserves. The 2012 decrease is primarily composed of reductions of $17,879 in our retained automobile reserves. The 2011 decrease is primarily composed of reductions of $28,302 in our retained automobile reserves and $4,921 in our retained homeowners reserves.

        The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2013.

Accident Year	Private Passenger Automobile	Commercial Automobile	Homeowners	All Other	Total
2003 & prior	$(581)	$(3)	$(21)	$(48)	$(653)
2004	(374)	5	(213)	(30)	(612)
2005	(586)	(73)	(70)	1	(728)
2006	(1,186)	(18)	8	576	(620)
2007	(1,851)	(719)	(188)	(210)	(2,968)
2008	(3,686)	(431)	(62)	(87)	(4,266)
2009	(3,655)	(56)	(1,275)	(12)	(4,998)
2010	(2,461)	(105)	(2,690)	(48)	(5,304)
2011	(4,017)	(690)	(590)	(246)	(5,543)
2012	(2,693)	(474)	(238)	208	(3,197)

All prior years	$(21,090)	$(2,564)	$(5,339)	$104	$(28,889)

        To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

        The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the year ended December 31, 2013; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

Accident Year	Retained Private Passenger Automobile	Retained Commercial Automobile	Retained Homeowners	Retained All Other	Total
2003 & prior	$(484)	$(2)	$(21)	$(48)	$(555)
2004	(267)	—	(213)	(30)	(510)
2005	(588)	(3)	(88)	1	(678)
2006	(891)	(2)	—	576	(317)
2007	(1,754)	(759)	(185)	(210)	(2,908)
2008	(3,451)	(506)	(63)	(87)	(4,107)
2009	(3,740)	(36)	(1,252)	(12)	(5,040)
2010	(2,461)	(190)	(2,700)	(48)	(5,399)
2011	(4,017)	(878)	(390)	(246)	(5,531)
2012	(2,693)	(1,216)	172	208	(3,529)

All prior years	$(20,346)	$(3,592)	$(4,740)	$104	$(28,574)

        The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the year ended December 31, 2013.

Accident Year	CAR Assumed Private Passenger Automobile	CAR Assumed Commercial Automobile	FAIR Plan Homeowners	Total
2003 & prior	$(97)	$(1)	$—	$(98)
2004	(107)	5	—	(102)
2005	2	(70)	18	(50)
2006	(295)	(16)	8	(303)
2007	(97)	40	(3)	(60)
2008	(235)	75	1	(159)
2009	85	(20)	(23)	42
2010	—	85	10	95
2011	—	188	(200)	(12)
2012	—	742	(410)	332

All prior years	$(744)	$1,028	$(599)	$(315)

        Our private passenger automobile line of business prior year reserves decreased by $21,090 for the year ended December 31, 2013. The decrease was primarily due to improved retained private passenger results of $18,116 for the accident years 2007 through 2012. The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

        Our retained commercial automobile line of business prior year reserves decreased by $3,592 for the year ended December 31, 2013 due primarily to fewer IBNR claims than previously estimated.

        Our retained homeowners line of business prior year reserves decreased by $4,740 for the year ended December 31, 2013 due primarily to re-estimation of 2010 and 2009 catastrophe losses.

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

	-100 Basis Point Change	No Change	+100 Basis Point Change
As of December 31, 2013
Estimated fair value	$1,151,487	$1,109,573	$1,065,504
Estimated increase (decrease) in fair value	$41,914	$—	$(44,069)
As of December 31, 2012
Estimated fair value	$1,227,919	$1,188,353	$1,147,684
Estimated increase (decrease) in fair value	$39,566	$—	$(40,669)

        With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At December 31, 2013, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2013, assuming that all of such debt is outstanding for the entire year.

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

SAFETY INSURANCE GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety Insurance Group, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Safety Insurance Group, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing on Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 17, 2014

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,
	2013	2012
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,087,232 and $1,100,414)	$1,104,957	$1,165,553
Equity securities, at fair value (cost: $83,134 and $21,237)	91,871	22,800
Other invested assets	5,748	—

Total investments	1,202,576	1,188,353
Cash and cash equivalents	55,877	35,383
Accounts receivable, net of allowance for doubtful accounts	169,304	165,750
Receivable for securities sold	1,320	835
Accrued investment income	10,329	10,587
Taxes recoverable	709	5,529
Receivable from reinsurers related to paid loss and loss adjustment expenses	4,588	6,610
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	60,346	52,185
Ceded unearned premiums	17,900	16,206
Deferred policy acquisition costs	63,388	60,665
Deferred income taxes	3,984	—
Equity and deposits in pools	18,733	16,965
Other assets	16,403	15,278

Total assets	$1,625,457	$1,574,346

Liabilities
Loss and loss adjustment expense reserves	$455,014	$423,842
Unearned premium reserves	370,583	353,219
Accounts payable and accrued liabilities	66,508	65,458
Payable for securities purchased	13,327	2,630
Payable to reinsurers	7,094	7,056
Deferred income taxes	—	8,202
Other liabilities	17,744	19,580

Total liabilities	930,270	879,987

Commitments and contingencies (Note 7)
Shareholders' equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,207,929 and 17,052,034 shares issued	172	170
Additional paid-in capital	170,391	163,041
Accumulated other comprehensive income, net of taxes	17,200	43,356
Retained earnings	567,792	543,361
Treasury stock, at cost: 1,819,547 and 1,728,645 shares	(60,368)	(55,569)

Total shareholders' equity	695,187	694,359

Total liabilities and shareholders' equity	$1,625,457	$1,574,346

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Net earned premiums	$681,870	$642,469	$598,368
Net investment income	43,054	40,870	39,060
Net realized gains on investments	1,677	1,975	4,360
Finance and other service income	18,683	18,553	18,370

Total revenue	745,284	703,867	660,158

Losses and loss adjustment expenses	447,749	422,217	466,640
Underwriting, operating and related expenses	209,758	200,138	179,157
Interest expense	89	88	88

Total expenses	657,596	622,443	645,885

Income before income taxes	87,688	81,424	14,273
Income tax expense	26,337	23,354	571

Net income	$61,351	$58,070	$13,702

Earnings per weighted average common share:
Basic	$4.00	$3.80	$0.90

Diluted	$3.98	$3.80	$0.90

Cash dividends paid per common share	$2.40	$2.20	$2.00

Number of shares used in computing earnings per share:
Basic	15,354,468	15,288,346	15,165,065

Diluted	15,399,801	15,295,452	15,176,006

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$61,351	$58,070	$13,702
Other comprehensive income, net of tax:
Unrealized holding (losses) gains during the period, net of tax (benefit) expense of ($13,497), $4,856, and $8,875	(25,066)	9,019	16,483
Reclassification adjustment for gains included in net income, net of tax expense of ($587), ($691), and ($1,526)	(1,090)	(1,284)	(2,834)

Unrealized (losses) gains on securities available for sale	(26,156)	7,735	13,649

Comprehensive income	$35,195	$65,805	$27,351

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income, Net of Taxes	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2010	$168	$151,317	$21,972	$535,545	$(55,526)	$653,476
Net income				13,702		13,702
Other comprehensive income, net of deferred federal income taxes			13,649			13,649
Restricted shares awards issued	1	188				189
Recognition of employee share-based compensation, net of deferred federal income taxes		4,692				4,692
Exercise of options, net of federal income taxes		970				970
Dividends paid				(30,322)		(30,322)
Acquisition of treasury stock					(43)	(43)

Balance at December 31, 2011	169	157,167	35,621	518,925	(55,569)	656,313
Net income				58,070		58,070
Other comprehensive income, net of deferred federal income taxes			7,735			7,735
Restricted shares awards issued	1	166				167
Recognition of employee share-based compensation, net of deferred federal income taxes		4,484				4,484
Exercise of options, net of federal income taxes		1,224				1,224
Dividends paid				(33,634)		(33,634)

Balance at December 31, 2012	170	163,041	43,356	543,361	(55,569)	694,359
Net income				61,351		61,351
Other comprehensive loss, net of deferred federal income taxes			(26,156)			(26,156)
Restricted shares awards issued	1	187				188
Recognition of employee share-based compensation, net of deferred federal income taxes		4,618				4,618
Exercise of options, net of federal income taxes	1	2,545				2,546
Dividends paid and accrued				(36,920)		(36,920)
Acquisition of treasury stock					(4,799)	(4,799)

Balance at December 31, 2013	$172	$170,391	$17,200	$567,792	$(60,368)	$695,187

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$61,351	$58,070	$13,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	12,326	14,322	13,554
Provision (benefit) for deferred income taxes	1,899	1,023	(693)
Net realized gains on investments	(1,677)	(1,975)	(4,360)
Gains on sales of fixed assets	(3)	—	—
Changes in assets and liabilities:
Accounts receivable	(3,554)	(11,607)	(8,417)
Accrued investment income	258	(418)	(698)
Receivable from reinsurers	(6,139)	(3,495)	2,426
Ceded unearned premiums	(1,694)	(2,184)	(1,561)
Deferred policy acquisition costs	(2,723)	(3,949)	(3,892)
Other assets	3,084	(1,444)	2,151
Loss and loss adjustment expense reserves	31,172	19,970	(519)
Unearned premium reserves	17,364	23,657	23,509
Accounts payable and accrued liabilities	1,050	13,426	(2,135)
Payable to reinsurers	38	1,718	(233)
Other liabilities	(1,891)	(2,783)	6,641

Net cash provided by operating activities	110,861	104,331	39,475

Cash flows from investing activities:
Fixed maturities purchased	(193,814)	(333,603)	(344,433)
Equity securities purchased	(75,891)	(9,397)	(13,149)
Other invested assets purchased	(5,600)	—	—
Proceeds from sales and paydowns of fixed maturities	179,729	165,878	264,635
Proceeds from maturities, redemptions, and calls of fixed maturities	34,264	98,045	78,243
Proceed from sales of equity securities	14,934	8,837	6,668
Fixed assets purchased	(4,920)	(4,205)	(4,377)
Fixed assets sold	3	—	—

Net cash used for investing activities	(51,295)	(74,445)	(12,413)

Cash flows from financing activities:
Proceeds from stock options exercised	2,592	1,241	902
Dividends paid to shareholders	(36,865)	(33,634)	(30,322)
Acquisition of treasury stock	(4,799)	—	(43)

Net cash used for financing activities	(39,072)	(32,393)	(29,463)

Net increase (decrease) in cash and cash equivalents	20,494	(2,507)	(2,401)
Cash and cash equivalents at beginning of year	35,383	37,890	40,291

Cash and cash equivalents at end of period	$55,877	$35,383	$37,890

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$18,890	$19,730	$4,260
Interest	$75	$75	$75

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

        The Company is a leading provider of personal lines property and casualty insurance focused primarily on the Massachusetts market. The Company's principal product line is private passenger automobile insurance, which accounted for 63.9% of its direct written premiums in 2013. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company (together referred to as the "Insurance Subsidiaries").

        The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.

2.     Summary of Significant Accounting Policies

Investments

        Investments in fixed maturities available-for-sale, which include taxable and non-taxable bonds and redeemable preferred stocks, are reported at fair value. Investments in equity securities available-for-sale, which include interests in common stocks, mutual funds and a real estate investment trust ("REIT"), are reported at fair value. Fair values for fixed maturity securities are based on estimates obtained from independent pricing services. Fair values for equity securities are derived from external market quotations, with the exception of the REIT whose fair value was determined using the trust's net asset value obtained from its audited financial statements. Short-term investments, which consist of U.S. Treasury bills, are reported at amortized cost, which approximates fair value. Other long-term investments consist of an investment in a limited partnership. The partnership interest is accounted for using the equity method of accounting. The income from the investment partnership is accounted for using the equity method and is included in net investment income. The carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, generally on a one to three month lag. Unrealized gains or losses on fixed maturity and equity securities reported at fair value are excluded from earnings and reported in a separate component of shareholders' equity, known as "Accumulated other comprehensive income (loss), net of taxes," until realized. Realized gains or losses on the sale or maturity of investments are determined based on the specific cost identification

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

method. Fixed maturities and equity securities that experience declines in value that are other-than-temporary are written down to fair value with a corresponding charge to net realized losses on investments.

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

Accounts Receivable

        Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are both billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2013 and 2012, these allowances were $456 and $635, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

        Amounts that vary with and are primarily related to the successful acquisition of a new or renewal insurance contract, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policies. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is not taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $126,201, $118,850, and $110,795 was charged to underwriting expenses for the years ended 2013, 2012 and 2011, respectively.

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

        Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $15,453 and $15,199 at December 31, 2013 and 2012, respectively.

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

        The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Years Ended December 31,
	2013	2012	2011
Net income available to common shareholders for basic and diluted earnings per share	$61,351	$58,070	$13,702

Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,354,468	15,288,346	15,165,065
Common equivalent shares—stock options	5,558	7,106	10,941
Common equivalent shares—non-vested stock grants	39,775	—	—

Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,399,801	15,295,452	15,176,006

Basic earnings per share	$4.00	$3.80	$0.90

Diluted earnings per share	$3.98	$3.80	$0.90

        Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company's common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive stock options for the years ended December 31, 2013 or 2012. There were 82,800 anti-dilutive stock options for the year ended December 31, 2011.

Share-Based Compensation

        ASC 718, Share Based Compensation, requires the Company to measure and recognize the cost of employee services received in exchange for an award of equity instruments. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

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

        See Note 6 for further information regarding share-based compensation.

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

	As of December 31, 2013
			Gross Unrealized Losses(3)
	Cost or Amortized Cost	Gross Unrealized Gains	Non-OTTI Unrealized Losses	OTTI Unrealized Losses(4)	Estimated Fair Value
U.S. Treasury securities	$1,510	$—	$(7)	$—	$1,503
Obligations of states and political subdivisions	461,256	10,248	(4,179)	—	467,325
Residential mortgage-backed securities(1)	205,053	6,879	(3,230)	—	208,702
Commercial mortgage-backed securities	31,885	342	(8)	—	32,219
Other asset-backed securities	13,357	124	(36)	—	13,445
Corporate and other securities	374,171	9,882	(2,290)	—	381,763

Subtotal, fixed maturity securities	1,087,232	27,475	(9,750)	—	1,104,957
Equity securities(2)	83,134	8,821	(84)	—	91,871
Other invested assets(5)	5,748	—	—	—	5,748

Totals	$1,176,114	$36,296	$(9,834)	$—	$1,202,576

	As of December 31, 2012
			Gross Unrealized Losses(3)
	Cost or Amortized Cost	Gross Unrealized Gains	Non-OTTI Unrealized Losses	OTTI Unrealized Losses(4)	Estimated Fair Value
U.S. Treasury securities	$7,112	$43	$—	$—	$7,155
Obligations of states and political subdivisions	455,249	35,951	(17)	—	491,183
Residential mortgage-backed securities(1)	215,438	11,465	(1,006)	—	225,897
Commercial mortgage-backed securities	39,388	1,086	—	—	40,474
Other asset-backed securities	21,288	898	—	—	22,186
Corporate and other securities	361,939	16,988	(269)	—	378,658

Subtotal, fixed maturity securities	1,100,414	66,431	(1,292)	—	1,165,553
Equity securities(2)	21,237	1,629	(66)	—	22,800

Totals	$1,121,651	$68,060	$(1,358)	$—	$1,188,353

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

(3)
The Company's investment portfolio included 220 and 75 securities in an unrealized loss position at December 31, 2013 and December 31, 2012, respectively.

(4)
Amounts in this column represent other-than-temporary impairment ("OTTI") recognized in accumulated other comprehensive income.

(5)
Other invested assets are accounted for under the equity method which approximates fair value.

        The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2013
	Amortized Cost	Estimated Fair Value
Due in one year or less	$28,170	$28,660
Due after one year through five years	342,290	351,975
Due after five years through ten years	198,545	202,974
Due after ten years	267,932	266,982
Asset-backed securities	250,295	254,366

Totals	$1,087,232	$1,104,957

        The gross realized gains (losses) on sales of investments were as follows for the periods indicated.

	Years Ended December 31,
	2013	2012	2011
Gross realized gains
Fixed maturity securities	$854	$1,845	$4,935
Equity securities	1,011	270	246
Gross realized losses
Fixed maturity securities	(141)	(115)	(821)
Equity securities	(47)	(25)	—

Net realized gains on investments	$1,677	$1,975	$4,360

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        The following tables as of December 31, 2013 and 2012 present the gross unrealized losses included in the Company's investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities	$1,503	$7	$—	$—	$1,503	$7
Obligations of states and political subdivisions	131,114	3,898	3,362	281	134,476	4,179
Residential mortgage-backed securities	50,048	1,570	37,166	1,660	87,214	3,230
Commercial mortgage-backed securities	6,008	8	—	—	6,008	8
Other asset-backed securities	3,240	31	4,608	5	7,848	36
Corporate and other securities	86,312	2,223	2,235	67	88,547	2,290

Subtotal, fixed maturity securities	278,225	7,737	47,371	2,013	325,596	9,750
Equity securities	3,933	73	299	11	4,232	84

Total temporarily impaired securities	$282,158	$7,810	$47,670	$2,024	$329,828	$9,834

	As of December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$2,868	$17	$—	$—	$2,868	$17
Residential mortgage-backed securities	50,779	966	3,938	40	54,717	1,006
Commercial mortgage-backed securities	107	—	—	—	107	—
Corporate and other securities	22,979	269	—	—	22,979	269

Subtotal, fixed maturity securities	76,733	1,252	3,938	40	80,671	1,292
Equity securities	1,145	23	303	43	1,448	66

Total temporarily impaired securities	$77,878	$1,275	$4,241	$83	$82,119	$1,358

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

        The unrealized losses in the Company's fixed income and equity portfolio as of December 31, 2013 were reviewed for potential other-than-temporary asset impairments. The Company held no securities at December 31, 2013 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was also performed for any additional securities appearing on the Company's "Watch List," if any. Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

        The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at December 31, 2013 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, decreases in fair values of the Company's securities are viewed as being temporary.

        During the years ended December 31, 2013 and 2012, there was no significant deterioration in the credit quality of any of the Company's holdings and no OTTI charges were recorded related to the Company's portfolio of investment securities. At December 31, 2013 and December 31, 2012, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Net Investment Income

        The components of net investment income were as follow for the periods indicated.

	Years Ended December 31,
	2013	2012	2011
Interest on fixed maturity securities	$43,328	$42,235	$39,980
Dividends on equity securities	1,829	559	658
Equity in earnings of other invested assets	148	—	—
Interest on other assets	139	39	49
Interest on cash and cash equivalents	18	18	33

Total investment income	45,462	42,851	40,720
Investment expenses	2,408	1,981	1,660

Net investment income	$43,054	$40,870	$39,060

4.     Equipment and Leasehold Improvements

        The carrying value of equipment and leasehold improvements by classification was as follows for the periods indicated.

	As of December 31,
	2013	2012
Software	$20,608	$16,784
Computer equipment	6,365	4,879
Leasehold improvements	2,524	2,524
Other equipment	2,400	2,390
Furniture and fixtures	1,186	963
Automobiles	—	10

Total cost	33,083	27,550
Less accumulated depreciation and amortization	22,419	18,455

Equipment and leasehold improvements, net	$10,664	$9,095

        Depreciation and amortization expense for the years ended December 31, 2013, 2012, and 2011 was $3,974, $4,450, and $3,277, respectively.

5.     Employee Benefit Plan

        The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the "Retirement Plan"). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan and is allowed to contribute on a pre-tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant's base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

the Retirement Plan year. Compensation expense related to the Retirement Plan was $2,649, $2,490, and $2,385 for the years ended December 31, 2013, 2012, and 2011, respectively.

6.     Share-Based Compensation

Management Omnibus Incentive Plan

        Long-term incentive compensation is provided under the Company's 2002 Management Omnibus Incentive Plan ("the Incentive Plan") which provides for a variety of stock-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock ("RS") awards. The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. Shares of stock covered by an award under the Incentive Plan that are forfeited will again be available for issuance in connection with future grants of awards under the plan. At December 31, 2013, there were 531,862 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

        For the years ended December 31, 2013, 2012, and 2011, the Company recorded compensation expense related to awards under the Incentive Plan of $2,954, $2,877, and $2,915, net of income tax benefit of $1,591, $1,549, and $1,570, respectively.

Stock Options

        The fair value of stock options used to compute net income and EPS for the years ended December 31, 2013, 2012, and 2011 is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected dividend yield	NA	NA	1.68%
Expected volatility	NA	NA	0.36
Risk-free interest rate	NA	NA	4.76%
Expected holding period	NA	NA	6.5 years

        Expected dividend yield is the Company's dividend yield on the measurement date and is based on the assumption that the current yield will continue in the future. Expected volatility is based on historical volatility of the Company's common stock as well as the volatility of a peer group of property and casualty insurers measured for a period equal to the expected holding period of the option. The risk-free interest rate is based upon the yield on the measurement date of a zero-coupon U.S. Treasury bond with a maturity period equal to the expected holding period of the option. The expected holding period is based upon the simplified method provided in SEC Staff Accounting Bulletin No. 107, Share-Based Payment, which utilizes the mid-points between the vesting dates and the expiration date of the option award to calculate the overall expected term. There were no stock options granted during the years ended December 31, 2013, 2012, and 2011. As of March 31, 2011, all compensation expense related to non-vested option awards had been recognized.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        The following table summarizes stock option activity under the Incentive Plan.

	Years Ended December 31,
	2013		2012		2011
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	87,500	$39.24	125,700	$37.63	151,003	$37.30
Exercised during the year	(67,300)	38.52	(36,900)	33.63	(25,303)	35.66
Forfeited during the year	—	—	(1,300)	42.85	—	—

Outstanding at end of year	20,200	41.64	87,500	39.24	125,700	37.63

Exercisable at end of year	20,200	$41.64	87,500	$39.24	125,700	$37.63

        At December 31, 2013, 2012, and 2011, the aggregate intrinsic value of outstanding shares under option was $296, $606, and $554 with a weighted average remaining contractual term of 2.1, 2.9, and 3.7 years, respectively. Aggregate intrinsic value represents the total pretax intrinsic value, which is the difference between the fair value based upon the Company's closing year-end stock price at December 31, 2013, 2012, and 2011 and the exercise price which would have been received by the option holders had all option holders exercised their options as of those dates. The range of exercise prices on stock options outstanding under the Incentive Plan was $18.50 to $42.85 at December 31, 2013, and $13.30 to $42.85 at December 31, 2012, and 2011. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $1,197, $463, and $156, respectively.

Restricted Stock

        Service-based restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company's common stock on the grant date and amortized ratably as expense over the requisite service period. Service-based restricted stock awards generally vest over a three-year period and unrestrict 30% on the first and second anniversaries of the grant date and 40% on the third anniversary of the grant date, except for non-executive employees' restricted stock awards which vest ratable over a five-year service period and independent directors' stock awards which vest immediately. Independent directors' stock awards cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

        In addition to service-based awards, the Company granted performance-based restricted shares in 2013 to certain employees. These performance shares will cliff vest after a three-year performance period provided certain performance measures are attained. A portion of these awards, which contain a market condition, vest according to the level of total shareholder return achieved by the Company compared to its property-casualty insurance peers over a three-year period. The remainder, which contain a performance condition, vest according to the level of Company's combined ratio results compared to its property-casualty insurance peers over the same three-year performance period.

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

        Performance-based awards with market conditions are accounted for and measured differently from an award that has a performance or service condition. The effect of a market condition is reflected in the award's fair value on the grant date. That fair value is recognized as compensation cost over the requisite service period regardless of whether the market-based performance objective has been satisfied.

        All of the Company's restricted stock awards are issued as incentive compensation and are equity classified.

        The following tables summarize restricted stock and performance-based restricted stock activity under the Incentive Plan.

	Years Ended December 31,
	2013		2012		2011
	Shares Under Restriction	Weighted Average Fair Value	Shares Under Restriction	Weighted Average Fair Value	Shares Under Restriction	Weighted Average Fair Value
Outstanding at beginning of year	263,883	$41.47	282,117	$39.24	301,501	$35.13
Granted during the year	57,632	47.87	102,756	41.79	95,204	46.78
Vested and unrestricted during the year	(103,788)	40.75	(117,936)	36.50	(114,009)	34.67
Forfeited during the year	(6,493)	43.48	(3,054)	38.13	(579)	37.75

Outstanding at end of year	211,234	$43.51	263,883	$41.47	282,117	$39.24

	Years Ended December 31,
	2013		2012		2011
	Performance- based Shares Under Restriction	Weighted Average Fair Value	Performance- based Shares Under Restriction	Weighted Average Fair Value	Performance-based Shares Under Restriction	Weighted Average Fair Value
Granted during the year	37,456	44.13	—	—	—	—

Outstanding at end of year	37,456	$44.13	—	$—	—	$—

        As of December 31, 2013, there was $6,318 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.1 years. The total fair value of the shares that were vested and unrestricted during the years ended December 31, 2013, 2012, and 2011 was $4,230, $4,304, and $3,953, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

7.     Commitments and Contingencies

Lease Commitments

        The Company has various non-cancelable long-term operating leases. The approximate minimum annual rental payments due under these lease agreements as of December 31, 2013 are presented in the following table.

2014	$4,151
2015	4,076
2016	4,034
2017	3,855
2018	3,822

Total minimum lease payments	$19,938

        Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense was $4,150, $4,114, and $4,124 for the years ended December 31, 2013, 2012, and 2011, respectively. All leases expire prior to 2019. The Company expects that in the normal course of business, leases that expire will be renewed.

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

8.     Debt

        The Company has a Revolving Credit Agreement (the "Credit Agreement") with RBS Citizens, NA ("RBS Citizens"). The Credit Agreement provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000. Loans under the credit facility bear interest at the Company's option at either (i) the LIBOR rate plus 1.25% per annum or (ii) the higher of RBS Citizens prime rate or 0.5% above the federal funds rate plus 1.25%

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

per annum. Interest only is payable prior to maturity. The Credit Agreement has a maturity date of August 14, 2018.

        The Company's obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company's non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of December 31, 2013, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

        The Company had no amounts outstanding on its credit facility at December 31, 2013 or 2012. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% per annum on the $30,000 commitment at December 31, 2013 and 2012.

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

        The Company is subject to concentration of credit risk with respect to reinsurance ceded to CAR. At December 31, 2013, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $48,507 and ceded unearned premiums of $15,657 were associated with CAR. At December 31, 2012, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $41,755 and ceded unearned premiums of $13,876 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company's participation in CAR resulted in assumed net losses of $1,487 and $424 for the years ended December 31, 2013 and 2012, respectively and assumed net income of $697 for the year ended December 31, 2011.

        CAR has been, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement has applied to the Company.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        The effect of assumed and ceded premiums on net written and earned premiums and losses and LAE incurred is as follows.

	Years Ended December 31,
	2013	2012	2011
Written Premiums
Direct	$731,680	$696,220	$649,262
Assumed	20,593	17,943	16,521
Ceded	(54,733)	(50,221)	(45,467)

Net written premiums	$697,540	$663,942	$620,316

Earned Premiums
Direct	$715,657	$673,596	$626,483
Assumed	19,251	16,910	15,790
Ceded	(53,038)	(48,037)	(43,905)

Net earned premiums	$681,870	$642,469	$598,368

Loss and LAE
Direct	$465,162	$431,526	$473,970
Assumed	15,247	13,102	10,497
Ceded	(32,660)	(22,411)	(17,827)

Net loss and LAE	$447,749	$422,217	$466,640

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

	Years Ended December 31,
	2013	2012	2011
Reserves for losses and LAE at beginning of year	$423,842	$403,872	$404,391
Less receivable from reinsurers related to unpaid losses and LAE	(52,185)	(51,774)	(53,147)

Net reserves for losses and LAE at beginning of year	371,657	352,098	351,244

Incurred losses and LAE, related to:
Current year	476,638	439,527	503,323
Prior years	(28,889)	(17,310)	(36,683)

Total incurred losses and LAE	447,749	422,217	466,640

Paid losses and LAE related to:
Current year	299,882	272,454	336,932
Prior years	124,856	130,204	128,854

Total paid losses and LAE	424,738	402,658	465,786

Net reserves for losses and LAE at end of period	394,668	371,657	352,098
Plus receivable from reinsurers related to unpaid losses and LAE	60,346	52,185	51,774

Reserves for losses and LAE at end of period	$455,014	$423,842	$403,872

        At the end of each period, the reserves were re-estimated for all prior accident years. The Company's prior year reserves decreased by $28,889, $17,310, and $36,683 for the years ended 2013, 2012, and 2011, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities. The decrease in prior year reserves during 2013 was primarily composed of a reduction in the Company's retained automobile and retained homeowners reserves. The decrease in prior year reserves during 2012 was primarily composed of a reduction in the Company's retained automobile reserves, partially offset by an increase in reserves of homeowners and all other lines of business. The decrease in prior year reserves during 2011 was primarily composed of reductions in the Company's retained automobile reserves.

        The Company's private passenger automobile line of business prior year reserves decreased during the years ended December 31, 2013, 2012 and 2011 primarily due to improved retained private passenger results. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company's established bodily injury and property damage case reserves.

        Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

11.   Income Taxes

        A summary of the income tax expense in the Consolidated Statements of Income is shown below.

	Years Ended December 31,
	2013	2012	2011
Current Income Taxes:
Federal	$24,417	$22,328	$1,260
State	21	3	4

	24,438	22,331	1,264

Deferred Income Taxes:
Federal	1,899	1,023	(693)
State	—	—	—

	1,899	1,023	(693)

Total income tax expense	$26,337	$23,354	$571

        The income tax expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows for the periods indicated.

	Years Ended December 31,
	2013	2012	2011
Federal income tax expense, at statutory rate	$30,691	$28,498	$4,996
Tax-exempt investment income, net	(4,711)	(5,142)	(4,635)
State taxes, net	14	2	2
Nondeductible expenses	210	202	232
Other, net	133	(206)	(24)

Total income tax expense	$26,337	$23,354	$571

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company's consolidated federal tax return group. Its components were as shown in the following table for the periods indicated.

	Years Ended December 31,
	2013	2012
Deferred tax assets:
Discounting of loss reserves	$7,057	$7,598
Discounting of unearned premium reserve	25,770	24,655
Bad debt allowance	384	673
Employee benefits	7,248	6,734
State loss carryforwards	—	20
Rent incentive	635	767
Other	—	27

Total deferred tax assets before valuation allowance	41,094	40,474
Valuation allowance for deferred tax assets	—	(20)

Total deferred tax assets, net of valuation allowance	41,094	40,454

Deferred tax liabilities:
Deferred acquisition costs	(22,186)	(21,233)
Investments	(1,881)	(596)
Net unrealized gains on investments	(9,261)	(23,345)
Depreciation	(295)	(247)
Software development costs	(2,505)	(2,372)
Premium acquisition expenses	(890)	(863)
Other	(92)	—

Total deferred tax liabilities	(37,110)	(48,656)

Net deferred tax liability	$3,984	$(8,202)

        The Company believes, based upon consideration of objective and verifiable evidence, including its recent earnings history and its future expectations, that the Company's taxable income in future years will be sufficient to realize all federal deferred tax assets. A valuation allowance of $0 and $20 was established against state deferred tax assets at December 31, 2013 and 2012, respectively. The net operating losses which generated this deferred tax asset was utilized in the current year. The valuation allowance was based upon management's assessment that it is more likely than not that the Company will not be able to utilize these state deferred tax assets.

        The Company adopted the provisions of ASC 740, Income Taxes on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that the Company determine whether the benefits of its tax positions have a more likely than not chance of being sustained upon audit based upon the technical merits of the tax position. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company believes that the positions taken on its

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

income tax returns for open tax years will be sustained upon examination by the IRS. Therefore, the Company has not recorded a liability under ASC 740.

        As of December 31, 2013, 2012 and 2011, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

        The Company records interest and penalties associated with audits as a component of Income before income taxes. Penalties are recorded in Underwriting, operating and other expenses, and interest expense is recorded in Interest expenses in the Consolidated Statement of Operations. The Company had no interest and penalties accrued as of December 31, 2013 and 2012.

        As of December 31, 2013 , the Company was no longer subject to examination of its U.S. federal tax returns for years prior to 2010. The Company's U.S. federal tax return for the year ended December 31, 2011 is currently under examination by the IRS.

12.   Share Repurchase Program

        On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company's outstanding common shares. As of December 31, 2012, the Board of Directors had authorized increases to the existing share repurchase program of up to $90,000 of the Company's outstanding common shares. On November 4, 2013, the Board of Directors again increased the existing share repurchase program by authorizing repurchase of up to $150,000 of the Company's outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

        During the year ended December 31, 2013, the Company purchased 90,902 of its common shares on the open market under the program at a cost of $4,799 resulting in total shares purchased since inception of the program of 1,819,547 at a cost of $60,368. No share purchases were made by the Company during the year ended December 31, 2012.

13.   Statutory Net Income and Surplus

Statutory Accounting Practices

        The Company's insurance company subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the Division, but allowed by the Division. Statutory net income of the Company's insurance company subsidiaries was $57,518, $56,895, and $9,672 for the years ended December 31, 2013, 2012, and 2011, respectively. Statutory capital and surplus of the Company's insurance subsidiaries was $627,993 and $599,024 at December 31, 2013 and 2012, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Dividends

        The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the "Commissioner"). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer's surplus as of the preceding December 31 or (ii) the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an "extraordinary dividend" (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner's prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2013, the statutory surplus of Safety Insurance was $627,993 and its net income for 2013 was $53,078. As a result, a maximum of $62,799 is available in 2014 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2013, Safety Insurance recorded dividends to Safety of $36,114. As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $565,194 at December 31, 2013.

Risk-Based Capital Requirements

        The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk-based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls. As of December 31, 2013, the Insurance Subsidiaries had total adjusted capital of $627,993, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level. Minimum statutory capital and surplus, or company action level risk-based capital, was $90,613 at December 31, 2013.

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

        The Company's Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets. The Company's Level 2 securities are comprised of available-for-sale fixed maturity securities whose fair value was determined using observable market inputs. The Company's Level 3 security, is a real estate investment trust equity investment whose fair value is determined using the trust's net asset value obtained from its audited financial statements; however, the Company is required to submit a request 45 days before quarter end to dispose of the security. Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

other relevant inputs. Investments valued using these inputs include U.S. Treasury securities and obligations of U.S. Government agencies, obligations of international government agencies, obligations of states and political subdivisions, corporate securities, commercial and residential mortgage-backed securities, and other asset-backed securities. Inputs into the fair value application that are utilized by asset class include but are not limited to:

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        With the exception of the REIT which is categorized as a Level 3 security, the Company's entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2013. There were no significant changes to the valuation process during the year ended December 31, 2013. As of December 31, 2013 and 2012, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

        At December 31, 2013 and 2012, investments in fixed maturities and equity securities classified as available-for-sale had a fair value which equaled carrying value of $1,196,828 and $1,188,353, respectively. At December 31, 2013 and 2012, we held no short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximate fair value.

        The following tables summarize the Company's total fair value measurements for available-for-sale investments for the periods indicated.

	As of December 31, 2013
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,503	$—	$1,503	$—
Obligations of states and political subdivisions	467,325	—	467,325	—
Residential mortgage-backed securities	208,702	—	208,702	—
Commercial mortgage-backed securities	32,219	—	32,219	—
Other asset-backed securities	13,445	—	13,445	—
Corporate and other securities	381,763	—	381,763	—
Equity securities	91,871	75,951	—	15,920

Total investment securities	$1,196,828	$75,951	$1,104,957	$15,920

	As of December 31, 2012
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$7,155	$—	$7,155	$—
Obligations of states and political subdivisions	491,183	—	491,183	—
Residential mortgage-backed securities	225,897	—	225,897	—
Commercial mortgage-backed securities	40,474	—	40,474	—
Other asset-backed securities	22,186	—	22,186	—
Corporate and other securities	378,658	—	378,658	—
Equity securities	22,800	17,454	—	5,346

Total investment securities	$1,188,353	$17,454	$1,165,553	$5,346

        There were no transfers between Level 1 and Level 2 during the years ended December 31, 2013 or 2012.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except per share and share data)

        The following tables summarize the changes in the Company's Level 3 fair value securities for the periods indicated.

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$5,346	$—	$—
Net gains included in other comprehensive income	574	—	—
Purchases and sales	10,000	—	—
Transfers into/(out) of Level 3	—	5,346	—

Balance at end of year	$15,920	$5,346	$—

Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of year	$—	$—	$—

        Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the tables above, a transfer of the Company's investment in a real estate investment trust equity investment was made during 2012 into the Level 3 classification. No transfers were made in or out of Level 3 during 2011.

15.   Quarterly Results of Operations

        An unaudited summary of the Company's 2013 and 2012 quarterly performance, and audited annual performance, is as follows.

	Year ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenue	$181,796	$184,001	$187,694	$191,793	$745,284
Net income	13,984	18,059	17,656	11,652	61,351
Earnings per weighted average common share:
Basic	0.91	1.17	1.15	0.76	4.00
Diluted	0.91	1.17	1.14	0.76	3.98
Cash dividends paid per common share	0.60	0.60	0.60	0.60	2.40

	Year ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenue	$170,406	$174,708	$177,531	$181,222	$703,867
Net income	17,209	16,956	14,334	9,571	58,070
Earnings per weighted average common share:
Basic	1.13	1.11	0.94	0.62	3.80
Diluted	1.13	1.11	0.94	0.62	3.80
Cash dividends paid per common share	0.50	0.50	0.60	0.60	2.20

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of Safety Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2013, as stated in their report which is included herein.

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

ITEM 9B.    OTHER INFORMATION

        The following disclosures relate to actions taken by the Board of Directors of the Company (the "Board"), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2014 on a Form 8-K.

  •
  On March 11, 2014, the Compensation Committee of the Board approved the 2013 annual executive cash bonus pool in the total amount of $2,740 pursuant to the Annual Performance Incentive Plan. Of the total pool, the following amounts were allocated to the Company's CEO and Named Executive Officers: David F. Brussard, $985; Daniel D. Loranger, $363; Edward N. Patrick, Jr., $320; William J. Begley, Jr., $304; George M. Murphy, $252.

  •
  On March 11, 2014, the Compensation Committee of the Board approved executive long-term incentive awards to certain members of senior management pursuant to our 2002 Management Omnibus Incentive Plan, as Amended. The long-term incentive awards were granted in a total amount of $3,250 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on March 11, 2014. Of the total award, 45% vests in three annual installments of 30% on March 11, 2015, 30% on March 11, 2016, and 40% on March 11, 2017 and were allocated to the Company's CEO and Named Executive Officers as follows; David F. Brussard, $495 worth of restricted stock; William J. Begley, Jr., $202 worth of restricted stock; George M. Murphy $225 worth of restricted stock; and Edward N. Patrick, Jr., $34 worth of restricted stock. The form of restricted stock agreement with service vesting that will be entered into is attached hereto as Exhibit 10.19. Of the total award, 55% vests over a three-year performance period commencing on January 1, 2014 and ending on December 31, 2016. Vesting of these shares is dependent upon the attainment of pre-established performance objectives and were allocated to the Company's CEO and Named Executive Officers as follows; David F. Brussard, $605 worth of restricted stock; William J. Begley, Jr., $248 worth of restricted stock; George M. Murphy $275 worth of restricted stock; and Edward N. Patrick, Jr., $41 worth of restricted stock; The form of restricted stock agreement with performance-based vesting that will be entered into is attached hereto as Exhibit 10.62.

  •
  Upon recommendation from the Compensation Committee, on March 11, 2014, the Board approved executive deferred compensation awards pursuant to the Executive Incentive Compensation Plan in the total amount of $1,050. Of the total award, the following amounts were allocated to the Company's CEO and Named Executive Officers: David F. Brussard, $374; William J. Begley, Jr., $128; Daniel D. Loranger, $124; Edward N. Patrick, Jr., $113, and George M. Murphy, $115.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as a part of this report:

1.
Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2013 are contained herein as listed in the Index to Consolidated Financial Statements.

2.
Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules.

3.
Exhibits: The exhibits are contained herein as listed in the Index to Exhibits.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc,

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2013

(Dollars in thousands)

	Cost or Amortized Cost	Estimated Fair Value	Amount at which shown in the Balance Sheet
Fixed maturities:
U.S. government and government agencies and authorities	$206,563	$210,205	$210,205
Obligations of U.S. states and political subdivisions	461,256	467,325	467,325
Corporate and other securities	419,413	427,427	427,427

Total fixed maturities	1,087,232	1,104,957	1,104,957

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	83,134	91,871	91,871

Total equity securities	83,134	91,871	91,871

Other invested assets	5,748	5,748	5,748
Total investments	$1,176,114	$1,202,576	$1,202,576

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	December 31,
	2013	2012
Assets
Investments in consolidated affiliates	$696,195	$695,361
Other	69	8

Total assets	$696,264	$695,369

Liabilities
Accounts payable and other liabilities	$1,077	$1,010

Total liabilities	1,077	1,010

Shareholders' equity	695,187	694,359

Total liabilities and shareholders' equity	$696,264	$695,369

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Income and Comprehensive Income

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Revenues	$—	$—	$—
Expenses	1,201	1,194	1,078

Net loss	(1,201)	(1,194)	(1,078)
Earnings from consolidated subsidiaries	62,552	59,264	14,780

Net income	61,351	58,070	13,702
Other net comprehensive income, net of taxes	(26,156)	7,735	13,649

Comprehensive net income	$35,195	$65,805	$27,351

 Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$61,351	$58,070	$13,702
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from consolidated subsidiaries	(62,552)	(59,264)	(14,780)
Dividends received from consolidated subsidiaries(1)	36,114	29,137	25,744
Amortization of restricted stock expense	4,153	4,430	4,747
Changes in assets and liabilities:
Other assets	(61)	12	55
Accounts payable and accrued liabilities	67	8	(5)

Net cash provided by operating activities	39,072	32,393	29,463

Proceeds from exercise of stock options	2,592	1,241	902
Dividends paid	(36,865)	(33,634)	(30,322)
Acquisition of treasury stock	(4,799)	—	(43)

Net cash used for financing activities	(39,072)	(32,393)	(29,463)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

(1)
The Company previously incorrectly presented dividends received from operating subsidiaries that represent returns on these investments as investing activities rather than as operating activities in the statements of cash flows. The Company has revised the presentation of all prior cash flows to correct this classification. No portion of the dividends received from operating subsidiaries during 2013, 2012 or 2011 represent returns of capital and therefore no portion is presented as an investing activity.

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

	As of December 31,
Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums
Property and Casualty Insurance
2013	$63,388	$455,014	$370,583
2012	60,665	423,842	353,219
2011	56,715	403,872	329,562

	Years Ended December 31,
Segment	Premium Revenue	Net Investment Income	Benefits, Claims, Losses, and Settlement Expenses	Other Operating Expenses	Premiums Written	Amortization of Deferred Policy Acquisition Costs
Property and Casualty Insurance
2013	$681,870	$43,054	$447,749	$83,557	$697,540	$126,201
2012	642,469	40,870	422,217	81,288	663,942	118,850
2011	598,368	39,060	466,640	68,362	620,316	110,795

 Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

Property and Casualty Insurance Earned Premiums	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Years ended December 31,
2013	$715,657	$53,038	$19,251	$681,870	2.8%
2012	673,596	48,037	16,910	642,469	2.6
2011	626,483	43,905	15,790	598,368	2.6

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts Years Ended December 31,
2013	$635	$836	$—	$1,015	$456
2012	362	1,253	—	980	635
2011	362	1,018	—	1,018	362

(1)
Deductions represent write-offs of accounts determined to be uncollectible.

 Safety Insurance Group, Inc.

Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
Affiliation With Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claims Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Property & Casualty Subsidiaries
2013	$63,388	$455,014	$370,583	$681,870	$43,054
2012	60,665	423,842	353,219	642,469	40,870
2011	56,716	403,872	329,562	598,368	39,060

	Years Ended December 31,
	Claims and Claims Adjustment Expenses Incurred Related to
			Amortization of Deferred Policy Acquisition Costs
				Paid Claims and Claims Adjustment Expenses
Affiliation With Registrant	Current Year	Prior Year			Premiums Written
Consolidated Property & Casualty Subsidiaries
2013	$476,638	$(28,889)	$126,201	$424,738	$697,540
2012	439,527	(17,310)	118,850	402,658	663,942
2011	503,323	(36,683)	110,795	465,786	620,316

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March, 2014.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ DAVID F. BRUSSARD David F. Brussard	President, Chief Executive Officer and Chairman of the Board	March 17, 2014
/s/ WILLIAM J. BEGLEY, JR. William J. Begley, Jr.	Vice President, Chief Financial Officer, Secretary, and Principal Accounting Officer	March 17, 2014
/s/ A. RICHARD CAPUTO, JR. A. Richard Caputo, Jr.	Director	March 17, 2014
/s/ FREDERIC H. LINDEBERG Frederic H. Lindeberg	Director	March 17, 2014
/s/ PETER J. MANNING Peter J. Manning	Director	March 17, 2014
/s/ DAVID K. MCKOWN David K. McKown	Director	March 17, 2014

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.(1)
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.(1)
4	Form of Stock Certificate for the Common Stock(1)
10.1	Lease Agreement between Thomas Black Corporation and Aman, Inc. for the lease of office space located on the 1st through 6th, 11th and 12th floors of 20 Custom House Street, Boston, Massachusetts, dated June 11, 1987, and as amended on October 11, 1988, September 14, 1989, September 19, 1990, February 23, 1994, December 20, 1996, June 24, 2002, July 26, 2004 and April 5, 2007(2)
10.2	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001(1)
10.3	2001 Restricted Stock Plan(1)(4)
10.4	Executive Incentive Compensation Plan(1)(4)
10.5	2002 Management Omnibus Incentive Plan, as Amended(7)
10.6	Reinsurance Terms Sheet between Safety Insurance Company and Swiss Re America Corporation, effective January 1, 2002(1)
10.7	Excess Catastrophe Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2002(1)
10.8	Property Risk Excess of Loss Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2002(1)
10.9	Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective July 1, 2003(1)
10.10	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David F. Brussard, as of December 31, 2008(3)(4)(11)
10.11	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and William J. Begley, Jr., as of December 31, 2008(3)(4)(11)
10.12	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Edward N. Patrick, Jr., as of December 31, 2008(3)(4)(11)
10.13	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Daniel D. Loranger, as of December 31, 2008(3)(4)(11)
10.14	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Robert J. Kerton, as of December 31, 2008(3)(4)(13)
10.15	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David E. Krupa, as of December 31, 2008(3)(4)(11)
10.16	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(4)(5)(12)
10.17	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(4)(5)(12)
10.18	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(4)(5)(12)
10.19	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(4)(5)
10.20	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(4)(5)

Exhibit Number	Description
10.21	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.22	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.23	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.24	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and James D. Berry, as of December 31, 2008(4)(6)(13)
10.25	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy, as of December 31, 2008(4)(6)(13)
10.26	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2006(7)
10.27	Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2006(7)
10.28	Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.29	Addendum No. 1 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.30	Property Catastrophe Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.31	Umbrella Liability Quota Share Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.32	Addendum No. 1 to Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective April 1, 2006(7)
10.33	Annual Performance Incentive Plan(4)(7)
10.34	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., effective January 1, 2007(8)
10.35	Addendum No.1 to Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., adding Safety Property and Casualty Insurance Company as a named reinsured company, effective January 1, 2007(8)
10.36	Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., effective January 1, 2007(8)
10.37	Addendum No. 1 to Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., adding Safety Property and Casualty Insurance Company as a named reinsured company, effective January 1, 2007(8)
10.38	Property Catastrophe Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Reinsurance America Corporation, effective January 1, 2007(8)
10.39	Addendum No. 2 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Reinsurance America Corporation, effective January 1, 2007(8)

Exhibit Number	Description
10.40	Addendum No. 2 to Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and The Hartford Steam Boiler Inspection and Insurance Company, effective January 1, 2007(8)
10.41	Addendum No. 1 to Umbrella Liability Quota Share Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, adding Safety Property and Casualty Insurance Company as a named reinsured company, effective September 1, 2007(9)
10.42	Addendum No. 3 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, adding Safety Property and Casualty Insurance Company as a named reinsured company, effective September 1, 2007(9)
10.43	Amendment to Annual Performance Incentive Plan(4)(11)
10.44	Amendment to Management Omnibus Incentive Plan dated December 31, 2008(4)(11)
10.45	Service Line for Homeowners Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company and The Hartford Steam Boiler Inspection and Insurance Company, effective August 1, 2010(14)
10.46	Equipment Breakdown for Homeowners Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective August 1, 2010(14)
10.47	Amendment to Management Omnibus Incentive Plan dated August 4, 2010(4)(15)
10.48	Umbrella Liability Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Safety Property and Casualty Insurance Company and Swiss Reinsurance America Corporation Effective January 1, 2011(16)
10.49	Property Catastrophe Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Safety Property and Casualty Insurance Company and Swiss Reinsurance America Corporation Effective January 1, 2011(16)
10.50	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Safety Property and Casualty Insurance Company and AON Benfield Effective January 1, 2011(16)
10.51	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David F. Brussard, as of December 17, 2012(4)(17)
10.52	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and William J. Begley, Jr., as of December 17, 2012(4)(17)
10.53	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Daniel D. Loranger, as of December 17, 2012(4)(17)
10.54	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Edward N. Patrick, Jr., as of December 17, 2012(4)(17)
10.55	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David E. Krupa, as of December 17, 2012(4)(17)
10.56	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Robert J. Kerton, as of December 17, 2012(4)(17)
10.57	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and James D. Berry, as of December 17, 2012(4)(17)
10.58	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy, as of December 17, 2012(4)(17)

Exhibit Number	Description
10.59	Amendment to Management Omnibus Incentive Plan, as Amended dated March 11, 2013(4)(18)
10.60	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, as Amended(4)(18)
10.61	Amended and Restated Revolving Credit Agreement with RBS Citizens(19)
10.62	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(20)
10.63	Employment Agreement by and between Safety Insurance Group, Inc. and Paul J. Narciso, as of August 5, 2013(20)
21	Subsidiaries of Safety Insurance Group, Inc.(9)
23	Consent of PricewaterhouseCoopers LLP(21)
24	Power of Attorney(1)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(21)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(21)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(21)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(21)
101.INS	XBRL Instance Document(21)
101.SCH	XBRL Taxonomy Extension Schema(21)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(21)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(21)
101.LAB	XBRL Taxonomy Extension Label Linkbase(21)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(21)

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

(18)
Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 2012 filed on March 18, 2013

(19)
Incorporated herein by reference to the Registrant's Form 8-K filed on August 26, 2013.

(20)
Incorporated herein by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2013, as filed on November 8, 2013.

(21)
Included herein.