Form 10-Q
period 2014-03-31
SAFETY INSURANCE GROUP INC
filed 2014-05-12
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐  No ☒

As of May 2, 2014, there were 15,467,324 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,097,908 and $1,087,232)	$1,125,506	$1,104,957
Equity securities, at fair value (cost: $83,884 and $83,134)	93,739	91,871
Other invested assets	6,471	5,748
Total investments	1,225,716	1,202,576
Cash and cash equivalents	15,670	55,877
Accounts receivable, net of allowance for doubtful accounts	175,120	169,304
Receivable for securities sold	1,423	1,320
Accrued investment income	10,275	10,329
Taxes recoverable	5,474	709
Receivable from reinsurers related to paid loss and loss adjustment expenses	5,782	4,588
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	60,610	60,346
Ceded unearned premiums	18,675	17,900
Deferred policy acquisition costs	64,812	63,388
Deferred income taxes	70	3,984
Equity and deposits in pools	22,094	18,733
Other assets	16,104	16,403
Total assets	$1,621,825	$1,625,457

Liabilities
Loss and loss adjustment expense reserves	$461,022	$455,014
Unearned premium reserves	381,412	370,583
Accounts payable and accrued liabilities	47,053	66,508
Payable for securities purchased	4,365	13,327
Payable to reinsurers	7,441	7,094
Other liabilities	13,717	17,744
Total liabilities	915,010	930,270

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,286,871 and 17,207,929 shares issued	173	172
Additional paid-in capital	171,989	170,391
Accumulated other comprehensive income, net of taxes	24,345	17,200
Retained earnings	570,676	567,792
Treasury stock, at cost: 1,819,547 shares	(60,368)	(60,368)
Total shareholders’ equity	706,815	695,187
Total liabilities and shareholders’ equity	$1,621,825	$1,625,457

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Net earned premiums	$175,970	$166,439
Net investment income	10,573	10,387
Net realized gains on investments	20	402
Finance and other service income	4,524	4,568
Total revenue	191,087	181,796

Losses and loss adjustment expenses	120,888	112,145
Underwriting, operating and related expenses	53,407	50,098
Interest expense	22	22
Total expenses	174,317	162,265

Income before income taxes	16,770	19,531
Income tax expense	4,645	5,547
Net income	$12,125	$13,984

Earnings per weighted average common share:
Basic	$0.79	$0.91
Diluted	$0.79	$0.91

Cash dividends paid per common share	$0.60	$0.60

Number of shares used in computing earnings per share:
Basic	15,359,989	15,339,690
Diluted	15,421,159	15,356,754

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$12,125	$13,984

Other comprehensive income, net of tax:
Unrealized holding gains (losses) during the period, net of tax expense (benefit) of $3,854 and ($2,388)	7,158	(4,435)
Reclassification adjustment for gains included in net income, net of tax expense of ($7) and ($141)	(13)	(261)
Unrealized (losses) gains on securities available for sale	7,145	(4,696)

Comprehensive income	$19,270	$9,288

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2012	$170	$163,041	$43,356	$543,361	$(55,569)	$694,359
Net income, January 1 to March 31, 2013				13,984		13,984
Other comprehensive income, net of deferred federal income taxes			(4,696)			(4,696)
Restricted share awards issued	1	187				188
Recognition of employee share-based compensation, net of deferred federal income taxes		1,310				1,310
Exercise of options, net of federal income taxes		536				536
Dividends paid				(9,200)		(9,200)
Balance at March 31, 2013	$171	$165,074	$38,660	$548,145	$(55,569)	$696,481

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2013	$172	$170,391	$17,200	$567,792	$(60,368)	$695,187
Net income, January 1 to March 31, 2014				12,125		12,125
Other comprehensive loss, net of deferred federal income taxes			7,145			7,145
Restricted share awards issued	1	217				218
Recognition of employee share-based compensation, net of deferred federal income taxes		1,311				1,311
Exercise of options, net of federal income taxes		70				70
Dividends paid and accrued				(9,241)		(9,241)
Balance at March 31, 2014	$173	$171,989	$24,345	$570,676	$(60,368)	$706,815

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$12,125	$13,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	3,345	3,474
Provision for deferred income taxes	67	59
Net realized gains on investments	(20)	(402)
Changes in assets and liabilities:
Accounts receivable	(5,816)	(7,580)
Accrued investment income	54	500
Receivable from reinsurers	(1,458)	(744)
Ceded unearned premiums	(775)	(328)
Deferred policy acquisition costs	(1,424)	(1,392)
Other assets	(7,866)	3,128
Loss and loss adjustment expense reserves	6,008	7,954
Unearned premium reserves	10,829	12,577
Accounts payable and accrued liabilities	(19,455)	(20,836)
Payable to reinsurers	347	(683)
Other liabilities	(4,056)	(4,853)
Net cash (used for) / provided by operating activities	(8,095)	4,858

Cash flows from investing activities:
Fixed maturities purchased	(65,549)	(41,969)
Equity securities purchased	(4,302)	(13,040)
Other invested assets purchased	(750)	—
Proceeds from sales and paydowns of fixed maturities	28,201	48,202
Proceeds from maturities, redemptions, and calls of fixed maturities	16,116	14,069
Proceed from sales of equity securities	3,928	1,820
Fixed assets purchased	(615)	(955)
Net cash (used for) / provided by investing activities	(22,971)	8,127

Cash flows from financing activities:
Proceeds from stock options exercised	61	519
Excess tax benefit from stock options exercised	9	17
Dividends paid to shareholders	(9,211)	(9,200)
Net cash used for financing activities	(9,141)	(8,664)

Net (decrease) increase in cash and cash equivalents	(40,207)	4,321
Cash and cash equivalents at beginning of year	55,877	35,383
Cash and cash equivalents at end of period	$15,670	$39,704

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

The financial information as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for the periods.  These unaudited consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2014.

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

2.  Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to present in either a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. Items not required to be reclassified to net income in their entirety are cross referenced to a related footnote for additional information. ASU 2013-02 was effective for interim and annual periods beginning after December 15, 2012. The impact of adoption was not material to the Company’s consolidated financial condition and results of operations.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2014	2013
Net income available to common shareholders for basic and diluted earnings per share	$12,125	$13,984

Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,359,989	15,339,690
Common equivalent shares - stock options	2,929	8,797
Common equivalent shares - non-vested stock grants	58,241	8,267
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,421,159	15,356,754

Basic earnings per share	$0.79	$0.91
Diluted earnings per share	$0.79	$0.91

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive.  There were no anti-dilutive stock options for the three months ended March 31, 2014 and 2013, respectively.

4.  Share-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove "share recycling" plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with future grants of awards.  At March 31, 2014, there were 454,920 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

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

The following table summarizes stock option activity under the Incentive Plan for the three months ended March 31, 2014.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	20,200	$41.64
Exercised	(2,000)	$30.68
Outstanding at end of period	18,200	$42.85	1.9 years	$200
Exercisable at end of period	18,200	$42.85	1.9 years	$200

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, which is the difference between the fair value based upon the Company’s closing stock price on March 31, 2014 and the exercise price which would have been received by the option holders had all option holders exercised their options as of that date.  The exercise price on stock options outstanding under the Incentive Plan at March 31, 2014 was $42.85.  The range of exercise prices on stock options outstanding at March 31, 2013 was $18.50 to $42.85.  The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $46 and $201, respectively. Cash received from options exercised was $61 and $519 for the three months ended March 31, 2014 and 2013, respectively.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Restricted Stock

Service-based restricted stock awarded to employees in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as compensation expense over the requisite service period.  Service-based restricted stock awards generally vest over a three-year period and unrestrict 30% on the first and second anniversaries of the grant date and 40% on the third anniversary of the grant date, except for non-executive employees’ restricted stock awards which vest ratable over a five-year service period and independent directors’ stock awards which vest immediately.  Independent directors’ stock awards cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

In addition to service-based awards, the Company granted performance-based restricted shares to certain employees.  These performance shares will cliff vest after a three-year performance period provided certain performance measures are attained.  A portion of these awards, which contain a market condition, vest according to the level of total shareholder return achieved by the Company compared to its property-casualty insurance peers over a three-year period.  The remainder, which contain a performance condition, vest according to the level of Company’s combined ratio results compared to its property-casualty insurance peers over the same three-year performance period.

Actual payouts can range from 0% to 200% of target shares awarded depending upon the level of achievement of the respective market and performance conditions during a three fiscal-year performance period.  Compensation expense for performance share awards is based on the probable number of awards expected to vest using the performance level most likely to be achieved at the end of the performance period.

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

All of the Company’s restricted stock awards are issued as incentive compensation and are equity classified.

The following tables summarize service-based and performance-based restricted stock activity under the Incentive Plan.

	Service-based	Weighted	Performance-based	Weighted
	Shares Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	211,234	$43.51	37,456	$44.13
Granted	49,014	$54.05	27,928	$58.09
Vested and unrestricted	(81,149)	$43.80	—	$—
Outstanding at end of period	179,099	$46.28	65,384	$50.10

As of March 31, 2014, there was $9,764 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.1 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2014 and 2013 was $3,554 and $4,230, respectively.  For the three months ended March 31, 2014 and 2013, the Company recorded compensation expense related to restricted stock of $794 and $803, net of income tax benefits of $428 and $433, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of March 31, 2014
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,510	$—	$(7)	$—	$1,503
Obligations of states and political subdivisions	447,792	14,502	(1,411)	—	460,883
Residential mortgage-backed securities (1)	198,160	7,090	(2,376)	—	202,874
Commercial mortgage-backed securities	26,441	275	(14)	—	26,702
Other asset-backed securities	20,655	417	(21)	—	21,051
Corporate and other securities	403,350	10,585	(1,442)	—	412,493
Subtotal, fixed maturity securities	1,097,908	32,869	(5,271)	—	1,125,506
Equity securities (2)	83,884	10,055	(200)	—	93,739
Other invested assets (5)	6,471	—	—	—	6,471
Totals	$1,188,263	$42,924	$(5,471)	$—	$1,225,716

	As of December 31, 2013
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,510	$—	$(7)	$—	$1,503
Obligations of states and political subdivisions	461,256	10,248	(4,179)	—	467,325
Residential mortgage-backed securities (1)	205,053	6,879	(3,230)	—	208,702
Commercial mortgage-backed securities	31,885	342	(8)	—	32,219
Other asset-backed securities	13,357	124	(36)	—	13,445
Corporate and other securities	374,171	9,882	(2,290)	—	381,763
Subtotal, fixed maturity securities	1,087,232	27,475	(9,750)	—	1,104,957
Equity securities (2)	83,134	8,821	(84)	—	91,871
Other invested assets (5)	5,748	—	—		5,748
Totals	$1,176,114	$36,296	$(9,834)	$—	$1,202,576

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

(3)         Our investment portfolio included 167 and 220 securities in an unrealized loss position at March 31, 2014 and December 31, 2013, respectively.

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

	As of March 31, 2014
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$54,481	$55,561
Due after one year through five years	321,446	330,245
Due after five years through ten years	208,275	213,802
Due after ten years	268,450	275,271
Asset-backed securities	245,256	250,627
Totals	$1,097,908	$1,125,506

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended March 31,
	2014	2013
Gross realized gains
Fixed maturity securities	$174	$379
Equity securities	411	26
Gross realized losses
Fixed maturity securities	(530)	(2)
Equity securities	(35)	(1)
Net realized gains on investments	$20	$402

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

The following tables as of March 31, 2014 and December 31, 2013 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,503	$7	$—	$—	$1,503	$7
Obligations of states and political subdivisions	65,313	1,244	3,465	167	68,778	1,411
Residential mortgage-backed securities	39,518	965	35,997	1,412	75,515	2,377
Commercial mortgage-backed securities	6,504	14	—	—	6,504	14
Other asset-backed securities	3,251	19	4,613	1	7,864	20
Corporate and other securities	77,940	1,310	4,558	132	82,498	1,442
Subtotal, fixed maturity securities	194,029	3,559	48,633	1,712	242,662	5,271
Equity securities	4,962	194	330	6	5,292	200
Total temporarily impaired securities	$198,991	$3,753	$48,963	$1,718	$247,954	$5,471

	As of December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,503	$7	$—	$—	$1,503	$7
Obligations of states and political subdivisions	131,114	3,898	3,362	281	134,476	4,179
Residential mortgage-backed securities	50,048	1,570	37,166	1,660	87,214	3,230
Commercial mortgage-backed securities	6,008	8	—	—	6,008	8
Other asset-backed securities	3,240	31	4,608	5	7,848	36
Corporate and other securities	86,312	2,223	2,235	67	88,547	2,290
Subtotal, fixed maturity securities	278,225	7,737	47,371	2,013	325,596	9,750
Equity securities	3,933	73	299	11	4,232	84
Total temporarily impaired securities	$282,158	$7,810	$47,670	$2,024	$329,828	$9,834

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

The unrealized losses in the Company’s fixed income and equity portfolio as of March 31, 2014 were reviewed for potential other-than-temporary asset impairments.  The Company held no securities at March 31, 2014 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at March 31, 2014 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

During the three months ended March 31, 2014 and 2013, there was no significant deterioration in the credit quality of any of the Company’s holdings and no OTTI charges were recorded related to the Company’s portfolio of investment securities.  At March 31, 2014 and December 31, 2013, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2014	2013
Interest on fixed maturity securities	$10,404	$10,700
Dividends on equity securities	657	171
Equity in earnings of other invested assets	121	—
Interest on other assets	20	74
Interest on cash and cash equivalents	1	8
Total investment income	11,203	10,953
Investment expenses	630	566
Net investment income	$10,573	$10,387

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

With the exception of the REIT which is categorized as a Level 3 security, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of March 31, 2014. There were no significant changes to the valuation process during the period ended March 31, 2014. As of March 31, 2014 and December 31, 2013, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At March 31, 2014 and December 31, 2013, investments in fixed maturities and equity securities classified as available-for-sale had a fair value which equaled carrying value of $1,219,245 and $1,196,828, respectively.  At March 31, 2014 and December 31, 2013, we held no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximate fair value.

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

	As of March 31, 2014
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,503	$—	$1,503	$—
Obligations of states and political subdivisions	460,883	—	460,883	—
Residential mortgage-backed securities	202,874	—	202,874	—
Commercial mortgage-backed securities	26,702	—	26,702	—
Other asset-backed securities	21,051	—	21,051	—
Corporate and other securities	412,493	—	412,493	—
Equity securities	93,739	77,545	—	16,194
Total investment securities	$1,219,245	$77,545	$1,125,506	$16,194

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2013
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,503	$—	$1,503	$—
Obligations of states and political subdivisions	467,325	—	467,325	—
Residential mortgage-backed securities	208,702	—	208,702	—
Commercial mortgage-backed securities	32,219	—	32,219	—
Other asset-backed securities	13,445	—	13,445	—
Corporate and other securities	381,763	—	381,763	—
Equity securities	91,871	75,951	—	15,920
Total investment securities	$1,196,828	$75,951	$1,104,957	$15,920

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 and 2013.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	Level 3	Level 3
	Fair Value	Fair Value
	Securities	Securities
Balance at January 1	$15,920	$5,346
Net gains and losses included in earnings	—	—
Net gains included in other comprehensive income	274	60
Purchases and sales	—	—
Transfers in (out) of Level 3	—	—
Balance at March 31	$16,194	$5,406
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at March 31	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of level 3 during the three months ended March 31, 2014 and 2013.

6.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Three Months Ended March 31,
	2014	2013
Reserves for losses and LAE at beginning of year	$455,014	$423,842
Less receivable from reinsurers related to unpaid losses and LAE	(60,346)	(52,185)
Net reserves for losses and LAE at beginning of year	394,668	371,657
Incurred losses and LAE, related to:
Current year	131,867	119,545
Prior years	(10,979)	(7,400)
Total incurred losses and LAE	120,888	112,145
Paid losses and LAE related to:
Current year	58,941	51,676
Prior years	56,203	53,756
Total paid losses and LAE	115,144	105,432
Net reserves for losses and LAE at end of period	400,412	378,370
Plus receivable from reinsurers related to unpaid losses and LAE	60,610	53,426
Reserves for losses and LAE at end of period	$461,022	$431,796

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $10,979 and $7,400 for the three months ended March 31, 2014 and 2013, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decreases in prior years’ reserves during the 2014 and 2013 periods are primarily composed of reductions in our retained automobile reserves and our retained homeowners reserves.

The Company’s private passenger automobile line of business prior year reserves decreased for the three months ended March 31, 2014 and 2013 primarily due to improved retained private passenger results.  The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  As of March 31, 2014, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at March 31, 2014 and December 31, 2013.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at March 31, 2014 and 2013.

9.  Income Taxes

Federal income tax expense for the three months ended March 31, 2014 and 2013 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

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

During the three months ended March 31, 2014, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

The Company’s U.S. federal tax return for the year ended December 31, 2011 is currently under examination by the IRS.  In the Company’s opinion, adequate tax liabilities have been established for all years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised. Tax years prior to 2010 are closed.

10.  Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31, 2014, the Board of Directors had authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

No share purchases were made by the Company under the program during the three months ending March 31, 2014 and 2013.  As of March 31, 2014 and December 31, 2013, the Company had purchased 1,819,547 shares on the open market at a cost of $60,368.

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

We are a leading provider of property and casualty insurance focused primarily on the Massachusetts market.  Our principal product line is automobile insurance.  In addition to private passenger automobile insurance (which represented 63.9% of our direct written premiums in 2013) and commercial automobile insurance (11.8% of 2013 direct written premiums), we offer a portfolio of other insurance products, including homeowners (19.8% of 2013 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.5% of 2013 direct written premiums).  Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 893 in 1,047 locations throughout Massachusetts and New Hampshire during 2013.  We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 10.8% and 13.1% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2013 according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”).

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.  During the three months ended March 31, 2014 and 2013, we wrote $3,906 and $2,709, respectively, in direct written premiums in New Hampshire.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2014	2013
GAAP ratios:
Loss ratio	68.7%	67.4%
Expense ratio	30.4	30.1
Combined ratio	99.1%	97.5%

Stock-Based Compensation

Long-term incentive compensation is provided under the our 2002 Management Omnibus Incentive Plan (the “Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with future grants of awards.  At March 31, 2014, there were 454,920 shares available for future grant. The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of share-based awards granted under the Incentive Plan during the three months ended March 31, 2014 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share		Vesting Terms
RS	March 11, 2014	24,426	$54.35	(1)	3 years, 30%-30%-40%
RS	March 11, 2014	4,000	$54.35	(1)	No vesting period (3)
RS	March 11, 2014	27,928	$58.09	(2)	3 years, cliff vesting (4)
RS	March 24, 2014	20,588	$53.64	(1)	5 years, 20% annually (5)

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

(4)   The shares represent performance-based restricted share awards.  Vesting of these shares is dependent upon the attainment of pre-established performance objectives, and any difference between shares granted and shares earned at the end of the performance period will be reported at the conclusion of the performance period in 2017.

(5)   The shares represent awards granted to non-executive employees and vest ratably over a five-year service period.

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”).  The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event.  We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models.  As of January 1, 2014, we have purchased three layers of excess catastrophe reinsurance providing $515,000 of coverage for property losses in excess of $50,000 up to a maximum of $565,000.  Our reinsurers co-participation is 65.00% of $100,000 for the 1st layer, 80.0% of $280,000 for the 2nd layer and 80.0% of $135,000 for the 3rd layer. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance in 2014 protects us in the event of a “115-year storm” (that is, a storm of a severity expected to occur once in a 115-year period).  Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Excellent).  Most of our other reinsurers have an A.M. Best rating of “A+” (Excellent) or “A” (Excellent).

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  CAR also runs MAIP, the private passenger assigned risk in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past decade as insurance carriers have reduced their exposure to coastal property.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan buys reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2013, the FAIR Plan purchased $1,000,000 of catastrophe reinsurance for property losses in excess of $200,000.  At March 31, 2014, we had no material amounts recoverable from any reinsurer, excluding $60,338 recoverable from CAR.

Effects of Inflation

We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Results of Operations

 Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2014	2013
Direct written premiums	$192,660	$185,554
Net written premiums	$186,023	$178,688
Net earned premiums	$175,970	$166,439
Net investment income	10,573	10,387
Net realized gains on investments	20	402
Finance and other service income	4,524	4,568
Total revenue	191,087	181,796
Loss and loss adjustment expenses	120,888	112,145
Underwriting, operating and related expenses	53,407	50,098
Interest expenses	22	22
Total expenses	174,317	162,265
Income before income taxes	16,770	19,531
Income tax expense	4,645	5,547
Net income	$12,125	$13,984
Earnings per weighted average common share:
Basic	$0.79	$0.91
Diluted	$0.79	$0.91
Cash dividends paid per common share	$0.60	$0.60

Direct Written Premiums.  Direct written premiums for the three months ended March 31, 2014 increased by $7,106, or 3.8%, to $192,660 from $185,554 for the comparable 2013 period.  The 2014 increase occurred primarily in our commercial automobile and homeowners business lines, which experienced increases of 9.2% and 4.0%, respectively, in average written premium per exposure.  Written exposures increased by 9.7% and 5.3% in our commercial automobile and our homeowners business lines, respectively.

Net Written Premiums.  Net written premiums for the three months ended March 31, 2014 increased by $7,335, or 4.1%, to $186,023 from $178,688 for the comparable 2013 period.  The 2014 increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the three months ended March 31, 2014 increased by $9,531, or 5.7%, to $175,970 from $166,439 for the comparable 2013 period.  The 2014 increase was primarily due to the factors that increased direct written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2014	2013
Written Premiums
Direct	$192,660	$185,554
Assumed	7,444	6,036
Ceded	(14,081)	(12,902)
Net written premiums	$186,023	$178,688

Earned Premiums
Direct	$182,872	$173,689
Assumed	6,404	5,324
Ceded	(13,306)	(12,574)
Net earned premiums	$175,970	$166,439

Net Investment Income.  Net investment income for the three months ended March 31, 2014 increased by $186, or 1.8%, to $10,573 from $10,387 for the comparable 2013 period.  Net effective annualized yield on the investment portfolio was 3.5% and 3.6% for the three months ended March 31, 2014 and 2013, respectively.  Our duration was 4.0 years at March 31, 2014 compared to 4.1 years at December 31, 2013.

Net Realized Gains on Investments.  Net realized gains on investments were $20 for the three months ended March 31, 2014 compared to $402 for the comparable 2013 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stock with the characteristics of fixed maturities, and equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of March 31, 2014
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,510	$—	$(7)	$—	$1,503
Obligations of states and political subdivisions	447,792	14,502	(1,411)	—	460,883
Residential mortgage-backed securities (1)	198,160	7,090	(2,376)	—	202,874
Commercial mortgage-backed securities	26,441	275	(14)	—	26,702
Other asset-backed securities	20,655	417	(21)	—	21,051
Corporate and other securities	403,350	10,585	(1,442)	—	412,493
Subtotal, fixed maturity securities	1,097,908	32,869	(5,271)	—	1,125,506
Equity securities (2)	83,884	10,055	(200)	—	93,739
Other invested assets (5)	6,471	—	—	—	6,471
Totals	$1,188,263	$42,924	$(5,471)	$—	$1,225,716

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

(3)  Our investment portfolio included 167 securities in an unrealized loss position at March 31, 2014.

(4)  Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.

(5)  Other invested assets are accounted for under the equity method which approximates fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of March 31, 2014
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$206,064	18.3%
Aaa/Aa	467,104	41.5
A	206,712	18.4
Baa	98,432	8.8
Ba	43,582	3.9
B	67,990	6.0
Caa	9,333	0.8
Not rated	26,289	2.3
Total	$1,125,506	100.0%

As of March 31, 2014, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.  We have no exposure to European sovereign debt.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2014.

	As of March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,503	$7	$—	$—	$1,503	$7
Obligations of states and political subdivisions	65,313	1,244	3,465	167	68,778	1,411
Residential mortgage-backed securities	39,518	965	35,997	1,412	75,515	2,377
Commercial mortgage-backed securities	6,504	14	—	—	6,504	14
Other asset-backed securities	3,251	19	4,613	1	7,864	20
Corporate and other securities	77,940	1,310	4,558	132	82,498	1,442
Subtotal, fixed maturity securities	194,029	3,559	48,633	1,712	242,662	5,271
Equity securities	4,962	194	330	6	5,292	200
Total temporarily impaired securities	$198,991	$3,753	$48,963	$1,718	$247,954	$5,471

As of March 31, 2014, we held insured investment securities of approximately $104,262, which represented approximately 8.5% of our total investments.  Approximately $62,603 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of March 31, 2014.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of March 31, 2014
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds:
Ambac Assurance Corporation	$17,589	$13,830	$3,759
Financial Guaranty Insurance Company	262	262	—
Assured Guaranty Municipal Corporation	41,742	31,053	10,689
National Public Finance Guaranty Corporation	44,669	17,458	27,211
Total	$104,262	$62,603	$41,659

The Moody’s rating of the Company’s insured investments held at March 31, 2014 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of March 31, 2014 for potential other-than-temporary asset impairments.  We held no debt securities at March 31, 2014 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was performed for securities appearing on our “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

Of the $5,471 gross unrealized losses as of March 31, 2014, $1,418 relates to obligations of U.S. Treasuries, states and political subdivisions. The remaining $4,053 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

The unrealized losses recorded on the investment portfolio at March 31, 2014 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the three months ended March 31, 2014 and 2013, there was no significant deterioration in the credit quality of any of our holdings and no other-than-temporary impairment (“OTTI”) charges were recorded related to our portfolio of investment securities.

For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income decreased by $44, or 1.0% to $4,524 for the three months ended March 31, 2014 from $4,568 for the comparable 2013 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended March 31, 2014 increased by $8,743, or 7.8%, to $120,888 from $112,145 for the comparable 2013 period.  The increase was primarily due to a higher level of auto claim activity as a result of severe and snowy winter weather in the Northeast during the quarter ended March 31, 2014, when compared to the quarter ended March 31, 2013. Our GAAP loss ratio for the three months ended March 31, 2014 increased to 68.7% from 67.4% for the comparable 2013 period.  Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31, 2014 increased to 59.8% from 58.1% for the comparable 2013 period.  Total prior year favorable development included in the pre-tax results was $10,979 and $7,400 for the three months ended March 31, 2014 and 2013, respectively.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expense for the three months ended March 31, 2014 increased by $3,309, or 6.6%, to $53,407 from $50,098 for the comparable 2013 period.  The 2014 increase is primarily due to an increase in commissions to agents.  Our GAAP expense ratio for the three months ended March 31, 2014 increased to 30.4% from 30.1% for the comparable 2013 period.

Interest Expense.  Interest expense for both the three months ended March 31, 2014 and 2013 was $22.  The credit facility commitment fee included in interest expense for both the three months ended March 31, 2014 and 2013 was $19.

Income Tax Expense.  Our effective tax rate was 27.7% and 28.4% for the three months ended March 31, 2014 and 2013, respectively.  These effective rates were lower than the statutory rate of 35.0% primarily due to tax-exempt investment income.

Net Income.  Net income for the three months ended March 31, 2014 was $12,125 compared to $13,984 for the comparable 2013 period.  The decrease in net income for the three months ended March 31, 2014 from the comparable 2013 period was primarily attributable to the increase in loss and loss adjustments expenses, as discussed above.

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

Net cash used for operating activities was $8,095 during the three months ended March 31, 2014.  Net cash provided by operating activities was $4,858 during the three months ended March 31, 2013.  The cash used for operating activities during the current period is a result of the increase in taxes recoverable and decrease in accounts payable at March 31, 2014 from December 31, 2013.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  Positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $22,971 during the three months ended March 31, 2014, primarily the result of purchases of fixed maturity securities exceeding proceeds from sales, paydowns, redemptions, calls and maturities of fixed maturity securities. Net cash provided by investing activities was $8,127 during the three months ended March 31, 2013, primarily the result of proceeds from sales, paydowns, redemptions, calls and maturities of fixed maturity securities exceeding purchases of fixed maturity securities.

Net cash used for financing activities was $9,141 and $8,664 during the three months ended March 31, 2014 and 2013, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders.

The Insurance Subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments.  In recent years, global financial markets experienced unprecedented and challenging conditions, including a tightening in the availability of credit, the failure of several large financial institutions and concerns about the creditworthiness of the sovereign debt of several European and other countries.  We believe the quality of the assets we hold will allow us to realize these securities’ anticipated long-term economic value.  Furthermore, as of March 31, 2014, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value.  We do not anticipate the need to sell these securities to meet the Insurance Subsidiaries’ cash requirements.  We expect the Insurance Subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements.  However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

Credit Facility

For information regarding our Credit Facility, please refer to Item 1- Financial Statements, Note 8, Debt, of this Form 10-Q.

Recent Accounting Pronouncements

For information regarding Recent Accounting Pronouncements, please refer to Item 1- Financial Statements, Note 2, Recent Accounting Pronouncements, of this Form 10-Q.

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our Insurance Subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2013, the statutory surplus of Safety Insurance was $627,993, and its net income for 2013 was $53,078.  As a result, a maximum of $62,799 is available in 2014 for such dividends without prior approval of the Commissioner.  As result of this Massachusetts statue, the Insurance Subsidiaries had restricted net assets in the amount of $565,194 at December 31, 2013.  During the three months ended March 31, 2014, Safety Insurance recorded dividends to Safety of $8,317.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock In November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2014 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 14, 2014	March 3, 2014	March 14, 2014	$0.60	$9,241

On May 6, 2014, our Board approved and declared a quarterly cash dividend of $0.60 per share which will be paid on June 13, 2014 to shareholders of record on June 2, 2014.  We plan to continue to declare and pay quarterly cash dividends in 2014 depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31, 2014, the Board of Directors had authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.  As of March 31, 2014 and December 31, 2013, the Company had purchased 1,819,547 shares on the open market at a cost of $60,368.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $366,656 to $407,956 as of March 31, 2014.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above.  Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $400,412 as of March 31, 2014.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2014.

Line of Business	Low	Recorded	High
Private passenger automobile	$212,458	$226,640	$229,956
Commercial automobile	51,359	56,701	58,039
Homeowners	62,838	68,134	69,246
All other	40,001	48,937	50,715
Total	$366,656	$400,412	$407,956

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31, 2014.

Line of Business	Case	IBNR	Total
Private passenger automobile	$236,862	$(11,469)	$225,393
CAR assumed private passenger auto	411	836	1,247
Commercial automobile	36,789	6,421	43,210
CAR assumed commercial automobile	6,434	7,057	13,491
Homeowners	44,027	15,465	59,492
FAIR Plan assumed homeowners	3,124	5,518	8,642
All other	19,264	29,673	48,937
Total net reserves for losses and LAE	$346,911	$53,501	$400,412

At March 31, 2014, our total IBNR reserves for our private passenger automobile line of business was comprised of $(32,541) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $21,070 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 52.3% of our total reserves for CAR assumed commercial automobile business as of March 31, 2014 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 63.9% of our total reserves for FAIR Plan assumed homeowners at March 31, 2014 due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of March 31, 2014.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$225,393
CAR assumed private passenger automobile		$1,247
Net private passenger automobile			$226,640
Commercial automobile	43,210
CAR assumed commercial automobile		13,491
Net commercial automobile			56,701
Homeowners	59,492
FAIR Plan assumed homeowners		8,642
Net homeowners			68,134
All other	48,937	—	48,937
Total net reserves for losses and LAE	$377,032	$23,380	$400,412

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the three months ended March 31, 2014, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $1760.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $1,144 impact on net income, or $0.07 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31, 2014.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,508)	$(2,254)	$—
Estimated increase in net income	2,930	1,465	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,254)	—	2,254
Estimated increase (decrease) in net income	1,465	—	(1,465)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,254	4,508
Estimated decrease in net income	—	(1,465)	(2,930)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(864)	(432)	—
Estimated increase in net income	562	281	—
No Change in Severity
Estimated (decrease) increase in reserves	(432)	—	432
Estimated increase (decrease) in net income	281	—	(281)
+1 Percent Change in Severity
Estimated increase in reserves	—	432	864
Estimated decrease in net income	—	(281)	(562)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,190)	(595)	—
Estimated increase in net income	774	387	—
No Change in Severity
Estimated (decrease) increase in reserves	(595)	—	595
Estimated increase (decrease) in net income	387	—	(387)
+1 Percent Change in Severity
Estimated increase in reserves	—	595	1,190
Estimated decrease in net income	—	(387)	(774)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(979)	(489)	—
Estimated increase in net income	636	318	—
No Change in Severity
Estimated (decrease) increase in reserves	(489)	—	489
Estimated increase (decrease) in net income	318	—	(318)
+1 Percent Change in Severity
Estimated increase in reserves	—	489	979
Estimated decrease in net income	—	(318)	(636)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2014.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(12)	$12
Estimated increase (decrease) in net income	8	(8)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(135)	135
Estimated increase (decrease) in net income	88	(88)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(86)	86
Estimated increase (decrease) in net income	56	(56)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $10,979, and $7,400 during the three months ended March 31, 2014 and 2013, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2014 and 2013.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Three Months Ended March 31,
Accident Year	2014	2013
2004 & prior	$(470)	$(49)
2005	50	(231)
2006	(426)	(289)
2007	(674)	(757)
2008	(837)	(945)
2009	(1,283)	(1,697)
2010	(1,876)	(1,226)
2011	(3,116)	(1,794)
2012	(2,482)	(412)
2013	135	—
All prior years	$(10,979)	$(7,400)

The decreases in prior years reserves during the three months ended March 31, 2014 and 2013 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2014 decrease is primarily composed of reductions of $5,961 in our retained private passenger automobile reserves and reductions of $4,055 in our retained homeowners reserves.  The 2013 decrease is primarily composed of reductions of $4,335 in our retained private passenger automobile reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the three months ended March 31, 2014.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2004 & prior	$(463)	$(1)	$13	$(19)	$(470)
2005	(13)	(1)	—	64	50
2006	(125)	(246)	—	(55)	(426)
2007	(428)	(3)	(11)	(232)	(674)
2008	(624)	(8)	(236)	31	(837)
2009	(511)	5	(180)	(597)	(1,283)
2010	(1,311)	(10)	(503)	(52)	(1,876)
2011	(1,203)	(34)	(1,427)	(452)	(3,116)
2012	(1,061)	9	(1,371)	(59)	(2,482)
2013	97	501	(340)	(123)	135
All prior years	$(5,642)	$212	$(4,055)	$(1,494)	$(10,979)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the three months ended March 31, 2014; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2004 & prior	$(606)	$(1)	$13	$(19)	$(613)
2005	(13)	(1)	—	64	50
2006	(125)	(246)	—	(55)	(426)
2007	(475)	(3)	(11)	(232)	(721)
2008	(700)	(6)	(236)	31	(911)
2009	(553)	(12)	(180)	(597)	(1,342)
2010	(1,322)	(26)	(503)	(52)	(1,903)
2011	(1,203)	(61)	(1,427)	(452)	(3,143)
2012	(1,061)	(113)	(1,371)	(59)	(2,604)
2013	97	68	(340)	(123)	(298)
All prior years	$(5,961)	$(401)	$(4,055)	$(1,494)	$(11,911)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the three months ended March 31, 2014.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2004 & prior	$143	$—	$—	$143
2005	—	—	—	—
2006	—	—	—	—
2007	47	—	—	47
2008	76	(2)	—	74
2009	42	17	—	59
2010	11	16	—	27
2011	—	27	—	27
2012	—	122	—	122
2013	—	433	—	433
All prior years	$319	$613	$—	$932

Our retained private passenger automobile line of business prior year reserves decreased by $5,961 for the three months ended March 31, 2014.  The decrease was primarily due to improved retained private passenger results of $3,586 for the accident years 2010 through 2012.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our retained homeowners line of business prior year reserves decreased by $4,055 for the three months ended March 31, 2014.  The decrease was primarily due to improved retained homeowners results of $2,798 for the accident years 2012 and 2011.

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

Forward-looking statements are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements.  These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition.  Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us.  Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, the possibility that existing insurance-related laws and regulations will become further restrictive in the future, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC.  Refer to Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of March 31, 2014
Estimated fair value	$1,164,849	$1,125,506	$1,082,217
Estimated increase (decrease) in fair value	$39,343	$—	$(43,289)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At March 31, 2014, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2014, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.                   Legal Proceedings - Please see “Item 1 — Financial Statements - Note 7, Commitments and Contingencies.”

Item 1A.          Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2013 Annual Report on Form 10-K.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31, 2014, the Board of Directors had authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

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

Date: May 12, 2014

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