Form 10-Q
period 2014-06-30
SAFETY INSURANCE GROUP INC
filed 2014-08-08
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, there were 15,006,136 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,075,650 and $1,087,232)	$1,111,248	$1,104,957
Equity securities, at fair value (cost: $84,974 and $83,134)	97,540	91,871
Other invested assets	7,552	5,748
Total investments	1,216,340	1,202,576
Cash and cash equivalents	37,740	55,877
Accounts receivable, net of allowance for doubtful accounts	191,149	169,304
Receivable for securities sold	660	1,320
Accrued investment income	9,813	10,329
Taxes recoverable	566	709
Receivable from reinsurers related to paid loss and loss adjustment expenses	11,943	4,588
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	58,823	60,346
Ceded unearned premiums	18,649	17,900
Deferred policy acquisition costs	69,110	63,388
Deferred income taxes	—	3,984
Equity and deposits in pools	22,655	18,733
Other assets	15,475	16,403
Total assets	$1,652,923	$1,625,457

Liabilities
Loss and loss adjustment expense reserves	$457,789	$455,014
Unearned premium reserves	403,638	370,583
Accounts payable and accrued liabilities	52,685	66,508
Payable for securities purchased	6,554	13,327
Payable to reinsurers	12,958	7,094
Deferred income taxes	3,752	—
Other liabilities	11,846	17,744
Total liabilities	949,222	930,270

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,288,504 and 17,207,929 shares issued	173	172
Additional paid-in capital	173,177	170,391
Accumulated other comprehensive income, net of taxes	31,306	17,200
Retained earnings	582,880	567,792
Treasury Stock, at cost: 2,279,570 and 1,819,547 shares	(83,835)	(60,368)
Total shareholders’ equity	703,701	695,187
Total liabilities and shareholders’ equity	$1,652,923	$1,625,457

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net earned premiums	$178,150	$169,550	$354,120	$335,989
Net investment income	9,909	9,727	20,482	20,114
Net realized gains on investments	379	140	399	542
Finance and other service income	4,508	4,584	9,032	9,152
Total revenue	192,946	184,001	384,033	365,797

Losses and loss adjustment expenses	108,550	106,976	229,438	219,121
Underwriting, operating and related expenses	54,418	51,467	107,825	101,565
Interest expense	23	21	45	43
Total expenses	162,991	158,464	337,308	320,729

Income before income taxes	29,955	25,537	46,725	45,068
Income tax expense	8,532	7,478	13,177	13,025
Net income	$21,423	$18,059	$33,548	$32,043

Earnings per weighted average common share:
Basic	$1.40	$1.17	$2.19	$2.09
Diluted	$1.40	$1.17	$2.18	$2.08

Cash dividends paid per common share	$0.60	$0.60	$1.20	$1.20

Number of shares used in computing earnings per share:
Basic	15,271,200	15,380,053	15,307,808	15,359,983
Diluted	15,352,692	15,421,300	15,379,199	15,389,236

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$21,423	$18,059	$33,548	$32,043

Other comprehensive income, net of tax:
Unrealized holding gains (losses) during the period, net of tax expense (benefit) of $3,881, ($10,082), $7,735, and ($12,470)	7,207	(18,724)	14,365	(23,159)
Reclassification adjustment for gains included in net income, net of tax expense of ($132), ($49), ($140), and ($190)	(246)	(91)	(259)	(352)
Unrealized gains (losses) on securities available for sale	6,961	(18,815)	14,106	(23,511)

Comprehensive income (loss)	$28,384	$(756)	$47,654	$8,532

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2012	$170	$163,041	$43,356	$543,361	$(55,569)	$694,359
Net income, January 1 to June 30, 2013				32,043		32,043
Other comprehensive income, net of deferred federal income taxes			(23,511)			(23,511)
Restricted share awards issued	1	187				188
Recognition of employee share-based compensation, net of deferred federal income taxes		2,364				2,364
Exercise of options, net of federal income taxes	1	2,165				2,166
Dividends paid and accrued				(18,452)		(18,452)
Acquisition of treasury stock					(4,799)	(4,799)
Balance at June 30, 2013	$172	$167,757	$19,845	$556,952	$(60,368)	$684,358

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2013	$172	$170,391	$17,200	$567,792	$(60,368)	$695,187
Net income, January 1 to June 30, 2014				33,548		33,548
Other comprehensive loss, net of deferred federal income taxes			14,106			14,106
Restricted share awards issued	1	217				218
Recognition of employee share-based compensation, net of deferred federal income taxes		2,418				2,418
Exercise of options, net of federal income taxes		151				151
Dividends paid and accrued				(18,460)		(18,460)
Acquisition of treasury stock					(23,467)	(23,467)
Balance at June 30, 2014	$173	$173,177	$31,306	$582,880	$(83,835)	$703,701

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$33,548	$32,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	6,602	7,273
Provision for deferred income taxes	140	225
Net realized gains on investments	(399)	(542)
Changes in assets and liabilities:
Accounts receivable	(21,845)	(23,506)
Accrued investment income	516	221
Receivable from reinsurers	(5,832)	(10,847)
Ceded unearned premiums	(749)	(1,544)
Deferred policy acquisition costs	(5,722)	(5,086)
Other assets	(3,529)	3,347
Loss and loss adjustment expense reserves	2,775	8,754
Unearned premium reserves	33,055	34,092
Accounts payable and accrued liabilities	(13,823)	(16,943)
Payable to reinsurers	5,864	4,964
Other liabilities	(5,978)	2,647
Net cash provided by operating activities	24,623	35,098

Cash flows from investing activities:
Fixed maturities purchased	(113,200)	(96,797)
Equity securities purchased	(7,372)	(24,922)
Other invested assets purchase	(1,770)	—
Proceeds from sales and paydowns of fixed maturities	92,726	85,978
Proceeds from maturities, redemptions, and calls of fixed maturities	23,248	20,705
Proceed from sales of equity securities	6,310	3,445
Fixed assets purchased	(1,006)	(2,038)
Net cash used for investing activities	(1,064)	(13,629)

Cash flows from financing activities:
Proceeds from stock options exercised	147	2,224
Excess tax benefit (expense) from stock options exercised	4	(59)
Dividends paid to shareholders	(18,380)	(18,430)
Acquisition of treasury stock	(23,467)	(4,799)
Net cash used for financing activities	(41,696)	(21,064)

Net (decrease) increase in cash and cash equivalents	(18,137)	405
Cash and cash equivalents at beginning of year	55,877	35,383
Cash and cash equivalents at end of period	$37,740	$35,788

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

The financial information as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods.  These unaudited interim consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2014.

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

2.  Recent Accounting Pronouncements

On May 28, 2014, the FASB issued as final, ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes virtually all existing revenue recognition guidance under GAAP. The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016 and prohibits early adoption. The update allows for the use of either the retrospective or modified retrospective approach of adoption. The impact of adoption to the Company’s consolidated financial condition and results of operations is currently being evaluated.

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

3.  Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period including unvested restricted shares which are considered participating securities.  Diluted earnings per share amounts are based on the weighted average number of common shares including non-vested performance stock grants and the net effect of potentially dilutive common stock options.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income available to common shareholders for basic and diluted earnings per share	$21,423	$18,059	$33,548	$32,043

Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,271,200	15,380,053	15,307,808	15,359,983
Common equivalent shares- stock options	2,121	5,818	2,526	7,330
Common equivalent shares- non-vested performance stock grants	79,371	35,429	68,865	21,923
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,352,692	15,421,300	15,379,199	15,389,236

Basic earnings per share	$1.40	$1.17	$2.19	$2.09
Diluted earnings per share	$1.40	$1.17	$2.18	$2.08

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive.  There were no anti-dilutive stock options for both the three and six months ended June 30, 2014 and 2013.

4.  Share-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At June 30, 2014, there were 455,072 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

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

The following table summarizes stock option activity under the Incentive Plan for the six months ended June 30, 2014.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	20,200	$41.64
Exercised	(4,000)	$36.76
Outstanding at end of period	16,200	$42.85	1.7 years	$138
Exercisable at end of period	16,200	$42.85	1.7 years	$138

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, which is the difference between the fair value based upon the Company’s closing stock price on June 30, 2014 and the exercise price which would have been received by the option holders had all option holders exercised their options as of that date.  The exercise price on stock options outstanding under the Incentive Plan at June 30, 2014 was $42.85. The range of exercise prices on stock options outstanding under the Incentive Plan at June 30, 2013 was $18.50 to $42.85.  The total intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was $58 and $565, respectively.

As of March 31, 2011, all compensation expense related to non-vested option awards had been recognized.  Cash received from options exercised was $147 and $2,224 for the six months ended June 30, 2014 and 2013, respectively.

Restricted Stock

Service-based restricted stock awarded in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as compensation expense over the requisite service period. Service-based restricted stock awards generally vest over a three-year period and vest 30% on the first and second anniversaries of the grant date and 40% on the third anniversary of the grant date, except for non-executive employees’ restricted stock awards which vest ratably over a five-year service period and independent directors’ stock awards which vest immediately.  Independent directors’ stock awards cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.

In addition to service-based awards, the Company grants performance-based restricted shares to certain employees.  These performance shares cliff vest after a three-year performance period provided certain performance measures are attained.   A portion of these awards, which contain a market condition, vest according to the level of total shareholder return achieved by the Company compared to its property-casualty insurance peers over a three-year period. The remainder, which contain a performance condition, vest according to the level of Company’s combined ratio results compared to a target based on the historic performance of its property-casualty insurance peers.

Actual payouts can range from 0% to 200% of target shares awarded depending upon the level of achievement of the respective market and performance conditions during a three fiscal-year performance period. Compensation expense for share awards with a performance condition is based on the probable number of awards expected to vest using the performance level most likely to be achieved at the end of the performance period.

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

The following table summarizes restricted stock activity under the Incentive Plan during the six months ended June 30, 2014, assuming a target payout for the 2014 performance-based shares.

	Shares	Weighted	Performance-based	Weighted
	Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	211,234	$43.51	37,456	$44.13
Granted	49,014	$54.05	27,928	$58.09
Vested and unrestricted	(81,149)	$43.80	—	$—
Forfeited	(367)	$47.90	—	$—
Outstanding at end of period	178,732	$46.28	65,384	$50.10

As of June 30, 2014, there was $8,647 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.  The total fair value of the shares that were vested and unrestricted during the six months ended June 30, 2014 and 2013 was $3,554 and $4,230, respectively.  For the six months ended June 30, 2014 and 2013, the Company recorded compensation expense related to restricted stock of $1,514 and $1,489, net of income tax benefits of $815 and $801, respectively.

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

	As of June 30, 2014
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,509	$—	$(1)	$—	$1,508
Obligations of states and political subdivisions	445,560	19,431	(571)	—	464,420
Residential mortgage-backed securities (1)	188,357	7,698	(1,693)	—	194,362
Commercial mortgage-backed securities	27,837	252	(31)	—	28,058
Other asset-backed securities	12,375	83	—	—	12,458
Corporate and other securities	400,012	11,138	(708)	—	410,442
Subtotal, fixed maturity securities	1,075,650	38,602	(3,004)	—	1,111,248
Equity securities (2)	84,974	12,664	(98)	—	97,540
Other invested assets (5)	7,552	—	—	—	7,552
Totals	$1,168,176	$51,266	$(3,102)	$—	$1,216,340

	As of December 31, 2013
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,510	$—	$(7)	$—	$1,503
Obligations of states and political subdivisions	461,256	10,248	(4,179)	—	467,325
Residential mortgage-backed securities (1)	205,053	6,879	(3,230)	—	208,702
Commercial mortgage-backed securities	31,885	342	(8)	—	32,219
Other asset-backed securities	13,357	124	(36)	—	13,445
Corporate and other securities	374,171	9,882	(2,290)	—	381,763
Subtotal, fixed maturity securities	1,087,232	27,475	(9,750)	—	1,104,957
Equity securities (2)	83,134	8,821	(84)	—	91,871
Other invested assets (5)	5,748	—	—	—	5,748
Totals	$1,176,114	$36,296	$(9,834)	$—	$1,202,576

(1)  Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2) Equity securities included interests in mutual funds held to fund the Company’s executive deferred compensation plan.

(3)  Our investment portfolio included 150 and 220 securities in an unrealized loss position at June 30, 2014 and December 31, 2013, respectively.

(4) Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.

(5) Other invested assets are accounted for under the equity method which approximated fair value.

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

	As of June 30, 2014
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$42,154	$42,955
Due after one year through five years	322,593	331,183
Due after five years through ten years	220,573	227,762
Due after ten years	261,760	274,469
Asset-backed securities	228,570	234,879
Totals	$1,075,650	$1,111,248

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross realized gains
Fixed maturity securities	$310	$95	$484	$474
Equity securities	406	61	817	87
Gross realized losses
Fixed maturity securities	(333)	(14)	(863)	(16)
Equity securities	(4)	(2)	(39)	(3)
Net realized gains on investments	$379	$140	$399	$542

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

The following tables as of June 30, 2014 and December 31, 2013 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,509	$1	$1,509	$1
Obligations of states and political subdivisions	28,139	219	18,661	352	46,800	571
Residential mortgage-backed securities	27,088	597	35,706	1,096	62,794	1,693
Commercial mortgage-backed securities	2,470	1	96	30	2,566	31
Corporate and other securities	43,484	306	28,222	402	71,706	708
Subtotal, fixed maturity securities	101,181	1,123	84,194	1,881	185,375	3,004
Equity securities	1,298	53	1,464	45	2,762	98
Total temporarily impaired securities	$102,479	$1,176	$85,658	$1,926	$188,137	$3,102

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

The unrealized losses in the Company’s fixed income and equity portfolio as of June 30, 2014 were reviewed for potential other-than-temporary asset impairments.  The Company held no securities at June 30, 2014 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at June 30, 2014 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

During the six months ended June 30, 2014 and 2013, there was no significant deterioration in the credit quality of any of the Company’s holdings and no OTTI charges were recorded related to the Company’s portfolio of investment securities.  At June 30, 2014 and December 31, 2013, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

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

Net Investment Income

The components of net investment income were as follows:

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest on fixed maturity securities	$9,616	$10,033	$20,020	$20,733
Dividends on equity securities	743	272	1,400	443
Equity in earnings of other invested assets	182	—	303	—
Interest on other assets	20	23	40	97
Interest on cash and cash equivalents	—	2	1	10
Total investment income	10,561	10,330	21,764	21,283
Investment expenses	652	603	1,282	1,169
Net investment income	$9,909	$9,727	$20,482	$20,114

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

With the exception of the REIT which is categorized as a Level 3 security, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of June 30, 2014.  There were no significant changes to the valuation process during the six months ending June 30, 2014.  As of June 30, 2014 and December 31, 2013, no quotes or prices obtained were adjusted by management.  All broker quotes obtained were non-binding.

At June 30, 2014 and December 31, 2013, investments in fixed maturities and equity securities classified as available-for-sale had a fair value which equaled carrying value of $1,208,788  and $1,196,828 , respectively. At June 30, 2014 and December 31, 2013, we held no short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of June 30, 2014
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,508	$—	$1,508	$—
Obligations of states and political subdivisions	464,420	—	464,420	—
Residential mortgage-backed securities	194,362	—	194,362	—
Commercial mortgage-backed securities	28,058	—	28,058	—
Other asset-backed securities	12,458	—	12,458	—
Corporate and other securities	410,442	—	410,442	—
Equity securities	97,540	81,154	—	16,386
Total investment securities	$1,208,788	$81,154	$1,111,248	$16,386

	As of December 31, 2013
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,503	$—	$1,503	$—
Obligations of states and political subdivisions	467,325	—	467,325	—
Residential mortgage-backed securities	208,702	—	208,702	—
Commercial mortgage-backed securities	32,219	—	32,219	—
Other asset-backed securities	13,445	—	13,445	—
Corporate and other securities	381,763	—	381,763	—
Equity securities	91,871	75,951	—	15,920
Total investment securities	$1,196,828	$75,951	$1,104,957	$15,920

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2014 and 2013.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$16,194	$5,406	$15,920	$5,346
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	192	127	466	187
Purchases and sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$16,386	$5,533	$16,386	$5,533
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of level 3 during the three and six months ended June 30, 2014 and 2013.  The Company held one Level 3 security at June 30, 2014.

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

	Six Months Ended June 30,
	2014	2013
Reserves for losses and LAE at beginning of year	$455,014	$423,842
Less receivable from reinsurers related to unpaid losses and LAE	(60,346)	(52,185)
Net reserves for losses and LAE at beginning of year	394,668	371,657
Incurred losses and LAE, related to:
Current year	249,332	233,530
Prior years	(19,894)	(14,409)
Total incurred losses and LAE	229,438	219,121
Paid losses and LAE related to:
Current year	137,294	129,903
Prior years	87,846	85,738
Total paid losses and LAE	225,140	215,641
Net reserves for losses and LAE at end of period	398,966	375,137
Plus receivable from reinsurers related to unpaid losses and LAE	58,823	57,459
Reserves for losses and LAE at end of period	$457,789	$432,596

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $19,894 and $14,409 for the six months ended June 30, 2014 and 2013, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decrease in prior years reserves during the 2014 and 2013 periods are primarily composed of reductions in our retained automobile reserves and our retained homeowners reserves.

The Company’s private passenger automobile line of business reserves decreased for the six months ended June 30, 2014 and 2013 primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of June 30, 2014, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at June 30, 2014 and December 31, 2013.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at June 30, 2014 and 2013.

9.   Income Taxes

Federal income tax expense for the six months ended June 30, 2014 and 2013 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the six months ended June 30, 2014, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

The Company’s U.S. federal tax return for the year ended December 31, 2011 was examined by the IRS.  The examination was completed during the quarter ending June 30, 2014 with no findings.  In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised. Tax years prior to 2010 are closed.

10.  Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of June 30, 2014, the Board of Directors had authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

During the six months ending June 30, 2014, the Company purchased 460,023 shares under the program at a cost of $23,467.  During the six months ending June 30, 2013, the Company purchased 90,902 shares on the open market under the program at a cost of $4,799.  As of June 30, 2014, the Company had purchased 2,279,570 shares at a cost of $83,835.  As of December 31, 2013, the Company had purchased 1,819,547 shares on the open market at a cost of $60,368.

11.  Related Party Transactions

Mr. A. Richard Caputo, Jr., a member of the Company’s Board of Directors and the Chairman of its Investment Committee, is a principal of The Jordan Company, LP (“Jordan”).  In 2012, the Company participated as a lender in two loans made by syndicates of lenders to a portfolio company in which funds managed by Jordan are controlling or a significant investor.  The first loan, made to Vantage Specialties, Inc., currently bears interest at a rate of 5.00% per annum and matures on February 10, 2018.  The Company’s original participation in the loan was $2,500.  The second loan, made to ARCAS Automotive (formerly known as Sequa Auto),

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

currently bears interest at the rate of 6.25% per annum and has a maturity date of November 15, 2018. The Company’s original participation in the loan was $1,200. Both loans amortized in equal quarterly installments of 0.25% of the principal amount per quarter. The Company made the loans on the same terms as the other lenders participating in the syndicate.  The loans were subject to the approval of the Company’s full Investment Committee.

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

We are a leading provider of property and casualty insurance focused primarily on the Massachusetts market.  Our principal product line is automobile insurance.  In addition to private passenger automobile insurance (which represented 63.9% of our direct written premiums in 2013) and commercial automobile insurance (11.8% of 2013 direct written premiums), we offer a portfolio of other insurance products, including homeowners (19.8% of 2013 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.5% of 2013 direct written premiums).  Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 893 in 1,047 locations throughout Massachusetts and New Hampshire during 2013.  We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 10.8% and 13.1% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2013 according to statistic compiled by the Commonwealth Automobile Reinsurers (“CAR”).

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.  During the six months ended June 30, 2014 and 2013, we wrote $8,712 and $6,272, respectively, in direct written premiums in New Hampshire.

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

We have filed and been approved for a private passenger rate change effective June 1, 2014  that increases the variation of rates within our tiering system and has resulted in no change to the overall rate level. Our rates include a 13.0% commission rate for agents.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
GAAP ratios:
Loss ratio	60.9%	63.1%	64.8%	65.2%
Expense ratio	30.5	30.4	30.4	30.2
Combined ratio	91.4%	93.5%	95.2%	95.4%

Share-Based Compensation

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At June 30, 2014, there were 455,072 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of share based awards granted under the Incentive Plan during the six months ended June 30, 2014 is as follows:

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

(4)                   The shares represent performance-based restricted share awards. Vesting of these shares is dependent upon the attainment of pre-established performance objectives, and any difference between shares granted and earned at the end of the performance period will be reported at the conclusion of the performance period in 2017.

(5)                   The shares represent awards granted to non-executive employees and vest ratably over a five-year service period.

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business.  We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”).  The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event.  We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models.  As of January 1, 2014, we have purchased three layers of excess catastrophe reinsurance providing $515,000 of coverage for property losses in excess of $50,000 up to a maximum of $565,000.  Our reinsurers’ co-participation is 65.0% of $100,000 for the 1st layer, 80.0% of $280,000 for the 2nd layer, 80.0% of $135,000 for the 3rd layer. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance in 2014 protects us in the event of a “115-year storm” (that is, a storm of a severity expected to occur once in a 115-year period).  Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A” (Excellent).  Most of our other reinsurers have an A.M. Best rating of “A+” (Excellent) or “A” (Excellent).

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past few years as insurance carriers have reduced their exposure to coastal property.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2014, the FAIR Plan purchased $1,180,000 of catastrophe reinsurance for property losses in excess of $120,000.  At June 30, 2014, we had no material amounts recoverable from any reinsurer, excluding $59,586 recoverable from CAR.

Effects of Inflation

We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Results of Operations

Three and Six Months Ended June 30, 2014 Months Compared to Three and Six Months Ended June 30, 2013

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Direct written premiums	$207,251	$198,875	$399,911	$384,429
Net written premiums	$200,402	$189,849	$386,425	$368,537
Net earned premiums	$178,150	$169,550	$354,120	$335,989
Net investment income	9,909	9,727	20,482	20,114
Net realized gains on investments	379	140	399	542
Finance and other service income	4,508	4,584	9,032	9,152
Total revenue	192,946	184,001	384,033	365,797
Loss and loss adjustment expenses	108,550	106,976	229,438	219,121
Underwriting, operating and related expenses	54,418	51,467	107,825	101,565
Interest expense	23	21	45	43
Total expenses	162,991	158,464	337,308	320,729
Income before income taxes	29,955	25,537	46,725	45,068
Income tax expense	8,532	7,478	13,177	13,025
Net income	$21,423	$18,059	$33,548	$32,043
Earnings per weighted average common share:
Basic	$1.40	$1.17	$2.19	$2.09
Diluted	$1.40	$1.17	$2.18	$2.08
Cash dividends paid per common share	$0.60	$0.60	$1.20	$1.20

Direct Written Premiums.  Direct written premiums for the quarter ended June 30, 2014 increased by $8,376, or 4.2%, to $207,251 from $198,875 for the comparable 2013 period.  Direct written premiums for the six months ended June 30, 2014 increased by $15,482, or 4.0%, to $399,911 from $384,429 for the comparable 2013 period.  The 2014 increases occurred primarily in our commercial automobile and homeowners business lines, which experienced increases of 6.4%, and 3.7%, respectively, in average written premium per exposure. Written exposures increased in our commercial automobile line by 5.6% and increased by 6.3% in our homeowners business line.  The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.

Net Written Premiums.  Net written premiums for the quarter ended June 30, 2014 increased by $10,553, or 5.6%, to $200,402 from $189,849 for the comparable 2013 period.  Net written premiums for the six months ended June 30, 2014 increased by $17,888, or 4.9%, to $386,425 from $368,537 for the comparable 2013 period.  The 2014 increase was primarily due to the factors that increased direct commercial automobile and homeowners written premiums.

Net Earned Premiums.  Net earned premiums for the quarter ended June 30, 2014 increased by $8,600, or 5.1%, to $178,150 from $169,550 for the comparable 2013 period.  Net earned premiums for the six months ended June 30, 2014 increased by $18,131, or 5.4% to $354,120 from $335,989 for the comparable 2013 period.  The 2014 increase was primarily due to the factors that increased direct commercial automobile and homeowners written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Written Premiums
Direct	$207,251	$198,875	$399,911	$384,429
Assumed	6,894	5,227	14,338	11,263
Ceded	(13,743)	(14,253)	(27,824)	(27,155)
Net written premiums	$200,402	$189,849	$386,425	$368,537

Earned Premiums
Direct	$186,139	$178,146	$369,011	$351,835
Assumed	5,780	4,441	12,184	9,765
Ceded	(13,769)	(13,037)	(27,075)	(25,611)
Net earned premiums	$178,150	$169,550	$354,120	$335,989

Net Investment Income.  Net investment income for the quarter ended June 30, 2014 increased by $182, or 1.9%, to $9,909 from $9,727 for the comparable 2013 period.  Net investment income for the six months ended June 30, 2014 increased by $368, or 1.8%, to $20,482 from $20,114 for the comparable 2013 period.  Net effective annualized yield on the investment portfolio decreased to 3.3% and 3.4%, respectively, for the quarter and six months ended June 30, 2014, from 3.4%  and 3.5% for the comparable 2013 periods.  Our duration was 3.8 years at June 30, 2014 compared to 4.1 years at December 31, 2013.

Net Realized Gains on Investments.  Net realized gains on investments were $379 for the quarter ended June 30, 2014 compared to net realized gains of $140 for the comparable 2013 period.  Net realized gains on investments were $399 for the six months ended June 30, 2014 compared to net realized gains of $542 for the comparable 2013 period.

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of June 30, 2014
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,509	$—	$(1)	$—	$1,508
Obligations of states and political subdivisions	445,560	19,431	(571)	—	464,420
Residential mortgage-backed securities (1)	188,357	7,698	(1,693)	—	194,362
Commercial mortgage-backed securities	27,837	252	(31)	—	28,058
Other asset-backed securities	12,375	83	—	—	12,458
Corporate and other securities	400,012	11,138	(708)	—	410,442
Subtotal, fixed maturity securities	1,075,650	38,602	(3,004)	—	1,111,248
Equity securities (2)	84,974	12,664	(98)	—	97,540
Other invested assets (5)	7,552	—	—	—	7,552
Totals	$1,168,176	$51,266	$(3,102)	$—	$1,216,340

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

(3)  Our investment portfolio included 150 securities in an unrealized loss position at June 30, 2014.

(4)  Amounts in this column represent other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.

(5)  Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of June 30, 2014
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$197,152	17.7%
Aaa/Aa	466,790	42.0
A	208,707	18.8
Baa	93,334	8.4
Ba	44,764	4.0
B	68,776	6.2
Caa	10,132	0.9
Not rated	21,593	2.0
Total	$1,111,248	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of June 30, 2014, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.  We have no exposure to European sovereign debt.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2014.

	As of June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,509	$1	$1,509	$1
Obligations of states and political subdivisions	28,139	219	18,661	352	46,800	571
Residential mortgage-backed securities	27,088	597	35,706	1,096	62,794	1,693
Commercial mortgage-backed securities	2,470	1	96	30	2,566	31
Corporate and other securities	43,484	306	28,222	402	71,706	708
Subtotal, fixed maturity securities	101,181	1,123	84,194	1,881	185,375	3,004
Equity securities	1,298	53	1,464	45	2,762	98
Total temporarily impaired securities	$102,479	$1,176	$85,658	$1,926	$188,137	$3,102

As of June 30, 2014, we held insured investment securities of approximately $103,507, which represented approximately 8.5% of our total investments.  Approximately $61,941 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of June 30, 2014.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of June 30, 2014
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$17,402	$13,686	$3,716
Financial Guaranty Insurance Company	260	260	—
Assured Guaranty Municipal Corporation	41,372	30,724	10,648
National Public Finance Guaranty Corporation	44,473	17,271	27,202
Total	$103,507	$61,941	$41,566

The Moody’s ratings of the Company’s insured investments held at June 30, 2014 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of June 30, 2014 for potential other-than-temporary asset impairments.  We held no debt securities at June 30, 2014 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was performed for securities appearing on our “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The unrealized losses recorded on the investment portfolio at June 30, 2014 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the six months ended June 30, 2014 and 2013, there was no significant deterioration in the credit quality of any of our holdings and no other-than-temporary impairment (“OTTI”) charges were recorded related to our portfolio of investment securities.

For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income decreased by $76, or 1.7%, to $4,508 for the three months ended June 30, 2014 from $4,584 for the comparable 2013 period.  Finance and other service income decreased by $120, or 1.3%, to $9,032 for the six months ended June 30, 2014 from $9,152 for the comparable 2013 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended June 30, 2014 increased by $1,574, or 1.5%, to $108,550 from $106,976 for the comparable 2013 period.  Losses and loss adjustment expenses incurred for the six months ended June 30, 2014 increased by $10,317, or 4.7%, to $229,438 from $219,121 for the comparable 2013 period.  Our GAAP loss ratio for the three months ended June 30, 2014 decreased to 60.9% from 63.1% for the comparable 2013 period.  Our GAAP loss ratio for the six months ended June 30, 2014 decreased to 64.8% from 65.2% for the comparable 2013 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended June 30, 2014 decreased to 52.6% from 54.3% for the comparable 2013 period.  Our GAAP loss ratio excluding loss adjustment expenses for both the six months ended June 30, 2014 and the six months ended June 30, 2014 was 56.2%. Total prior year favorable development included in the pre-tax results for the three and six months ended June 30, 2014 was $8,913 and $19,894, respectively, compared to prior years favorable development of $7,009 and $14,409, respectively, for the comparable 2013 periods.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended June 30, 2014 increased by $2,951, or 5.7%, to $54,418 from $51,467 for the comparable 2013 period.  Underwriting, operating and related expenses for the six months ended June 30, 2014 increased by $6,260, or 6.2%, to $107,825 from $101,565 for the comparable 2013 period.  The 2014 increase is primarily due to an increase in commissions to agents.  Our GAAP expense ratios for the three months ended June 30, 2014 increased to 30.5% from 30.4% for the comparable 2013 period. Our GAAP expense ratios for the six months ended June 30, 2014 increased to 30.4% from 30.2% for the comparable 2013 period.

Interest Expense.  Interest expense for the three months ended June 30, 2014 was $23 and $21 for the comparable 2013 period. Interest expense for the six months ended June 30, 2014 was $45 and $43 for the comparable 2013 period.  The credit facility commitment fee included in interest expense for both the three and six months ended June 30, 2014 and 2013 was $19 and $37, respectively.

Income Tax Expense.  Our effective tax rate was 28.5% and 29.3% for the three months ended June 30, 2014 and 2013, respectively.  Our effective tax rate was 28.2% and 28.9% for the six months ended June 30, 2014 and 2013, respectively.  These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

Net Income.  Net income for the three months ended June 30, 2014 was $21,423 compared to $18,059 for the comparable 2013 period.  Net income for the six months ended June 30, 2014 was $33,548 compared to $32,043 for the comparable 2013 period.  The increase in net income for the three and six months ended June 30, 2014 from the comparable 2013 periods was primarily attributable to the increase in net earned premiums,  as discussed above.

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

Net cash provided by operating activities was $24,623 and $35,098 during the six months ended June 30, 2014 and 2013, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $1,064 during the six months ended June 30, 2014 and was $13,629 during the six months ended June 30,  2013, primarily the result of purchases of fixed maturity securities and equity securities exceeding proceeds from sales, paydowns, redemptions, calls and maturities of fixed maturity securities.  Proceeds from sales, paydowns, redemptions, calls and maturities were $122 during the six months ended June 30, 2014 compared to $110 for the comparable prior year period.

Net cash used for financing activities was $41,696 and $21,064 during the six months ended June 30, 2014 and 2013, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders and acquisition of treasury shares.  The increase in net cash used for financing activities was primarily attributable to the acquisition of $23,467 of treasury shares during the six months ended June 30, 2014 compared to the acquisition of $4,799 of treasury shares during the comparable 2013 period.

The Insurance Subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and short-term investments.  In recent years, global financial markets experienced unprecedented and challenging conditions, including a tightening in the availability of credit, the failure of several large financial institutions and concerns about the creditworthiness of the sovereign debt of several European and other countries.  We believe that recent and ongoing government actions, including The Emergency Economic Stabilization Act of 2008, the 2009 American Recovery and Reinvestment Act and other U.S. and global government programs and the quality of the assets we hold will allow us to realize these securities’ anticipated long-term economic value.  Furthermore, as of June 30, 2014, we had the intent and ability to retain such investments for the period of time anticipated to allow for this expected recovery in fair value.  We do not anticipate the need to sell these securities to meet the Insurance Subsidiaries cash requirements.  We expect the Insurance Subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements.  However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

Credit Facility

For information regarding our Credit Facility, please refer to Item 1- Financial Statements, Note 8, Debt, of this Form 10-Q.

Recent Accounting Pronouncements

For information regarding Recent Accounting Pronouncements, please refer to Item 1- Financial Statements, Note 2, Recent Accounting Pronouncements,  of this Form 10-Q.

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2013, the statutory surplus of Safety Insurance was $627,993, and its net income for 2013 was $53,078.  As a result, a maximum of $62,799 is available in 2014 for such dividends without prior approval of the Commissioner.  As result of this Massachusetts statue, the Insurance Subsidiaries had restricted net assets in the amount of $565,194 at December 31, 2013. During the six months ended June 30, 2014, Safety Insurance recorded dividends to Safety of $34,080.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2014 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 14, 2014	March 3, 2014	March 14, 2014	$0.60	$9,240
May 6, 2014	June 2, 2014	June 13, 2014	$0.60	$9,223

On August 6, 2014, our Board approved and declared an increase in the quarterly cash dividend from $0.60 to $0.70 per share which will be paid on September 15, 2014 to shareholders of record on September 2, 2014. We plan to continue to declare and pay quarterly cash dividends in 2014, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31, 2014, the Board of Directors had authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of June 30, 2014 and December 31, 2013, the Company had purchased 2,279,570 and 1,819,547 shares at a cost of $83,835 and $60,368.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $370,285 to $411,267 as of June 30, 2014.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $398,966 as of June 30, 2014.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2014.

Line of Business	Low	Recorded	High
Private passenger automobile	$217,265	$224,040	$228,719
Commercial automobile	52,059	58,146	58,312
Homeowners	60,705	66,429	67,463
All other	40,256	50,351	56,773
Total	$370,285	$398,966	$411,267

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of June 30, 2014.

Line of Business	Case	IBNR	Total
Private passenger automobile	$238,610	$(15,698)	$222,912
CAR assumed private passenger auto	302	826	1,128
Commercial automobile	36,505	7,499	44,004
CAR assumed commercial automobile	6,656	7,486	14,142
Homeowners	42,619	15,915	58,534
FAIR Plan assumed homeowners	3,517	4,378	7,895
All other	25,783	24,568	50,351
Total net reserves for losses and LAE	$353,992	$44,974	$398,966

At June 30, 2014, our total IBNR reserves for our private passenger automobile line of business was comprised of ($35,856) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $20,158 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 52.9% of our total reserves for CAR assumed commercial automobile business as of June 30, 2014 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 55.5% of our total reserves for FAIR Plan assumed homeowners at June 30, 2014 due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of June 30, 2014.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$222,912
CAR assumed private passenger automobile		$1,128
Net private passenger automobile			$224,040
Commercial automobile	44,004
CAR assumed commercial automobile		14,142
Net commercial automobile			58,146
Homeowners	58,534
FAIR Plan assumed homeowners		7,895
Net homeowners			66,429
All other	50,351	—	50,351
Total net reserves for losses and LAE	$375,801	$23,165	$398,966

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

Although we rely to a significant extent in setting our reserves on the information the various residual markets provide, we are cautious in our use of that information, because of the delays in receiving data from the various residual markets.  As a result, we have to estimate our Participation Ratio and these reserves are subject to significant judgments and estimates.

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the six months ended June 30, 2014, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $3,541.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $2,302 effect on net income, or $0.15 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the six months ended June 30, 2014.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,458)	$(2,229)	$—
Estimated increase in net income	2,898	1,449	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,229)	—	2,229
Estimated increase (decrease) in net income	1,449	—	(1,449)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,229	4,458
Estimated decrease in net income	—	(1,449)	(2,898)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(880)	(440)	—
Estimated increase in net income	572	286	—
No Change in Severity
Estimated (decrease) increase in reserves	(440)	—	440
Estimated increase (decrease) in net income	286	—	(286)
+1 Percent Change in Severity
Estimated increase in reserves	—	440	880
Estimated decrease in net income	—	(286)	(572)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,171)	(585)	—
Estimated increase in net income	761	380	—
No Change in Severity
Estimated (decrease) increase in reserves	(585)	—	585
Estimated increase (decrease) in net income	380	—	(380)
+1 Percent Change in Severity
Estimated increase in reserves	—	585	1,171
Estimated decrease in net income	—	(380)	(761)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,007)	(504)	—
Estimated increase in net income	655	328	—
No Change in Severity
Estimated (decrease) increase in reserves	(504)	—	504
Estimated increase (decrease) in net income	328	—	(328)
+1 Percent Change in Severity
Estimated increase in reserves	—	504	1,007
Estimated decrease in net income	—	(328)	(655)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2014.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(11)	$11
Estimated increase (decrease) in net income	7	(7)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(141)	141
Estimated increase (decrease) in net income	92	(92)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(79)	79
Estimated increase (decrease) in net income	51	(51)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $19,894, and $14,409 during the six months ended June 30, 2014 and 2013, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2014 and 2013.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Six Months Ended June 30,
Accident Year	2014	2013
2004 & prior	$(1,072)	$(272)
2005	(15)	(291)
2006	(1,084)	(965)
2007	(847)	(1,709)
2008	(1,581)	(2,472)
2009	(2,143)	(2,885)
2010	(3,332)	(2,501)
2011	(4,731)	(2,383)
2012	(4,654)	(931)
2013	(435)	—
All prior years	$(19,894)	$(14,409)

The decreases in prior years’ reserves during the six months ended June 30, 2014 and 2013 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2014 decrease is primarily composed of reductions of $10,828 in our retained private passenger automobile reserves, $5,899 in our retained homeowners reserves and $3,033 in our retained other lines reserves.  The 2013 decrease is primarily composed of reductions of $8,364 in our retained private passenger automobile reserves, $2,093 in our retained commercial automobile reserves and $3,361 in our retained homeowners reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the six months ended June 30, 2014.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2004 & prior	$(843)	$—	$(165)	$(64)	$(1,072)
2005	(243)	—	—	228	(15)
2006	(734)	(246)	—	(104)	(1,084)
2007	(588)	(4)	(10)	(245)	(847)
2008	(1,196)	(13)	(363)	(9)	(1,581)
2009	(1,075)	(2)	(394)	(672)	(2,143)
2010	(2,241)	(18)	(513)	(560)	(3,332)
2011	(1,667)	(80)	(2,053)	(931)	(4,731)
2012	(1,914)	(67)	(2,164)	(509)	(4,654)
2013	(8)	118	(378)	(167)	(435)
All prior years	$(10,509)	$(312)	$(6,040)	$(3,033)	$(19,894)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the six months ended June 30, 2014; that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2004& prior	$(986)	$—	$(165)	$(64)	$(1,215)
2005	(243)	—	—	228	(15)
2006	(734)	(246)	—	(104)	(1,084)
2007	(635)	(4)	(8)	(245)	(892)
2008	(1,272)	(12)	(361)	(9)	(1,654)
2009	(1,117)	(19)	(394)	(672)	(2,202)
2010	(2,252)	(34)	(511)	(560)	(3,357)
2011	(1,667)	(90)	(2,008)	(931)	(4,696)
2012	(1,914)	(168)	(2,107)	(509)	(4,698)
2013	(8)	(276)	(345)	(167)	(796)
All prior years	$(10,828)	$(849)	$(5,899)	$(3,033)	$(20,609)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the six months ended June 30, 2014.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2004 & prior	$143	$—	$—	$143
2005	—	—	—	—
2006	—	—	—	—
2007	47	—	(3)	44
2008	76	(1)	(2)	73
2009	42	17	(1)	58
2010	11	16	(1)	26
2011	—	10	(45)	(35)
2012	—	101	(57)	44
2013	—	394	(32)	362
All prior years	$319	$537	$(141)	$715

Our private passenger automobile line of business prior year reserves decreased by $10,509 for the six months ended June 30, 2014.  The decrease was primarily due to improved retained private passenger results of $8,222 for the accident years 2008 through 2012.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our retained homeowners and our retained other lines of business prior year reserves decreased by $5,899 and $3,033, respectively for the six months ended June 30, 2014 due primarily to fewer IBNR claims than previously estimated.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2014
Estimated fair value	$1,149,794	$1,111,248	$1,067,608
Estimated increase (decrease) in fair value	$38,546	$—	$(43,640)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At June 30, 2014, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2014, assuming that all of such debt is outstanding for the entire year.

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

The following table provides information about Safety’s share repurchase activity for the three months ended June 30, 2014.

			Total Number	Maximum Dollar
	Total	Average	of Shares	Value of Shares that
	Number of	Price	Purchased as	May Yet Be
	Shares	Paid per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan
April 1-30	—	$—	1,819,547	$89,632
May 1-31	136,063	$52.11	1,955,610	$82,542
June 1-30	323,960	$50.55	2,279,570	$66,165

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

Date: August 8, 2014

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Employment Agreement by and between Safety Insurance Group, Inc. and Stephen A. Varga, as of August 6, 2014(2)

11.0	Statement re: Computation of Per Share Earnings(1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(2)

(1)  Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, Earnings per Weighted Average Common Share.

(2)  Included herein.