Form 10-Q
period 2014-09-30
SAFETY INSURANCE GROUP INC
filed 2014-11-07
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐  No ☒

As of November 5, 2014  there were 15,009,158 shares of common stock with a par value of $0.01 per share outstanding.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,098,252 and $1,087,232)	$1,129,860	$1,104,957
Equity securities, at fair value (cost: $96,308 and $83,134)	106,730	91,871
Other invested assets	8,650	5,748
Total investments	1,245,240	1,202,576
Cash and cash equivalents	28,373	55,877
Accounts receivable, net of allowance for doubtful accounts	191,127	169,304
Receivable for securities sold	886	1,320
Accrued investment income	9,977	10,329
Taxes recoverable	2,009	709
Receivable from reinsurers related to paid loss and loss adjustment expenses	7,178	4,588
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	59,879	60,346
Ceded unearned premiums	18,441	17,900
Deferred policy acquisition costs	71,179	63,388
Deferred income taxes	-	3,984
Equity and deposits in pools	25,859	18,733
Other assets	14,466	16,403
Total assets	$1,674,614	$1,625,457

Liabilities
Loss and loss adjustment expense reserves	$467,773	$455,014
Unearned premium reserves	411,904	370,583
Accounts payable and accrued liabilities	52,623	66,508
Payable for securities purchased	3,249	13,327
Payable to reinsurers	18,979	7,094
Deferred income taxes	1,603	—
Other liabilities	12,716	17,744
Total liabilities	968,847	930,270

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,285,228 and 17,207,929 shares issued	173	172
Additional paid-in capital	174,302	170,391
Accumulated other comprehensive income, net of taxes	27,320	17,200
Retained earnings	587,807	567,792
Treasury stock, at cost: 2,279,570 and 1,819,547 shares	(83,835)	(60,368)
Total shareholders’ equity	705,767	695,187
Total liabilities and shareholders’ equity	$1,674,614	$1,625,457

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net earned premiums	$180,277	$172,246	$534,397	$508,235
Net investment income	10,809	10,023	31,291	30,137
Net realized gains on investments	284	657	683	1,199
Finance and other service income	4,749	4,768	13,781	13,920
Total revenue	196,119	187,694	580,152	553,491

Losses and loss adjustment expenses	119,742	109,183	349,180	328,304
Underwriting, operating and related expenses	54,378	52,940	162,203	154,505
Interest expense	22	23	67	66
Total expenses	174,142	162,146	511,450	482,875

Income before income taxes	21,977	25,548	68,702	70,616
Income tax expense	6,541	7,892	19,718	20,917
Net income	$15,436	$17,656	$48,984	$49,699

Earnings per weighted average common share:
Basic	$1.03	$1.15	$3.23	$3.24
Diluted	$1.03	$1.14	$3.21	$3.23

Cash dividends paid per common share	$0.70	$0.60	$1.90	$1.80

Number of shares used in computing earnings per share:
Basic	14,941,685	15,369,285	15,173,415	15,355,623
Diluted	15,047,044	15,429,809	15,238,891	15,395,434

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$15,436	$17,656	$48,984	$49,699

Other comprehensive income, net of tax:
Unrealized holding (losses) gains during the period, net of tax (benefit) expense of ($2,047), ($170), $5,688 and ($12,640).	(3,801)	(315)	10,564	(23,474)
Reclassification adjustment for gains included in net income, net of tax expense of ($100), ($230), ($239) and ($419).	(185)	(427)	(444)	(779)
Unrealized gains (losses) on securities available for sale	(3,986)	(742)	10,120	(24,253)

Comprehensive income	$11,450	$16,914	$59,104	$25,446

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2012	$170	$163,041	$43,356	$543,361	$(55,569)	$694,359
Net income, January 1 to September 30, 2013				49,699		49,699
Other comprehensive income, net of deferred federal income taxes			(24,253)			(24,253)
Restricted share awards issued	1	187				188
Recognition of employee share-based compensation, net of deferred federal income taxes		3,517				3,517
Exercise of options, net of federal income taxes	1	2,409				2,410
Dividends paid and accrued				(27,680)		(27,680)
Acquisition of treasury stock					(4,799)	(4,799)
Balance at September 30, 2013	$172	$169,154	$19,103	$565,380	$(60,368)	$693,441

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2013	$172	$170,391	$17,200	$567,792	$(60,368)	$695,187
Net income, January 1 to September 30, 2014				48,984		48,984
Other comprehensive loss, net of deferred federal income taxes			10,120			10,120
Restricted share awards issued	1	217				218
Recognition of employee share-based compensation, net of deferred federal income taxes		3,543				3,543
Exercise of options, net of federal income taxes		151				151
Dividends paid and accrued				(28,969)		(28,969)
Acquisition of treasury stock					(23,467)	(23,467)
Balance at September 30, 2014	$173	$174,302	$27,320	$587,807	$(83,835)	$705,767

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$48,984	$49,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	9,804	11,085
Provision for deferred income taxes	138	650
Net realized gains on investments	(683)	(1,199)
Changes in assets and liabilities:
Accounts receivable	(21,823)	(19,796)
Accrued investment income	352	336
Receivable from reinsurers	(2,123)	(11,865)
Ceded unearned premiums	(541)	(1,020)
Deferred policy acquisition costs	(7,791)	(6,423)
Other assets	(7,630)	3,529
Loss and loss adjustment expense reserves	12,759	14,654
Unearned premium reserves	41,321	39,046
Accounts payable and accrued liabilities	(14,014)	(14,212)
Payable to reinsurers	11,885	10,618
Other liabilities	(5,028)	(9,997)
Net cash provided by operating activities	65,610	65,105

Cash flows from investing activities:
Fixed maturities purchased	(168,135)	(171,967)
Equity securities purchased	(20,840)	(39,631)
Other invested assets purchase	(2,900)	—
Proceeds from sales and paydowns of fixed maturities	119,351	139,970
Proceeds from maturities, redemptions, and calls of fixed maturities	24,500	34,264
Proceed from sales of equity securities	8,656	8,588
Fixed assets purchased	(1,590)	(3,462)
Net cash used for investing activities	(40,958)	(32,238)

Cash flows from financing activities:
Proceeds from stock options exercised	147	2,479
Excess tax benefit from stock options exercised	4	—
Dividends paid to shareholders	(28,840)	(27,625)
Acquisition of treasury stock	(23,467)	(4,799)
Net cash used for financing activities	(52,156)	(29,945)

Net (decrease) increase in cash and cash equivalents	(27,504)	2,922
Cash and cash equivalents at beginning of year	55,877	35,383
Cash and cash equivalents at end of period	$28,373	$38,305

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

The financial information as of September 30, 2014 and 2013 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods.  These unaudited interim consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2014.

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

2.  Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability as a Going Concern” (“ASU 2014-15”).  ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements, and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period" ("ASU 2014-12”), which revises the accounting treatment for stock compensation tied to performance targets. ASU 2014-12 is effective for calendar years beginning after December 15, 2015. The impact of adoption to the Company’s consolidated financial condition and results of operations is currently being evaluated.

On May 28, 2014, the FASB issued as final, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016 and prohibits early adoption. The update allows for the use of either the retrospective or modified retrospective approach of adoption. The impact of adoption to the Company’s consolidated financial condition and results of operations is currently being evaluated.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income available to common shareholders for basic and diluted earnings per share	$15,436	$17,656	$48,984	$49,699
Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	14,941,685	15,369,285	15,173,415	15,355,623
Common equivalent shares- stock options	2,013	4,051	2,352	6,244
Common equivalent shares- non-vested performance stock grants	103,346	56,473	63,124	33,567
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,047,044	15,429,809	15,238,891	15,395,434

Basic earnings per share	$1.03	$1.15	$3.23	$3.24
Diluted earnings per share	$1.03	$1.14	$3.21	$3.23

             Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive.  There were no anti-dilutive stock options for both the three and nine months ended September 30, 2014 and 2013.

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

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove "share recycling" plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At September 30, 2014, there were 453,930 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

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

The following table summarizes stock option activity under the Incentive Plan for nine months ended  September 30, 2014.

			Weighted
	Shares	Weighted	Average		Aggregate
	Under	Average	Remaining		Intrinsic
	Option	Exercise Price	Contractual Term		Value
Outstanding at beginning of year	20,200	$41.64
Exercised	(4,000)	$36.76
Outstanding at end of period	16,200	$42.85	1.4	years	$179
Exercisable at end of period	16,200	$42.85	1.4	years	$179

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, which is the difference between the fair value based upon the Company’s closing stock price on September 30, 2014 and the exercise price which would have been received by the option holders had all option holders exercised their options as of that date.  The exercise price on stock options outstanding under the Incentive Plan at September 30, 2014 was $42.85. The range of exercise prices on stock options outstanding under the Incentive Plan at September 30, 2013 was $18.50 to $42.85.  The total intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was $69 and $882, respectively.

As of March 31, 2011, all compensation expense related to non-vested option awards had been recognized. Cash received from options exercised was $147 and $2,479 for the nine months ended September 30, 2014 and 2013, respectively.

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

In addition to service-based awards, the Company grants performance-based restricted shares to certain employees.  These performance shares cliff vest after a three-year performance period provided certain performance measures are attained.  A portion of these awards, which contain a market condition, vest according to the level of total shareholder return achieved by the Company compared to its property-casualty insurance peers over a three-year period.  The remainder, which contain a performance condition, vest according to the level of Company’s combined ratio results compared to a target based on its property-casualty insurance peers.

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

Performance-based awards with market conditions are accounted for and measured differently from awards that have a performance or service condition.  The effect of a market condition is reflected in the award’s fair value on the grant date.  That fair value is recognized as compensation cost over the requisite service period regardless of whether the market-based performance objective has been satisfied.

All of the Company’s restricted stock awards are issued as incentive compensation and are equity classified.

The following table summarizes restricted stock activity under the Incentive Plan during the nine months ended September 30, 2014, assuming a target payout for the 2014 performance-based shares.

	Shares	Weighted	Performance-based	Weighted
	Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	211,234	$43.51	37,456	$44.13
Granted	50,781	$53.94	29,903	$57.94
Vested and unrestricted	(81,149)	$43.80	—	$—
Forfeited	(4,750)	$44.46	(2,635)	$46.96
Outstanding at end of period	176,116	$46.38	64,724	$50.40

As of September 30, 2014, there was $7,593 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.  The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2014 and 2013 was $3,554 and $4,230, respectively.  For 2014 and 2013, the Company recorded compensation expense related to restricted stock of $2,245 and $2,239, net of income tax benefits of $1,209 and $1,205, respectively.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of September 30, 2014
		Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,508	$—	$(4)	$—	$1,504
Obligations of states and political subdivisions	444,830	21,445	(590)	—	465,685
Residential mortgage-backed securities (1)	199,438	6,891	(2,084)	—	204,245
Commercial mortgage-backed securities	32,970	152	(119)	—	33,003
Other asset-backed securities	14,921	45	(26)	—	14,940
Corporate and other securities	404,585	7,928	(2,030)	—	410,483
Subtotal, fixed maturity securities	1,098,252	36,461	(4,853)	—	1,129,860
Equity securities (2)	96,308	11,453	(1,031)	—	106,730
Other invested assets (5)	8,650	—	—	—	8,650
Totals	$1,203,210	$47,914	$(5,884)	$—	$1,245,240

	As of December 31, 2013
		Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,510	$—	$(7)	$—	$1,503
Obligations of states and political subdivisions	461,256	10,248	(4,179)	—	467,325
Residential mortgage-backed securities (1)	205,053	6,879	(3,230)	—	208,702
Commercial mortgage-backed securities	31,885	342	(8)	—	32,219
Other asset-backed securities	13,357	124	(36)	—	13,445
Corporate and other securities	374,171	9,882	(2,290)	—	381,763
Subtotal, fixed maturity securities	1,087,232	27,475	(9,750)	—	1,104,957
Equity securities (2)	83,134	8,821	(84)	—	91,871
Other invested assets (5)	5,748	—	—		5,748
Totals	$1,176,114	$36,296	$(9,834)	$—	$1,202,576

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities included interests in mutual funds held to fund the Company’s executive deferred compensation plan.

(3)	Our investment portfolio included 344 and 220 securities in an unrealized loss position at September 30, 2014 and December 31, 2013, respectively.

(4)	Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.

(5)	Other invested assets are accounted for under the equity method which approximated fair value.

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

	As of September 30, 2014
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$51,243	$51,918
Due after one year through five years	326,711	332,538
Due after five years through ten years	210,264	214,527
Due after ten years	262,705	278,689
Asset-backed securities	247,329	252,188
Totals	$1,098,252	$1,129,860

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross realized gains
Fixed maturity securities	$120	$211	$604	$685
Equity securities	316	568	1,133	655
Gross realized losses
Fixed maturity securities	(48)	(92)	(911)	(108)
Equity securities	(104)	(30)	(143)	(33)
Net realized gains on investments	$284	$657	$683	$1,199

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following tables as of September 30, 2014 and December 31, 2013 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,504	$4	$1,504	$4
Obligations of states and political subdivisions	42,887	514	3,535	76	46,422	590
Residential mortgage-backed securities	41,853	496	39,982	1,588	81,835	2,084
Commercial mortgage-backed securities	12,994	119	—	—	12,994	119
Other asset-backed securities	6,244	26	—	—	6,244	26
Corporate and other securities	106,854	1,358	36,987	672	143,841	2,030
Subtotal, fixed maturity securities	210,832	2,513	82,008	2,340	292,840	4,853
Equity securities	15,884	964	1,419	67	17,303	1,031
Total temporarily impaired securities	$226,716	$3,477	$83,427	$2,407	$310,143	$5,884

	As of December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,503	$7	$—	$—	$1,503	$7
Obligations of states and political subdivisions	131,114	3,898	3,362	281	134,476	4,179
Residential mortgage-backed securities	50,048	1,570	37,166	1,660	87,214	3,230
Commercial mortgage-backed securities	6,008	8	—	—	6,008	8
Other asset-backed securities	3,240	31	4,608	5	7,848	36
Corporate and other securities	86,312	2,223	2,235	67	88,547	2,290
Subtotal, fixed maturity securities	278,225	7,737	47,371	2,013	325,596	9,750
Equity securities	3,933	73	299	11	4,232	84
Total temporarily impaired securities	$282,158	$7,810	$47,670	$2,024	$329,828	$9,834

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The unrealized losses in the Company’s fixed income and equity portfolio as of September 30, 2014 were reviewed for potential other-than-temporary asset impairments.  The Company held no securities at September 30, 2014 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at September 30, 2014 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

During the nine months ended September 30, 2014 and 2013, there was no significant deterioration in the credit quality of any of the Company’s holdings and no OTTI charges were recorded related to the Company’s portfolio of investment securities.  At September 30, 2014 and December 31, 2013, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest on fixed maturity securities	$10,457	$10,113	$30,477	$30,846
Dividends on equity securities	842	493	2,242	936
Equity in earnings of other invested assets	150	—	453	—
Interest on other assets	19	21	59	118
Interest on cash and cash equivalents	1	1	2	11
Total investment income	11,469	10,628	33,233	31,911
Investment expenses	660	605	1,942	1,774
Net investment income	$10,809	$10,023	$31,291	$30,137

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

The Company’s Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets.  The Company’s Level 2 securities are comprised of available-for-sale fixed maturity securities whose fair value was determined using observable market inputs.  The Company’s Level 3 security is a real estate investment trust equity investment whose fair value was determined using the trust’s net asset value obtained from its audited financial statements; however, the Company is required to submit a request 45 days before a quarter end to dispose of the security.  Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs.  Investments valued using these inputs include U.S. Treasury securities, obligations of states and political subdivisions, corporate securities, commercial and residential mortgage-backed securities, and other asset-backed securities.  Inputs into the fair value application that are utilized by asset class include but are not limited to:

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

•	Real estate investment trust (“REIT”): net asset value per share derived from member ownership in capital venture to which a proportionate share of independently appraised net assets is attributed.
•	Federal Home Loan Bank of Boston (“FHLB-Boston”): value is equal to the cost of the member stock purchased.

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

With the exception of the REIT and FHLB-Boston securities, which are categorized as Level 3 securities, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2014. There were no significant changes to the valuation process during the nine months ending September 30, 2014. As of September 30, 2014 and December 31, 2013, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At September 30, 2014 and December 31, 2013, investments in fixed maturities and equity securities classified as available-for-sale had a fair value which equaled carrying value of $1,236,590 and $1,196,828, respectively.  At September 30, 2014 and December 31, 2013, we held no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

	As of September 30, 2014
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,504	$—	$1,504	$—
Obligations of states and political subdivisions	465,685	—	465,685	—
Residential mortgage-backed securities	204,245	—	204,245	—
Commercial mortgage-backed securities	33,003	—	33,003	—
Other asset-backed securities	14,940	—	14,940	—
Corporate and other securities	410,483	—	410,483	—
Equity securities	106,730	89,385	—	17,345
Total investment securities	$1,236,590	$89,385	$1,129,860	$17,345

	As of December 31, 2013
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,503	$—	$1,503	$—
Obligations of states and political subdivisions	467,325	—	467,325	—
Residential mortgage-backed securities	208,702	—	208,702	—
Commercial mortgage-backed securities	32,219	—	32,219	—
Other asset-backed securities	13,445	—	13,445	—
Corporate and other securities	381,763	—	381,763	—
Equity securities	91,871	75,951	—	15,920
Total investment securities	$1,196,828	$75,951	$1,104,957	$15,920

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2014 and 2013.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$16,386	$5,533	$15,920	$5,346
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	454	234	920	421
Purchases	505	—	505	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$17,345	$5,767	$17,345	$5,767
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

              Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of Level 3 during the three and nine months ended September 30, 2014 and 2013. The Company held two Level 3 securities at September 30, 2014.

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

	Nine Months Ended September 30,
	2014	2013
Reserves for losses and LAE at beginning of year	$455,014	$423,842
Less receivable from reinsurers related to unpaid losses and LAE	(60,346)	(52,185)
Net reserves for losses and LAE at beginning of year	394,668	371,657
Incurred losses and LAE, related to:
Current year	378,519	350,066
Prior years	(29,339)	(21,762)
Total incurred losses and LAE	349,180	328,304
Paid losses and LAE related to:
Current year	223,709	212,913
Prior years	112,245	107,120
Total paid losses and LAE	335,954	320,033
Net reserves for losses and LAE at end of period	407,894	379,928
Plus receivable from reinsurers related to unpaid losses and LAE	59,879	58,568
Reserves for losses and LAE at end of period	$467,773	$438,496

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $29,339 and $21,762 for the nine months ended September 30, 2014 and 2013, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decreases in prior years reserves during the 2014 and 2013 periods are primarily composed of reductions in our retained automobile reserves and our retained homeowners reserves.

The Company's private passenger automobile line of business reserves decreased for the 2014 and 2013 primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  As of September 30, 2014, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

             The Company had no amounts outstanding on its credit facility at September 30, 2014 and December 31, 2013.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at September 30, 2014 and 2013.

The Company became a member of the FHLB-Boston during the quarter ended September 30, 2014.  Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities.  The Company has no amounts outstanding from the FHLB-Boston at September 30, 2014.

9.  Income Taxes

Federal income tax expense for the nine months ended September 30, 2014 and 2013 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the nine months ended September 30, 2014, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

             The Company’s U.S. federal tax return for the year ended December 31, 2011 was examined by the IRS. The examination was completed during the quarter ending June 30, 2014 with no findings. In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised. Tax years prior to 2011 are closed.

10.  Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30, 2014, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

             During the nine months ending September 30, 2014, the Company purchased 460,023 shares under the program at a cost of $23,467.  During the nine months ending September 30, 2013, the Company purchased 90,902 shares on the open market under the program at a cost of $4,799.  As of September 30, 2014, the Company had purchased 2,279,570 shares at a cost of $83,835. As of December 31, 2013, the Company had purchased 1,819,547 shares on the open market at a cost of $60,368.

11.  Related Party Transactions

Mr. A. Richard Caputo, Jr., a member of the Company’s Board of Directors and the Chairman of its Investment Committee, is a principal of The Jordan Company, LP (“Jordan”).  In 2012, the Company participated as a lender in two loans made by syndicates of lenders to a portfolio company in which funds managed by Jordan are controlling or a significant investor.  The first loan, made to Vantage Specialties, Inc., currently bears interest at a rate of 5.00% per annum and matures on February 10, 2018.  The Company’s original participation in the loan was $2,500.  The second loan, made to ARCAS Automotive (formerly known as Sequa Auto), currently bears interest at the rate of 6.25% per annum and has a maturity date of November 15, 2018.  The Company’s original participation in the loan was $1,200.  Both loans amortize in equal quarterly installments of 0.25% of the principal amount per quarter.  The Company made the loans on the same terms as the other lenders participating in the syndicate.  The loans were subject to the approval of the Company’s full Investment Committee.

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

We are a leading provider of property and casualty insurance focused primarily on the Massachusetts market.  Our principal product line is automobile insurance.  In addition to private passenger automobile insurance (which represented 63.9% of our direct written premiums in 2013 and commercial automobile insurance 11.8% of 2013 direct written premiums), we offer a portfolio of other insurance products, including homeowners 19.8% of 2013 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.5% of 2013 direct written premiums).  Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 893 in 1,047 locations throughout Massachusetts and New Hampshire during 2013.  We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 10.8% and 13.1% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2013 according to statistic compiled by the Commonwealth Automobile Reinsurers (“CAR”).

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.  During the nine months ended September 30, 2014 and 2013, we wrote $13,901 and $10,084, respectively, in direct written premiums in New Hampshire.

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

In 2008, the Commissioner issued a series of decisions to introduce what the Commissioner termed “managed competition” to Massachusetts automobile insurance premium rates and in doing so replaced the fixed and established regime with a prior approval rate review process, governed by regulations that set certain terms and conditions that insurers must comply with in establishing their rates.  The Commissioner also replaced the former reinsurance program with an assigned risk plan.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
GAAP ratios:
Loss ratio	66.4%	63.4%	65.3%	64.6%
Expense ratio	30.2	30.7	30.4	30.4
Combined ratio	96.6%	94.1%	95.7%	95.0%

Share-Based Compensation

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At September 30, 2014, there were 453,930 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of share based awards granted under the Incentive Plan during the nine months ended September 30, 2014 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share		Vesting Terms
RS	March 11, 2014	24,426	$54.35	(1)	3 years, 30%-30%-40%
RS	March 11, 2014	4,000	$54.35	(1)	No vesting period (3)
RS	March 11, 2014	27,928	$58.09	(2)	3 years, cliff vesting (4)
RS	March 24, 2014	20,588	$53.64	(1)	5 years, 20% annually (5)
RS	July 15, 2014	1,767	$50.94	(1)	3 years, 30%-30%-40%
RS	July 15, 2014	1,975	$55.70	(2)	3 years, cliff vesting (4)

(1)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.
(2)	The fair value per share of the restricted stock grant is equal to the performance-based restricted stock award calculation.
(3)	The shares cannot be sold, assigned, pledged, or otherwise transferred, encumbered or disposed of until the recipient is no longer a member of the Board of Directors.
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

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2014, the FAIR Plan purchased $1,180,000 of catastrophe reinsurance for property losses with a retention of $120,000.  At September 30, 2014, we had no material amounts recoverable from any reinsurer, excluding $49,970 recoverable from CAR.

Effects of Inflation

We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Results of Operations

Three and Nine Months Ended September 30, 2014 Months Compared to Three and Nine Months Ended September 30, 2013

The following table shows certain of our selected financial results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Direct written premiums	$197,415	$186,627	$597,326	$571,056
Net written premiums	$188,751	$177,724	$575,176	$546,261
Net earned premiums	$180,277	$172,246	$534,397	$508,235
Net investment income	10,809	10,023	31,291	30,137
Net realized gains on investments	284	657	683	1,199
Finance and other service income	4,749	4,768	13,781	13,920
Total revenue	196,119	187,694	580,152	553,491
Loss and loss adjustment expenses	119,742	109,183	349,180	328,304
Underwriting, operating and related expenses	54,378	52,940	162,203	154,505
Interest expense	22	23	67	66
Total expenses	174,142	162,146	511,450	482,875
Income before income taxes	21,977	25,548	68,702	70,616
Income tax expense	6,541	7,892	19,718	20,917
Net income	$15,436	$17,656	$48,984	$49,699
Earnings per weighted average common share:
Basic	$1.03	$1.15	$3.23	$3.24
Diluted	$1.03	$1.14	$3.21	$3.23
Cash dividends paid per common share	$0.70	$0.60	$1.90	$1.80

Direct Written Premiums.  Direct written premiums for the quarter ended September 30, 2014 increased by $10,788, or 5.8%, to $ 197,415 from $186,627 for the comparable 2013 period.  Direct written premiums for the nine months ended September 30, 2014 increased by $ 26,270, or 4.6%, to $597,326 from $571,056 for the comparable 2013 period.  The 2014 increases occurred primarily in our commercial automobile and homeowners business lines, which experienced increases of 5.4%, and 3.7%, respectively, in average written premium per exposure. Written exposures increased in our commercial automobile line by 5.5% and increased by 7.5% in our homeowners business line.  The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.

Net Written Premiums.  Net written premiums for the quarter ended September 30, 2014 increased by $11,027, or 6.2%, to $188,751 from $177,724 for the comparable 2013 period.  Net written premiums for the nine months ended September 30, 2014 increased by $28,915, or 5.3%, to $575,176 from $546,261 for the comparable 2013 period.  The 2014 increase was primarily due to the factors that increased direct commercial automobile and homeowners written premiums.

Net Earned Premiums.  Net earned premiums for the quarter ended September 30, 2014 increased by $8,031, or 4.7%, to $180,277 from $172,246 for the comparable 2013 period.  Net earned premiums for the nine months ended September 30, 2014 increased by $26,162, or 5.1% to $534,397 from $508,235 for the comparable 2013 period.  The 2014 increase was primarily due to the factors that increased direct commercial automobile and homeowners written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Written Premiums
Direct	$197,415	$186,627	$597,326	$571,056
Assumed	4,861	4,163	19,199	15,426
Ceded	(13,525)	(13,066)	(41,349)	(40,221)
Net written premiums	$188,751	$177,724	$575,176	$546,261

Earned Premiums
Direct	$188,348	$181,188	$557,359	$533,023
Assumed	5,662	4,647	17,845	14,412
Ceded	(13,733)	(13,589)	(40,807)	(39,200)
Net earned premiums	$180,277	$172,246	$534,397	$508,235

Net Investment Income.  Net investment income for the quarter ended September 30, 2014 increased by $786, or 7.8%, to $10,809 from $10,023 for the comparable 2013 period.  Net investment income for the nine months ended September 30, 2014 increased by $1,154, or 3.8%, to $31,291 from $30,137 for the comparable 2013 period.  Net effective annualized yield on the investment portfolio was 3.6% and 3.4%, respectively, for the quarter and nine months ended September 30, 2014.  Net effective annualized yield was 3.4% and 3.5%, respectively, for the quarter and nine months ended September 30, 2013.  Our duration was 3.7 years at September 30, 2014 compared to 4.1 years at December 31, 2013.

Net Realized Gains on Investments.  Net realized gains on investments were $284 for the quarter ended September 30, 2014 compared to net realized gains of $657 for the comparable 2013 period.  Net realized gains on investments were $683 for the nine months ended September 30, 2014 compared to net realized gains of $1,199 for the comparable 2013 period.

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

			As of September 30, 2014
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,508	$—	$(4)	$—	$1,504
Obligations of states and political subdivisions	444,830	21,445	(590)	—	465,685
Residential mortgage-backed securities (1)	199,438	6,891	(2,084)	—	204,245
Commercial mortgage-backed securities	32,970	152	(119)	—	33,003
Other asset-backed securities	14,921	45	(26)	—	14,940
Corporate and other securities	404,585	7,928	(2,030)	—	410,483
Subtotal, fixed maturity securities	1,098,252	36,461	(4,853)	—	1,129,860
Equity securities (2)	96,308	11,453	(1,031)	—	106,730
Other invested assets (5)	8,650	—	—	—	8,650
Totals	$1,203,210	$47,914	$(5,884)	$—	$1,245,240

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities include interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 344 securities in an unrealized loss position at September 30, 2014.
(4)	Amounts in this column represent other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of September 30, 2014
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$206,618	18.3%
Aaa/Aa	471,462	41.7%
A	209,583	18.5%
Baa	99,086	8.8%
Ba	41,768	3.7%
B	65,210	5.8%
Caa	11,213	1.0%
Not rated	24,920	2.2%
Total	$1,129,860	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of September 30, 2014, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2014.

	As of September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$-	$-	$1,504	$4	$1,504	$4
Obligations of states and political subdivisions	42,887	514	3,535	76	46,422	590
Residential mortgage-backed securities	41,853	496	39,982	1,588	81,835	2,084
Commercial mortgage-backed securities	12,994	119	-	-	12,994	119
Other asset-backed securities	6,244	26	-	-	6,244	26
Corporate and other securities	106,854	1,358	36,987	672	143,841	2,030
Subtotal, fixed maturity securities	210,832	2,513	82,008	2,340	292,840	4,853
Equity securities	15,884	964	1,419	67	17,303	1,031
Total temporarily impaired securities	$226,716	$3,477	$83,427	$2,407	$310,143	$5,884

As of September 30, 2014, we held insured investment securities of approximately $102,362, which represented approximately 8.2% of our total investments.  Approximately $66,281 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of September 30, 2014.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of September 30, 2014
			Exposure Net
		Pre-refunded	of Pre-refunded
	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$17,201	$13,528	$3,673
Financial Guaranty Insurance Company	259	259	-
Assured Guaranty Municipal Corporation	40,920	30,371	10,549
National Public Finance Guaranty Corporation	43,982	22,123	21,859
Total	$102,362	$66,281	$36,081

The Moody’s ratings of the Company’s insured investments held at September 30, 2014 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of September 30, 2014 for potential other-than-temporary asset impairments.  We held no debt securities at September 30, 2014 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was performed for securities appearing on our “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The unrealized losses recorded on the investment portfolio at September 30, 2014 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the nine months ended September 30, 2014 and 2013, there was no significant deterioration in the credit quality of any of our holdings and no other-than-temporary impairment (“OTTI”) charges were recorded related to our portfolio of investment securities.

For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income decreased by $19, or 0.4%, to $4,749 for the three months ended September 30, 2014 from $4,768 for the comparable 2013 period.  Finance and other service income decreased by $139, or 1.0%, to $13,781 for the nine months ended September 30, 2014 from $13,920 for the comparable 2013 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended September 30, 2014 increased by $10,559, or 9.7%, to $119,742 from $109,183 for the comparable 2013 period.  Losses and loss adjustment expenses incurred for the nine months ended September 30, 2014 increased by $20,876, or 6.4%, to $349,180 from $328,304 for the comparable 2013 period.  Our GAAP loss ratio for the three months ended September 30, 2014 increased to 66.4% from 63.4% for the comparable 2013 period.  Our GAAP loss ratio for the nine months ended September 30, 2014 increased to 65.3% from 64.6% for the comparable 2013 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended September 30, 2014 increased to 57.5% from 54.1% for the comparable 2013 period.  Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2014 increased to 56.6% from 55.5% for the comparable 2013 period. Total prior year favorable development included in the pre-tax results for the three and nine months ended September 30, 2014 was $9,446 and $29,339, respectively, compared to prior years favorable development of $7,353 and $21,762, respectively, for the comparable 2013 periods.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended September 30, 2014 increased by $1,438, or 2.7%, to $54,378 from $52,940 for the comparable 2013 period.  Underwriting, operating and related expenses for the nine months ended September 30, 2014 increased by $7,698, or 5.0%, to $162,203 from $154,505 for the comparable 2013 period.  The 2014 increase is primarily due to an increase in commissions to agents.  Our GAAP expense ratios for the three months ended September 30, 2014 decreased to 30.2% from 30.7% for the comparable 2013 period. Our GAAP expense ratio for both the nine months ended September 30, 2014 and 2013 was 30.4%.

Interest Expense.  Interest expense was $22 for the three months ended September 30, 2014 and $23 for the comparable 2013 period. Interest expense was $67 for the nine months ended September 30, 2014 and $66 for the comparable 2013 period.  The credit facility commitment fee included in interest expense for both the three and nine months ended September 30, 2014 and 2013 was $19 and $56, respectively.

Income Tax Expense.  Our effective tax rate was 29.8% and 30.9% for the three months ended September 30, 2014 and 2013, respectively.  Our effective tax rate was 28.7% and 29.6% for the nine months ended September 30, 2014 and 2013, respectively.  These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

Net Income.  Net income for the three months ended September 30, 2014 was $15,436 compared to $17,656 for the comparable 2013 period.  Net income for the nine months ended September 30, 2014 was $48,984 compared to $49,699 for the comparable 2013 period.  The decrease in net income for the three and nine months ended September 30,

2014 from the comparable 2013 periods was primarily attributable to the increase in losses and loss adjustment expenses, as discussed above.

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

Net cash provided by operating activities was $65,610 and $65,105 during the nine months ended September 30, 2014 and 2013, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $40,958 during the nine months ended September 30, 2014 and was $32,238 during the nine months ended September 30, 2013, primarily the result of purchases of fixed maturity securities and equity securities exceeding proceeds from sales, paydowns, redemptions, calls and maturities of fixed maturity securities.  Proceeds from sales, paydowns, redemptions, calls and maturities were $152,507 during the nine months ended September 30, 2014 compared to $182,822 for the comparable prior year period.

Net cash used for financing activities was $52,156 and $29,945 during the nine months ended September 30, and 2013, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders and acquisition of treasury shares.  The increase in net cash used for financing activities was primarily attributable to the acquisition of $23,467 of treasury shares during the nine months ended September 30, 2014 compared to the acquisition of $4,799 of treasury shares during the comparable 2013 period.

The Insurance Subsidiaries maintain a high degree of liquidity within their respective investment portfolios in fixed maturity and equity securities.  We do not anticipate the need to sell these securities to meet the Insurance Subsidiaries cash requirements.  We expect the Insurance Subsidiaries to generate sufficient operating cash to meet all short-term and long-term cash requirements.  However, there can be no assurance that unforeseen business needs or other items will not occur causing us to have to sell securities before their values fully recover; thereby causing us to recognize additional impairment charges in that time period.

Credit Facility

For information regarding our Credit Facility, please refer to Item 1- Financial Statements, Note 8, Debt, of this Form 10-Q.

Recent Accounting Pronouncements

For information regarding Recent Accounting Pronouncements, please refer to Item 1- Financial Statements, Note 2, Recent Accounting Pronouncements, of this Form 10-Q.

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2013, the statutory surplus of Safety Insurance was $627,993, and its net income for 2013 was $53,078.  As a result, a maximum of $62,799 is available in 2014 for such dividends without prior approval of the Commissioner.  As result of this Massachusetts statue, the Insurance Subsidiaries had restricted net assets in the amount of $565,194 at December 31, 2013. During the nine months ended September 30, 2014, Safety Insurance paid dividends to Safety of $49,744.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2014 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 14, 2014	March 3, 2014	March 14, 2014	$0.60	$9,240
May 6, 2014	June 2, 2014	June 13, 2014	$0.60	$9,223
August 6, 2014	September 2, 2014	September 15, 2014	$0.70	$10,506

On November 4, 2014, our Board approved and declared a dividend of $0.70 per share which will be paid on December 15, 2014 to shareholders of record on December 1, 2014. We plan to continue to declare and pay quarterly cash dividends in 2014, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30, 2014, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of September 30, 2014 and December 31, 2013, the Company had purchased 2,279,570 and 1,819,547 shares at a cost of $83,835 and $60,368.

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

Critical Accounting Policies and Estimates

Loss and Loss Adjustment Expense Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting to us of that loss and our final payment of that loss.  To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities.  Our reserves represent estimates of amounts needed to pay reported and estimated losses incurred but not yet reported (“IBNR”) and the expenses of investigating and paying those losses, or loss adjustment expenses.  In every quarter, we review our previously established reserves and adjust them, if necessary.

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

In accordance with industry practice, we also maintain reserves for IBNR.  IBNR reserves are determined in accordance with commonly accepted actuarial reserving techniques on the basis of our historical information and experience.  We review and make adjustments to incurred but not yet reported reserves quarterly.  In addition, IBNR reserves can also be expressed as the total loss reserves required less the case reserves on reported claims.

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

In estimating all our loss reserves, we follow the guidance prescribed by Accounting Standards Codification (“ASC”) 944, Financial Services – Insurance.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $372,637 to $422,566 as of September 30, 2014.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $407,894 as of September 30, 2014.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2014.

Line of Business	Low	Recorded	High
Private passenger automobile	$213,427	$222,823	$231,255
Commercial automobile	56,089	61,714	62,136
Homeowners	61,356	68,639	69,078
All other	41,765	54,718	60,097
Total	$372,637	$407,894	$422,566

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of September 30, 2014.

Line of Business	Case	IBNR	Total
Private passenger automobile	$237,057	$(15,101)	$221,956
CAR assumed private passenger auto	268	599	867
Commercial automobile	39,037	8,257	47,294
CAR assumed commercial automobile	6,628	7,792	14,420
Homeowners	43,435	17,563	60,998
FAIR Plan assumed homeowners	3,336	4,305	7,641
All other	26,567	28,151	54,718
Total net reserves for losses and LAE	$356,328	$51,566	$407,894

At September 30, 2014, our total IBNR reserves for our private passenger automobile line of business was comprised of ($35,627) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $20,526 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 54.0% of our total reserves for CAR assumed commercial automobile business as of September 30, 2014 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 56.3% of our total reserves for FAIR Plan assumed homeowners at September 30, 2014 due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of September 30, 2014.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$221,956
CAR assumed private passenger automobile		$867
Net private passenger automobile			$222,823
Commercial automobile	47,294
CAR assumed commercial automobile		14,420
Net commercial automobile			61,714
Homeowners	60,998
FAIR Plan assumed homeowners		7,641
Net homeowners			68,639
All other	54,718	-	54,718
Total net reserves for losses and LAE	$384,966	$22,928	$407,894

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the nine months ended September 30, 2014, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $5,344.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $3,474 effect on net income, or $0.23 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30, 2014.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,439)	$(2,220)	$—
Estimated increase in net income	2,885	1,443	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,220)	—	2,220
Estimated increase (decrease) in net income	1,443	—	(1,443)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,220	4,439
Estimated decrease in net income	—	(1,443)	(2,885)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(946)	(473)	—
Estimated increase in net income	615	307	—
No Change in Severity
Estimated (decrease) increase in reserves	(473)	—	473
Estimated increase (decrease) in net income	307	—	(307)
+1 Percent Change in Severity
Estimated increase in reserves	—	473	946
Estimated decrease in net income	—	(307)	(615)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,220)	(610)	—
Estimated increase in net income	793	396	—
No Change in Severity
Estimated (decrease) increase in reserves	(610)	—	610
Estimated increase (decrease) in net income	396	—	(396)
+1 Percent Change in Severity
Estimated increase in reserves	—	610	1,220
Estimated decrease in net income	—	(396)	(793)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,094)	(547)	—
Estimated increase in net income	711	356	—
No Change in Severity
Estimated (decrease) increase in reserves	(547)	—	547
Estimated increase (decrease) in net income	356	—	(356)
+1 Percent Change in Severity
Estimated increase in reserves	—	547	1,094
Estimated decrease in net income	—	(356)	(711)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2014.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(9)	$9
Estimated increase (decrease) in net income	6	(6)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(144)	144
Estimated increase (decrease) in net income	94	(94)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(76)	76
Estimated increase (decrease) in net income	50	(50)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $29,339, and $21,762 during the nine months ended September 30, 2014 and 2013, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2014 and 2013.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	September 30,
Accident Year	2014	2013
2004 & prior	$(1,673)	$(883)
2005	—	(675)
2006	(1,098)	(1,222)
2007	(1,177)	(2,332)
2008	(2,442)	(3,516)
2009	(3,500)	(3,955)
2010	(4,684)	(3,290)
2011	(6,603)	(3,982)
2012	(6,341)	(1,907)
2013	(1,821)	—
All prior years	$(29,339)	$(21,762)

The decreases in prior years’ reserves during the nine months ended September 30, 2014 and 2013 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2014 decrease is primarily composed of reductions of $15,852 in our retained private passenger automobile reserves, $7,697 in our retained homeowners reserves and $4,119 in our retained other lines reserves.  The 2013 decrease is primarily composed of reductions of $13,925 in our retained private passenger automobile reserves, $2,931 in our retained commercial automobile reserves and $4,140 in our retained homeowners reserves.

The following table presents information by line of business for prior year development of our net reserves for losses September 30, 2014.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2004 & prior	$(1,064)	$(416)	$(166)	$(27)	$(1,673)
2005	(243)	—	—	243	—
2006	(735)	(248)	5	(120)	(1,098)
2007	(903)	(6)	(18)	(250)	(1,177)
2008	(1,665)	(212)	(375)	(190)	(2,442)
2009	(2,039)	7	(572)	(896)	(3,500)
2010	(3,038)	(18)	(709)	(919)	(4,684)
2011	(2,452)	(185)	(2,927)	(1,039)	(6,603)
2012	(2,872)	(34)	(2,706)	(729)	(6,341)
2013	(727)	(354)	(548)	(192)	(1,821)
All prior years	$(15,738)	$(1,466)	$(8,016)	$(4,119)	$(29,339)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the nine months ended September 30, 2014 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2004& prior	$(1,003)	$(401)	$(166)	$(27)	$(1,597)
2005	(243)	—	—	243	—
2006	(735)	(248)	5	(120)	(1,098)
2007	(950)	(6)	(10)	(250)	(1,216)
2008	(1,740)	(211)	(367)	(190)	(2,508)
2009	(2,081)	(24)	(570)	(896)	(3,571)
2010	(3,049)	(48)	(706)	(919)	(4,722)
2011	(2,452)	(157)	(2,832)	(1,039)	(6,480)
2012	(2,872)	(51)	(2,575)	(729)	(6,227)
2013	(727)	(701)	(476)	(192)	(2,096)
All prior years	$(15,852)	$(1,847)	$(7,697)	$(4,119)	$(29,515)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the nine months ended September 30, 2014.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2004 & prior	$(63)	$(13)	$—	$(76)
2005	—	—	—	—
2006	—	—	—	—
2007	47	—	(8)	39
2008	76	(3)	(7)	66
2009	42	31	(2)	71
2010	11	29	(2)	38
2011	—	(27)	(96)	(123)
2012	—	17	(131)	(114)
2013	—	347	(72)	275
All prior years	$113	$381	$(318)	$176

Our private passenger automobile line of business prior year reserves decreased by $15,738 for the nine months ended September 30, 2014.  The decrease was primarily due to improved retained private passenger results of $12,066 for the accident years 2008 through 2013.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our retained homeowners and our retained other lines of business prior year reserves decreased by $7,697 and $4,119, respectively for the nine months ended September 30, 2014 due primarily to fewer IBNR claims than previously estimated.

For further information, see “Results of Operations: Losses and Loss Adjustment Expenses.”

Other-Than-Temporary Impairments.

We use a systematic methodology to evaluate declines in fair values below cost or amortized cost of our investments.  This methodology ensures that we evaluate available evidence concerning any declines in a disciplined manner.

In our determination of whether a decline in fair value below amortized cost is an  OTTI, we consider and evaluate several factors and circumstances including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically nine months or longer) in which the fair value of an issuer’s securities remains below our amortized cost, and any other factors that may raise doubt about the issuer’s ability to continue as a going concern.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of September 30, 2014
Estimated fair value	$1,167,373	$1,129,860	$1,087,440
Estimated increase (decrease) in fair value	$37,513	$—	$(42,420)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At September 30, 2014, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2014, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30, 2014, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

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

November 7, 2014SAFETY INSURANCE GROUP, INC.  (Registrant)

By:/s/ WILLIAM J. BEGLEY, JR.

  William J. Begley, Jr.

  Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Employment Agreement by and between Safety Insurance Group, Inc. and Stephen A. Varga, as of August 6, 2014(3)

11.0	Statement re: Computation of Per Share Earnings(1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(2)

(1)	Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, Earnings per Weighted Average Common Share.
(2)	Included herein.
(3)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2014 filed on August 8, 2014.