Form 10-K
period 2014-12-31
SAFETY INSURANCE GROUP INC
filed 2015-03-02
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000‑50070

SAFETY INSURANCE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13‑4181699 (I.R.S. Employer Identification No.)

20 Custom House Street, Boston, Massachusetts 02110

(Address of principal executive offices including zip code)

(617) 951‑0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 par value per share	NASDAQ Global Select Market

Indicate by check mark whether the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non‑voting common equity (based on the closing sales price on NASDAQ) held by non‑affiliates of the registrant as of June 30, 2014, was approximately $705,465,486.

As of February 19, 2015 there were 15,010,095 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 20, 2015, which Safety Insurance Group, Inc. (the “Company”, “we”, “our”, “us”) intends to file within 120 days after its December 31, 2014 year‑end, are incorporated by reference into Part II and Part III hereof.

SAFETY INSURANCE GROUP, INC.

In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

PART I.

ITEM 1.    BUSINESS

General

We are a leading provider of private passenger automobile insurance in Massachusetts.  In addition to private passenger automobile insurance (which represented 61.7% of our direct written premiums in 2014), we offer a portfolio of property and casualty insurance products, including commercial automobile, homeowners, dwelling fire, umbrella and business owner policies.  Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity") and Safety Property and Casualty Insurance Company ("Safety P&C") (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 930 in 1,076 locations throughout Massachusetts and New Hampshire during 2014.  We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier, capturing an approximate 10.7% share of the Massachusetts private passenger automobile insurance market, and the second largest commercial automobile carrier, with an 13.5% share of the Massachusetts commercial automobile insurance market in 2014 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR").  In addition, we were also ranked the 45th largest automobile writer in the country according to A.M. Best, based on 2013 direct written premiums.  We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

Our Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance during 2009, and commercial automobile insurance during 2011.  During the years ended December 31, 2014, 2013, and 2012, the Company wrote $18,755, $13,773, and $9,057 in direct written premiums, respectively, and approximately 20,626, 15,580, and 11,000 policies, respectively, in New Hampshire.

On February 9, 2015, the Insurance Subsidiaries each received a license to begin writing our property and casualty insurance products in the state of Maine.   We anticipate that we will begin to write new business in Maine later in 2015.

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

Our Competitive Strengths

We Have Strong Relationships with Independent Agents.  In 2013, independent agents accounted for approximately 68.6% of the Massachusetts automobile insurance market measured by direct written premiums as compared to only about 34.6% nationwide, according to A.M. Best.  For that reason, our strategy is centered around, and we sell exclusively through, a network of independent agents, who numbered 930 in 1,076 locations throughout

Massachusetts and New Hampshire during 2014.  In order to support our independent agents and enhance our relationships with them, we:

•	provide our agents with a portfolio of property and casualty insurance products at competitive prices to help our agents address effectively the insurance needs of their clients;
•	provide our agents with a variety of technological resources which enable us to deliver superior service and support to them; and
•	offer our agents competitive commission schedules and profit sharing programs.

Through these measures, we strive to become the preferred provider of the independent agents in our agency network and capture a growing share of the total insurance business written by these agents in Massachusetts and New Hampshire.  We must compete with other insurance carriers for the business of independent agents.

We Have an Uninterrupted Record of Profitable Operations.  In every year since our inception in 1979, we have been profitable.  We have achieved our profitability, among other things, by:

•	maintaining the number of private passenger automobile exposures we underwrite, which totaled 480,157 in 2014 compared to 470,237 in 2010;
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

We Have an Experienced, Committed and Knowledgeable Management Team.  Our senior management team owns approximately 5.2% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis.  Our senior management team, led by our President, Chief Executive Officer and Chairman of the Board, David F. Brussard, has an average of over 31 years of experience with Safety.  The team has demonstrated an ability to operate successfully within the Massachusetts automobile and homeowner insurance markets.

Our Strategy

To achieve our goal of increasing shareholder value, our strategy is to maintain and develop strong independent agent relationships by providing our agents with a full package of insurance products and information technology services.  We believe this strategy will allow us to:

•	further penetrate the Massachusetts and New Hampshire and private passenger, commercial automobile and homeowners insurance markets;

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

Property and Casualty Insurance Market

Introduction.  We are licensed by the Commissioner of Insurance (the "Commissioner") to transact property and casualty insurance in Massachusetts.  All of our Massachusetts business is extensively regulated by the Commissioner.

The Massachusetts Market for Private Passenger Automobile Insurance.  Private passenger automobile insurance has been heavily regulated in Massachusetts.  In many respects, the private passenger automobile insurance market in Massachusetts prior to 2008 was unique, in comparison to other states.  This was due to a number of factors, including unusual regulatory conditions, the market dominance of domestic companies, the relative absence of large national companies, and the heavy reliance on independent insurance agents as the market's principal distribution channel.  Perhaps most significantly, prior to 2008, the Massachusetts Commissioner of Insurance fixed and established the premium rates and the rating plan to be used by all insurance companies doing business in the private passenger automobile insurance market. The Massachusetts private passenger automobile insurance residual market mechanism featured a reinsurance program run by CAR in which companies were assigned Exclusive Representative Producers (“ERPs”).

In 2008, the Commissioner issued a series of decisions to introduce what she termed managed competition (“Managed Competition”) to Massachusetts automobile insurance premium rates and in doing so replaced the fixed and established regime with a prior approval rate review process, governed by regulations that set certain terms and conditions that insurers must comply with in establishing their rates.  The Commissioner also replaced the former reinsurance program with an assigned risk plan.

These decisions removed many of the factors that had historically distinguished the Massachusetts private passenger automobile insurance market from the market in other states.  However, certain of the historically unique factors have not been eliminated, including compulsory insurance, affinity group marketing, and the prominence of independent agents.

Products

Historically, we have focused on underwriting private passenger automobile insurance, which is written through our subsidiary, Safety Insurance.  In 1989, we formed Safety Indemnity to offer commercial automobile insurance at preferred rates.  Since 1997, we have expanded the breadth of our product line in order for agents to address a greater portion of their clients' insurance needs by selling multiple products. Homeowners, business owners’ policies, personal umbrella, dwelling fire and commercial umbrella insurance are written by Safety Insurance at standard rates, and written by Safety Indemnity at preferred rates.  In December 2006, we formed Safety P&C to offer homeowners and commercial automobile insurance at ultra preferred rates.

The table below shows our premiums in each of these product lines for the periods indicated and the portions of our total premiums each product line represented.

	Years Ended December 31,
Direct Written Premiums	2014		2013		2012
Private passenger automobile	$472,553	61.7%	$467,431	63.9%	$459,065	65.9%
Commercial automobile	95,398	12.5	86,003	11.8	76,469	11.0
Homeowners	161,388	21.1	144,925	19.8	131,247	18.9
Business owners	20,751	2.7	19,688	2.7	16,929	2.4
Personal umbrella	6,508	0.8	5,927	0.8	5,397	0.8
Dwelling fire	8,104	1.1	6,811	0.9	6,305	0.9
Commercial umbrella	983	0.1	895	0.1	808	0.1
Total	$765,685	100.0%	$731,680	100.0%	$696,220	100.0%

Our product lines are as follows:

Private Passenger Automobile (61.7% of 2014 direct written premiums).  Private passenger automobile insurance is our primary product, and we support all Massachusetts policy forms and limits of coverage.  Private passenger automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils.  We have priced our private passenger coverage competitively by offering group discounts since 1995 and we currently offer approximately 102 affinity group discount programs ranging from 3.0% to 8.0% discounts.  Under Massachusetts' Managed Competition regulations, we offer various new discounts including a discount of up to 10.0% when a private passenger policy is issued along with an other than private passenger policy with us, a longevity/renewal credit of up to 4.0% for policyholders who maintain continuous coverage with us, and up to a 7.0% e-Customer discount for policyholders who want electronic policy issuance with one combined bill for all of their policies with us.  We filed and were approved for a New Hampshire automobile rate increase of 3.0%, which was effective November 1, 2014.  For Massachusetts automobile rates in 2014, we filed and were approved for various other rate increases and decreases whose total netted out to approximately zero percent.  As of December 1, 2014, we were using 768 rating tiers.

Commercial Automobile (12.5% of 2014 direct written premiums).  Our commercial automobile program supports all Massachusetts policy forms and limits of coverage including endorsements that broaden coverage over and above that offered on the standard Massachusetts policy forms.  Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business.  We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers, and insure individual vehicles as well as commercial fleets.  Commercial automobile policies are written at a standard rate through Safety Insurance.  We filed and were approved for a Massachusetts commercial automobile insurance rate increase of 3.5% effective February 1, 2015.  Qualifying risks eligible for preferred rates are written through Safety Indemnity which offers rates that are 20.0% lower than Safety Insurance.  Qualifying risks eligible for ultra preferred rates are written through Safety P&C which offers rates that are 35.0% lower than Safety Insurance.

Homeowners (21.1% of 2014 direct written premiums).  We offer a broad selection of coverage forms for qualified policyholders.  Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy.  We write policies on homes, condominiums, and apartments.  We offer loss-free credits of up to 16.0% for eight years of loss-free experience, an account credit of up to 20.0% when a home is written together with an automobile, and up to a 5.0% e-Customer discount for policyholders who want electronic policy issuance with one combined bill for all of their policies with us.  We filed and were approved for a Massachusetts rate increase of 2.46% which was effective December 1, 2014. We filed and were approved for a New Hampshire homeowners rate increase of 3.3%, which was effective October 1, 2014. All forms of homeowners coverage are written at a standard rate through Safety Insurance.  Qualifying risks eligible for preferred rates are written through Safety Indemnity which offers rates that are 13.0% lower than Safety Insurance.  Homes with high insured property values are written through Safety P&C.

Business Owners Policies (2.7% of 2014 direct written premiums).  We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses.  Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss.  Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers.  We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

Commercial Package Policies (Included in our Business Owners Policies direct written premiums).  For larger commercial accounts or those clients that require more specialized or tailored coverage’s, we offer a commercial package policy program that covers a more extensive range of business enterprises.  Commercial package policies provide any combination of property, general liability, crime and inland marine insurance.  Property automatically includes equipment breakdown coverage, and a wide range of additional coverage is available to qualified customers.  We write commercial package policies at standard rates with qualifying risks eligible for preferred lower rates.

Personal Umbrella (0.8% of 2014 direct written premiums).  We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients.  We offer an account credit of 10.0% when an umbrella policy is written together with an automobile insurance policy.  We write policies at standard rates with limits of $1,000 to $5,000.

Dwelling Fire (1.1% of 2014 direct written premiums).  We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences.  We offer superior construction and protective device credits, with an account credit of 5.0% when a dwelling fire policy is issued along with an automobile policy.  We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

Commercial Umbrella (0.1% of 2014 direct written premiums).  We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies.  The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks.  We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

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

In the wake of the September 11, 2001 tragedies, the insurance industry is also impacted by terrorism, and we have filed and received approval for a number of terrorism endorsements from the Commissioner, which limit our liability and property exposure according to the Terrorism Risk Insurance Act of 2002, the Terrorism Risk Insurance Extension Act of 2005, the Terrorism Risk Insurance Program Reauthorization Act of 2007 and the Terrorism Risk Insurance Program Reauthorization of 2014.  See "Reinsurance," discussed below.

Distribution

We distribute our products exclusively through independent agents, unlike some of our competitors who use multiple distribution channels.  We believe this gives us a competitive advantage with the agents.  With the exception of personal automobile business assigned to us by the Massachusetts Automobile Insurance Plan (“MAIP”) or written through CAR’s commercial automobile Limited Servicing Carrier program, we do not accept business from insurance brokers.  Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority.  We reserve the ability under Massachusetts law to cancel any coverage, other than private passenger automobile insurance, within the first 30 days after it is bound.  In total, our independent agents numbered 930 and had 1,076 offices (some agencies have more than one office) and approximately 7,960 customer service representatives during 2014.

Voluntary Agents.  In 2014, we obtained approximately 94.1% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents.  As of January 31, 2015, we had agreements with 734 voluntary agents.  Our voluntary agents are located in all regions of Massachusetts and New Hampshire.

We look for agents with profitable portfolios of business.  To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 65.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 300 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the performance of our agents during the prior year.  If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us.  We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards.  Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by premiums.  No individual agency generated more than 4.6% of our direct written premiums in 2014.

Massachusetts law guarantees that CAR provides motor vehicle insurance coverage to all qualified applicants.  Under MAIP, personal automobile policies are assigned to us for three years, unless the policyholder is offered a voluntary policy by another insurer.  All Massachusetts agents are authorized to submit eligible business to the MAIP for random assignment to a servicing carrier such as Safety Insurance.  We are allocated all private passenger residual market business through the MAIP.

CAR runs a reinsurance pool for ceded commercial automobile policies through a Limited Servicing Carrier Program ("LSC"). CAR has approved Safety and three other servicing carriers to process ceded commercial automobile insurance.  Approximately $110,000 of ceded premium is spread equitably among the four servicing carriers.  Subject to the Commissioner's review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level.  This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the "Taxi/Limo Program").  CAR approved Safety as one of the two servicing carriers for this program beginning January 1, 2011 for a five-year term.  Approximately $9,000 of ceded premium was spread equitably between the two servicing carriers.

We are assigned independent agents by CAR who can submit commercial business to us in the LSC and Taxi/Limo Program, and we classify those agents as commercial LSC producers.

The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	Years Ended December 31,
	2014		2013		2012
Line of Business	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile:
Voluntary agents	471,546	1.1%	466,209	0.9%	462,087	4.5%
MAIP	8,611	-10.4	9,615	-36.4	15,114	-19.2
Total private passenger automobile	480,157	0.9	475,824	-0.3	477,201	-
Commercial automobile:
Voluntary agents	58,550	6.6	54,934	11.2	49,423	12.0
LSC Producers	6,299	-1.8	6,411	9.1	5,879	17.2
Total commercial automobile	64,849	5.7	61,345	10.9	55,302	12.5
Other:
Homeowners	158,942	7.5	147,882	5.7	139,969	7.2
Business owners	9,739	3.8	9,384	9.5	8,568	9.6
Personal umbrella	23,483	9.0	21,551	7.9	19,966	7.1
Dwelling fire	7,095	12.6	6,302	6.6	5,914	13.6
Commercial umbrella	670	2.8	652	11.5	585	5.2
Total other	199,929	7.6	185,771	6.2	175,002	7.5
Total	744,935	3.0	722,940	2.2	707,505	2.7
Total voluntary agents	730,025	3.3	706,914	3.0	686,512	5.8

Our total written exposures increased by 3.0% for the year ended December 31, 2014.  The increase was primarily the result of our voluntary agent written exposures increasing by 3.3%.   Our commercial automobile exposures increased by 5.7% in 2014 due to additional exposures from voluntary agents. Our other than auto exposures increased by 7.6% in 2014 primarily as a result of our voluntary agents' efforts to sell multiple products to their clients and our pricing strategy of offering account discounts to policyholders who insure both their home and automobile with us.  In 2014, 55.4% of the private passenger automobile exposures we insure had an other than private passenger policy with us, compared to 52.4% and 49.9% in 2013 and 2012, respectively.  In addition, 83.2% of our homeowners’ policyholders had a matching automobile policy with us in 2014 compared to 83.6% in 2013 and 2012.

Marketing

We view the independent agent as our customer and business partner.  As a result, a component of our marketing efforts focuses on developing interdependent relationships with leading Massachusetts agents that write profitable business and positioning ourselves as the preferred insurance carrier of those agents, thereby receiving a larger portion of each agent's aggregate business.  Our principal marketing strategies to agents are:

•

to offer a range of products, which we believe enables our agents to meet the insurance needs of their clients, and overcomes the agent's resistance to placing their clients' automobile, homeowners and other coverage’s with different insurers;

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

We have a comprehensive branding campaign using a variety of radio, television, internet and print advertisements.

Commission Schedule and Profit Sharing Plan.  We have several programs designed to attract profitable new business from agents by paying them more than the minimum commission the law requires for private passenger auto (which in Massachusetts is 13.0% of premiums for 2014 and 2013.  We recognize our top performing agents by making them members of either our Chairman's Elite, Chairman's, President's, Executive's or Preferred Agent's Club.  In 2014, members of these Clubs received a commission of up to 18.0% of premiums for each new private passenger auto policy and up to 22.0% of premiums for each new homeowner policy.

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

Pricing.  Subject to the Commissioner's review, we set rates for our private passenger business using industry loss cost data, our own loss experience, residual market deficits, catastrophe modeling and prices charged by our competitors in the Massachusetts market.  Additionally subject to the Commissioner's review, CAR sets the premium rates for personal automobile policies assigned to carriers by the MAIP.  However, companies may only charge the insured the lower of the CAR/MAIP rate or the company's competitive voluntary market rate.  Safety Insurance's approved rates consist of 768 tiers effective June 1, 2014.

We offer group discounts to members of 102 affinity groups.  In general, we target affinity groups with a mature and stable membership base along with favorable driving records, offering between a 3.0% and 8.0% discount (with 4.0% being the average discount offered).

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

CAR Reinsurance Pool.  CAR runs a reinsurance pool for commercial automobile policies and we are one of four approved servicing carriers.  CAR also runs a reinsurance pool for taxi/limousine/car service commercial automobile policies and we are one of two servicing carriers that can service these policies for CAR.  All commercial automobile business that is not written in the voluntary market is apportioned to one of the four servicing carriers who handle the business on behalf of CAR or to one of the two servicing carriers who handle the business on behalf of CAR for taxi/limousine/car service business.  Each Massachusetts commercial automobile insurer must bear a portion of the losses of the total commercial reinsurance pool that is serviced by the approved servicing carriers.

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

The RadicalGlass.com application allows our claims department to contain glass costs by increasing the windshield repair to replacement ratio.  For every windshield that is repaired rather than replaced there is an average savings of approximately $310 per windshield claim.

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

Billing.  Proprietary billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders.  We believe the sophistication of our direct bill system helps us to limit our bad debt expense.  Our bad debt expense as a percentage of direct written premiums was 0.1% in both 2014 and 2013.

External Applications

Our Agent Technology offerings are centralized within our agency portal and feature PowerDesk and Safety Express.  PowerDesk is a web based application that allows for billing inquiry, payment notification, policy inquiry and claims inquiry.  Safety Express provides agents with new business and endorsement entry, real time policy issuance for personal lines, immediate printing of declarations pages in agents' offices, policy downloads to most major agency management systems and data imports from Boston Software's WinRater (Massachusetts) and Vertafore's PL Rater (New Hampshire). In addition, Safety provides its agents with commission download for all lines of business, Transformation Station and Transact Now Inquires, e-Claims online claims reporting, e-View daily transaction reports and e-Docs online electronic document file cabinet.  Safety also provides electronic billing (eBill), online bill pay (including credit and debit cards), online declarations pages, billing inquiry, claims inquiry, auto and homeowners claims first notice of loss, online auto insurance cards, and bill pay reminder alerts to our agent's policyholders through www.SafetyInsurance.com.  Safety has also updated its telephone system to provide a voice activated phone directory, automated billing inquiry and payments, and call center screen pop-up technology.  Since 2011, Safety has provided mobile technology through our Safety Mobile App for iPhone and Android devices.  Safety Mobile allows consumers access to their agent information, bill pay capabilities, the ability to report an automobile or homeowners claim and access to their insurance card, among other features.

Claims

Because of the unique differences between the management of casualty claims and property claims, we use separate departments for each of these types of claims.

Casualty Claims

We have adopted stringent claims settlement procedures, which include guidelines that establish settlement ranges for soft tissue injuries, which constituted approximately 70% of our bodily injury claims in 2014.  If we are unable to settle these claims within our pricing guidelines, we explore other cost effective options including alternative disputes resolutions and/or litigation. We believe that these procedures result in providing our adjusting staff with a uniform approach to negotiation.

We believe an important component of handling claims efficiently is prompt investigation and settlement.  We find that faster claims settlements often result in less expensive claims settlements.  Our E-Claim reporting system is an online product that reduces the time it takes for agents to notify our adjusters about claims, thereby enabling us to contact third-party claimants and other witnesses quickly. Our insureds are able to report claims directly by phone, web or mobile application.  In addition, we utilize an after- hours reporting vendor to ensure that new claims can be reported 24 hours per day and 365 days per year.

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

Additionally, we utilize a special unit to investigate fraud in connection with casualty claims.  This special unit has eight dedicated employees including five field investigators.  In cases where adjusters suspect fraud in connection with a claim, we deploy this special unit to conduct investigations.  We deny payment to claimants in cases in which we have succeeded in accumulating sufficient evidence of fraud.

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

When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation.  There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors.  After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2014 is adequate to cover the ultimate net cost of losses and claims incurred as of that date.

Management determines its loss and loss adjustment expense ("LAE") reserves estimates based upon the analysis of the Company's actuaries.  Management has established a process for the Company's actuaries to follow in establishing reasonable reserves.  The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management.  The Company's estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $380,067 to a high of $434,553 as of December 31, 2014.  The Company's net loss and LAE reserves, based on our actuaries' best estimate, were set at $420,767 as of December 31, 2014.  The ultimate liability may be greater or less than reserves carried at the balance sheet date.  Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized.  To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  We do not discount any of our reserves.

The following table presents development information on changes in the reserves for losses and LAE of our Insurance Subsidiaries for each year in the three year period ended December 31, 2014.

	Year Ended December 31,
	2014	2013	2012
Reserves for losses and LAE at beginning of year	$455,014	$423,842	$403,872
Less receivable from reinsurers related to unpaid losses and LAE	(60,346)	(52,185)	(51,774)
Net reserves for losses and LAE at beginning of year	394,668	371,657	352,098
Incurred losses and LAE, related to:
Current year	513,734	476,638	439,527
Prior years	(37,368)	(28,889)	(17,310)
Total incurred losses and LAE	476,366	447,749	422,217
Paid losses and LAE related to:
Current year	316,979	299,882	272,454
Prior years	133,288	124,856	130,204
Total paid losses and LAE	450,267	424,738	402,658
Net reserves for losses and LAE at end of period	420,767	394,668	371,657
Plus receivable from reinsurers related to unpaid losses and LAE	61,245	60,346	52,185
Reserves for losses and LAE at end of period	$482,012	$455,014	$423,842

At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $37,368, $28,889, and $17,310 for the years ended 2014, 2013, and 2012, respectively. The decreases in prior year reserves in 2014 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $23,272 in our retained automobile reserves and $8,804 in our retained homeowner’s reserves.  The decreases in prior year reserves in 2013 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and is primarily composed of reductions of $23,938 in our retained automobile reserves. The decrease in prior year reserves during 2012 is primarily composed of reductions of $17,879 in our retained automobile reserves and $4,740 in our retained homeowner reserves.  It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

Our private passenger automobile line of business prior year reserves decreased by $20,815 for the year ended December 31, 2014, primarily due to improved retained private passenger results of $17,789 for  the accident years 2007 through 2012. Our private passenger automobile line of business prior year reserves decreased by $21,090 for the year ended December 31, 2013, primarily due to improved retained private passenger results of $18,116 for accident years 2007 through 2012. Our private passenger automobile line of business reserves decreased by $16,475 for the year ended December 31, 2012, primarily due to improved retained private passenger results of $24,133 for accident years 2005 through 2011.  The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Our homeowners line of business prior year reserves decreased by $9,165 for the year ended December 31, 2014, primarily due to improved retained homeowner results of $7,071 for the years 2010 through 2012.

The following table represents the development of reserves, net of reinsurance, for calendar years 2004 through 2014.  The top line of the table shows the reserves at the balance sheet date for each of the indicated years.  This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us.  The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims.  The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years.

Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2014.

Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods.  Thus, if the 2011 estimate for a previously incurred loss was $150 and the loss was reserved at $100 in 2007, the $50 deficiency (later estimate minus original estimate) would be included in the cumulative (redundancy) deficiency in each of the years 2007-2011 shown in the table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies from the table.

	As of and for the Year Ended December 31,
	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
Reserves for losses and
LAE originally estimated:	$ 420,767	$ 394,668	$ 371,657	$ 352,098	$ 351,244	$ 374,832	$ 391,070	$ 393,430	$ 370,980	$ 370,166	$ 366,730
Cumulative amounts paid as of:
One year later		133,288	124,855	130,204	128,854	130,960	126,858	142,259	122,806	133,213	144,600
Two years later			175,822	181,739	176,774	183,061	189,897	195,798	183,457	187,231	202,435
Three years later				211,578	205,171	211,182	217,695	234,359	212,331	221,390	233,513
Four years later					219,310	224,831	233,160	248,560	233,438	234,705	251,303
Five years later						232,177	239,553	254,915	240,275	244,454	257,061
Six years later							241,587	257,362	242,298	247,299	260,628
Seven years later								257,889	243,120	247,983	261,802
Eight years later									248,206	261,988	261,988
Nine years later										248,272	262,094
Ten years later											262,125

	As of and for the Year Ended December 31,
	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
Reserves re-estimated as of:
One year later		$ 357,300	$ 342,767	$ 334,788	$ 314,561	$ 326,676	$ 347,004	$ 357,492	$ 340,189	$ 327,419	$ 327,110
Two years later			308,028	309,096	293,480	294,696	307,918	325,317	311,972	310,614	304,891
Three years later				282,441	273,332	279,542	282,565	297,224	287,875	289,109	297,790
Four years later					254,652	264,697	271,693	281,068	269,446	274,840	284,542
Five years later						252,249	261,845	274,179	258,506	264,408	276,272
Six years later							254,308	268,596	253,919	258,055	270,441
Seven years later								263,797	251,304	254,812	267,671
Eight years later									248,031	252,818	266,338
Nine years later										250,876	265,071
Ten years later											263,237

Cumulative
(redundancy) deficiency 2014		$ (37,368)	$ (63,629)	$ (69,657)	$ (96,592)	$ (122,583)	$ (136,762)	$ (129,633)	$ (122,949)	$ (119,290)	$ (103,493)

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
Gross liability-end of year	$ 482,012	$ 455,014	$ 423,842	$ 403,872	$ 404,391	$ 439,706	$ 467,559	$ 477,720	$ 449,444	$ 450,716	$ 450,897
Reinsurance recoverables	61,245	60,346	52,185	51,774	53,147	64,874	76,489	84,290	78,464	80,550	84,167
Net liability-end of year	420,767	394,668	371,657	352,098	351,244	374,832	391,070	393,430	370,980	370,166	366,730
Gross estimated liability-latest		413,074	355,598	325,961	296,310	298,697	304,188	317,503	298,669	302,253	319,322
Reinsurance recoverables-latest		55,774	47,570	43,520	41,658	46,448	49,880	53,706	50,638	51,377	56,085
Net estimated liability-latest		$ 357,300	$ 308,028	$ 282,441	$ 254,652	$ 252,249	$ 254,308	$ 263,797	$ 248,031	$ 250,876	$ 263,237

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

The table also shows that we have substantially benefited in the current and prior years from releasing redundant reserves.  In the years ended December 31, 2014, 2013, and 2012 we decreased loss reserves related to prior years by $37,368, $28,889 and $17,310, respectively.  Reserves and development are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2014 protected us in the event of a "115-year storm" (that is, a storm of a severity expected to occur once in a 115-year period).  We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan").  In 2014, we purchased three layers of excess catastrophe reinsurance providing $515,000 of coverage for property losses in excess of $50,000 up to a maximum of $565,000.  Our reinsurers’ co-participation is 65.0% of $100,000 for the 1st layer, 80.0% of $280,000 for the 2nd layer, and 80.0% of $135,000 for the 3rd layer.

The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in cost of repairs due to increased estimates in the amount of "demand surge" in the periods following a significant event.  We continue to manage our exposure to catastrophes such as hurricanes, and to the changes to the various software models that we use to model our exposure, and continually adjust our reinsurance programs.  For 2015, our program has stayed consistent with the prior year as we have purchased three layers of excess catastrophe reinsurance providing $515,000 of coverage for property losses in excess of $50,000 up to a maximum of $565,000.  Our reinsurers’ co-participation is 65.0% of $100,000 for the 1st layer, 80.0% of $280,000 for the 2nd layer, and 80.0% of $135,000 for the 3rd layer.    As a result of these changes to the models, and our revised reinsurance program, we maintain coverage that protects us in the event of a "111-year storm".

We also have casualty excess of loss reinsurance for large casualty losses occurring in our automobile, homeowners, dwelling fire, business owners, and commercial package lines of business in excess of $2,000 up to a maximum of $10,000.  We have property excess of loss reinsurance coverage for large property losses, with coverage in excess of $2,000 up to a maximum of $20,000, for our homeowners, business owners, and commercial package policies.  In addition, we have liability excess of loss reinsurance for umbrella large losses in excess of $1,000 up to a maximum of $10,000.  We also have various reinsurance agreements with Hartford Steam Boiler Inspection and Insurance Company, of which the primary contract is a quota share agreement under which we cede 100% of the premiums and losses for the equipment breakdown coverage under our business owner policies and commercial package policies.

In the wake of the September 11, 2001 tragedies, reinsurers began to exclude coverage for claims in connection with any act of terrorism.  Our reinsurance program excludes coverage for acts of terrorism, except for fire or collapse losses as a result of terrorism, under homeowners, dwelling fire, private passenger automobile and commercial automobile policies.

The Terrorism Risk Insurance Act of 2002 ("TRIA") was signed into law on November 26, 2002, and expired December 31, 2005.  The Terrorism Risk Insurance Extension Act of 2005 was signed into law on December 22, 2005, and expired December 31, 2007.  The Terrorism Risk Insurance Extension Act of 2007 ("TRIEA") was signed into law on December 26, 2007 which reauthorized TRIA for seven years, expanded the definition of an "Act of Terrorism" while expanding the private sector role and reducing the federal share of compensation for insured losses under the program.  TRIA expired on December 31, 2014, but on January 12, 2015 Congress reauthorized TRIA retroactive to January 1, 2015 with the program now lasting through 2020.  The intent of this legislation is to provide federal assistance to the insurance industry for the needs of commercial insurance policyholders with the potential exposure for losses due to acts of terrorism.  The TRIEA provides reinsurance for certified acts of terrorism.

In addition to the above mentioned reinsurance programs and as described in more detail above under The Massachusetts Property and Casualty Insurance Market, we are a participant in CAR, the Massachusetts mandated residual market under which premiums, expenses, losses and loss adjustment expenses on commercial automobile ceded business are shared by all insurers writing commercial automobile insurance in Massachusetts.   We also participate in the Massachusetts Property Insurance Underwriting Association in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by insurers writing homeowners insurance in Massachusetts. As insurance carriers have reduced their exposure to coastal property, the FAIR Plan's exposures to catastrophe losses have increased and as a result, the FAIR Plan buys reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2014, the FAIR Plan purchased $1,180,000 of catastrophe reinsurance for property losses in excess of $120,000.  As of December 31, 2014, we had no material amounts recoverable from any reinsurer, excluding $63,681 recoverable from CAR.

On March 10, 2005, our Board of Directors (the “Board”) adopted a resolution that prohibits Safety from purchasing finite reinsurance (reinsurance that transfers only a relatively finite or limited amount of risk to the reinsurer) without approval by the Board.  To date, the Company has never purchased a finite reinsurance contract.

Competition

The property and casualty insurance business is highly competitive and many of our competitors have substantially greater financial and other resources than we do.  We compete with both large national writers and smaller regional companies.  Our competitors include companies which, like us, serve the independent agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer rather than to an independent agency and potentially, lower cost structures.  A material reduction in the amount of business independent agents sell would adversely affect us.  Further, we and others compete on the basis of the commissions and other cash and non-cash incentives provided to agents.  Although historically, a number of national insurers that are much larger than we are have chosen not to compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us.  The Commissioner announced that Managed Competition reforms were, in part, designed to make Massachusetts more appealing to these companies.  Since then, new companies have entered the market including Progressive Insurance Company, Peerless  and Safeco (subsidiaries of Liberty Mutual), AIG, Vermont Mutual, Preferred Mutual, IDS, Occidental, GEICO, Harleysville, Foremost and Allstate (including their subsidiary Esurance).  These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel.  There can be no assurance that we will be able to compete effectively against these companies in the future.

Our principal competitors within the Massachusetts private passenger automobile insurance market are  Commerce Group, Inc., Liberty Mutual (including Peerless) and Arbella Insurance Group, which held 26.3%, 11.9% and 9.2% market shares based on automobile exposures, respectively, in 2014 according to CAR.

Employees

At December 31, 2014, we employed 610 employees.  Our employees are not covered by any collective bargaining agreement.  Management considers our relationship with our employees to be good.

Investments

Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings.  Our investment objective is to focus on maximizing total returns while investing conservatively.  We maintain a high-quality investment portfolio consistent with our established investment policy.  As of December 31, 2014, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds. We have no exposure to European sovereign debt.

According to our investment guidelines, no more than 2.0% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities).  This one issuer must be rated "A" or above by Moody's.  In addition, no more than 0.5% of our portfolio may be invested in securities of any one issuer rated "Baa," or the lowest investment grade assigned by Moody's.  Of the less than 10.0% of our portfolio invested in senior bank loans and high yield bonds at December 31, 2014, no more than 5.0% may be invested in the securities of any one issuer, no more than 10.0% may be invested in any issuers total outstanding debt issue, and a maximum of 10.0% may be invested in securities unrated or rated "B-" or below by Moody's.  We continually monitor the mix of taxable and tax-exempt securities in an attempt to maximize our total after-tax return.  Since 1986, we have utilized the services of a third-party investment manager.

The following table reflects the composition of our investment portfolio as of December 31, 2014 and 2013.

	As of December 31,
	2014		2013
	Estimated	% of	Estimated	% of
	Fair Value	Portfolio	Fair Value	Portfolio
U.S. Treasury Securities	$1,506	0.1%	$1,503	0.1%
Obligations of states and political subdivisions	460,325	36.6	467,325	38.9
Residential mortgage-backed securities (1)	207,683	16.5	208,702	17.4
Commercial mortgage-backed securities	34,438	2.7	32,219	2.7
Other asset-backed securities	10,250	0.8	13,445	1.1
Corporate and other securities	421,249	33.7	381,763	31.7
Subtotal, fixed maturity securities	1,135,451	90.4	1,104,957	91.9
Equity securities (2)	109,153	8.7	91,871	7.6
Other invested assets	11,657	0.9	5,748	0.5
	$1,256,261	100.0%	$1,202,576	100.0%

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

The Company invests in bank loans which are primarily investments in senior secured floating rate loans that banks have made to corporations.  The loans are generally priced at an interest rate spread over the floating rate feature; this asset class provides protection against rising interest rates.  However, this asset class is subject to default risk since these investments are typically below investment grade.

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

The following table reflects our investment results for each year in the three-year period ended December 31, 2014.

	Years Ended December 31,
	2014	2013	2012
Average cash and invested securities (at cost)	$1,220,033	$1,175,414	$1,118,266
Net investment income (1)	$42,303	$43,054	$40,870
Net effective yield (2)	3.5%	3.7%	3.7%

(1) After investment expenses, excluding realized investment gains or losses.

(2) Net investment income for the period divided by average invested securities and cash for the same period.

As of December 31, 2014, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured, senior bank loans and high yield bonds. We have no exposure to European sovereign debt.

The composition of our fixed income security portfolio by Moody's rating is presented in the following table.

	As of December 31,
	2014		2013
	Estimated		Estimated
	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$210,020	18.5%	$212,413	19.2%
Aaa/Aa	463,871	40.9%	468,309	42.4%
A	219,319	19.3%	190,326	17.2%
Baa	108,149	9.5%	92,752	8.4%
Ba	42,784	3.8%	41,718	3.8%
B	64,773	5.7%	65,214	5.9%
Caa	8,121	0.7%	7,005	0.6%
Not rated	18,414	1.6%	27,220	2.5%
Total	$1,135,451	100.0%	$1,104,957	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

Moody's rating system utilizes nine symbols to indicate the relative investment quality of a rated bond. “Aaa” rated bonds are judged to be of the best quality and are considered to carry the smallest degree of investment risk. “Aa” rated bonds are also judged to be of high quality by all standards. Together with “Aaa” bonds, these bonds comprise what are generally known as high grade bonds. Bonds rated “A” possess many favorable investment attributes and are considered to be upper medium grade obligations. “Baa” rated bonds are considered as medium grade obligations; they are neither highly protected nor poorly secured. Bonds rated “Ba” or lower (those rated “B”, “Caa”, “Ca” and “C”) are considered to be too speculative to be of investment quality.

The Securities Valuation Office of the National Association of Insurance Commissioners (the "SVO") evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. SVO ratings are reviewed at least annually. At December 31, 2014, 81.2% of our available for sale fixed maturity investments were rated Category 1 and 8.4% were rated Category 2, the two highest ratings assigned by the SVO.

The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2014.

	As of December 31, 2014
	Estimated
	Fair Value	Percent
Due in one year or less	$57,740	5.1%
Due after one year through five years	301,918	26.6
Due after five years through ten years	217,540	19.2
Due after ten years	305,882	26.9
Asset-backed securities (1)	252,371	22.2
Totals	$1,135,451	100.0	~~%~~

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

Ratings

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating.  Our "A" rating was reaffirmed by A.M. Best on March 26, 2014.  Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Very Vulnerable)."  Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the Company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence.  A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

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

In addition, the Commissioner periodically conducts a financial examination of all licensees domiciled in Massachusetts.  We were most recently examined for the five-year period ending December 31, 2013.  The Division had no material findings as a result of this examination.

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

Insurance Regulation Concerning Dividends.  We rely on dividends from the Insurance Subsidiaries for our cash requirements.  The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the shareholders of an insurance company.  The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time.  As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend.  An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10.0% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end 2014, the statutory surplus of Safety Insurance was $630,041 and its net income for 2014 was $51,211.  A maximum of $63,004 will be available during 20145 for such dividends without prior approval of the Commissioner.

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

Protection Against Insurer Insolvency.  Massachusetts law requires that insurers licensed to do business in Massachusetts participate in the Massachusetts Insurers Insolvency Fund ("Insolvency Fund").  The Insolvency Fund must pay any claim up to $300 of a policyholder of an insolvent insurer if the claim existed prior to the declaration of insolvency or arose within sixty days after the declaration of insolvency.  Members of the Insolvency Fund are assessed the amount the Insolvency Fund deems necessary to pay its obligations and expenses in connection with handling covered claims.  Subject to certain exceptions, assessments are made in the proportion that each member's net written premiums for the prior calendar year for all property and casualty lines bore to the corresponding net written premiums for Insolvency Fund members for the same period.  As a matter of Massachusetts law, insurance rates and premiums include amounts to recoup any amounts paid by insurers for the costs of the Insolvency Fund.  By statute, no insurer in Massachusetts may be assessed in any year an amount greater than two percent of that insurer's direct written premium for the calendar year prior to the assessment.  We account for allocations from the Insolvency Fund as underwriting expenses.  CAR also assesses its members as a result of insurer insolvencies.  Because CAR is not able to recover an insolvent company's share of the net CAR losses from the Insolvency Fund, CAR must increase each of its member's shares of the deficit in order to compensate for the insolvent carrier's inability to pay its deficit assessment.  It is anticipated that there will be future assessments from time to time relating to various insolvencies.

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

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges.  Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios.  In 2014, 2013, and 2012 all our ratios for all our Insurance Subsidiaries were within the normal range.

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

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital.  Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies.  At December 31, 2014, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.

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

Executive Officers and Directors

The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

			Years
			Employed
Name	Age (1)	Position	by Safety
David F. Brussard	63	President, Chief Executive Officer and Chairman of the Board	39
William J. Begley, Jr.	60	Vice President, Chief Financial Officer and Secretary	29
James D. Berry	55	Vice President - Insurance Operations	32
George M. Murphy	48	Vice President - Marketing	26
Paul J. Narciso	51	Vice President - Claims	24
David E. Krupa	54	Vice President - Claims Operations	32
Stephen A. Varga	47	Vice President - Management Information Systems	22
Edward N. Patrick, Jr.	66	Vice President - Underwriting	41
A. Richard Caputo, Jr.	49	Director	-
Frederic H. Lindeberg	74	Director	-
Peter J. Manning	76	Director	-
David K. McKown	77	Director	-

(1)  As of March 2, 2015.

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

William J. Begley, Jr. was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 4, 2002.  Since January 1999, Mr. Begley has been the Chief Financial Officer and Treasurer of the Insurance Subsidiaries.  Previously, Mr. Begley served as Assistant Controller of the Insurance Subsidiaries from 1985 to 1987, as Controller from 1987 to 1990 and as Assistant Vice President/Controller from 1990 to 1999.  Mr. Begley has been employed by the Insurance Subsidiaries for over 29 years.  Mr. Begley also serves on the Audit Committee and Investment Committee of Guaranty Fund Management Services, and is a member of the Board of Directors of the Massachusetts Insurers Insolvency Fund.

James D. Berry, CPCU, was appointed Vice President of Insurance Operations of the Company on October 1, 2005.  Mr. Berry has been employed by the Insurance Subsidiaries for over 32 years and has directed the Company's Massachusetts Private Passenger line of business since 2001.  He has served on several committees of Commonwealth Auto Reinsurers (“CAR”) including Market Review and Defaulted Brokers, Mr. Berry represents Safety on the Computer Sciences Corporation Exceed advisory council. He also is a member of the Lexis-Nexis Telematics Leadership Panel.

George M. Murphy, CPCU, was appointed Vice President of Marketing on October 1, 2005. Mr. Murphy has been employed by the Insurance Subsidiaries for over 26 years and most recently served as Director of Marketing.

Paul J. Narciso was appointed Vice President of Casualty Claims of the Company on August 5, 2013.  Mr. Narciso has held various adjusting and claims management positions with the Company since 1990.  Mr. Narciso has 27 years of claim experience having worked at two national carriers prior to joining Safety.  He currently serves on the Governing Board of the Massachusetts Insurance Fraud Bureau.

David E. Krupa, CPCU, was appointed Vice President of Property Claims of the Company on March 4, 2002.  Mr. Krupa has served as Vice President of Claims of the Insurance Subsidiaries since July 1990 and has been employed by the Insurance Subsidiaries for over 32 years.  Mr. Krupa was first employed by the Company in 1982 and held a series of management positions in the Claims Department before being appointed Vice President in 1990.  Mr. Krupa is a member of the Auto Damage Appraisers Licensing Board of Massachusetts.  In addition, Mr. Krupa has been a member of several claims committees both at the Automobile Insurers Bureau of Massachusetts and CAR.

Stephen A. Varga, was appointed Vice President of Management Information Systems of the Company on August 6, 2014. Mr. Varga has held various information technology positions with the Company since 1992 and most recently served as Senior Director of MIS since 2004.

Edward N. Patrick, Jr. was appointed Vice President of Underwriting of the Company on March 4, 2002.  Mr. Patrick has served as Vice President of Underwriting of the Insurance Subsidiaries since 1979 and as Secretary since 1999.  He has been employed by one or more of our subsidiaries for over 41 years.  Mr. Patrick has served on several committees of CAR, including the MAIP Steering, Actuarial, Market Review, Servicing Carrier, Statistical, Automation, Reinsurance and Operations Committee.  Mr. Patrick is also on the Board of Directors of the Massachusetts Property Insurance Underwriting Association (FAIR Plan).

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

Peter J. Manning has served as a director of the Company since September 2003.  Mr. Manning retired in 2003, as Vice Chairman Strategic Business Development of FleetBoston Financial, after 32 years with FleetBoston Financial Corporation (formerly BankBoston) where he also held the positions of Comptroller and Executive Vice President and Chief Financial Officer.  Mr. Manning started his career with Coopers & Lybrand in 1962 prior to his 1972 employment with BankBoston.  He currently is a director of the Blue Hills Bank and the non-profit Campaign for Catholic Schools.

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

Approximately 61.7% of our direct written premiums for the year ended December 31, 2014, were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

Because we write insurance principally in Massachusetts, our business may be adversely affected by conditions in Massachusetts, including the impact of additional competitors.

Almost all of our direct written premiums are currently generated in Massachusetts. Our revenues and profitability are therefore subject to prevailing regulatory, economic, demographic, competitive and other conditions in Massachusetts. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. The Massachusetts market has seen an increased level of competition due to prior changes in regulatory conditions.  To date, we have not had a significant decrease in our private passenger automobile insurance business. However, further competition and adverse results could include loss of market share, decreased revenue, and/or increased costs.

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

Massachusetts requires that all licensed property and casualty insurers bear a portion of the losses suffered by some insured’s as a result of impaired or insolvent insurance companies by participating in the Massachusetts Insurers Insolvency Fund ("Insolvency Fund").  Members of the Insolvency Fund are assessed a proportionate share of the obligations and expenses of the Insolvency Fund in connection with an insolvent insurer. These assessments are made by the Insolvency Fund to cover the cost of paying eligible claims of policyholders of these insolvent insurers, and by CAR, to recover the shares of net CAR losses that would have been assessed to the insolvent companies but for their insolvencies. In addition, Massachusetts has established an underwriting association in order to ensure that property insurance is available for owners of high risk property who are not able to obtain insurance from private insurers. The losses of this underwriting association are shared by all insurers that write property and casualty insurance in Massachusetts. We are assessed from time to time to pay these losses. The effect of these assessments could reduce our profitability in any given period and limit our ability to grow our business.

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

Although we intend to concentrate on our core businesses in Massachusetts, New Hampshire, and, beginning in 2015, Maine, we also may seek to take advantage of prudent opportunities to expand our core businesses into other states where we believe the independent agent distribution channel is strong. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in an unfamiliar market, we may not be successful in this diversification. Additionally, in order to carry out any such strategy we would need to obtain the appropriate licenses from the insurance regulatory authority of any such state.

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

Our future success depends significantly upon the efforts of certain key management personnel, including David F. Brussard, our Chief Executive Officer and President.  We have entered into employment agreements with Messrs. Brussard, Begley, Narciso, Krupa, Varga, Patrick, Murphy, and Berry, the eight members of our Management Team. The loss of key personnel could prevent us from fully implementing our business strategy and could significantly and negatively affect our financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, and our ability to do so will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel.

Market fluctuations and changes in interest rates can have significant and negative effects on our investment portfolio.

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2014, based upon fair value measurement, 90.4% of our investment portfolio was invested in fixed maturity securities, 8.7% in common equity securities and 0.9% in other invested assets. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors.

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

The Massachusetts insurance law prohibits any person from acquiring control of us, and thus indirect control of the Insurance Subsidiaries., without the prior approval of the Commissioner. That law presumes that control exists where any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10.0% or more of our outstanding voting stock. Even persons who do not acquire beneficial ownership of more than 10.0% of the outstanding shares of our common stock may be deemed to have acquired such control if the Commissioner determines that such control exists in fact. Therefore, any person seeking to acquire a controlling interest in us would face regulatory obstacles which could delay, deter or prevent an acquisition that shareholders might consider in their best interests.

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

Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock hold approximately 40.6% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis.  No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time.  Sales of substantial amounts of our common stock in the public market by our existing shareholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

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

Our business could be materially and adversely affected by a security breach or other attack involving our computer systems or the systems of one or more of our agents [and vendors].

Our highly automated and networked organization is subject to cyber-terrorism and a variety of other cyber-security threats. These threats come in a variety of forms, such as viruses and malicious software. Such threats can be difficult to prevent or detect, and if experienced, could interrupt or damage our operations, harm our reputation or have a material effect on our operations. Our technology and telecommunications systems are highly integrated and connected with other networks. Cyber-attacks involving these systems could be carried out remotely and from multiple sources and could interrupt, damage or otherwise adversely affect the operations of these critical systems. Cyber-attacks could result in the modification or theft of data, the distribution of false information or the denial of service to users. We obtain, utilize and maintain data concerning individuals and organizations with which we have a business relationship. Threats to data security can emerge from a variety of sources and change in rapid fashion, resulting in the ongoing need to expend resources to secure our data in accordance with customer expectations and statutory and regulatory requirements. We could be subject to liability if confidential customer information is misappropriated from our technology systems. Despite the implementation of security measures, these systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information to our systems, which could have a material adverse effect on our business and reputation. We rely on services and products provided by many vendors. In the event that one or more of our vendors fails to protect personal information of our customers, claimants or employees, we may incur operational impairments, or could be exposed to litigation, compliance costs or reputational damage. While we have not experienced material cyber-incidents to date, the occurrence and effects of cyber-incidents may remain undetected for an extended period. We maintain cyber-liability insurance coverage to offset certain potential losses, subject to policy limits, such as liability to others, costs of related crisis management, data extortion, applicable forensics and certain regulatory defense costs, fines and penalties.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 17, 2015, there were 26 holders of record of the Company's common stock, par value $0.01 per share, and we estimate another 10,000 held in "Street Name."

The Company's common stock (symbol: SAFT) is listed on the NASDAQ Global Select Market. The following table sets forth the high and low close prices per share for each full quarterly period within the Company's two most recent fiscal years.

2014	High	Low
First quarter	$56.98	$53.40
Second quarter	$55.68	$50.25
Third quarter	$55.87	$49.88
Fourth quarter	$65.25	$53.97

2013	High	Low
First quarter	$49.16	$46.07
Second quarter	$53.68	$47.34
Third quarter	$55.03	$49.13
Fourth quarter	$56.94	$51.53

The closing price of the Company's common stock on February 17, 2015 was $62.83 per share.

During 2014 and 2013, the Company’s Board of Directors declared four quarterly cash dividends to shareholders, which were paid and accrued in the amounts of $39,499 and $36,920, respectively.  On February 17, 2014, the Company's Board of Directors declared a quarterly cash dividend of $.70 per share to shareholders of record on March 2, 2014 payable on March 13, 2014  The Company plans to continue to declare and pay quarterly cash dividends in 2014, depending on the Company's financial position and the regularity of its cash flows.

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

The information called for by Item 201 (d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 20, 2015 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2014 (the Company's fiscal year end), and such information is incorporated herein by reference.

For information regarding our share repurchase program, refer to Item 8—Financial Statements and Supplementary Data, Note 12, Share Repurchase Program, of this Form 10-K.

COMMON STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Stock, for the period beginning on December 31, 2009 and ending on December 31, 2014 with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of six selected property & casualty insurance companies over the same period. The peer group consists of Baldwin & Lyons, Inc., Infinity Property & Casualty Corp., Mercury General Corp., State Auto Financial Corp., Selective Insurance Group, Inc., and Donegal Group, Inc. The graph shows the change in value of an initial one hundred dollar investment over the period indicated, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since December 31, 2009 Among
Safety Insurance Group, Inc.,
Property & Casualty Insurance Peer Group and the NASDAQ Stock Market Index

$245
$225
$205
$185
$165
$145
$125
$105
$85
$223
$210
$187
$185
$162
$152
$147
$131
$116
$138
$122
$121
$113
$110
$100

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Safety Insurance Group, Inc.	$100	$138	$122	$147	$187	$223
Property & Casualty Insurance Peer Group	$100	$113	$110	$116	$152	$162
NASDAQ Stock Market Index	$100	$121	$110	$131	$185	$210

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2014, 2013, 2012, 2011 and 2010.

The selected historical consolidated financial data for the years ended December 31, 2014, 2013, 2012, and 2011, and as of December 31, 2014, 2013, and 2012 have been derived from the financial statements of Safety Insurance Group, Inc. included in this annual report which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data for the year ended December 31, 2010 and as of December 31, 2011 and 2010 have been derived from Safety Insurance Group, Inc.'s consolidated financial statements not included in this annual report, which have been audited by PricewaterhouseCoopers LLP.

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
Direct written premiums	$765,685	$731,680	$696,220	$649,262	$604,957
Net written premiums	$734,914	$697,540	$663,942	$620,316	$576,807
Net earned premiums	$716,875	$681,870	$642,469	$598,368	$551,950
Net investment income	42,303	43,054	40,870	39,060	41,395
Earnings from partnership investments	878	-	-	-	-
Net realized gains on investments	197	1,677	1,975	4,360	863
Finance and other service income	18,544	18,683	18,553	18,370	18,511
Total revenue	778,797	745,284	703,867	660,158	612,719
Loss and loss adjustment expenses	476,366	447,749	422,217	466,640	360,848
Underwriting, operating and related expenses	219,023	209,758	200,138	179,157	172,823
Interest expense	90	89	88	88	88
Total expenses	695,479	657,596	622,443	645,885	533,759
Income before income taxes	83,318	87,688	81,424	14,273	78,960
Income tax expense	23,964	26,337	23,354	571	22,618
Net income	$59,354	$61,351	58,070	13,702	56,342
Earnings per weighted average common share:
Basic	$3.93	$4.00	$3.80	$0.90	$3.74
Diluted	$3.91	$3.98	$3.80	$0.90	$3.74
Cash dividends paid per common share	$2.60	$2.40	$2.20	$2.00	$1.80

Number of shares used in computing earnings per share:
Basic	15,107,339	15,354,468	15,288,346	15,165,065	15,065,696
Diluted	15,197,036	15,399,801	15,295,452	15,176,006	15,084,295

	Years Ended December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total cash and investment securities	$1,298,716	$1,258,453	$1,223,736	$1,145,783	$1,120,969
Total assets	1,675,719	1,625,457	1,574,346	1,472,494	1,439,452
Losses and loss adjustment expense reserves	482,012	455,014	423,842	403,872	404,391
Total liabilities	967,436	930,270	879,987	816,181	785,976
Total shareholders' equity	708,283	695,187	694,359	656,313	653,476
GAAP Ratios:
Loss ratio (1)	66.5%	65.7%	65.7%	78.0%	65.4%
Expense ratio (1)	30.6	30.8	31.2	29.9	31.3
Combined ratio (1)	97.1%	96.5%	96.9%	107.9%	96.7%

(1)

The loss ratio is the ratio of losses and loss adjustment expenses to net earned premiums.  The expense ratio, when calculated on a GAAP basis, is the ratio of underwriting expense to net earned premiums.  The combined ratio is the sum of the loss ratio and the expense ratio. Please refer to Insurance Ratios under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion on our GAAP ratios.

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

We are a leading provider of private passenger automobile insurance in Massachusetts.  In addition to private passenger automobile insurance (which represented 61.7% of our direct written premiums in 2014), we offer a portfolio of other insurance products, including commercial automobile (12.5% of 2014 direct written premiums), homeowners (21.1% of 2014 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 4.7% of 2014 direct written premiums).  Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 930 in 1,076 locations throughout Massachusetts and New Hampshire during 2014. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile and the second largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 10.7% and 13.5% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2014, according to statistics compiled by Commonwealth Automobile Reinsurers (“CAR”) based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this report as automobile exposures.

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella business during 2009, and commercial automobile business during 2011. During the years ended December 31, 2014, 2013, and 2012, we wrote $18,755, $13,773, and $9,057 in direct written premiums, respectively, and approximately 20,626, 15,580, and 11,000 policies, respectively, in New Hampshire.

On February 9, 2015, the Insurance Subsidiaries each received a license to begin writing our property and casualty insurance products in the state of Maine.   We anticipate that we will begin to write new business in Maine later in 2015.

Recent Trends and Events

•	We filed and were approved for a Massachusetts homeowners rate increase of 2.46% which was effective December 1, 2014.

•	We filed and were approved for a New Hampshire automobile rate increase of 3.0%, which was effective November 1, 2014.

•	We filed and were approved for a New Hampshire homeowners rate increase of 3.3%, which was effective October 1, 2014.

•	We filed and were approved for a Massachusetts commercial automobile insurance rate increase of 3.5% effective February 1, 2015.

•	We filed and were approved for a Massachusetts private passenger automobile insurance rate increase of 3.8% effective June 1, 2015.

During 2014, we filed private passenger rate changes that increased the variation of rates within our tiering system which resulted in no change to the overall rate level.  Our rates include a 13.0% commission rate for agents.

We define a “catastrophe” as an event that produces pre-tax losses before reinsurance in excess of $1,000 and involves multiple first-party policyholders, or an event that produces a number of claims in excess of a preset, per-event threshold of average claims in a specific area, occurring within a certain amount of time following the event.  Catastrophes are caused by various natural events including high winds, winter storms, tornadoes, hailstorms, and hurricanes.  The nature and level of catastrophes in any period cannot be reliably predicted.

Catastrophe losses incurred by the type of event are shown in the following table.

	Years Ended December 31,
Event	2014	2013	2012
Windstorms and hailstorms	$1,969	$-	$2,355
Tornado and windstorms	-	-	-
Rainstorms	-	-	-
Floods	-	-	-
Icestorms and snowstorms	6,223	6,161	-
Hurricane and tropical storms	-	-	7,977
Total losses incurred (1)	$8,192	$6,161	$10,332

(1)  Total losses incurred includes losses plus defense and cost containment expenses and excludes adjusting and other claims settlement expenses.

We did not have any recoveries from our primary catastrophe reinsurance treaties during the three-year period ended December 31, 2014 because there was no individual catastrophe for which our losses exceeded our retention under the treaties.

Massachusetts Automobile Insurance Market

We have been subject to extensive regulation in the private passenger automobile insurance industry in Massachusetts, which represented 61.7% of our direct written premiums in 2014.   In many respects, the private passenger automobile insurance market in Massachusetts prior to 2008 was unique, in comparison to other states.  This was due to a number of factors, including unusual regulatory conditions, the market dominance of domestic companies, the relative absence of large national companies, and the heavy reliance on independent insurance agents as the market’s principal distribution channel.  Perhaps most significantly, prior to 2008, the Massachusetts Commissioner of Insurance fixed and established the premium rates and the rating plan to be used by all insurance companies doing business in the private passenger automobile insurance market and the Massachusetts private passenger automobile insurance residual market mechanism featured a reinsurance program run by CAR in which companies were assigned producers.

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

CAR runs a reinsurance pool for ceded commercial automobile policies through a Limited Servicing Carrier Program ("LSC").  CAR has approved Safety and three other servicing carriers to process ceded this commercial automobile insurance.    Subject to the Commissioner's review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level.  This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the "Taxi/Limo Program").  CAR approved Safety as one of the two servicing carriers for this program beginning January 1, 2011 for a five-year term expiring December 31, 2016.

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

Our GAAP insurance ratios are presented in the following table for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
GAAP ratios:
Loss ratio	66.5%	65.7%	65.7%
Expense ratio	30.6	30.8	31.2
Combined ratio	97.1%	96.5%	96.9%

Share-Based Compensation

On June 25, 2002, the Board of Directors of the Company (the "Board") adopted the 2002 Management Omnibus Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options ("NQSOs"), stock appreciation rights and restricted stock ("RS") awards.

On March 10, 2006, the Board approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes. A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. Under the Incentive Plan, as amended, the maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. As of December 31, 2014, there were 453,930 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants outstanding under the Incentive Plan as of December 31, 2014, were comprised of 200,840 restricted shares and 12,700 nonqualified stock options.

Grants made under the Incentive Plan during the years 2010 through 2014 were as follows.

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share		Vesting Terms
RS	March 9, 2010	77,360	$38.78	(1)	3 years, 30%-30%-40%
RS	March 9, 2010	4,000	$38.78	(1)	No vesting period (3)
RS	March 23, 2010	25,590	$38.09	(1)	5 years, 20% annually (5)
RS	March 9, 2011	68,637	$47.35	(1)	3 years, 30%-30%-40%
RS	March 9, 2011	4,000	$47.35	(1)	No vesting period (3)
RS	March 23, 2011	22,567	$44.94	(1)	5 years, 20% annually (5)
RS	March 8, 2012	77,844	$41.75	(1)	3 years, 30%-30%-40%
RS	March 8, 2012	4,000	$41.75	(1)	No vesting period (3)
RS	March 21, 2012	20,912	$41.96	(1)	5 years, 20% annually (5)
RS	March 11, 2013	28,988	$46.96	(1)	3 years, 30%-30%-40%
RS	March 11, 2013	4,000	$46.96	(1)	No vesting period (3)
RS	March 11, 2013	35,429	$43.90	(2)	3 years, cliff vesting (4)
RS	March 27, 2013	22,485	$48.65	(1)	5 years, 20% annually (5)
RS	July 8, 2013	500	$51.63	(1)	5 years, 20% annually (5)
RS	August 5, 2013	1,659	$54.26	(1)	3 years, 30%-30%-40%
RS	August 5, 2013	2,027	$48.27	(1)	3 years, cliff vesting (4)
RS	March 11, 2014	24,426	$54.35	(1)	3 years, 30%-30%-40%
RS	March 11, 2014	4,000	$54.35	(1)	No vesting period (3)
RS	March 11, 2014	27,928	$58.09	(2)	3 years, cliff vesting (4)
RS	March 24, 2014	20,588	$53.64	(1)	5 years, 20% annually (5)
RS	July 15, 2014	1,767	$50.94	(1)	3 years, 30%-30%-40%
RS	July 15, 2014	1,975	$55.70	(2)	3 years, cliff vesting (4)

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

(4)  The shares represent performance-based restricted shares award.  Vesting of these shares is dependent upon the attainment of pre-established performance objectives, and any difference between shares granted and shares earned at the end of the performance period will be reported at the conclusion of the performance period.

(5)  The shares represent awards granted to non-executive employees and vest ratable over a five-year service period.

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”).  The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event.  We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models.  As of January 1, 2015, we have purchased three layers of excess catastrophe reinsurance providing $515,000 of coverage for property losses in excess of $50,000 up to a maximum of $565,000.  Our reinsurers co-participation is 65.00% of $100,000 for the 1st layer, 80.0% of $280,000 for the 2nd layer and 80.0% of $135,000 for the 3rd layer. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance in 2015 protects us in the event of a “111-year storm” (that is, a storm of a severity expected to occur once in a 111-year period).  Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Excellent).  Most of our other reinsurers have an A.M. Best rating of “A+” (Excellent) or “A” (Excellent).

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  CAR also runs MAIP the private passenger assigned risk in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan has grown dramatically over the past decade as insurance carriers have reduced their exposure to coastal property.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan buys reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2014, the FAIR Plan purchased $1,180,000 of catastrophe reinsurance for property losses in excess of $120,000.  At December 31, 2014, we had no material amounts recoverable from any reinsurer, excluding $63,681 recoverable from CAR.

Effects of Inflation

We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Results of Operations

The following table shows certain of our selected financial results.

	Years Ended December 31,
	2014	2013	2012
Direct written premiums	$765,685	$731,680	$696,220
Net written premiums	$734,914	$697,540	$663,942
Net earned premiums	$716,875	$681,870	$642,469
Net investment income	42,303	43,054	40,870
Earnings from partnership investments	878	-	-
Net realized gains on investments	197	1,677	1,975
Finance and other service income	18,544	18,683	18,553
Total revenue	778,797	745,284	703,867
Loss and loss adjustment expenses	476,366	447,749	422,217
Underwriting, operating and related expenses	219,023	209,758	200,138
Interest expense	90	89	88
Total expenses	695,479	657,596	622,443
Income before income taxes	83,318	87,688	81,424
Income tax expense	23,964	26,337	23,354
Net income	$59,354	$61,351	58,070
Earnings per weighted average common share:
Basic	$3.93	$4.00	$3.80
Diluted	$3.91	$3.98	$3.80
Cash dividends paid per common share	$2.60	$2.40	$2.20

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED 2013

Direct Written Premiums.  Direct written premiums for the year ended December 31, 2014 increased by $34,005, or 4.6%, to $765,685 from $731,680 for the comparable 2013 period.  The 2014 increases occurred primarily in our homeowners, commercial automobile and personal automobile business lines which experienced increases of 3.6%, 5.8%, and 0.5%, respectively, in average written premium per exposure.  Written exposures increased by 0.9% in our personal automobile line and increased by 5.7% and 7.5% in our commercial automobile and homeowners lines, respectively.  The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.

Net Written Premiums.  Net written premiums for the year ended December 31, 2014 increased by $37,374, or 5.4%, to $734,914 from $697,540 for 2013.  The 2014 increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the year ended December 31, 2014 increased by $35,005, or 5.1%, to $716,875 from $681,870 for the comparable 2013 period. The 2014 increase was primarily due to the factors that increased direct written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Years Ended December 31,
	2014	2013
Written Premiums
Direct	$765,685	$731,680
Assumed	25,602	20,593
Ceded	(56,373)	(54,733)
Net written premiums	$734,914	$697,540

Earned Premiums
Direct	$747,786	$715,657
Assumed	23,724	19,251
Ceded	(54,635)	(53,038)
Net earned premiums	$716,875	$681,870

Net Investment Income.  Net investment income for the year ended December 31, 2014 decreased by $751, or 1.7%, to $42,303 from $43,054 for the comparable 2013 period.  Net effective annual yield on the investment portfolio was 3.5 % for the year ended December 31, 2014 compared to 3.7 % for the year ended December 31, 2014 Our duration was 3.8 years at December 31, 2014, down from 4.0 years at December 31, 2013.

Earnings from Partnership Investments.  Earnings from partnership investments was $878 in 2014. Investment activity in this partnership commenced in 2014.

Realized Gains on Investments.  Net realized gains on investments were $197 for the year ended December 31, 2014 compared to $1,677 for the comparable 2013 period.

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of December 31, 2014
		Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,507	$—	$(1)	$—	$1,506
Obligations of states and political subdivisions	437,299	23,562	(536)	—	460,325
Residential mortgage-backed securities (1)	201,950	7,015	(1,282)	—	207,683
Commercial mortgage-backed securities	34,216	256	(34)	—	34,438
Other asset-backed securities	10,204	48	(2)	—	10,250
Corporate and other securities	417,341	7,536	(3,628)	—	421,249
Subtotal, fixed maturity securities	1,102,517	38,417	(5,483)	—	1,135,451
Equity securities (2)	97,910	13,332	(2,089)	—	109,153
Other invested assets (5)	11,657	—	—	—	11,657
Totals	$1,212,084	$51,749	$(7,572)	$—	$1,256,261

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

(3)  Our investment portfolio included 366 securities in an unrealized loss position at December 31, 2014.

(4)  Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.

(5)  Other invested assets are accounted for under the equity method which is used as a proxy for fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of December 31,
	2014
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$210,020	18.5%
Aaa/Aa	463,871	40.9%
A	219,319	19.3%
Baa	108,149	9.5%
Ba	42,784	3.8%
B	64,773	5.7%
Caa	8,121	0.7%
Not rated	18,414	1.6%
Total	$1,135,451	100.0%

As of December 31, 2014, our portfolio of fixed maturity investments was principally comprised of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.  We have no exposure to European sovereign debt.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2014.

	As of December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,506	$1	$1,506	$1
Obligations of states and political subdivisions	65,174	489	3,553	47	68,727	536
Residential mortgage-backed securities	18,853	44	47,769	1,238	66,622	1,282
Commercial mortgage-backed securities	10,485	34	—	—	10,485	34
Other asset-backed securities	1,999	2	—	—	1,999	2
Corporate and other securities	119,722	3,079	37,469	549	157,191	3,628
Subtotal, fixed maturity securities	216,233	3,648	90,297	1,835	306,530	5,483
Equity securities	16,119	1,986	1,277	103	17,396	2,089
Total temporarily impaired securities	$232,352	$5,634	$91,574	$1,938	$323,926	$7,572

As of December 31, 2014, we held insured investment securities of approximately $79,149, which represented approximately 6.3% of our total investments.  Approximately $52,433 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of December 31, 2014.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of December 31, 2014
			Exposure Net
		Pre-refunded	of Pre-refunded
	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$7,476	$7,476	$-
Financial Guaranty Insurance Company	255	255	-
Assured Guaranty Municipal Corporation	30,678	20,232	10,446
National Public Finance Guaranty Corporation	40,740	24,470	16,270
Total	$79,149	$52,433	$26,716

 The Moody's ratings of our insured investments held at December 31, 2014 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of December 31, 2014 for potential other-than-temporary asset impairments.  We held no securities at December 31, 2014 with a material (20.0% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was performed for securities appearing on our “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

Of the $7,572 gross unrealized losses as of December 31, 2014, $537 relates to obligations of U.S. Treasuries, states and political subdivisions. The remaining $7,035 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

The unrealized losses recorded on the investment portfolio at December 31, 2014 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the years ended December 31, 2014 and 2013, there was no significant deterioration in the credit quality of any of our holdings and no OTTI charges were recorded related to our portfolio of investment securities.

For information regarding fair value measurements of our investment portfolio, refer to Item 8—Financial Statements and Supplementary Data, Note 14, Fair Value of Financial Instruments, of this Form 10-K.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income decreased by $139, or 0.7%, to $18,544 for the year ended December 31, 2014 from $18,683 for the comparable 2013 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the year ended December 31, 2014 increased by $28,617, or 6.4%, to $476,366 from $447,749 for the comparable 2013 period.  Our GAAP loss ratio for the year ended December 31, 2014 and 2013 was 66.5% and 65.7%, respectively. Our GAAP loss ratio excluding loss adjustment expenses was 57.8% and 56.5% for the year ended December 31, 2014 and 2013, respectively. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2014 was $37,368, compared to $28,889, for the comparable 2013 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the year ended December 31, 2014 increased by $9,265, or 4.4%, to $219,023 from $209,758 for the comparable 2013 period, primarily due to an increase in commissions expensed to agents. Our GAAP expense ratio for the year ended December 31, 2014 decreased to 30.6% from 30.8% for the comparable 2013 period.

Interest Expenses.  Interest expense was $90 and $89 for the years ended December 31, 2014 and 2013, respectively. The credit facility commitment fee included in interest expense was $75 for each of the years ended December 31, 2014 and 2013.

Income Tax Expense.  Our effective tax rates were 28.8% and 30.0% for the years ended December 31, 2014 and 2013, respectively.  These effective rates were lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

Net Income.  Net income for the year ended December 31, 2014 was $59,354 compared to $61,351 for the comparable 2013 period.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

Direct Written Premiums.  Direct written premiums for the year ended December 31, 2013 increased by $35,460, or 5.1%, to$731,680 from $696,220 for the comparable 2012 period.  The 2013 increases occurred primarily in our homeowners, commercial automobile and personal automobile business lines which experienced increases of 4.5%, 0.9%, and 2.5%, respectively, in average written premium per exposure.  Written exposures decreased slightly by 0.3% in our personal automobile line and increased by 10.9% and 5.7% in our commercial automobile and homeowners lines, respectively.  The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.

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

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of December 31, 2013
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,510	$-	$(7)	$-	$1,503
Obligations of states and political subdivisions	461,256	10,248	(4,179)	-	467,325
Residential mortgage-backed securities (1)	205,053	6,879	(3,230)	-	208,702
Commercial mortgage-backed securities	31,885	342	(8)	-	32,219
Other asset-backed securities	13,357	124	(36)	-	13,445
Corporate and other securities	374,171	9,882	(2,290)	-	381,763
Subtotal, fixed maturity securities	1,087,232	27,475	(9,750)	-	1,104,957
Equity securities (2)	83,134	8,821	(84)	-	91,871
Other invested assets (5)	5,748	-	-	-	5,748
Totals	$1,176,114	$36,296	$(9,834)	$-	$1,202,576

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

(5)   Other invested assets are accounted for under the equity method which is used as a proxy for fair value.

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

	As of December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,503	$7	$-	$-	$1,503	$7
Obligations of states and political subdivisions	131,114	3,898	3,362	281	134,476	4,179
Residential mortgage-backed securities	50,048	1,570	37,166	1,660	87,214	3,230
Commercial mortgage-backed securities	6,008	8	-	-	6,008	8
Other asset-backed securities	3,240	31	4,608	5	7,848	36
Corporate and other securities	86,312	2,223	2,235	67	88,547	2,290
Subtotal, fixed maturity securities	278,225	7,737	47,371	2,013	325,596	9,750
Equity securities	3,933	73	299	11	4,232	84
Total temporarily impaired securities	$282,158	$7,810	$47,670	$2,024	$329,828	$9,834

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

	As of December 31, 2013
			Exposure Net
		Pre-refunded	of Pre-refunded
Financial Guarantor	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$17,768	$10,439	$7,329
Financial Guaranty Insurance Company	263	263	-
Assured Guaranty Municipal Corporation	42,132	31,374	10,758
National Public Finance Guaranty Corporation	44,835	17,637	27,198
Total	$104,998	$59,713	$45,285

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

Net cash provided by operating activities was $97,569, $110,864, and $104,331 during the years ended December 31, 2014, 2013, and 2012, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $48,522, $51,298 and $74,445 during the years ended December 31, 2014, 2013 and 2012, respectively, as purchases of fixed maturity and equity securities exceeded sales, paydowns, calls and maturities of fixed maturity and equity securities.

Net cash used for financing activities was $62,469, $39,072, and $32,393 during the years ended December 31, 2014, 2013 and 2012, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders and the acquisition of treasury stock.

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

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our Insurance Subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end 2014, the statutory surplus of Safety Insurance was $630,041, and its net income for 2014 was $51,211.  As a result, a maximum of $63,004 is available in 2014 for such dividends without prior approval of the Commissioner. Under this Massachusetts statute, the Insurance Subsidiaries has restricted net assets in the amount of $567,037 at December 31, 2014. During the twelve months ended December 31, 2014, Safety Insurance recorded dividends to Safety of $59,186

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2014 and 2013 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2013	March 1, 2013	March 15, 2013	$0.60	$9,200
May 6, 2013	June 3, 2013	June 14, 2013	$0.60	$9,244
August 7, 2013	September 3, 2013	September 13, 2013	$0.60	$9,236
November 4, 2013	December 2, 2013	December 13, 2013	$0.60	$9,239
February 14, 2014	March 3, 2014	March 14, 2014	$0.60	$9,240
May 6, 2014	June 2, 2014	June 13, 2014	$0.60	$9,223
August 6, 2014	September 2, 2014	September 15, 2014	$0.70	$10,506
November 4, 2014	December 2, 2014	December 13, 2014	$0.70	$10,530

On February 17, 2015, our Board approved and declared a quarterly cash dividend on our common stock of $0.70 per share to be paid on March 13, 2015 to shareholders of record on March 2, 2015.  We plan to continue to declare and pay quarterly cash dividends in 2015, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of December 31, 2014, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of December 31, 2014 and December 31, 2013, the Company had purchased 2,279,570 and 1,819,547 shares at a cost of $83,835 and $60,368.

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

Off-Balance Sheet Arrangements

We have no material obligations under a guarantee contract meeting the characteristics identified in Accounting Standards Codification (“ASC”) 460, Guarantees.  We have no material retained or contingent interests in assets transferred to an unconsolidated entity.  We have no material obligations, including contingent obligations, under contracts that would be accounted for as derivative instruments.  We have no obligations, including contingent obligations, arising out of a variable interest in an unconsolidated entity held by, and material to, us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.  We have no direct investments in real estate and no holdings of mortgages secured by commercial real estate.  Accordingly, we have no material off-balance sheet arrangements.

Contractual Obligations

We have obligations to make future payments under contracts and credit-related financial instruments and commitments.  At December 31, 2014, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
	Within	Two to Three	Four to Five	After
	One Year	Years	Years	Five Years	Total
Loss and LAE reserves	$236,186	$212,085	$28,921	$4,820	$482,012
Purchase commitments	890	519	-	-	1,409
Operating leases	4,004	7,952	4,038	-	15,994
Total contractual obligations	$241,080	$220,556	$32,959	$4,820	$499,415

As of December 31, 2014, the Company had loss and LAE reserves of $482,012, unpaid reinsurance recoverables of $61,245 and net loss and LAE reserves of $420,767.  Our loss and LAE reserves are estimates as described in more detail under Critical Accounting Policies and Estimates.  The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown.  Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above.  While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

As part of the Company’s investment activity, we have committed $25,000 to investments in limited partnerships.  The Company has contributed $10,576 to these commitments as of December 31, 2014.  As of December 31, 2014, the remaining committed capital due to be called is $14,424.

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

 Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $380,067 to $434,553 as of December 31, 2014 compared to a range of $364,146 to $401,265 as of December 31, 2013.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $420,767 as of December 31, 2014 compared to $394,668 as of December 31, 2013.

 The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2014 and December 31, 2013.

	As of December 31, 2014
Line of Business	Low	Recorded	High
Private passenger automobile	$216,138	$228,559	$237,540
Commercial automobile	55,181	64,453	65,705
Homeowners	63,273	69,326	71,275
All other	45,475	58,429	60,033
Total	$380,067	$420,767	$434,553

	As of December 31, 2013
Line of Business	Low	Recorded	High
Private passenger automobile	$216,334	$232,362	$233,682
Commercial automobile	52,889	55,460	57,765
Homeowners	57,933	62,249	62,545
All other	36,990	44,597	47,273
Total	$364,146	$394,668	$401,265

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31, 2014 and December 31, 2013.

	As of December 31, 2014
Line of Business	Case	IBNR	Total
Private passenger automobile	$238,552	$(10,814)	$227,738
CAR assumed private passenger auto	239	582	821
Commercial automobile	39,156	10,436	49,592
CAR assumed commercial automobile	6,793	8,068	14,861
Homeowners	42,552	18,826	61,378
FAIR Plan assumed homeowners	2,966	4,982	7,948
All other	28,864	29,565	58,429
Total net reserves for losses and LAE	$359,122	$61,645	$420,767

	As of December 31, 2013
Line of Business	Case	IBNR	Total
Private passenger automobile	$233,250	$(1,912)	$231,338
CAR assumed private passenger auto	487	538	1,025
Commercial automobile	37,304	5,976	43,280
CAR assumed commercial automobile	6,639	5,540	12,179
Homeowners	38,292	17,426	55,718
FAIR Plan assumed homeowners	2,676	3,855	6,531
All other	22,732	21,865	44,597
Total net reserves for losses and LAE	$341,380	$53,288	$394,668

At December 31, 2014 and 2013, our total IBNR reserves for our private passenger automobile line of business were comprised of $(32,566) and $(25,196) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $21,752 and $23,284 related to our estimation for not yet reported losses, respectively.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 54.3%, respectively, of our total reserves for CAR assumed commercial automobile business as of December 31, 2014 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 62.7% of our total reserves for FAIR Plan assumed homeowners at December 31, 2014 due to similar reporting delays in the information we receive from FAIR Plan.

The following tables present information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of December 31, 2014 and 2013.

	As of December 31, 2014
Line of Business	Retained	Assumed	Net
Private passenger automobile	$227,738
CAR assumed private passenger automobile		$821
Net private passenger automobile			$228,559
Commercial automobile	49,592
CAR assumed commercial automobile		14,861
Net commercial automobile			64,453
Homeowners	61,378
FAIR Plan assumed homeowners		7,948
Net homeowners			69,326
All other	58,429	-	58,429
Total net reserves for losses and LAE	$397,137	$23,630	$420,767

	As of December 31, 2013
Line of Business	Retained	Assumed	Net
Private passenger automobile	$231,338
CAR assumed private passenger automobile		$1,025
Net private passenger automobile			$232,363
Commercial automobile	43,280
CAR assumed commercial automobile		12,179
Net commercial automobile			55,459
Homeowners	55,718
FAIR Plan assumed homeowners		6,531
Net homeowners			62,249
All other	44,597	-	44,597
Total net reserves for losses and LAE	$374,933	$19,735	$394,668

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the twelve months ended December 31, 2014, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $7,166.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $4,658 effect on net income, or $0.31 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the twelve months ended December 31, 2014.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,555)	$(2,277)	$—
Estimated increase in net income	2,961	1,480	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,277)	—	2,277
Estimated increase (decrease) in net income	1,480	—	(1,480)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,277	4,555
Estimated decrease in net income	—	(1,480)	(2,961)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(992)	(496)	—
Estimated increase in net income	645	322	—
No Change in Severity
Estimated (decrease) increase in reserves	(496)	—	496
Estimated increase (decrease) in net income	322	—	(322)
+1 Percent Change in Severity
Estimated increase in reserves	—	496	992
Estimated decrease in net income	—	(322)	(645)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,228)	(614)	—
Estimated increase in net income	798	399	—
No Change in Severity
Estimated (decrease) increase in reserves	(614)	—	614
Estimated increase (decrease) in net income	399	—	(399)
+1 Percent Change in Severity
Estimated increase in reserves	—	614	1,228
Estimated decrease in net income	—	(399)	(798)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,169)	(584)	—
Estimated increase in net income	760	380	—
No Change in Severity
Estimated (decrease) increase in reserves	(584)	—	584
Estimated increase (decrease) in net income	380	—	(380)
+1 Percent Change in Severity
Estimated increase in reserves	—	584	1,169
Estimated decrease in net income	—	(380)	(760)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2014.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(8)	$8
Estimated increase (decrease) in net income	5	(5)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(149)	149
Estimated increase (decrease) in net income	97	(97)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(79)	79
Estimated increase (decrease) in net income	52	(52)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $37,368, $28,889 and $17,310 for the years ended December 31, 2014, 2013, and 2012, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2014, 2013 and 2012, respectively. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Year Ended December 31,
Accident Year	2014	2013	2012
2004 & prior	$(1,796)	$(1,265)	$(1,335)
2005	(108)	(728)	(1,909)
2006	(1,132)	(620)	(1,343)
2007	(1,526)	(2,968)	(2,304)
2008	(2,738)	(4,266)	(3,983)
2009	(4,812)	(4,998)	(4,281)
2010	(6,573)	(5,304)	(5,927)
2011	(7,975)	(5,543)	3,772
2012	(8,085)	(3,197)	—
2013	(2,623)	—	—
All prior years	$(37,368)	$(28,889)	$(17,310)

The decreases in prior years reserves during the years ended December 31, 2013 and 2012 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2014 decrease is primarily composed of reductions of $23,272, in our retained automobile reserves and $8,804 in our retained homeowners reserves. The 2013 decrease is primarily composed of reductions of $23,938 in our retained automobile reserves and $4,740 in our retained homeowners reserves. The 2012 decrease is primarily composed of reductions of $17,879 in our retained automobile reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2014.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2004 & prior	$(1,247)	$(419)	$(163)	$33	$(1,796)
2005	(350)	(1)	—	243	(108)
2006	(767)	(248)	—	(117)	(1,132)
2007	(1,246)	(5)	(16)	(259)	(1,526)
2008	(1,886)	(216)	(426)	(210)	(2,738)
2009	(2,921)	9	(659)	(1,241)	(4,812)
2010	(4,080)	(20)	(1,187)	(1,286)	(6,573)
2011	(3,185)	(243)	(3,269)	(1,278)	(7,975)
2012	(4,295)	(113)	(2,868)	(809)	(8,085)
2013	(838)	(858)	(577)	(350)	(2,623)
All prior years	$(20,815)	$(2,114)	$(9,165)	$(5,274)	$(37,368)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the year ended December 31, 2014 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2004 & prior	$(1,184)	$(406)	$(164)	$33	$(1,721)
2005	(350)	(1)	—	243	(108)
2006	(767)	(248)	—	(117)	(1,132)
2007	(1,293)	(5)	(8)	(259)	(1,565)
2008	(1,962)	(215)	(417)	(210)	(2,804)
2009	(2,963)	(22)	(656)	(1,241)	(4,882)
2010	(4,091)	(49)	(1,184)	(1,286)	(6,610)
2011	(3,185)	(198)	(3,174)	(1,278)	(7,835)
2012	(4,295)	(77)	(2,713)	(809)	(7,894)
2013	(838)	(1,123)	(488)	(350)	(2,799)
All prior years	$(20,928)	$(2,344)	$(8,804)	$(5,274)	$(37,350)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the year ended December 31, 2014.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2004 & prior	$(63)	$(15)	$—	$(78)
2005	—	—	—	—
2006	—	—	—	—
2007	47	—	(8)	39
2008	76	(1)	(9)	66
2009	42	32	(3)	71
2010	11	30	(3)	38
2011	—	(45)	(95)	(140)
2012	—	(35)	(155)	(190)
2013	—	265	(89)	176
All prior years	$113	$231	$(362)	$(18)

Our private passenger automobile line of business prior year reserves decreased by $20,815 for the year ended December 31, 2014.  The decrease was primarily due to improved retained private passenger results of $17,789 for the accident years 2007 through 2012. The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our retained commercial automobile line of business prior year reserves decreased by $2,344 for the year ended December 31, 2014 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves decreased by $8,804 for the year ended December 31, 2014 due primarily to re-estimation of catastrophe losses for 2010 through 2013.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of December 31, 2014
Estimated fair value	$1,171,808	$1,135,451	$1,095,575
Estimated increase (decrease) in fair value	$36,357	$—	$(39,876)

As of December 31, 2013
Estimated fair value	$1,146,871	$1,104,957	$1,060,888
Estimated increase (decrease) in fair value	$41,914	$—	$(44,069)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At December 31, 2014, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2014, assuming that all of such debt is outstanding for the entire year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SAFETY INSURANCE GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety Insurance Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Safety Insurance Group, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing on Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 2, 2015

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,	December 31,
	2014	2013
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,102,517 and $1,087,232)	$1,135,451	$1,104,957
Equity securities, at fair value (cost: $97,910 and $83,134)	109,153	91,871
Other invested assets	11,657	5,748
Total investments	1,256,261	1,202,576
Cash and cash equivalents	42,455	55,877
Accounts receivable, net of allowance for doubtful accounts	175,532	169,304
Receivable for securities sold	—	1,320
Accrued investment income	10,295	10,329
Taxes recoverable	—	709
Receivable from reinsurers related to paid loss and loss adjustment expenses	6,267	4,588
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	61,245	60,346
Ceded unearned premiums	19,638	17,900
Deferred policy acquisition costs	67,329	63,388
Deferred income taxes	-	3,984
Equity and deposits in pools	23,159	18,733
Other assets	13,538	16,403
Total assets	$1,675,719	$1,625,457

Liabilities
Loss and loss adjustment expense reserves	$482,012	$455,014
Unearned premium reserves	390,361	370,583
Accounts payable and accrued liabilities	65,863	66,508
Payable for securities purchased	4,591	13,327
Payable to reinsurers	7,653	7,094
Deferred income taxes	1,614	—
Taxes payable	265	—
Other liabilities	15,077	17,744
Total liabilities	967,436	930,270

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,288,728 and 17,207,929 shares issued	173	172
Additional paid-in capital	175,583	170,391
Accumulated other comprehensive income, net of taxes	28,715	17,200
Retained earnings	587,647	567,792
Treasury stock, at cost: 2,279,570 and 1,819,547 shares	(83,835)	(60,368)
Total shareholders’ equity	708,283	695,187
Total liabilities and shareholders’ equity	$1,675,719	$1,625,457

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Net earned premiums	$716,875	$681,870	$642,469
Net investment income	42,303	43,054	40,870
Earnings from partnership investments	878	—	—
Net realized gains on investments	197	1,677	1,975
Finance and other service income	18,544	18,683	18,553
Total revenue	778,797	745,284	703,867

Losses and loss adjustment expenses	476,366	447,749	422,217
Underwriting, operating and related expenses	219,023	209,758	200,138
Interest expense	90	89	88
Total expenses	695,479	657,596	622,443

Income before income taxes	83,318	87,688	81,424
Income tax expense	23,964	26,337	23,354
Net income	$59,354	$61,351	$58,070

Earnings per weighted average common share:
Basic	$3.93	$4.00	$3.80
Diluted	$3.91	$3.98	$3.80

Cash dividends paid per common share	$2.60	$2.40	$2.20

Number of shares used in computing earnings per share:
Basic	15,107,339	15,354,468	15,288,346
Diluted	15,197,036	15,399,801	15,295,452

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$59,354	$61,351	$58,070

Other comprehensive income, net of tax:
Unrealized holding gains (losses) during the period, net of tax expense (benefit) of $6,269, ($13,497), and $4,856.	11,643	(25,066)	9,019
Reclassification adjustment for gains included in net income, net of tax expense of ($69), ($587), and ($691).	(128)	(1,090)	(1,284)
Unrealized gains (losses) on securities available for sale	11,515	(26,156)	7,735

Comprehensive income	$70,869	$35,195	$65,805

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2011	$169	$157,167	$35,621	$518,925	$(55,569)	$656,313
Net income				58,070		58,070
Other comprehensive income, net of deferred federal income taxes			7,735			7,735
Restricted share awards issued	1	166				167
Recognition of employee share-based compensation, net of deferred federal income taxes		4,484				4,484
Exercise of options, net of federal income taxes		1,224				1,224
Dividends paid and accrued				(33,634)		(33,634)
Acquisition of treasury stock						-
Balance at December 31, 2012	170	163,041	43,356	543,361	(55,569)	694,359
Net income				61,351		61,351
Other comprehensive loss, net of deferred federal income taxes			(26,156)			(26,156)
Restricted share awards issued	1	187				188
Recognition of employee share-based compensation, net of deferred federal income taxes		4,618				4,618
Exercise of options, net of federal income taxes	1	2,545				2,546
Dividends paid and accrued				(36,920)		(36,920)
Acquisition of treasury stock					(4,799)	(4,799)
Balance at December 31, 2013	172	170,391	17,200	567,792	(60,368)	695,187
Net income				59,354		59,354
Other comprehensive income, net of deferred federal income taxes			11,515			11,515
Restricted share awards issued	1	216				217
Recognition of employee share-based compensation, net of deferred federal income taxes		4,677				4,677
Exercise of options, net of federal income taxes		299				299
Dividends paid and accrued				(39,499)		(39,499)
Acquisition of treasury stock					(23,467)	(23,467)
Balance at December 31, 2014	$173	$175,583	$28,715	$587,647	$(83,835)	$708,283

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$59,354	$61,351	$58,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	13,123	12,326	14,322
Provision for deferred income taxes	(602)	1,899	1,023
Net realized gains on investments	(197)	(1,677)	(1,975)
Earnings from partnership investments	(878)
Changes in assets and liabilities:
Accounts receivable	(6,228)	(3,554)	(11,607)
Accrued investment income	34	258	(418)
Receivable from reinsurers	(2,578)	(6,139)	(3,495)
Ceded unearned premiums	(1,738)	(1,694)	(2,184)
Deferred policy acquisition costs	(3,941)	(2,723)	(3,949)
Other assets	(2,871)	3,084	(1,444)
Loss and loss adjustment expense reserves	26,998	31,172	19,970
Unearned premium reserves	19,778	17,364	23,657
Accounts payable and accrued liabilities	(577)	1,050	13,426
Payable to reinsurers	559	38	1,718
Other liabilities	(2,667)	(1,891)	(2,783)
Net cash provided by operating activities	97,569	110,864	104,331

Cash flows from investing activities:
Fixed maturities purchased	(234,172)	(193,814)	(333,603)
Equity securities purchased	(27,665)	(75,891)	(9,397)
Other invested assets purchase	(4,976)	(5,600)	—
Proceeds from sales and paydowns of fixed maturities	153,701	179,729	165,878
Proceeds from maturities, redemptions, and calls of fixed maturities	52,253	34,264	98,045
Proceed from sales of equity securities	14,097	14,934	8,837
Fixed assets purchased	(1,760)	(4,920)	(4,205)
Net cash used for investing activities	(48,522)	(51,298)	(74,445)

Cash flows from financing activities:
Proceeds from stock options exercised	297	2,592	1,241
Excess tax benefit from stock options exercised	3	—	—
Dividends paid to shareholders	(39,302)	(36,865)	(33,634)
Acquisition of treasury stock	(23,467)	(4,799)	—
Net cash used for financing activities	(62,469)	(39,072)	(32,393)

Net (decrease) increase in cash and cash equivalents	(13,422)	20,494	(2,507)
Cash and cash equivalents at beginning of year	55,877	35,383	37,890
Cash and cash equivalents at end of period	$42,455	$55,877	$35,383

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$23,720	$18,890	$19,730
Interest	$75	$75	$75

The accompanying notes are an integral part of these financial statements.

1.Basis of Presentation

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

The Company is a leading provider of personal lines property and casualty insurance focused primarily on the Massachusetts market. The Company’s principal product line is private passenger automobile insurance, which accounted for 61.7% of its direct written premiums in 2014. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company (together referred to as the “Insurance Subsidiaries”).

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.

2.Summary of Significant Accounting Policies

Investments

Investments in fixed maturities available‑for‑sale, which include taxable and non‑taxable bonds and redeemable preferred stocks, are reported at fair value. Investments in equity securities available‑for‑sale, which include interests in common stocks, mutual funds and a real estate investment trust (“REIT”), are reported at fair value. Fair values for fixed maturity securities are based on estimates obtained from independent pricing services. Fair values for equity securities are derived from external market quotations, with the exception of the REIT whose fair value was determined using the trust’s net asset value obtained from its audited financial statements. Short‑term investments, which consist of U.S. Treasury bills, are reported at amortized cost, which approximates fair value. Other long‑term investments consist of investments in limited partnerships. The partnership interest is accounted for using the equity method of accounting and recorded in earnings from partnership investments. The carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other‑than‑temporary. In applying the equity method (including assessment for other‑than‑temporary impairment), the Company uses financial information provided by the investee, generally on a one to three month lag. Unrealized gains or losses on fixed maturity and equity securities reported at fair value are excluded from earnings and reported in a separate component of shareholders’ equity, known as “Accumulated other comprehensive income (loss), net of taxes,” until realized. Realized gains or losses on the sale or maturity of investments are determined based on the specific cost identification method. Fixed maturities and equity securities that experience declines in value that are other‑than‑temporary are written down to fair value with a corresponding charge to net realized losses on investments.

Investment income is recognized on an accrual basis of accounting. Bonds not backed by other loans are amortized using the interest method. Loan‑backed bonds and structured securities are amortized using the interest method and significant changes in estimated cash flows from the original purchase assumptions are accounted for using the retrospective method.

Cash and Cash Equivalents

Cash and cash equivalents includes money market accounts and United States (“U.S.”) Treasury bills with original maturities of three months or less from the date of purchase. U.S. Treasury bills are stated at amortized cost, which approximates fair value.

Accounts Receivable

Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are both billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2014 and 2013, these allowances were $462 and $456, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

Amounts that vary with and are primarily related to the successful acquisition of a new or renewal insurance contract, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policies. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is not taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $132,526, $126,201, and $118,850 was charged to underwriting, operating and other expenses for the years ended 2014, 2013 and 2012, respectively.

Equity and Deposits in Pools

Equity and deposits in pools represents the net receivable amounts from the residual market mechanisms, Commonwealth Automobile Reinsurers (“CAR”) for automobile and Massachusetts Property Insurance Underwriting Association (“FAIR Plan”) for homeowner insurance in Massachusetts. See Note 8 for a discussion of the Company’s accounting for amounts assumed from residual markets.

Equipment and Leasehold Improvements

Property, equipment, leasehold improvements, and software which are included in other assets are carried at cost less accumulated depreciation. Depreciation is provided using the straight‑ line or accelerated method over the estimated useful lives of the related assets, which range from 3 to 10 years. Amortization of leasehold improvements is provided using the straight‑line method over the term of the lease. The costs of computer software developed or obtained for internal use are capitalized and amortized over the estimated life of the business system, beginning when the software is ready for its intended use. Maintenance and repairs are charged to expense as incurred.

Losses and Loss Adjustment Expenses

Liabilities for losses and loss adjustment expenses (“LAE”) include case basis estimates for open claims reported prior to year‑end and estimates of unreported claims and claim adjustment expenses, net of salvage and subrogation. The estimates are continually reviewed and modified to reflect current conditions, and any resulting adjustments are reflected in current operating results. Adjustments for anticipated salvage and subrogation are recorded on incurred and reported and incurred but not reported losses.

Premiums and Unearned Premiums

Premiums are earned over the terms of the respective policies, which are generally one year. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of the policies.

Ceded premiums are charged to income over the terms of the respective policies and the applicable term of the reinsurance contracts with third‑party reinsurers. Ceded unearned premiums represent the unexpired portion of premiums ceded to CAR and other reinsurers.

Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $14,617 and $15,453 at December 31, 2014 and 2013, respectively.

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

Advertising Costs

Advertising costs are charged to expense when they are incurred. Total advertising costs were $2,108, $2,145 and $2,099 for the years ended December 31, 2014, 2013, and 2012, respectively.

Finance and Other Service Income

Finance and other service income primarily includes revenues from premium installment charges, which are recognized when earned.

Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The method of allocation among members of the consolidated group is subject to a written agreement approved by the Board of Directors (the “Board”). The consolidated tax liability is allocated on the basis of the members’ proportionate contribution to consolidated taxable income.

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by Accounting Standards Codification (“ASC”) 740, Income Taxes. A valuation allowance is established where management has assessed that it is more likely than not that the Company will not be able to utilize the full deferred tax asset.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
Net income available to common shareholders for basic and diluted earnings per share	$59,354	$61,351	$58,070
Weighted average common and common equivalent shares outstanding used to calculate basic earnings per share	15,107,339	15,354,468	15,288,346
Common equivalent shares- stock options	2,391	5,558	7,106
Common equivalent shares- non-vested performance stock grants	87,306	39,775	—
Weighted average common and common equivalent shares outstanding used to calculate diluted earnings per share	15,197,036	15,399,801	15,295,452

Basic earnings per share	$3.93	$4.00	$3.80
Diluted earnings per share	$3.91	$3.98	$3.80

Undistributed earnings attributable to Safety's common shareholders - basic and diluted:
Net income from continuing operations attributable to Safety's common shareholders -Basic	$3.93	$4.00	$3.80
Dividends declared	(2.60)	(2.40)	(2.20)
Undistributed earnings	$1.33	$1.60	$1.60

Net income from continuing operations attributable to Safety's common shareholders -Diluted	$3.91	$3.98	$3.80
Dividends declared	(2.60)	(2.40)	(2.20)
Undistributed earnings	$1.31	$1.58	$1.60

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti‑dilutive. There were no anti‑dilutive stock options for the years ended December 31, 2014, 2013 and 2012.

Share‑Based Compensation

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

See Note 6 for further information regarding share‑based compensation.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability as a Going Concern” (“ASU 2014-15”).  ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements, and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s consolidated financial position and results of operations.

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

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”).  ASU 2013-02 requires entities to present in either a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. Items not required to be reclassified to net income in their entirety are cross referenced to a related footnote for additional information. ASU 2013-02 was effective for interim and annual periods beginning after December 15, 2012. The impact of adoption was not material to the Company’s consolidated financial condition and results of operations.

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

3.Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, were as follows for the periods indicated.

	As of December 31, 2014
		Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,507	$—	$(1)	$—	$1,506
Obligations of states and political subdivisions	437,299	23,562	(536)	—	460,325
Residential mortgage-backed securities (1)	201,950	7,015	(1,282)	—	207,683
Commercial mortgage-backed securities	34,216	256	(34)	—	34,438
Other asset-backed securities	10,204	48	(2)	—	10,250
Corporate and other securities	417,341	7,536	(3,628)	—	421,249
Subtotal, fixed maturity securities	1,102,517	38,417	(5,483)	—	1,135,451
Equity securities (2)	97,910	13,332	(2,089)	—	109,153
Other invested assets (5)	11,657	—	—	—	11,657
Totals	$1,212,084	$51,749	$(7,572)	$—	$1,256,261

	As of December 31, 2013
		Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,510	$—	$(7)	$—	$1,503
Obligations of states and political subdivisions	461,256	10,248	(4,179)	—	467,325
Residential mortgage-backed securities (1)	205,053	6,879	(3,230)	—	208,702
Commercial mortgage-backed securities	31,885	342	(8)	—	32,219
Other asset-backed securities	13,357	124	(36)	—	13,445
Corporate and other securities	374,171	9,882	(2,290)	—	381,763
Subtotal, fixed maturity securities	1,087,232	27,475	(9,750)	—	1,104,957
Equity securities (2)	83,134	8,821	(84)	—	91,871
Other invested assets (5)	5,748	—	—	—	5,748
Totals	$1,176,114	$36,296	$(9,834)	$—	$1,202,576

(1)

Residential mortgage‑backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities includes interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 366 and 220 securities in an unrealized loss position at December 31, 2014 and December 31, 2013, respectively.

(4)	Amounts in this column represent other‑than‑temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximates fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2014
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$57,252	$57,740
Due after one year through five years	297,731	301,918
Due after five years through ten years	214,437	217,540
Due after ten years	286,727	305,882
Asset-backed securities	246,370	252,371
Totals	$1,102,517	$1,135,451

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
Gross realized gains
Fixed maturity securities	$644	$854	$1,845
Equity securities	1,534	1,011	270
Gross realized losses
Fixed maturity securities	(1,651)	(141)	(115)
Equity securities	(330)	(47)	(25)
Net realized gains on investments	$197	$1,677	$1,975

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

The following tables as of December 31, 2014 and 2013 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,506	$1	$1,506	$1
Obligations of states and political subdivisions	65,174	489	3,553	47	68,727	536
Residential mortgage-backed securities	18,853	44	47,769	1,238	66,622	1,282
Commercial mortgage-backed securities	10,485	34	—	—	10,485	34
Other asset-backed securities	1,999	2	—	—	1,999	2
Corporate and other securities	119,722	3,079	37,469	549	157,191	3,628
Subtotal, fixed maturity securities	216,233	3,648	90,297	1,835	306,530	5,483
Equity securities	16,119	1,986	1,277	103	17,396	2,089
Total temporarily impaired securities	$232,352	$5,634	$91,574	$1,938	$323,926	$7,572

	As of December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,503	$7	$-	$-	$1,503	$7
Obligations of states and political subdivisions	131,114	3,898	3,362	281	134,476	4,179
Residential mortgage-backed securities	50,048	1,570	37,166	1,660	87,214	3,230
Commercial mortgage-backed securities	6,008	8	-	-	6,008	8
Other asset-backed securities	3,240	31	4,608	5	7,848	36
Corporate and other securities	86,312	2,223	2,235	67	88,547	2,290
Subtotal, fixed maturity securities	278,225	7,737	47,371	2,013	325,596	9,750
Equity securities	3,933	73	299	11	4,232	84
Total temporarily impaired securities	$282,158	$7,810	$47,670	$2,024	$329,828	$9,834

Other‑Than‑Temporary Impairments

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

The Company holds no subprime mortgage debt securities. All of the Company’s holdings in mortgage‑backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

The unrealized losses in the Company’s fixed income and equity portfolio as of December 31, 2014 were reviewed for potential other‑than‑temporary asset impairments. The Company held no securities at December 31, 2014 with a material (20% or greater) unrealized loss for four or more consecutive quarters. Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List,” if any. Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at December 31, 2014 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

During the years ended December 31, 2014 and 2013, there was no significant deterioration in the credit quality of any of the Company’s holdings and no OTTI charges were recorded related to the Company’s portfolio of investment securities. At December 31, 2014 and December 31, 2013, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other‑than‑temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follow for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
Interest on fixed maturity securities	$40,717	$43,328	$42,235
Dividends on equity securities	3,428	1,829	559
Equity in earnings of other invested assets	685	148	—
Interest on other assets	79	139	39
Interest on cash and cash equivalents	10	18	18
Total investment income	44,919	45,462	42,851
Investment expenses	2,616	2,408	1,981
Net investment income	$42,303	$43,054	$40,870

4.Equipment and Leasehold Improvements

The carrying value of equipment and leasehold improvements by classification was as follows for the periods indicated.

	As of December 31,
	2014	2013
Software	$21,748	$20,608
Computer equipment	6,807	6,365
Leasehold improvements	2,524	2,524
Other equipment	2,400	2,400
Furniture and fixtures	1,316	1,186
Total cost	34,795	33,083
Less accumulated depreciation and amortization	26,510	22,419
Equipment and leasehold improvements, net	$8,285	$10,664

Depreciation and amortization expense for the years ended December 31, 2014, 2013, and 2012 was $4,133, $3,974, and $4,450, respectively.

5.Employee Benefit Plan

The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the “Retirement Plan”). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan and is allowed to contribute on a pre‑tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant’s base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $2,775, $2,649, and $2,490 for the years ended December 31, 2014, 2013, and 2012, respectively.

6.Share‑Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards. The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove "share recycling" plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At December 31, 2014, there were 453,930 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

For the years ended December 31, 2014, 2013, and 2012, the Company recorded compensation expense related to awards under the Incentive Plan of $2,981, $2,954, and $2,877, net of income tax benefit of $1,605, $1,591, and $1,549, respectively.

Stock Options

The following table summarizes stock option activity under the Incentive Plan.

	Years Ended December 31,
	2014		2013		2012
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Option	Exercise Price	Option	Exercise Price	Option	Exercise Price
Outstanding at beginning of year	20,200	$41.64	87,500	$39.24	125,700	$37.63
Exercised	(7,500)	39.60	(67,300)	38.52	(36,900)	33.63
Forfeited	—	—	—	—	(1,300)	42.85
Outstanding at end of period	12,700	42.85	20,200	41.64	87,500	39.24
Exercisable at end of period	12,700	$42.85	20,200	$41.64	87,500	$39.24

At December 31, 2014, 2013, and 2012, the aggregate intrinsic value of outstanding shares under option was $269, $296, and $606 with a weighted average remaining contractual term of 1.2, 2.1, and 2.9 years, respectively. Aggregate intrinsic value represents the total pretax intrinsic value, which is the difference between the fair value based upon the Company’s closing year‑ end stock price at December 31, 2014, 2013, and 2012 and the exercise price which would have been received by the option holders had all option holders exercised their options as of those dates. The exercise price on stock options outstanding under the Incentive Plan was $42.85 at December 31, 2014. The range of exercise prices on stock options outstanding under the Incentive Plan was $18.50 to $42.85 at December 31, 2013 and $13.30 to $42.85 at December 31, 2012. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $183, $1,197, and $463, respectively.

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

All of the Company’s restricted stock awards are issued as incentive compensation and are equity classified.

The following table summarizes restricted stock activity under the Incentive Plan assuming a target payout for the performance-based shares.

	Years Ended December 31,
	2014		2013		2012
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	211,234	$43.51	263,883	$41.47	282,117	$39.24
Granted	50,781	53.94	57,632	47.87	102,756	41.79
Vested and unrestricted	(81,149)	43.80	(103,788)	40.75	(117,936)	36.50
Forfeited	(4,750)	44.46	(6,493)	43.48	(3,054)	38.13
Outstanding at end of period	176,116	$46.38	211,234	$43.51	263,883	$41.47

	Years Ended December 31,
	2014		2013		2012
	Performance-based	Weighted	Performance-based	Weighted	Performance-based	Weighted
	Shares Under	Average	Shares Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	37,456	$44.13	—	$—	—	$—
Granted	29,903	57.94	37,456	44.13	—	—
Vested and unrestricted	—	—	—	—	—	—
Forfeited	(2,635)	46.96	—	-	—	—
Outstanding at end of period	64,724	$50.40	37,456	$44.13	—	$—

As of December 31, 2014, there was $6,479 of unrecognized compensation expense related to non‑vested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years. The total fair value of the shares that were vested and unrestricted during the years ended December 31, 2014, 2013, and 2012 was $3,554, $4,230, and $4,304, respectively.

7.Commitments and Contingencies

Lease Commitments

The Company has various non‑cancelable long‑term operating leases. The approximate minimum annual rental payments due under these lease agreements as of December 31, 2014 are presented in the following table.

2015	$4,004
2016	4,006
2017	3,946
2018	3,915
2019	123
Total minimum lease payments	$15,994

Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense was $4,236, $4,150, and $4,114 for the years ended December 31, 2014, 2013, and 2012, respectively. All leases expire prior to 2020. The Company expects that in the normal course of business, leases that expire will be renewed.

An eighth amendment to a lease agreement for the lease of office space was executed on April 5, 2007. Under the provisions of this amendment, additional space was occupied and the lease term was extended an additional ten years commencing on January 1, 2009, with an option to renew for one additional five‑year term.

At December 31, 2014, the Company has software purchase commitments of $1,409.

As part of the Company’s investment activity, we have committed $25,000 to investments in limited partnerships.  The Company has contributed $10,576 to these commitments as of December 31, 2014.  As of December 31, 2014, the remaining committed capital due to be called is $14,424.

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

8.Debt

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non‑insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk‑based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of December 31, 2014, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross‑default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at December 31, 2014 or 2013. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% per annum on the $30,000 commitment at December 31, 2014 and 2013.

The Company became a member of the FHLB-Boston during the quarter ended September 30, 2014.  Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities.  The Company has no amounts outstanding from the FHLB-Boston at December 31, 2014.

9.Reinsurance

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

The Company is subject to concentration of credit risk with respect to reinsurance ceded to CAR. At December 31, 2014, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $52,667 and ceded unearned premiums of $17,909 were associated with CAR. At December 31, 2013, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $48,507 and ceded unearned premiums of $15,657 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company’s participation in CAR resulted in assumed net losses of $1,278, $1,487 and $424 for the years ended December 31, 2014, 2013 and 2012, respectively.

CAR has been, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement has applied to the Company.

The effect of assumed and ceded premiums on net written and earned premiums and losses and LAE incurred is as follows.

	Years Ended December 31,
	2014	2013	2012
Written Premiums
Direct	$765,685	$731,680	$696,220
Assumed	25,602	20,593	17,943
Ceded	(56,373)	(54,733)	(50,221)
Net written premiums	$734,914	$697,540	$663,942

Earned Premiums
Direct	$747,786	$715,657	$673,596
Assumed	23,724	19,251	16,910
Ceded	(54,635)	(53,038)	(48,037)
Net earned premiums	$716,875	$681,870	$642,469

Loss and LAE
Direct	$486,649	$465,162	$431,526
Assumed	18,144	15,247	13,102
Ceded	(28,427)	(32,660)	(22,411)
Net loss and LAE	$476,366	$447,749	$422,217

10.Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
Reserves for losses and LAE at beginning of year	$455,014	$423,842	$403,872
Less receivable from reinsurers related to unpaid losses and LAE	(60,346)	(52,185)	(51,774)
Net reserves for losses and LAE at beginning of year	394,668	371,657	352,098
Incurred losses and LAE, related to:
Current year	513,734	476,638	439,527
Prior years	(37,368)	(28,889)	(17,310)
Total incurred losses and LAE	476,366	447,749	422,217
Paid losses and LAE related to:
Current year	316,979	299,882	272,454
Prior years	133,288	124,856	130,204
Total paid losses and LAE	450,267	424,738	402,658
Net reserves for losses and LAE at end of period	420,767	394,668	371,657
Plus receivable from reinsurers related to unpaid losses and LAE	61,245	60,346	52,185
Reserves for losses and LAE at end of period	$482,012	$455,014	$423,842

At the end of each period, the reserves were re‑estimated for all prior accident years. The Company’s prior year reserves decreased by $37,368, $28,889, and $17,310 for the years ended 2014, 2013, and 2012, respectively, and resulted from re‑estimations of prior years ultimate loss and LAE liabilities. The decrease in prior year reserves during 2014 was primarily composed of a reduction $23,272 in the Company’s retained automobile and $8,804 in the Companies retained homeowners reserves. The decrease in prior year reserves during 2013 was primarily composed of a reduction in the Company’s retained automobile reserves, partially offset by an increase in reserves of homeowners and all other lines of business. The decrease in prior year reserves during 2012 was primarily composed of reductions in the Company’s retained automobile reserves.

The Company’s private passenger automobile line of business prior year reserves decreased during the years ended December 31, 2014, 2013 and 2012 primarily due to improved retained private passenger results. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

11.Income Taxes

A summary of the income tax expense in the Consolidated Statements of Income is shown below.

	Years Ended December 31,
	2014	2013	2012
Current Income Taxes:
Federal	$24,389	$24,417	$22,328
State	177	21	3
	24,566	24,438	22,331
Deferred Income Taxes:
Federal	(602)	1,899	1,023
State	—	—	—
	(602)	1,899	1,023
Total income tax expense	$23,964	$26,337	$23,354

The income tax expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows for the periods indicated.

	Years Ended December 31,
	2014	2013	2012
Federal income tax expense, at statutory rate	$29,162	$30,691	$28,498
Tax‑exempt investment income, net	(5,429)	(4,711)	(5,142)
State taxes, net	115	14	2
Nondeductible expenses	222	210	202
Other, net	(106)	133	(206)
Total income tax expense	$23,964	$26,337	$23,354

The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company’s consolidated federal tax return group. Its components were as shown in the following table for the periods indicated.

	Years Ended December 31,
	2014	2013
Deferred tax assets:
Discounting of loss reserves	$6,505	$7,057
Discounting of unearned premium reserve	26,993	25,770
Bad debt allowance	516	384
Employee benefits	8,112	7,248
Rent incentive	503	635
Total deferred tax assets	42,629	41,094
Deferred tax liabilities:
Deferred acquisition costs	(23,565)	(22,186)
Investments	(2,161)	(1,881)
Net unrealized gains on investments	(15,462)	(9,261)
Depreciation	(35)	(295)
Software development costs	(2,090)	(2,505)
Premium acquisition expenses	(862)	(890)
Other	(68)	(92)
Total deferred tax liabilities	(44,243)	(37,110)
Net deferred tax (liability) asset	$(1,614)	$3,984

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

As of December 31, 2014, 2013 and 2012, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

The Company records interest and penalties associated with audits as a component of income before income taxes. Penalties are recorded in underwriting, operating and other expenses, and interest expense is recorded in interest expenses in the Consolidated Statement of Operations. The Company had no interest and penalties related to income taxes accrued as of December 31, 2014 and 2013.

The Company’s U.S. federal tax return for the year ended December 31, 2012 was examined by the IRS. The examination was completed during the quarter ending June 30, 2014 with no findings. In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised. Tax years prior to 2011 are closed.

12.Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of December 31, 2014, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. During the year ended December 31, 2014, the Company purchased 460,023 of its common shares on the open market under the program at a cost of $23,467. During the year ended December 31, 2013, the Company purchased 90,902 of its common shares on the open market under the program at a cost of $4,799. As of December 31, 2014, the Company had purchased 2,279,570 shares at a cost of $83,835. As of December 31, 2013, the Company had purchased 1,819,547 shares on the open market at a cost of $60,368.

13.Statutory Net Income and Surplus

Statutory Accounting Practices

The Company’s insurance company subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the Division, but allowed by the Division. Statutory net income of the Company’s insurance company subsidiaries was $55,330, $57,518, and $56,895 for the years ended December 31, 2014, 2013, and 2012, respectively. Statutory capital and surplus of the Company’s insurance subsidiaries was $630,041 and $627,993 at December 31, 2014 and 2013, respectively.

Dividends

The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the “Commissioner”). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve‑ month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year‑end 2014, the statutory surplus of Safety Insurance was $630,041 and its net income for 2014 was $51,211. As a result, a maximum of $63,004 is available in 2014 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2014, Safety Insurance recorded dividends to Safety of $59,186. As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $567,037 at December 31, 2014.

Risk‑Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk‑based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk‑based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk‑based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk‑based capital falls. As of December 31, 2014, the Insurance Subsidiaries had total adjusted capital of $630,041, which is in excess of amounts requiring company or regulatory action at any prescribed risk‑based capital action level. Minimum statutory capital and surplus, or company action level risk‑based capital, was $96,662 at December 31, 2014.

14.Fair Value of Financial Instruments

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

With the exception of the REIT and FHLB-Boston securities, which are categorized as Level 3 securities, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2014. There were no significant changes to the valuation process during the year ended December 31, 2014. As of December 31, 2014 and December 31, 2013, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At December 31, 2014 and December 31, 2013, investments in fixed maturities and equity securities classified as available-for-sale had a fair value which equaled carrying value of $1,244,604 and $1,196,828, respectively.  At December 31, 2014 and December 31, 2013, we held no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for available‑for‑sale investments for the periods indicated.

	As of December 31, 2014
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,506	$—	$1,506	$—
Obligations of states and political subdivisions	460,325	—	460,325	—
Residential mortgage-backed securities	207,683	—	207,683	—
Commercial mortgage-backed securities	34,438	—	34,438	—
Other asset-backed securities	10,250	—	10,250	—
Corporate and other securities	421,249	—	421,249	—
Equity securities	109,153	91,523	—	17,630
Total investment securities	$1,244,604	$91,523	$1,135,451	$17,630

	As of December 31, 2013
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,503	$—	$1,503	$—
Obligations of states and political subdivisions	467,325	—	467,325	—
Residential mortgage-backed securities	208,702	—	208,702	—
Commercial mortgage-backed securities	32,219	—	32,219	—
Other asset-backed securities	13,445	—	13,445	—
Corporate and other securities	381,763	—	381,763	—
Equity securities	91,871	75,951	—	15,920
Total investment securities	$1,196,828	$75,951	$1,104,957	$15,920

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2014 or 2013.

The following tables summarize the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$15,920	$5,346	$—
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	1,205	574	—
Purchases	505	10,000	—
Transfers into Level 3	—	—	5,346
Transfers out of Level 3	—	—	—
Balance at end of period	$17,630	$15,920	$5,346
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of Level 3 during 2014 and 2013.  A transfer of the Company’s investment in a real estate investment trust equity investment was made during 2012 into the Level 3 classification. The Company held two Level 3 securities at December 31, 2014.

15.Quarterly Results of Operations (Unaudited)
An unaudited summary of the Company’s 2014 and 2013 quarterly performance, and audited annual performance, is as follows.

	Year ended December 31, 2014
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$191,087	$192,946	$196,119	$198,645	$778,797
Net income	12,125	21,423	15,436	10,370	59,354
Earnings per weighted average common share:
Basic	0.79	1.40	1.03	0.69	3.93
Diluted	0.79	1.40	1.03	0.69	3.91
Cash dividends paid per common share	0.60	0.60	0.70	0.70	2.60

	Year ended December 31, 2013
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$181,796	$184,001	$187,694	$191,793	$745,284
Net income	13,984	18,059	17,656	11,652	61,351
Earnings per weighted average common share:
Basic	0.91	1.17	1.15	0.76	4.00
Diluted	0.91	1.17	1.14	0.76	3.98
Cash dividends paid per common share	0.60	0.60	0.60	0.60	2.40

16.Related Party Transactions

Mr. A. Richard Caputo, Jr., a member of the Company’s Board of Directors and the Chairman of its Investment Committee, is a principal of The Jordan Company, LP (“Jordan”).  In 2012, the Company participated as a lender in two loans made by syndicates of lenders to a portfolio company in which funds managed by Jordan are controlling or a significant investor.  The first loan, made to Vantage Specialties, Inc., currently bears interest at a rate of 5.00% per annum and matures on February 10, 2018.  The Company’s participation in the loan is $1,451 at December 31, 2014. The second loan, made to ARCAS Automotive (formerly known as Sequa Auto), was disposed of in 2014.  The remaining loan amortizes in equal quarterly installments of 0.25% of the principal amount per quarter.  The Company made the loans on the same terms as the other lenders participating in the syndicate.  The loans were subject to the approval of the Company’s full Investment Committee.

17.Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure in the consolidated financial statements on Form 10‑K filed herewith and no events have occurred that require recognition or disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of Safety Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2014, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 and 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The following disclosures relate to actions taken by the Board of Directors of the Company (the "Board"), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2015 on a Form 8-K.

•

On February 24, 2015, the Compensation Committee of the Board approved the 2014 annual executive cash bonus pool in the total amount of $2,266 pursuant to the Annual Performance Incentive Plan. Of the total pool, the following amounts were allocated to the Company's CEO and Named Executive Officers: David F. Brussard, $828;  William J. Begley, Jr., $300; Edward N. Patrick, Jr., $269; George M. Murphy, $263; James D. Berry, $198.

•

On February 24, 2015, the Compensation Committee of the Board approved executive long-term incentive awards to certain members of senior management pursuant to our 2002 Management Omnibus Incentive Plan, as Amended.  The long-term incentive awards were granted in a total amount of $3,300 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on February 24, 2015. Of the total award, 45% vests in three annual installments of 30% on February 24, 2016, 30% on February 24, 2017, and 40% on February 24, 2018 and were allocated to the Company's CEO and Named Executive Officers as follows; David F. Brussard, $551 worth of restricted stock; William J. Begley, Jr., $203 worth of restricted stock; George M. Murphy $225 worth of restricted stock; and James D. Berry, $180 worth of restricted stock.  The form of restricted stock agreement with service vesting that will be entered into is attached hereto as Exhibit 10.19. Of the total award, 55% vests over a three-year performance period commencing on January 1, 2015 and ending on December 31, 2017.  Vesting of these shares is dependent upon the attainment of pre-established performance objectives and were allocated to the Company's CEO and Named Executive Officers as follows; David F. Brussard, $674 worth of restricted stock; William J. Begley, Jr., $248 worth of restricted stock; George M. Murphy $275 worth of restricted stock; and James D. Berry, $220 worth of restricted stock.  The form of restricted stock agreement with performance-based vesting that will be entered into is attached hereto as Exhibit 10.65.

•

Upon recommendation from the Compensation Committee, on February 24, 2015, the Board approved executive deferred compensation awards pursuant to the Executive Incentive Compensation Plan in the total amount of $1,020.  Of the total award, the following amounts were allocated to the Company's CEO and Named Executive Officers: David F. Brussard, $376; William J. Begley, Jr., $140 James D. Berry, $105; Edward N. Patrick, Jr., $116, and George M. Murphy, $129.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following documents are filed as a part of this report:

1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2014 are contained herein as listed in the Index to Consolidated Financial Statements.

2. Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules.

3. Exhibits: The exhibits are contained herein as listed in the Index to Exhibits.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc.

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2014

(Dollars in thousands)

			Amount at
			which shown
	Cost or	Estimated	in the Balance
	Amortized Cost	Fair Value	Sheet
Fixed maturities:
U.S. government and government agencies and authorities	$203,457	$209,189	$209,189
Obligations of states and political subdivisions	437,299	460,325	460,325
Corporate and other securities	461,761	465,937	465,937
Total fixed maturities	1,102,517	1,135,451	1,135,451
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	97,910	109,153	109,153
Total equity securities	97,910	109,153	109,153
Other invested assets	11,657	11,657	11,657
Total investments	$1,212,084	$1,256,261	$1,256,261

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	December 31,
	2014	2013
Assets
Investments in consolidated affiliates	$709,523	$696,195
Other	54	69
Total assets	$709,577	$696,264
Liabilities
Accounts payable and other liabilities	$1,294	$1,077
Total liabilities	1,294	1,077
Shareholders’ equity	708,283	695,187
Total liabilities and shareholders’ equity	$709,577	$696,264

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Income and Comprehensive Income

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Revenues	$—	$—	$—
Expenses	1,264	1,201	1,194
Net loss	(1,264)	(1,201)	(1,194)
Earnings from consolidated subsidiaries	60,618	62,552	59,264
Net income	59,354	61,351	58,070
Other net comprehensive income, net of taxes	11,515	(26,156)	7,735
Comprehensive net income	$70,869	$35,195	$65,805

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$59,354	$61,351	$58,070
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from consolidated subsidiaries	(60,618)	(62,552)	(59,264)
Dividends received from consolidated subsidiaries(1)	59,186	36,114	29,137
Amortization of restricted stock expense	4,315	4,153	4,430
Changes in assets and liabilities:
Other assets	15	(61)	12
Accounts payable and accrued liabilities	217	67	8
Net cash provided by operating activities	62,469	39,072	32,393
Proceeds from exercise of stock options	297	2,592	1,241
Excess tax benefit from stock options exercised	3
Dividends paid	(39,302)	(36,865)	(33,634)
Acquisition of treasury stock	(23,467)	(4,799)	—
Net cash used for financing activities	(62,469)	(39,072)	(32,393)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

(1) In 2013 and 2012, the Company incorrectly presented dividends received from operating subsidiaries that represent returns on these investments as investing activities rather than as operating activities in the statements of cash flows. The Company has revised the presentation of all prior cash flows to correct this classification. No portion of the dividends received from operating subsidiaries during 2014, 2013 or 2012 represent returns of capital and therefore no portion is presented as an investing activity.

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

	As of December 31,
		Future Policy
	Deferred	Benefits,
	Policy	Losses,
	Acquisition	Claims and Loss	Unearned
Segment	Costs	Expenses	Premiums
Property and Casualty Insurance
2014	$67,329	$482,012	$390,361
2013	63,388	455,014	370,583
2012	60,665	423,842	353,219

	Years Ended December 31,
			Benefits,			Amortization of
			Claims,			Deferred
		Net	Losses, and	Other		Policy
	Premium	Investment	Settlement	Operating	Premiums	Acquisition
Segment	Revenue	Income	Expenses	Expenses	Written	Costs
Property and Casualty Insurance
2014	$716,875	$42,303	$476,366	$86,497	$734,914	$132,526
2013	681,870	43,054	447,749	83,557	697,540	126,201
2012	642,469	40,870	422,217	81,288	663,942	118,850

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

					Percent of
					Amount
Property and Casualty	Gross	Ceded to Other	Assumed from	Net	Assumed
Insurance Earned Premiums	Amount	Companies	Other Companies	Amount	to Net
Years ended December 31,
2014	$747,786	$54,635	$23,724	$716,875	3.3%
2013	715,657	53,038	19,251	681,870	2.8%
2012	673,596	48,037	16,910	642,469	2.6%

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period
Allowance for doubtful accounts Years Ended December 31,
2014	$456	$1,131	$—	$1,125	$462
2013	635	836	—	1,015	456
2012	362	1,253	—	980	635

(1) Deductions represent write‑offs of accounts determined to be uncollectible.

Safety Insurance Group, Inc.

Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Reserves for
	Deferred	Unpaid Claims
	Policy	and Claims			Net
	Acquisition	Adjustment	Unearned	Earned	Investment
Affiliation With Registrant	Costs	Expenses	Premiums	Premiums	Income
Consolidated Property & Casualty Subsidiaries
2014	$67,329	$482,012	$390,361	$716,875	$42,303
2013	63,388	455,014	370,583	681,870	43,054
2012	60,665	423,842	353,219	642,469	40,870

	Years Ended December 31,
	Claims and Claims		Amortization	Paid Claims
	Adjustment Expenses		of Deferred	and Claims
	Incurred Related to		Policy
	Current	Prior	Acquisition	Adjustment	Premiums
Affiliation With Registrant	Year	Year	Costs	Expenses	Written
Consolidated Property & Casualty Subsidiaries
2014	$513,734	$(37,368)	$132,526	$450,267	$734,914
2013	476,638	(28,889)	126,201	424,738	697,540
2012	439,527	(17,310)	118,850	402,658	663,942

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ David F. Brussard David F. Brussard	President, Chief Executive Officer and Chairman of the Board	March 2, 2015

/s/ William J. Begley, Jr. William J. Begley, Jr.	Vice President, Chief Financial Officer, Secretary, and Principal Accounting Officer	March 2, 2015

/s/ A. Richard Caputo, Jr. A. Richard Caputo, Jr.	Director	March 2, 2015

/s/ Frederic H. Lindeberg Frederic H. Lindeberg	Director	March 2, 2015

/s/ Peter J. Manning Peter J. Manning	Director	March 2, 2015

/s/ David K. McKown David K. McKown	Director	March 2, 2015

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.(1)
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.(1)
4	Form of Stock Certificate for the Common Stock (1)
10.1

Lease Agreement between Thomas Black Corporation and Aman, Inc. for the lease of office space located on the 1st through 6th, 11th and 12th floors of 20 Custom House Street, Boston, Massachusetts, dated June 11, 1987, and as amended on October 11, 1988, September 14, 1989, September 19, 1990, February 23, 1994, December 20, 1996, June 24, 2002, July 26, 2004 and April 5, 2007 (2)

10.2	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001(1)
10.3	2001 Restricted Stock Plan (1)(4)
10.4	Executive Incentive Compensation Plan (1)(4)
10.5	2002 Management Omnibus Incentive Plan, as Amended (7)
10.6	Reinsurance Terms Sheet between Safety Insurance Company and Swiss Re America Corporation, effective January 1, 2002(1)
10.7	Excess Catastrophe Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2002(1)
10.8	Property Risk Excess of Loss Reinsurance Program Terms Sheet between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2002(1)
10.9	Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective July 1, 2003(1)
10.10	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David F. Brussard, as of December 31, 2008(3)(4)(11)
10.11	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and William J. Begley, Jr., as of December 31, 2008(3)(4)(11)
10.12	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Edward N. Patrick, Jr., as of December 31, 2008(3)(4)(11)
10.13	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Daniel D. Loranger, as of December 31, 2008(3)(4)(11)
10.14	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Robert J. Kerton, as of December 31, 2008(3)(4)(13)
10.15	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David E. Krupa, as of December 31, 2008(3)(4)(11)
10.16	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(4)(5)(12)
10.17	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(4)(5)(12)
10.18	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(4)(5)(12)
10.19	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(4)(5)

10.20	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(4)(5)
10.21	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.22	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.23	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(4)(5)
10.24	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and James D. Berry, as of December 31, 2008(4)(6)(13)
10.25	Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy, as of December 31, 2008(4)(6)(13)
10.26	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2006(7)
10.27	Property Excess of Loss Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Blanch Inc., effective January 1, 2006(7)
10.28	Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.29	Addendum No. 1 to Casualty Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.30	Property Catastrophe Excess of Loss Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.31	Umbrella Liability Quota Share Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and Swiss Re America Corporation, effective January 1, 2006(7)
10.32	Addendum No. 1 to Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective April 1, 2006(7)
10.33	Annual Performance Incentive Plan(4)(7)
10.34	Excess Catastrophe Reinsurance Contract between Safety Insurance Company, Safety Indemnity Insurance Company and Benfield Inc., effective January 1, 2007(8)
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
10.45

Service Line for Homeowners Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company and The Hartford Steam Boiler Inspection and Insurance Company, effective August 1, 2010 (14)

10.46

Equipment Breakdown for Homeowners Reinsurance Agreement between Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company and the Hartford Steam Boiler Inspection and Insurance Company, effective August 1, 2010(14)

10.47	Amendment to Management Omnibus Incentive Plan dated August 4, 2010 (4)(15)
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

10.51	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David F. Brussard, as of December 17, 2012(4)(17)
10.52	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and William J. Begley, Jr., as of December 17, 2012(4) (17)
10.53	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Daniel D. Loranger, as of December 17, 2012(4) (17)
10.54	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Edward N. Patrick, Jr., as of December 17, 2012(4) (17)
10.55	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David E. Krupa, as of December 17, 2012(4) (17)
10.56	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Robert J. Kerton, as of December 17, 2012(4) (17)
10.57	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and James D. Berry, as of December 17, 2012(4) (17)
10.58	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy, as of December 17, 2012(4) (17)
10.59	Amendment to Management Omnibus Incentive Plan, as Amended dated March 11, 2013(4)(18)

10.60	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, as Amended(4)(18)
10.61	Amended and Restated Revolving Credit Agreement with RBS Citizens(19)
10.62	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(4) (20)
10.63	Employment Agreement by and between Safety Insurance Group, Inc. and Paul J. Narciso, as of August 5, 2013(4) (20)
10.64	Employment Agreement by and between Safety Insurance Group, Inc. and Stephen A. Varga, as of August 6, 2014(4) (21)
10.65	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(4) (22)
10.66 21	Form of Restricted Stock Notice and Agreement under the 2002 Management Omnibus Plan, As Amended(4) (22) Subsidiaries of Safety Insurance Group, Inc.(9)
23	Consent of PricewaterhouseCoopers LLP (22)
24	Power of Attorney(1)
31.1	CEO Certification Pursuant to Rule 13a‑14(a)/15d‑14(a), as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002(22)
31.2	CFO Certification Pursuant to Rule 13a‑14(a)/15d‑14(a), as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002(22)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(22)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(22)
101.INS	XBRL Instance Document (22)
101.SCH	XBRL Taxonomy Extension Schema (22)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (22)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (22)
101.LAB	XBRL Taxonomy Extension Label Linkbase (22)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (22)

(1)Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-87056) filed April 26, 2002, and as amended on Form S-8 (Reg. No. 333-110676) filed on November 21, 2003 and as amended on Form S-8 (Reg. No. 333-140423) filed on February 2, 2007.

(2)Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-87056) filed April 26, 2002, and as amended on Form S-8 (Reg. No. 333-110676) filed on November 21, 2003 and as amended on Form S-8 (Reg. No. 333-140423) filed on February 2, 2007, and as incorporated herein by reference on Form 10-Q for the quarterly period ended June 30, 2007, as filed on August 9, 2007.

(3)Incorporated herein by reference to the Registrant's Form 10-Q for the quarterly period ended September 30, 2004 filed on November 9, 2004.

(4)Denotes management contract or compensation plan or arrangement.

(5)Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

(6)Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2005 filed on March 16, 2006.

(7)Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.

(8)Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007.

(9)Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2007 filed on March 14, 2008.

(11)Incorporated herein by reference to the Registrant’s Form 8-K filed on December 31, 2008.

(12)Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2008, as filed on November 7, 2008.

(13)Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2008 filed on March 13, 2009.

(14)Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2010, as filed on August 6, 2010.

(15)Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2010 filed on March 14, 2011.

(16)Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011, as filed on November 8, 2011.

(17)Incorporated herein by reference to the Registrant’s Form 8-K filed on December 20, 2012.

(18)Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2012 filed on March 18, 2013

(19)Incorporated herein by reference to the Registrant’s Form 8-K filed on August 26, 2013.

(20)Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2013, as filed on November 8, 2013.

(21)Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2014, as filed on November 7, 2014.

(22)Included herein.