Form 10-Q
period 2015-03-31
SAFETY INSURANCE GROUP INC
filed 2015-05-08
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

Yes ☐  No ☒

As of May 5, 2015 there were 15,091,639 shares of common stock with a par value of $0.01 per share outstanding.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,094,470 and $1,102,517)	$1,132,872	$1,135,451
Equity securities, at fair value (cost: $98,985 and $97,910)	109,756	109,153
Other invested assets	11,794	11,657
Total investments	1,254,422	1,256,261
Cash and cash equivalents	25,272	42,455
Accounts receivable, net of allowance for doubtful accounts	177,168	175,532
Receivable for securities sold	806	—
Accrued investment income	10,060	10,295
Taxes recoverable	25,815	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	6,764	6,267
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	111,472	61,245
Ceded unearned premiums	21,388	19,638
Deferred policy acquisition costs	67,275	67,329
Deferred income taxes	2,128	—
Equity and deposits in pools	25,775	23,159
Other assets	13,963	13,538
Total assets	$1,742,308	$1,675,719

Liabilities
Loss and loss adjustment expense reserves	$570,013	$482,012
Unearned premium reserves	394,836	390,361
Accounts payable and accrued liabilities	44,945	65,863
Payable for securities purchased	3,242	4,591
Payable to reinsurers	9,711	7,653
Deferred income taxes	—	1,614
Taxes payable	—	265
Other liabilities	52,554	15,077
Total liabilities	1,075,301	967,436

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,371,994 and 17,288,728 shares issued	174	173
Additional paid-in capital	176,597	175,583
Accumulated other comprehensive income, net of taxes	31,963	28,715
Retained earnings	542,108	587,647
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	667,007	708,283
Total liabilities and shareholders’ equity	$1,742,308	$1,675,719

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Net earned premiums	$182,564	$175,970
Net investment income	10,557	10,573
Net realized gains on investments	411	20
Finance and other service income	4,507	4,524
Total revenue	198,039	191,087

Losses and loss adjustment expenses	208,324	120,888
Underwriting, operating and related expenses	52,097	53,407
Interest expense	22	22
Total expenses	260,443	174,317

(Loss) income before income taxes	(62,404)	16,770
Income tax (credit) expense	(27,333)	4,645
Net (loss) income	$(35,071)	$12,125

(Loss) earnings per weighted average common share:
Basic	$(2.37)	$0.79
Diluted	$(2.37)	$0.79

Cash dividends paid per common share	$0.70	$0.60

Number of shares used in computing (loss) earnings per share:
Basic	14,824,132	15,194,391
Diluted	14,824,132	15,255,561

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(35,071)	$12,125

Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of tax expense of $1,893 and $3,854 .	3,515	7,158
Reclassification adjustment for gains included in net income, net of tax expense of ($144) and ($7).	(267)	(13)
Unrealized gains on securities available for sale	3,248	7,145

Comprehensive (loss) income	$(31,823)	$19,270

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2013	$172	$170,391	$17,200	$567,792	$(60,368)	$695,187
Net income, January 1 to March 31, 2014				12,125		12,125
Other comprehensive income, net of deferred federal income taxes			7,145			7,145
Restricted share awards issued	1	217				218
Recognition of employee share-based compensation, net of deferred federal income taxes		1,311				1,311
Exercise of options, net of federal income taxes		70				70
Dividends paid and accrued				(9,241)		(9,241)
Balance at March 31, 2014	$173	$171,989	$24,345	$570,676	$(60,368)	$706,815

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2014	$173	$175,583	$28,715	$587,647	$(83,835)	$708,283
Net loss, January 1 to March 31, 2015				(35,071)		(35,071)
Other comprehensive income, net of deferred federal income taxes			3,248			3,248
Restricted share awards issued	1	246				247
Recognition of employee share-based compensation, net of deferred federal income taxes		659				659
Exercise of options, net of federal income taxes		109				109
Dividends paid and accrued				(10,468)		(10,468)
Balance at March 31, 2015	$174	$176,597	$31,963	$542,108	$(83,835)	$667,007

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(35,071)	$12,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	2,608	3,345
Provision for deferred income taxes	(5,492)	67
Net realized gains on investments	(411)	(20)
Changes in assets and liabilities:
Accounts receivable	(1,636)	(5,816)
Accrued investment income	235	54
Receivable from reinsurers	(50,724)	(1,458)
Ceded unearned premiums	(1,750)	(775)
Deferred policy acquisition costs	54	(1,424)
Taxes recoverable	(25,815)	(4,765)
Other assets	(2,928)	(3,101)
Loss and loss adjustment expense reserves	88,001	6,008
Unearned premium reserves	4,475	10,829
Accounts payable and accrued liabilities	(21,154)	(19,455)
Payable to reinsurers	2,058	347
Other liabilities	37,477	(4,056)
Net cash used for operating activities	(10,073)	(8,095)

Cash flows from investing activities:
Fixed maturities purchased	(64,505)	(65,549)
Equity securities purchased	(16,353)	(4,302)
Other invested assets purchased	(7)	(750)
Proceeds from sales and paydowns of fixed maturities	18,478	28,201
Proceeds from maturities, redemptions, and calls of fixed maturities	50,480	16,116
Proceed from sales of equity securities	15,996	3,928
Fixed assets purchased	(815)	(615)
Net cash provided by (used for) investing activities	3,274	(22,971)

Cash flows from financing activities:
Proceeds from stock options exercised	107	61
Excess tax benefit from stock options exercised	2	9
Dividends paid to shareholders	(10,493)	(9,211)
Net cash used for financing activities	(10,384)	(9,141)

Net decrease in cash and cash equivalents	(17,183)	(40,207)
Cash and cash equivalents at beginning of year	42,455	55,877
Cash and cash equivalents at end of period	$25,272	$15,670

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

The financial information as of March 31, 2015 and 2014 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods.  The financial information as of December 31, 2014 is derived from the audited financial statements included in the Company's  2014 annual report on Form 10-K filed with the SEC on March 2, 2015.

These unaudited interim consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2015.

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

2.  Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest. This ASU simplifies the presentation of debt issuance costs as the amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The standard requires a retrospective approach where the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The standard also requires compliance with applicable disclosures for a change in an accounting principle. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its financial position and results of operations.

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

In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period" ("ASU 2014-12”), which revises the accounting treatment for stock compensation tied to performance targets. ASU 2014-12 is effective for calendar years beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its financial position or results of operations.

In May 2014, the FASB issued as final, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016 and prohibits early adoption. ASU 2014-09 allows for the use of either the retrospective or modified retrospective approach of adoption. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its financial position or results of operations.

3.  (Loss) Earnings per Weighted Average Common Share

Basic (loss) earnings per weighted average common share (“EPS”) is calculated by dividing net (loss) income by the weighted average number of basic common shares outstanding during the period.  Diluted (loss) earnings per share amounts are based on the weighted average number of common shares including non-vested performance stock grants and the net effect of potentially dilutive common stock options.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2015		2014
Earnings attributable to Safety's common shareholders - basic and diluted (in millions):
Net (loss) income from continuing operations	$(35,071)		$12,125
Allocation of income for participating shares	—		(131)	(1)
Net (loss) income from continuing operations attributed to Safety's common shareholders	(35,071)		11,994	(1)
Earnings per share denominator - basis and diluted
Total weighted average common shares outstanding, including participating shares	14,963,369		15,359,989
Less: weighted average participating shares	(139,237)		(165,598)
Basic earnings per share denominator	14,824,132		15,194,391	(1)
Common equivalent shares- stock options	—	(2)	2,929
Common equivalent shares- non-vested performance stock grants	—	(3)	58,241
Diluted earnings per share denominator	14,824,132		15,255,561	(1)

Basic (loss) earnings per share	$(2.37)		$0.79
Diluted (loss) earnings per share	$(2.37)		$0.79

Undistributed (loss) earnings attributable to Safety's common shareholders - basic and diluted:
Net (loss) income from continuing operations attributable to Safety's common shareholders -Basic	$(2.37)		$0.79
Dividends declared	(0.70)		(0.60)
Undistributed (loss) earnings	$(3.07)		$0.19

Net (loss) income from continuing operations attributable to Safety's common shareholders -Diluted	$(2.37)		$0.79
Dividends declared	(0.70)		(0.60)
Undistributed (loss) earnings	$(3.07)		$0.19

(1)

The 2014 basic and diluted earnings per share numerators and denominators were revised to correct the allocation of net income to participating securities under the two-class method.    The revision did not result in a change to basic or diluted earnings per share.  The Company evaluated the materiality of these revisions in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that these revisions, individually and in the aggregate, were immaterial to all prior periods.   The 2014 basic earnings per share numerator and denominator as originally reported were $12,125 and 15,359,989, respectively.  The 2014 diluted earnings per share numerator and denominator as originally reported were $12,125 and 15,421,159, respectively.

(2)	This excludes 2,228 of common equivalent shares related to stock options because their inclusion would be anti dilutive due to the net loss of the Company.
(3)	This excludes 96,959 of common equivalent shares related to non-vested performance stock grants because their inclusion would be anti dilutive due to the net loss of the Company.

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive.  There were no anti-dilutive stock options or non-vested performance stock grants for the three months ended March 31, 2014.

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

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove "share recycling" plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At March 31,  2015, there were 372,910 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

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

The following table summarizes stock option activity under the Incentive Plan for the three months ended  March 31, 2015.

			Weighted
	Shares	Weighted	Average		Aggregate
	Under	Average	Remaining		Intrinsic
	Option	Exercise Price	Contractual Term		Value
Outstanding at beginning of year	12,700	$42.85
Exercised	(2,500)	$42.85
Outstanding at end of period	10,200	$42.85	0.9	years	$172
Exercisable at end of period	10,200	$42.85	0.9	years	$172

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, which is the difference between the fair value based upon the Company’s closing stock price on March 31,  2015 and the exercise price which would have been received by the option holders had all option holders exercised their options as of that date.  The exercise price on stock options outstanding under the Incentive Plan at March 31,  2015 and March 31,  2014 was $42.85. The total intrinsic value of options exercised during the three months ended March 31,  2015 and 2014 was $53 and $46, respectively.

As of March 31, 2011, all compensation expense related to non-vested option awards had been recognized. Cash received from options exercised was $107 and $61 for the three months ended March 31,  2015 and 2014, respectively.

Restricted Stock

Service-based restricted stock awarded in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as compensation expense over the requisite service period.  Service-based restricted stock awards generally vest over a three-year period and vest 30% on the first and second anniversaries of the grant date and 40% on the third anniversary of the grant date, except for non-executive employees’ restricted stock awards which vest ratably over a five-year service period and independent directors’ stock

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

awards which vest immediately.  Our independent directors are subject to stock ownership guidelines, which require them to have a value four times their annual cash retainer.

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

Actual payouts can range from 0% to 200% of target shares awarded depending upon the level of achievement of the respective market and performance conditions during a three calendar-year performance period.  Compensation expense for share awards with a performance condition is based on the probable number of awards expected to vest using the performance level most likely to be achieved at the end of the performance period.

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

The following table summarizes restricted stock activity under the Incentive Plan during the three months ended March 31,  2015, assuming a target payout for the 2015 performance-based shares.

	Shares	Weighted	Performance-based	Weighted
	Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	176,116	$46.38	64,724	$50.40
Granted	45,397	$61.68	35,932	$63.73
Vested and unrestricted	(64,130)	$45.17	-	$-
Forfeited	(563)	$46.35	-	$-
Outstanding at end of period	156,820	$51.29	100,656	$55.16

As of March 31,  2015, there was $9,202 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.0 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31,  2015 and 2014 was $2,897 and $3,554, respectively.  For the three months ended March 31, 2015 and 2014, the Company recorded compensation expense related to restricted stock of $389 and $794, net of income tax benefits of $210 and $428, respectively.

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

	As of March 31, 2015
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,808	$9	$—	$—	$1,817
Obligations of states and political subdivisions	425,880	23,476	(867)	—	448,489
Residential mortgage-backed securities (1)	215,582	8,061	(716)	—	222,927
Commercial mortgage-backed securities	35,968	647	(1)	—	36,614
Other asset-backed securities	11,966	133	—	—	12,099
Corporate and other securities	403,266	10,217	(2,557)	—	410,926
Subtotal, fixed maturity securities	1,094,470	42,543	(4,141)	—	1,132,872
Equity securities (2)	98,985	12,990	(2,219)	—	109,756
Other invested assets (5)	11,794	—	—	—	11,794
Totals	$1,205,249	$55,533	$(6,360)	$—	$1,254,422

	As of December 31, 2014
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,507	$—	$(1)	$—	$1,506
Obligations of states and political subdivisions	437,299	23,562	(536)	—	460,325
Residential mortgage-backed securities (1)	201,950	7,015	(1,282)	—	207,683
Commercial mortgage-backed securities	34,216	256	(34)	—	34,438
Other asset-backed securities	10,204	48	(2)	—	10,250
Corporate and other securities	417,341	7,536	(3,628)	—	421,249
Subtotal, fixed maturity securities	1,102,517	38,417	(5,483)	—	1,135,451
Equity securities (2)	97,910	13,332	(2,089)	—	109,153
Other invested assets (5)	11,657	—	—		11,657
Totals	$1,212,084	$51,749	$(7,572)	$—	$1,256,261

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities included interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 221 and 366 securities in an unrealized loss position at March 31, 2015 and December 31, 2014, respectively.
(4)	Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

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

	As of March 31, 2015
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$51,662	$52,494
Due after one year through five years	274,503	278,982
Due after five years through ten years	217,048	222,286
Due after ten years	287,740	307,468
Asset-backed securities	263,517	271,642
Totals	$1,094,470	$1,132,872

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended March 31,
	2015	2014
Gross realized gains
Fixed maturity securities	$183	$174
Equity securities	937	411
Gross realized losses
Fixed maturity securities	(491)	(530)
Equity securities	(218)	(35)
Net realized gains on investments	$411	$20

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

The following tables as of March 31,  2015 and December 31,  2014 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	60,894	860	1,799	7	62,693	867
Residential mortgage-backed securities	24,222	135	39,310	581	63,532	716
Commercial mortgage-backed securities	998	1	—	—	998	1
Other asset-backed securities	—	—	—	—	—	—
Corporate and other securities	45,776	2,045	21,510	512	67,286	2,557
Subtotal, fixed maturity securities	131,890	3,041	62,619	1,100	194,509	4,141
Equity securities	17,651	2,146	460	73	18,111	2,219
Total temporarily impaired securities	$149,541	$5,187	$63,079	$1,173	$212,620	$6,360

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

The unrealized losses in the Company’s fixed income and equity portfolio as of March 31,  2015 were reviewed for potential other-than-temporary asset impairments.  The Company held no securities at March 31,  2015 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at March 31,  2015 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

During the three months ended March 31,  2015 and 2014, there was no significant deterioration in the credit quality of any of the Company’s holdings and no OTTI charges were recorded related to the Company’s portfolio of investment securities.  At March 31,  2015 and December 31,  2014, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

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

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2015	2014
Interest on fixed maturity securities	$10,186	$10,404
Dividends on equity securities	693	657
Equity in earnings of other invested assets	333	121
Interest on other assets	18	20
Interest on cash and cash equivalents	1	1
Total investment income	11,231	11,203
Investment expenses	674	630
Net investment income	$10,557	$10,573

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

The Company’s Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets.  The Company’s Level 2 securities are comprised of available-for-sale fixed maturity securities whose fair value was determined using observable market inputs.  The Company’s Level 3 securities consist of two investments; (1) a real estate investment trust equity investment whose fair value was determined using the trust’s net asset value obtained from its audited financial statements; however, the Company is required to submit a request 45 days before a quarter end to dispose of the security; and (2) an investment in the Federal Home Loan Bank of Boston related to Safety Insurance Company’s membership stock, which is not redeemable in a short-term time frame.  Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs.  Investments valued using these inputs include U.S. Treasury securities, obligations of states and political subdivisions, corporate securities, commercial and residential mortgage-backed securities, and other asset-backed securities.  Inputs into the fair value application that are utilized by asset class include but are not limited to:

•

Obligations of states and political subdivisions:  overall credit quality, including assessments of market sectors and the level and variability of sources of payment such as general obligation, revenue or lease; credit support such as insurance, state or local economic and political base, prefunded and escrowed to maturity covenants.

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.    With the exception of the REIT and FHLB-Boston securities, which are categorized as Level 3 securities, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of March 31,  2015. There were no significant changes to the valuation process during the three months ending March 31,  2015. As of March 31,  2015 and December 31,  2014, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At March 31, 2015 and December 31, 2014, investments in fixed maturities and equity securities classified as available-for-sale had a fair value which equaled carrying value of $1,242,628 and $1,244,604, respectively.  We have no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

	As of March 31, 2015
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,817	$—	$1,817	$—
Obligations of states and political subdivisions	448,489	—	448,489	—
Residential mortgage-backed securities	222,927	—	222,927	—
Commercial mortgage-backed securities	36,614	—	36,614	—
Other asset-backed securities	12,099	—	12,099	—
Corporate and other securities	410,926	—	410,926	—
Equity securities	109,756	91,608	—	18,148
Total investment securities	$1,242,628	$91,608	$1,132,872	$18,148

	As of December 31, 2014
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,506	$—	$1,506	$—
Obligations of states and political subdivisions	460,325	—	460,325	—
Residential mortgage-backed securities	207,683	—	207,683	—
Commercial mortgage-backed securities	34,438	—	34,438	—
Other asset-backed securities	10,250	—	10,250	—
Corporate and other securities	421,249	—	421,249	—
Equity securities	109,153	91,523	—	17,630
Total investment securities	$1,244,604	$91,523	$1,135,451	$17,630

There were no transfers between Level 1 and Level 2 during the three months ended 2015 and 2014.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

Three Months Ended March 31,
	2015	2014
	Level 3	Level 3
	Fair Value	Fair Value
	Securities	Securities
Balance at January 1	$17,630	$15,920
Net gains and losses included in earnings	—	—
Net gains included in other comprehensive income	518	274
Purchases	—	—
Sales	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$18,148	$16,194
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out three months ended 2015 and 2014. The Company held two Level 3 securities at March 31, 2015.

6.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Three Months Ended March 31,
	2015	2014
Reserves for losses and LAE at beginning of year	$482,012	$455,014
Less receivable from reinsurers related to unpaid losses and LAE	(61,245)	(60,346)
Net reserves for losses and LAE at beginning of year	420,767	394,668
Incurred losses and LAE, related to:
Current year	212,410	131,867
Prior years	(4,086)	(10,979)
Total incurred losses and LAE	208,324	120,888
Paid losses and LAE related to:
Current year	114,369	58,941
Prior years	56,181	56,203
Total paid losses and LAE	170,550	115,144
Net reserves for losses and LAE at end of period	458,541	400,412
Plus receivable from reinsurers related to unpaid losses and LAE	111,472	60,610
Reserves for losses and LAE at end of period	$570,013	$461,022

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $4,086 and $10,979 for the three months ended March, 31 2015 and 2014, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decreases in prior years reserves during the 2015 and 2014 periods are primarily composed of reductions in our retained automobile reserves.

The Company's automobile lines of business reserves decreased for 2015 and 2014 primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.  Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  As of March 31, 2015, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at March 31, 2015 and December 31, 2014.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at March 31, 2015 and 2014.

Safety Insurance Company became a member of the FHLB-Boston during the quarter ended September 30, 2014.  Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities.  The Company has no amounts outstanding from the FHLB-Boston at March 31, 2015 and at December 31, 2014.

9.  Income Taxes

Federal income tax expense for the three months ended March 31, 2015 and 2014 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.  The 2015 effective rate is the result of the expected tax benefit related to the first quarter net loss of the Company, calculated under ASC 740, Income Taxes (ASC 740-270-55), and adjustments for tax-exempt investment income.  The effective rate in 2014 was lower than the statutory rate primarily due to adjustments for tax-exempt investment income.

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

During the three months ended March 31, 2015, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

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

10.  Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31, 2015, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

No share purchases were made by the Company under the program during the three months ending March 31, 2015 and 2014. As of March 31, 2015, the Company had purchased 2,279,570 shares at a cost of $83,835.

11.  Related Party Transactions

Mr. A. Richard Caputo, Jr., a member of the Company’s Board of Directors and the Chairman of its Investment Committee, is a principal of The Jordan Company, LP (“Jordan”).  In 2012, the Company participated as a lender in two loans made by syndicates of lenders to a portfolio company in which funds managed by Jordan are controlling or a significant investor.  The first loan, made to Vantage Specialties, Inc., currently bears interest at a rate of 5.00% per annum and matures on February 10, 2018.  The Company’s participation in the loan was $1,448 March 31, 2015.  The second loan, made to ARCAS Automotive (formerly known as Sequa Auto), was disposed of in 2014.  The remaining loan amortizes in equal quarterly installments of 0.25% of the principal amount per quarter.  The Company made the loans on the same terms as the other lenders participating in the syndicate.  The loans were subject to the approval of the Company’s full Investment Committee.

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

We are a leading provider of property and casualty insurance focused primarily on the Massachusetts market.  Our principal product line is automobile insurance.  In addition to private passenger automobile insurance (which represented 61.7% of our direct written premiums in 2014 and commercial automobile insurance 12.5% of 2014 direct written premiums), we offer a portfolio of other insurance products, including homeowners 21.1% of 2014 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.7% of 2014 direct written premiums).  Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 930 in 1,076 locations throughout Massachusetts and New Hampshire during 2014.  We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 10.7% and 13.5% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2014 according to statistic compiled by the Commonwealth Automobile Reinsurers (“CAR”).

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.  During the three months ended March 31, 2015 and 2014, we wrote $4,670 and $3,906, respectively, in direct written premiums in New Hampshire.

On February 9, 2015, the Insurance Subsidiaries each received a license to begin writing our property and casualty insurance products in the state of Maine.  We anticipate that we will begin to write new business in Maine later in 2015.

Recent Trends and Events

For the quarter ended March 31, 2015, loss and loss adjustment expenses incurred increased by $87,436 or 72.3% to $208,234 from $120,888 for the comparable 2014 period.  The increase is due to the highest recorded snowfall totals in Massachusetts history, which produced elevated catastrophe and non-catastrophe claims activity throughout our personal and commercial property lines.  An unprecedented level of snow, specifically 9 feet in various Massachusetts communities and 95 inches in the Boston area alone, were received during a 30 day period in the first quarter of 2015.  As a result, Safety recorded direct catastrophe losses related to the snowfall of $111,698 with an expected reinsurance recovery of $49,931 during the quarter ended March 31, 2015.  This is the first time in the history of the Company that a loss pierced our catastrophe reinsurance program.

The following rate changes have been filed with Massachusetts and New Hampshire in 2015 and 2014.

•	We filed and were approved for a Massachusetts private passenger automobile insurance rate increase of 3.8% effective June 1, 2015. Our rates include a 13% commission rate for agents.

•	We filed and were approved for a Massachusetts commercial automobile insurance rate increase of 3.5%, which was effective February 1, 2015.

•	We filed and were approved for a Massachusetts homeowner rate increase of 2.45%, which was effective December 1, 2014.

•	We filed and were approved for a New Hampshire automobile rate increase of 3.0%, which was effective November 1, 2014.

•	We filed and were approved for a New Hampshire homeowners rate increase of 3.3%, which was effective October 1, 2014.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2015	2014
GAAP ratios:
Loss ratio	114.1%	68.7%
Expense ratio	28.5	30.4
Combined ratio	142.6%	99.1%

Share-Based Compensation

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At 2015, there were 372,910 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of share based awards granted under the Incentive Plan during the three months ended March 31,  2015 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share		Vesting Terms
RS - Service	February 24, 2015	24,076	$61.68	(1)	3 years, 30%-30%-40%
RS	February 24, 2015	4,000	$61.68	(1)	No vesting period
RS - Performance	February 24, 2015	35,932	$63.73	(2)	3 years, cliff vesting (3)
RS - Service	February 24, 2015	17,321	$61.68	(1)	5 years, 20% annually (4)

(1)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.

(2)	The fair value per share of the restricted stock grant is equal to the performance-based restricted stock award calculation.
(3)

The shares represent performance-based restricted share awards. Vesting of these shares is dependent upon the attainment of pre-established performance objectives, and any difference between shares granted and earned at the end of the performance period will be reported at the conclusion of the performance period in 2017.

(4)	The shares represent awards granted to non-executive employees and vest ratably over a five-year service period.

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

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2014, the FAIR Plan purchased $1,180,000 of catastrophe reinsurance for property losses with a retention of $120,000.  At March 31,  2015, we had $49,931 recoverable from reinsurers under our catastrophe reinsurance program related to the 2015 snow event as discussed in the Recent Trends and Event section.  We also had $65,713 recoverable from CAR.

Effects of Inflation

We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2015	2014
Direct written premiums	$194,733	$192,660
Net written premiums	$185,290	$186,023
Net earned premiums	$182,564	$175,970
Net investment income	10,557	10,573
Net realized gains on investments	411	20
Finance and other service income	4,507	4,524
Total revenue	198,039	191,087
Loss and loss adjustment expenses	208,324	120,888
Underwriting, operating and related expenses	52,097	53,407
Interest expense	22	22
Total expenses	260,443	174,317
(Loss) income before income taxes	(62,404)	16,770
Income tax (credit) expense	(27,333)	4,645
Net (loss) income	$(35,071)	$12,125
(Loss) earnings per weighted average common share:
Basic	$(2.37)	$0.79
Diluted	$(2.37)	$0.79
Cash dividends paid per common share	$0.70	$0.60

Direct Written Premiums.  Direct written premiums for the quarter ended March 31,  2015 increased by $2,073, or 1.1%, to $194,733 from $192,660 for the comparable 2014 period.  The 2015 increases occurred primarily in our commercial automobile and homeowners business lines, which experienced increases of 5.2%, and 1.6%, respectively, in average written premium per exposure. Written exposures increased in our commercial automobile and homeowners business lines by 1.7% and 4.6%, respectively. The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.

Net Written Premiums.  Net written premiums for the quarter ended 2015 decreased by $733, or 0.4%, to $185,290 from $186,023 for the comparable 2014 period. The 2015 decreased occurred due to higher ceded written premiums resulting from reinstatement premiums on our catastrophe reinsurance program.

Net Earned Premiums.  Net earned premiums for the quarter ended March 31,  2015 increased by $6,594, or 3.7%, to $182,564 from $175,970 for the comparable 2014 period.  The 2015 increase was primarily due to the factors that increased direct commercial automobile and homeowners written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2015	2014
Written Premiums
Direct	$194,733	$192,660
Assumed	7,292	7,444
Ceded	(16,735)	(14,081)
Net written premiums	$185,290	$186,023

Earned Premiums
Direct	$190,711	$182,872
Assumed	6,838	6,404
Ceded	(14,985)	(13,306)
Net earned premiums	$182,564	$175,970

Net Investment Income.  Net investment income for the quarter ended March 31,  2015 decreased by $16, or 0.2%, to $10,557 from $10,573 for the comparable 2014 period.   Net effective annualized yield on the investment portfolio was 3.4% and 3.5%, respectively, for the three months ended March 31,  2015Our duration was 3.8 years at March 31,  2015 and December 31,  2014.

 Net Realized Gains on Investments.  Net realized gains on investments were $411 for the quarter ended March 31,  2015 compared to net realized gains of $20 for the comparable 2014 period.

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of March 31, 2015
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,808	$9	$—	$—	$1,817
Obligations of states and political subdivisions	425,880	23,476	(867)	—	448,489
Residential mortgage-backed securities (1)	215,582	8,061	(716)	—	222,927
Commercial mortgage-backed securities	35,968	647	(1)	—	36,614
Other asset-backed securities	11,966	133	—	—	12,099
Corporate and other securities	403,266	10,217	(2,557)	—	410,926
Subtotal, fixed maturity securities	1,094,470	42,543	(4,141)	—	1,132,872
Equity securities (2)	98,985	12,990	(2,219)	—	109,756
Other invested assets (5)	11,794	—	—	—	11,794
Totals	$1,205,249	$55,533	$(6,360)	$—	$1,254,422

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities include interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 221 securities in an unrealized loss position at March 31, 2015.
(4)	Amounts in this column represent other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of March 31, 2015
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$225,527	19.9%
Aaa/Aa	443,765	39.2%
A	212,657	18.8%
Baa	116,447	10.3%
Ba	46,659	4.1%
B	65,542	5.8%
Caa	8,482	0.7%
D	314	0.0%
Not rated	13,479	1.2%
Total	$1,132,872	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of March 31,  2015, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31,  2015.

	As of March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	60,894	860	1,799	7	62,693	867
Residential mortgage-backed securities	24,222	135	39,310	581	63,532	716
Commercial mortgage-backed securities	998	1	-	-	998	1
Other asset-backed securities	-	-	-	-	-	-
Corporate and other securities	45,776	2,045	21,510	512	67,286	2,557
Subtotal, fixed maturity securities	131,890	3,041	62,619	1,100	194,509	4,141
Equity securities	17,651	2,146	460	73	18,111	2,219
Total temporarily impaired securities	$149,541	$5,187	$63,079	$1,173	$212,620	$6,360

As of March 31,  2015, we held insured investment securities of approximately $73,404, which represented approximately 5.9% of our total investments.  Approximately $51,303 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of March 31,  2015.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of March 31, 2015
			Exposure Net
		Pre-refunded	of Pre-refunded
	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$7,387	$7,387	$-
Financial Guaranty Insurance Company	253	253	-
Assured Guaranty Municipal Corporation	30,340	19,997	10,343
National Public Finance Guaranty Corporation	35,424	23,666	11,758
Total	$73,404	$51,303	$22,101

The Moody’s ratings of the Company’s insured investments held at March 31,  2015 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of March 31,  2015 for potential other-than-temporary asset impairments.  We held no debt securities at March 31,  2015 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was performed for securities appearing on our “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The unrealized losses recorded on the investment portfolio at March 31,  2015 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the three months ended March 31,  2015 and 2014, there was no significant deterioration in the credit quality of any of our holdings and no other-than-temporary impairment (“OTTI”) charges were recorded related to our portfolio of investment securities.

 For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income decreased by $17, or 0.4%, to $4,507 for the three months ended March 31,  2015 from $4,524 for the comparable 2014 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended March 31,  2015 increased by $87,436, or 72.3%, to $208,324 from $120,888 for the comparable 2014 period due to the significant snowfall total in Massachusetts in 2015.   The snowfall resulted in a significant increase in our personal and commercial property lines as discussed in the Recent Trends and Events section.  The increase also includes higher frequency on the Company’s automobile book of business as a result of the significant snowfall total.

Our GAAP loss ratio for the three months ended March 31,  2015 increased to 114.1% from 68.7% for the comparable 2014 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31,  2015 increased to 99.5% from 59.8% for the comparable 2014 period. Total prior year favorable development included in the pre-tax results for the three months ended March 31,  2015 was $4,086 and $10,979 for the comparable 2014 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended March 31,  2015 decreased by $1,310, or 2.5%, to $52,097 from $53,407 for the comparable 2014 period.  The 2015 decrease is primarily due to a decrease in commissions to agents.  Our GAAP expense ratios for the three months ended March 31,  2015 decreased to 28.5% from 30.4% for the comparable 2014 period.  The decrease in underwriting, operating, and related expenses and the expense ratio is attributable to decreases in contingent commissions and bonus compensation.

Interest Expense.  Interest expense was $22 for the three months ended March 31,  2015 and 2014.  The credit facility commitment fee included in interest expense was $19 three months ended March 31,  2015 and 2014.

Income Tax Expense.  Our effective tax rate was 43.8% and 27.7% for the three months ended March 31,  2015 and 2014, respectively.   The effective rate in 2015 is the result of the expected tax benefit related to the first quarter net loss of the Company, which is increased by the adjustments for tax-exempt investment income.  The effective rate in 2014 was lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

 Net (Loss) Income.  Net loss for the three months ended March 31,  2015 was $35,071 compared to net income of $12,125 for the comparable 2014 period.  The decrease in net income for the three months ended March 31,  2015 compared to the comparable 2014 period was attributable to catastrophic losses related to record snowfalls in 2015.

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

Net cash used for operating activities was $10,073 and $8,095 during the three months ended March 31, 2015 and 2014, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  The net cash used by operating activities for the three months ended March 31, 2015 were a result of claims paid related to the increase in loss expense due to the significant snowfall totals experienced.  The net cash used by operating activities for the three months ended March 31, 2014 were a result of the timing of estimated tax payments.  Positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash provided by investing activities was $3,274 during the three months ended March 31, 2015 compared to net cash used of $22,971 during the three months ended March 31, 2014.  Purchases of Equity securities were $16,353 during the three months ended March 31, 2015 compared to $4,302 for the comparable prior year period. Proceeds from sales, paydowns, redemptions, calls and maturities were $84,954 during the three months ended March 31, 2015 compared to $48,245 for the comparable prior year period.

Net cash used for financing activities was $10,384 and $9,141 during the three months ended March 31, and 2014, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2014, the statutory surplus of Safety Insurance was $630,041, and its net income for 2014 was $51,211.  As a result, a maximum of $63,004 is available in 2015 for such dividends without prior approval of the Commissioner.  As result of this Massachusetts statue, the Insurance Subsidiaries had restricted net assets in the amount of $567,037 at December 31, 2014. During the three months ended March 31, 2015, Safety Insurance paid dividends to Safety of $9,526.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2015 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 17, 2015	March 2, 2015	March 13, 2015	$0.70	$10,468

On May 5, 2015, our Board approved and declared a dividend of $0.70 per share which will be paid on June 15, 2015 to shareholders of record on June 1, 2015. We plan to continue to declare and pay quarterly cash dividends in 2015, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31, 2015, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of March 31, 2015 and December 31, 2014, the Company had purchased 83,835 shares of common stock.

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

Risk-Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations.  Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.  The risk-based capital law provides for four levels of regulatory action.  The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls.  As of December 31, 2014, the Insurance Subsidiaries had total adjusted capital of $627,993, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.  Minimum statutory capital and surplus, or company action level risk-based capital, was $96,662 at December 31, 2014.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $415,014 to $467,471 as of March 31, 2015.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $458,541 as of 2015.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2015.

Line of Business	Low	Recorded	High
Private passenger automobile	$218,003	$237,860	$238,769
Commercial automobile	59,676	67,908	68,432
Homeowners	83,117	91,744	95,485
All other	54,218	61,029	64,785
Total	$415,014	$458,541	$467,471

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31,  2015.

Line of Business	Case	IBNR	Total
Private passenger automobile	$248,180	$(11,104)	$237,076
CAR assumed private passenger auto	203	581	784
Commercial automobile	42,672	9,164	51,836
CAR assumed commercial automobile	7,081	8,991	16,072
Homeowners	46,078	33,169	79,247
FAIR Plan assumed homeowners	3,412	9,085	12,497
All other	30,581	30,448	61,029
Total net reserves for losses and LAE	$378,207	$80,334	$458,541

At March 31,  2015, our total IBNR reserves for our private passenger automobile line of business was comprised of ($32,795) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $21,691 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 55.9% of our total reserves for CAR assumed commercial automobile business as of March 31, 2015 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 72.7% of our total reserves for FAIR Plan assumed homeowners at March 31, 2015 due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of March 31,  2015.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$237,076
CAR assumed private passenger automobile		$784
Net private passenger automobile			$237,860
Commercial automobile	51,836
CAR assumed commercial automobile		16,072
Net commercial automobile			67,908
Homeowners	79,247
FAIR Plan assumed homeowners		12,497
Net homeowners			91,744
All other	61,029	-	61,029
Total net reserves for losses and LAE	$429,188	$29,353	$458,541

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the three months ended March 31, 2015, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $1,825.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $1,187 effect on net income, or $0.08 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31,  2015.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,742)	$(2,371)	$—
Estimated increase in net income	3,082	1,541	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,371)	—	2,371
Estimated increase (decrease) in net income	1,541	—	(1,541)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,371	4,742
Estimated decrease in net income	—	(1,541)	(3,082)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,037)	(518)	—
Estimated increase in net income	674	337	—
No Change in Severity
Estimated (decrease) increase in reserves	(518)	—	518
Estimated increase (decrease) in net income	337	—	(337)
+1 Percent Change in Severity
Estimated increase in reserves	—	518	1,037
Estimated decrease in net income	—	(337)	(674)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,585)	(792)	—
Estimated increase in net income	1,030	515	—
No Change in Severity
Estimated (decrease) increase in reserves	(792)	—	792
Estimated increase (decrease) in net income	515	—	(515)
+1 Percent Change in Severity
Estimated increase in reserves	—	792	1,585
Estimated decrease in net income	—	(515)	(1,030)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,221)	(610)	—
Estimated increase in net income	793	397	—
No Change in Severity
Estimated (decrease) increase in reserves	(610)	—	610
Estimated increase (decrease) in net income	397	—	(397)
+1 Percent Change in Severity
Estimated increase in reserves	—	610	1,221
Estimated decrease in net income	—	(397)	(793)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2015.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(8)	$8
Estimated increase (decrease) in net income	5	(5)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(161)	161
Estimated increase (decrease) in net income	104	(104)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(125)	125
Estimated increase (decrease) in net income	81	(81)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $4,086 and $10,979 during the three months ended March 31, 2015 and 2014, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2015 and 2014.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Three Months Ended March 31,
Accident Year	2015	2014
2005 & prior	$(474)	$(420)
2006	(3)	(426)
2007	(3)	(674)
2008	(2)	(837)
2009	(4)	(1,283)
2010	(808)	(1,876)
2011	(469)	(3,116)
2012	(1,251)	(2,482)
2013	(1,043)	135
2014	(29)	—
All prior years	$(4,086)	$(10,979)

The decreases in prior years’ reserves during the three months ended March 31,  2015 and 2014 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2015 decrease is primarily composed of reductions of $1,378 in our retained private passenger automobile reserves, $1,535 in our retained commercial automobile reserves, $684 in our retained homeowners reserves and $506 in our retained other lines reserves.  The 2014 decrease is primarily composed of reductions of $5,961 in our retained private passenger automobile reserves, $401 in our retained commercial automobile reserves and $4,055 in our retained homeowners reserves.

The following table presents information by line of business for prior year development of our net reserves for losses March 31,  2015.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2005 & prior	$(151)	$ $ (301)	$(2)	$(20)	$(474)
2006	(2)	(2)	3	(2)	(3)
2007	(6)	(1)	—	4	(3)
2008	(3)	(1)	(6)	8	(2)
2009	(4)	(11)	(2)	13	(4)
2010	(162)	(305)	(251)	(90)	(808)
2011	(87)	(50)	(296)	(36)	(469)
2012	(791)	26	(214)	(272)	(1,251)
2013	(255)	(813)	60	(35)	(1,043)
2014	83	(60)	24	(76)	(29)
All prior years	$(1,378)	$(1,518)	$(684)	$(506)	$(4,086)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the three months ended March 31, 2015 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained		Retained
	Private Passenger		Commercial	Retained	Retained
Accident Year	Automobile		Automobile	Homeowners	All Other	Total
2005 & prior	$(151)	$	$ (301)	$(2)	$(20)	$(474)
2006	(2)		(2)	3	(2)	(3)
2007	(6)		(1)	—	4	(3)
2008	(3)		(1)	(6)	8	(2)
2009	(4)		(11)	(2)	13	(4)
2010	(162)		(308)	(251)	(90)	(811)
2011	(87)		(53)	(296)	(36)	(472)
2012	(791)		26	(214)	(272)	(1,251)
2013	(255)		(771)	60	(35)	(1,001)
2014	83		(113)	24	(76)	(82)
All prior years	$(1,378)		$(1,535)	$(684)	$(506)	$(4,103)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the three months ended March 31,  2015.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2005 & prior	$—	$—	$—	$—
2006	—	—	—	—
2007	—	—	—	—
2008	—	—	—	—
2009	—	—	—	—
2010	—	3	—	3
2011	—	3	—	3
2012	—	—	—	—
2013	—	(42)	—	(42)
2014	—	53	—	53
All prior years	$—	$17	$—	$17

Our private passenger automobile line of business prior year reserves decreased by $1,378 for the three months ended March 31,  2015.  The decrease was primarily due to improved retained private passenger results of $1,046 for the accident years 2012 and 2013.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $1,518 for the three months ended March 31, 2015. The decrease was primarily due to improved retained commercial results of $1,079 for the accident years 2010 and 2013.

Our retained homeowners and our retained other lines of business prior year reserves decreased by $684 and $506, respectively for the three months ended March 31,  2015 due primarily to fewer IBNR claims than previously estimated.

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

Forward-looking statements are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements.  These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition.  Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us.  Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, the possibility that existing insurance-related laws and regulations will become further restrictive in the future, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC.  Refer to Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of March 31, 2015
Estimated fair value	$1,172,900	$1,132,872	$1,088,115
Estimated increase (decrease) in fair value	$40,028	$—	$(44,757)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At March 31,  2015, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2015, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings - Please see “Item 1 — Financial Statements - Note 7, Commitments and Contingencies.”

Item 1A.  Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2014 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30, 2014, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.  No share repurchases were made by the Company during the three months ended March 31 2015.

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

May 8, 2015	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description

11.0	Statement re: Computation of Per Share (Loss) earnings(1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(2)

(1)	Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, (loss) earnings per Weighted Average Common Share.
(2)	Included herein.