Form 10-Q
period 2015-06-30
SAFETY INSURANCE GROUP INC
filed 2015-08-07
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐  No ☒

As of August 3, 2015 there were 15,092,333 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,056,956 and $1,102,517)	$1,080,165	$1,135,451
Equity securities, at fair value (cost: $100,528 and $97,910)	110,926	109,153
Other invested assets	15,692	11,657
Total investments	1,206,783	1,256,261
Cash and cash equivalents	21,293	42,455
Accounts receivable, net of allowance for doubtful accounts	192,054	175,532
Receivable for securities sold	939	—
Accrued investment income	9,335	10,295
Taxes recoverable	29,129	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	39,265	6,267
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	87,396	61,245
Ceded unearned premiums	21,202	19,638
Deferred policy acquisition costs	71,273	67,329
Deferred income taxes	4,256	—
Equity and deposits in pools	27,302	23,159
Other assets	14,347	13,538
Total assets	$1,724,574	$1,675,719

Liabilities
Loss and loss adjustment expense reserves	$560,435	$482,012
Unearned premium reserves	416,381	390,361
Accounts payable and accrued liabilities	44,783	65,863
Payable for securities purchased	5,135	4,591
Payable to reinsurers	17,227	7,653
Deferred income taxes	—	1,614
Taxes payable	—	265
Other liabilities	34,271	15,077
Total liabilities	1,078,232	967,436

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,372,209 and 17,288,728 shares issued	174	173
Additional paid-in capital	177,565	175,583
Accumulated other comprehensive income, net of taxes	21,845	28,715
Retained earnings	530,593	587,647
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	646,342	708,283
Total liabilities and shareholders’ equity	$1,724,574	$1,675,719

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net earned premiums	$182,447	$178,150	$365,011	$354,120
Net investment income	10,317	9,909	20,874	20,482
Earnings from partnership investments	577	—	577	—
Net realized (losses) gains on investments	(173)	379	238	399
Finance and other service income	4,434	4,508	8,941	9,032
Total revenue	197,602	192,946	395,641	384,033

Losses and loss adjustment expenses	147,026	108,550	355,350	229,438
Underwriting, operating and related expenses	52,198	54,418	104,295	107,825
Interest expense	23	23	45	45
Total expenses	199,247	162,991	459,690	337,308

(Loss) income before income taxes	(1,645)	29,955	(64,049)	46,725
Income tax (credit) expense	(592)	8,532	(27,925)	13,177
Net (loss) income	$(1,053)	$21,423	$(36,124)	$33,548

(Loss) earnings per weighted average common share:
Basic	$(0.07)	$1.40	$(2.43)	$2.19
Diluted	$(0.07)	$1.40	$(2.43)	$2.18

Cash dividends paid per common share	$0.70	$0.60	$1.40	$1.20

Number of shares used in computing (loss) earnings per share:
Basic	14,879,047	15,132,210	14,851,742	15,155,587
Diluted	14,879,047	15,213,702	14,851,742	15,226,977

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(1,053)	$21,423	$(36,124)	$33,548

Other comprehensive income, net of tax:
Unrealized holding (losses) gains during the period, net of income tax expense of ($5,508), $3,881, ($3,616) and $7,735.	(10,230)	7,207	(6,715)	14,365
Reclassification adjustment for losses or gains included in net income, net of income tax benefit (expense) of $60, ($132), ($83) and ($140).	112	(246)	(155)	(259)
Unrealized (losses) gains on securities available for sale	(10,118)	6,961	(6,870)	14,106

Comprehensive (loss) income	$(11,171)	$28,384	$(42,994)	$47,654

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2013	$172	$170,391	$17,200	$567,792	$(60,368)	$695,187
Net income, January 1 to June 30, 2014				33,548		33,548
Other comprehensive income, net of deferred federal income taxes			14,106			14,106
Restricted share awards issued	1	217				218
Recognition of employee share-based compensation, net of deferred federal income taxes		2,418				2,418
Exercise of options, net of federal income taxes		151				151
Dividends paid and accrued				(18,460)		(18,460)
Acquisition of treasury stock					(23,467)	(23,467)
Balance at June 30, 2014	$173	$173,177	$31,306	$582,880	$(83,835)	$703,701

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2014	$173	$175,583	$28,715	$587,647	$(83,835)	$708,283
Net loss, January 1 to June 30, 2015				(36,124)		(36,124)
Other comprehensive income, net of deferred federal income taxes			(6,870)			(6,870)
Restricted share awards issued	1	246				247
Recognition of employee share-based compensation, net of deferred federal income taxes		1,584				1,584
Exercise of options, net of federal income taxes		152				152
Dividends paid and accrued				(20,930)		(20,930)
Balance at June 30, 2015	$174	$177,565	$21,845	$530,593	$(83,835)	$646,342

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(36,124)	$33,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	5,635	6,602
(Credit) provision for deferred income taxes	(2,171)	140
Net realized gains on investments	(238)	(399)
Earnings from partnership investments	(577)	—
Changes in assets and liabilities:
Accounts receivable	(16,522)	(21,845)
Accrued investment income	960	516
Receivable from reinsurers	(59,149)	(5,832)
Ceded unearned premiums	(1,564)	(749)
Deferred policy acquisition costs	(3,944)	(5,722)
Taxes recoverable	(29,129)	—
Other assets	(4,542)	(3,529)
Loss and loss adjustment expense reserves	78,423	2,775
Unearned premium reserves	26,020	33,055
Accounts payable and accrued liabilities	(21,285)	(13,823)
Payable to reinsurers	9,574	5,864
Other liabilities	19,194	(5,978)
Net cash (used for) provided by operating activities	(35,439)	24,623

Cash flows from investing activities:
Fixed maturities purchased	(95,378)	(113,200)
Equity securities purchased	(20,102)	(7,372)
Other invested assets purchased	(3,404)	(1,770)
Proceeds from sales and paydowns of fixed maturities	70,432	92,726
Proceeds from maturities, redemptions, and calls of fixed maturities	67,028	23,248
Proceed from sales of equity securities	18,674	6,310
Fixed assets purchased	(2,139)	(1,006)
Net cash provided by (used for) investing activities	35,111	(1,064)

Cash flows from financing activities:
Proceeds from stock options exercised	150	147
Excess tax benefit from stock options exercised	2	4
Dividends paid to shareholders	(20,986)	(18,380)
Acquisition of treasury stock	—	(23,467)
Net cash used for financing activities	(20,834)	(41,696)

Net decrease in cash and cash equivalents	(21,162)	(18,137)
Cash and cash equivalents at beginning of year	42,455	55,877
Cash and cash equivalents at end of period	$21,293	$37,740

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

The financial information as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods.  The financial information as of December 31, 2014 is derived from the audited financial statements included in the Company's  2014 annual report on Form 10-K filed with the SEC on March 2, 2015.

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

2.  Recent Accounting Pronouncements

In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts (“ASU 2015-09”). ASU 2015-09 requires companies that issue short duration contracts to disclose additional information, including: (i) incurred and paid claims development tables; (ii) frequency and severity of claims; and (iii) information about material changes in judgments made in calculating the liability for unpaid claim adjustment expenses, including reasons for the change and the effects on the financial statements. ASU 2015-09 is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The amendments in ASU 2015-09 should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. As the requirements of this literature are disclosure only, the application of this guidance will not impact our financial condition, results of operations or cash flows.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”).  ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  The reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

from net asset value.  ASU 2015-07 is effective for fiscal years beginning after December 31, 2015.  Early adoption is allowed and the reporting entity should apply ASU 2015-07 retrospectively to all periods presented.  The Company does not expect the adoption of ASU 2015-07 to have a material impact on its financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (“ASU 2015-03”).  ASU 2015-03 simplifies the presentation of debt issuance costs as the amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The standard requires a retrospective approach where the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The standard also requires compliance with applicable disclosures for a change in an accounting principle. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability as a Going Concern” (“ASU 2014-15”).  ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements, and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its financial position, results of operations, or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period" ("ASU 2014-12”), which revises the accounting treatment for stock compensation tied to performance targets. ASU 2014-12 is effective for calendar years beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its financial position, results of operations, or cash flows.

In May 2014, the FASB issued as final, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016 and prohibits early adoption. ASU 2014-09 allows for the use of either the retrospective or modified retrospective approach of adoption. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its financial position, results of operations, or cash flows.

3.  (Loss) Earnings per Weighted Average Common Share

Basic (loss) earnings per weighted average common share (“EPS”) are calculated by dividing net (loss) income by the weighted average number of basic common shares outstanding during the period.  Diluted (loss) earnings per share amounts are based on the weighted average number of common shares including non-vested performance stock grants and the net effect of potentially dilutive common stock options.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Earnings attributable to common shareholders - basic and diluted):
Net (loss) income from continuing operations	$(1,053)		$21,423		$(36,124)		$33,548
Allocation of income for participating shares	—		(195)	(1)	—		(332)	(1)
Net (loss) income from continuing operations attributed to common shareholders	$(1,053)		$21,228	(1)	$(36,124)		$33,216	(1)
Earnings per share denominator - basis and diluted
Total weighted average common shares outstanding, including participating shares	14,991,232		15,271,200		14,977,378		15,307,808
Less: weighted average participating shares	(112,185)		(138,990)		(125,636)		(152,221)
Basic earnings per share denominator	14,879,047		15,132,210	(1)	14,851,742		15,155,587	(1)
Common equivalent shares- stock options	—	(2)	2,121		—	(3)	2,526
Common equivalent shares- non-vested performance stock grants	—	(4)	79,371		—	(5)	68,864
Diluted earnings per share denominator	14,879,047		15,213,702	(1)	14,851,742		15,226,977	(1)

Basic (loss) earnings per share	$(0.07)		$1.40		$(2.43)		$2.19
Diluted (loss) earnings per share	$(0.07)		$1.40		$(2.43)		$2.18

Undistributed (loss) earnings attributable to common shareholders - basic and diluted:
Net (loss) income from continuing operations attributable to common shareholders -Basic	$(0.07)		$1.40		$(2.43)		$2.19
Dividends declared	(0.70)		(0.60)		(1.40)		(1.20)
Undistributed (loss) earnings	$(0.77)		$0.80		$(3.83)		$0.99

Net (loss) income from continuing operations attributable to common shareholders -Diluted	$(0.07)		$1.40		$(2.43)		$2.18
Dividends declared	(0.70)		(0.60)		(1.40)		(1.20)
Undistributed (loss) earnings	$(0.77)		$0.80		$(3.83)		$0.98

(1)

The 2014 basic and diluted earnings per share denominators were revised to correct the allocation of net income to participating securities under the two-class method.    The revision did not yield in a change to basic or diluted earnings per share.  The Company evaluated the materiality of these revisions in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that these revisions, individually and in the aggregate, were immaterial to all prior periods.   The 2014 basic earnings per share denominator for the six months ended June 30, 2014, as originally reported was 15,307,808 and the 2014 diluted earnings per share denominator as originally reported was 15,379,199.   The 2014 basic earnings per share denominator for the three months ended June 30, 2014, as originally reported was 15,271,200 and the 2014 diluted earnings per share denominator as originally reported was 15,352,692.

(2)	Excludes 1,713 of common equivalent shares related to stock options because their inclusion would be anti dilutive due to the net loss of the Company.
(3)	Excludes 1,971 of common equivalent shares related to stock options because their inclusion would be anti dilutive due to the net loss of the Company.
(4)	Excludes 45,976 of common equivalent shares related to non-vested performance stock grants because their inclusion would be anti dilutive due to the net loss of the Company.
(5)	Excludes 71,327 of common equivalent shares related to non-vested performance stock grants because their inclusion would be anti dilutive due to the net loss of the Company

 Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive.  There were no anti-dilutive stock options or non-vested performance stock grants for the three and six months ended June 30, 2014.

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

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove "share recycling" plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At June 30,  2015, there were 373,091 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

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

The following table summarizes stock option activity under the Incentive Plan for the six months ended  June 30, 2015.

			Weighted
	Shares	Weighted	Average		Aggregate
	Under	Average	Remaining		Intrinsic
	Option	Exercise Price	Contractual Term		Value
Outstanding at beginning of year	12,700	$42.85
Exercised	(3,500)	$42.85
Outstanding at end of period	9,200	$42.85	0.7	years	$137
Exercisable at end of period	9,200	$42.85	0.7	years	$137

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, which is the difference between the fair value based upon the Company’s closing stock price on June 30,  2015 and the exercise price which would have been received by the option holders had all option holders exercised their options as of that date.  The exercise price on stock options outstanding under the Incentive Plan at June 30,  2015 and June 30,  2014 was $42.85. The total intrinsic value of options exercised during the six months ended June 30,  2015 and 2014 was $74 and $58, respectively.

As of March 31, 2011, all compensation expense related to non-vested option awards had been recognized. Cash received from options exercised was $150 and $147 for the six months ended June 30,  2015 and 2014, respectively.

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

In addition to service-based awards, the Company grants performance-based restricted shares to certain employees.  These performance shares cliff vest after a three-year performance period provided certain performance measures are attained.  A portion of these awards, which contain a market condition, vest according to the level of total shareholder return achieved by the Company compared to its property-casualty insurance peers over a three-year period.  The remainders, which contain a performance condition, vest according to the level of Company’s combined ratio results compared to a target based on its property-casualty insurance peers.

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

The following table summarizes restricted stock activity under the Incentive Plan during the six months ended June 30,  2015, assuming a target payout for the 2015 performance-based shares.

	Shares	Weighted	Performance-based	Weighted
	Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	176,116	$46.38	64,724	$50.40
Granted	45,397	$61.68	35,932	$63.73
Vested and unrestricted	(64,130)	$45.17	-	$-
Forfeited	(1,348)	$49.34	-	$-
Outstanding at end of period	156,035	$51.29	100,656	$55.16

 As of June 30,  2015, there was $7,746 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.  The total fair value of the shares that were vested and unrestricted during the six months ended June 30,  2015 and 2014 was $2,897 and $3,554, respectively.  For the six months ended June 30, 2015 and 2014, the Company recorded compensation expense related to restricted stock of $990 and $1,514, net of income tax benefits of $533 and $815, respectively.

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

	As of June 30, 2015
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,807	$8	$—	$—	$1,815
Obligations of states and political subdivisions	390,691	16,744	(1,412)	—	406,023
Residential mortgage-backed securities (1)	206,592	6,528	(1,328)	—	211,792
Commercial mortgage-backed securities	34,659	118	(101)	—	34,676
Other asset-backed securities	12,845	95	(13)	—	12,927
Corporate and other securities	410,362	6,316	(3,746)	—	412,932
Subtotal, fixed maturity securities	1,056,956	29,809	(6,600)	—	1,080,165
Equity securities (2)	100,528	12,800	(2,402)	—	110,926
Other invested assets (5)	15,692	—	—	—	15,692
Totals	$1,173,176	$42,609	$(9,002)	$—	$1,206,783

	As of December 31, 2014
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,507	$—	$(1)	$—	$1,506
Obligations of states and political subdivisions	437,299	23,562	(536)	—	460,325
Residential mortgage-backed securities (1)	201,950	7,015	(1,282)	—	207,683
Commercial mortgage-backed securities	34,216	256	(34)	—	34,438
Other asset-backed securities	10,204	48	(2)	—	10,250
Corporate and other securities	417,341	7,536	(3,628)	—	421,249
Subtotal, fixed maturity securities	1,102,517	38,417	(5,483)	—	1,135,451
Equity securities (2)	97,910	13,332	(2,089)	—	109,153
Other invested assets (5)	11,657	—	—		11,657
Totals	$1,212,084	$51,749	$(7,572)	$—	$1,256,261

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities included interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 345 and 366 securities in an unrealized loss position at June 30, 2015 and December 31, 2014, respectively.
(4)	Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

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

	As of June 30, 2015
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$54,868	$55,549
Due after one year through five years	263,788	266,733
Due after five years through ten years	204,447	206,028
Due after ten years	279,757	292,461
Asset-backed securities	254,096	259,394
Totals	$1,056,956	$1,080,165

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross realized gains
Fixed maturity securities	$82	$310	$265	$484
Equity securities	506	406	1,443	817
Gross realized losses
Fixed maturity securities	(727)	(333)	(1,218)	(863)
Equity securities	(34)	(4)	(252)	(39)
Net realized (losses) gains on investments	$(173)	$379	$238	$399

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

The following tables as of June 30,  2015 and December 31,  2014 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	61,000	1,365	1,801	47	62,801	1,412
Residential mortgage-backed securities	44,035	476	36,793	852	80,828	1,328
Commercial mortgage-backed securities	10,555	101	—	—	10,555	101
Other asset-backed securities	3,179	13	—	—	3,179	13
Corporate and other securities	134,277	2,973	22,464	773	156,741	3,746
Subtotal, fixed maturity securities	253,046	4,928	61,058	1,672	314,104	6,600
Equity securities	25,086	2,164	1,567	238	26,653	2,402
Total temporarily impaired securities	$278,132	$7,092	$62,625	$1,910	$340,757	$9,002

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

The unrealized losses in the Company’s fixed income and equity portfolio as of June 30,  2015 were reviewed for potential other-than-temporary asset impairments.  The Company held no securities at June 30,  2015 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that the unrealized losses recorded on the investment portfolio at June 30,  2015 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

During the six months ended June 30,  2015 and 2014, there was no significant deterioration in the credit quality of any of the Company’s holdings and no OTTI charges were recorded related to the Company’s portfolio of investment securities.  At June 30,  2015 and December 31,  2014, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest on fixed maturity securities	$9,971	$9,616	$20,157	$20,020
Dividends on equity securities	729	743	1,422	1,400
Equity in earnings of other invested assets	258	182	591	303
Interest on other assets	22	20	40	40
Interest on cash and cash equivalents	1	—	2	1
Total investment income	10,981	10,561	22,212	21,764
Investment expenses	664	652	1,338	1,282
Net investment income	$10,317	$9,909	$20,874	$20,482

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.  With the exception of the REIT and FHLB-Boston securities, which are categorized as Level 3 securities, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of June 30,  2015. There were no significant changes to the valuation process during the six months ended June 30,  2015. As of June 30,  2015 and December 31,  2014, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At June 30, 2015 and December 31, 2014, investments in fixed maturities and equity securities classified as available-for-sale had a fair value which equaled carrying value of $1,191,091 and $1,244,604, respectively.  We have no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

	As of June 30, 2015
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,815	$—	$1,815	$—
Obligations of states and political subdivisions	406,023	—	406,023	—
Residential mortgage-backed securities	211,792	—	211,792	—
Commercial mortgage-backed securities	34,676	—	34,676	—
Other asset-backed securities	12,927	—	12,927	—
Corporate and other securities	412,932	—	412,932	—
Equity securities	110,926	92,269	—	18,657
Total investment securities	$1,191,091	$92,269	$1,080,165	$18,657

	As of December 31, 2014
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,506	$—	$1,506	$—
Obligations of states and political subdivisions	460,325	—	460,325	—
Residential mortgage-backed securities	207,683	—	207,683	—
Commercial mortgage-backed securities	34,438	—	34,438	—
Other asset-backed securities	10,250	—	10,250	—
Corporate and other securities	421,249	—	421,249	—
Equity securities	109,153	91,523	—	17,630
Total investment securities	$1,244,604	$91,523	$1,135,451	$17,630

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2015 and 2014.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$18,148	16,194	$17,630	$15,920
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	467	192	985	466
Purchases	42	—	42	—
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$18,657	$16,386	$18,657	$16,386
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of level 3 during 2015 and 2014. The Company held two Level 3 securities at June 30, 2015, and one Level 3 security at June 30, 2014.

6.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Six Months Ended June 30,
	2015	2014
Reserves for losses and LAE at beginning of year	$482,012	$455,014
Less receivable from reinsurers related to unpaid losses and LAE	(61,245)	(60,346)
Net reserves for losses and LAE at beginning of year	420,767	394,668
Incurred losses and LAE, related to:
Current year	367,361	249,332
Prior years	(12,011)	(19,894)
Total incurred losses and LAE	355,350	229,438
Paid losses and LAE related to:
Current year	214,397	137,294
Prior years	88,681	87,846
Total paid losses and LAE	303,078	225,140
Net reserves for losses and LAE at end of period	473,039	398,966
Plus receivable from reinsurers related to unpaid losses and LAE	87,396	58,823
Reserves for losses and LAE at end of period	$560,435	$457,789

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $12,011 and $19,894 for the six months ended June 30, 2015 and 2014, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decreases in prior years reserves during the 2015 and 2014 periods are primarily composed of reductions in our retained automobile and retained homeowners reserves.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  As of June 30, 2015, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at June 30, 2015 and December 31, 2014.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at June 30, 2015 and 2014.

 Safety Insurance Company became a member of the FHLB-Boston during the quarter ended September 30, 2014.  Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities.  The Company has no amounts outstanding from the FHLB-Boston at June 30, 2015 and at December 31, 2014.

9.  Income Taxes

Federal income tax expense for the six months ended June 30, 2015 and 2014 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.  The 2015 effective rate is the result of the expected tax benefit related to net losses incurred by the Company during the first and second quarter, calculated under ASC 740, Income Taxes (ASC 740-270-55), and adjustments for tax-exempt investment income.  The effective rate in 2014 was lower than the statutory rate primarily due to adjustments for tax-exempt investment income.

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

During the six months ended June 30, 2015, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

 The Company’s U.S. federal tax return for the year ended December 31, 2011 was examined by the IRS. The examination was completed during the quarter ended June 30, 2014 with no findings. In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised. Tax years prior to 2011 are closed.

10.  Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of June 30,  2015, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

               No share purchases were made by the Company under the program during the six months ended June 30, 2015.  During the six months ended June 30,  2014, the Company purchased 460,023 shares under the program at a cost of $23,467. As of June 30, 2015,  and December 31, 2014, the Company has purchased 2,279,570 shares at a cost of $83,835.

11.  Related Party Transactions

 Mr. A. Richard Caputo, Jr., a member of the Company’s Board of Directors and the Chairman of its Investment Committee, is a principal of The Jordan Company, LP (“Jordan”).  In 2012, the Company participated as a lender in two loans made by syndicates of lenders to a portfolio company in which funds managed by Jordan are controlling or a significant investor. The first loan, made to Vantage Specialties, Inc., currently bears interest at a rate of 5.00% per annum and matures in February 2019.  The Company’s participation in the loan was $1,438 and $1,451 at June 30, 2015 and December 31, 2014, respectively. The second loan, made to ARCAS Automotive (formerly known as Sequa Auto), was disposed of in 2014.  The remaining loan amortizes in equal quarterly installments of 0.25% of the principal amount per quarter.  The Company made the loans on the same terms as the other lenders participating in the syndicate.  The loans were subject to the approval of the Company’s full Investment Committee.

12.  Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on Form 10-Q with the SEC and no events has occurred that require recognition or disclosure.

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

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.  During the six months ended June 30, 2015 and 2014, we wrote $10,500 and $8,712, respectively, in direct written premiums in New Hampshire.

On February 9, 2015, the Insurance Subsidiaries each received a license to begin writing our property and casualty insurance products in the state of Maine.  We anticipate that we will begin to write new business in Maine later in 2015.

Recent Trends and Events

The quarter ended June 30, 2015 was impacted by an additional $45,000 of catastrophe loss and loss adjustment expenses, relating to winter loss activity experienced during the first quarter of 2015.  While the expected claim counts from the 2015 winter have been reported as anticipated, there has been a significant increase in the expected severity resulting from additional supplemental payments to claimants.  As a result, Safety has now recorded direct catastrophe losses related to the snowfall of $156,700 with an expected reinsurance recovery of $64,974 for the six months ended June 30, 2015.

In total, for the six months ended June 30, 2015, loss and loss adjustment expenses incurred increased by $125,912 or 54.9% to $355,350 from $229,438 for the comparable 2014 period. This is the first time in the history of the Company that a loss pierced our catastrophe reinsurance program.

The following rate changes have been filed with Massachusetts and New Hampshire in 2015 and 2014.

•	We filed and were approved for a Massachusetts homeowner rate increase of 9.1%, which will be effective December 1, 2015.

•	We filed and were approved for a Massachusetts private passenger automobile insurance rate increase of 3.8% effective June 1, 2015. Our rates include a 13% commission rate for agents.

•	We filed and were approved for a Massachusetts commercial automobile insurance rate increase of 3.5%, which was effective February 1, 2015.

•	We filed and were approved for a Massachusetts homeowner rate increase of 2.45%, which was effective December 1, 2014.

•	We filed and were approved for a New Hampshire automobile rate increase of 3.0%, which was effective November 1, 2014.

•	We filed and were approved for a New Hampshire homeowners rate increase of 3.3%, which was effective October 1, 2014.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
GAAP ratios:
Loss ratio	80.6%	60.9%	97.4%	64.8%
Expense ratio	28.6	30.5	28.6	30.4
Combined ratio	109.2%	91.4%	126.0%	95.2%

Share-Based Compensation

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At June 30, 2015, there were 373,091 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of share based awards granted under the Incentive Plan during the six months ended June 30,  2015 is as follows:

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

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2015, the FAIR Plan purchased $1,325,000 of catastrophe reinsurance for property losses with retention of $100,000.  At June 30,  2015, we had $64,974 recoverable from reinsurers under our catastrophe reinsurance program related to the 2015 snow event as discussed in the Recent Trends and Event section.  We also had $57,470 recoverable from CAR.

Effects of Inflation

 We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Results of Operations

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30,  2014

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Direct written premiums	$213,246	$207,251	$407,979	$399,911
Net written premiums	$204,177	$200,402	$389,467	$386,425
Net earned premiums	$182,447	$178,150	$365,011	$354,120
Net investment income	10,317	9,909	20,874	20,482
Earnings from partnership investments	577	—	577	—
Net realized (losses) gains on investments	(173)	379	238	399
Finance and other service income	4,434	4,508	8,941	9,032
Total revenue	197,602	192,946	395,641	384,033
Loss and loss adjustment expenses	147,026	108,550	355,350	229,438
Underwriting, operating and related expenses	52,198	54,418	104,295	107,825
Interest expense	23	23	45	45
Total expenses	199,247	162,991	459,690	337,308
(Loss) income before income taxes	(1,645)	29,955	(64,049)	46,725
Income tax (credit) expense	(592)	8,532	(27,925)	13,177
Net (loss) income	$(1,053)	$21,423	$(36,124)	$33,548
(Loss) earnings per weighted average common share:
Basic	$(0.07)	$1.40	$(2.43)	$2.19
Diluted	$(0.07)	$1.40	$(2.43)	$2.18
Cash dividends paid per common share	$0.70	$0.60	$1.40	$1.20

Direct Written Premiums.  Direct written premiums for the quarter ended June 30,  2015 increased by $5,995, or 2.9%, to $213,246 from $207,251 for the comparable 2014 period.  Direct written premiums for the six months ended June 30,  2015 increased by $8,068, or 2.0%, to $407,979 from $399,911 for the comparable 2014 period. The 2015 increases occurred primarily in our commercial and homeowners business lines, which experienced increases of 5.1%, and 1.7%, respectively, in average written premium per exposure. Written exposures increased in our commercial automobile and homeowners business lines by 4.2% and 4.1%, respectively.

Net Written Premiums.  Net written premiums for the quarter ended June 30,  2015 increased by $3,775, or 1.9%, to $204,177 from $200,402 for the comparable 2014 period. Net written premiums for the six months ended June 30,  2015 increased by $3,042, or 0.8%, to $389,467 from $386,425 for the comparable 2014 period.

Net Earned Premiums.  Net earned premiums for the quarter ended June 30,  2015 increased by $4,297, or 2.4%, to $182,447 from $178,150 for the comparable 2014 period.  Net earned premiums for the six months ended June 30,  2015 increased by $10,891, or 3.1%, to $365,011 from $354,120 for the comparable 2014 period. The 2015 increase was primarily due to the factors that increased direct commercial automobile and homeowners written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Written Premiums
Direct	$213,246	$207,251	$407,979	$399,911
Assumed	6,640	6,894	13,932	14,338
Ceded	(15,709)	(13,743)	(32,444)	(27,824)
Net written premiums	$204,177	$200,402	$389,467	$386,425

Earned Premiums
Direct	$192,574	$186,139	$383,285	$369,011
Assumed	5,762	5,780	12,600	12,184
Ceded	(15,889)	(13,769)	(30,874)	(27,075)
Net earned premiums	$182,447	$178,150	$365,011	$354,120

Net Investment Income.  Net investment income for the quarter ended June 30,  2015 increased by $408, or 4.1%, to $10,317 from $9,909 for the comparable 2014 period.  Net investment income for the six months ended  June 30, 2015 increased by $392, or 1.9%, to $20,874 from $20,482 for the comparable 2014 period. Net effective annualized yield on the investment portfolio was 3.4% for the quarter ended June 30,  2015 compared to 3.3% for the quarter ended June 30, 2014.  Net effective annualized yield on the investment portfolio was 3.4% for the six months ended June 30,  2015 and 2014, respectively. Our duration was 4.0 years at June 30,  2015 and 3.8 years at December 31,  2014.

 Earnings from Partnership Investments. Earnings from partnership investments was $577 in 2015. Investment in this partnership commenced in the fourth quarter of 2014.

            Net Realized (Losses) Gains on Investments.  Net realized losses on investments was $173 for the quarter ended June 30,  2015 compared to net realized gains of $379 for the comparable 2014 period. Net realized gains on investments was  $238 for the six months ended June 30,  2015 compared to net realized gains of $399 for the comparable 2014 period.

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of June 30, 2015
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,807	$8	$—	$—	$1,815
Obligations of states and political subdivisions	390,691	16,744	(1,412)	—	406,023
Residential mortgage-backed securities (1)	206,592	6,528	(1,328)	—	211,792
Commercial mortgage-backed securities	34,659	118	(101)	—	34,676
Other asset-backed securities	12,845	95	(13)	—	12,927
Corporate and other securities	410,362	6,316	(3,746)	—	412,932
Subtotal, fixed maturity securities	1,056,956	29,809	(6,600)	—	1,080,165
Equity securities (2)	100,528	12,800	(2,402)	—	110,926
Other invested assets (5)	15,692	—	—	—	15,692
Totals	$1,173,176	$42,609	$(9,002)	$—	$1,206,783

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities include interests in mutual funds held to fund the Company’s executive deferred compensation plan.

(3)	Our investment portfolio included 345 securities in an unrealized loss position at June 30, 2015.
(4)	Amounts in this column represent other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of June 30, 2015
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$214,008	19.8%
Aaa/Aa	408,639	37.9%
A	204,505	18.9%
Baa	119,776	11.1%
Ba	47,826	4.4%
B	66,692	6.2%
Caa	10,495	1.0%
D	306	0.0%
Not rated	7,918	0.7%
Total	$1,080,165	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of June 30,  2015, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30,  2015.

	As of June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	61,000	1,365	1,801	47	62,801	1,412
Residential mortgage-backed securities	44,035	476	36,793	852	80,828	1,328
Commercial mortgage-backed securities	10,555	101	-	-	10,555	101
Other asset-backed securities	3,179	13	-	-	3,179	13
Corporate and other securities	134,277	2,973	22,464	773	156,741	3,746
Subtotal, fixed maturity securities	253,046	4,928	61,058	1,672	314,104	6,600
Equity securities	25,086	2,164	1,567	238	26,653	2,402
Total temporarily impaired securities	$278,132	$7,092	$62,625	$1,910	$340,757	$9,002

As of June 30,  2015, we held insured investment securities of approximately $47,964, which represented approximately 4.0% of our total investments.  Approximately $31,379 of these securities is pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of June 30,  2015.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of June 30, 2015
			Exposure Net
		Pre-refunded	of Pre-refunded
	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$3,315	$3,315	$-
Financial Guaranty Insurance Company	249	249	-
Assured Guaranty Municipal Corporation	19,938	14,918	5,020
National Public Finance Guaranty Corporation	24,462	12,897	11,565
Total	$47,964	$31,379	$16,585

The Moody’s ratings of the Company’s insured investments held at June 30,  2015 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of June 30,  2015 for potential other-than-temporary asset impairments.  We held no debt securities at June 30,  2015 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  Specific qualitative analysis was performed for securities appearing on our “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The unrealized losses recorded on the investment portfolio at June 30,  2015 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the six months ended June 30,  2015 and 2014, there was no significant deterioration in the credit quality of any of our holdings and no other-than-temporary impairment (“OTTI”) charges were recorded related to our portfolio of investment securities.

 For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income decreased by $74, or 1.6%, to $4,434 for the quarter ended June 30,  2015 from $4,508 for the comparable 2014 period. Finance and other service income decreased by $91, or 1.0%, to $8,941 for the six months ended June 30,  2015 from $9,032 for the comparable 2014 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the quarter ended June 30,  2015 increased by $38,476, or 35.4%, to $147,026 from $108,550 for the comparable 2014 period, due to the additional losses arising from the first quarter events.  Losses and loss adjustment expenses incurred for the six months ended June 30,  2015 increased by $125,912, or 54.9%, to $355,350 from $229,438 for the comparable 2014 period.

Our GAAP loss ratio for the quarter ended June 30,  2015 increased to 80.6% from 60.9% for the comparable 2014 period. Our GAAP loss ratio for the six months ended June 30,  2015 increased to 97.4% from 64.8% for the comparable 2014 period. Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended June 30,  2015 increased to 72.0% from 52.6% for the comparable 2014 period. Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30,  2015 increased to 85.7% from 56.2% for the comparable 2014 period. Total prior year favorable development included in the pre-tax results  for the three and six months ended June 30,  2015 was $7,924 and $12,011, respectively. Total prior year favorable development included in the pre-tax results for the three and six months ended June 30, 2014 was $8,913 and $19,894, respectively.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended June 30,  2015 decreased by $2,220, or 4.1%, to $52,198 from $54,418 for the comparable 2014 period.  Underwriting, operating and related expenses for the six months ended June 30,  2015 decreased by $3,530, or 3.3%, to $104,295 from $107,825 for the comparable 2014 period.  Our GAAP expense ratio for the three months ended June 30,  2015 decreased to 28.6% from 30.5% for the comparable 2014 period. Our GAAP expense ratio for the six months ended June 30,  2015 decreased to 28.6% from 30.4% for the comparable 2014 period. The decrease in underwriting, operating, and related expenses and the expense ratio is attributable to decreases in contingent commissions and bonus compensation.

Interest Expense.  Interest expense was $23 for the quarters ended June 30,  2015 and 2014, respectively. Interest expense was $45 for the six months ended June 30,  2015 and 2014, respectively. The credit facility commitment fee included in interest expense for both the quarter and six months ended June 30,  2015 and 2014 was $19 and $37, respectively.

Income Tax Expense.  Our effective tax rate was 36.0% and 28.5% for the quarters ended June 30,  2015 and 2014, respectively.   Our effective tax rate was 43.6% and 28.2% for the six months ended June 30,  2015 and 2014, respectively. The effective rate in 2015 is the result of the expected tax benefit related to the net loss of the Company, which is increased by the adjustments for tax-exempt investment income.  The effective rate in 2014 was lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

 Net (Loss) Income.  Net loss for the quarter ended June 30,  2015 was $1,053 compared to net income of $21,423 for the comparable 2014 period. Net loss for the six months ended June 30,  2015 was $36,124 compared to net income of $33,548 for the comparable 2014 period. The decrease in net income for the quarter and six months ended June 30,  2015 compared to the comparable 2014 periods was attributable to catastrophic losses related to record snowfalls in 2015.

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

Net cash used for operating activities was $35,439 during the six months ended June 30, 2015.  Net cash provided by operating activities was $24,623 during the six months ended June 30, 2014. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  The net cash used by operating activities for the six months ended June 30,  2015  was the result of claims paid related to the increase in loss expense due to the significant snowfall totals experienced.  Positive operating cash flows are expected to continue in the future to meet our liquidity requirements.

Net cash provided by investing activities was $35,111 during the six months ended June 30,  2015 compared to net cash used for investing activities of $1,064 during the six months ended June 30,  2014.  Proceeds from maturities, redemptions, calls and sales, of securities were $156,134 during the six months ended June 30,  2015 compared to $122,284 for the comparable prior year period.

Net cash used for financing activities was $20,834 and $41,696 during the six months ended June 30, 2015 and 2014, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders. Net cash used for financing activities during the six months ended June 30, 2014 also included the acquisition of $23,467 of treasury shares. There were no treasury share acquisitions in 2015.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2014, the statutory surplus of Safety Insurance was $630,041, and its net income for 2014 was $51,211.  As a result, a maximum of $63,004 is available in 2015 for such dividends without prior approval of the Commissioner.  As result of this Massachusetts statue, the Insurance Subsidiaries had restricted net assets in the amount of $567,037 at December 31, 2014. During the six months ended June 30, 2015, Safety Insurance paid dividends to Safety of $20,189.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2015 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 17, 2015	March 2, 2015	March 13, 2015	$0.70	$10,468
May 5, 2015	June 1, 2015	June 15, 2015	$0.70	$10,462

On August 5, 2015, our Board approved and declared a dividend of $0.70 per share which will be paid on September 15, 2015 to shareholders of record on September 1, 2015. We plan to continue to declare and pay quarterly cash dividends in 2015, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of June 30, 2015, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of June 30, 2015 and December 31, 2014, the Company had purchased 2,279,570 shares of common stock at a cost of $83,835.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $437,767 to $481,570 as of June 30, 2015.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $473,039 as of 2015.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2015.

Line of Business	Low	Recorded	High
Private passenger automobile	$221,327	$233,492	$236,583
Commercial automobile	60,130	67,801	67,935
Homeowners	96,980	104,452	107,845
All other	59,330	67,294	69,207
Total	$437,767	$473,039	$481,570

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of June 30,  2015.

Line of Business	Case	IBNR	Total
Private passenger automobile	$251,208	$(18,426)	$232,782
CAR assumed private passenger auto	171	539	710
Commercial automobile	41,840	9,423	51,263
CAR assumed commercial automobile	7,495	9,044	16,539
Homeowners	58,134	35,019	93,153
FAIR Plan assumed homeowners	5,098	6,200	11,298
All other	34,967	32,327	67,294
Total net reserves for losses and LAE	$398,913	$74,126	$473,039

At June 30,  2015, our total IBNR reserves for our private passenger automobile line of business was comprised of ($39,560) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $21,134 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 54.7% of our total reserves for CAR assumed commercial automobile business as of June 30, 2015 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 54.9% of our total reserves for FAIR Plan assumed homeowners at June 30, 2015 due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of June 30,  2015.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$232,782
CAR assumed private passenger automobile		$710
Net private passenger automobile			$233,492
Commercial automobile	51,263
CAR assumed commercial automobile		16,539
Net commercial automobile			67,802
Homeowners	93,153
FAIR Plan assumed homeowners		11,298
Net homeowners			104,451
All other	67,294	-	67,294
Total net reserves for losses and LAE	$444,492	$28,547	$473,039

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the six months ended June 30, 2015, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $3,649.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $2,372 effect on net income, or $0.16 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the six months ended June 30,  2015.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,656)	$(2,328)	$—
Estimated increase in net income	3,026	1,513	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,328)	—	2,328
Estimated increase (decrease) in net income	1,513	—	(1,513)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,328	4,656
Estimated decrease in net income	—	(1,513)	(3,026)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated increase (decrease) in reserves	1,025	(513)	—
Estimated increase in net income	666	333	—
No Change in Severity
Estimated (decrease) increase in reserves	(513)	—	513
Estimated increase (decrease) in net income	333	—	(333)
+1 Percent Change in Severity
Estimated increase in reserves	—	513	1,025
Estimated decrease in net income	—	(333)	(666)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,863)	(932)	—
Estimated increase in net income	1,211	605	—
No Change in Severity
Estimated (decrease) increase in reserves	(932)	—	932
Estimated increase (decrease) in net income	605	—	(605)
+1 Percent Change in Severity
Estimated increase in reserves	—	932	1,863
Estimated decrease in net income	—	(605)	(1,211)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,346)	(673)	—
Estimated increase in net income	875	437	—
No Change in Severity
Estimated (decrease) increase in reserves	(673)	—	673
Estimated increase (decrease) in net income	437	—	(437)
+1 Percent Change in Severity
Estimated increase in reserves	—	673	1,346
Estimated decrease in net income	—	(437)	(875)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2015.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(7)	$7
Estimated increase (decrease) in net income	5	(5)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(165)	165
Estimated increase (decrease) in net income	108	(108)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(113)	113
Estimated increase (decrease) in net income	73	(73)

Reserve Development Summary

 The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $12,011 and  $19,894 during the six months ended June 30, 2015 and 2014, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2015 and 2014.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Six Months Ended June 30,
Accident Year	2015	2014
2005 & prior	$(853)	$(1,087)
2006	(149)	(1,084)
2007	(230)	(847)
2008	(386)	(1,581)
2009	(777)	(2,143)
2010	(2,191)	(3,332)
2011	(2,270)	(4,731)
2012	(4,117)	(4,654)
2013	(2,456)	(435)
2014	1,418	—
All prior years	$(12,011)	$(19,894)

The decreases in prior years’ reserves during the six months ended June 30,  2015 and 2014 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2015 decrease is primarily composed of reductions of $6,185 in our retained private passenger automobile reserves, $2,241 in our retained commercial automobile reserves, $3,287 in our retained homeowners reserves and $1,165 in our retained other lines reserves.  The 2014 decrease is primarily composed of reductions of $10,828 in our retained private passenger automobile reserves and $5,899 in our retained homeowners reserves.

The following table presents information by line of business for prior year development of our net reserves for losses June 30,  2015.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2005 & prior	$(209)	$(493)	$4	$(155)	$(853)
2006	(16)	(112)	6	(27)	(149)
2007	(226)	(1)	(3)	—	(230)
2008	(1)	(257)	(4)	(124)	(386)
2009	(626)	(7)	(4)	(140)	(777)
2010	(772)	(455)	(685)	(279)	(2,191)
2011	(1,319)	2	(867)	(86)	(2,270)
2012	(2,638)	(52)	(1,137)	(290)	(4,117)
2013	(509)	(1,075)	(919)	47	(2,456)
2014	174	(241)	1,596	(111)	1,418
All prior years	$(6,142)	$(2,691)	$(2,013)	$(1,165)	$(12,011)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the six months ended June 30, 2015 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2005 & prior	$(252)	$(399)	$4	$(155)	$(802)
2006	(16)	(47)	6	(27)	(84)
2007	(226)	(1)	(3)	—	(230)
2008	(1)	(259)	(3)	(124)	(387)
2009	(626)	(10)	(5)	(140)	(781)
2010	(772)	(504)	(684)	(279)	(2,239)
2011	(1,319)	(55)	(863)	(86)	(2,323)
2012	(2,638)	(25)	(1,062)	(290)	(4,015)
2013	(509)	(822)	(849)	47	(2,133)
2014	174	(119)	172	(111)	116
All prior years	$(6,185)	$(2,241)	$(3,287)	$(1,165)	$(12,878)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the six months ended June 30,  2015.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2005 & prior	$43	$(94)	$—	$(51)
2006	—	(65)	—	(65)
2007	—	—	—	—
2008	—	2	(1)	1
2009	—	3	1	4
2010	—	49	(1)	48
2011	—	57	(4)	53
2012	—	(27)	(75)	(102)
2013	—	(253)	(70)	(323)
2014	—	(122)	1,424	1,302
All prior years	$43	$(450)	$1,274	$867

Our private passenger automobile line of business prior year reserves decreased by $6,142 for the six months ended June 30,  2015.  The decrease was primarily due to improved retained private passenger results of $3,957 for the accident years 2011 and 2012.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $2,691 for the six months ended June 30, 2015. The decrease was primarily due to improved retained commercial results of $1,326 for the accident years 2010 and 2013.

Our retained homeowners and our retained other lines of business prior year reserves decreased by $3,287 and $1,165, respectively for the six months ended June 30,  2015 due primarily to fewer IBNR claims than previously estimated.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2015
Estimated fair value	$1,118,040	$1,080,165	$1,037,205
Estimated increase (decrease) in fair value	$37,875	$—	$(42,960)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At June 30,  2015, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2015, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30, 2014, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.  No share repurchases were made by the Company during the six months ended June 30, 2015.

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

August 7, 2015	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer and Secretary

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Employment Agreement by and between Safety Insurance Group, Inc. and Ann M. McKeown as of August 5, 2015 (2) (3)
11.0	Statement re: Computation of Per Share (Loss) earnings(1)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(2)

(1)	Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, (loss) earnings per Weighted Average Common Share.
(2)	Included herein.
(3)	Denotes management contract or compensatory plan or arrangement.