Form 10-Q
period 2015-09-30
SAFETY INSURANCE GROUP INC
filed 2015-11-06
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐  No ☒

As of November 4, 2015 there were 15,093,073 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,046,663 and $1,102,517)	$1,071,167	$1,135,451
Equity securities, at fair value (cost: $100,704 and $97,910)	103,672	109,153
Other invested assets	15,319	11,657
Total investments	1,190,158	1,256,261
Cash and cash equivalents	43,243	42,455
Accounts receivable, net of allowance for doubtful accounts	193,768	175,532
Receivable for securities sold	795	—
Accrued investment income	9,394	10,295
Taxes recoverable	23,929	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	42,092	6,267
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	74,078	61,245
Ceded unearned premiums	22,214	19,638
Deferred policy acquisition costs	72,976	67,329
Deferred income taxes	4,298	—
Equity and deposits in pools	28,993	23,159
Other assets	13,717	13,538
Total assets	$1,719,655	$1,675,719

Liabilities
Loss and loss adjustment expense reserves	$553,329	$482,012
Unearned premium reserves	425,009	390,361
Accounts payable and accrued liabilities	43,073	65,863
Payable for securities purchased	4,296	4,591
Payable to reinsurers	26,280	7,653
Deferred income taxes	—	1,614
Taxes payable	—	265
Other liabilities	23,226	15,077
Total liabilities	1,075,213	967,436

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,371,903 and 17,288,728 shares issued	174	173
Additional paid-in capital	178,716	175,583
Accumulated other comprehensive income, net of taxes	17,425	28,715
Retained earnings	531,962	587,647
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	644,442	708,283
Total liabilities and shareholders’ equity	$1,719,655	$1,675,719

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net earned premiums	$186,582	$180,277	$551,593	$534,397
Net investment income	9,950	10,809	30,824	31,291
Earnings from partnership investments	859	—	1,436	—
Net realized (losses) gains on investments	(310)	284	(72)	683
Net impairment losses on investments (a)	(434)	—	(434)	—
Finance and other service income	4,623	4,749	13,564	13,781
Total revenue	201,270	196,119	596,911	580,152

Losses and loss adjustment expenses	128,931	119,742	484,281	349,180
Underwriting, operating and related expenses	53,624	54,378	157,919	162,203
Interest expense	22	22	67	67
Total expenses	182,577	174,142	642,267	511,450

(Loss) income before income taxes	18,693	21,977	(45,356)	68,702
Income tax (credit) expense	6,712	6,541	(21,213)	19,718
Net income (loss)	$11,981	$15,436	$(24,143)	$48,984

(Loss) earnings per weighted average common share:
Basic	$0.80	$1.03	$(1.62)	$3.23
Diluted	$0.80	$1.03	$(1.62)	$3.21

Cash dividends paid per common share	$0.70	$0.70	$2.10	$1.90

Number of shares used in computing (loss) earnings per share:
Basic	14,880,796	14,804,818	14,861,533	15,026,368
Diluted	14,907,672	14,910,177	14,861,533	15,091,844

(a) No portion of the other-than-temporary impairments recognized in the periods were included in other comprehensive income.

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$11,981	$15,436	$(24,143)	$48,984

Other comprehensive income, net of tax:
Unrealized holding (losses) gains during the period, net of income tax expense of ($2,489), ($2,047), ($6,105) and $5,688.	(4,622)	(3,801)	(11,337)	10,564
Reclassification adjustment for losses or gains included in net income, net of income tax benefit (expense) of $109, ($100), $25 and ($239).	202	(185)	47	(444)
Unrealized (losses) gains on securities available for sale	(4,420)	(3,986)	(11,290)	10,120

Comprehensive (loss) income	$7,561	$11,450	$(35,433)	$59,104

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2013	$172	$170,391	$17,200	$567,792	$(60,368)	$695,187
Net income, January 1 to September 30, 2014				48,984		48,984
Other comprehensive income, net of deferred federal income taxes			10,120			10,120
Restricted share awards issued	1	217				218
Recognition of employee share-based compensation, net of deferred federal income taxes		3,543				3,543
Exercise of options, net of federal income taxes		151				151
Dividends paid and accrued				(28,969)		(28,969)
Acquisition of treasury stock					(23,467)	(23,467)
Balance at September 30, 2014	$173	$174,302	$27,320	$587,807	$(83,835)	$705,767

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2014	$173	$175,583	$28,715	$587,647	$(83,835)	$708,283
Net loss, January 1 to September 30, 2015				(24,143)		(24,143)
Other comprehensive income, net of deferred federal income taxes			(11,290)			(11,290)
Restricted share awards issued	1	246				247
Recognition of employee share-based compensation, net of deferred federal income taxes		2,691				2,691
Exercise of options, net of federal income taxes		196				196
Dividends paid and accrued				(31,542)		(31,542)
Balance at September 30, 2015	$174	$178,716	$17,425	$531,962	$(83,835)	$644,442

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(24,143)	$48,984
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization, net	8,829	9,804
(Credit) provision for deferred income taxes	(497)	138
Net realized losses / (gains) on investments	72	(683)
Net impairment losses on investments	434	—
Earnings from partnership investments	(1,436)	—
Changes in assets and liabilities:
Accounts receivable	(18,236)	(21,823)
Accrued investment income	901	352
Receivable from reinsurers	(48,658)	(2,123)
Ceded unearned premiums	(2,576)	(541)
Deferred policy acquisition costs	(5,647)	(7,791)
Taxes recoverable	(23,929)	—
Other assets	(5,527)	(7,630)
Loss and loss adjustment expense reserves	71,317	12,759
Unearned premium reserves	34,648	41,321
Accounts payable and accrued liabilities	(23,110)	(14,014)
Payable to reinsurers	18,627	11,885
Other liabilities	8,149	(5,028)
Net cash (used for) provided by operating activities	(10,782)	65,610

Cash flows from investing activities:
Fixed maturities purchased	(157,820)	(168,135)
Equity securities purchased	(23,725)	(20,840)
Other invested assets purchased	(3,434)	(2,900)
Proceeds from sales and paydowns of fixed maturities	109,346	119,351
Proceeds from maturities, redemptions, and calls of fixed maturities	97,403	24,500
Proceeds from sales of equity securities	23,032	8,656
Proceeds from other invested assets redeemed	1,195	—
Fixed assets purchased	(3,140)	(1,590)
Net cash provided by (used for) investing activities	42,857	(40,958)

Cash flows from financing activities:
Proceeds from stock options exercised	193	147
Excess tax benefit from stock options exercised	2	4
Dividends paid to shareholders	(31,482)	(28,840)
Acquisition of treasury stock	—	(23,467)
Net cash used for financing activities	(31,287)	(52,156)

Net increase (decrease) in cash and cash equivalents	788	(27,504)
Cash and cash equivalents at beginning of year	42,455	55,877
Cash and cash equivalents at end of period	$43,243	$28,373

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

The financial information as of September 30, 2015 and for the three and nine months ended September 30,  2015 and 2014 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods.  The financial information as of December 31,  2014 is derived from the audited financial statements included in the Company's  2014 annual report on Form 10-K filed with the SEC on March 2, 2015.

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

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”).  ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  The reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value.  ASU 2015-07 is effective for fiscal years beginning after December 31, 2015.  Early adoption is allowed and the reporting entity should apply ASU 2015-07 retrospectively to all periods presented.  The Company does not expect the adoption of ASU 2015-07 to have a material impact on its financial position, results of operations or cash flows.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability as a Going Concern” (“ASU 2014-15”).  ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements, and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2015 and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its financial position, results of operations, or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period" ("ASU 2014-12”), which revises the accounting treatment for stock compensation tied to performance targets. ASU 2014-12 is effective for calendar years beginning after December 15, 2015. The impact of adoption was not material to the Company’s financial position, results of operations or cash flows.

 In May 2014, the FASB issued as final, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017 and allows early adoption. ASU 2014-09 allows for the use of either the retrospective or modified retrospective approach of adoption. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its financial position, results of operations, or cash flows.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015		2014
Earnings attributable to common shareholders - basic and diluted:
Net (loss) income from continuing operations	$11,981	$15,436		$(24,143)		$48,984
Allocation of income for participating shares	(90)	(142)	(1)	—		(475)	(1)
Net (loss) income from continuing operations attributed to common shareholders	$11,891	$15,294	(1)	$(24,143)		$48,509	(1)
Earnings per share denominator - basis and diluted
Total weighted average common shares outstanding, including participating shares	14,993,162	14,941,685		14,982,697		15,173,415
Less: weighted average participating shares	(112,366)	(136,867)		(121,164)		(147,047)
Basic earnings per share denominator	14,880,796	14,804,818	(1)	14,861,533		15,026,368	(1)
Common equivalent shares- stock options	1,292	2,013		—	(2)	2,352
Common equivalent shares- non-vested performance stock grants	25,584	103,346		—	(3)	63,124
Diluted earnings per share denominator	14,907,672	14,910,177	(1)	14,861,533		15,091,844	(1)

Basic (loss) earnings per share	$0.80	$1.03		$(1.62)		$3.23
Diluted (loss) earnings per share	$0.80	$1.03		$(1.62)		$3.21

Undistributed (loss) earnings attributable to common shareholders - basic and diluted:
Net (loss) income from continuing operations attributable to common shareholders -Basic	$0.80	$1.03		$(1.62)		$3.23
Dividends declared	(0.70)	(0.70)		(2.10)		(1.90)
Undistributed (loss) earnings	$0.10	$0.33		$(3.72)		$1.33

Net (loss) income from continuing operations attributable to common shareholders -Diluted	$0.80	$1.03		$(1.62)		$3.21
Dividends declared	(0.70)	(0.70)		(2.10)		(1.90)
Undistributed (loss) earnings	$0.10	$0.33		$(3.72)		$1.31
0

(1)

The 2014 basic and diluted earnings per share denominators were revised to correct the allocation of net income to participating securities under the two-class method.    The revision did not yield in a change to basic or diluted earnings per share.  The Company evaluated the materiality of these revisions in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that these revisions, individually and in the aggregate, were immaterial to all prior periods.   The 2014 basic earnings per share denominator for the nine months ended September 30,  2014, as originally reported was 15,173,415 and the 2014 diluted earnings per share denominator as originally reported was 15,238,891.   The 2014 basic earnings per share denominator for the three months ended September 30,  2014, as originally reported was 14,941,685 and the 2014 diluted earnings per share denominator as originally reported was 15,047,044.

(2)	Excludes 1,735 of common equivalent shares related to stock options because their inclusion would be anti dilutive due to the net loss of the Company.
(3)	Excludes 55,912 of common equivalent shares related to non-vested performance stock grants because their inclusion would be anti dilutive due to the net loss of the Company

 Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive.  There were no anti-dilutive stock options or non-vested performance stock grants for the three and nine months ended September 30, 2015 and 2014.

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

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove "share recycling" plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At September 30,  2015, there were 369,755 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

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

The following table summarizes stock option activity under the Incentive Plan for the nine months ended  September 30, 2015.

			Weighted
	Shares	Weighted	Average		Aggregate
	Under	Average	Remaining		Intrinsic
	Option	Exercise Price	Contractual Term		Value
Outstanding at beginning of year	12,700	$42.85
Exercised	(4,500)	$42.85
Outstanding at end of period	8,200	$42.85	0.4	years	$93
Exercisable at end of period	8,200	$42.85	0.4	years	$93

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, which is the difference between the fair value based upon the Company’s closing stock price on September 30,  2015 and the exercise price which would have been received by the option holders had all option holders exercised their options as of that date.  The exercise price on stock options outstanding under the Incentive Plan at September 30,  2015 and September 30,  2014 was $42.85. The total intrinsic value of options exercised during the nine months ended September 30,  2015 and 2014 was $95 and $69, respectively.

As of March 31, 2011, all compensation expense related to non-vested option awards had been recognized. Cash received from options exercised was $193 and $147 for the nine months ended September 30,  2015 and 2014, respectively.

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

The following table summarizes restricted stock activity under the Incentive Plan during the nine months ended September 30,  2015, assuming a target payout for the 2015 performance-based shares.

	Shares	Weighted	Performance-based	Weighted
	Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	176,116	$46.38	64,724	$50.40
Granted	46,943	$61.57	37,722	$63.62
Vested and unrestricted	(64,130)	$45.17	-	$-
Forfeited	(2,645)	$49.39	(3,345)	$46.91
Outstanding at end of period	156,284	$51.37	99,101	$55.55

 As of September 30,  2015, there was $6,784 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.  The total fair value of the shares that were vested and unrestricted during the nine months ended September 30,  2015 and 2014 was $2,897 and $3,554, respectively.  For the nine months ended September 30, 2015 and 2014, the Company recorded compensation expense related to restricted stock of $1,710 and $2,245, net of income tax benefits of $921 and $1,209, respectively.

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

	As of September 30, 2015
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$15,941	$114	$—	$—	$16,055
Obligations of states and political subdivisions	366,006	19,571	(632)	—	384,945
Residential mortgage-backed securities (1)	216,613	6,572	(726)	—	222,459
Commercial mortgage-backed securities	33,924	377	(18)	—	34,283
Other asset-backed securities	12,707	148	—	—	12,855
Corporate and other securities	401,472	5,761	(6,663)	—	400,570
Subtotal, fixed maturity securities	1,046,663	32,543	(8,039)	—	1,071,167
Equity securities (2)	100,704	9,345	(6,377)	—	103,672
Other invested assets (5)	15,319	—	—	—	15,319
Totals	$1,162,686	$41,888	$(14,416)	$—	$1,190,158

	As of December 31, 2014
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,507	$—	$(1)	$—	$1,506
Obligations of states and political subdivisions	437,299	23,562	(536)	—	460,325
Residential mortgage-backed securities (1)	201,950	7,015	(1,282)	—	207,683
Commercial mortgage-backed securities	34,216	256	(34)	—	34,438
Other asset-backed securities	10,204	48	(2)	—	10,250
Corporate and other securities	417,341	7,536	(3,628)	—	421,249
Subtotal, fixed maturity securities	1,102,517	38,417	(5,483)	—	1,135,451
Equity securities (2)	97,910	13,332	(2,089)	—	109,153
Other invested assets (5)	11,657	—	—		11,657
Totals	$1,212,084	$51,749	$(7,572)	$—	$1,256,261

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities included interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 410 and 366 securities in an unrealized loss position at September 30, 2015 and December 31, 2014, respectively.
(4)	Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

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

	As of September 30, 2015
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$56,472	$57,095
Due after one year through five years	252,812	255,020
Due after five years through ten years	197,857	197,138
Due after ten years	276,278	292,318
Asset-backed securities	263,244	269,596
Totals	$1,046,663	$1,071,167

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross realized gains
Fixed maturity securities	$81	$120	$346	$604
Equity securities	1,022	316	2,465	1,133
Gross realized losses
Fixed maturity securities	(1,302)	(48)	(2,520)	(911)
Equity securities	(111)	(104)	(363)	(143)
Net realized (losses) gains on investments	$(310)	$284	$(72)	$683

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

The following tables as of September 30,  2015 and December 31,  2014 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	35,169	611	1,774	21	36,943	632
Residential mortgage-backed securities	68,215	629	5,491	97	73,706	726
Commercial mortgage-backed securities	1,556	18	—	—	1,556	18
Other asset-backed securities	—	—	—	—	—	—
Corporate and other securities	133,189	4,038	29,848	2,625	163,037	6,663
Subtotal, fixed maturity securities	238,129	5,296	37,113	2,743	275,242	8,039
Equity securities	23,768	3,133	9,205	3,244	32,973	6,377
Total temporarily impaired securities	$261,897	$8,429	$46,318	$5,987	$308,215	$14,416

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

The unrealized losses in the Company’s fixed income and equity portfolio as of September 30,  2015 were reviewed for potential other-than-temporary asset impairments.  The Company held three securities at September 30,  2015 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  As a result of our analysis, during the three and nine months ended September 30, 2015, the Company recognized OTTI of $434 which consisted entirely of credit losses related to fixed maturity securities. There was no OTTI related to fixed maturity securities during the three and nine months ended September 30, 2014.

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

The qualitative analysis performed by the Company concluded that outside of the securities that were recognized through OTTI, the unrealized losses recorded on the investment portfolio at September 30,  2015 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the credit loss recognized in earnings related to fixed maturity securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Credit losses on fixed maturity securities, beginning of period	$-	$-	$-	$-
Add: credit losses on OTTI not previously recognized	434	-	434	-
Less: credit losses on securities sold	-	-	-	-
Less: credit losses on securities impaired due to intent to sell	-	-	-	-
Add: credit losses on previously impaired securities	-	-	-	-
Less: increases in cash flows expected on previously impaired securities	-	-	-	-
Credit losses on fixed maturity securities, end of period	$434	$-	$434	$-

At September 30,  2015 and December 31,  2014, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest on fixed maturity securities	$9,663	$10,457	$29,820	$30,477
Dividends on equity securities	733	842	2,155	2,242
Equity in earnings of other invested assets	194	150	785	453
Interest on other assets	18	19	58	59
Interest on cash and cash equivalents	1	1	3	2
Total investment income	10,609	11,469	32,821	33,233
Investment expenses	659	660	1,997	1,942
Net investment income	$9,950	$10,809	$30,824	$31,291

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

The Company’s Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets.  The Company’s Level 2 securities are comprised of available-for-sale fixed maturity securities whose fair value was determined using observable market inputs.  The Company’s Level 3 securities consist of two investments; (1) a real estate investment trust equity investment whose fair value was determined using the trust’s net asset value obtained from its audited financial statements; however, the Company is required to submit a request 45 days before a quarter end to dispose of the security; and (2) an investment in the Federal Home Loan Bank of Boston related to Safety Insurance Company’s membership stock, which is not redeemable in a short-term time frame.  Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs.  Investments valued using these inputs include U.S. Treasury securities, obligations of states and political subdivisions, corporate and other securities, commercial and residential mortgage-backed securities, and other asset-backed securities.  Inputs into the fair value application that are utilized by asset class include but are not limited to:

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.  With the exception of the REIT and FHLB-Boston securities, which are categorized as Level 3 securities, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of September 30,  2015. There were no significant changes to the valuation process during the nine months ended September 30,  2015. As of September 30,  2015 and December 31,  2014, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At September 30, 2015 and December 31, 2014, investments in fixed maturities and equity securities classified as available-for-sale had a fair value which equaled carrying value of $1,174,839 and $1,244,604, respectively.  We have no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

	As of September 30, 2015
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$16,055	$—	$16,055	$—
Obligations of states and political subdivisions	384,945	—	384,945	—
Residential mortgage-backed securities	222,459	—	222,459	—
Commercial mortgage-backed securities	34,283	—	34,283	—
Other asset-backed securities	12,855	—	12,855	—
Corporate and other securities	400,570	—	400,570	—
Equity securities	103,672	84,500	—	19,172
Total investment securities	$1,174,839	$84,500	$1,071,167	$19,172

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2014
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,506	$—	$1,506	$—
Obligations of states and political subdivisions	460,325	—	460,325	—
Residential mortgage-backed securities	207,683	—	207,683	—
Commercial mortgage-backed securities	34,438	—	34,438	—
Other asset-backed securities	10,250	—	10,250	—
Corporate and other securities	421,249	—	421,249	—
Equity securities	109,153	91,523	—	17,630
Total investment securities	$1,244,604	$91,523	$1,135,451	$17,630

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2015 and 2014.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$18,657	16,386	$17,630	$15,920
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	515	454	1,500	920
Purchases	—	505	42	505
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$19,172	$17,345	$19,172	$17,345
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of Level 3 during the 2015 and 2014. The Company held two Level 3 securities at September 30, 2015 and September 30, 2014.

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

	Nine Months Ended September 30,
	2015	2014
Reserves for losses and LAE at beginning of year	$482,012	$455,014
Less receivable from reinsurers related to unpaid losses and LAE	(61,245)	(60,346)
Net reserves for losses and LAE at beginning of year	420,767	394,668
Incurred losses and LAE, related to:
Current year	504,073	378,519
Prior years	(19,792)	(29,339)
Total incurred losses and LAE	484,281	349,180
Paid losses and LAE related to:
Current year	310,803	223,709
Prior years	114,994	112,245
Total paid losses and LAE	425,797	335,954
Net reserves for losses and LAE at end of period	479,251	407,894
Plus receivable from reinsurers related to unpaid losses and LAE	74,078	59,879
Reserves for losses and LAE at end of period	$553,329	$467,773

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $19,792 and $29,339 for the nine months ended September 30, 2015 and 2014, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decreases in prior years reserves during the 2015 and 2014 periods are primarily composed of reductions in our retained automobile and retained homeowners reserves.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  As of September 30, 2015, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at September 30, 2015 and December 31, 2014.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at September 30, 2015 and 2014.

 Safety Insurance Company became a member of the FHLB-Boston during the quarter ended September 30, 2014.  Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities.  At September 30, 2015, the Company has the ability to borrow approximately $174,706 using eligible invested assets that would be used as collateral.  The Company has no amounts outstanding from the FHLB-Boston at September 30,  2015 and at December 31, 2014.

9.  Income Taxes

Federal income tax expense for the nine months ended September 30, 2015 and 2014 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.  The 2015 effective rate is the result of the expected tax benefit related to net losses incurred by the Company during the nine months ended September 30, 2015, calculated under ASC 740, Income Taxes (ASC 740-270-55), and adjustments for tax-exempt investment income.  The effective rate in 2014 was lower than the statutory rate primarily due to adjustments for tax-exempt investment income.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the nine months ended September 30, 2015, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

 The Company’s U.S. federal tax return for the year ended December 31, 2011 was examined by the IRS. The examination was completed during the quarter ended September 30,  2014 with no findings. In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised. Tax years prior to 2012 are closed.

10.  Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30,  2015, the Board of Directors had cumulatively authorized

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

               No share purchases were made by the Company under the program during the nine months ended September 30, 2015.  During the nine months ended September 30,  2014, the Company purchased 460,023 shares under the program at a cost of $23,467. As of September 30, 2015, and December 31, 2014, the Company has purchased 2,279,570 shares at a cost of $83,835.

11.  Related Party Transactions

 Mr. A. Richard Caputo, Jr., a member of the Company’s Board of Directors and the Chairman of its Investment Committee, is a principal of The Jordan Company, LP (“Jordan”).  In 2012, the Company participated as a lender in two loans made by syndicates of lenders to a portfolio company in which funds managed by Jordan are controlling or a significant investor. The first loan, made to Vantage Specialties, Inc., currently bears interest at a rate of 5.00% per annum and matures in February 2019.  The Company’s participation in the loan was $1,434 and $1,451 at September 30,  2015 and December 31,  2014, respectively. The loan amortizes in equal quarterly installments of 0.25% of the principal amount per quarter. The second loan, made to ARCAS Automotive (formerly known as Sequa Auto), was disposed of in 2014.  The Company made the loans on the same terms as the other lenders participating in the syndicate.  The loans were subject to the approval of the Company’s full Investment Committee.

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

We are a leading provider of property and casualty insurance focused primarily on the Massachusetts market.  Our principal product line is automobile insurance.  In addition to private passenger automobile insurance (which represented 61.7% of our direct written premiums in 2014) and commercial automobile insurance (which represented 12.5% of our direct written premiums in 2014), we offer a portfolio of other insurance products, including homeowners (21.1% of 2014 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.7% of 2014 direct written premiums).  Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 930 in 1,076 locations throughout Massachusetts and New Hampshire during 2014.  We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 10.7% and 13.5% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2014 according to statistic compiled by the Commonwealth Automobile Reinsurers (“CAR”).

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.  During the nine months ended September 30, 2015 and 2014, we wrote $16,861 and $13,901, respectively, in direct written premiums in New Hampshire.

On February 9, 2015, the Insurance Subsidiaries each received a license to begin writing our property and casualty insurance products in the state of Maine.  We anticipate that we will begin to write new business in Maine in early 2016.

Recent Trends and Events

For the quarter ended September 30,  2015, loss and loss adjustment expense incurred increased by $9,189, or 7.7%, to $128,931 from $119,742 for the comparable 2014 period due to $12,462 of hail storm claims experienced in 2015.

For the nine months ended September 30, 2015, loss and loss adjustment expenses incurred increased by $135,101, or 38.7%, to $484,281 from $349,180 for the comparable 2014 period due to winter snowfall catastrophe losses previously reported in 2015. Safety has recorded direct catastrophe losses related to the snowfall total of $156,700 with an expected reinsurance recovery of $64,918 for the nine months ended September 30, 2015.  This winter storm event is the first time in the history of the Company that a loss pierced our catastrophe reinsurance program.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2015 and 2014.   Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
Massachusetts Homeowner	November 1, 2015	9.1%
New Hampshire Personal Automobile	November 1, 2015	5.0%
New Hampshire Homeowner	November 1, 2015	7.9%
New Hampshire Commercial Auto	August 1, 2015	7.9%
Massachusetts Private Passenger Automobile	June 1, 2015	3.8%
Massachusetts Commercial Automobile	February 1, 2015	3.5%
Massachusetts Homeowner	December 1, 2014	2.4%
New Hampshire Personal Automobile	November 1, 2014	3.0%
New Hampshire Homeowner	October 1, 2014	3.3%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
GAAP ratios:
Loss ratio	69.1%	66.4%	87.8%	65.3%
Expense ratio	28.7	30.2	28.6	30.4
Combined ratio	97.8%	96.6%	116.4%	95.7%

Share-Based Compensation

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (”RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At September 30, 2015, there were 369,755 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of share based awards granted under the Incentive Plan during the nine months ended September 30,  2015 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share		Vesting Terms
RS - Service	February 24, 2015	24,076	$61.68	(1)	3 years, 30%-30%-40%
RS	February 24, 2015	4,000	$61.68	(1)	No vesting period
RS - Service	February 24, 2015	17,321	$61.68	(1)	5 years, 20% annually (3)
RS - Performance	February 24, 2015	35,932	$63.73	(2)	3 years, cliff vesting (4)
RS - Service	July 1, 2015	1,546	$58.21	(1)	3 years, 30%-30%-40%
RS - Performance	July 1, 2015	1,790	$61.45	(2)	3 years, cliff vesting (4)

(1)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.
(2)	The fair value per share of the restricted stock grant is equal to the performance-based restricted stock award calculation.
(3)	The shares represent awards granted to non-executive employees and vest ratably over a five-year service period.
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

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2015, the FAIR Plan purchased $1,325,000 of catastrophe reinsurance for property losses with retention of $100,000.  At September 30,  2015, our total expected reinsurance recovery from reinsurers under our catastrophe reinsurance program related to the 2015 snow event as discussed in the Recent Trends and Event section is $64,918.  Amounts recoverable from reinsurers are billed to the reinsurer as claims are paid by the Company.  The current reinsurance recoverable related to the 2015 snow event is $46,571.  We also had $55,385 recoverable from CAR.

Effects of Inflation

 We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Results of Operations

Three and Nine Months Ended September 30,  2015 Compared to Three and Nine Months Ended

September 30,  2014

The following table shows certain of our selected financial results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct written premiums	$204,381	$197,415	$612,360	$597,326
Net written premiums	$194,200	$188,751	$583,667	$575,176
Net earned premiums	$186,582	$180,277	$551,593	$534,397
Net investment income	9,950	10,809	30,824	31,291
Earnings from partnership investments	859	—	1,436	—
Net realized (losses) gains on investments	(310)	284	(72)	683
Net impairment losses on investments	(434)	—	(434)	—
Finance and other service income	4,623	4,749	13,564	13,781
Total revenue	201,270	196,119	596,911	580,152
Loss and loss adjustment expenses	128,931	119,742	484,281	349,180
Underwriting, operating and related expenses	53,624	54,378	157,919	162,203
Interest expense	22	22	67	67
Total expenses	182,577	174,142	642,267	511,450
(Loss) income before income taxes	18,693	21,977	(45,356)	68,702
Income tax (credit) expense	6,712	6,541	(21,213)	19,718
Net (loss) income	$11,981	$15,436	$(24,143)	$48,984
(Loss) earnings per weighted average common share:
Basic	$0.80	$1.03	$(1.62)	$3.23
Diluted	$0.80	$1.03	$(1.62)	$3.21
Cash dividends paid per common share	$0.70	$0.70	$2.10	$1.90

Direct Written Premiums.  Direct written premiums for the quarter ended September 30,  2015 increased by $6,966, or 3.5%, to $204,381 from $197,415 for the comparable 2014 period.  Direct written premiums for the nine months ended September 30,  2015 increased by $15,034, or 2.5%, to $612,360 from $597,326 for the comparable 2014 period. The 2015 increases occurred primarily in our commercial and homeowners business lines, which experienced increases of 5.6%, and 2.4%, respectively, in average written premium per exposure. Written exposures increased in our commercial automobile and homeowners business lines by 5.5% and 3.2%, respectively.

Net Written Premiums.  Net written premiums for the quarter ended September 30,  2015 increased by $5,449, or 2.9%, to $194,200 from $188,751 for the comparable 2014 period. Net written premiums for the nine months ended September 30,  2015 increased by $8,491, or 1.5%, to $583,667 from $575,176 for the comparable 2014 period.

Net Earned Premiums.  Net earned premiums for the quarter ended September 30,  2015 increased by $6,305, or 3.5%, to $186,582 from $180,277 for the comparable 2014 period.  Net earned premiums for the nine months ended September 30,  2015 increased by $17,196, or 3.2%, to $551,593 from $534,397 for the comparable 2014 period. The 2015 increase was primarily due to the factors that increased direct commercial automobile and homeowners written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Written Premiums
Direct	$204,381	$197,415	$612,360	$597,326
Assumed	7,205	4,861	21,137	19,199
Ceded	(17,386)	(13,525)	(49,830)	(41,349)
Net written premiums	$194,200	$188,751	$583,667	$575,176

Earned Premiums
Direct	$196,533	$188,348	$579,818	$557,359
Assumed	6,430	5,662	19,030	17,845
Ceded	(16,381)	(13,733)	(47,255)	(40,807)
Net earned premiums	$186,582	$180,277	$551,593	$534,397

Net Investment Income.  Net investment income for the quarter ended September 30,  2015 decreased by $859, or 7.9%, to $9,950 from $10,809 for the comparable 2014 period.  Net investment income for the nine months ended September 30,  2015 decreased by $467, or 1.5%, to $30,824 from $31,291 for the comparable 2014 period. Net effective annualized yield on the investment portfolio was 3.3% for the quarter ended September 30,  2015 compared to 3.6% for the quarter ended September 30,  2014. Net effective annualized yield on the investment portfolio was 3.4% for the nine months ended September 30,  2015 and 2014. The investment portfolio’s duration was 4.2 years at September 30,  2015 and 3.8 years at December 31,  2014.

 Earnings from Partnership Investments. Earnings from partnership investments was $859 and $1,436 for the quarter and nine months ended September 30,  2015, respectively. Investment in this partnership commenced in the fourth quarter of 2014.

            Net Realized (Losses) Gains on Investments.  Net realized losses on investments was $310 for the quarter ended September 30,  2015 compared to net realized gains of $284 for the comparable 2014 period. Net realized losses on investments was $72 for the nine months ended September 30,  2015 compared to net realized gains of $683 for the comparable 2014 period.

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of September 30, 2015
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$15,941	$114	$—	$—	$16,055
Obligations of states and political subdivisions	366,006	19,571	(632)	—	384,945
Residential mortgage-backed securities (1)	216,613	6,572	(726)	—	222,459
Commercial mortgage-backed securities	33,924	377	(18)	—	34,283
Other asset-backed securities	12,707	148	—	—	12,855
Corporate and other securities	401,472	5,761	(6,663)	—	400,570
Subtotal, fixed maturity securities	1,046,663	32,543	(8,039)	—	1,071,167
Equity securities (2)	100,704	9,345	(6,377)	—	103,672
Other invested assets (5)	15,319	—	—	—	15,319
Totals	$1,162,686	$41,888	$(14,416)	$—	$1,190,158

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities include interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 410 securities in an unrealized loss position at September 30, 2015.

(4)	Amounts in this column represent other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of September 30, 2015
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$238,841	22.3%
Aaa/Aa	359,890	33.6%
A	205,706	19.2%
Baa	113,376	10.6%
Ba	43,001	4.0%
B	67,155	6.3%
Caa	9,986	0.9%
Not rated	33,213	3.1%
Total	$1,071,167	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of September 30,  2015, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30,  2015.

	As of September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	35,169	611	1,774	21	36,943	632
Residential mortgage-backed securities	68,215	629	5,491	97	73,706	726
Commercial mortgage-backed securities	1,556	18	-	-	1,556	18
Other asset-backed securities	-	-	-	-	-	-
Corporate and other securities	133,189	4,039	29,848	2,625	163,037	6,664
Subtotal, fixed maturity securities	238,129	5,297	37,113	2,743	275,242	8,040
Equity securities	23,768	3,133	9,205	3,244	32,973	6,377
Total temporarily impaired securities	$261,897	$8,430	$46,318	$5,987	$308,215	$14,417

As of September 30,  2015, we held insured investment securities of approximately $27,630, which represented approximately 2.3% of our total investments.  Approximately $21,010 of these securities is pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of September 30,  2015.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of September 30, 2015
			Exposure Net
		Pre-refunded	of Pre-refunded
	Total	Securities	Securities
Municipal bonds
Financial Guaranty Insurance Company	$249	$249	$-
Assured Guaranty Municipal Corporation	9,240	9,240	-
National Public Finance Guaranty Corporation	18,141	11,521	6,620
Total	$27,630	$21,010	$6,620

The Moody’s ratings of the Company’s insured investments held at September 30,  2015 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of September 30,  2015 for potential other-than-temporary asset impairments.  The Company held three debt securities at September 30,  2015 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  As a result of our analysis, during the three and nine months ended September 30, 2015, the Company recognized OTTI of $434 which consisted entirely of credit losses related to fixed maturity securities.

Specific qualitative analysis was also performed for securities appearing on our “Watch List,” if any.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The unrealized losses recorded on the investment portfolio at September 30,  2015 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

During the nine months ended September 30,  2015 and 2014, there was no significant deterioration in the credit quality of any of our holdings.

 For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Net Impairment Losses on Investments. Net impairment losses on investments were $434 for the quarter and nine months ended September 30, 2015. There were no impairment losses on investments for the quarter and nine months ended September 30, 2014.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income decreased by $126, or 2.7%, to $4,623 for the quarter ended September 30,  2015 from $4,749 for the comparable 2014 period. Finance and other service income decreased by $217, or 1.6%, to $13,564 for the nine months ended September 30,  2015 from $13,781 for the comparable 2014 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the quarter ended September 30, 2015 increased by $9,189, or 7.7%, to $128,931 from $119,742 for the comparable 2014 period, due primarily to $12,462 of hail storm claims experienced in 2015.  Losses and loss adjustment expenses incurred for the nine months ended September 30, 2015 increased by $135,101, or 38.7%, to $484,281 from $349,180 for the comparable 2014 period due primarily to winter snowfall catastrophe losses previously reported in 2015.

Our GAAP loss ratio for the quarter ended September 30,  2015 increased to 69.1% from 66.4% for the comparable 2014 period. Our GAAP loss ratio for the nine months ended September 30,  2015 increased to 87.8% from 65.3% for the comparable 2014 period. Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended September 30,  2015 increased to 61.5% from 57.5% for the comparable 2014 period. Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30,  2015 increased to 77.5% from 56.6% for the comparable 2014 period. Total prior year favorable development included in the pre-tax results for the three and nine months ended September 30,  2015 was $7,781 and $19,792, respectively. Total prior year favorable development included in the pre-tax results for the three and nine months ended September 30,  2014 was $9,445 and $29,339, respectively.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended September 30,  2015 decreased by $754, or 1.4%, to $53,624 from $54,378 for the comparable 2014 period.  Underwriting, operating and related expenses for the nine months ended September 30,  2015 decreased by $4,284, or 2.6%, to $157,919 from $162,203 for the comparable 2014 period.  Our GAAP expense ratio for the three months ended September 30,  2015 decreased to 28.7% from 30.2% for the comparable 2014 period. Our GAAP expense ratio for the nine months ended September 30,  2015 decreased to 28.6% from 30.4% for the comparable 2014 period. The decrease in underwriting, operating, and related expenses and the expense ratio is attributable to decreases in contingent commissions and bonus compensation.

Interest Expense.  Interest expense was $22 for the three months ended September 30,  2015 and 2014. Interest expense was $67 for the three and nine months ended September 30,  2015 and 2014. The credit facility commitment fee included in interest expense for the three and nine months ended September 30,  2015 and 2014 was $19 and $56, respectively.

Income Tax Expense.  Our effective tax rate was 35.9% and 29.8% for the three months ended    September 30,  2015 and 2014, respectively.   Our effective tax rate was 46.8% and 28.7% for the nine months ended September 30,  2015 and 2014, respectively. The effective rate in 2015 is the result of the expected tax benefit related to the net loss of the Company, which is increased by the adjustments for tax-exempt investment income.  The effective rate in 2014 was lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

 Net (Loss) Income.  Net income for the quarter ended September 30,  2015 was $11,981 compared to net income of $15,436 for the comparable 2014 period. Net loss for the nine months ended September 30,  2015 was $24,143 compared to net income of $48,984 for the comparable 2014 period. The decrease in net income for the nine months ended September 30,  2015 compared to the comparable 2014 periods was attributable primarily to catastrophic losses related to record snowfalls in 2015.

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

Net cash used for operating activities was $10,782 during the nine months ended September 30, 2015. Net cash provided by operating activities was $65,610 during the nine months ended September 30,  2014. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  The net cash used by operating activities for the nine months ended September 30,  2015 was the result of claims paid related to the increase in loss expense due to the significant snowfall totals experienced.  Positive operating cash flows are expected to continue in the future to meet our liquidity requirements.

Net cash provided by investing activities was $42,857 during the nine months ended September 30,  2015 compared to net cash used for investing activities of $40,958 during the nine months ended September 30,  2014.  Proceeds from maturities, redemptions, calls and sales, of securities were $230,976 during the nine months ended September 30,  2015 compared to $152,507 for the comparable prior year period.

Net cash used for financing activities was $31,287 and $52,156 during the nine months ended September 30, 2015 and 2014, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders. Net cash used for financing activities during the nine months ended September 30,  2014 also included the acquisition of $23,467 of treasury shares. There were no treasury share acquisitions in 2015.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2014, the statutory surplus of Safety Insurance was $630,041, and its statutory net income for 2014 was $51,211.  As a result, a maximum of $63,004 is available in 2015 for such dividends without prior approval of the Commissioner.  As result of this Massachusetts statue, the Insurance Subsidiaries had restricted net assets in the amount of $567,037 at December 31, 2014. During the nine months ended September 30, 2015, Safety Insurance paid dividends to Safety of $29,831.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2015 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 17, 2015	March 2, 2015	March 13, 2015	$0.70	$10,468
May 5, 2015	June 1, 2015	June 15, 2015	$0.70	$10,526
August 5, 2015	September 1, 2015	September 15, 2015	$0.70	$10,548

On November 3, our Board approved and declared a dividend of $0.70 per share which will be paid on December 15, 2015 to shareholders of record on December 1, 2015. We plan to continue to declare and pay quarterly cash dividends in 2015, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30,  2015, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of September 30, 2015 and December 31, 2014, the Company had purchased 2,279,570 shares of common stock at a cost of $83,835.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $441,401 to $494,809 as of September 30, 2015.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $479,251 as of September 30, 2015.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2015.

Line of Business	Low	Recorded	High
Private passenger automobile	$220,314	$236,835	$242,319
Commercial automobile	62,024	69,821	70,179
Homeowners	99,292	104,462	111,386
All other	59,771	68,133	70,925
Total	$441,401	$479,251	$494,809

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of September 30,  2015.

Line of Business	Case	IBNR	Total
Private passenger automobile	$252,294	$(16,139)	$236,155
CAR assumed private passenger auto	165	514	679
Commercial automobile	42,128	10,686	52,814
CAR assumed commercial automobile	7,893	9,114	17,007
Homeowners	71,501	23,044	94,545
FAIR Plan assumed homeowners	5,185	4,732	9,917
All other	34,845	33,289	68,134
Total net reserves for losses and LAE	$414,011	$65,240	$479,251

At September 30,  2015, our total IBNR reserves for our private passenger automobile line of business was comprised of ($37,326) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $21,187 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 53.6% of our total reserves for CAR assumed commercial automobile business as of September 30, 2015 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 47.7% of our total reserves for FAIR Plan assumed homeowners at September 30, 2015 due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of September 30,  2015.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$236,155
CAR assumed private passenger automobile		$679
Net private passenger automobile			$236,834
Commercial automobile	52,814
CAR assumed commercial automobile		17,007
Net commercial automobile			69,821
Homeowners	94,545
FAIR Plan assumed homeowners		9,917
Net homeowners			104,462
All other	68,134	-	68,134
Total net reserves for losses and LAE	$451,648	$27,603	$479,251

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the nine months ended September 30, 2015, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $5,517.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $3,586 effect on net income, or $0.24 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30,  2015.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,723)	$(2,362)	$—
Estimated increase in net income	3,070	1,535	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,362)	—	2,362
Estimated increase (decrease) in net income	1,535	—	(1,535)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,362	4,723
Estimated decrease in net income	—	(1,535)	(3,070)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,056)	(528)	—
Estimated increase in net income	687	343	—
No Change in Severity
Estimated (decrease) increase in reserves	(528)	—	528
Estimated increase (decrease) in net income	343	—	(343)
+1 Percent Change in Severity
Estimated increase in reserves	—	528	1,056
Estimated decrease in net income	—	(343)	(687)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,891)	(945)	—
Estimated increase in net income	1,229	615	—
No Change in Severity
Estimated (decrease) increase in reserves	(945)	—	947
Estimated increase (decrease) in net income	615	—	(616)
+1 Percent Change in Severity
Estimated increase in reserves	—	945	1,894
Estimated decrease in net income	—	(615)	(1,231)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,363)	(681)	—
Estimated increase in net income	886	443	—
No Change in Severity
Estimated (decrease) increase in reserves	(681)	—	681
Estimated increase (decrease) in net income	443	—	(443)
+1 Percent Change in Severity
Estimated increase in reserves	—	681	1,363
Estimated decrease in net income	—	(443)	(886)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2015.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(7)	$7
Estimated increase (decrease) in net income	4	(4)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(170)	170
Estimated increase (decrease) in net income	111	(111)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(99)	99
Estimated increase (decrease) in net income	64	(64)

Reserve Development Summary

 The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $19,792 and $29,339 during the nine months ended September 30, 2015 and 2014, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2015 and 2014.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Nine Months Ended September 30,
Accident Year	2015	2014
2005 & prior	$(1,015)	$(1,673)
2006	(247)	(1,098)
2007	(554)	(1,177)
2008	(782)	(2,442)
2009	(1,178)	(3,500)
2010	(2,868)	(4,684)
2011	(3,487)	(6,603)
2012	(6,382)	(6,341)
2013	(4,036)	(1,821)
2014	757	—
All prior years	$(19,792)	$(29,339)

The decreases in prior years’ reserves during the nine months ended September 30,  2015 and 2014 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2015 decrease is primarily composed of reductions of $10,507 in our retained private passenger automobile reserves, $3,223 in our retained commercial automobile reserves, $4,278 in our retained homeowners reserves and $1,698 in our retained other lines reserves.  The 2014 decrease is primarily composed of reductions of $15,852 in our retained private passenger automobile reserves, $7,697 in our retained homeowners reserves and $4,119 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses September 30,  2015.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2005 & prior	$(213)	$(495)	$(115)	$(192)	$(1,015)
2006	(16)	(123)	(106)	(2)	(247)
2007	(448)	(17)	(47)	(42)	(554)
2008	(130)	(419)	(50)	(183)	(782)
2009	(901)	(9)	(38)	(230)	(1,178)
2010	(1,184)	(571)	(787)	(326)	(2,868)
2011	(1,791)	(317)	(1,147)	(232)	(3,487)
2012	(4,151)	(112)	(1,559)	(560)	(6,382)
2013	(1,620)	(1,527)	(933)	44	(4,036)
2014	(10)	(552)	1,294	25	757
All prior years	$(10,464)	$(4,142)	$(3,488)	$(1,698)	$(19,792)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the nine months ended September 30, 2015 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2005 & prior	$(256)	$(401)	$(115)	$(192)	$(964)
2006	(16)	(47)	(106)	(2)	(171)
2007	(448)	(1)	(44)	(42)	(535)
2008	(130)	(413)	(44)	(183)	(770)
2009	(901)	(9)	(37)	(230)	(1,177)
2010	(1,184)	(605)	(769)	(326)	(2,884)
2011	(1,791)	(359)	(1,090)	(232)	(3,472)
2012	(4,151)	(51)	(1,429)	(560)	(6,191)
2013	(1,620)	(1,179)	(842)	44	(3,597)
2014	(10)	(158)	198	25	55
All prior years	$(10,507)	$(3,223)	$(4,278)	$(1,698)	$(19,706)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the nine months ended September 30,  2015.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2005 & prior	$43	$(94)	$—	$(51)
2006	—	(76)	—	(76)
2007	—	(16)	(3)	(19)
2008	—	(6)	(6)	(12)
2009	—	—	(1)	(1)
2010	—	34	(18)	16
2011	—	42	(57)	(15)
2012	—	(61)	(130)	(191)
2013	—	(348)	(91)	(439)
2014	—	(394)	1,096	702
All prior years	$43	$(919)	$790	$(86)

Our private passenger automobile line of business prior year reserves decreased by $10,464 for the nine months ended September 30,  2015.  The decrease was primarily due to improved retained private passenger results of $8,746 for the accident years 2010 through 2013.  The improved retained private passenger results were primarily due to fewer

IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $4,142 for the nine months ended September 30,  2015. The decrease was primarily due to improved retained commercial results of $1,784 for the accident years 2010 and 2013.

Our retained homeowners and our retained other lines of business prior year reserves decreased by $4,278 and $1,698, respectively for the nine months ended September 30,  2015 due primarily to fewer IBNR claims than previously estimated.

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

 For further information, see “Results of Operations: Net Impairment Losses on Investments.”

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of September 30, 2015
Estimated fair value	$1,107,115	$1,071,167	$1,030,739
Estimated increase (decrease) in fair value	$35,948	$—	$(40,428)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At September 30,  2015, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2015, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30, 2014, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.  No share repurchases were made by the Company during the nine months ended September 30, 2015.

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

November 6, 2015	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer

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