Form 10-K
period 2015-12-31
SAFETY INSURANCE GROUP INC
filed 2016-02-26
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non‑voting common equity (based on the closing sales price on NASDAQ) held by non‑affiliates of the registrant as of June 30, 2015, was approximately $811,331,905.

As of February 17, 2016 there were 15,092,099 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 18, 2016, which Safety Insurance Group, Inc. (the “Company”, “we”, “our”, “us”) intends to file within 120 days after its December 31, 2015 year‑end, are incorporated by reference into Part II and Part III hereof.

SAFETY INSURANCE GROUP, INC.

In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

PART I.

ITEM 1.    BUSINESS

General

We are a leading provider of private passenger automobile insurance in Massachusetts.  In addition to private passenger automobile insurance (which represented 59.6% of our direct written premiums in 2015), we offer a portfolio of property and casualty insurance products, including commercial automobile, homeowners, dwelling fire, umbrella and business owner policies.  Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity") and Safety Property and Casualty Insurance Company ("Safety P&C") (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 924 in 1,102 locations throughout Massachusetts and New Hampshire during 2015.  We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier, capturing an approximate 10.2% share of the Massachusetts private passenger automobile insurance market, and  the second largest commercial automobile carrier, with an 14.1% share of the Massachusetts commercial automobile insurance market in 2015 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR").  We are also the fourth largest homeowners insurance carrier in Massachusetts with a 7.2% share of the Massachusetts homeowners insurance market.  In addition, we were also ranked the 45th largest automobile writer in the country according to A.M. Best, based on 2014 direct written premiums.  We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

Our Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance during 2009, and commercial automobile insurance during 2011.  During the years ended December 31, 2015, 2014, and 2013, the Company wrote $22,731, $18,755, and $13,773 in direct written premiums, respectively, and approximately 24,364, 20,626 and 15,580 policies, respectively, in New Hampshire.

On February 9, 2015, the Insurance Subsidiaries each received a license to begin writing our property and casualty insurance products in the state of Maine. We anticipate that we will begin to write new business in Maine beginning in the first quarter of 2016.

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

Our Competitive Strengths

We Have Strong Relationships with Independent Agents.  In 2015, Independent agents accounted for approximately 63.4% of the Massachusetts automobile insurance market measured by direct written premiums as compared to approximately 31.3%  nationwide, based on data made available by A.M. Best. For that reason, our strategy is centered around, and we sell exclusively through, a network of independent agents, who numbered 924 in 1,102 locations throughout Massachusetts and New Hampshire during 2015.  In order to support our independent agents and enhance our relationships with them, we:

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

We Have a History of Profitable Operations.  In 34 out of 35 years since our inception in 1979, we have been profitable.  The lone year where we did not have profits was 2015 when we were impacted by claims related to the highest recorded snowfall totals in Massachusetts history.  We have achieved our profitability, among other things, by:

•	maintaining a consistent number of private passenger automobile exposures we underwrite, which totaled 471,924 in 2015 compared to 477,238 in 2011;
•	growing our commercial automobile exposures we underwrite, which totaled 68,591 in 2015 compared to 49,150 in 2011;
•	growing our homeowner book of business which had total exposures of 162,703 in 2015 compared to 130,563 in 2011;
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

We Have an Experienced, Committed and Knowledgeable Management Team.  Our senior management team owns approximately 4.9% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis.  Our senior management team has an average of over 29 years of experience with Safety.  The team has demonstrated an ability to operate successfully within the Massachusetts automobile and homeowner insurance markets.

Our Strategy

To achieve our goal of increasing shareholder value, our strategy is to maintain and develop strong independent agent relationships by providing our agents with a full package of insurance products and information technology services.  We believe this strategy will allow us to:

•	further penetrate the Massachusetts, New Hampshire and Maine private passenger, commercial automobile and homeowners insurance markets;

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

The Massachusetts Market for Private Passenger Automobile Insurance.  Private passenger automobile insurance is generally considered to be more heavily regulated in Massachusetts than in other states, under what the Massachusetts Commissioner of Insurance calls Managed Competition.  Since 2008, Massachusetts automobile insurance premium rates are strictly regulated under a prior approval rate review process, governed by regulations that set certain terms and conditions that insurers must comply with in establishing their rates.    Certain of the historically unique factors in Massachusetts continue to exist, including compulsory insurance, affinity group marketing, and the prominence of independent agents.

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

	Years Ended December 31,
Direct Written Premiums	2015		2014		2013
Private passenger automobile	$468,187	59.6%	$472,553	61.7%	$467,431	63.9%
Commercial automobile	108,013	13.8	95,398	12.5	86,003	11.8
Homeowners	170,410	21.7	161,388	21.1	144,925	19.8
Business owners	22,223	2.8	20,751	2.7	19,688	2.7
Personal umbrella	6,925	0.9	6,508	0.8	5,927	0.8
Dwelling fire	8,920	1.1	8,104	1.1	6,811	0.9
Commercial umbrella	1,052	0.1	983	0.1	895	0.1
Total	$785,730	100.0%	$765,685	100.0%	$731,680	100.0%

Our product lines are as follows:

Private Passenger Automobile (59.6% of 2015 direct written premiums).  Private passenger automobile insurance is our primary product, and we support all Massachusetts policy forms and limits of coverage.  Private passenger automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils.  We have priced our private passenger coverage competitively by offering group discounts since 1995 and we currently offer approximately 95 affinity group discount programs ranging from 3.0% to 8.0% discounts.  Under Massachusetts' Managed Competition regulations, we offer various new discounts including a discount of up to 10.0% when a private passenger policy is issued along with an other than private passenger policy with us, a longevity/renewal credit of up to 4.0% for policyholders who maintain continuous coverage with us, and up to a 7.0% e-Customer discount for policyholders who want electronic policy issuance with one combined bill for all of their policies with us.  We filed and were approved for a Massachusetts private passenger automobile insurance rate increase of 3.8% effective June 1, 2015.    We filed and were approved for a New Hampshire private passenger automobile rate increase of 5.0%, which was effective November 1, 2015.

Commercial Automobile (13.8% of 2015 direct written premiums).  Our commercial automobile program supports all Massachusetts policy forms and limits of coverage including endorsements that broaden coverage over and above that offered on the standard Massachusetts policy forms.  Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business.  We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers, and insure individual vehicles as well as commercial fleets.  Commercial automobile policies are written at a standard rate through Safety Insurance.  We filed and were approved for a Massachusetts commercial automobile insurance rate increase of 3.5% effective February 1, 2015.  We filed and were approved for a New Hampshire commercial automobile insurance rate increase of 7.9% effective August 1, 2015. Qualifying risks eligible for preferred rates are written through Safety Indemnity which offers rates that are 20.0% lower than Safety Insurance.  Qualifying risks eligible for ultra preferred rates are written through Safety P&C which offers rates that are 35.0% lower than Safety Insurance.

Homeowners (21.7% of 2015 direct written premiums).  We offer a broad selection of coverage forms for qualified policyholders.  Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy.  We write policies on homes, condominiums, and apartments.  We offer loss-free credits of up to 16.0% for eight years of loss-free experience, an account credit of up to 20.0% when a home is written together with an automobile, and up to a 5.0% e-Customer discount for policyholders who want electronic policy issuance with one combined bill for all of their policies with us.  We filed and were approved for a Massachusetts rate increase of 9.1% which was effective November 1, 2015. We filed and were approved for a New Hampshire homeowners rate increase of 7.9%, which was effective November 1, 2015. All forms of homeowners coverage are written at a standard rate through Safety Insurance.  Qualifying risks eligible for preferred rates are written through Safety Indemnity which offers rates that are 13.0% lower than Safety Insurance.  Homes with high insured property values are written through Safety P&C.

Business Owners Policies (2.8% of 2015 direct written premiums).  We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses.  Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss.  Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers.  We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

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

Personal Umbrella (0.9% of 2015 direct written premiums).  We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients.  We offer an account credit of 10.0% when an umbrella policy is written together with an automobile insurance policy.  We write policies at standard rates with limits of $1,000 to $5,000.

Dwelling Fire (1.1% of 2015 direct written premiums).  We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences.  We offer superior construction and protective device credits, with an account credit of 5.0% when a dwelling fire policy is issued along with an automobile policy.  We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

Commercial Umbrella (0.1% of 2015 direct written premiums).  We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies.  The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks.  We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

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

Distribution

We distribute our products exclusively through independent agents, unlike some of our competitors who use multiple distribution channels.  We believe this gives us a competitive advantage with the agents.  With the exception of personal automobile business assigned to us by the Massachusetts Automobile Insurance Plan (“MAIP”) or written through CAR’s commercial automobile Limited Servicing Carrier program, we do not accept business from insurance brokers.  Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority.  We reserve the ability under Massachusetts law to cancel any coverage, other than private passenger automobile insurance, within the first 30 days after it is bound.  In total, our independent agents numbered 924 and had 1,102 offices (some agencies have more than one office) and approximately 8,118 customer service representatives during 2015.

Voluntary Agents.  In 2015, we obtained approximately 93.2% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents.  As of December 31, 2015, we had agreements with 749 voluntary agents.  Our voluntary agents are located in all regions of Massachusetts and New Hampshire.

We look for agents with profitable portfolios of business.  To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 65.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 300 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the performance of our agents during the prior year.  If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us.  We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards.  Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by premiums.  No individual agency generated more than 5.0% of our direct written premiums in 2015.

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

CAR runs a reinsurance pool for ceded commercial automobile policies through a Limited Servicing Carrier Program ("LSC"). CAR has approved Safety and three other servicing carriers to process ceded commercial automobile insurance.  Approximately $140,000 of ceded premium is spread equitably among the four servicing carriers.  Subject to the Commissioner's review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level.  This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the "Taxi/Limo Program").  CAR approved Safety as one of the two servicing carriers for this program beginning January 1, 2011 for a five-year term.  Approximately $10,000 of ceded premium was spread equitably between the two servicing carriers.

We are assigned independent agents by CAR who can submit commercial business to us in the LSC and Taxi/Limo Program, and we classify those agents as commercial LSC producers.

The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	Years Ended December 31,
	2015		2014		2013
Line of Business	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile:
Voluntary agents	462,917	-1.8%	471,546	1.1%	466,209	0.9%
MAIP	9,007	4.6	8,611	-10.4	9,615	-36.4
Total private passenger automobile	471,924	-1.7	480,157	0.9	475,824	0.3
Commercial automobile:
Voluntary agents	60,995	4.2	58,550	6.6	54,934	11.2
LSC Producers	7,596	20.6	6,299	-1.8	6,411	9.1
Total commercial automobile	68,591	5.8	64,849	5.7	61,345	10.9
Other:
Homeowners	162,703	2.4	158,942	7.5	147,882	5.7
Business owners	10,166	4.4	9,739	3.8	9,384	9.5
Personal umbrella	24,083	2.6	23,483	9.0	21,551	7.9
Dwelling fire	7,381	4.0	7,095	12.6	6,302	6.6
Commercial umbrella	690	3.0	670	2.8	652	11.5
Total other	205,023	2.6	199,929	7.6	185,771	6.2
Total	745,538	0.1	744,935	3.0	722,940	2.2
Total voluntary agents	728,935	-0.2	730,025	3.3	706,914	3.0

Our total written exposures increased by 0.1% for the year ended December 31, 2015.   Our commercial automobile exposures increased by 5.8% in 2015 due to additional exposures from voluntary agents. Our other than auto exposures increased by 2.6% in 2015 primarily as a result of our voluntary agents' efforts to sell multiple products to their clients and our pricing strategy of offering account discounts to policyholders who insure both their home and automobile with us.  In 2015, 55.8% of the private passenger automobile exposures we insure had an other than private passenger policy with us, compared to 55.4% and 52.4% in 2014 and 2013, respectively.  In addition, 81.8% of our homeowners’ policyholders had a matching automobile policy with us in 2015 compared to 83.2% in 2014 and 83.6% in 2013.

Marketing

We view the independent agent as our customer and business partner.  As a result, a component of our marketing efforts focuses on developing interdependent relationships with leading Massachusetts and New Hampshire agents that write profitable business and positioning ourselves as the preferred insurance carrier of those agents, thereby receiving a larger portion of each agent's aggregate business.  Our principal marketing strategies to agents are:

•

to offer a range of products, which we believe enables our agents to meet the insurance needs of their clients, and overcomes the agents’ resistance to placing their clients' private passenger and commercial automobile, homeowners, commercial property  and other coverage’s with different insurers;

•

to price our products competitively, including offering discounts when and where appropriate for safer drivers for our personal automobile products, loss-free credits for our homeowner products and also offering account discounts for policyholders that have more than one policy with us;

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

Commission Schedule and Profit Sharing Plan.  We have several programs designed to attract profitable new business from agents by paying them competitive commissions. We recognize our top performing agents by making them members of either our Chairman's Elite, Chairman's, President's, Executive's or Preferred Agent's Club.  In 2015, members of these Clubs received a commission of up to 18.0% of premiums for each new private passenger auto policy, up to 22.0% of premiums for each new homeowner policy, up to 20.0% for each new commercial auto policy and up to 22.0% for each new commercial property policy.

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

Underwriting

Our underwriting department is responsible for a number of key decisions affecting the profitability of our business, including:

•	pricing of our private passenger automobile, commercial automobile, homeowners, dwelling fire, personal umbrella, business owners, commercial umbrella and commercial package products;
•	developing new products, coverages, forms and discounts, as well as expansion into new states;
•	determining underwriting guidelines for all our products; and
•	evaluating whether to accept transfers of a portion of an existing or potential new agent's portfolio from another insurer.

Pricing.  Subject to the Commissioner's review, we set rates for our private passenger business using industry loss cost data, our own loss experience, residual market deficits, catastrophe modeling and prices charged by our competitors in the Massachusetts market.  Additionally subject to the Commissioner's review, Commonwealth Automobile Reinsurers (“CAR”) establishes the rates for personal automobile policies assigned to carriers through the Massachusetts Automobile Insurance Plan (“MAIP”).  In accordance with Massachusetts law, insurers may only charge MAIP policyholders the lower of the CAR/MAIP rate or the company's competitive voluntary market rate.  We offer group discounts to private passenger auto policyholder who are members of 95 affinity groups.  In general, we target affinity groups with a mature and stable membership base along with favorable driving records, offering between a 3.0% and 8.0% discount (with 4.7% being the average discount offered).

Subject to the Commissioner's review, CAR sets the premium rates for commercial automobile policies reinsured through the CAR residual market pool.  We set rates for voluntary commercial automobile policies that are not reinsured through CAR, and for all other insurance lines we offer, including homeowners, dwelling fire, personal umbrella, commercial umbrella, commercial package policies and business owner policies.  All of these rates are subject to the approval of the Commissioner of Insurance.  In each line of business, we base our rates on our own loss experience, residual market deficits, catastrophe modeling, industry loss cost data and prices charged by our competitors in the Massachusetts market.  We have three pricing segments for most products, utilizing Safety Insurance for standard rates, Safety Indemnity for preferred rates and Safety Property and Casualty for ultra preferred rates.

CAR Reinsurance Pool.  CAR operates a reinsurance pool for commercial automobile policies and we are one of four approved servicing carriers.  CAR also operates a reinsurance pool for taxi/limousine/car service commercial automobile policies, and we are one of two servicing carriers that service these policies for CAR.  All commercial automobile business and taxi/limousine/car service business that is not written in the voluntary market in Massachusetts is apportioned to one of these servicing carriers who handle that business on behalf of CAR.  Every Massachusetts commercial automobile insurer must bear a portion of the losses of the total commercial reinsurance pool that is serviced by the approved servicing carriers.

Bulk Policy Transfers and New Voluntary Agents.  From time to time, we receive proposals from an existing voluntary agent to transfer a portfolio of the agent's business from another insurer to us.  Our underwriters model the profitability of these portfolios before we accept these transfers.  Among other things, we usually require that the private passenger portion of the portfolio have a pure loss ratio of 65.0% or less on the portion of the agent's portfolio that we would underwrite.  In addition, we require any new voluntary agent to commit to transfer a portfolio to us consisting of at least 300 policies.

Policy Processing and Rate Pursuit.  Our underwriting department assists in processing policy applications, endorsements, renewals and cancellations.  Our proprietary software, Safety Express, provides our agents with new business and endorsement entry, real-time policy issuance for personal lines, immediate printing of declarations pages in agents' offices, policy downloads to most major agency management systems and data imports from Boston Software's WinRater (Massachusetts) and Vertafore's PL Rater (New Hampshire).

In personal lines, our agents now submit approximately 99% of all applications for new policies or endorsements for existing policies through Safety Express.

Our rate pursuit team aggressively monitors all insurance transactions to make sure we receive the correct premium for the risk insured.  We accomplish this by verifying pricing criteria, such as proper classification of drivers, the make, model, and age of insured vehicles, and the availability of discounts.  We verify that operators are properly listed and classified, assignment of operators to vehicles, vehicle garaging, vehicle pre-inspection requirements, and in some cases the validity of discounts.  In our homeowners and dwelling fire lines, our team has completed a project to update the replacement costs for each dwelling.  We use third-party software to assist in these appraisal efforts.

Product Management.  The Product Management area is responsible for the overall review and updating of our products.  The department maintains an annual schedule where each line of business is reviewed and benchmarked with our major competitors.   Product offerings, discounts, rate levels and underwriting guidelines are reviewed and updates are performed as required.  The department is also responsible for the updating of producer material such as rate and rule manuals, and underwriting guidelines as well as promotional materials.  In conjunction with the underwriting operations area, the department works with third party vendors that assist with risk information gathering and rate pursuit for in force policies.   The area also provides product training and general marketplace education for the organization.

Legal and Regulatory Compliance.  The Legal and Regulatory Compliance department provides general legal and compliance support to all business units within the company.  The department monitors legal and regulatory changes affecting the company and provides guidance on how to comply with those changes.  The department reviews business unit operations to identify and address compliance vulnerabilities.  It serves as the primary liaison for company regulators on regulatory matters, including complaints, inquiries, data requests and the like.  The department also provides general legal support to all areas of the company, including the review of contracts and legal agreements with vendors and consultants. Legal and Regulatory Compliance additionally is responsible for the rate and form filing function at the company, across all states and lines of business.

Technology

The focuses of our information technology (IT) efforts are:

•	to support the strategic goals, objectives and business needs of the Company by aligning our IT annual goals with those of the business assuring that IT resources are being utilized efficiently;
•	to constantly re-engineer internal processes to allow more efficient operations, resulting in lower operating costs;
•	to make it easier for independent agents to transact business with us; and
•	to enable agents to efficiently provide their clients with a high level of service.

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

The RadicalGlass.com application allows our claims department to contain glass costs by increasing the windshield repair to replacement ratio.  For every windshield that is repaired rather than replaced there is an average savings of approximately $316 per windshield claim.

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

Billing.  Proprietary billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders.  We believe the sophistication of our direct bill system helps us to limit our bad debt expense.  Our bad debt expense as a percentage of direct written premiums was 0.1% in both 2015 and 2014.

External Applications

Our Agent Technology offerings are centralized within our agency portal and feature PowerDesk and Safety Express.  PowerDesk is a web based application that allows for billing inquiry, agent payments on behalf of their policyholders, policy inquiry and claims inquiry.  Safety Express provides agents with new business and endorsement entry, real time policy issuance for personal lines, immediate printing of declarations pages in agents' offices, policy downloads to most major agency management systems and data imports from Boston Software's WinRater (Massachusetts) and Vertafore's PL Rater (New Hampshire). In addition, we provide our agents with commission and claims download for all lines of business, Transformation Station and Transact Now Inquires, e-Claims online claims reporting, e-View daily transaction reports and e-Docs online electronic document file cabinet.

We also provide electronic billing (eBill), online bill pay (including credit and debit cards), online declarations pages, billing inquiry, claims inquiry, auto and homeowners claims first notice of loss, online auto insurance cards, and bill pay reminder alerts to our agent's policyholders through our public website, SafetyInsurance.com.  We have also updated our telephone system to provide a voice activated phone directory, automated billing inquiry and payments, and call center screen pop-up technology.

We also provide policyholders mobile technology through our Safety Mobile App for iPhone and Android devices.  Safety Mobile provides consumers with access to their agent information, bill pay capabilities, the ability to report an automobile or homeowners claim and access to their insurance card, among other features.

Claims

Because of the unique differences between the management of casualty claims and property claims, we use separate departments for each of these types of claims.

Casualty Claims

We have adopted stringent claims settlement procedures, which include guidelines that establish settlement ranges for soft tissue injuries, which constituted approximately 70% of our bodily injury claims in 2015.  If we are unable to settle these claims within our pricing guidelines, we explore other cost effective options including alternative disputes resolutions and/or litigation. We believe that these procedures result in providing our adjusting staff with a uniform approach to negotiation.

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

We believe the structure of our casualty claims unit allows us to respond quickly to claimants anywhere in Massachusetts and New Hampshire.  Comprising 120 people, the department is organized into distinct claim units that contain loss costs on injury claims.  Field adjusters are located geographically for prompt response to claims, with our litigation unit focused on managing loss costs and litigation expenses for serious injury claims.

Additionally, we utilize a special unit to investigate fraud in connection with casualty claims.  This special unit has seven dedicated employees including five field investigators.  In cases where adjusters suspect fraud in connection with a claim, we deploy this special unit to conduct investigations.  We deny payment to claimants in cases in which we have succeeded in accumulating sufficient evidence of fraud.

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

When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation.  There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors.  After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2015 is adequate to cover the ultimate net cost of losses and claims incurred as of that date.

Management determines its loss and loss adjustment expense ("LAE") reserves estimates based upon the analysis of the Company's actuaries.  Management has established a process for the Company's actuaries to follow in establishing reasonable reserves.  The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management.  The Company's estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $446,368 to a high of $495,541 as of December 31, 2015.  The Company's net loss and LAE reserves, based on our actuaries' best estimate, were set at $485,716 as of December 31, 2015.  The ultimate liability may be greater or less than reserves carried at the balance sheet date.  Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized.  To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  We do not discount any of our reserves.

The following table presents development information on changes in the reserves for losses and LAE of our Insurance Subsidiaries for each year in the three year period ended December 31, 2015.

	Year Ended December 31,
	2015	2014	2013
Reserves for losses and LAE at beginning of year	$482,012	$455,014	$423,842
Less receivable from reinsurers related to unpaid losses and LAE	(61,245)	(60,346)	(52,185)
Net reserves for losses and LAE at beginning of year	420,767	394,668	371,657
Incurred losses and LAE, related to:
Current year	642,882	513,734	476,638
Prior years	(30,313)	(37,368)	(28,889)
Total incurred losses and LAE	612,569	476,366	447,749
Paid losses and LAE related to:
Current year	415,256	316,979	299,882
Prior years	132,364	133,288	124,856
Total paid losses and LAE	547,620	450,267	424,738
Net reserves for losses and LAE at end of period	485,716	420,767	394,668
Plus receivable from reinsurers related to unpaid losses and LAE	68,261	61,245	60,346
Reserves for losses and LAE at end of period	$553,977	$482,012	$455,014

At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $30,313, $37,368, and $28,889 for the years ended 2015, 2014, and 2013, respectively. The decreases in prior year reserves in 2015 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $18,644 in our retained automobile reserves and $7,964 in our retained homeowner’s reserves.  The decreases in prior year reserves in 2014 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and is primarily composed of reductions of $23,272 in our retained automobile reserves and $8,804 in our retained homeowner reserves. The decrease in prior year reserves during 2013 is primarily composed of reductions of $23,938 in our retained automobile reserves and $4,740 in our retained homeowners reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

Our private passenger automobile line of business prior year reserves decreased by $14,411 for the year ended December 31, 2015, primarily due to improved retained private passenger results of $12,716 for  the accident years 2009 through 2013. Our private passenger automobile line of business prior year reserves decreased by $20,815 for the year ended December 31, 2014, primarily due to improved retained private passenger results of $17,789 for accident years 2007 through 2012. Our private passenger automobile line of business reserves decreased by $21,090 for the year ended December 31, 2013, primarily due to improved retained private passenger results of $18,116 for accident years 2007 through 2012.  The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Our homeowners line of business prior year reserves decreased by $7,255 for the year ended December 31, 2015, primarily due to improved retained homeowner results of $7,354 for the years 2010 through 2013.

The following table represents the development of reserves, net of reinsurance, for calendar years 2005 through 2015.  The top line of the table shows the reserves at the balance sheet date for each of the indicated years.  This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us.  The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims.  The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years.  Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2015.

Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods.  Thus, if the 2012 estimate for a previously incurred loss was $150 and the loss was reserved at $100 in 2008, the $50 deficiency (later estimate minus original estimate) would be included in the cumulative (redundancy) deficiency in each of the years 2008-2012 shown in the table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies from the table.

	As of and for the Year Ended December 31,
	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005
Reserves for losses and
LAE originally estimated:	$ 485,716	$ 420,767	$ 394,668	$ 371,657	$ 352,098	$ 351,244	$ 374,832	$ 391,070	$ 393,430	$ 370,980	$ 370,166
Cumulative amounts paid as of:
One year later		132,363	133,288	124,855	130,204	128,854	130,960	126,858	142,259	122,806	133,213
Two years later			178,411	175,822	181,739	176,774	183,061	189,897	195,798	183,457	187,231
Three years later				199,741	211,578	205,171	211,182	217,695	234,359	212,331	221,390
Four years later					223,941	219,310	224,831	233,160	248,560	233,438	234,705
Five years later						224,354	232,177	239,553	254,915	240,275	244,454
Six years later							233,853	241,587	257,362	242,298	247,299
Seven years later								241,999	257,889	243,120	247,983
Eight years later									258,173	243,270	248,206
Nine years later										243,505	248,272
Ten years later											248,391

	As of and for the Year Ended December 31,
	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005
Reserves re-estimated as of:
One year later		$ 390,454	$ 357,300	$ 342,767	$ 334,788	$ 314,561	$ 326,676	$ 347,004	$ 357,492	$ 340,189	$ 327,419
Two years later			328,182	308,028	309,096	293,480	294,696	307,918	325,317	311,972	310,614
Three years later				283,592	282,441	273,332	279,542	282,565	297,224	287,875	289,109
Four years later					268,759	254,652	264,697	271,693	281,068	269,446	274,840
Five years later						245,869	252,249	261,845	274,179	258,506	264,408
Six years later							247,023	254,308	268,596	253,919	258,055
Seven years later								250,760	263,797	251,304	254,812
Eight years later									261,319	248,031	252,818
Nine years later										246,317	250,876
Ten years later											249,571

Cumulative
(redundancy) deficiency 2015		(30,313)	(66,486)	(88,065)	(83,339)	(105,375)	(127,809)	(140,310)	(132,111)	(124,663)	(120,595)

	As of and for the Year Ended December 31,
	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005
Gross liability-end of year	$ 553,977	$ 482,012	$ 455,014	$ 423,842	$ 403,872	$ 404,391	$ 439,706	$ 467,559	$ 477,720	$ 449,444	$ 450,716
Reinsurance recoverables	68,261	61,245	60,346	52,185	51,774	53,147	64,874	76,489	84,290	78,464	80,550
Net liability-end of year	485,716	420,767	394,668	371,657	352,098	351,244	374,832	391,070	393,430	370,980	370,166
Gross estimated liability-latest		447,321	378,967	326,765	309,231	284,591	290,609	298,267	312,961	295,121	299,270
Reinsurance recoverables-latest		56,867	50,785	43,173	40,472	38,722	43,586	47,507	51,642	48,804	49,699
Net estimated liability-latest		390,454	328,182	283,592	268,759	245,869	247,023	250,760	261,319	246,317	249,571

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

The table also shows that we have substantially benefited in the current and prior years from releasing redundant reserves.  In the years ended December 31, 2015, 2014, and 2013 we decreased loss reserves related to prior years by $30,313, $37,368 and $28,889, respectively.  Reserves and development are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2015 protected us in the event of a "115-year storm" (that is, a storm of a severity expected to occur once in a 115-year period).  We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan").  In 2015, we purchased three layers of excess catastrophe reinsurance providing $515,000 of coverage for property losses in excess of $50,000 up to a maximum of $565,000.  Our reinsurers’ co-participation is 65.0% of $100,000 for the 1st layer, 80.0% of $280,000 for the 2nd layer, and 80.0% of $135,000 for the 3rd layer.

For 2016, we have increased our reinsurance coverage by buying a 4th layer at the top end of the reinsuance program.  We purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000.  Our reinsurers’ co-participation is 65.0% of $100,000 for the 1st layer, 80.0% of $280,000 for the 2nd layer, 80.0% of $135,000 for the 3rd layer and 80% of $100,000 for the 4th layer. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance in 2016 protects us in the event of a “133-year storm” (that is, a storm of a severity expected to occur once in a 133-year period).

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

In addition to the above mentioned reinsurance programs and as described in more detail above under The Massachusetts Property and Casualty Insurance Market, we are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2015, the FAIR Plan purchased $1,325,000 of catastrophe reinsurance for property losses with retention of $100,000.

For the year ended December 31, 2015, our total expected reinsurance recovery from reinsurers under our catastrophe reinsurance program related to the 2015 snow event as discussed in the Recent Trends and Event section is $67,934.  Amounts recoverable from reinsurers are billed to the reinsurer as claims are paid by the Company.  At December 31, 2015, the reinsurance recoverable on paid and unpaid loss and loss adjustment expenses related to the 2015 snow event is $39,553.

On December 15, 2015, the Company filed for arbitration with a reinsurer in regards to the reinsurance recoverable resulting from the 2015 winter storm losses that are admissible under our contract.  The total amount of recoverable in dispute, which is based on our total incurred loss, is $22,838.  No provision for collectability has been recorded in the financial statements as we believe the recoverable is valid and will be recovered.

At December 31, 2015, we also had $70,812 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

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

Our principal competitors within the Massachusetts private passenger automobile insurance market are  Commerce Insurance Company, Liberty Mutual (including Peerless) and Arbella Insurance Group, which held 25.7%, 11.5% and 10.0% market shares based on automobile exposures, respectively, in 2015 according to CAR.

Employees

At December 31, 2015, we employed 622 employees.  Our employees are not covered by any collective bargaining agreement.  Management considers our relationship with our employees to be good.

Investments

Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings.  Our investment objective is to focus on maximizing total returns while investing conservatively.  We maintain a high-quality investment portfolio consistent with our established investment policy.  As of December 31, 2015, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds. We have no exposure to European sovereign debt.

According to our investment guidelines, no more than 2.0% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities).  This one issuer must be rated "A" or above by Moody's.  In addition, no more than 0.5% of our portfolio may be invested in securities of any one issuer rated "Baa," or the lowest investment grade assigned by Moody's.  Of the less than 10.0% of our portfolio invested in senior bank loans and high yield bonds at December 31, 2015, no more than 5.0% may be invested in the securities of any one issuer, no more than 10.0% may be invested in any issuers total outstanding debt issue, and a maximum of 10.0% may be invested in securities unrated or rated "B-" or below by Moody's.  We continually monitor the mix of taxable and tax-exempt securities in an attempt to maximize our total after-tax return.  Since 1986, we have utilized the services of a third-party investment manager.

The following table reflects the composition of our investment portfolio as of December 31, 2015 and 2014.

	As of December 31,
	2015		2014
	Estimated	% of	Estimated	% of
	Fair Value	Portfolio	Fair Value	Portfolio
U.S. Treasury Securities	$1,801	0.2%	$1,506	0.1%
Obligations of states and political subdivisions	397,922	32.9	460,325	36.6
Residential mortgage-backed securities (1)	241,456	20.0	207,683	16.5
Commercial mortgage-backed securities	28,663	2.4	34,438	2.7
Other asset-backed securities	23,931	2.0	10,250	0.8
Corporate and other securities	387,864	31.9	421,249	33.7
Subtotal, fixed maturity securities	1,081,637	89.4	1,135,451	90.4
Equity securities (2)	110,204	9.1	109,153	8.7
Other invested assets	17,602	1.5	11,657	0.9
	$1,209,443	100.0%	$1,256,261	100.0%

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

The following table reflects our investment results for each year in the three-year period ended December 31, 2015.

	Years Ended December 31,
	2015	2014	2013
Average cash and invested securities (at cost)	$1,213,718	$1,220,033	$1,175,414
Net investment income (1)	$40,534	$42,303	$43,054
Net effective yield (2)	3.3%	3.5%	3.7%

(1) After investment expenses, excluding realized investment gains or losses.

(2) Net investment income for the period divided by average invested securities and cash for the same period.

As of December 31, 2015, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured, senior bank loans and high yield bonds. We have no exposure to European sovereign debt.

The composition of our fixed income security portfolio by Moody's rating is presented in the following table.

	As of December 31,
	2015		2014
	Estimated		Estimated
	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$243,562	22.5%	$210,020	18.5%
Aaa/Aa	391,839	36.2%	463,871	40.9%
A	219,580	20.3%	219,319	19.3%
Baa	110,386	10.2%	108,149	9.5%
Ba	39,835	3.7%	42,784	3.8%
B	61,189	5.7%	64,773	5.7%
Caa	10,252	1.0%	8,121	0.7%
C	21	0.0%	-	0.0%
D	303	0.0%	-	0.0%
Not rated	4,670	0.4%	18,414	1.6%
Total	$1,081,637	100.0%	$1,135,451	100%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

Moody's rating system utilizes nine symbols to indicate the relative investment quality of a rated bond. “Aaa” rated bonds are judged to be of the best quality and are considered to carry the smallest degree of investment risk. “Aa” rated bonds are also judged to be of high quality by all standards. Together with “Aaa” bonds, these bonds comprise what are generally known as high grade bonds. Bonds rated “A” possess many favorable investment attributes and are considered to be upper medium grade obligations. “Baa” rated bonds are considered as medium grade obligations; they are neither highly protected nor poorly secured. Bonds rated “Ba” or lower (those rated “B”, “Caa”,  “C” and “D”) are considered to be too speculative to be of investment quality.

The Securities Valuation Office of the National Association of Insurance Commissioners (the "SVO") evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. SVO ratings are reviewed at least annually. At December 31, 2015, 79.4% of our available for sale fixed maturity investments were rated Category 1 and 10.2% were rated Category 2, the two highest ratings assigned by the SVO.

The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2015.

	As of December 31, 2015
	Estimated
	Fair Value	Percent
Due in one year or less	$51,336	4.7%
Due after one year through five years	269,405	24.9%
Due after five years through ten years	165,061	15.3%
Due after ten years through twenty years	297,754	27.5%
Due after twenty years	4,029	0.4%
Asset-backed securities (1)	294,052	27.2%
Totals	$1,081,637	100.0%

(1) Actual maturities of asset-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of the underlying mortgages or other collateral to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

Ratings

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating.  Our "A" rating was reaffirmed by A.M. Best on April 13, 2015.  Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Very Vulnerable)."  Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the Company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence.  A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

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

Insurance Holding Company Regulation.  Our principal operating subsidiaries are insurance companies, and therefore we are subject to certain laws in Massachusetts regulating insurance holding company systems.  These laws require that we file a registration statement with the Commissioner that discloses the identity, financial condition, capital structure and ownership of each entity within our corporate structure and any transactions among the members of our holding company system. In some instances, we must provide prior notice to the Commissioner for material transactions between our insurance company subsidiaries and other affiliates in our holding company system.  These holding company statutes also require, among other things, prior approval of the payment of extraordinary dividends or distributions and any acquisition of a domestic insurer and that we file an annual Enterprise Risk Management report with the Commissioner.

Insurance Regulation Concerning Dividends.  We rely on dividends from the Insurance Subsidiaries for our cash requirements.  The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the shareholders of an insurance company.  The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time.  As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend.  An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10.0% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At December 31, 2015, the statutory surplus of Safety Insurance was $571,038 and its net loss for 2015 was $12,209.  A maximum of $57,104 will be available during 2016 for such dividends without prior approval of the Commissioner.

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

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges.  Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios.  In 2015, 2014, and 2013 all our ratios for all our Insurance Subsidiaries were within the normal range.

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

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital.  Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies.  At December 31, 2015, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.

Regulation of Private Passenger Automobile Insurance in Massachusetts.  Our principal line of business is Massachusetts private passenger automobile insurance.  Automobile insurance in Massachusetts is regulated under what the Commissioner terms "managed competition", which subjects automobile insurance rates to generally stricter standards that apply in many other states.   Certain of the historically unique factors, also apply in Massachusetts, including compulsory insurance, affinity group marketing, and the prominence of independent agents.

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

Executive Officers and Directors

On  January 4, 2016, the Company  announced that David F. Brussard, current President and Chief Executive Officer of Safety Insurance will retire effective March 31, 2016.  The Board of Directors appointed George M. Murphy, current Vice President of Marketing, as the new President and CEO, effective April 1, 2016.  Mr. Brussard will remain as Non-Executive Chairman of the Board of Directors of Safety Insurance Group, Inc.

On February 23, 2016, Mr. Murphy was appointed to the Company’s Board of Directors and to the Investment Committee of the Board of Directors, effective April 1, 2016.  Additionally, John P. Drago, 49, was appointed the Company’s Vice President of Marketing effective April 1, 2016.

The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

			Years
			Employed
Name	Age (1)	Position	by Safety
David F. Brussard	64	President, Chief Executive Officer and Chairman of the Board	40
William J. Begley, Jr.	61	Vice President, Chief Financial Officer and Secretary	30
James D. Berry	56	Vice President - Underwriting	33
George M. Murphy	49	Vice President - Marketing	27
Paul J. Narciso	52	Vice President - Claims	25
David E. Krupa	55	Vice President - Claims Operations	33
Stephen A. Varga	48	Vice President - Management Information Systems	23
Ann M. McKeown	49	Vice President - Insurance Operations	26
A. Richard Caputo, Jr.	50	Director	-
Frederic H. Lindeberg	75	Director	-
Peter J. Manning	77	Director	-
David K. McKown	78	Director	-
___________________
(1) As of February 25, 2016

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

William J. Begley, Jr. was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 4, 2002.  Since January 1999, Mr. Begley has been the Chief Financial Officer and Treasurer of the Insurance Subsidiaries.  Previously, Mr. Begley served as Assistant Controller of the Insurance Subsidiaries from 1985 to 1987, as Controller from 1987 to 1990 and as Assistant Vice President/Controller from 1990 to 1999.  Mr. Begley has been employed by the Insurance Subsidiaries for over 30 years.  Mr. Begley also serves on the Audit Committee and Investment Committee of Guaranty Fund Management Services, and is a member of the Board of Directors of the Massachusetts Insurers Insolvency Fund.

James D. Berry, CPCU, was appointed Vice President of Underwriting of the Company in July 2015, and was named as Secretary of the Insurance Subsidiaries at that time. Prior to that, he served as the Vice President of Insurance Operations since October 1, 2005.  Mr. Berry has been employed by the Insurance Subsidiaries for over 34 years and has directed the Company's Massachusetts Private Passenger line of business since 2001.  Mr. Berry is on the Board of Directors of the Massachusetts Property Insurance Underwriting Association (FAIR Plan). He has served on several committees of Commonwealth Auto Reinsurers (“CAR”) including Market Review and Defaulted Brokers, Mr. Berry has represented Safety on the Computer Sciences Corporation Series II and Exceed advisory councils. He also is a member of the Lexis-Nexis Telematics Leadership Panel.

George M. Murphy, CPCU, was appointed Vice President of Marketing on October 1, 2005. Mr. Murphy was appointed as a member of the Board of directors in February 2016, and will replace Mr. Brussard as President and Chief Executive Officer as of April 1, 2016.  Mr. Murphy has been employed by the Insurance Subsidiaries for over 27 years and most recently served as Director of Marketing.

Paul J. Narciso was appointed Vice President of Casualty Claims of the Company on August 5, 2013.  Mr. Narciso has held various adjusting and claims management positions with the Company since 1990.  Mr. Narciso has 28 years of claim experience having worked at two national carriers prior to joining Safety.  He currently serves on the Governing Board of the Massachusetts Insurance Fraud Bureau.

David E. Krupa, CPCU, was appointed Vice President of Property Claims of the Company on March 4, 2002.  Mr. Krupa has served as Vice President of Claims of the Insurance Subsidiaries since July 1990 and has been employed by the Insurance Subsidiaries for over 33 years.  Mr. Krupa was first employed by the Company in 1982 and held a series of management positions in the Claims Department before being appointed Vice President in 1990.  Mr. Krupa has served on the Auto Damage Appraisers Licensing Board of Massachusetts and on several claims committees both at the Automobile Insurers Bureau of Massachusetts and CAR.

Stephen A. Varga was appointed Vice President of Management Information Systems of the Company on August 6, 2014. Mr. Varga has held various information technology positions with the Company since 1992 and most recently served as Senior Director of MIS.

Ann M. McKeown was appointed Vice President of Insurance Operations of the Company on July 1, 2015.  Ms. McKeown has been employed by the Insurance Subsidiaries for over 26 years wherein she has held management positions in the Underwriting, Information Technology, and Insurance Operations departments. Ms. McKeown has served on the MAIP Steering and Operations Committees of CAR.

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

Approximately 59.6% of our direct written premiums for the year ended December 31, 2015, were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

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

Because some of our insureds live near the Massachusetts coastline, we also have a potential exposure to losses from hurricanes and major coastal storms such as Nor'easters.  Although we purchase catastrophe reinsurance to limit our exposure to natural catastrophes, in the event of a major catastrophe resulting in property losses to us in excess of $565,000 our losses would exceed the limits of this reinsurance in addition to losses from our co-participation retention of a portion of the risk up to $565,000.

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

There is uncertainty involved in the availability of reinsurance and the collectability of reinsurance recoverable.

 The Company reinsures a portion of its potential losses on the policies it issues to mitigate the volatility of the losses on its financial condition and results of operations. The availability and cost of reinsurance is subject to market conditions, which are outside of the Company’s control. From time to time, market conditions have limited, and in some cases, prevented insurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. As a result, the Company may not be able to successfully purchase reinsurance and transfer a portion of the Company’s risk through reinsurance arrangements. In addition, as is customary, the Company initially pays all claims and seeks to recover the reinsured losses from its reinsurers. Although the Company reports as assets the amount of claims paid which the Company expects to recover from reinsurers, no assurance can be given that the Company will be able to collect from its reinsurers. If the amounts actually recoverable under the Company’s reinsurance treaties are ultimately determined to be less than the amount it has reported as recoverable, the Company may incur a loss during the period in which that determination is made.

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

Although we intend to concentrate on our core businesses in Massachusetts, New Hampshire, and, we expect beginning in 2016, Maine, we also may seek to take advantage of prudent opportunities to expand our core businesses into other states where we believe the independent agent distribution channel is strong. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in an unfamiliar market, we may not be successful in this diversification. Additionally, in order to carry out any such strategy we would need to obtain the appropriate licenses from the insurance regulatory authority of any such state.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2015, based upon fair value measurement, 89.4% of our investment portfolio was invested in fixed maturity securities, 9.1% in common equity securities and 1.5% in other invested assets. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors.

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

Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock hold approximately 41.6% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis.  No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time.  Sales of substantial amounts of our common stock in the public market by our existing shareholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

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

Our business could be materially and adversely affected by a security breach or other attack involving our computer systems or the systems of one or more of our agents and vendors.

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

On December 15, 2015, the Company filed for arbitration with a reinsurer in regards to the reinsurance recoverable resulting from the 2015 winter storm losses that are admissible under our contract.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 17, 2016, there were 25 holders of record of the Company's common stock, par value $0.01 per share, and we estimate another 9,400 held in "Street Name."

2015	High	Low
First quarter	$65.66	$57.96
Second quarter	$61.32	$54.99
Third quarter	$59.57	$50.98
Fourth quarter	$59.53	$51.14

2014	High	Low
First quarter	$56.98	$53.40
Second quarter	$55.68	$50.25
Third quarter	$55.87	$49.88
Fourth quarter	$65.25	$53.97

The closing price of the Company's common stock on February 17, 2016 was $56.80 per share.

During 2015 and 2014, the Company’s Board of Directors declared four quarterly cash dividends to shareholders, which were paid and accrued in the amounts of $41,994 and $39,499, respectively.  On February 16, 2016, the Company's Board of Directors declared a quarterly cash dividend of $.70 per share to shareholders of record on March 1, 2016 payable on March 15, 2016. The Company plans to continue to declare and pay quarterly cash dividends in 2016, depending on the Company's financial position and the regularity of its cash flows.

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

The information called for by Item 201 (d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 18, 2016 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2015 (the Company's fiscal year end), and such information is incorporated herein by reference.

For information regarding our share repurchase program, refer to Item 8—Financial Statements and Supplementary Data, Note 12, Share Repurchase Program, of this Form 10-K.

COMMON STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Stock, for the period beginning on December 31, 2010 and ending on December 31, 2015 with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of six selected property & casualty insurance companies over the same period. The peer group consists of Baldwin & Lyons, Inc., Infinity Property & Casualty Corp., Mercury General Corp., State Auto Financial Corp., Selective Insurance Group, Inc., and Donegal

Group, Inc. The graph shows the change in value of an initial one hundred dollar investment over the period indicated, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since December 31, 2010 Among
Safety Insurance Group, Inc.,
Property & Casualty Insurance Peer Group and the NASDAQ Stock Market Index

$185
$165
$145
$125
$105
$85
$174
$173
$162
$153
$150
$144
$145
$136
$135
$108
$107
$103
$100
$98
$91
$89

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Safety Insurance Group, Inc.	$100	$89	$107	$136	$162	$150
Property & Casualty Insurance Peer Group	$100	$98	$103	$135	$144	$145
NASDAQ Stock Market Index	$100	$91	$108	$153	$174	$173

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2015, 2014, 2013, 2012 and 2011.

The selected historical consolidated financial data for the years ended December 31, 2015, 2014, and 2013, and as of December 31, 2015  and 2014 have been derived from the financial statements of Safety Insurance Group, Inc. included in this annual report which have been audited. The selected historical consolidated financial data for the years ended December 31, 2012 and 2011 and as of December 31, 2013, 2012, and 2011 has been derived from Safety Insurance Group, Inc.'s consolidated financial statements not included in this annual report, which have been audited.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
Direct written premiums	$785,730	$765,685	$731,680	$696,220	$649,262
Net written premiums	$746,180	$734,914	$697,450	$663,942	$620,316
Net earned premiums	$738,164	$716,875	$681,870	$642,469	$598,368
Net investment income	40,534	42,303	43,054	40,870	39,060
Earnings from partnership investments	2,387	878	-	-	-
Net realized (losses) gains on investments	(469)	197	1,677	1,975	4,360
Net impairment losses on investments	(796)	—	—	—	—
Finance and other service income	18,133	18,544	18,683	18,553	18,370
Total revenue	797,953	778,797	745,284	703,867	660,158
Loss and loss adjustment expenses	612,569	476,366	447,749	422,217	466,640
Underwriting, operating and related expenses	213,939	219,023	209,758	200,138	179,157
Interest expense	90	90	89	88	88
Total expenses	826,598	695,479	657,596	622,443	645,885
(Loss) income before income taxes	(28,645)	83,318	87,688	81,424	14,273
Income tax (credit) expense	(14,792)	23,964	26,337	23,354	571
Net (loss) income	$(13,853)	$59,354	61,351	58,070	13,702
(Loss) earnings per weighted average common share:
Basic	$(0.93)	$3.93	$3.99	$3.80	$0.90
Diluted	$(0.93)	$3.91	$3.98	$3.80	$0.90
Cash dividends paid per common share	$2.80	$2.60	$2.40	$2.20	$2.00

Number of shares used in computing earnings per share:
Basic	14,866,607	14,963,047	15,167,052	15,288,346	15,165,065
Diluted	14,866,607	15,052,745	15,212,385	15,295,452	15,176,006

	Years Ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total cash and investment securities	$1,256,937	$1,298,716	$1,258,453	$1,223,736	$1,145,783
Total assets	1,703,869	1,675,719	1,625,457	1,574,346	1,472,494
Losses and loss adjustment expense reserves	553,977	482,012	455,014	423,842	403,872
Total liabilities	1,059,370	967,436	930,270	879,987	816,181
Total shareholders' equity	644,499	708,283	695,187	694,359	656,313
GAAP Ratios:
Loss ratio (1)	83.0%	66.5%	65.7%	65.7%	78.0%
Expense ratio (1)	29.0	30.6	30.8	31.2	29.9
Combined ratio (1)	112.0%	97.1%	96.5%	96.9%	107.9%

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

We are a leading provider of private passenger automobile insurance in Massachusetts.  In addition to private passenger automobile insurance (which represented 59.6% of our direct written premiums in 2015), we offer a portfolio of other insurance products, including commercial automobile (13.8% of 2015 direct written premiums), homeowners (21.7% of 2015 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 4.9% of 2015 direct written premiums).  Operating exclusively in Massachusetts and New Hampshire through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 924 in 1,102 locations throughout Massachusetts and New Hampshire during 2015. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile and the second largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 10.2% and 14.1% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2015, according to statistics compiled by Commonwealth Automobile Reinsurers (“CAR”) based on automobile exposures. These statistics total, for each vehicle insured, the number of months during the year insurance for that vehicle is in effect, to arrive at an aggregate number of car-months for each insurer; this aggregate number, divided by 12, equals the insurer’s number of car-years, a measure we refer to in this report as automobile exposures.

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella business during 2009, and commercial automobile business during 2011. During the years ended December 31, 2015, 2014, and 2013, we wrote $22,731, $18,755, and $13,773 in direct written premiums, respectively, and approximately 24,364, 20,626, and 15,580 policies, respectively, in New Hampshire.

On February 9, 2015, the Insurance Subsidiaries each received a license to begin writing our property and casualty insurance products in the state of Maine.   We anticipate that we will begin to write new business in Maine beginning in the first quarter of 2016.

Recent Trends and Events

Losses and loss adjustment expenses incurred for the year ended December 31, 2015 increased by $136,203, or 28.6%, to $612,569 from $476,366 for the comparable 2014.  The increase is due to losses related to the highest recorded snowfall totals in Massachusetts history, which produced elevated catsastrophe and non-catstrophe claims activity throughout our personal and commercial property lines.  An unprecedented level of snow, specifically 9 feet in various Massachusetts communities and 95 inches in the Boston area alone, was received during a 30 day period in the first quarter of 2015.

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

Catastrophe losses incurred by the type of event are shown in the following table.

	Years Ended December 31,
Event	2015	2014	2013
Windstorms and hailstorms	$13,569	$1,969	$-
Tornado and windstorms	-	-	-
Rainstorms	-	-	-
Floods	-	-	-
Icestorms and snowstorms	167,367	6,223	6,161
Hurricane and tropical storms	-	-	-
Total losses incurred (1)	$180,936	$8,192	$6,161

(1)  Total losses incurred include losses plus defense and cost containment expenses and excludes adjusting and other claims settlement expenses.

For the year ended December 31, 2015, our total expected reinsurance recovery from reinsurers under our catastrophe program related to the 2015 snow event is $67,934.  Amounts recoverable from reinsurers are billed to the reinsurer as claims are paid by the Company.  At December 31, 2015, the reinsurance recoverable on paid and unpaid loss and loss adjustment expense related to the 2015 snow event is $39,553.  We did not have any recoveries from our primary catastrophe reinsurance treaties during the years ended December 31, 2014 and 2013.

On December 15, 2015, the Company filed for arbitration with a reinsurer in regards to the reinsurance recoverable resulting from the 2015 winter storm losses that are admissible under our contract.  The total amount of recoverable in dispute, which is based on our total incurred loss, is $22,838.  No provision for collectability has been recorded in the financial statements as we believe the recoverable is valid and will be recovered.

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

Massachusetts Automobile Insurance Market

We have been subject to extensive regulation in the private passenger automobile insurance industry in Massachusetts, which represented 59.6% of our direct written premiums in 2015.   In many respects, the private

passenger automobile insurance market in Massachusetts is more heavily regulated, in comparison to other states.  Massachusetts regulates private passenger automobile insurance under a system the Commissioner terms “managed completion” in which rates are strictly regulated under a prior approval rate review process, governed by regulations that set certain terms and conditions that insurers must comply with in establishing their rates.  In addition, certain of the historically unique factors in Massachusetts exist, including compulsory insurance, affinity group marketing, and the prominence of independent agents.

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

Our GAAP insurance ratios are presented in the following table for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
GAAP ratios:
Loss ratio	83.0%	66.5%	65.7%
Expense ratio	29.0	30.6	30.8
Combined ratio	112.0%	97.1%	96.5%

Share-Based Compensation

On June 25, 2002, the Board of Directors of the Company (the "Board") adopted the 2002 Management Omnibus Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options ("NQSOs"), stock appreciation rights and restricted stock ("RS") awards.

On March 10, 2006, the Board approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes. A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. Under the Incentive Plan, as amended, the maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. As of December 31, 2015, there were 369,755 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants outstanding under the Incentive Plan as of December 31, 2015, were comprised of 211,125 restricted shares and 6,200 nonqualified stock options.

Grants made under the Incentive Plan during the years 2011 through 2015 were as follows.

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share		Vesting Terms
RS - Service	March 9, 2011	68,637	$47.35	(1)	3 years, 30%-30%-40%
RS	March 9, 2011	4,000	$47.35	(1)	No vesting period (3)
RS - Service	March 23, 2011	22,567	$44.94	(1)	5 years, 20% annually (5)
RS - Service	March 8, 2012	77,844	$41.75	(1)	3 years, 30%-30%-40%
RS	March 8, 2012	4,000	$41.75	(1)	No vesting period (3)
RS - Service	March 21, 2012	20,912	$41.96	(1)	5 years, 20% annually (5)
RS - Service	March 11, 2013	28,988	$46.96	(1)	3 years, 30%-30%-40%
RS	March 11, 2013	4,000	$46.96	(1)	No vesting period (3)
RS - Performance	March 11, 2013	35,429	$43.90	(2)	3 years, cliff vesting (4)
RS - Service	March 27, 2013	22,485	$48.65	(1)	5 years, 20% annually (5)
RS - Service	July 8, 2013	500	$51.63	(1)	5 years, 20% annually (5)
RS - Service	August 5, 2013	1,659	$54.26	(1)	3 years, 30%-30%-40%
RS - Performance	August 5, 2013	2,027	$48.27	(2)	3 years, cliff vesting (4)
RS - Service	March 11, 2014	24,426	$54.35	(1)	3 years, 30%-30%-40%
RS	March 11, 2014	4,000	$54.35	(1)	No vesting period (3)
RS - Performance	March 11, 2014	27,928	$58.09	(2)	3 years, cliff vesting (4)
RS - Service	March 24, 2014	20,588	$53.64	(1)	5 years, 20% annually (5)
RS - Service	July 15, 2014	1,767	$50.94	(1)	3 years, 30%-30%-40%
RS - Performance	July 15, 2014	1,975	$55.70	(2)	3 years, cliff vesting (4)
RS - Service	February 24, 2015	24,076	$61.68	(1)	3 years, 30%-30%-40%
RS	February 24, 2015	4,000	$61.68	(1)	No vesting period (3)
RS - Performance	February 24, 2015	35,932	$63.73	(2)	3 years, cliff vesting (4)
RS - Service	February 24, 2015	17,321	$61.68	(1)	5 years, 20% annually (5)
RS - Service	July 1. 2015	1,546	$58.21	(1)	3 years, 30%-30%-40%
RS - Performance	July 1. 2015	1,790	$61.45	(2)	3 years, cliff vesting (4)

(1)  The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.

(2)  The fair value per share of the restricted stock grant is equal to the performance-based restricted stock award calculation.

(3)  Board of Director members must maintain stock ownership equal to at least four times their annual retainer. This requirement  must be met within five years of becoming a director.

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business.  We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”).  The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event.  We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models.  As of January 1, 2016, we have purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000.  Our reinsurers’ co-participation is 65.0% of $100,000 for the 1st layer, 80.0% of $280,000 for the 2nd layer, 80.0% of $135,000 for the 3rd layer and 80.0% of the 4th layer. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance in 2016 protects us in the event of a “133-year storm”

(that is, a storm of a severity expected to occur once in a 133-year period).  Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A” (Excellent).  Most of our other reinsurers have an A.M. Best rating of “A+” (Excellent) or “A” (Excellent).

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  The FAIR Plan buys reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2015, the FAIR Plan purchased $1,325,000 of catastrophe reinsurance for property losses with retention of $100,000.  At December 31, 2015, our total expected reinsurance recovery from reinsurers under our catastrophe reinsurance program related to the 2015 snow event as discussed in the Recent Trends and Event section is $67,934.  Amounts recoverable from reinsurers are billed to the reinsurer as claims are paid by the Company.  At December 31, 2015, the reinsurance recoverable on paid and unpaid loss and loss adjustment expense related to the 2015 snow event is $39,553.

On December 15, 2015, the Company filed for arbitration with a reinsurer in regards to the reinsurance recoverable resulting from the 2015 winter storm losses that are admissible under our contract.  The total amount of recoverable in dispute, which is based on our total incurred loss, is $22,838.  No provision for collectability has been recorded in the financial statements as we believe the recoverable is valid and will be recovered.

We also had $70,812 from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables

Effects of Inflation

 We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Results of Operations

The following table shows certain of our selected financial results.

	Years Ended December 31,
	2015	2014	2013
Direct written premiums	$785,730	$765,685	$731,680
Net written premiums	$746,180	$734,914	$697,540
Net earned premiums	$738,164	$716,875	$681,870
Net investment income	40,534	42,303	43,054
Earnings from partnership investments	2,387	878	—
Net realized (losses) gains on investments	(469)	197	1,677
Net impairment losses on investments	(796)	—	—
Finance and other service income	18,133	18,544	18,683
Total revenue	797,953	778,797	745,284
Loss and loss adjustment expenses	612,569	476,366	447,749
Underwriting, operating and related expenses	213,939	219,023	209,758
Interest expense	90	90	89
Total expenses	826,598	695,479	657,596
(Loss) income before income taxes	(28,645)	83,318	87,688
Income tax (credit) expense	(14,792)	23,964	26,337
Net (loss) income	$(13,853)	$59,354	$61,351
(Loss) earnings per weighted average common share:
Basic	$(0.93)	$3.93	$3.99
Diluted	$(0.93)	$3.91	$3.98
Cash dividends paid per common share	$2.80	$2.60	$2.40

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED 2014

Direct Written Premiums.  Direct written premiums for the year ended December 31,  2015 increased by $20,045, or 2.6%, to $785,730 from $765,685 for the comparable 2014 period.  The 2015 increases occurred primarily in our commercial automobile and homeowners business lines which experienced increases of 6.1% and 3.2%, respectively, in average written premium per exposure.  Written exposures increased by 5.8% and 2.4% in our commercial automobile and homeowners lines, respectively.  The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.

Net Written Premiums.  Net written premiums for the year ended December 31,  2015 increased by $11,266, or 1.5%, to $746,180 from $734,914 for the comparable 2014 period.  The 2015 increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the year ended December 31,  2015 increased by $21,289, or 3.0%, to $738,164 from $716,875 for the comparable 2014 period. The 2015 increase was primarily due to the factors that increased direct written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Year Ended December 31,
	2015	2014
Written Premiums
Direct	$785,730	$765,685
Assumed	28,322	25,602
Ceded	(67,872)	(56,373)
Net written premiums	$746,180	$734,914

Earned Premiums
Direct	$776,633	$747,786
Assumed	25,819	23,724
Ceded	(64,288)	(54,635)
Net earned premiums	$738,164	$716,875

Net Investment Income.  Net investment income for the year ended December 31,  2015 decreased by $1,769, or 4.2%, to $40,534 from $42,303 for the comparable 2014 period.  Net effective annual yield on the investment portfolio was 3.3 % for the year ended December 31,  2015 compared to 3.5 % for the year ended December 31,  2014.   Our duration was 4.1 years at December 31,  2015, up from 3.8 years at December 31,  2014.

Earnings from Partnership Investments.  Earnings from partnership investments was $2,387 for the year ended December 31,  2015 compared to $878 for the year ended in December 31,  2014.  Investment activity in this partnership commenced in the fourth quarter of 2014.

Realized (Losses) Gains on Investments.  Net realized losses on investments were $469 for the year ended December 31,  2015 compared to net realized gains on investments $197 for the comparable 2014 period.

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of December 31, 2015
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,805	$—	$(4)	$—	$1,801
Obligations of states and political subdivisions	377,188	21,160	(426)	—	397,922
Residential mortgage-backed securities (1)	237,896	5,188	(1,628)	—	241,456
Commercial mortgage-backed securities	28,851	30	(218)	—	28,663
Other asset-backed securities	24,037	39	(145)	—	23,931
Corporate and other securities	394,194	4,191	(10,521)	—	387,864
Subtotal, fixed maturity securities	1,063,971	30,608	(12,942)	—	1,081,637
Equity securities (2)	102,541	13,498	(5,835)	—	110,204
Other invested assets (5)	17,602	—	—	—	17,602
Totals	$1,184,114	$44,106	$(18,777)	$—	$1,209,443

(1)  Residential mortgage-backed securities consists of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)  Equity securities include interests in mutual funds held to fund the Company’s executive deferred compensation plan.

(3)  Our investment portfolio included 514 securities in an unrealized loss position at December 31,  2015.

(4)  Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.

(5)  Other invested assets are accounted for under the equity method which is used as a proxy for fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of December 31, 2015
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$243,562	22.5%
Aaa/Aa	391,839	36.2%
A	219,580	20.3%
Baa	110,386	10.2%
Ba	39,835	3.7%
B	61,189	5.7%
Caa	10,252	1.0%
C	21	0.0%
D	303	0.0%
Not rated	4,670	0.4%
Total	$1,081,637	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of December 31,  2015, our portfolio of fixed maturity investments was principally comprised of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.  We have no exposure to European sovereign debt.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31,  2015.

	As of December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,801	$4	$—	$—	$1,801	$4
Obligations of states and political subdivisions	34,837	342	4,777	84	39,614	426
Residential mortgage-backed securities	85,561	860	32,845	768	118,406	1,628
Commercial mortgage-backed securities	26,113	218	—	—	26,113	218
Other asset-backed securities	14,454	145	—	—	14,454	145
Corporate and other securities	173,493	5,528	33,522	4,993	207,015	10,521
Subtotal, fixed maturity securities	336,259	7,097	71,144	5,845	407,403	12,942
Equity securities	19,409	1,739	12,054	4,096	31,463	5,835
Total temporarily impaired securities	$355,668	$8,836	$83,198	$9,941	$438,866	$18,777

As of December 31,  2015, we held insured investment securities of approximately $27,399, which represented approximately 2.3% of our total investments.  Approximately $20,743 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of December 31,  2015.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of December 31, 2015
			Exposure Net
		Pre-refunded	of Pre-refunded
	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$-	$-	$-
Financial Guaranty Insurance Company	245	245	-
Assured Guaranty Municipal Corporation	9,128	9,128	-
National Public Finance Guaranty Corporation	18,026	11,370	6,656
Total	$27,399	$20,743	$6,656

 The Moody's ratings of our insured investments held at December 31,  2015 are essentially the same with or the without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of December 31,  2015 for potential other-than-temporary asset impairments.  The Company held four debt securities at December 31,  2015 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment charge.  As a result of our analysis, the Company recognized OTTI of $796 for the year ended December 31,  2015, which consisted entirely of credit losses related to fixed maturity securities.

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

Of the $18,777 gross unrealized losses as of December 31,  2015, $430 relates to obligations of U.S. Treasuries, states and political subdivisions. The remaining $18,347 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

The majority of unrealized losses recorded on the investment portfolio at December 31,  2015 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For information regarding fair value measurements of our investment portfolio, refer to Item 8—Financial Statements and Supplementary Data, Note 14, Fair Value of Financial Instruments, of this Form 10-K.

Net Impairment Losses on Investments. Net impairment losses on investments were $796 for the year ended December 31,  2015. There were no impairment losses on investments for the year ended December 31,  2014.

Finance and Other Service Income.  Finance and other service income include revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income decreased by $411, or 2.2%, to $18,133 for the year ended December 31,  2015 from $18,544 for the comparable 2014 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the year ended December 31,  2015 increased by $136,203, or 28.6%, to $612,569 from $476,366 for the comparable 2014 period due primarily to winter snowfall catastrophe in 2015.

Our GAAP loss ratio for the year ended December 31,  2015 and 2014 was 83.0% and 66.5%, respectively. Our GAAP loss ratio excluding loss adjustment expenses was 72.9% and 57.8% for the year ended December 31,  2015 and 2014, respectively. Total prior year favorable development included in the pre-tax results for the year ended December 31,  2015 was $30,313, compared to $37,368, for the comparable 2014 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the year ended December 31,  2015 decreased by $5,084, or 2.3%, to $213,939 from $219,023 for the comparable 2014 period, primarily due to a decrease in commissions expensed to agents. Our GAAP expense ratio for the year ended December 31,  2015 decreased to 29.0% from 30.6% for the comparable 2014 period.  The decrease in underwriting, operating and related expenses and the expense ratio is attributable to decreases in contingent commissions and bonus compensation.

Interest Expenses.  Interest expense was $90 for each of the years ended December 31,  2015 and 2014. The credit facility commitment fee included in interest expense was $75 for each of the years ended December 31,  2015 and 2014.

Income Tax (Credit) Expense.  Our effective tax rates were 51.6% and 28.8% for the years ended December 31,  2015 and 2014, respectively.   The effective rate in 2015 is the result of the net loss of the Company, which is increased by the adjustments for tax-exempt interest income.  The effective rate in 2014 was lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.

Net (Loss) Income.  Net loss for the year ended December 31,  2015 was $13,853 compared to net income of $59,354 for the comparable 2014 period.

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

Net Investment Income.  Net investment income for the year ended December 31,  2014 decreased by $751, or 1.7%, to $42,303 from $43,054 for the comparable 2013 period.  Net effective annual yield on the investment portfolio was 3.5% for the year ended December 31,  2014 compared to 3.7% for the year ended December 31,  2013. Our duration was 3.8 years at December 31,  2014 down from 4.0 years at December 31,  2013.

Earnings from Partnership Investments. Earnings from partnership investments were $878 in 2014. Investment activity in this partnership commenced in 2014.

Net Realized Gains on Investments.  Net realized gains on investments were $197 for the year ended December 31,  2014 compared to $1,677 for the comparable 2013 period.

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

Finance and Other Service Income.  Finance and other service income include revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income decreased by $139, or 0.7%, to $18,544 for the year ended December 31,  2014 from $18,683 for the comparable 2013 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the year ended December 31,  2014 increased by $28,617, or 6.4%, to $476,366 from $447,749 for the comparable 2013 period.  Our GAAP loss ratio for the years ended December 31,  2014 and 2013 was 66.5% and 65.7%, respectfully.  Our GAAP loss ratio excluding loss adjustment expenses was 57.8% and 56.5% for the years ended December 31,  2014 and 2013, respectfully.  Total prior year favorable development included in the pre-tax results for the year ended December 31,  2014 was $37,368, compared to $28,889, for the comparable 2013 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the year ended December 31,  2014 increased by $9,265, or 4.4%, to $219,023 from $209,758 for the comparable 2013 period, primarily due to an increase in commissions paid to agents. Our GAAP expense ratios for the year ended December 31,  2014 decreased to 30.6% from 30.8% for the comparable 2013 period.

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

Net cash provided by operating activities was $22,891, $97,569, and $110,864 during the years ended December 31,  2015,  2014, and 2013, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  Cash flows from operations in the year ended 2015 were lower than the years ended 2014 and 2013, respectively, due to the increased claims activity resulting from the 2015 winter.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash provided by for investing activities was $23,845 for the year ended December 31, 2015 as sales, paydowns, calls and maturities of fixed maturities and equity securities exceeded purchases of fixed maturity and equity securities due to the payment of claims resulting from the 2015 winter events. Net cash used by investing activities was $48,522 and $51,298 during the years ended December 31,  2014 and 2013, respectively, as purchases of fixed maturity and equity securities exceeded sales, paydowns, calls and maturities of fixed maturity and equity securities.

Net cash used for financing activities was $41,697, $62,469, and $39,072 during the years ended December 31,  2015,  2014 and 2013, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders and the acquisition of treasury stock.

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

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our Insurance Subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end 2015, the statutory surplus of Safety Insurance was $571,038, and its net loss for 2015 was $12,209.  As a result, a maximum of $57,104 is available in 2016 for such dividends without prior approval of the Commissioner. Under this Massachusetts statute, the Insurance Subsidiaries has restricted net assets in the amount of $513,934 at December 31,  2015. During the twelve months ended December 31, 2015, Safety Insurance recorded dividends to Safety of $39,440

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2015 and 2014 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 14, 2014	March 3, 2014	March 14, 2014	$0.60	$9,240
May 6, 2014	June 2, 2014	June 13, 2014	$0.60	$9,223
August 6, 2014	September 2, 2014	September 15, 2014	$0.70	$10,506
November 4, 2014	December 2, 2014	December 13, 2014	$0.70	$10,530
February 17, 2015	March 2, 2015	March 13, 2015	$0.70	$10,468
May 5, 2015	June 1, 2015	June 15, 2015	$0.70	$10,524
August 6, 2015	September 1, 2015	September 15, 2015	$0.70	$10,548
November 3, 2015	December 1, 2015	December 12, 2015	$0.70	$10,454

On February 16, 2016, our Board approved and declared a quarterly cash dividend on our common stock of $0.70 per share to be paid on March 15, 2016 to shareholders of record on March 1, 2016.  We plan to continue to declare and pay quarterly cash dividends in 2016, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of December 31,  2015, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  At December 31,  2015 and December 31,  2014, the Company had purchased 2,279,570 shares at a cost of $83,835.

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

Contractual Obligations

We have obligations to make future payments under contracts and credit-related financial instruments and commitments.  At December 31,  2015, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
	Within	Two to Three	Four to Five	After
	One Year	Years	Years	Five Years	Total
Loss and LAE reserves	$271,449	$243,750	$33,239	$5,540	$553,977
Purchase commitments	519	-	-	-	519
Operating leases	4,006	7,861	123	-	11,990
Total contractual obligations	$275,974	$251,611	$33,362	$5,540	$566,486

As of December 31,  2015, the Company had loss and LAE reserves of $553,977, unpaid reinsurance recoverables of $68,261 and net loss and LAE reserves of $485,716.  Our loss and LAE reserves are estimates as described in more detail under Critical Accounting Policies and Estimates.  The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown.  Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above.  While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

 As part of the Company’s investment activity, we have committed $40,000 to investments in limited partnerships.  The Company has contributed $15,400 to these commitments as of December 31,  2015.  As of December 31,  2015, the remaining committed capital due to be called is $24,600.

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

 Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $446,368 to $495,541 as of December 31, 2015 compared to a range of $380,067 to $434,553 as of December 31, 2014.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $485,716 as of December 31, 2015 compared to $420,767 as of December 31, 2014.

 The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2015 and December 31, 2014.

	As of December 31, 2015
Line of Business	Low	Recorded	High
Private passenger automobile	$225,126	$241,767	$243,276
Commercial automobile	64,647	71,499	72,092
Homeowners	91,348	100,987	104,525
All other	65,247	71,463	75,648
Total	$446,368	$485,716	$495,541

	As of December 31, 2014
Line of Business	Low	Recorded	High
Private passenger automobile	$216,138	$228,559	$237,540
Commercial automobile	55,181	64,453	65,705
Homeowners	63,273	69,326	71,275
All other	45,475	58,429	60,033
Total	$380,067	$420,767	$434,553

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31, 2015 and December 31, 2014.

	As of December 31, 2015
Line of Business	Case	IBNR	Total
Private passenger automobile	$254,778	$(13,403)	$241,375
CAR assumed private passenger auto	143	249	392
Commercial automobile	43,709	10,545	54,254
CAR assumed commercial automobile	8,091	9,154	17,245
Homeowners	72,704	18,706	91,410
FAIR Plan assumed homeowners	4,200	5,377	9,577
All other	37,935	33,528	71,463
Total net reserves for losses and LAE	$421,560	$64,156	$485,716

	As of December 31, 2014
Line of Business	Case	IBNR	Total
Private passenger automobile	$238,552	$(10,814)	$227,738
CAR assumed private passenger auto	239	582	821
Commercial automobile	39,156	10,436	49,592
CAR assumed commercial automobile	6,793	8,068	14,861
Homeowners	42,552	18,826	61,378
FAIR Plan assumed homeowners	2,966	4,982	7,948
All other	28,864	29,565	58,429
Total net reserves for losses and LAE	$359,122	$61,645	$420,767

At December 31, 2015 and 2014, our total IBNR reserves for our private passenger automobile line of business were comprised of $(34,929) and $(32,566) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $21,526 and $21,752 related to our estimation for not yet reported losses, respectively.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 53.1% of our total reserves for CAR assumed commercial automobile business as of December 31, 2015 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 56.1% of our total reserves for FAIR Plan assumed homeowners at December 31, 2015 due to similar reporting delays in the information we receive from FAIR Plan.

The following tables present information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of December 31, 2015 and 2014.

	As of December 31, 2015
Line of Business	Retained	Assumed	Net
Private passenger automobile	$241,375
CAR assumed private passenger automobile		$392
Net private passenger automobile			$241,767
Commercial automobile	54,254
CAR assumed commercial automobile		17,245
Net commercial automobile			71,499
Homeowners	91,410
FAIR Plan assumed homeowners		9,577
Net homeowners			100,987
All other	71,463	-	71,463
Total net reserves for losses and LAE	$458,502	$27,214	$485,716

	As of December 31, 2014
Line of Business	Retained	Assumed	Net
Private passenger automobile	$227,738
CAR assumed private passenger automobile		$821
Net private passenger automobile			$228,559
Commercial automobile	49,592
CAR assumed commercial automobile		14,861
Net commercial automobile			64,453
Homeowners	61,378
FAIR Plan assumed homeowners		7,948
Net homeowners			69,326
All other	58,429	-	58,429
Total net reserves for losses and LAE	$397,137	$23,630	$420,767

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

Residual market deficits consist of premium ceded to the various residual markets less losses and LAE and is allocated among insurance companies based on a various formulas (the “Participation Ratio”) that take into consideration a company’s voluntary market share.

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the twelve months ended December 31, 2015, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $7,379.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $4,796 effect on net income, or $0.32 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the twelve months ended December 31, 2015.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,828)	$(2,414)	$—
Estimated increase in net income	3,138	1,569	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,414)	—	2,414
Estimated increase (decrease) in net income	1,569	—	(1,569)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,414	4,828
Estimated decrease in net income	—	(1,569)	(3,138)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated increase (decrease) in reserves	(1,085)	(543)	—
Estimated increase in net income	705	353	—
No Change in Severity
Estimated (decrease) increase in reserves	(543)	—	543
Estimated increase (decrease) in net income	353	—	(353)
+1 Percent Change in Severity
Estimated increase in reserves	—	543	1,085
Estimated decrease in net income	—	(353)	(705)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,828)	(914)	—
Estimated increase in net income	1,188	594	—
No Change in Severity
Estimated (decrease) increase in reserves	(914)	—	914
Estimated increase (decrease) in net income	594	—	(594)
+1 Percent Change in Severity
Estimated increase in reserves	—	914	1,828
Estimated decrease in net income	—	(594)	(1,188)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,429)	(715)	—
Estimated increase in net income	929	465	—
No Change in Severity
Estimated (decrease) increase in reserves	(715)	—	715
Estimated increase (decrease) in net income	465	—	(465)
+1 Percent Change in Severity
Estimated increase in reserves	—	715	1,429
Estimated decrease in net income	—	(465)	(929)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2015.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(4)	$4
Estimated increase (decrease) in net income	3	(3)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(172)	172
Estimated increase (decrease) in net income	112	(112)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(96)	96
Estimated increase (decrease) in net income	62	(62)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $30,313, $37,368 and $28,889 for the years ended December 31, 2015, 2014, and 2013, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2015, 2014 and 2013, respectively. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Year Ended December 31,
Accident Year	2015	2014	2013
2005 & prior	$(1,305)	$(1,904)	$(1,993)
2006	(408)	(1,132)	(620)
2007	(763)	(1,526)	(2,968)
2008	(1,071)	(2,738)	(4,266)
2009	(1,678)	(4,812)	(4,998)
2010	(3,559)	(6,573)	(5,304)
2011	(4,898)	(7,975)	(5,543)
2012	(10,754)	(8,085)	(3,197)
2013	(4,683)	(2,623)	—
2014	(1,194)	—	—
All prior years	$(30,313)	$(37,368)	$(28,889)

The decreases in prior years reserves during the years ended December 31, 2015, 2014 and 2013 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2015 decrease is primarily composed of reductions of $18,644, in our retained automobile reserves and $7,964 in our retained homeowners reserves. The 2014 decrease is primarily composed of reductions of $23,272 in our retained automobile reserves and $8,804 in our retained homeowners reserves. The 2013 decrease is primarily composed of reductions of $23,938 in our retained automobile reserves and $4,740 in our retained homeowners reserves..

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2015.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2005 & prior	$(437)	$(520)	$(118)	$(230)	$(1,305)
2006	(146)	(145)	(112)	(5)	(408)
2007	(561)	(18)	(105)	(79)	(763)
2008	(243)	(487)	(97)	(244)	(1,071)
2009	(1,273)	(16)	(75)	(314)	(1,678)
2010	(1,549)	(624)	(912)	(474)	(3,559)
2011	(2,471)	(644)	(1,370)	(414)	(4,899)
2012	(5,508)	(274)	(4,093)	(880)	(10,755)
2013	(1,914)	(1,742)	(1,326)	300	(4,682)
2014	(309)	(1,469)	953	(368)	(1,193)
All prior years	$(14,411)	$(5,939)	$(7,255)	$(2,708)	$(30,313)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the year ended December 31, 2015 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2005 & prior	$(254)	$(403)	$(118)	$(230)	$(1,005)
2006	(16)	(48)	(112)	(5)	(181)
2007	(561)	(2)	(102)	(79)	(744)
2008	(243)	(481)	(91)	(244)	(1,059)
2009	(1,273)	(16)	(66)	(314)	(1,669)
2010	(1,549)	(622)	(888)	(474)	(3,533)
2011	(2,471)	(618)	(1,294)	(414)	(4,797)
2012	(5,508)	(114)	(3,957)	(880)	(10,459)
2013	(1,915)	(1,285)	(1,215)	300	(4,115)
2014	(309)	(956)	(121)	(368)	(1,754)
All prior years	$(14,099)	$(4,545)	$(7,964)	$(2,708)	$(29,316)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the year ended December 31, 2015.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2005 & prior	$(183)	$(117)	$—	$(300)
2006	(130)	(97)	—	(227)
2007	—	(16)	(3)	(19)
2008	—	(6)	(6)	(12)
2009	—	—	(9)	(9)
2010	—	(2)	(24)	(26)
2011	—	(25)	(76)	(101)
2012	—	(159)	(136)	(295)
2013	1	(458)	(111)	(568)
2014	—	(514)	1,074	560
All prior years	$(312)	$(1,394)	$709	$(997)

Our private passenger automobile line of business prior year reserves decreased by $14,411 for the year ended December 31, 2015.  The decrease was primarily due to improved retained private passenger results of $12,716 for the accident years 2009 through 2013. The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our retained commercial automobile line of business prior year reserves decreased by $4,545 for the year ended December 31, 2015 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves decreased by $7,964 for the year ended December 31, 2015 due primarily to re-estimation of catastrophe losses for 2010 through 2014.

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

Forward-looking statements are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition. Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us. Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that we may be unable to collect from reinsurers, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, the possibility that existing insurance-related laws and regulations will become further restrictive in the future, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC.  Refer to Part I, Item 1A — Risk Factors.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of December 31, 2015
Estimated fair value	$1,118,743	$1,081,637	$1,039,997
Estimated increase (decrease) in fair value	$37,106	$—	$(41,640)

As of December 31, 2014
Estimated fair value	$1,171,808	$1,135,451	$1,095,575
Estimated increase (decrease) in fair value	$36,357	$—	$(39,876)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At December 31, 2015, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2015, assuming that all of such debt is outstanding for the entire year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SAFETY INSURANCE GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety Insurance Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Safety Insurance Group, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing on Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2016

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,	December 31,
	2015	2014

Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,063,971 and $1,102,517)	$1,081,637	$1,135,451
Equity securities, at fair value (cost: $102,541 and $97,910)	110,204	109,153
Other invested assets	17,602	11,657
Total investments	1,209,443	1,256,261
Cash and cash equivalents	47,494	42,455
Accounts receivable, net of allowance for doubtful accounts	178,567	175,532
Receivable for securities sold	260	—
Accrued investment income	8,922	10,295
Taxes recoverable	15,497	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	40,972	6,267
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	68,261	61,245
Ceded unearned premiums	23,222	19,638
Deferred policy acquisition costs	68,937	67,329
Deferred income taxes	4,430	—
Equity and deposits in pools	23,558	23,159
Other assets	14,306	13,538
Total assets	$1,703,869	$1,675,719

Liabilities
Loss and loss adjustment expense reserves	$553,977	$482,012
Unearned premium reserves	401,961	390,361
Accounts payable and accrued liabilities	53,722	65,863
Payable for securities purchased	8,607	4,591
Payable to reinsurers	11,547	7,653
Deferred income taxes	—	1,614
Taxes payable	—	265
Other liabilities	29,556	15,077
Total liabilities	1,059,370	967,436

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,373,643 and 17,288,728 shares issued	174	173
Additional paid-in capital	179,896	175,583
Accumulated other comprehensive income, net of taxes	16,464	28,715
Retained earnings	531,800	587,647
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	644,499	708,283
Total liabilities and shareholders’ equity	$1,703,869	$1,675,719

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Net earned premiums	$738,164	$716,875	$681,870
Net investment income	40,534	42,303	43,054
Earnings from partnership investments	2,387	878	—
Net realized (losses) gains on investments	(469)	197	1,677
Net impairment losses on investments (a)	(796)	—	—
Finance and other service income	18,133	18,544	18,683
Total revenue	797,953	778,797	745,284

Losses and loss adjustment expenses	612,569	476,366	447,749
Underwriting, operating and related expenses	213,939	219,023	209,758
Interest expense	90	90	89
Total expenses	826,598	695,479	657,596

(Loss) income before income taxes	(28,645)	83,318	87,688
Income tax (credit) expense	(14,792)	23,964	26,337
Net (loss) income	$(13,853)	$59,354	$61,351

(Loss) earnings per weighted average common share:
Basic	$(0.93)	$3.93	$3.99
Diluted	$(0.93)	$3.91	$3.98

Cash dividends paid per common share	$2.80	$2.60	$2.40

Number of shares used in computing earnings per share:
Basic	14,866,607	14,963,047	15,167,052
Diluted	14,866,607	15,052,745	15,212,385

(a)	No portion of the other-than-temporary impairments recognized in the period indicated were included in comprehensive income.

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(13,853)	$59,354	$61,351

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains during the period, net of tax expense (benefit) of ($6,761), $6,269 , and ($13,497).	(12,556)	11,643	(25,066)
Reclassification adjustment for gains included in net income, net of tax expense of $164, ($69), and ($587).	305	(128)	(1,090)
Unrealized (losses) gains on securities available for sale	(12,251)	11,515	(26,156)

Comprehensive (loss) income	$(26,104)	$70,869	$35,195

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2012	$170	$163,041	$43,356	$543,361	$(55,569)	$694,359
Net income				61,351		61,351
Unrealized losses on securities available for sale, net of deferred federal income taxes			(26,156)			(26,156)
Restricted share awards issued	1	187				188
Recognition of employee share-based compensation, net of deferred federal income taxes		4,618				4,618
Exercise of options, net of federal income taxes	1	2,545				2,546
Dividends paid and accrued				(36,920)		(36,920)
Acquisition of treasury stock					(4,799)	(4,799)
Balance at December 31, 2013	172	170,391	17,200	567,792	(60,368)	695,187
Net income				59,354		59,354
Unrealized gains on securities available for sale, net of deferred federal income taxes			11,515			11,515
Restricted share awards issued	1	216				217
Recognition of employee share-based compensation, net of deferred federal income taxes		4,677				4,677
Exercise of options, net of federal income taxes	-	299				299
Dividends paid and accrued				(39,499)		(39,499)
Acquisition of treasury stock					(23,467)	(23,467)
Balance at December 31, 2014	173	175,583	28,715	587,647	(83,835)	708,283
Net loss				(13,853)		(13,853)
Unrealized losses on securities available for sale, net of deferred federal income taxes			(12,251)			(12,251)
Restricted share awards issued	1	246				247
Recognition of employee share-based compensation, net of deferred federal income taxes		3,787				3,787
Exercise of options, net of federal income taxes		280				280
Dividends paid and accrued				(41,994)		(41,994)
Acquisition of treasury stock					-	-
Balance at December 31, 2015	$174	$179,896	$16,464	$531,800	$(83,835)	$644,499

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(13,853)	$59,354	$61,351
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	12,597	13,123	12,326
Provision (credit) for deferred income taxes	552	(602)	1,899
Net realized losses (gains) on investments	469	(197)	(1,677)
Net impairment losses on investments	796	—	—
Earnings from partnership investments	(2,387)	(878)	—
Changes in assets and liabilities:
Accounts receivable	(3,035)	(6,228)	(3,554)
Accrued investment income	1,373	34	258
Receivable from reinsurers	(41,721)	(2,578)	(6,139)
Ceded unearned premiums	(3,584)	(1,738)	(1,694)
Deferred policy acquisition costs	(1,608)	(3,941)	(2,723)
Taxes recoverable	(15,497)	—	—
Other assets	(726)	(2,871)	3,084
Loss and loss adjustment expense reserves	71,965	26,998	31,172
Unearned premium reserves	11,600	19,778	17,364
Accounts payable and accrued liabilities	(12,423)	(577)	1,050
Payable to reinsurers	3,894	559	38
Other liabilities	14,479	(2,667)	(1,891)
Net cash provided by operating activities	22,891	97,569	110,864

Cash flows from investing activities:
Fixed maturities purchased	(227,328)	(234,172)	(193,814)
Equity securities purchased	(26,658)	(27,665)	(75,891)
Other invested assets purchased	(4,824)	(4,976)	(5,600)
Proceeds from sales and paydowns of fixed maturities	150,932	153,701	179,729
Proceeds from maturities, redemptions, and calls of fixed maturities	110,189	52,253	34,264
Proceed from sales of equity securities	24,380	14,097	14,934
Proceeds from other invested assets redeemed	1,195	—	—
Fixed assets purchased	(4,041)	(1,760)	(4,920)
Net cash provided by (used for) investing activities	23,845	(48,522)	(51,298)

Cash flows from financing activities:
Proceeds from stock options exercised	278	297	2,592
Excess tax benefit from stock options exercised	1	3	—
Dividends paid to shareholders	(41,976)	(39,302)	(36,865)
Acquisition of treasury stock	—	(23,467)	(4,799)
Net cash used for financing activities	(41,697)	(62,469)	(39,072)

Net increase (decrease) in cash and cash equivalents	5,039	(13,422)	20,494
Cash and cash equivalents at beginning of year	42,455	55,877	35,383
Cash and cash equivalents at end of year	$47,494	$42,455	$55,877

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$89	$23,720	$18,890
Interest	$75	$75	$75

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

The Company is a leading provider of personal lines property and casualty insurance focused primarily on the Massachusetts market. The Company’s principal product line is private passenger automobile insurance, which accounted for 59.6% of its direct written premiums in 2015. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company (together referred to as the “Insurance Subsidiaries”).

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.

2.Summary of Significant Accounting Policies

Investments

Investments in fixed maturities available‑for‑sale, which include taxable and non‑taxable bonds and redeemable preferred stocks, are reported at fair value. Investments in equity securities available‑for‑sale, which include interests in common stocks, mutual funds and a real estate investment trust (“REIT”), are reported at fair value. Fair values for fixed maturity securities are based on estimates obtained from independent pricing services. Fair values for equity securities are derived from external market quotations, with the exception of the REIT whose fair value was determined using the trust’s net asset value obtained from its audited financial statements. Short‑term investments, which consist of U.S. Treasury securities, are reported at amortized cost, which approximates fair value. Other long‑term investments consist of investments in limited partnerships. The partnership interest is accounted for using the equity method of accounting and recorded in earnings from partnership investments. The carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other‑than‑temporary. In applying the equity method (including assessment for other‑than‑temporary impairment), the Company uses financial information provided by the investee, generally on a three month lag. Unrealized gains or losses on fixed maturity and equity securities reported at fair value are excluded from earnings and reported in a separate component of shareholders’ equity, known as “Accumulated other comprehensive income, net of taxes,” until realized. Realized gains or losses on the sale or maturity of investments are determined based on the specific cost identification method. Fixed maturities and equity securities that experience declines in value that are other‑than‑temporary are written down to fair value with a corresponding charge to net impairment losses on investments.

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

Accounts Receivable

Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are both billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2015 and 2014, these allowances were $425 and $462, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

Amounts that vary with and are primarily related to the successful acquisition of a new or renewal insurance contract, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policies. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is not taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $138,239,  $132,526, and $126,201 was charged to underwriting, operating and other expenses for the years ended 2015, 2014 and 2013, respectively.

Equity and Deposits in Pools

Equity and deposits in pools represents the net receivable amounts from the residual market mechanisms, Commonwealth Automobile Reinsurers (“CAR”) for automobile and Massachusetts Property Insurance Underwriting Association (“FAIR Plan”) for homeowner insurance in Massachusetts. See Note 9 for a discussion of the Company’s accounting for amounts assumed from residual markets.

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

Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $14,712 and $14,887 at December 31, 2015 and 2014, respectively.

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

Advertising Costs

Advertising costs are charged to expense when they are incurred. Total advertising costs were $1,906,  $2,108 and $2,145 for the years ended December 31, 2015, 2014, and 2013, respectively.

Finance and Other Service Income

Finance and other service income primarily include revenues from premium installment charges, which are recognized when earned.

Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The method of allocation among members of the consolidated group is subject to a written agreement approved by the Board of Directors (the “Board”). The consolidated tax liability (benefit) is allocated on the basis of the members’ proportionate contribution to consolidated taxable income (loss).

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

			Year Ended December 31,
	2015		2014		2013
Earnings attributable to common shareholders - basic and diluted):
Net (loss) income from continuing operations	$(13,853)		$59,354		$61,351
Allocation of income for participating shares	-		(567)	(1)	(762)	(1)
Net (loss) income from continuing operations attributed to common shareholders	$(13,853)		$58,787	(1)	$60,589	(1)
Earnings per share denominator - basis and diluted
Total weighted average common shares outstanding, including participating shares	14,985,475		15,107,339		15,354,468
Less: weighted average participating shares	(118,868)		(144,292)		(187,416)
Basic earnings per share denominator	14,866,607		14,963,047	(1)	15,167,052	(1)
Common equivalent shares- stock options	-	(2)	2,391		5,558
Common equivalent shares- non-vested performance stock grants	-	(3)	87,307		39,775
Diluted earnings per share denominator	14,866,607		15,052,745	(1)	15,212,385	(1)

Basic (loss) earnings per share	$(0.93)		$3.93		$3.99
Diluted (loss) earnings per share	$(0.93)		$3.91		$3.98

Undistributed (loss) earnings attributable to common shareholders - basic and diluted:
Net (loss) income from continuing operations attributable to common shareholders -Basic	$(0.93)		$3.93		$3.99
Dividends declared	(2.80)		(2.60)		(2.40)
Undistributed (loss) earnings	$(3.73)		$1.33		$1.59

Net (loss) income from continuing operations attributable to common shareholders -Diluted	$(0.93)		$3.91		$3.98
Dividends declared	(2.80)		(2.60)		(2.40)
Undistributed (loss) earnings	$(3.73)		$1.31		$1.58

(1) The 2014 and 2013 basic and diluted earnings per share denominators were revised to correct the allocation of net income to participating securities under the two-class method.    The revision did not yield in a change to basic or diluted earnings per share.  The Company evaluated the materiality of these revisions in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that these revisions, individually and in the aggregate, were immaterial to all prior periods.   The 2014 basic earnings per share denominator as originally reported was 15,107,339 and the 2014 diluted earnings per share denominator as originally reported was 15,197,036.   The 2013 basic earnings per share denominator as originally reported was 15,354,468 and the 2013 diluted earnings per share denominator as originally reported was 15,399,801.

(2) Excludes 1,587 of common equivalent shares related to stock options because their inclusion would be anti dilutive due to the net loss of the Company.

(3) Excludes 46,805 of common equivalent shares related to non-vested performance shares because their inclusion would be anti dilutive due to the net loss of the Company.

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti‑dilutive. There were no anti‑dilutive stock options or non-vested performance stock grants for the years ended December 31, 2015, 2014 and 2013.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in this ASU update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01: (1) requires equity investments (except those accounted for under the equity method or those that result in the consolidation of the investee) to be measured at fair value with changes in the fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (4) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the notes to the financial statements. These amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of the adoption of ASU 2016-01 to the Company’s financial position and results of operations is currently being evaluated.

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

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (“ASU 2015-03”).  ASU 2015-03 simplifies the presentation of debt issuance costs as the amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The standard requires a retrospective approach where the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The standard also requires compliance with applicable disclosures for a change in an accounting principle. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its financial position, results of operations or cash flows.

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

In June 2014, the FASB issued ASU No. 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period" ("ASU 2014-12”), which revises the accounting treatment for stock compensation tied to performance targets. ASU 2014-12 is effective for calendar years beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its financial position, results of operations or cash flows.

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

3.Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, and other invested assets, were as follows for the periods indicated.

	As of December 31, 2015
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,805	$—	$(4)	$—	$1,801
Obligations of states and political subdivisions	377,188	21,160	(426)	—	397,922
Residential mortgage-backed securities (1)	237,896	5,188	(1,628)	—	241,456
Commercial mortgage-backed securities	28,851	30	(218)	—	28,663
Other asset-backed securities	24,037	39	(145)	—	23,931
Corporate and other securities	394,194	4,191	(10,521)	—	387,864
Subtotal, fixed maturity securities	1,063,971	30,608	(12,942)	—	1,081,637
Equity securities (2)	102,541	13,498	(5,835)	—	110,204
Other invested assets (5)	17,602	—	—	—	17,602
Totals	$1,184,114	$44,106	$(18,777)	$—	$1,209,443

	As of December 31, 2014
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,507	$—	$(1)	$—	$1,506
Obligations of states and political subdivisions	437,299	23,562	(536)	—	460,325
Residential mortgage-backed securities (1)	201,950	7,015	(1,282)	—	207,683
Commercial mortgage-backed securities	34,216	256	(34)	—	34,438
Other asset-backed securities	10,204	48	(2)	—	10,250
Corporate and other securities	417,341	7,536	(3,628)	—	421,249
Subtotal, fixed maturity securities	1,102,517	38,417	(5,483)	—	1,135,451
Equity securities (2)	97,910	13,332	(2,089)	—	109,153
Other invested assets (5)	11,657	—	—		11,657
Totals	$1,212,084	$51,749	$(7,572)	$—	$1,256,261

(1)

Residential mortgage‑backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities include interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 514 and 366 securities in an unrealized loss position at December 31, 2015 and December 31, 2014, respectively.
(4)	Amounts in this column represent other‑than‑temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximates fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2015
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$51,013	$51,336
Due after one year through five years	270,475	269,405
Due after five years through ten years	168,304	165,061
Due after ten years through twenty years	279,596	297,754
Due after twenty years	3,799	4,029
Asset-backed securities	290,784	294,052
Totals	$1,063,971	$1,081,637

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
Gross realized gains
Fixed maturity securities	$496	$644	$854
Equity securities	2,727	1,534	1,011
Gross realized losses
Fixed maturity securities	(3,315)	(1,651)	(141)
Equity securities	(377)	(330)	(47)
Net realized (losses) gains on investments	$(469)	$197	$1,677

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

The following tables as of December 31, 2015 and 2014 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,801	$4	$—	$—	$1,801	$4
Obligations of states and political subdivisions	34,837	342	4,777	84	39,614	426
Residential mortgage-backed securities	85,561	860	32,845	768	118,406	1,628
Commercial mortgage-backed securities	26,113	218	—	—	26,113	218
Other asset-backed securities	14,454	145	—	—	14,454	145
Corporate and other securities	173,493	5,528	33,522	4,993	207,015	10,521
Subtotal, fixed maturity securities	336,259	7,097	71,144	5,845	407,403	12,942
Equity securities	19,409	1,739	12,054	4,096	31,463	5,835
Total temporarily impaired securities	$355,668	$8,836	$83,198	$9,941	$438,866	$18,777

	As of December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,506	$1	$1,506	$1
Obligations of states and political subdivisions	65,174	489	3,553	47	68,727	536
Residential mortgage-backed securities	18,853	44	47,769	1,238	66,622	1,282
Commercial mortgage-backed securities	10,485	34	—	—	10,485	34
Other asset-backed securities	1,999	2	—	—	1,999	2
Corporate and other securities	119,722	3,079	37,469	549	157,191	3,628
Subtotal, fixed maturity securities	216,233	3,648	90,297	1,835	306,530	5,483
Equity securities	16,119	1,986	1,277	103	17,396	2,089
Total temporarily impaired securities	$232,352	$5,634	$91,574	$1,938	$323,926	$7,572

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

The unrealized losses in the Company’s fixed income and equity portfolio as of December 31, 2015 were reviewed for potential other-than-temporary asset impairments.  The Company held four debt securities at December 31, 2015 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment charge.  As a result of our analysis, during the year ended December 31, 2015, the Company recognized OTTI of $796 which consisted entirely of credit losses related to fixed maturity securities. There was no OTTI related to fixed maturity securities during the year ended December 31, 2014.

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

The qualitative analysis performed by the Company concluded that outside of the securities that were recognized through OTTI, the unrealized losses recorded on the investment portfolio at December 31, 2015 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

The following table summarizes the credit loss recognized in earnings related to fixed maturity securities

	Year Ended December 31,
	2015	2014
Credit losses on fixed maturity securities, beginning of period	$-	$-
Add: credit losses on OTTI not previously recognized	796	-
Less: credit losses on securities sold	-	-
Less: credit losses on securities impaired due to intent to sell	-	-
Add: credit losses on previously impaired securities	-	-
Less: increases in cash flows expected on previously impaired securities	-	-
Credit losses on fixed maturity securities, end of period	$796	$-

At December 31, 2015 and December 31, 2014, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other‑than‑temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follow for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
Interest on fixed maturity securities	$38,794	$40,717	$43,328
Dividends on equity securities	3,362	3,428	1,829
Equity in earnings of other invested assets	918	685	148
Interest on other assets	74	79	139
Interest on cash and cash equivalents	11	10	18
Total Investment Income	43,159	44,919	45,462
Investment expenses	2,625	2,616	2,408
Net investment income	$40,534	$42,303	$43,054

4.Equipment and Leasehold Improvements

The carrying value of equipment and leasehold improvements by classification was as follows for the periods indicated.

	As of December 31,
	2015	2014
Software	$25,292	$21,748
Computer equipment	7,260	6,807
Leasehold improvements	2,524	2,524
Other equipment	2,428	2,400
Furniture and fixtures	1,331	1,316
Total cost	38,835	34,795
Less accumulated depreciation and amortization	30,417	26,510
Equipment and leasehold improvements, net	$8,418	$8,285

 Depreciation and amortization expense for the years ended December 31, 2015, 2014, and 2013 was $3,907, $4,133, and $3,974, respectively.

5.Employee Benefit Plan

The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the “Retirement Plan”). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan and is allowed to contribute on a pre‑tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant’s base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $3,019, $2,775, and $2,649 for the years ended December 31, 2015, 2014, and 2013, respectively.

6.Share‑Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove "share recycling" plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At December 31, 2015, there were 369,755 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

For the years ended December 31, 2015, 2014, and 2013, the Company recorded compensation expense related to awards under the Incentive Plan of $2,423, $2,981, and $2,954, net of income tax benefit of $1,304, $1,605, and $1,591, respectively.

Stock Options

The following table summarizes stock option activity under the Incentive Plan.

	Years Ended December 31,
	2015		2014		2013
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Option	Exercise Price	Option	Exercise Price	Option	Exercise Price
Outstanding at beginning of year	$12,700	$42.85	$20,200	$41.64	$87,500	$39.24
Exercised	(6,500)	42.85	(7,500)	39.60	(67,300)	38.52
Forfeited	—	—	—	—	—	—
Outstanding at end of period	6,200	42.85	12,700	42.85	20,200	41.64
Exercisable at end of period	$6,200	$42.85	$12,700	$42.85	$20,200	$41.64

At December 31, 2015, 2014, and 2013, the aggregate intrinsic value of outstanding shares under option was $84, $269, and $296 with a weighted average remaining contractual term of 0.2, 1.2, and 2.1 years, respectively. Aggregate intrinsic value represents the total pretax intrinsic value, which is the difference between the fair value based upon the Company’s closing year‑ end stock price at December 31, 2015, 2014, and 2013 and the exercise price which would have been received by the option holders had all option holders exercised their options as of those dates. The exercise price on stock options outstanding under the Incentive Plan was $42.85 at December 31, 2015 and December 31, 2014. The range of exercise prices on stock options outstanding under the Incentive Plan was $18.50 to $42.85 at December 31, 2013. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $138, $183, and $1,197, respectively.

Restricted Stock

Service-based restricted stock awarded in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as compensation expense over the requisite service period.  Service-based restricted stock awards generally vest over a three-year period and vest 30% on the first and second anniversaries of the grant date and 40% on the third anniversary of the grant date, except for non-executive employees’ restricted stock awards which vest ratably over a five-year service period and independent directors’ stock awards which vest immediately.  Our independent directors are subject to stock ownership guidelines, which require them to have a value equal to four times their annual cash retainer.

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

	Years Ended December 31,
	2015		2014		2013
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	176,116	$46.38	211,234	$43.51	263,883	$41.47
Granted	46,943	61.57	50,781	53.94	57,632	47.87
Vested and unrestricted	(108,130)	44.51	(81,149)	43.80	(103,788)	40.75
Forfeited	(2,905)	49.94	(4,750)	44.46	(6,493)	43.48
Outstanding at end of period	112,024	$54.44	176,116	$46.38	211,234	$43.51

	Years Ended December 31,
	2015		2014		2013
	Performance-based	Weighted	Performance-based	Weighted	Performance-based	Weighted
	Shares Under	Average	Shares Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	64,724	$50.40	37,456	$44.13	—	$—
Granted	37,722	63.62	29,903	57.94	37,456	44.13
Vested and unrestricted	—	—	—	—	—	—
Forfeited	(3,345)	46.91	(2,635)	46.96	—	—
Outstanding at end of period	99,101	$55.55	64,724	$50.40	37,456	$44.13

 As of December 31, 2015, there was $5,607 of unrecognized compensation expense related to non‑vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years. The total fair value of the shares that were vested and unrestricted during the years ended December 31, 2015, 2014, and 2013 was $2,897, $3,554, and $4,230, respectively.

7.Commitments and Contingencies

Lease Commitments

The Company has various non‑cancelable long‑term operating leases. The approximate minimum annual rental payments due under these lease agreements as of December 31,  2015 are presented in the following table.

2016	$4,006
2017	3,946
2018	3,915
2019	123
Total minimum lease payments	$11,990

Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense was $4,293,  $4,236, and $4,150 for the years ended December 31,  2015,  2014, and 2013, respectively. All leases expire prior to 2020. The Company expects that in the normal course of business, leases that expire will be renewed.

An eighth amendment to a lease agreement for the lease of office space was executed on April 5, 2007. Under the provisions of this amendment, additional space was occupied and the lease term was extended an additional ten years commencing on January 1, 2009, with an option to renew for one additional five‑year term.

At December 31,  2015, the Company has software purchase commitments of $519.

As part of the Company’s investment activity, we have committed $40,000 to investments in limited partnerships.  The Company has contributed $15,400 to these commitments as of December 31,  2015.  As of December 31,  2015, the remaining committed capital due to be called is $24,600.

Contingencies

On December 15, 2015, the Company filed for arbitration with a reinsurer in regards to the reinsurance recoverable resulting from the 2015 winter storm losses that are admissible under our contract.  The total amount of recoverable in dispute, which is based on our total incurred loss, is $22,838.  No provision for collectability has been recorded in the financial statements as we believe the recoverable is valid and will be recovered.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non‑insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk‑based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of December 31, 2015, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross‑default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at December 31, 2015 or 2014. The credit facility commitment fee included in interest expenses was computed at a rate of 0.25% per annum on the $30,000 commitment at December 31, 2015 and 2014.

The Company became a member of the FHLB-Boston during the quarter ended September 30, 2014.  Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities.  At December 31, 2015, the Company has the ability to borrow approximately $180,139 using eligible invested assets that would be used as collateral. The Company has no amounts outstanding from the FHLB-Boston at December 31, 2015.

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

At December 31, 2015, our total expected reinsurance recovery from reinsurers under our catastrophe reinsurance program related to the 2015 snow is $67,934.  Amounts recoverable from reinsurers are billed to the reinsurer as claims are paid by the Company.  The current reinsurance recoverable related to the 2015 snow event is $39,553.

The Company is subject to concentration of credit risk with respect to reinsurance ceded. At December 31, 2015, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $57,833 and ceded unearned premiums of $21,594 were associated with CAR. At December 31, 2014, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $52,667 and ceded unearned premiums of $17,909 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company’s participation in CAR resulted in assumed net losses of $365,  $1,278 and $1,487 for the years ended December 31, 2015, 2014 and 2013, respectively.

CAR has been, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement has applied to the Company.

The effect of assumed and ceded premiums on net written and earned premiums and losses and LAE incurred is as follows.

	Years Ended December 31,
	2015	2014	2013
Written Premiums
Direct	$785,730	$765,685	$731,680
Assumed	28,322	25,602	20,593
Ceded	(67,872)	(56,373)	(54,733)
Net written premiums	$746,180	$734,914	$697,540

Earned Premiums
Direct	$776,633	$747,786	$715,657
Assumed	25,819	23,724	19,251
Ceded	(64,288)	(54,635)	(53,038)
Net earned premiums	$738,164	$716,875	$681,870

Loss and LAE
Direct	$688,793	$486,649	$465,162
Assumed	22,306	18,144	15,247
Ceded	(98,530)	(28,427)	(32,660)
Net loss and LAE	$612,569	$476,366	$447,749

10.Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
Reserves for losses and LAE at beginning of year	$482,012	$455,014	423,842
Less receivable from reinsurers related to unpaid losses and LAE	(61,245)	(60,346)	(52,185)
Net reserves for losses and LAE at beginning of year	420,767	394,668	371,657
Incurred losses and LAE, related to:
Current year	642,882	513,734	476,638
Prior years	(30,313)	(37,368)	(28,889)
Total incurred losses and LAE	612,569	476,366	447,749
Paid losses and LAE related to:
Current year	415,256	316,979	299,882
Prior years	132,364	133,288	124,856
Total paid losses and LAE	547,620	450,267	424,738
Net reserves for losses and LAE at end of period	485,716	420,767	394,668
Plus receivable from reinsurers related to unpaid losses and LAE	68,261	61,245	60,346
Reserves for losses and LAE at end of period	$553,977	$482,012	455,014

At the end of each period, the reserves were re‑estimated for all prior accident years. The Company’s prior year reserves decreased by $30,313, $37,368, and $28,889 for the years ended 2015, 2014, and 2013, respectively, and resulted from re‑estimations of prior years ultimate loss and LAE liabilities. The decrease in prior year reserves during 2015 was primarily composed of a reduction $18,644 in the Company’s retained automobile and $7,964 in the Company’s retained homeowners reserves. The decrease in prior year reserves during 2014 was primarily composed of a reduction $23,272 in the Company’s retained automobile and $8,804 in the Company’s retained homeowners reserves. The decrease in prior year reserves during 2013 was primarily composed of a reduction in the Company’s retained automobile reserves, partially offset by an increase in reserves of homeowners and all other lines of business.

The Company’s private passenger automobile line of business prior year reserves decreased during the years ended December 31, 2015, 2014 and 2013 primarily due to improved retained private passenger results. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

11.Income Taxes

A summary of the income tax (benefit) expense in the Consolidated Statements of Income is shown below.

	Years Ended December 31,
	2015	2014	2013
Current Income Taxes:
Federal	$(15,384)	$24,389	$24,417
State	40	177	21
	(15,344)	24,566	24,438
Deferred Income Taxes:
Federal	552	(602)	1,899
State	—	—	—
	552	(602)	1,899
Total income tax (benefit) expense	$(14,792)	$23,964	$26,337

The income tax (benefit) expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows for the periods indicated.

	Years Ended December 31,
	2015	2014	2013
Federal income tax (benefit) expense, at statutory rate	$(10,025)	$29,162	$30,691
Tax‑exempt investment income, net	(4,889)	(5,429)	(4,711)
State taxes, net	26	115	14
Nondeductible expenses	233	222	210
Other, net	(137)	(106)	133
Total income tax (benefit) expense	$(14,792)	$23,964	$26,337

The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company’s consolidated federal tax return group. Its components were as shown in the following table for the periods indicated.

	Years Ended December 31,
	2015	2014
Deferred tax assets:
Discounting of loss reserves	$6,668	$6,505
Discounting of unearned premium reserve	27,542	26,993
Bad debt allowance	509	516
Employee benefits	7,922	8,112
Rent incentive	371	503
Depreciation	152	(35)
Other	—	—
Total deferred tax assets before valuation allowance	43,164	42,594
Valuation allowance for deferred tax assets	—	—
Total deferred tax assets	43,164	42,594
Deferred tax liabilities:
Deferred acquisition costs	(24,128)	(23,565)
Investments	(2,540)	(2,161)
Net unrealized gains on investments	(8,865)	(15,462)
Software development costs	(2,342)	(2,090)
Premium acquisition expenses	(856)	(862)
Other	(3)	(68)
Total deferred tax liabilities	(38,734)	(44,208)
Net deferred tax asset (liability)	$4,430	$(1,614)

The Company believes, based upon consideration of objective and verifiable evidence, including its historical positive earnings and its future expectations, that the Company’s taxable income in future years will be sufficient to realize all federal deferred tax assets.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the twelve months ended December 31, 2015, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of December 31, 2015, 2014 and 2013, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

The Company records interest and penalties associated with audits as a component of income before income taxes. Penalties are recorded in underwriting, operating and other expenses, and interest expense is recorded in interest expenses in the Consolidated Statement of Operations. The Company had no interest and penalties related to income taxes accrued as of December 31, 2015 and 2014.

 The Company’s U.S. federal tax return for the year ended December 31, 2011 was examined by the IRS. The examination was completed during the quarter ending September 30, 2014 with no findings. In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised. Tax years prior to 2012 are closed.

12.Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of December 31, 2015, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No purchases were made by the Company under the program during the year ended December 31, 2015.  During the year ended December 31, 2014, the Company purchased 460,023 of its common shares on the open market under the program at a cost of $23,467. As of December 31, 2015, the Company had 2,279,570 shares on the open market at a cost of $83,835.

13.Statutory Net Income and Surplus

Statutory Accounting Practices

The Company’s insurance company subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the Division, but allowed by the Division. Statutory net loss of the Company’s insurance company subsidiaries was $12,209 for the year ended December 31,  2015. Statutory net income was $55,330, and $57,518 for the years ended December 31,  2014, and 2013 respectively.   Statutory capital and surplus of the Company’s insurance subsidiaries was $571,038, $630,041 at December 31,  2015 and 2014, respectively.

Dividends

The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the “Commissioner”). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve‑ month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2015, the statutory surplus of Safety Insurance was $571,038 and its net loss for 2015 was $12,209. As a result, a maximum of $57,104 is available in 2016 for such dividends without prior approval of the Commissioner. During the year ended December 31,  2015, Safety Insurance recorded dividends of $39,440. As result of this Massachusetts statute, the Insurance Subsidiaries had restrict net assets in the amount of $513,934 at December 31,  2015.

Risk‑Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk‑based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk‑based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk‑based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk‑based capital falls. As of December 31,  2015, the Insurance Subsidiaries had total adjusted capital of $571,038, which is in excess of amounts requiring company or regulatory action at any prescribed risk‑based capital action level. Minimum statutory capital and surplus, or company action level risk‑based capital, was $101,243 at December 31,  2015.

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

The Company’s Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets.  The Company’s Level 2 securities are comprised of available-for-sale fixed maturity securities whose fair value was determined using observable market inputs.  The Company’s Level 3 security is a real estate investment trust equity investment whose fair value was determined using the trust’s net asset value obtained from its audited financial statements; however, the Company is required to submit a request 45 days before a quarter ended to dispose of the security.  Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs.  Investments valued using these inputs include U.S. Treasury securities, obligations of states and political subdivisions, corporate securities, commercial and residential mortgage-backed securities, and other asset-backed securities.  Inputs into the fair value application that are utilized by asset class include but are not limited to:

•

Obligations of states and political subdivisions:  overall credit quality, including assessments of market sectors and the level and variability of sources of payment such as general obligation, revenue or lease; credit support such as insurance, state or local economic and political base, prefunded and escrowed to maturity covenants.

•

Corporate amd fixed maturities: overall credit quality, the establishment of a risk adjusted credit spread over the applicable risk-free yield curve for discounted cash flow valuations; assessments of the level of industry economic sensitivity, company financial policies, indenture restrictive covenants, and/or security and collateral.

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

In order to ensure the fair value determination is representative of an exit price (consistent with ASC 820), the Company’s procedures for validating quotes or prices obtained from third parties include, but are not limited to, obtaining a minimum of two price quotes for each fixed maturity security if possible, as discussed above, the periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date, and the periodic review of reports provided by its investment manager regarding those securities with ratings changes and securities placed on its “Watch List.” In addition, valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company and its external investment manager, whose investment professionals are familiar with the securities being priced and the markets in which they trade, to ensure the fair value determination is representative of an exit price (consistent with ASC 820).

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.  With the exception of the REIT and FHLB-Boston securities, which are categorized as Level 3 securities, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2015. There were no significant changes to the valuation process during the year ended December 31, 2015. As of December 31, 2015 and December 31, 2014, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At December 31, 2015 and December 31, 2014, investments in fixed maturities and equity securities classified as available-for-sale had a fair value which equaled carrying value of $1,191,841 and $1,244,604, respectively.  At December 31, 2015 and December 31, 2014, we held no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for available‑for‑sale investments for the periods indicated.

	As of December 31, 2015
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,801	$—	$1,801	$—
Obligations of states and political subdivisions	397,922	—	397,922	—
Residential mortgage-backed securities	241,456	—	241,456	—
Commercial mortgage-backed securities	28,663	—	28,663	—
Other asset-backed securities	23,931	—	23,931	—
Corporate and other securities	387,864	—	387,864	—
Equity securities	110,204	90,560	—	19,644
Total investment securities	$1,191,841	$90,560	$1,081,637	$19,644

	As of December 31, 2014
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,506	$—	$1,506	$—
Obligations of states and political subdivisions	460,325	—	460,325	—
Residential mortgage-backed securities	207,683	—	207,683	—
Commercial mortgage-backed securities	34,438	—	34,438	—
Other asset-backed securities	10,250	—	10,250	—
Corporate and other securities	421,249	—	421,249	—
Equity securities	109,153	91,523	—	17,630
Total investment securities	$1,244,604	$91,523	$1,135,451	$17,630

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2015 or 2014.

The following tables summarize the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$17,630	$15,920	$5,346
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	1,972	1,205	574
Purchases	42	505	10,000
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at end of period	$19,644	$17,630	$15,920
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of Level 3 during 2015, 2014 and 2013.  The Company held two Level 3 securities at December 31, 2015.

15.Quarterly Results of Operations (Unaudited)

An unaudited summary of the Company’s 2015 and 2014 quarterly performance, and audited annual performance, is as follows.

	Year ended December 31, 2015
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$198,039	$197,602	$201,270	$201,042	$797,953
Net (loss) income	(35,071)	(1,053)	11,981	10,290	(13,853)
Earnings per weighted average common share:
Basic	(2.37)	(0.07)	0.80	0.69	(0.93)
Diluted	(2.37)	(0.07)	0.80	0.69	(0.93)
Cash dividends paid per common share	0.70	0.70	0.70	0.70	2.80

	Year ended December 31, 2014
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$191,087	$192,946	$196,119	$198,645	$778,797
Net income	12,125	21,423	15,436	10,370	59,354
Earnings per weighted average common share:
Basic	0.79	1.40	1.03	0.69	3.93
Diluted	0.79	1.40	1.03	0.69	3.91
Cash dividends paid per common share	0.60	0.60	0.70	0.70	2.60

16.Related Party Transactions

Mr. A. Richard Caputo, Jr., a member of the Company’s Board of Directors and the Chairman of its Investment Committee, is a principal of The Jordan Company, LP (“Jordan”).  In 2012, the Company participated as a lender in two loans made by syndicates of lenders to a portfolio company in which funds managed by Jordan are controlling or a significant investor.  The first loan, made to Vantage Specialties, Inc., currently bears interest at a rate of 5.00% per annum and matures in February 2019.  The Company’s participation in the loan is $1,405 and $1,451 at December 31, 2015 and December 31, 2014, respectively.  The loan amortizes in equal quarterly installments of 0.25% per annum and matures in February 2019. The second loan, made to ARCAS Automotive (formerly known as Sequa Auto), was disposed of in 2014. The Company made the loans on the same terms as the other lenders participating in the syndicate.  The loans were subject to the approval of the Company’s full Investment Committee.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of Safety Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2015, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 and 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The following disclosures relate to actions taken by the Board of Directors of the Company (the "Board"), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2016 on a Form 8-K.

On February 23, 2016, the Compensation Committee of the Board approved executive long-term incentive awards to certain members of senior management pursuant to our 2002 Management Omnibus Incentive Plan, as Amended.  The long-term incentive awards were granted in a total amount of $3,050 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on February 23, 2016. Of the total award, 45% vests in three annual installments of 30% on February 23, 2017, 30% on February 23, 2018, and 40% on February 23, 2019 and were allocated to the Company's Named Executive Officers as follows;  William J. Begley, Jr., $225 worth of restricted stock; George M. Murphy $360 worth of restricted stock; and James D. Berry, $180 worth of restricted stock.  The form of restricted stock agreement with service vesting that will be entered into is incorporated by reference as Exhibit 10.66.  Of the total award, 55% vests over a three-year performance period commencing on January 1, 2016 and ending on December 31, 2018.  Vesting of these shares is dependent upon the attainment of pre-established performance objectives and were allocated to the Named Executive Officers as follows;  William J. Begley, Jr., $275 worth of restricted stock; George M. Murphy $440 worth of restricted stock; and James D. Berry, $220 worth of restricted stock. The form of restricted stock agreement with performance vesting that will be entered into is incorporated by reference as Exhibit 10.66\5.  The compensation committee also approved an award of an additional 10,000 shares of restricted shares with performance-based vesting to George M. Murphy, effective April 1, 2016.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following documents are filed as a part of this report:

1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2015 are contained herein as listed in the Index to Consolidated Financial Statements.

2. Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules.

3. Exhibits: The exhibits are contained herein as listed in the Index to Exhibits.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc.

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2015

(Dollars in thousands)

			Amount at
			which shown
	Cost or	Estimated	in the Balance
	Amortized Cost	Fair Value	Sheet
Fixed maturities:
U.S. government and government agencies and authorities	$239,701	$243,257	$243,257
Obligations of states and political subdivisions	377,188	397,922	397,922
Corporate and other securities	447,082	440,458	440,458
Total fixed maturities	1,063,971	1,081,637	1,081,637
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	102,541	110,204	110,204
Total equity securities	102,541	110,204	110,204
Other invested assets	17,602	17,602	17,602
Total investments	$1,184,114	$1,209,443	$1,209,443

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2015	2014
Assets
Investments in consolidated affiliates	$645,701	$709,523
Other	87	54
Total assets	$645,788	$709,577
Liabilities
Accounts payable and other liabilities	$1,289	$1,294
Total liabilities	1,289	1,294
Shareholders’ equity	644,499	708,283
Total liabilities and shareholders’ equity	$645,788	$709,577

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Operations and Comprehensive Income

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Revenues	$—	$—	$—
Expenses	1,230	1,264	1,201
Net loss	(1,230)	(1,264)	(1,201)
Earnings from consolidated subsidiaries	(12,623)	60,618	62,552
Net (loss) income	(13,853)	59,354	61,351
Other net comprehensive income, net of taxes	(12,251)	11,515	(26,156)
Comprehensive net (loss) income	$(26,104)	$70,869	$35,195

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Net (loss) income	$(13,853)	$59,354	$61,351
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (Earnings) from consolidated subsidiaries	12,623	(60,618)	(62,552)
Dividends received from consolidated subsidiaries(1)	39,440	59,186	36,114
Amortization of restricted stock expense	3,515	4,315	4,153
Changes in assets and liabilities:
Other assets	(33)	15	(61)
Accounts payable and accrued liabilities	5	217	67
Net cash provided by operating activities	41,697	62,469	39,072
Proceeds from exercise of stock options	278	297	2,592
Excess tax benefit from stock options exercised	1	3
Dividends paid	(41,976)	(39,302)	(36,865)
Acquisition of treasury stock	—	(23,467)	(4,799)
Net cash used for financing activities	(41,697)	(62,469)	(39,072)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

(1) In 2013, the Company incorrectly presented dividends received from operating subsidiaries that represent returns on these investments as investing activities rather than as operating activities in the statements of cash flows. The Company has revised the presentation of all prior cash flows to correct this classification. No portion of the dividends received from operating subsidiaries during 2015, 2014 or 2013 represent returns of capital and therefore no portion is presented as an investing activity.

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

	As of December 31,
		Future Policy
	Deferred	Benefits,
	Policy	Losses,
	Acquisition	Claims and Loss	Unearned
Segment	Costs	Expenses	Premiums
Property and Casualty Insurance
2015	$68,937	$553,977	$401,961
2014	67,329	482,012	390,361
2013	63,388	455,014	370,583

	Years Ended December 31,
			Benefits,			Amortization of
			Claims,			Deferred
		Net	Losses, and	Other		Policy
	Premium	Investment	Settlement	Operating	Premiums	Acquisition
Segment	Revenue	Income	Expenses	Expenses	Written	Costs
Property and Casualty Insurance
2015	$738,164	$40,534	$612,569	$75,700	$746,180	$138,239
2014	716,875	42,303	476,366	86,497	734,914	132,526
2013	681,870	43,054	447,749	83,557	697,540	126,201

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

					Percent of
					Amount
Property and Casualty	Gross	Ceded to Other	Assumed from	Net	Assumed
Insurance Earned Premiums	Amount	Companies	Other Companies	Amount	to Net
Years ended December 31,
2015	$776,633	$64,288	$25,819	$738,164	3.5%
2014	747,786	54,635	23,724	716,875	3.3%
2013	715,657	53,038	19,251	681,870	2.8%

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period
Allowance for doubtful accounts Years Ended December 31,
2015	$462	$1,008	$—	$1,045	$425
2014	456	1,131	—	1,125	462
2013	635	836	—	1,015	456

(1) Deductions represent write‑offs of accounts determined to be uncollectible.

Safety Insurance Group, Inc.

Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Reserves for
	Deferred	Unpaid Claims
	Policy	and Claims			Net
	Acquisition	Adjustment	Unearned	Earned	Investment
Affiliation With Registrant	Costs	Expenses	Premiums	Premiums	Income
Consolidated Property & Casualty Subsidiaries
2015	$68,937	$553,977	$401,961	$738,164	$40,534
2014	67,329	482,012	390,361	716,875	42,303
2013	63,388	455,014	370,583	681,870	43,054

	Years Ended December 31,
	Claims and Claims		Amortization	Paid Claims
	Adjustment Expenses		of Deferred	and Claims
	Incurred Related to		Policy
	Current	Prior	Acquisition	Adjustment	Premiums
Affiliation With Registrant	Year	Year	Costs	Expenses	Written
Consolidated Property & Casualty Subsidiaries
2015	$642,882	$(30,313)	$138,239	$547,620	$746,180
2014	513,734	(37,368)	132,526	450,267	734,914
2013	476,638	(28,889)	126,201	424,738	697,540

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ David F. Brussard	President, Chief Executive Officer and	February 25, 2016
David F. Brussard	Chairman of the Board

/s/ William J. Begley, Jr.	Vice President, Chief Financial Officer,	February 25, 2016
William J. Begley, Jr.	Secretary, and Principal Accounting Officer

/s/ A. Richard Caputo, Jr.	Director	February 25, 2016
A. Richard Caputo, Jr.

/s/ Frederic H. Lindeberg	Director	February 25, 2016
Frederic H. Lindeberg

/s/ Peter J. Manning	Director	February 25, 2016
Peter J. Manning

/s/ David K. McKown	Director	February 25, 2016
David K. McKown

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.(1)
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.(1)
4	Form of Stock Certificate for the Common Stock (1)
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

10.51	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David F. Brussard, as of December 17, 2012(4)(17)
10.52	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and William J. Begley, Jr., as of December 17, 2012(4) (17)
10.53	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Daniel D. Loranger, as of December 17, 2012(4) (17)
10.54	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Edward N. Patrick, Jr., as of December 17, 2012(4) (17)
10.55	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and David E. Krupa, as of December 17, 2012(4) (17)
10.56	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and Robert J. Kerton, as of December 17, 2012(4) (17)
10.57	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and James D. Berry, as of December 17, 2012(4) (17)
10.58	Amendment No. 1 to the Amended and Restated Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy, as of December 17, 2012(4) (17)
10.59	Amendment to Management Omnibus Incentive Plan, as Amended dated March 11, 2013(4)(18)

10.60	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, as Amended(4)(18)
10.61	Amended and Restated Revolving Credit Agreement with RBS Citizens(19)
10.62	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(4) (20)
10.63	Employment Agreement by and between Safety Insurance Group, Inc. and Paul J. Narciso, as of August 5, 2013(4) (20)
10.64	Employment Agreement by and between Safety Insurance Group, Inc. and Stephen A. Varga, as of August 6, 2014(4) (21)
10.65	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(4) (22)
10.66	Form of Restricted Stock Notice and Agreement under the 2002 Management Omnibus Plan, As Amended(4) (22)
10.67	Employment Agreement by and between Safety Insurance Group, Inc. and Ann M. McKeown, as of August 5, 2015(4) (23)
21	Subsidiaries of Safety Insurance Group, Inc.(9)
23	Consent of PricewaterhouseCoopers LLP (24)
24	Power of Attorney(1)
31.1	CEO Certification Pursuant to Rule 13a‑14(a)/15d‑14(a), as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002(24)
31.2	CFO Certification Pursuant to Rule 13a‑14(a)/15d‑14(a), as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002(24)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(24)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(24)
101.INS	XBRL Instance Document (24)
101.SCH	XBRL Taxonomy Extension Schema (24)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (24)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (24)
101.LAB	XBRL Taxonomy Extension Label Linkbase (24)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (24)

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

(22)Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2014 filed on March 2, 2015

(23)Incorporated herein by reference to the Registrant’s Form 8-K filed on August 5, 2015.

(24)Included herein.