Form 10-Q
period 2016-03-31
SAFETY INSURANCE GROUP INC
filed 2016-05-06
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐  No ☒

As of May 3, 2016 there were 15,158,327 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,059,661 and $1,063,971)	$1,091,263	$1,081,637
Equity securities, at fair value (cost: $101,335 and $102,541)	111,122	110,204
Other invested assets	17,572	17,602
Total investments	1,219,957	1,209,443
Cash and cash equivalents	35,940	47,494
Accounts receivable, net of allowance for doubtful accounts	178,671	178,567
Receivable for securities sold	89	260
Accrued investment income	9,374	8,922
Taxes recoverable	14,182	15,497
Receivable from reinsurers related to paid loss and loss adjustment expenses	27,807	40,972
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	77,075	68,261
Ceded unearned premiums	24,345	23,222
Deferred policy acquisition costs	68,404	68,937
Deferred income taxes	—	4,430
Equity and deposits in pools	23,373	23,558
Other assets	15,013	14,306
Total assets	$1,694,230	$1,703,869

Liabilities
Loss and loss adjustment expense reserves	$549,901	$553,977
Unearned premium reserves	403,083	401,961
Accounts payable and accrued liabilities	46,593	53,722
Payable for securities purchased	2,181	8,607
Payable to reinsurers	11,586	11,547
Deferred income taxes	1,298	—
Taxes payable	—	—
Other liabilities	21,257	29,556
Total liabilities	1,035,899	1,059,370

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,427,897 and 17,373,643 shares issued	174	174
Additional paid-in capital	181,173	179,896
Accumulated other comprehensive income, net of taxes	26,903	16,464
Retained earnings	533,916	531,800
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	658,331	644,499
Total liabilities and shareholders’ equity	$1,694,230	$1,703,869

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015

Net earned premiums	$185,654	$182,564
Net investment income	9,627	10,557
Earnings from partnership investments	878	—
Net realized (losses) gains on investments	(323)	411
Net impairment losses on investments (a)	(292)	—
Finance and other service income	4,285	4,507
Total revenue	199,829	198,039

Losses and loss adjustment expenses	125,979	208,324
Underwriting, operating and related expenses	55,957	52,097
Interest expense	22	22
Total expenses	181,958	260,443

Income (loss) before income taxes	17,871	(62,404)
Income tax expense (credit)	5,201	(27,333)
Net income (loss)	$12,670	$(35,071)

Earnings (loss) per weighted average common share:
Basic	$0.84	$(2.37)
Diluted	$0.84	$(2.37)

Cash dividends paid per common share	$0.70	$0.70

Number of shares used in computing earnings (loss) per share:
Basic	14,903,958	14,824,132
Diluted	14,936,017	14,824,132

(a)	No portion of the other-than-temporary impairments recognized in the period indicated were included in comprehensive income

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$12,670	$(35,071)

Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of income tax expense of $5,508 and $1,893 .	10,229	3,515
Reclassification adjustment for losses or gains included in net income, net of income tax benefit (expense) of $113 and ($144).	210	(267)
Unrealized gains on securities available for sale	10,439	3,248

Comprehensive income (loss)	$23,109	$(31,823)

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2014	$173	$175,583	$28,715	$587,647	$(83,835)	$708,283
Net loss, January 1 to March 31, 2015				(35,071)		(35,071)
Unrealized gains on securities available for sale, net of deferred federal income taxes			3,248			3,248
Restricted share awards issued	1	246				247
Recognition of employee share-based compensation, net of deferred federal income taxes		659				659
Exercise of options, net of federal income taxes		109				109
Dividends paid and accrued				(10,468)		(10,468)
Balance at March 31, 2015	$174	$176,597	$31,963	$542,108	$(83,835)	$667,007

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2015	$174	$179,896	$16,464	$531,800	$(83,835)	$644,499
Net income, January 1 to March 31, 2016				12,670		12,670
Unrealized gains on securities available for sale, net of deferred federal income taxes			10,439			10,439
Restricted share awards issued		280				280
Recognition of employee share-based compensation, net of deferred federal income taxes		746				746
Exercise of options, net of federal income taxes		251				251
Dividends paid and accrued				(10,554)		(10,554)
Balance at March 31, 2016	$174	$181,173	$26,903	$533,916	$(83,835)	$658,331

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$12,670	$(35,071)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	3,041	2,608
Provision (credit) for deferred income taxes	107	(5,492)
Net realized losses (gains) on investments	323	(411)
Net impairment losses on investments	292	—
Earnings from partnership investments	(878)	—
Changes in assets and liabilities:
Accounts receivable	(104)	(1,636)
Accrued investment income	(452)	235
Receivable from reinsurers	4,351	(50,724)
Ceded unearned premiums	(1,123)	(1,750)
Deferred policy acquisition costs	533	54
Taxes recoverable	1,315	(25,815)
Other assets	327	(2,928)
Loss and loss adjustment expense reserves	(4,076)	88,001
Unearned premium reserves	1,122	4,475
Accounts payable and accrued liabilities	(7,035)	(21,154)
Payable to reinsurers	39	2,058
Other liabilities	(8,299)	37,477
Net cash provided by (used for) operating activities	2,153	(10,073)

Cash flows from investing activities:
Fixed maturities purchased	(60,517)	(64,505)
Equity securities purchased	(3,925)	(16,353)
Other invested assets purchased	(1,730)	(7)
Proceeds from sales and paydowns of fixed maturities	15,489	18,478
Proceeds from maturities, redemptions, and calls of fixed maturities	41,043	50,480
Proceed from sales of equity securities	5,337	15,996
Proceeds from other invested assets redeemed	2,656	—
Fixed assets purchased	(1,664)	(815)
Net cash (used for) provided by investing activities	(3,311)	3,274

Cash flows from financing activities:
Proceeds from stock options exercised	257	107
Excess tax (expense) benefit from stock options exercised	(6)	2
Dividends paid to shareholders	(10,647)	(10,493)
Net cash used for financing activities	(10,396)	(10,384)

Net decrease in cash and cash equivalents	(11,554)	(17,183)
Cash and cash equivalents at beginning of year	47,494	42,455
Cash and cash equivalents at end of period	$35,940	$25,272

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

The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”).  The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, Safety Asset Management Corporation (“SAMC”), and Safety Management Corporation, which is SAMC’s holding company.  All intercompany transactions have been eliminated.

The financial information as of  March 31, 2016 and 2015 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods.  The financial information as of December 31, 2015 is derived from the audited financial statements included in the Company's  2015 annual report on Form 10-K filed with the SEC on February 26, 2016.

These unaudited interim consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2016.

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

 The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.   The Insurance Subsidiaries began writing all of these lines of business in Maine during 2016.

2.  Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASC update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement, and be treated as discreet items in the reporting period in which they occur. Additionally, excess tax benefits will be classified with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax withholding purposes will be classified as a financing activity. Awards that are used to settle employee tax liabilities will be allowed to qualify for equity classification for withholdings up to the maximum statutory tax rates in applicable jurisdictions. Regarding forfeitures, a company can make an entity-wide accounting policy election to either continue estimating the number of awards that are expected to vest or account for forfeitures when they occur. The updated guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The impact of the adoption of ASU 2016-01 to the Company’s financial position and results of operations is currently being evaluated.

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

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”).  ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  The reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value.  ASU 2015-07 is effective for fiscal years beginning after December 31, 2015. The Company’s adoption of ASU 2015-07 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (“ASU 2015-03”).  ASU 2015-03 simplifies the presentation of debt issuance costs as the amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. The standard requires a retrospective approach where the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The standard also requires compliance with applicable disclosures for a change in an accounting principle. The Company’s adoption of ASU 2015-03 had no impact on the Company’s financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability as a Going Concern” (“ASU 2014-15”).  ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements, and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have any impact on its financial position, results of operations, or cash flows.

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

3.  Earnings (loss) per Weighted Average Common Share

Basic earnings (loss) per weighted average common share (“EPS”) are calculated by dividing net income (loss) by the weighted average number of basic common shares outstanding during the period.  Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including non-vested performance stock grants and the net effect of potentially dilutive common stock options.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2016	2015
Earnings attributable to common shareholders - basic and diluted:
Net income (loss) from continuing operations	$12,670	$(35,071)
Allocation of income for participating shares	(156)	—
Net income (loss) from continuing operations attributed to common shareholders	$12,514	$(35,071)
Earnings per share denominator - basis and diluted
Total weighted average common shares outstanding, including participating shares	15,089,522	14,963,369
Less: weighted average participating shares	(185,564)	(139,237)
Basic earnings per share denominator	14,903,958	14,824,132
Common equivalent shares- stock options	539	—	(1)
Common equivalent shares- non-vested performance stock grants	31,520	—	(2)
Diluted earnings per share denominator	14,936,017	14,824,132

Basic earnings (loss) per share	$0.84	$(2.37)
Diluted earnings (loss) per share	$0.84	$(2.37)

Undistributed earnings (loss) attributable to common shareholders - basic and diluted:
Net income (loss) from continuing operations attributable to common shareholders -Basic	$0.84	$(2.37)
Dividends declared	(0.70)	(0.70)
Undistributed earnings (loss)	$0.14	$(3.07)

Net income (loss) from continuing operations attributable to common shareholders -Diluted	$0.84	$(2.37)
Dividends declared	(0.70)	(0.70)
Undistributed earnings (loss)	$0.14	$(3.07)

(1)	Excludes 2,228 of common equivalent shares related to stock options because their inclusion would be anti dilutive due to the net loss of the Company.
(2)	Excludes 96,959 of common equivalent shares related to non-vested performance stock grants because their inclusion would be anti dilutive due to the net loss of the Company

 Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive stock options for the three months ended March 31, 2016. There were 3,456 anti dilutive shares related to non vested performance stock for the three months ended March 31, 2016.

4.  Share-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove "share recycling" plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At March 31, 2016, there were 289,067 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

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

The following table summarizes stock option activity under the Incentive Plan for the three months ended  March 31, 2016.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	6,200	$42.85
Exercised	(6,000)	$42.85
Forfeitures	(200)	$42.85
Outstanding at end of period	—	$—	none	$—
Exercisable at end of period	—	$—	none	$—

As of March 31, 2016, all stock option awards have expired and all compensation expense related to stock option awards has been recognized. The total intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $85 and $53, respectively. Cash received from stock options exercised was $257 and $107 for the three months ended March 31, 2016 and 2015, respectively.

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

The following table summarizes restricted stock activity under the Incentive Plan during the three months ended March 31, 2016, assuming a target payout for the 2016 performance-based shares.

	Shares	Weighted	Performance-based	Weighted
	Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	112,024	$54.44	99,101	$55.55
Granted	46,556	56.09	34,626	60.72
Vested and unrestricted	(56,279)	53.43	(15,289)	47.42
Forfeited	(5,267)	48.44	(27,661)	49.93
Outstanding at end of period	97,034	$55.85	90,777	$57.88

 As of March 31, 2016, there was $8,961 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.2 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2016 and 2015 was $3,732 and $2,897, respectively.  For the three months ended March 31, 2016 and 2015, the Company recorded compensation expense related to restricted stock of $603 and $389, net of income tax benefits of $324 and $210, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of March 31, 2016
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$6,878	$5	$(5)	$—	$6,878
Obligations of states and political subdivisions	358,068	23,783	(207)	—	381,644
Residential mortgage-backed securities (1)	264,314	6,929	(248)	—	270,995
Commercial mortgage-backed securities	29,847	765	(5)	—	30,607
Other asset-backed securities	26,411	176	(3)	—	26,584
Corporate and other securities	374,143	7,489	(7,077)	—	374,555
Subtotal, fixed maturity securities	1,059,661	39,147	(7,545)	—	1,091,263
Equity securities (2)	101,335	14,365	(4,578)	—	111,122
Other invested assets (5)	17,572	—	—	—	17,572
Totals	$1,178,568	$53,512	$(12,123)	$—	$1,219,957

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

(2)	Equity securities included interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 328 and 514 securities in an unrealized loss position at March 31, 2016 and December 31, 2015, respectively.
(4)	Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2016
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$36,154	$36,352
Due after one year through five years	260,663	262,472
Due after five years through ten years	165,483	166,785
Due after ten years through twenty years	272,545	293,077
Due after twenty years	4,244	4,391
Asset-backed securities	320,572	328,186
Totals	$1,059,661	$1,091,263

The gross realized losses and gains on sales of investments were as follows for the periods indicated.

	Three Months Ended March 31,
	2016	2015
Gross realized gains
Fixed maturity securities	$52	$183
Equity securities	426	937
Gross realized losses
Fixed maturity securities	(582)	(491)
Equity securities	(219)	(218)
Net realized (losses) gains on investments	$(323)	$411

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

The following tables as of March 31, 2016 and December 31, 2015 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$5,069	$5	$—	$—	$5,069	$5
Obligations of states and political subdivisions	20,343	207	—	—	20,343	207
Residential mortgage-backed securities	17,689	75	31,969	173	49,658	248
Commercial mortgage-backed securities	990	5	—	—	990	5
Other asset-backed securities	2,457	3	—	—	2,457	3
Corporate and other securities	79,727	2,769	26,621	4,308	106,348	7,077
Subtotal, fixed maturity securities	126,275	3,064	58,590	4,481	184,865	7,545
Equity securities	15,217	1,076	13,487	3,502	28,704	4,578
Total temporarily impaired securities	$141,492	$4,140	$72,077	$7,983	$213,569	$12,123

	As of December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,801	$4	$—	$—	$1,801	$4
Obligations of states and political subdivisions	34,837	342	4,777	84	39,614	426
Residential mortgage-backed securities	85,561	860	32,845	768	118,406	1,628
Commercial mortgage-backed securities	26,113	218	—	—	26,113	218
Other asset-backed securities	14,454	145	—	—	14,454	145
Corporate and other securities	173,493	5,528	33,522	4,993	207,015	10,521
Subtotal, fixed maturity securities	336,259	7,097	71,144	5,845	407,403	12,942
Equity securities	19,409	1,739	12,054	4,096	31,463	5,835
Total temporarily impaired securities	$355,668	$8,836	$83,198	$9,941	$438,866	$18,777

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The unrealized losses in the Company’s fixed income and equity portfolio as of March 31, 2016 were reviewed for potential other-than-temporary asset impairments.  The Company held four debt securities at December 31, 2015 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment charge. As a result of our analysis, during the quarter ended March 31, 2016, the Company recognized OTTI of $292 which consisted entirely of credit losses related to fixed maturity securities.   There was no OTTI related to fixed maturity securities during the quarter ended March 31, 2015.

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

The qualitative analysis performed by the Company concluded that outside of the securities that were recognized through OTTI, the unrealized losses recorded on the investment portfolio at March 31, 2016 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

The following table summarizes the credit loss recognized in earnings related to fixed maturity securities.

	Three Months Ended March 31,
	2016	2015
Credit losses on fixed maturity securities, beginning of period	$796	$-
Add: credit losses on OTTI not previously recognized	292	-
Less: credit losses on securities sold	(170)	-
Less: credit losses on securities impaired due to intent to sell	-	-
Add: credit losses on previously impaired securities	-	-
Less: increases in cash flows expected on previously impaired securities	-	-
Credit losses on fixed maturity securities, end of period	$918	$-

At March 31, 2016 and December 31, 2015, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2016	2015
Interest on fixed maturity securities	$9,269	$10,186
Dividends on equity securities	807	693
Equity in earnings of other invested assets	159	333
Interest on other assets	16	18
Interest on cash and cash equivalents	11	1
Total investment income	10,262	11,231
Investment expenses	635	674
Net investment income	$9,627	$10,557

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

•

Corporate and other securities: overall credit quality, the establishment of a risk adjusted credit spread over the applicable risk-free yield curve for discounted cash flow valuations; assessments of the level of industry economic sensitivity, company financial policies, indenture restrictive covenants, and/or security and collateral.

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.  With the exception of the REIT and FHLB-Boston securities, which are categorized as Level 3 securities, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of March 31, 2016. There were no significant changes to the valuation process during the three months ended March 31, 2016. As of March 31, 2016 and December 31, 2015, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

At March 31, 2016 and December 31, 2015, investments in fixed maturities and equity securities classified as available-for-sale had a fair value which equaled carrying value of $1,202,385 and $1,191,841, respectively.  We have no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

	As of March 31, 2016
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$6,878	$—	$6,878	$—
Obligations of states and political subdivisions	381,644	—	381,644	—
Residential mortgage-backed securities	270,995	—	270,995	—
Commercial mortgage-backed securities	30,607	—	30,607	—
Other asset-backed securities	26,584	—	26,584	—
Corporate and other securities	374,555	—	374,555	—
Equity securities	111,122	91,309	—	19,813
Total investment securities	$1,202,385	$91,309	$1,091,263	$19,813

	As of December 31, 2015
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,801	$—	$1,801	$—
Obligations of states and political subdivisions	397,922	—	397,922	—
Residential mortgage-backed securities	241,456	—	241,456	—
Commercial mortgage-backed securities	28,663	—	28,663	—
Other asset-backed securities	23,931	—	23,931	—
Corporate and other securities	387,864	—	387,864	—
Equity securities	110,204	90,560	—	19,644
Total investment securities	$1,191,841	$90,560	$1,081,637	$19,644

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016 and the year ended December 31, 2015.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

Three Months Ended March 31,
	2016	2015
	Level 3	Level 3
	Fair Value	Fair Value
	Securities	Securities
Balance at beginning of period	$19,644	17,630
Net gains and losses included in earnings	—	—
Net gains included in other comprehensive income	169	518
Purchases	—	—
Sales	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$19,813	$18,148
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of Level 3 during the three months ended March 31, 2016 and 2015. The Company held two Level 3 securities at March 31, 2016 and March 31, 2015.

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

	Three Months Ended March 31,
	2016	2015
Reserves for losses and LAE at beginning of year	$553,977	$482,012
Less receivable from reinsurers related to unpaid losses and LAE	(68,261)	(61,245)
Net reserves for losses and LAE at beginning of year	485,716	420,767
Incurred losses and LAE, related to:
Current year	136,028	212,410
Prior years	(10,049)	(4,086)
Total incurred losses and LAE	125,979	208,324
Paid losses and LAE related to:
Current year	57,721	114,369
Prior years	81,148	56,181
Total paid losses and LAE	138,869	170,550
Net reserves for losses and LAE at end of period	472,826	458,541
Plus receivable from reinsurers related to unpaid losses and LAE	77,075	111,472
Reserves for losses and LAE at end of period	$549,901	$570,013

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $10,049 and $ 4,086 for the three months ended March 31, 2016 and 2015, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decreases in prior years reserves during the three months ended March 31, 2016 and 2015 periods are primarily composed of reductions in our retained automobile and retained homeowners reserves.

 The Company's automobile lines of business reserves decreased for the three months ended March 31, 2016 and 2015 primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  As of March 31, 2016, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at March 31, 2016 and December 31, 2015.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at March 31, 2016 and 2015.

 Safety Insurance Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities.  At March 31, 2016, the Company has the ability to borrow $201,915 using eligible invested assets that would be used as collateral.  The Company has no amounts outstanding from the FHLB-Boston at March 31, 2016 and at December 31, 2015.

9.  Income Taxes

Federal income tax expense for the three months ended March 31, 2016 and 2015 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.  The effective rate in 2016 was lower than the statutory rate primarily due to adjustments for tax-exempt investment income. The 2015 effective rate is the result of the expected tax benefit related to net losses incurred by the Company during the year end December 31, 2015, calculated under ASC 740, Income Taxes (ASC 740-270-55), and adjustments for tax-exempt investment income.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the three months ended March 31, 2016, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

 The Company’s U.S. federal tax return for the year ended December 31, 2011 was examined by the IRS with no findings.  In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised. Tax years prior to 2012 are closed.

10.  Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31, 2016, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

               No share purchases were made by the Company under the program during the three months ended March 31, 2016 and 2015. As of March 31, 2016, the Company has purchased 2,279,570 shares at a cost of $83,835.

11.  Related Party Transactions

 Mr. A. Richard Caputo, Jr., a member of the Company’s Board of Directors and the Chairman of its Investment Committee, is a principal of The Jordan Company, LP (“Jordan”).  In 2012, the Company participated as a lender in two loans made by syndicates of lenders to a portfolio company in which funds managed by Jordan are controlling or a significant investor. The first loan, made to Vantage Specialties, Inc., currently bears interest at a rate of 5.00% per annum and matures in February 2019.  The Company’s participation in the loan was $1,414 and $1,405 at March 31, 2016 and December 31, 2015, respectively. The loan amortizes in equal quarterly installments of 0.25% of the principal amount per quarter. The second loan, made to ARCAS Automotive (formerly known as Sequa Auto), was disposed of in 2015.  The Company made the loans on the same terms as the other lenders participating in the syndicate.  The loans were subject to the approval of the Company’s full Investment Committee.

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

Executive Summary and Overview

In this discussion, “Safety” refers to Safety Insurance Group, Inc. and “our Company,” “we,” “us” and “our” refer to Safety Insurance Group, Inc. and its consolidated subsidiaries.  Our subsidiaries consist of Safety Insurance Company (“Safety Insurance”), Safety Indemnity Insurance Company (“Safety Indemnity”), Safety Property and Casualty Insurance Company (“Safety P&C”), Safety Asset Management Corporation (“SAMC”), and Safety Management Corporation, which is SAMC’s holding company.

We are a leading provider of private passenger and commercial automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 59.6% of our direct written premiums in 2015), we offer a portfolio of other insurance products, including commercial automobile (13.8% of 2015 direct written premiums), homeowners (21.7% of 2015 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.9% of 2015 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire, and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 924 in 1,102 locations throughout Massachusetts and New Hampshire during 2015.  We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile and the third largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 10.2% and 14.1% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2015 according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”) based on automobile exposures. We are also the fourth largest homeowners insurance carrier in Massachusetts with a 7.2% share of the Massachusetts homeowners insurance market.

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.  During the three months ended March 31, 2016 and 2015, we wrote $5,509 and $4,670, respectively, in direct written premiums in New Hampshire.

On February 9, 2015, the Insurance Subsidiaries each received a license to begin writing our property and casualty insurance products in the state of Maine.  We began writing new business in Maine in 2016.

Recent Trends and Events

For the quarter ended March 31, 2016, loss and loss adjustment expense incurred decreased by $82,345, or 39.5%, to $125,979 from $208,324 for the comparable 2015 period. The decrease is due to the highest recorded snowfall totals in Massachusetts history in 2015.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2015. No rate changes have been filed and approved in 2016. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
Massachusetts Homeowner	November 1, 2015	9.1%
New Hampshire Personal Automobile	November 1, 2015	5.0%
New Hampshire Homeowner	November 1, 2015	7.9%
New Hampshire Commercial Auto	August 1, 2015	7.9%
Massachusetts Private Passenger Automobile	June 1, 2015	3.8%
Massachusetts Commercial Automobile	February 1, 2015	3.5%

Massachusetts Automobile Insurance Market

Private passenger automobile insurance, which represented 59.6% of our direct written premiums in 2015, is generally considered to be more heavily regulated in Massachusetts than in other states, under what the Massachusetts Commissioner of Insurance calls Managed Competition.  Since 2008, Massachusetts automobile insurance premium rates are strictly regulated under a prior approval rate review process, governed by regulations that set certain terms and conditions that insurers must comply with in establishing their rates.    Certain historically unique factors in Massachusetts exist, including compulsory insurance, affinity group marketing, and the prominence of independent agents.

CAR runs a reinsurance pool for ceded commercial automobile policies through a Limited Servicing Carrier Program ("LSC"). CAR has approved Safety and three other servicing carriers to process ceded commercial automobile insurance.  Approximately $140,000 of ceded premium is spread equitably among the four servicing carriers under a five year term ending December 31, 2016.  CAR is currently soliciting bids for additional five year terms.  Subject to the Commissioner's review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level.  This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the "Taxi/Limo Program").  CAR approved Safety as one of the two servicing carriers for a five year term for this program ending December 31, 2016.  CAR is currently soliciting bids for additional five year terms.  Approximately $10,000 of ceded premium was spread equitably between the two servicing carriers.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2016	2015
GAAP ratios:
Loss ratio	67.9%	114.1%
Expense ratio	30.1	28.5
Combined ratio	98.0%	142.6%

Share-Based Compensation

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (”RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At March 31, 2016, there were 289,067 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of share based awards granted under the Incentive Plan during the three months ended March 31, 2016 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share		Vesting Terms
RS	February 23, 2016	4,000	$56.07	(1)	No vesting period (3)
RS	March 31, 2016	1,000	$57.06	(1)	No vesting period (3)
RS - Performance	February 23, 2016	34,626	$60.72	(2)	3 years, cliff vesting (4)
RS - Service	February 23, 2016	24,479	$56.07	(1)	3 years, 30%-30%-40%
RS - Service	February 23, 2016	17,077	$56.07	(1)	5 years, 20% annually (5)

(1)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.
(2)	The fair value per share of the restricted stock grant is equal to the performance-based restricted stock award calculation.
(3)	Board of Director members must maintain stock ownership equal to at least four times their annual retainer. This requirement must be met within five years of becoming a director.
(4)

4)  The shares represent performance-based restricted shares award.  Vesting of these shares is dependent upon the    attainment of pre-established performance objectives, and any difference between shares granted and shares earned at the end of the performance period will be reported at the conclusion of the performance period.

(5)	The shares represent awards granted to non-executive employees and vest ratable over a five-year service period.

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business.  We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”).  The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event.  We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models.  As of January 1, 2016, we have purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000.  Our reinsurers’ co-participation is 65.0% of $100,000 for the 1st layer, 80.0% of $280,000 for the 2nd layer, 80.0% of $135,000 for the 3rd layer and 80.0% of $100,000 for the 4th layer. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance in 2016 protects us in the event of a “133-year storm” (that is, a storm of a severity expected to occur once in a 133-year period).  Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A” (Excellent).  Most of our other reinsurers have an A.M. Best rating of “A+” (Excellent) or “A” (Excellent).

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

At March 31, 2016, our total expected reinsurance recovery from reinsurers under our catastrophe reinsurance program related to the 2015 snow event is $67,934.  Amounts recoverable from reinsurers are billed to the reinsurer as claims are paid by the Company.  At March 31, 2016 the reinsurance recoverable on paid and unpaid loss and loss adjustment expense related to the 2015 snow event is $34,890.

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

We also had $72,528 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

Effects of Inflation

 We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2016	2015
Direct written premiums	$195,952	$194,733
Net written premiums	$185,652	$185,290
Net earned premiums	$185,654	$182,564
Net investment income	9,627	10,557
Earnings from partnership investments	878	—
Net realized (losses) gains on investments	(323)	411
Net impairment losses on investments (a)	(292)	—
Finance and other service income	4,285	4,507
Total revenue	199,829	198,039
Loss and loss adjustment expenses	125,979	208,324
Underwriting, operating and related expenses	55,957	52,097
Interest expense	22	22
Total expenses	181,958	260,443
Income (loss) before income taxes	17,871	(62,404)
Income tax expense (credit)	5,201	(27,333)
Net income (loss)	$12,670	$(35,071)
Earnings (loss) per weighted average common share:
Basic	$0.84	$(2.37)
Diluted	$0.84	$(2.37)
Cash dividends paid per common share	$0.70	$0.70

Direct Written Premiums.  Direct written premiums for the quarter ended March 31, 2016 increased by $1,219, or 0.6%, to $195,952 from $194,733 for the comparable 2015 period.  The 2016 increase occurred primarily in our homeowners and commercial automobile lines of business, which experienced increases in average written premium per exposure of 7.6% and 3.2%, respectively.

Net Written Premiums.  Net written premiums for the quarter ended March 31, 2016 increased by $362, or 0.2%, to $185,652 from $185,290 for the comparable 2015 period.

Net Earned Premiums.  Net earned premiums for the quarter ended March 31, 2016 increased by $3,090, or 1.7%, to $185,654 from $182,564 for the comparable 2015 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2016	2015
Written Premiums
Direct	$195,952	$194,733
Assumed	7,140	7,292
Ceded	(17,440)	(16,735)
Net written premiums	$185,652	$185,290

Earned Premiums
Direct	$194,295	$190,711
Assumed	7,675	6,838
Ceded	(16,316)	(14,985)
Net earned premiums	$185,654	$182,564

Net Investment Income.  Net investment income for the quarter ended March 31, 2016 decreased by $930, or 8.8%, to $9,627 from $10,557 for the comparable 2015 period.  The decrease is a result of changes in the average invested asset balance as a result of investment proceeds used in the payment of claims resulting from the 2015 winter events.  Net effective annualized yield on the investment portfolio was 3.2% for the quarter ended March 31, 2016 compared to 3.4% for the quarter ended March 31, 2015. The investment portfolio’s duration was 4.1 years at March 31, 2016 and at December 31, 2015.

 Earnings from Partnership Investments. Earnings from partnership investments was $878 for the quarter ended March 31, 2016.

            Net Realized (Losses) Gains on Investments.  Net realized losses on investments was $323 for the quarter ended March 31, 2016 compared to net realized gains of $411 for the comparable 2015 period.

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of March 31, 2016
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$6,878	$5	$(5)	$—	$6,878
Obligations of states and political subdivisions	358,068	23,783	(207)	—	381,644
Residential mortgage-backed securities (1)	264,314	6,929	(248)	—	270,995
Commercial mortgage-backed securities	29,847	765	(5)	—	30,607
Other asset-backed securities	26,411	176	(3)	—	26,584
Corporate and other securities	374,143	7,489	(7,077)	—	374,555
Subtotal, fixed maturity securities	1,059,661	39,147	(7,545)	—	1,091,263
Equity securities (2)	101,335	14,365	(4,578)	—	111,122
Other invested assets (5)	17,572	—	—	—	17,572
Totals	$1,178,568	$53,512	$(12,123)	$—	$1,219,957

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities include interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 328 securities in an unrealized loss position at March 31, 2016.
(4)	Amounts in this column represent other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of March 31, 2016
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$278,108	25.5%
Aaa/Aa	378,565	34.7
A	206,754	19.0
Baa	106,911	9.8
Ba	45,252	4.2
B	61,254	5.6
Caa	10,134	0.9
CA	36	-
D	537	-
Not rated	3,712	0.3
Total	$1,091,263	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of March 31, 2016, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2016.

	As of March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$5,069	$5	$—	$—	$5,069	$5
Obligations of states and political subdivisions	20,343	207	—	—	20,343	207
Residential mortgage-backed securities	17,689	75	31,969	173	49,658	248
Commercial mortgage-backed securities	990	5	—	—	990	5
Other asset-backed securities	2,457	3	—	—	2,457	3
Corporate and other securities	79,727	2,769	26,621	4,308	106,348	7,077
Subtotal, fixed maturity securities	126,275	3,064	58,590	4,481	184,865	7,545
Equity securities	15,217	1,076	13,487	3,502	28,704	4,578
Total temporarily impaired securities	$141,492	$4,140	$72,077	$7,983	$213,569	$12,123

As of March 31, 2016, we held insured investment securities of approximately $14,180, which represented approximately 1.2% of our total investments.  Approximately $9,765 of these securities is pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of March 31, 2016.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of March 31, 2016
			Exposure Net
		Pre-refunded	of Pre-refunded
	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$-	$-	$-
Financial Guaranty Insurance Company	243	243	-
Assured Guaranty Municipal Corporation	5,038	5,038	-
National Public Finance Guaranty Corporation	8,899	4,484	4,415
Total	$14,180	$9,765	$4,415

The Moody’s ratings of the Company’s insured investments held at March 31, 2016 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of March 31, 2016 for potential other-than-temporary asset impairments.  The Company held three debt securities at March 31, 2016 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  As a result of our analysis, during the three months ended March 31, 2016, the Company recognized OTTI of $292 which consisted entirely of credit losses related to fixed maturity securities.  There was no OTTI related to fixed maturity securities during the quarter ended March 31, 2015.

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

The majority of these unrealized losses recorded on the investment portfolio at March 31, 2016 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

 For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Net Impairment Losses on Investments. Net impairment losses on investments were $292 for the three months ended March 31, 2016. There were no impairment losses on investments for the three months ended March 31, 2015.

Finance and Other Service Income.  Finance and other service income include revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income decreased by $222, or 4.9%, to $4,285 for the quarter ended March 31, 2016 from $4,507 for the comparable 2015 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the March 31, 2016 decreased by $82,345, or 39.5%, to $125,979 from $208,324 for the comparable 2015 period, due primarily to the winter snowfall catastrophe losses experienced in 2015.

Our GAAP loss ratio for the March 31, 2016 decreased to 67.9% from 114.1% for the comparable 2015 period.  Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended March 31, 2016 decreased to 58.7% from 99.5% for the comparable 2015 period. Total prior year favorable development included in the pre-tax results for the three months ended March 31, 2016 was $10,049 and $4,086, respectively.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended March 31, 2016 increased by $3,860, or 7.4%, to $55,957 from $52,097 for the comparable 2015 period.  Our GAAP expense ratio for the three months ended March 31, 2016 increased to 30.1% from 28.5% for the comparable 2015 period. The increase in underwriting, operating, and related expenses and the expense ratio is attributable to increases in contingent commissions and bonus compensation.

Interest Expense.  Interest expense was $22 for the three months ended March 31, 2016 and 2015. The credit facility commitment fee included in interest expense was $19 for the three months ended March 31, 2016 and 2015.

Income Tax Expense (Credit).  Our effective tax rate was 29.1% and 43.8% for the three months ended March 31, 2016 and 2015, respectively.   The effective rate in 2016 was lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.  The effective rate in 2015 is the result of the expected tax benefit related to the net loss of the Company, which is increased by the adjustments for tax-exempt investment income.

 Net Income (Loss).   Net income for the quarter ended March 31, 2016 was $12,670 compared to a net loss of $35,071 for the comparable 2015 period. The increase in net income for the three months ended March 31, 2016 compared to the comparable 2015 periods was attributable primarily to catastrophic losses related to record snowfalls in 2015.

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

Net cash provided by operating activities was $2,153 during the three months ended March 31, 2016. Net cash used for operating activities was $10,073 during the three months ended March 31, 2015. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  The net cash used by operating activities for the three months ended March 31, 2015 was the result of claims paid related to the increase in loss expense due to the significant snowfall totals experienced.  Positive operating cash flows are expected to continue in the future to meet our liquidity requirements.

Net cash used for investing activities was $3,311 during the three months ended March 31, 2016 compared to net cash provided by investing activities of $3,274 during the three months ended March 31, 2015.  Proceeds from maturities, redemptions, calls and sales, of securities were $61,869 during the three months ended March 31, 2016 compared to $84,954 for the comparable prior year period.

Net cash used for financing activities was $10,396 and $10,384 during the three months ended March 31, 2016 and 2015, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2015, the statutory surplus of Safety Insurance was $571,038, and its statutory net loss for 2015 was $12,209.  As a result, a maximum of $57,104 is available in 2016 for such dividends without prior approval of the Commissioner.  As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $513,934 at December 31, 2015. During the three months ended March 31, 2016, Safety Insurance paid dividends to Safety of $9,681.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2016 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 16, 2016	March 1, 2016	March 15, 2016	$0.70	$10,554

On May 3, 2016, our Board approved and declared a dividend of $0.70 per share which will be paid on June 15, 2016 to shareholders of record on June 1, 2016. We plan to continue to declare and pay quarterly cash dividends in 2016, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31, 2016, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of March 31, 2016 and December 31, 2015, the Company had purchased 2,279,570 shares of common stock at a cost of $83,835.

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

Risk-Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations.  Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.  The risk-based capital law provides for four levels of regulatory action.  The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls.  As of December 31, 2015, the Insurance Subsidiaries had total adjusted capital of $571,038, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.  Minimum statutory capital and surplus, or company action level risk-based capital, was $101,243 at December 31, 2015.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $425,437 to $482,905 as of March 31, 2016.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $472,826 as of March 31, 2016.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2016.

Line of Business	Low	Recorded	High
Private passenger automobile	$220,414	$237,731	$238,157
Commercial automobile	64,554	72,292	73,138
Homeowners	74,914	90,278	93,277
All other	65,555	72,525	78,333
Total	$425,437	$472,826	$482,905

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31, 2016.

Line of Business	Case	IBNR	Total
Private passenger automobile	$255,885	$(18,530)	$237,355
CAR assumed private passenger auto	115	260	375
Commercial automobile	44,403	9,652	54,055
CAR assumed commercial automobile	8,880	9,357	18,237
Homeowners	62,824	17,337	80,161
FAIR Plan assumed homeowners	3,783	6,334	10,117
All other	39,985	32,541	72,526
Total net reserves for losses and LAE	$415,875	$56,951	$472,826

At March 31, 2016, our total IBNR reserves for our private passenger automobile line of business was comprised of ($38,669) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $20,139 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 51.3% of our total reserves for CAR assumed commercial automobile business as of March 31, 2016 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 62.6% of our total reserves for FAIR Plan assumed homeowners at March 31, 2016 due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of March 31, 2016.

Line of Business	Retained	Assumed	Net
Private passenger automobile	$237,355
CAR assumed private passenger automobile		$375
Net private passenger automobile			$237,730
Commercial automobile	54,055
CAR assumed commercial automobile		18,237
Net commercial automobile			72,292
Homeowners	80,161
FAIR Plan assumed homeowners		10,117
Net homeowners			90,278
All other	72,526	-	72,526
Total net reserves for losses and LAE	$444,097	$28,729	$472,826

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the three months ended March 31, 2016, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $1,856.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $1,207 effect on net income, or $0.08 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31, 2016.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.

A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,747)	$(2,374)	$—
Estimated increase in net income	3,086	1,543	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,374)	—	2,374
Estimated increase (decrease) in net income	1,543	—	(1,543)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,374	4,747
Estimated decrease in net income	—	(1,543)	(3,086)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,081)	(541)	—
Estimated increase in net income	703	351	—
No Change in Severity
Estimated (decrease) increase in reserves	(541)	—	541
Estimated increase (decrease) in net income	351	—	(351)
+1 Percent Change in Severity
Estimated increase in reserves	—	541	1,081
Estimated decrease in net income	—	(351)	(703)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,603)	(802)	—
Estimated increase in net income	1,042	521	—
No Change in Severity
Estimated (decrease) increase in reserves	(802)	—	802
Estimated increase (decrease) in net income	521	—	(521)
+1 Percent Change in Severity
Estimated increase in reserves	—	802	1,603
Estimated decrease in net income	—	(521)	(1,042)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,451)	(725)	—
Estimated increase in net income	943	471	—
No Change in Severity
Estimated (decrease) increase in reserves	(725)	—	725
Estimated increase (decrease) in net income	471	—	(471)
+1 Percent Change in Severity
Estimated increase in reserves	—	725	1,451
Estimated decrease in net income	—	(471)	(943)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2016.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(4)	$4
Estimated increase (decrease) in net income	2	(2)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(182)	182
Estimated increase (decrease) in net income	119	(119)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(101)	101
Estimated increase (decrease) in net income	66	(66)

Reserve Development Summary

 The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $10,049 and $4,086 during the three months ended March 31, 2016 and 2015, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2016 and 2015.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Three Months Ended March 31,
Accident Year	2016	2015
2006 & prior	$(211)	$(477)
2007	25	(3)
2008	(473)	(2)
2009	21	(4)
2010	(650)	(808)
2011	(1,119)	(469)
2012	(2,150)	(1,251)
2013	(3,361)	(1,043)
2014	(2,041)	(29)
2015	(90)	—
All prior years	$(10,049)	$(4,086)

The decreases in prior years’ reserves during the three months ended March 31, 2016 and 2015 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2016 decrease is primarily composed of reductions of $4,492 in our retained private passenger automobile reserves, $1,274 in our retained commercial automobile reserves, $2,605 in our retained homeowners reserves and $1,317 in our retained other lines reserves.  The 2015 decrease is primarily composed of reductions of $1,378 in our retained private passenger automobile reserves, $1,535 in our retained commercial automobile reserves, $684 in our retained homeowners reserves and $506 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the three months ended March 31, 2016.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2006 & prior	$(106)	$(1)	$(40)	$(64)	$(211)
2007	21	-	—	4	25
2008	(439)	(33)	—	(1)	(473)
2009	1	19	—	1	21
2010	(481)	(166)	(2)	(1)	(650)
2011	(360)	(197)	(269)	(293)	(1,119)
2012	(1,295)	(132)	(352)	(371)	(2,150)
2013	(645)	(413)	(1,657)	(646)	(3,361)
2014	(1,155)	(203)	(744)	61	(2,041)
2015	(33)	(401)	351	(7)	(90)
All prior years	$(4,492)	$(1,527)	$(2,713)	$(1,317)	$(10,049)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the three months ended March 31, 2016 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2006 & prior	$(106)	$(1)	$(40)	$(64)	$(211)
2007	21	-	—	4	25
2008	(439)	(59)	—	(1)	(499)
2009	1	3	—	1	5
2010	(481)	(155)	—	(1)	(637)
2011	(360)	(190)	(249)	(293)	(1,092)
2012	(1,295)	(97)	(337)	(371)	(2,100)
2013	(645)	(413)	(1,609)	(646)	(3,313)
2014	(1,155)	(226)	(706)	61	(2,026)
2015	(33)	(136)	336	(7)	160
All prior years	$(4,492)	$(1,274)	$(2,605)	$(1,317)	$(9,688)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the three months ended March 31, 2016.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2006 & prior	$—	$—	$—	$—
2007	—	—	—	—
2008	—	26	—	26
2009	—	15	—	15
2010	—	(11)	(1)	(12)
2011	—	(7)	(20)	(27)
2012	—	(35)	(15)	(50)
2013	—	—	(48)	(48)
2014	—	23	(39)	(16)
2015	—	(264)	15	(249)
All prior years	$—	$(253)	$(108)	$(361)

Our private passenger automobile line of business prior year reserves decreased by $4,492 for the three months ended March 31, 2016.  The decrease was primarily due to improved retained private passenger results of $3,936 for the accident years 2010 through 2014.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $1,527 for the three months ended March 31, 2016. The decrease was primarily due to improved retained commercial results of $1,217 for the accident years 2010 through 2015.

Our retained homeowners and our retained other lines of business prior year reserves decreased by $2,605 and $1,317 respectively for the three months ended March 31, 2016 due primarily to fewer IBNR claims than previously estimated.

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

Forward-looking statements are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements.  These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition.  Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us.  Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, the possibility that existing insurance-related laws and regulations will become further restrictive in the future, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC.  Refer to Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of March 31, 2016
Estimated fair value	$1,126,943	$1,091,263	$1,050,835
Estimated increase (decrease) in fair value	$35,680	$—	$(40,428)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At March 31, 2016, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2016, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings - Please see “Item 1 — Financial Statements - Note 7, Commitments and Contingencies.”

Item 1A.  Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2015 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30, 2014, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.  No share repurchases were made by the Company during the three months ended March 31, 2016.

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

May 6, 2016	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description

11.0	Statement re: Computation of Per Share Earnings (loss) (1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(2)

(1)	Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, earnings (loss) per Weighted Average Common Share.

(2)   Included herein.