Form 10-Q
period 2016-06-30
SAFETY INSURANCE GROUP INC
filed 2016-08-05
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐  No ☒

As of August 1, 2016 there were 15,158,074 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,068,806 and $1,063,971)	$1,112,277	$1,081,637
Equity securities, at fair value (cost: $103,898 and $102,541 )	116,961	110,204
Other invested assets	19,304	17,602
Total investments	1,248,542	1,209,443
Cash and cash equivalents	44,053	47,494
Accounts receivable, net of allowance for doubtful accounts	195,509	178,567
Receivable for securities sold	518	260
Accrued investment income	8,469	8,922
Taxes recoverable	17,037	15,497
Receivable from reinsurers related to paid loss and loss adjustment expenses	26,444	40,972
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	78,043	68,261
Ceded unearned premiums	28,886	23,222
Deferred policy acquisition costs	72,386	68,937
Deferred income taxes	—	4,430
Equity and deposits in pools	27,695	23,558
Other assets	16,917	14,306
Total assets	$1,764,499	$1,703,869

Liabilities
Loss and loss adjustment expense reserves	$544,082	$553,977
Unearned premium reserves	428,135	401,961
Accounts payable and accrued liabilities	51,762	53,722
Payable for securities purchased	7,093	8,607
Payable to reinsurers	23,177	11,547
Deferred income taxes	7,117	—
Other liabilities	23,098	29,556
Total liabilities	1,084,464	1,059,370

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,437,644 and 17,373,643 shares issued	174	174
Additional paid-in capital	182,278	179,896
Accumulated other comprehensive income, net of taxes	36,746	16,464
Retained earnings	544,672	531,800
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	680,035	644,499
Total liabilities and shareholders’ equity	$1,764,499	$1,703,869

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net earned premiums	$187,393	$182,447	$373,047	$365,011
Net investment income	9,641	10,317	19,268	20,874
Earnings from partnership investments	1,409	577	2,287	577
Net realized gains (losses) on investments	360	(173)	37	238
Net impairment losses on investments (a)	(137)	—	(429)	—
Finance and other service income	4,284	4,434	8,569	8,941
Total revenue	202,950	197,602	402,779	395,641

Losses and loss adjustment expenses	115,144	147,026	241,123	355,350
Underwriting, operating and related expenses	57,513	52,198	113,470	104,295
Interest expense	23	23	45	45
Total expenses	172,680	199,247	354,638	459,690

Income (loss) before income taxes	30,270	(1,645)	48,141	(64,049)
Income tax expense (credit)	8,905	(592)	14,106	(27,925)
Net income (loss)	$21,365	$(1,053)	$34,035	$(36,124)

Earnings (loss) per weighted average common share:
Basic	$1.42	$(0.07)	$2.26	$(2.43)
Diluted	$1.41	$(0.07)	$2.25	$(2.43)

Cash dividends paid per common share	$0.70	$0.70	$1.40	$1.40

Number of shares used in computing earnings (loss) per share:
Basic	14,960,516	14,879,047	14,932,237	14,851,742
Diluted	15,041,077	14,879,047	14,988,546	14,851,742

(a)	No portion of the other-than-temporary impairments recognized in the period indicated were included in comprehensive income

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$21,365	$(1,053)	$34,035	$(36,124)

Other comprehensive income, net of tax:
Unrealized holding gains or losses during the period, net of income tax expense (benefit) of $5,426, ($5,508), $10,934 and ($3,616).	10,077	(10,230)	20,306	(6,715)
Reclassification adjustment for losses or gains included in net income, net of income tax (expense) benefit of ($126), $60, ($13) and ($83).	(234)	112	(24)	(155)
Unrealized gains on securities available for sale	9,843	(10,118)	20,282	(6,870)

Comprehensive income (loss)	$31,208	$(11,171)	$54,317	$(42,994)

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2014	$173	$175,583	$28,715	$587,647	$(83,835)	$708,283
Net loss, January 1 to June 30, 2015				(36,124)		(36,124)
Unrealized losses on securities available for sale, net of deferred federal income taxes			(6,870)			(6,870)
Restricted share awards issued	1	246				247
Recognition of employee share-based compensation, net of deferred federal income taxes		1,584				1,584
Exercise of options, net of federal income taxes		152				152
Dividends paid and accrued				(20,930)		(20,930)
Acquisition of treasury stock					—	—
Balance at June 30, 2015	$174	$177,565	$21,845	$530,593	$(83,835)	$646,342

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2015	$174	$179,896	$16,464	$531,800	$(83,835)	$644,499
Net income, January 1 to June 30, 2016				34,035		34,035
Unrealized gains on securities available for sale, net of deferred federal income taxes			20,282			20,282
Restricted share awards issued		280				280
Recognition of employee share-based compensation, net of deferred federal income taxes		1,851				1,851
Exercise of options, net of federal income taxes		251				251
Dividends paid and accrued				(21,163)		(21,163)
Balance at June 30, 2016	$174	$182,278	$36,746	$544,672	$(83,835)	$680,035

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$34,035	$(36,124)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization, net	6,356	5,635
Provision (credit) for deferred income taxes	626	(2,171)
Net realized gains on investments	(37)	(238)
Net impairment losses on investments	429	—
Earnings from partnership investments	(2,287)	(577)
Changes in assets and liabilities:
Accounts receivable	(16,942)	(16,522)
Accrued investment income	453	960
Receivable from reinsurers	4,746	(59,149)
Ceded unearned premiums	(5,664)	(1,564)
Deferred policy acquisition costs	(3,449)	(3,944)
Taxes recoverable	(1,540)	(29,129)
Other assets	(6,328)	(4,542)
Loss and loss adjustment expense reserves	(9,895)	78,423
Unearned premium reserves	26,174	26,020
Accounts payable and accrued liabilities	(1,936)	(21,285)
Payable to reinsurers	11,630	9,574
Other liabilities	(6,458)	19,194
Net cash provided by (used for) operating activities	29,913	(35,439)

Cash flows from investing activities:
Fixed maturities purchased	(117,678)	(95,378)
Equity securities purchased	(10,705)	(20,102)
Other invested assets purchased	(2,013)	(3,404)
Proceeds from sales and paydowns of fixed maturities	43,085	70,432
Proceeds from maturities, redemptions, and calls of fixed maturities	64,462	67,028
Proceed from sales of equity securities	10,150	18,674
Proceeds from other invested assets redeemed	2,656	—
Fixed assets purchased	(2,375)	(2,139)
Net cash (used for) provided by investing activities	(12,418)	35,111

Cash flows from financing activities:
Proceeds from stock options exercised	257	150
Excess tax (expense) benefit from stock options exercised	(6)	2
Dividends paid to shareholders	(21,187)	(20,986)
Net cash used for financing activities	(20,936)	(20,834)

Net decrease in cash and cash equivalents	(3,441)	(21,162)
Cash and cash equivalents at beginning of year	47,494	42,455
Cash and cash equivalents at end of period	$44,053	$21,293

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

The financial information for the quarter and year ended June 30, 2016 and 2015 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods.  The financial information as of December 31, 2015 is derived from the audited financial statements included in the Company's 2015 annual report on Form 10-K filed with the SEC on February 26, 2016.

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

2.  Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ ASU”)  2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which amends the guidance for the impairment of financial instruments and is expected to result in more timely recognition of impairment losses. The update introduces an impairment model referred to as the current expected credit loss (CECL) model. The impairment model is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of the current guidance by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are SEC filers, the amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is assessing the impact that adoption of ASU No. 2016-13 will have on its financial position, results of operations and cash flows.

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

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”).  ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  The reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value.  ASU 2015-07 is effective for fiscal years beginning after December 31, 2015. The Company adopted the updated accounting guidance retrospectively.  The Company adjusted its previously reported financial information included herein to reflect the change in accounting guidance for assets measured using the net asset value.  The impact of adopting the new accounting standard resulted in excluding a real estate investment trust of $19,481 and $19,097 from the fair value level disclosures as of June 30, 2016 and December 31, 2015.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
Earnings attributable to common shareholders - basic and diluted:
Net income (loss) from continuing operations	$21,365	$(1,053)		$34,035	$(36,124)
Allocation of income for participating shares	(138)	—		(319)	—
Net income (loss) from continuing operations attributed to common shareholders	$21,227	$(1,053)		$33,716	$(36,124)
Earnings per share denominator - basis and diluted
Total weighted average common shares outstanding, including participating shares	15,057,436	14,991,232		15,073,479	14,977,378
Less: weighted average participating shares	(96,920)	(112,185)		(141,242)	(125,636)
Basic earnings per share denominator	14,960,516	14,879,047		14,932,237	14,851,742
Common equivalent shares- stock options	—	—	(1)	269	—	(3)
Common equivalent shares- non-vested performance stock grants	80,561	—	(2)	56,040	—	(4)
Diluted earnings per share denominator	15,041,077	14,879,047		14,988,546	14,851,742

Basic earnings (loss) per share	$1.42	$(0.07)		$2.26	$(2.43)
Diluted earnings (loss) per share	$1.41	$(0.07)		$2.25	$(2.43)

Undistributed earnings (loss) attributable to common shareholders - basic and diluted:
Net income (loss) from continuing operations attributable to common shareholders -Basic	$1.42	$(0.07)		$2.26	$(2.43)
Dividends declared	(0.70)	(0.70)		(1.40)	(1.40)
Undistributed earnings (loss)	$0.72	$(0.77)		$0.86	$(3.83)

Net income (loss) from continuing operations attributable to common shareholders -Diluted	$1.41	$(0.07)		$2.25	$(2.43)
Dividends declared	(0.70)	(0.70)		(1.40)	(1.40)
Undistributed earnings (loss)	$0.71	$(0.77)		$0.85	$(3.83)

(1)	Excludes 1,713 of common equivalent shares related to stock options because their inclusion would be anti dilutive due to the net loss of the Company.
(2)	Excludes 45,976 of common equivalent shares related to non-vested performance stock grants because their inclusion would be anti dilutive due to the net loss of the Company
(3)	Excludes 1,971 of common equivalent shares related to stock options because their inclusion would be anti dilutive due to the net loss of the Company.
(4)	Excludes 71,327 of common equivalent shares related to non-vested performance stock grants because their inclusion would be anti dilutive due to the net loss of the Company

 Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 53 and 1,271 anti-dilutive shares related to non vested performance stock grants for the three and six months ended June 30, 2016, respectively.

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

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove "share recycling" plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At June 30, 2016, there were 279,067 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

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

The following table summarizes stock option activity under the Incentive Plan for the six months ended June 30, 2016.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	6,200	$42.85
Exercised	(6,000)	$42.85
Forfeitures	(200)	$42.85
Outstanding at end of period	—	$—	none	$—
Exercisable at end of period	—	$—	none	$—

As of June 30, 2016, all stock option awards have expired and all compensation expense related to stock option awards has been recognized. The total intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was $85 and $74, respectively.  Cash received from stock options exercised was $257 and $150 for the six months ended June 30, 2016 and 2015, respectively.

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

The following table summarizes restricted stock activity under the Incentive Plan during the six months ended June 30, 2016, assuming a target payout for the 2016 performance-based shares.

	Shares	Weighted	Performance-based	Weighted
	Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	112,024	$54.44	99,101	$55.55
Granted	46,556	56.09	44,626	60.87
Vested and unrestricted	(56,279)	53.43	(15,289)	47.42
Forfeited	(5,520)	48.86	(27,661)	49.93
Outstanding at end of period	96,781	$55.85	100,777	$57.85

 As of June 30, 2016, there was $8,562 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.3 years.  The total fair value of the shares that were vested and unrestricted during the six months ended June 30, 2016 and 2015 was $3,732 and $2,897, respectively.  For the six months ended June 30, 2016 and 2015, the Company recorded compensation expense related to restricted stock of $1,321 and $990, net of income tax benefits of $711 and $533, respectively.

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

	As of June 30, 2016
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$6,875	$91	$—	$—	$6,966
Obligations of states and political subdivisions	365,367	28,489	(175)	—	393,681
Residential mortgage-backed securities (1)	258,996	7,809	(75)	—	266,730
Commercial mortgage-backed securities	34,623	1,250	(12)	—	35,861
Other asset-backed securities	30,551	351	—	—	30,902
Corporate and other securities	372,394	9,935	(4,192)	—	378,137
Subtotal, fixed maturity securities	1,068,806	47,925	(4,454)	—	1,112,277
Equity securities (2)	103,898	16,874	(3,811)	—	116,961
Other invested assets (5)	19,304	—	—	—	19,304
Totals	$1,192,008	$64,799	$(8,265)	$—	$1,248,542

	As of December 31, 2015
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,805	$—	$(4)	$—	$1,801
Obligations of states and political subdivisions	377,188	21,160	(426)	—	397,922
Residential mortgage-backed securities (1)	237,896	5,188	(1,628)	—	241,456
Commercial mortgage-backed securities	28,851	30	(218)	—	28,663
Other asset-backed securities	24,037	39	(145)	—	23,931
Corporate and other securities	394,194	4,191	(10,521)	—	387,864
Subtotal, fixed maturity securities	1,063,971	30,608	(12,942)	—	1,081,637
Equity securities (2)	102,541	13,498	(5,835)	—	110,204
Other invested assets (5)	17,602	—	—	—	17,602
Totals	$1,184,114	$44,106	$(18,777)	$—	$1,209,443

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities included interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 259 and 514 securities in an unrealized loss position at June 30, 2016 and December 31, 2015, respectively.
(4)	Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

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

	As of June 30, 2016
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$30,606	$30,764
Due after one year through five years	254,828	258,737
Due after five years through ten years	171,530	176,936
Due after ten years through twenty years	283,751	308,136
Due after twenty years	3,922	4,212
Asset-backed securities	324,169	333,492
Totals	$1,068,806	$1,112,277

The gross realized losses and gains on sales of investments were as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross realized gains
Fixed maturity securities	$172	$82	$224	$265
Equity securities	685	506	1,111	1,443
Gross realized losses
Fixed maturity securities	(409)	(727)	(991)	(1,218)
Equity securities	(88)	(34)	(307)	(252)
Net realized gains (losses) on investments	$360	$(173)	$37	$238

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

The following tables as of June 30, 2016 and December 31, 2015 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	14,643	175	—	—	14,643	175
Residential mortgage-backed securities	6,361	37	5,918	38	12,279	75
Commercial mortgage-backed securities	1,597	12	—	—	1,597	12
Other asset-backed securities	—	—	—	—	—	—
Corporate and other securities	34,152	1,001	32,495	3,191	66,647	4,192
Subtotal, fixed maturity securities	56,753	1,225	38,413	3,229	95,166	4,454
Equity securities	8,188	656	18,306	3,155	26,494	3,811
Total temporarily impaired securities	$64,941	$1,881	$56,719	$6,384	$121,660	$8,265

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

The unrealized losses in the Company’s fixed income and equity portfolio as of June 30, 2016 were reviewed for potential other-than-temporary asset impairments.  The Company held four debt securities at December 31, 2015 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment charge. As a result of our analysis, during the three and six months ended June 30, 2016, the Company recognized OTTI of $137 and $429, respectively, which consisted entirely of credit losses related to fixed maturity securities.  There was no OTTI related to fixed maturity securities during the six months ended June 30, 2015.

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

The qualitative analysis performed by the Company concluded that outside of the securities that were recognized through OTTI, the unrealized losses recorded on the investment portfolio at June 30, 2016 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the credit loss recognized in earnings related to fixed maturity securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Credit losses on fixed maturity securities, beginning of period	$918	$-	$796	$-
Add: credit losses on OTTI not previously recognized	137	-	429	-
Less: credit losses on securities sold	-	-	(170)	-
Less: credit losses on securities impaired due to intent to sell	-	-	-	-
Add: credit losses on previously impaired securities	-	-	-	-
Less: increases in cash flows expected on previously impaired securities	-	-	-	-
Credit losses on fixed maturity securities, end of period	$1,055	$-	$1,055	$-

At June 30, 2016 and December 31, 2015, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest on fixed maturity securities	$9,260	$9,971	$18,529	$20,157
Dividends on equity securities	753	729	1,560	1,422
Equity in earnings of other invested assets	257	258	416	591
Interest on other assets	16	22	32	40
Interest on cash and cash equivalents	32	1	43	2
Total investment income	10,318	10,981	20,580	22,212
Investment expenses	677	664	1,312	1,338
Net investment income	$9,641	$10,317	$19,268	$20,874

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

The Company’s Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets.  The Company’s Level 2 securities are comprised of available-for-sale fixed maturity securities whose fair value was determined using observable market inputs.  The Company’s Level 3 security consists of an investment in the Federal Home Loan Bank of Boston related to Safety Insurance Company’s membership stock, which is not redeemable in a short-term time frame.  Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs.  Investments valued using these inputs include U.S. Treasury securities, obligations of states and political subdivisions, corporate and other securities, commercial and residential mortgage-backed securities, and other asset-backed securities.  Inputs into the fair value application that are utilized by asset class include but are not limited to:

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.  With the exception of the FHLB-Boston security, which are categorized as a Level 3 security, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of June 30, 2016. There were no significant changes to the valuation process during the six months ended June 30, 2016. As of June 30, 2016 and December 31, 2015, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At June 30, 2016 and December 31, 2015, investments in fixed maturities and equity securities classified as available-for-sale had a fair value which equaled carrying value of $1,229,238 and $1,191,841, respectively.  We have no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

	As of June 30, 2016
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$6,966	$—	$6,966	$—
Obligations of states and political subdivisions	393,681	—	393,681	—
Residential mortgage-backed securities	266,730	—	266,730	—
Commercial mortgage-backed securities	35,861	—	35,861	—
Other asset-backed securities	30,902	—	30,902	—
Corporate and other securities	378,137	—	378,137	—
Equity securities	97,480	96,802	—	678
Total investment securities	$1,209,757	$96,802	$1,112,277	$678

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2015
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,801	$—	$1,801	$—
Obligations of states and political subdivisions	397,922	—	397,922	—
Residential mortgage-backed securities	241,456	—	241,456	—
Commercial mortgage-backed securities	28,663	—	28,663	—
Other asset-backed securities	23,931	—	23,931	—
Corporate and other securities	387,864	—	387,864	—
Equity securities	91,107	90,560	—	547
Total investment securities	$1,172,744	$90,560	$1,081,637	$547

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2016 and 2015.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$547	505	$547	$505
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	131	42	131	42
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$678	$547	$678	$547
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of Level 3 during 2016 and 2015. The Company held one Level 3 security at June 30, 2016 and June 30, 2015.

As of June 30, 2016 and December 31, 2015, there were approximately $19,481 and $19,097 in a real estate investment trust (“REIT”).  The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient.  The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed.  The fair value was determined using the trust’s net asset value obtained from its audited financial statements.  The Company is required to submit a request 45 days before a quarter end to dispose of the security.

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

	Six Months Ended June 30,
	2016	2015
Reserves for losses and LAE at beginning of year	$553,977	$482,012
Less receivable from reinsurers related to unpaid losses and LAE	(68,261)	(61,245)
Net reserves for losses and LAE at beginning of year	485,716	420,767
Incurred losses and LAE, related to:
Current year	262,990	367,361
Prior years	(21,867)	(12,011)
Total incurred losses and LAE	241,123	355,350
Paid losses and LAE related to:
Current year	138,530	214,397
Prior years	122,270	88,681
Total paid losses and LAE	260,800	303,078
Net reserves for losses and LAE at end of period	466,039	473,039
Plus receivable from reinsurers related to unpaid losses and LAE	78,043	87,396
Reserves for losses and LAE at end of period	$544,082	$560,435

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $21,867 and $12,011 for the six months ended June 30, 2016 and 2015, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decreases in prior years reserves during the six months ended June 30, 2016 and 2015, periods are primarily composed of reductions in our retained automobile and retained homeowners reserves.

 The Company's automobile lines of business reserves decreased for the six months ended June 30, 2016 and 2015, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

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

8.  Debt

The Company has a Revolving Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A. (formerly known as RBS Citizens, N.A. (“Citizens Bank”).  The Credit Agreement provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000.  Loans under the credit facility bear interest at the Company’s option at either (i) the LIBOR rate plus 1.25% per annum or (ii) the higher of Citizens Bank prime rate or 0.5% above the federal funds rate plus 1.25% per annum.  Interest only is payable prior to maturity.  The Credit Agreement has a maturity date of August 14, 2018.

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  As of June 30, 2016, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at June 30, 2016 and December 31, 2015.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at June 30, 2016 and 2015.

 Safety Insurance Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities.  At June 30, 2016, the Company has the ability to borrow $197,337 using eligible invested assets that would be used as collateral.  The Company has no amounts outstanding from the FHLB-Boston at June 30, 2016 and at December 31, 2015.

9.  Income Taxes

Federal income tax expense for the six months ended June 30, 2016 and 2015 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.  The effective rate in 2016 was lower than the statutory rate primarily due to adjustments for tax-exempt investment income. The 2015 effective rate is the result of the expected tax benefit related to net losses incurred by the Company during the year end December 31, 2015, calculated under ASC 740, Income Taxes (ASC 740-270-55), and adjustments for tax-exempt investment income.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the six months ended June 30, 2016, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

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

10.  Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of June 30, 2016, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

               No share purchases were made by the Company under the program during the six months ended June 30, 2016 and 2015.  As of June 30, 2016, the Company has purchased 2,279,570 shares at a cost of $83,835.

11.  Related Party Transactions

 Mr. A. Richard Caputo, Jr., a member of the Company’s Board of Directors and the Chairman of its Investment Committee, is a principal of The Jordan Company, LP (“Jordan”).  In 2012, the Company participated as a lender in two loans made by syndicates of lenders to a portfolio company in which funds managed by Jordan are controlling or a significant investor. The first loan, made to Vantage Specialties, Inc., currently bears interest at a rate of 5.00% per annum and matures in February 2019.  The Company’s participation in the loan was $1,415 and $1,405 at June 30, 2016 and December 31, 2015, respectively. The loan amortizes in equal quarterly installments of 0.25% of the principal amount per quarter. The second loan, made to ARCAS Automotive (formerly known as Sequa Auto), was disposed of in 2015.  The Company made the loans on the same terms as the other lenders participating in the syndicate.  The loans were subject to the approval of the Company’s full Investment Committee.

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

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.  During the six months ended June 30, 2016 and 2015, we wrote $12,230 and $10,500, respectively, in direct written premiums in New Hampshire.

On February 9, 2015, the Insurance Subsidiaries each received a license to begin writing our property and casualty insurance products in the state of Maine.  We began writing new business in Maine in 2016.

Recent Trends and Events

For the quarter ended June 30, 2016, loss and loss adjustment expense incurred decreased by $31,882, or 21.7%, to $115,144 from $147,026 for the comparable 2015 period. The decrease is primarily due to the winter snowfall catastrophe losses experienced in 2015.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2016 and 2015. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
New Hampshire Homeowner	December 1, 2016	4.4%
New Hampshire Private Passenger Automobile	December 1, 2016	4.1%
Massachusetts Private Passenger Automobile	July 15, 2016	5.8%
Massachusetts Commercial Automobile	March 15, 2016	5.5%
Massachusetts Homeowner	November 1, 2015	9.1%
New Hampshire Private Passenger Automobile	November 1, 2015	5.0%
New Hampshire Homeowner	November 1, 2015	7.9%
New Hampshire Commercial Auto	August 1, 2015	7.9%
Massachusetts Private Passenger Automobile	June 1, 2015	3.8%
Massachusetts Commercial Automobile	February 1, 2015	3.5%

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

CAR runs a reinsurance pool for ceded commercial automobile policies through a Limited Servicing Carrier Program ("LSC"). CAR has approved Safety and three other servicing carriers to process ceded commercial automobile insurance.  Approximately $140,000 of ceded premium is spread equitably among the four servicing carriers under a five year term ending December 31, 2016.  CAR has reappointed Safety for an additional five year term ending December 31, 2021. Subject to the Commissioner's review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level.  This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the "Taxi/Limo Program").  CAR approved Safety as one of the two servicing carriers for a five year term for this program ending December 31, 2016.  CAR has reappointed Safety for an additional five year term ending December 31, 2021.  Approximately $10,000 of ceded premium was spread equitably between the two servicing carriers.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
GAAP ratios:
Loss ratio	61.4%	80.6%	64.6%	97.4%
Expense ratio	30.7	28.6	30.4	28.6
Combined ratio	92.1%	109.2%	95.0%	126.0%

Share-Based Compensation

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At June 30, 2016, there were 279,067 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of share based awards granted under the Incentive Plan during the six months ended June 30, 2016 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share		Vesting Terms
RS	February 23, 2016	4,000	$56.07	(1)	No vesting period (3)
RS	March 31, 2016	1,000	$57.06	(1)	No vesting period (3)
RS - Service	February 23, 2016	24,479	$56.07	(1)	3 years, 30%-30%-40%
RS - Service	February 23, 2016	17,077	$56.07	(1)	5 years, 20% annually (5)
RS - Performance	February 23, 2016	34,626	$60.72	(2)	3 years, cliff vesting (4)
RS - Performance	April 1, 2016	10,000	$61.38	(2)	3 years, cliff vesting (4)

(1)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.
(2)	The fair value per share of the restricted stock grant is equal to the performance-based restricted stock award calculation.
(3)	Board of Director members must maintain stock ownership equal to at least four times their annual retainer. This requirement must be met within five years of becoming a director.
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

At June 30, 2016, our total expected reinsurance recovery from reinsurers under our catastrophe reinsurance program related to the 2015 snow event is $67,934.  Amounts recoverable from reinsurers are billed to the reinsurer as claims are paid by the Company.  At June 30, 2016, the reinsurance recoverable on paid and unpaid loss and loss adjustment expense related to the 2015 snow event is $33,353.

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

We also had $66,959 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

Effects of Inflation

 We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Results of Operations

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct written premiums	$221,359	$213,246	$417,311	$407,979
Net written premiums	$207,906	$204,177	$393,558	$389,467
Net earned premiums	$187,393	$182,447	$373,047	$365,011
Net investment income	9,641	10,317	19,268	20,874
Earnings from partnership investments	1,409	577	2,287	577
Net realized gains (losses) on investments	360	(173)	37	238
Net impairment losses on investments (a)	(137)	—	(429)	—
Finance and other service income	4,284	4,434	8,569	8,941
Total revenue	202,950	197,602	402,779	395,641
Loss and loss adjustment expenses	115,144	147,026	241,123	355,350
Underwriting, operating and related expenses	57,513	52,198	113,470	104,295
Interest expense	23	23	45	45
Total expenses	172,680	199,247	354,638	459,690
Income (loss) before income taxes	30,270	(1,645)	48,141	(64,049)
Income tax expense (credit)	8,905	(592)	14,106	(27,925)
Net income (loss)	$21,365	$(1,053)	$34,035	$(36,124)
Earnings (loss) per weighted average common share:
Basic	$1.42	$(0.07)	$2.26	$(2.43)
Diluted	$1.41	$(0.07)	$2.25	$2.43
Cash dividends paid per common share	$0.70	$0.70	$1.40	$1.40

Direct Written Premiums.  Direct written premiums for the quarter ended June 30, 2016 increased by $8,113, or 3.8%, to $221,359 from $213,246 for the comparable 2015 period. Direct written premiums for the six months ended June 30, 2016 increased by $9,332, or 2.3%, to $417,311 from $407,979 for the comparable 2015 period. The 2016 increase occurred primarily in our homeowners and commercial automobile lines of business, which experienced increases in average written premium per exposure of 8.4% and 7.4%, respectively.

Net Written Premiums.  Net written premiums for the quarter ended June 30, 2016 increased by $3,729, or 1.8%, to $207,906 from $204,177 for the comparable 2015 period. Net written premiums for the six months ended  June 30, 2016 increased by $4,091, or 1.1%, to $393,558 from $389,467 for the comparable 2015 period.

Net Earned Premiums.  Net earned premiums for the quarter ended June 30, 2016 increased by $4,946, or 2.7%, to $187,393 from $182,447 for the comparable 2015 period.  Net earned premiums for the six months ended June 30, 2016 increased by $8,036, or 2.2%, to $373,047 from $365,011 for the comparable 2015 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Written Premiums
Direct	$221,359	$213,246	$417,311	$407,979
Assumed	8,414	6,640	15,554	13,932
Ceded	(21,867)	(15,709)	(39,307)	(32,444)
Net written premiums	$207,906	$204,177	$393,558	$389,467

Earned Premiums
Direct	$197,090	$192,574	$391,385	$383,285
Assumed	7,631	5,762	15,306	12,600
Ceded	(17,328)	(15,889)	(33,644)	(30,874)
Net earned premiums	$187,393	$182,447	$373,047	$365,011

Net Investment Income.  Net investment income for the quarter ended June 30, 2016 decreased by $676, or 6.6%, to $9,641 from $10,317 for the comparable 2015 period.  Net investment income for the six months ended June 30, 2016 decreased by $1,606, or 7.7%, to $19,268 from $20,874 for the comparable 2015 period. The decrease is a result of changes in the average invested asset balance as a result of investment proceeds used in the payment of claims resulting from the 2015 winter events.   Net effective annualized yield on the investment portfolio was 3.2% for both the quarter and the six months ended June 30, 2016. The investment portfolio’s duration was 4.0 years at June 30, 2016 compared to 4.1 years at December 31, 2015.

 Earnings from Partnership Investments. Earnings from partnership investments was $1,409 for the quarter ended June 30, 2016 compared to earnings from partnership investment of $577 for the comparable 2015 period. Earnings from partnership investments was $2,287 for the six months ended June 30, 2016 compared to $577 for the comparable 2015 period.

            Net Realized Gains (Losses) on Investments.  Net realized gains on investments was $360 for the quarter ended June 30, 2016 compared to net realized losses of $173 for the comparable 2015 period. Net realized gains on investments was $37 for the six months ended June 30, 2016 compared to net realized gains of $238 for the comparable 2015 period.

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of June 30, 2016
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$6,875	$91	$—	$—	$6,966
Obligations of states and political subdivisions	365,367	28,489	(175)	—	393,681
Residential mortgage-backed securities (1)	258,996	7,809	(75)	—	266,730
Commercial mortgage-backed securities	34,623	1,250	(12)	—	35,861
Other asset-backed securities	30,551	351	—	—	30,902
Corporate and other securities	372,394	9,935	(4,192)	—	378,137
Subtotal, fixed maturity securities	1,068,806	47,925	(4,454)	—	1,112,277
Equity securities (2)	103,898	16,874	(3,811)	—	116,961
Other invested assets (5)	19,304	—	—	—	19,304
Totals	$1,192,008	$64,799	$(8,265)	$—	$1,248,542

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities include interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 259 securities in an unrealized loss position at June 30, 2016.
(4)	Amounts in this column represent other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of June 30, 2016
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$273,764	24.7%
Aaa/Aa	389,602	35.0
A	211,835	19.0
Baa	105,560	9.5
Ba	48,675	4.4
B	65,867	5.9
Caa	8,264	0.7
CA	276	-
D	793	0.1
Not rated	7,641	0.7
Total	$1,112,277	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of June 30, 2016, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2016.

	As of June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	14,643	175	—	—	14,643	175
Residential mortgage-backed securities	6,361	37	5,918	38	12,279	75
Commercial mortgage-backed securities	1,597	12	—	—	1,597	12
Other asset-backed securities	—	—	—	—	—	—
Corporate and other securities	34,152	1,001	32,495	3,191	66,647	4,192
Subtotal, fixed maturity securities	56,753	1,225	38,413	3,229	95,166	4,454
Equity securities	8,188	656	18,306	3,155	26,494	3,811
Total temporarily impaired securities	$64,941	$1,881	$56,719	$6,384	$121,660	$8,265

As of June 30, 2016, we held insured investment securities of approximately $9,187, which represented approximately 0.7% of our total investments.  Approximately $4,675 of these securities is pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of June 30, 2016.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of June 30, 2016
			Exposure Net
		Pre-refunded	of Pre-refunded
	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$-	$-	$-
Financial Guaranty Insurance Company	241	241	-
Assured Guaranty Municipal Corporation	-	-	-
National Public Finance Guaranty Corporation	8,946	4,434	4,512
Total	$9,187	$4,675	$4,512

The Moody’s ratings of the Company’s insured investments held at June 30, 2016 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of June 30, 2016 for potential other-than-temporary asset impairments.  The Company held three debt securities at June 30, 2016 with a material (20% or greater) unrealized loss for four or more consecutive quarters.  As a result of our analysis, during the three and six months ended June 30, 2016, the Company recognized OTTI of $137 and $429, respectively, which consisted entirely of credit losses related to fixed maturity securities. There was no OTTI related to fixed maturity securities during the six months ended June 30, 2015.

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

The majority of these unrealized losses recorded on the investment portfolio at June 30, 2016 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

 For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Net Impairment Losses on Investments. Net impairment losses on investments were $137 and $429 for the quarter ended June 30, 2016 and for the six months ended June 30, 2016, respectively.  There were no impairment losses on investments for the six months ended June 30, 2015.

Finance and Other Service Income.  Finance and other service income include revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income decreased by $150, or 3.4%, to $4,284 for the quarter ended June 30, 2016 from $4,434 for the comparable 2015 period. Finance and other service income decreased by $372, or 4.2%, to $8,569 for the six months ended June 30, 2016 from $8,941 for the comparable 2015 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the quarter ended June 30, 2016 decreased by $31,882, or 21.7%, to $115,144 from $147,026 for the comparable 2015 period. Losses and loss adjustment expenses incurred for the six months ended June 30, 2016 decreased by $114,227, or 32.1%, to $241,123 from $355,350 for the comparable 2015 period. These decreases are primarily due to the winter snowfall catastrophe losses experienced in 2015.

Our GAAP loss ratio for the quarter ended June 30, 2016 decreased to 61.4% from 80.6% for the comparable 2015 period.  Our GAAP loss ratio for the six months ended June 30, 2016 decreased to 64.6% from 97.4% for the comparable 2015 period. Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended June 30, 2016 decreased to 53.2% from 72.0% for the comparable 2015 period.  Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2016 decreased to 55.9% from 85.7% for the comparable 2015 period. Total prior year favorable development included in the pre-tax results for the three and six months ended June 30, 2016 was $11,818 and $21,867, respectively. Total prior year favorable development included in the pre-tax results for the quarter and six months ended June 30, 2015 was $7,924 and $12,011, respectively.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the quarter ended June 30, 2016 increased by $5,315, or 10.2%, to $57,513 from $52,198 for the comparable 2015 period. Underwriting, operating and related expenses for the six months ended  June 30, 2016 increased by $9,175, or 8.8%, to $113,470 from $104,295 for the comparable 2015 period. Our GAAP expense ratio for the quarter ended June 30, 2016 increased to 30.7% from 28.6% for the comparable 2015 period. Our GAAP expense ratio for the six months ended June 30, 2016 increased to 30.4% from 28.6% for the comparable 2015 period. The increase in underwriting, operating, and related expenses and the expense ratio is attributable to increases in contingent commissions and bonus compensation.

Interest Expense.  Interest expense was $23 for the quarter ended June 30, 2016 and 2015. Interest expense was $45 for the six months ended June 30, 2016 and 2015. The credit facility commitment fee included in interest expense was $37 for the six months ended June 30, 2016 and 2015.

Income Tax Expense (Credit).  Our effective tax rate was 29.4% and 36.0% for the quarter ended June 30, 2016 and 2015, respectively. Our effective tax rate was 29.3% and 43.6% for the six months ended June 30, 2016 and 2015, respectively. The effective rate in 2016 was lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income.  The effective rate in 2015 is the result of the expected tax benefit related to the net loss of the Company, which is increased by the adjustments for tax-exempt investment income.

 Net Income (Loss).   Net income for the quarter ended June 30, 2016 was $21,365 compared to a net loss of $1,053 for the comparable 2015 period. Net income for the six months ended June 30, 2016 was $34,035 compared to a net loss of $36,124 for the comparable 2016 period. The increase in net income for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was attributable primarily to catastrophic losses related to record snowfalls in 2015.

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

Net cash provided by operating activities was $29,913 during the six months ended 2016. Net cash used for operating activities was $35,439 during the six months ended June 30, 2015. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  The net cash used by operating activities for the six months ended June 30, 2015 was the result of claims paid related to the increase in loss expense due to the significant snowfall totals experienced.  Positive operating cash flows are expected to continue in the future to meet our liquidity requirements.

Net cash used for investing activities was $12,418 during the six months ended June 30, 2016 compared to net cash provided by investing activities of $35,111 during the six months ended June 30, 2015.  Proceeds from maturities, redemptions, calls and sales, of securities were $120,353 during the six months ended June 30, 2016 compared to $156,134 for the comparable prior year period.

Net cash used for financing activities was $20,936 and $20,834 during the six months ended June 30, 2016 and 2015, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2015, the statutory surplus of Safety Insurance was $571,038, and its statutory net loss for 2015 was $12,209.  As a result, a maximum of $57,104 is available in 2016 for such dividends without prior approval of the Commissioner.  As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $533,785 at December 31, 2015. During the six months ended June 30, 2016, Safety Insurance paid dividends to Safety of $19,851.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2016 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 16, 2016	March 1, 2016	March 15, 2016	$0.70	$10,554
May 3, 2016	June 1, 2016	June 15, 2016	$0.70	10,609

On August 3, 2016, our Board approved and declared a dividend of $0.70 per share which will be paid on September 15, 2016 to shareholders of record on September 1, 2016. We plan to continue to declare and pay quarterly cash dividends in 2016, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of June 30, 2016, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of June 30, 2016 and December 31, 2015, the Company had purchased 2,279,570 shares of common stock at a cost of $83,835.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $421,019 to $476,460 as of June 30, 2016.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $466,039 as of June 30, 2016.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2016.

	As of June 30, 2016
Line of Business	Low	Recorded	High
Private passenger automobile	$221,860	$238,333	$238,863
Commercial automobile	65,676	74,052	74,872
Homeowners	70,710	80,748	86,352
All other	62,773	72,906	76,373
Total	$421,019	$466,039	$476,460

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of June 30, 2016.

	As of June 30, 2016
Line of Business	Case	IBNR	Total
Private passenger automobile	$260,922	$(22,952)	$237,970
CAR assumed private passenger auto	108	255	363
Commercial automobile	44,782	10,179	54,961
CAR assumed commercial automobile	9,368	9,723	19,091
Homeowners	62,830	7,394	70,224
FAIR Plan assumed homeowners	4,118	6,406	10,524
All other	37,962	34,944	72,906
Total net reserves for losses and LAE	$420,090	$45,949	$466,039

At June 30, 2016, our total IBNR reserves for our private passenger automobile line of business was comprised of ($43,652) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $20,700 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 50.9% of our total reserves for CAR assumed commercial automobile business as of June 30, 2016, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 60.9% of our total reserves for FAIR Plan assumed homeowners at June 30, 2016, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of June 30, 2016.

	As of June 30, 2016
Line of Business	Retained	Assumed	Net
Private passenger automobile	$237,970
CAR assumed private passenger automobile		$363
Net private passenger automobile			$238,333
Commercial automobile	54,961
CAR assumed commercial automobile		19,091
Net commercial automobile			74,052
Homeowners	70,224
FAIR Plan assumed homeowners		10,524
Net homeowners			80,748
All other	72,906	-	72,906
Total net reserves for losses and LAE	$436,061	$29,978	$466,039

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the six months ended June 30, 2016, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $3,730.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $2,424 effect on net income, or $0.16 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the six months ended June 30, 2016.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A

1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,759)	$(2,380)	$—
Estimated increase in net income	3,094	1,547	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,380)	—	2,380
Estimated increase (decrease) in net income	1,547	—	(1,547)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,380	4,760
Estimated decrease in net income	—	(1,547)	(3,094)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,099)	(550)	—
Estimated increase in net income	714	357	—
No Change in Severity
Estimated (decrease) increase in reserves	(550)	—	550
Estimated increase (decrease) in net income	357	—	(358)
+1 Percent Change in Severity
Estimated increase in reserves	—	550	1,099
Estimated decrease in net income	—	(357)	(714)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,404)	(702)	—
Estimated increase in net income	913	456	—
No Change in Severity
Estimated (decrease) increase in reserves	(702)	—	702
Estimated increase (decrease) in net income	456	—	(456)
+1 Percent Change in Severity
Estimated increase in reserves	—	702	1,404
Estimated decrease in net income	—	(456)	(913)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,458)	(729)	—
Estimated increase in net income	948	474	—
No Change in Severity
Estimated (decrease) increase in reserves	(729)	—	729
Estimated increase (decrease) in net income	474	—	(474)
+1 Percent Change in Severity
Estimated increase in reserves	—	729	1,458
Estimated decrease in net income	—	(474)	(948)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2016.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(4)	$4
Estimated increase (decrease) in net income	2	(2)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(191)	191
Estimated increase (decrease) in net income	124	(124)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(105)	105
Estimated increase (decrease) in net income	68	(68)

Reserve Development Summary

 The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $21,867 and $12,011 during the six months ended June 30, 2016 and 2015, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2016 and 2015.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Six Months Ended June 30,
Accident Year	2016	2015
2006 & prior	$(272)	$(1,002)
2007	(266)	(230)
2008	(1,164)	(386)
2009	(544)	(777)
2010	(1,486)	(2,191)
2011	(2,980)	(2,270)
2012	(4,220)	(4,117)
2013	(7,493)	(2,456)
2014	(3,280)	1,418
2015	(162)	—
All prior years	$(21,867)	$(12,011)

The decreases in prior years’ reserves during the six months ended June 30, 2016 and 2015 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2016 decrease is primarily composed of reductions of $9,015 in our retained private passenger automobile reserves, $2,605 in our retained commercial automobile reserves, $7,382 in our retained homeowners reserves and $2,110 in our retained other lines reserves.  The 2015 decrease is primarily composed of reductions of $6,185 in our retained private passenger automobile reserves, $2,241 in our retained commercial automobile reserves, $3,287 in our retained homeowners reserves and $1,165 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses June 30, 2016.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2006 & prior	$(106)	$(2)	$(40)	$(124)	$(272)
2007	20	-	(188)	(98)	(266)
2008	(738)	(287)	(138)	(1)	(1,164)
2009	(512)	(32)	—	—	(544)
2010	(917)	(174)	(395)	—	(1,486)
2011	(846)	(263)	(1,084)	(787)	(2,980)
2012	(2,066)	(222)	(1,454)	(478)	(4,220)
2013	(1,954)	(1,120)	(3,647)	(772)	(7,493)
2014	(1,489)	(879)	(939)	27	(3,280)
2015	(407)	(41)	163	123	(162)
All prior years	$(9,015)	$(3,020)	$(7,722)	$(2,110)	$(21,867)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the six months ended June 30, 2016 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2006 & prior	$(106)	$(2)	$(40)	$(124)	$(272)
2007	20	-	(188)	(98)	(266)
2008	(738)	(309)	(138)	(1)	(1,186)
2009	(512)	(37)	—	—	(549)
2010	(917)	(153)	(391)	—	(1,461)
2011	(846)	(190)	(1,041)	(787)	(2,864)
2012	(2,066)	(121)	(1,377)	(478)	(4,042)
2013	(1,954)	(1,133)	(3,530)	(772)	(7,389)
2014	(1,489)	(912)	(851)	27	(3,225)
2015	(407)	252	174	123	142
All prior years	$(9,015)	$(2,605)	$(7,382)	$(2,110)	$(21,112)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the six months ended June 30, 2016.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2006 & prior	$—	$—	$—	$—
2007	—	—	—	—
2008	—	22	—	22
2009	—	5	—	5
2010	—	(22)	(4)	(26)
2011	—	(73)	(43)	(116)
2012	—	(101)	(78)	(179)
2013	—	13	(117)	(104)
2014	—	34	(88)	(54)
2015	—	(293)	(10)	(303)
All prior years	$—	$(415)	$(340)	$(755)

Our private passenger automobile line of business prior year reserves decreased by $9,015 for the six months ended June 30, 2016.  The decrease was primarily due to improved retained private passenger results of $5,509 for the accident years 2012 through 2014.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $3,020 for the six months ended June 30, 2016. The decrease was primarily due to improved retained commercial results of $2,045 for the accident years 2013 and 2014.

Our retained homeowners and our retained other lines of business prior year reserves decreased by $7,382 and $2,110 respectively for the six months ended June 30, 2016 due primarily to fewer IBNR claims than previously estimated.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2016
Estimated fair value	$1,148,385	$1,112,277	$1,072,727
Estimated increase (decrease) in fair value	$36,108	$—	$(39,550)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At June 30, 2016, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2016, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30, 2014, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.  No share repurchases were made by the Company during the six months ended June 30, 2016.

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

August 5, 2016	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description
10.1 10.2

Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy as of

April 1, 2016 (2) (3)

Employment Agreement by and between Safety Insurance Group, Inc. and John P. Drago as of April 1, 2016 (2) (3)

11.0	Statement re: Computation of Per Share Earnings (loss) (1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(2)

(1)	Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, earnings (loss) per Weighted Average Common Share.
(2)	Included herein.
(3)	Denotes management contract or compensation plan or arrangement.