Form 10-Q
period 2016-09-30
SAFETY INSURANCE GROUP INC
filed 2016-11-04
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐  No ☒

As of November 1, 2016 there were 15,150,619 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,109,950 and $1,063,971)	$1,152,283	$1,081,637
Equity securities, at fair value (cost: $89,247 and $102,541)	100,621	110,204
Other invested assets	21,622	17,602
Total investments	1,274,526	1,209,443
Cash and cash equivalents	52,277	47,494
Accounts receivable, net of allowance for doubtful accounts	199,655	178,567
Receivable for securities sold	647	260
Accrued investment income	9,602	8,922
Taxes recoverable	—	15,497
Receivable from reinsurers related to paid loss and loss adjustment expenses	34,614	40,972
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	80,632	68,261
Ceded unearned premiums	26,600	23,222
Deferred policy acquisition costs	75,099	68,937
Deferred income taxes	—	4,430
Equity and deposits in pools	28,132	23,558
Other assets	13,789	14,306
Total assets	$1,795,573	$1,703,869

Liabilities
Loss and loss adjustment expense reserves	$552,242	$553,977
Unearned premium reserves	439,732	401,961
Accounts payable and accrued liabilities	54,382	53,722
Payable for securities purchased	6,342	8,607
Payable to reinsurers	30,393	11,547
Deferred income taxes	6,079	—
Taxes payable	421	—
Other liabilities	18,679	29,556
Total liabilities	1,108,270	1,059,370

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,430,189 and 17,373,643 shares issued	174	174
Additional paid-in capital	183,397	179,896
Accumulated other comprehensive income, net of taxes	34,910	16,464
Retained earnings	552,657	531,800
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	687,303	644,499
Total liabilities and shareholders’ equity	$1,795,573	$1,703,869

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net earned premiums	$190,712	$186,582	$563,759	$551,593
Net investment income	8,967	9,950	28,235	30,824
Earnings from partnership investments	802	859	3,089	1,436
Net realized gains (losses) on investments	4,891	(310)	4,928	(72)
Net impairment losses on investments (a)	—	(434)	(429)	(434)
Finance and other service income	4,713	4,623	13,282	13,564
Total revenue	210,085	201,270	612,864	596,911

Losses and loss adjustment expenses	124,961	128,931	366,084	484,281
Underwriting, operating and related expenses	58,406	53,624	171,876	157,919
Interest expense	22	22	67	67
Total expenses	183,389	182,577	538,027	642,267

Income (loss) before income taxes	26,696	18,693	74,837	(45,356)
Income tax expense (credit)	8,099	6,712	22,205	(21,213)
Net income (loss)	$18,597	$11,981	$52,632	$(24,143)

Earnings (loss) per weighted average common share:
Basic	$1.24	$0.80	$3.50	$(1.62)
Diluted	$1.23	$0.80	$3.48	$(1.62)

Cash dividends paid per common share	$0.70	$0.70	$2.10	$2.10

Number of shares used in computing earnings (loss) per share:
Basic	14,960,516	14,880,796	14,941,732	14,861,533
Diluted	15,076,635	14,907,672	15,018,124	14,861,533

(a)	No portion of the other-than-temporary impairments recognized in the period indicated were included in comprehensive income

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$18,597	$11,981	$52,632	$(24,143)

Other comprehensive income, net of tax:
Unrealized holding gains or (losses) during the period, net of income tax expense (benefit) of $723, ($2,489), $11,657 and ($6,105)	1,343	(4,622)	21,649	(11,337)
Reclassification adjustment for losses or gains included in net income, net of income tax (expense) benefit of ($1,712), $109, ($1,725) and $25	(3,179)	202	(3,203)	47
Unrealized (losses) or gains on securities available for sale	(1,836)	(4,420)	18,446	(11,290)

Comprehensive income (loss)	$16,761	$7,561	$71,078	$(35,433)

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2014	$173	$175,583	$28,715	$587,647	$(83,835)	$708,283
Net loss, January 1 to September 30, 2015				(24,143)		(24,143)
Unrealized losses on securities available for sale, net of deferred federal income taxes			(11,290)			(11,290)
Restricted share awards issued	1	246				247
Recognition of employee share-based compensation, net of deferred federal income taxes		2,691				2,691
Exercise of options, net of federal income taxes		196				196
Dividends paid and accrued				(31,542)		(31,542)
Balance at September 30, 2015	$174	$178,716	$17,425	$531,962	$(83,835)	$644,442

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2015	$174	$179,896	$16,464	$531,800	$(83,835)	$644,499
Net income, January 1 to September 30, 2016				52,632		52,632
Unrealized gains on securities available for sale, net of deferred federal income taxes			18,446			18,446
Restricted share awards issued		280				280
Recognition of employee share-based compensation, net of deferred federal income taxes		2,970				2,970
Exercise of options, net of federal income taxes		251				251
Dividends paid and accrued				(31,775)		(31,775)
Balance at September 30, 2016	$174	$183,397	$34,910	$552,657	$(83,835)	$687,303

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$52,632	$(24,143)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization, net	10,974	8,829
Provision (credit) for deferred income taxes	577	(497)
Net realized (gains) losses on investments	(4,928)	72
Net impairment losses on investments	429	434
Earnings from partnership investments	(3,089)	(1,436)
Changes in assets and liabilities:
Accounts receivable	(21,088)	(18,236)
Accrued investment income	(680)	901
Receivable from reinsurers	(6,013)	(48,658)
Ceded unearned premiums	(3,378)	(2,576)
Deferred policy acquisition costs	(6,162)	(5,647)
Taxes recoverable	15,497	(23,929)
Other assets	(3,998)	(5,527)
Loss and loss adjustment expense reserves	(1,735)	71,317
Unearned premium reserves	37,771	34,648
Accounts payable and accrued liabilities	1,033	(23,110)
Payable to reinsurers	18,846	18,627
Other liabilities	(10,877)	8,149
Net cash provided by (used for) operating activities	75,811	(10,782)

Cash flows from investing activities:
Fixed maturities purchased	(210,063)	(157,820)
Equity securities purchased	(18,370)	(23,725)
Other invested assets purchased	(3,525)	(3,434)
Proceeds from sales and paydowns of fixed maturities	77,514	109,346
Proceeds from maturities, redemptions, and calls of fixed maturities	77,995	97,403
Proceed from sales of equity securities	37,486	23,032
Proceeds from other invested assets redeemed	2,656	1,195
Fixed assets purchased	(3,245)	(3,140)
Net cash (used for) provided by investing activities	(39,552)	42,857

Cash flows from financing activities:
Proceeds from stock options exercised	257	193
Excess tax (expense) benefit from stock options exercised	(6)	2
Dividends paid to shareholders	(31,727)	(31,482)
Net cash used for financing activities	(31,476)	(31,287)

Net increase in cash and cash equivalents	4,783	788
Cash and cash equivalents at beginning of year	47,494	42,455
Cash and cash equivalents at end of period	$52,277	$43,243

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

The financial information for the quarter and nine months ended September 30, 2016 and 2015 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods.  The financial information as of December 31, 2015 is derived from the audited financial statements included in the Company's 2015 annual report on Form 10-K filed with the SEC on February 26, 2016.

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

2.  Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 provide guidance on specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The impact of the adoption of ASU 2016-15 to the Company’s financial position and results of operations is currently being evaluated.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which amends the guidance for the impairment of financial instruments and is expected to result in more timely recognition of impairment losses. The update introduces an impairment model referred to as the current expected credit loss (CECL) model. The impairment

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

model is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of the current guidance by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are SEC filers, the amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The impact of the adoption of ASU 2016-13 to the Company’s financial position and results of operations is currently being evaluated.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASC update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement, and be treated as discreet items in the reporting period in which they occur. Additionally, excess tax benefits will be classified with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax withholding purposes will be classified as a financing activity. Awards that are used to settle employee tax liabilities will be allowed to qualify for equity classification for withholdings up to the maximum statutory tax rates in applicable jurisdictions. Regarding forfeitures, a company can make an entity-wide accounting policy election to either continue estimating the number of awards that are expected to vest or account for forfeitures when they occur. The updated guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The impact of the adoption of ASU 2016-01 to the Company’s financial position and results of operations is currently being evaluated.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02”). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The impact of the adoption of ASU 2016-02 to the Company’s financial position and results of operations is currently being evaluated.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in this ASC update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01: (1) requires equity investments (except those accounted for under the equity method or those that result in the consolidation of the investee) to be measured at fair value with changes in the fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (4) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the notes to the financial statements. These amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of the adoption of ASU 2016-01 to the Company’s financial position and results of operations is currently being evaluated.

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

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”).  ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  The reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value.  ASU 2015-07 is effective for fiscal years beginning after December 31, 2015. The Company adopted the updated accounting guidance retrospectively.  The Company adjusted its previously reported financial information included herein to reflect the change in accounting guidance for assets measured using the net asset value.  The impact of adopting the new accounting standard resulted in excluding a real estate investment trust of $19,653 and $19,097 from the fair value level disclosures as of September 30, 2016 and December 31, 2015.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings attributable to common shareholders - basic and diluted:
Net income (loss) from continuing operations	$18,597	$11,981	$52,632	$(24,143)
Allocation of income for participating shares	(119)	(90)	(363)	—
Net income (loss) from continuing operations attributed to common shareholders	$18,478	$11,891	$52,269	$(24,143)
Earnings per share denominator - basis and diluted
Total weighted average common shares outstanding, including participating shares	15,056,646	14,993,162	15,045,375	14,982,697
Less: weighted average participating shares	(96,130)	(112,366)	(103,643)	(121,164)
Basic earnings per share denominator	14,960,516	14,880,796	14,941,732	14,861,533
Common equivalent shares- stock options	—	1,292	179	—	(1)
Common equivalent shares- non-vested performance stock grants	116,119	25,584	76,213	—	(2)
Diluted earnings per share denominator	15,076,635	14,907,672	15,018,124	14,861,533

Basic earnings (loss) per share	$1.24	$0.80	$3.50	$(1.62)
Diluted earnings (loss) per share	$1.23	$0.80	$3.48	$(1.62)

Undistributed earnings (loss) attributable to common shareholders - basic and diluted:
Net income (loss) from continuing operations attributable to common shareholders -Basic	$1.24	$0.80	$3.50	$(1.62)
Dividends declared	(0.70)	(0.70)	(2.10)	(2.10)
Undistributed earnings (loss)	$0.54	$0.10	$1.40	$(3.72)

Net income (loss) from continuing operations attributable to common shareholders -Diluted	$1.23	$0.80	$3.48	$(1.62)
Dividends declared	(0.70)	(0.70)	(2.10)	(2.10)
Undistributed earnings (loss)	$0.53	$0.10	$1.38	$(3.72)

(1)	Excludes 1,735 of common equivalent shares related to stock options because their inclusion would be anti dilutive due to the net loss of the Company.
(2)	Excludes 55,912 of common equivalent shares related to non-vested performance stock grants because their inclusion would be anti dilutive due to the net loss of the Company.

 Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive shares related to non vested performance stock grants for the three months ended September 30, 2016. There were 36 anti-dilutive shares related to non vested performance stock grants for the nine months ended September 30, 2016, respectively.

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

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove "share recycling" plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At September 30, 2016, there were 279,142 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

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

The following table summarizes stock option activity under the Incentive Plan for the nine months ended September 30, 2016.

			Weighted
	Shares	Weighted	Average	Aggregate
	Under	Average	Remaining	Intrinsic
	Option	Exercise Price	Contractual Term	Value
Outstanding at beginning of year	6,200	$42.85
Exercised	(6,000)	$42.85
Forfeitures	(200)	$42.85
Outstanding at end of period	—	$—	none	$—
Exercisable at end of period	—	$—	none	$—

As of September 30, 2016, all stock option awards have expired and all compensation expense related to stock option awards has been recognized. The total intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was $85 and $95, respectively.  Cash received from stock options exercised was $257 and $193 for the nine months ended September 30, 2016 and 2015, respectively.

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

The following table summarizes restricted stock activity under the Incentive Plan during the nine months ended September 30, 2016, assuming a target payout for the 2016 performance-based shares.

	Shares	Weighted	Performance-based	Weighted
	Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	112,024	$54.44	99,101	$55.55
Granted	46,556	56.09	44,626	61.07
Vested and unrestricted	(56,279)	53.43	(15,289)	47.42
Forfeited	(6,808)	50.02	(33,828)	52.07
Outstanding at end of period	95,493	$55.86	94,610	$57.60

 As of September 30, 2016, there was $7,465 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.4 years.  The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2016 and 2015 was $3,732 and $2,897, respectively.  For the nine months ended September 30, 2016 and 2015, the Company recorded compensation expense related to restricted stock of $2,048 and $1,710, net of income tax benefits of $1,103 and $921, respectively.

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

	As of September 30, 2016
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,805	$5	$(1)	$—	$1,809
Obligations of states and political subdivisions	380,147	25,026	(301)	—	404,872
Residential mortgage-backed securities (1)	249,186	7,154	(156)	—	256,184
Commercial mortgage-backed securities	31,526	1,184	—	—	32,710
Other asset-backed securities	53,848	359	—	—	54,207
Corporate and other securities	393,438	11,630	(2,567)	—	402,501
Subtotal, fixed maturity securities	1,109,950	45,358	(3,025)	—	1,152,283
Equity securities (2)	89,247	13,621	(2,247)	—	100,621
Other invested assets (5)	21,622	—	—	—	21,622
Totals	$1,220,819	$58,979	$(5,272)	$—	$1,274,526

	As of December 31, 2015
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,805	$—	$(4)	$—	$1,801
Obligations of states and political subdivisions	377,188	21,160	(426)	—	397,922
Residential mortgage-backed securities (1)	237,896	5,188	(1,628)	—	241,456
Commercial mortgage-backed securities	28,851	30	(218)	—	28,663
Other asset-backed securities	24,037	39	(145)	—	23,931
Corporate and other securities	394,194	4,191	(10,521)	—	387,864
Subtotal, fixed maturity securities	1,063,971	30,608	(12,942)	—	1,081,637
Equity securities (2)	102,541	13,498	(5,835)	—	110,204
Other invested assets (5)	17,602	—	—	—	17,602
Totals	$1,184,114	$44,106	$(18,777)	$—	$1,209,443

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities included interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 204 and 514 securities in an unrealized loss position at September 30, 2016 and December 31, 2015, respectively.
(4)	Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

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

	As of September 30, 2016
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$37,219	$37,560
Due after one year through five years	395,168	411,320
Due after five years through ten years	308,632	324,502
Due after ten years through twenty years	30,786	31,878
Due after twenty years	3,585	3,922
Asset-backed securities	334,560	343,101
Totals	$1,109,950	$1,152,283

The gross realized losses and gains on sales of investments were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross realized gains
Fixed maturity securities	$429	$81	$653	$346
Equity securities	5,031	1,022	6,142	2,465
Gross realized losses
Fixed maturity securities	—	(1,302)	(991)	(2,520)
Equity securities	(569)	(111)	(876)	(363)
Net realized gains (losses) on investments	$4,891	$(310)	$4,928	$(72)

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

The following tables as of September 30, 2016 and December 31, 2015 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2016
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,001	$1	$—	$—	$1,001	$1
Obligations of states and political subdivisions	26,437	301	—	—	26,437	301
Residential mortgage-backed securities	23,640	111	4,204	45	27,844	156
Commercial mortgage-backed securities	—	—	—	—	—	—
Other asset-backed securities	—	—	—	—	—	—
Corporate and other securities	37,332	1,907	11,747	660	49,079	2,567
Subtotal, fixed maturity securities	88,410	2,320	15,951	705	104,361	3,025
Equity securities	6,381	265	15,052	1,982	21,433	2,247
Total temporarily impaired securities	$94,791	$2,585	$31,003	$2,687	$125,794	$5,272

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

The unrealized losses in the Company’s fixed income and equity portfolio as of September 30, 2016 were reviewed for potential other-than-temporary asset impairments.  The Company held three debt securities at September 30, 2016 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment assessment. As a result of our analysis, during the three months ended September 30, 2016, the Company recognized no OTTI.  During the nine months ended September 30, 2016, the Company recognized OTTI of $429, which consisted entirely of credit losses related to fixed maturity securities.  During both the three and nine months ended September 30, 2015, the Company recognized OTTI of $434, which consisted entirely of credit losses related to fixed maturity securities.

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

The qualitative analysis performed by the Company concluded that outside of the securities that were recognized through OTTI, the unrealized losses recorded on the investment portfolio at September 30, 2016 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the credit loss recognized in earnings related to fixed maturity securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Credit losses on fixed maturity securities, beginning of period	$1,055	$-	$796	$-
Add: credit losses on OTTI not previously recognized	-	434	429	434
Less: credit losses on securities sold	-	-	(170)	-
Less: credit losses on securities impaired due to intent to sell	-	-	-	-
Add: credit losses on previously impaired securities	-	-	-	-
Less: increases in cash flows expected on previously impaired securities	-	-	-	-
Credit losses on fixed maturity securities, end of period	$1,055	$434	$1,055	$434

At September 30, 2016 and December 31, 2015, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest on fixed maturity securities	$8,716	$9,663	$27,245	$29,820
Dividends on equity securities	652	733	2,212	2,155
Equity in earnings of other invested assets	245	194	661	785
Interest on other assets	16	18	48	58
Interest on cash and cash equivalents	—	1	43	3
Total investment income	9,629	10,609	30,209	32,821
Investment expenses	662	659	1,974	1,997
Net investment income	$8,967	$9,950	$28,235	$30,824

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

Fair values for the Company’s fixed maturity securities are based on prices provided by its custodian bank and its investment managers.  Both the Company’s custodian bank and investment managers use a variety of independent, nationally recognized pricing services to determine market valuations.  If the pricing service cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers.  A minimum of two quoted prices is obtained for the majority of the Company’s available-for-sale fixed maturity securities in its investment portfolio.  The Company uses a third-party pricing service as its primary provider of quoted prices from third-party pricing services and broker-dealers.  To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from the Company’s custodian or investment managers.  An examination of the pricing data is then performed for each security.  If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from the Company’s custodian bank is used in the financial statements for the security.  If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, the Company obtains a quote from an alternative source, if possible, and documents and resolves any differences between the pricing sources.  In addition, the Company may request that its investment managers and its traders provide input as to which vendor is providing prices that its traders believe are reflective of fair value for the security.  Following this process, the Company may decide to value the security in its financial statements using the secondary or alternative source if it believes that pricing is more reflective of the security’s value than the primary pricing provided by its custodian bank.  The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs.  Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

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

In order to ensure the fair value determination is representative of an exit price (consistent with ASC 820), the Company’s procedures for validating quotes or prices obtained from third parties include, but are not limited to, obtaining a minimum of two price quotes for each fixed maturity security if possible, as discussed above, the periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date, and the periodic review of reports provided by its external investment manager regarding those securities with ratings changes and securities placed on its “Watch List.” In addition, valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company’s external investment manager, whose investment professionals are familiar with the securities being priced and the markets in which they trade, to ensure the fair value determination is representative of an exit price (consistent with ASC 820).

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.  With the exception of the FHLB-Boston security, which are categorized as a Level 3 security, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2016. There were no significant changes to the valuation process during the nine months ended September 30, 2016. As of September 30, 2016 and December 31, 2015, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At September 30, 2016 and December 31, 2015, investments in fixed maturities and equity securities classified as available-for-sale had a fair value which equaled carrying value of $1,252,904 and $1,191,841, respectively.  We have no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

	As of September 30, 2016
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,809	$—	$1,809	$—
Obligations of states and political subdivisions	404,872	—	404,872	—
Residential mortgage-backed securities	256,184	—	256,184	—
Commercial mortgage-backed securities	32,710	—	32,710	—
Other asset-backed securities	54,207	—	54,207	—
Corporate and other securities	402,501	—	402,501	—
Equity securities	80,968	80,290	—	678
Total investment securities	$1,233,251	$80,290	$1,152,283	$678

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2015
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,801	$—	$1,801	$—
Obligations of states and political subdivisions	397,922	—	397,922	—
Residential mortgage-backed securities	241,456	—	241,456	—
Commercial mortgage-backed securities	28,663	—	28,663	—
Other asset-backed securities	23,931	—	23,931	—
Corporate and other securities	387,864	—	387,864	—
Equity securities	91,107	90,560	—	547
Total investment securities	$1,172,744	$90,560	$1,081,637	$547

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2016 and 2015.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$678	547	$547	$505
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	—	—	131	42
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$678	$547	$678	$547
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of Level 3 during 2016 and 2015. The Company held one Level 3 security at September 30, 2016 and September 30, 2015.

As of September 30, 2016 and December 31, 2015, there were approximately $19,653 and $19,097 in a real estate investment trust (“REIT”).  The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient.  The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed.  The fair value was determined using the trust’s net asset value obtained from its audited financial statements.  The Company is required to submit a request 45 days before a quarter end to dispose of the security.

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

	Nine Months Ended September 30,
	2016	2015
Reserves for losses and LAE at beginning of year	$553,977	$482,012
Less receivable from reinsurers related to unpaid losses and LAE	(68,261)	(61,245)
Net reserves for losses and LAE at beginning of year	485,716	420,767
Incurred losses and LAE, related to:
Current year	399,685	504,073
Prior years	(33,601)	(19,792)
Total incurred losses and LAE	366,084	484,281
Paid losses and LAE related to:
Current year	229,081	310,803
Prior years	151,109	114,994
Total paid losses and LAE	380,190	425,797
Net reserves for losses and LAE at end of period	471,610	479,251
Plus receivable from reinsurers related to unpaid losses and LAE	80,632	74,078
Reserves for losses and LAE at end of period	$552,242	$553,329

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $33,601 and $19,792 for the nine months ended September 30, 2016 and 2015, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decreases in prior years reserves during the nine months ended September 30, 2016 and 2015, periods are primarily composed of reductions in our retained automobile and retained homeowners reserves.

 The Company's automobile lines of business reserves decreased for the nine months ended September 30, 2016 and 2015, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  As of September 30, 2016, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at September 30, 2016 and December 31, 2015.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at September 30, 2016 and 2015.

 Safety Insurance Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities.  At September 30, 2016, the Company has the ability to borrow $185,412 using eligible invested assets that would be used as collateral.  The Company has no amounts outstanding from the FHLB-Boston at September 30, 2016 and at December 31, 2015.

9.  Income Taxes

Federal income tax expense for the nine months ended September 30, 2016 and 2015 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.  The effective rate in 2016 was lower than the statutory rate primarily due to effects of tax-exempt investment income. The 2015 effective rate is the result of the expected tax benefit related to net losses incurred by the Company during the year end December 31, 2015, calculated under ASC 740, Income Taxes (ASC 740-270-55), and adjustments for tax-exempt investment income.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the nine months ended September 30, 2016, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

 The Company’s U.S. federal tax return for the year ended December 31, 2011 was examined by the IRS with no findings.  In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised. Tax years prior to 2013 are closed.

10.  Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30, 2016, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

               No share purchases were made by the Company under the program during the nine months ended September 30, 2016 and 2015.  As of September 30, 2016, the Company has purchased 2,279,570 shares at a cost of $83,835.

11.  Related Party Transactions

 Mr. A. Richard Caputo, Jr., a member of the Company’s Board of Directors and the Chairman of its Investment Committee, is a principal of The Jordan Company, LP (“Jordan”).  In 2012, the Company participated as a lender in two loans made by syndicates of lenders to a portfolio company in which funds managed by Jordan are controlling or a significant investor. The first loan, made to Vantage Specialties, Inc., was disposed of in 2016.  The Company’s participation in the loan was $1,405 at December 31, 2015.  The second loan, made to ARCAS Automotive (formerly known as Sequa Auto), was disposed of in 2015.  The Company made the loans on the same terms as the other lenders participating in the syndicate.  The loans were subject to the approval of the Company’s full Investment Committee.

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

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.  During the nine months ended September 30, 2016 and 2015, we wrote $19,476 and $16,861, respectively, in direct written premiums in New Hampshire.

On February 9, 2015, the Insurance Subsidiaries each received a license to begin writing our property and casualty insurance products in the state of Maine.  We began writing new business in Maine in 2016.

Recent Trends and Events

For the quarter ended September 30, 2016, loss and loss adjustment expense incurred decreased by $3,970, or 3.1%, to $124,961 from $128,931 for the comparable 2015 period. The decrease is primarily due to hail storm losses experienced in the quarter ending September 30, 2015.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2016 and 2015. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
New Hampshire Homeowner	December 1, 2016	4.4%
New Hampshire Private Passenger Automobile	December 1, 2016	4.1%
Massachusetts Homeowner	November 1, 2016	3.6%
Massachusetts Private Passenger Automobile	July 15, 2016	5.8%
Massachusetts Commercial Automobile	March 15, 2016	5.5%
Massachusetts Homeowner	November 1, 2015	9.1%
New Hampshire Private Passenger Automobile	November 1, 2015	5.0%
New Hampshire Homeowner	November 1, 2015	7.9%
New Hampshire Commercial Auto	August 1, 2015	7.9%
Massachusetts Private Passenger Automobile	June 1, 2015	3.8%
Massachusetts Commercial Automobile	February 1, 2015	3.5%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
GAAP ratios:
Loss ratio	65.5%	69.1%	64.9%	87.8%
Expense ratio	30.6	28.7	30.5	28.6
Combined ratio	96.1%	97.8%	95.4%	116.4%

Share-Based Compensation

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At September 30, 2016, there were 279,142 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of share based awards granted under the Incentive Plan during the nine months ended September 30, 2016 is as follows:

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

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  The FAIR Plan buys reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2016, the FAIR Plan purchased $1,600,000 of catastrophe reinsurance for property losses with retention of $100,000.

At September 30, 2016, our total expected reinsurance recovery from reinsurers under our catastrophe reinsurance program related to the 2015 snow event is $67,934.  Amounts recoverable from reinsurers are billed to the reinsurer as claims are paid by the Company.  At September 30, 2016, the reinsurance recoverable on paid and unpaid loss and loss adjustment expense related to the 2015 snow event is $32,335.

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

We also had $69,764 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

Effects of Inflation

 We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Results of Operations

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended

September 30, 2015

The following table shows certain of our selected financial results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct written premiums	$213,197	$204,381	$630,508	$612,360
Net written premiums	$204,594	$194,200	$598,152	$583,667
Net earned premiums	$190,712	$186,582	$563,759	$551,593
Net investment income	8,967	9,950	28,235	30,824
Earnings from partnership investments	802	859	3,089	1,436
Net realized gains (losses) on investments	4,891	(310)	4,928	(72)
Net impairment losses on investments (a)	—	(434)	(429)	(434)
Finance and other service income	4,713	4,623	13,282	13,564
Total revenue	210,085	201,270	612,864	596,911
Loss and loss adjustment expenses	124,961	128,931	366,084	484,281
Underwriting, operating and related expenses	58,406	53,624	171,876	157,919
Interest expense	22	22	67	67
Total expenses	183,389	182,577	538,027	642,267
Income (loss) before income taxes	26,696	18,693	74,837	(45,356)
Income tax expense (credit)	8,099	6,712	22,205	(21,213)
Net income (loss)	$18,597	$11,981	$52,632	$(24,143)
Earnings (loss) per weighted average common share:
Basic	$1.24	$0.80	$3.50	$(1.62)
Diluted	$1.23	$0.80	$3.48	$(1.62)
Cash dividends paid per common share	$0.70	$0.70	$2.10	$2.10

Direct Written Premiums.  Direct written premiums for the quarter ended September 30, 2016 increased by $8,816, or 4.3%, to $213,197 from $204,381 for the comparable 2015 period. Direct written premiums for the nine months ended September 30, 2016 increased by $18,148, or 3.0%, to $630,508 from $612,360 for the comparable 2015 period. The 2016 increase occurred primarily in our homeowners and commercial automobile lines of business, which experienced increases in average written premium per exposure of 8.0% and 7.0%, respectively.  Our private passenger automobile line of business has also experienced an increase of 2.7% in average written premium per exposure.

Net Written Premiums.  Net written premiums for the quarter ended September 30, 2016 increased by $10,394, or 5.4%, to $204,594 from $194,200 for the comparable 2015 period. Net written premiums for the nine months ended September 30, 2016 increased by $14,485, or 2.5%, to $598,152 from $583,667 for the comparable 2015 period.

Net Earned Premiums.  Net earned premiums for the quarter ended September 30, 2016 increased by $4,130, or 2.2%, to $190,712 from $186,582 for the comparable 2015 period.  Net earned premiums for the nine months ended September 30, 2016 increased by $12,166, or 2.2%, to $563,759 from $551,593 for the comparable 2015 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Written Premiums
Direct	$213,197	$204,381	$630,508	$612,360
Assumed	7,120	7,205	22,674	21,137
Ceded	(15,723)	(17,386)	(55,030)	(49,830)
Net written premiums	$204,594	$194,200	$598,152	$583,667

Earned Premiums
Direct	$201,818	$196,533	$593,203	$579,818
Assumed	6,901	6,430	22,207	19,030
Ceded	(18,007)	(16,381)	(51,651)	(47,255)
Net earned premiums	$190,712	$186,582	$563,759	$551,593

Net Investment Income.  Net investment income for the quarter ended September 30, 2016 decreased by $983, or 9.9%, to $8,967 from $9,950 for the comparable 2015 period.  Net investment income for the nine months ended September 30, 2016 decreased by $2,589, or 8.4%, to $28,235 from $30,824 for the comparable 2015 period. The decrease is a result of changes in the average invested asset balance as a result of investment proceeds used in the payment of claims resulting from the 2015 winter events and increases in fixed maturity amortization.   Net effective annualized yield on the investment portfolio was 3.1% for the nine months ended September 30, 2016 compared to 3.4% for the September 30, 2015. The investment portfolio’s duration was 4.0 years at September 30, 2016 compared to 4.1 years at December 31, 2015.

 Earnings from Partnership Investments. Earnings from partnership investments was $802 and $859 for the quarter ended September 30, 2016 and 2015 respectively. Earnings from partnership investments was $3,089 and $1,436 for the nine months ended September 30, 2016 and 2015, respectively.

           Net Realized Gains (Losses) on Investments.  Net realized gains on investments was $4,891 for the quarter ended September 30, 2016 compared to net realized losses of $310 for the comparable 2015 period. Net realized gains on investments was $4,928 for the nine months ended September 30, 2016 compared to net realized losses of $72 for the comparable 2015 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of September 30, 2016
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,805	$5	$(1)	$—	$1,809
Obligations of states and political subdivisions	380,147	25,026	(301)	—	404,872
Residential mortgage-backed securities (1)	249,186	7,154	(156)	—	256,184
Commercial mortgage-backed securities	31,526	1,184	—	—	32,710
Other asset-backed securities	53,848	359	—	—	54,207
Corporate and other securities	393,438	11,630	(2,567)	—	402,501
Subtotal, fixed maturity securities	1,109,950	45,358	(3,025)	—	1,152,283
Equity securities (2)	89,247	13,621	(2,247)	—	100,621
Other invested assets (5)	21,622	—	—	—	21,622
Totals	$1,220,819	$58,979	$(5,272)	$—	$1,274,526

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities include interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 204 securities in an unrealized loss position at September 30, 2016.
(4)	Amounts in this column represent other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of September 30, 2016
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$256,251	22.3%
Aaa/Aa	385,193	33.4
A	238,335	20.7
Baa	125,863	10.9
Ba	46,498	4.0
B	72,223	6.3
Caa	10,492	0.9
CA	306	-
D	842	0.1
Not rated	16,280	1.4
Total	$1,152,283	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of September 30, 2016, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2016.

	As of September 30, 2016
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,001	$1	$—	$—	$1,001	$1
Obligations of states and political subdivisions	26,437	301	—	—	26,437	301
Residential mortgage-backed securities	23,640	111	4,204	45	27,844	156
Commercial mortgage-backed securities	—	—	—	—	—	—
Other asset-backed securities	—	—	—	—	—	—
Corporate and other securities	37,332	1,907	11,747	660	49,079	2,567
Subtotal, fixed maturity securities	88,410	2,320	15,951	705	104,361	3,025
Equity securities	6,381	265	15,052	1,982	21,433	2,247
Total temporarily impaired securities	$94,791	$2,585	$31,003	$2,687	$125,794	$5,272

As of September 30, 2016, we held insured investment securities of approximately $7,945, which represented approximately 0.6% of our total investments.  Approximately $3,364 of these securities is pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of September 30, 2016.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of September 30, 2016
			Exposure Net
		Pre-refunded	of Pre-refunded
	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$-	$-	$-
Financial Guaranty Insurance Company	237	237	-
Assured Guaranty Municipal Corporation	-	-	-
National Public Finance Guaranty Corporation	7,708	3,127	4,581
Total	$7,945	$3,364	$4,581

The Moody’s ratings of the Company’s insured investments held at September 30, 2016 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of September 30, 2016 for potential other-than-temporary asset impairments. The Company held three debt securities at September 30, 2016 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment assessment.  As a result of our analysis, during the three months ended September 30, 2016, the Company recognized no OTTI. During the nine months ended September 30, 2016, the Company recognized OTTI of $429, which consisted entirely of credit losses related to fixed maturity securities.  During both the three and nine months ended September 30, 2015, the Company recognized OTTI of $434, which consisted entirely of credit losses related to fixed maturity securities.

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

The majority of these unrealized losses recorded on the investment portfolio at September 30, 2016 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

 For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Net Impairment Losses on Investments. There were no impairment losses on investments for the quarter ended September 30, 2016.  Net impairment losses on investments were $434 for the quarter ended September 30, 2015. Net impairment losses on investments were $429 and $434 for the nine months ended September 30, 2016 and 2015, respectively.

Finance and Other Service Income.  Finance and other service income include revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income for the quarter ended September 30, 2016 increased by $90, or 1.9%, to $4,713 from $4,623 for the comparable 2015 period. Finance and other service income for the nine months ended September 30, 2016 decreased by $282, or 2.1% to $13,282 from $13,564 for the comparable 2015 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the quarter ended September 30, 2016 decreased by $3,970, or 3.1%, to $124,961 from $128,931 for the comparable 2015 period. Losses and loss adjustment expenses incurred for the nine months ended September 30, 2016 decreased by $118,197, or 24.4%, to $366,084 from $484,281 for the comparable 2015 period. These decreases are primarily due to the winter snowfall catastrophe losses experienced in 2015.

Our GAAP loss ratio for the three months ended September 30, 2016 decreased to 65.5% from 69.1% for the comparable 2015 period.  Our GAAP loss ratio for the nine months ended September 30, 2016 decreased to 64.9% from 87.8% for the comparable 2015 period. Our GAAP loss ratio excluding loss adjustment expenses for the quarter ended September 30, 2016 decreased to 57.1% from 61.5% for the comparable 2015 period.  Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2016 decreased to 56.3% from 77.5% for the comparable 2015 period. Total prior year favorable development included in the pre-tax results for the three and nine months ended September 30, 2016 was $11,734 and $33,601, respectively. Total prior year favorable development included in the pre-tax results for the quarter and nine months ended September 30, 2015 was $7,781 and $19,792, respectively.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the quarter ended September 30, 2016 increased by $4,782, or 8.9%, to $58,406 from $53,624 for the comparable 2015 period.

Underwriting, operating and related expenses for the nine months ended September 30, 2016 increased by $13,957, or 8.8%, to $171,876 from $157,919 for the comparable 2015 period. Our GAAP expense ratio for the quarter ended September 30, 2016 increased to 30.6% from 28.7% for the comparable 2015 period. Our GAAP expense ratio for the nine months ended September 30, 2016 increased to 30.5% from 28.6% for the comparable 2015 period. The increase in underwriting, operating, and related expenses and the expense ratio is attributable to increases in contingent commissions and bonus compensation.

Interest Expense.  Interest expense was $22 for the quarters ended September 30, 2016 and 2015. Interest expense was $67 for the nine months ended September 30, 2016 and 2015. The credit facility commitment fee included in interest expense was $56 for the nine months ended September 30, 2016 and 2015.

Income Tax Expense (Credit).  Our effective tax rate was 30.3% and 35.9% for the quarter ended September 30, 2016 and 2015, respectively. Our effective tax rate was 29.7% and 46.8% for the nine months ended September 30, 2016 and 2015, respectively. The effective rate in 2016 was lower than the statutory rate of 35.0% primarily due to the effects of tax-exempt investment income.  The effective rate in 2015 is the result of the expected tax benefit related to the net loss of the Company, which is increased by the effects of tax-exempt investment income.

 Net Income (Loss).   Net income for the quarter ended September 30, 2016 was $18,597 compared to a net income of $11,981 for the comparable 2015 period. Net income for the nine months ended September 30, 2016 was $52,632 compared to a net loss of $24,143 for the comparable 2015 period. The increase in net income for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was attributable primarily to catastrophic losses related to record snowfalls in 2015.

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

Net cash provided by operating activities was $75,811 during the nine months ended 2016. Net cash used for operating activities was $10,782 during the nine months ended September 30, 2015. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  The net cash used by operating activities for the nine months ended September 30, 2015 was the result of claims paid related to the increase in loss expense due to the significant snowfall totals experienced.  Positive operating cash flows are expected to continue in the future to meet our liquidity requirements.

Net cash used for investing activities was $39,552 during the nine months ended September 30, 2016 compared to net cash provided by investing activities of $42,857 during the nine months ended September 30, 2015.  Proceeds from maturities, redemptions, calls and sales, of securities were $195,651 during the nine months ended September 30, 2016 compared to $230,976 for the comparable prior year period.

Net cash used for financing activities was $31,476 and $31,287 during the nine months ended September 30, 2016 and 2015, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2015, the statutory surplus of Safety Insurance was $571,038, and its statutory net loss for 2015 was $12,209.  As a result, a maximum of $57,104 is available in 2016 for such dividends without prior approval of the Commissioner.  As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $513,934 at December 31, 2015. During the nine months ended September 30, 2016, Safety Insurance paid dividends to Safety of $29,513.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2016 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 16, 2016	March 1, 2016	March 15, 2016	$0.70	$10,554
May 3, 2016	June 1, 2016	June 15, 2016	$0.70	10,610
August 3, 2016	September 1, 2016	September 15, 2016	$0.70	10,611

On November 1, 2016, our Board approved and declared a dividend of $0.70 per share which will be paid on December 15, 2016 to shareholders of record on December 1, 2016. We plan to continue to declare and pay quarterly cash dividends in 2016, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30, 2016, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of September 30, 2016 and December 31, 2015, the Company had purchased 2,279,570 shares of common stock at a cost of $83,835.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $420,697 to $485,893 as of September 30, 2016.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $471,610 as of September 30, 2016.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2016.

	As of September 30, 2016
Line of Business	Low	Recorded	High
Private passenger automobile	$217,963	$240,587	$242,053
Commercial automobile	69,732	77,112	77,932
Homeowners	70,979	82,765	89,354
All other	62,023	71,146	76,554
Total	$420,697	$471,610	$485,893

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of September 30, 2016.

	As of September 30, 2016
Line of Business	Case	IBNR	Total
Private passenger automobile	$261,391	$(21,164)	$240,227
CAR assumed private passenger auto	68	292	360
Commercial automobile	48,152	9,261	57,413
CAR assumed commercial automobile	10,088	9,611	19,699
Homeowners	69,393	3,550	72,943
FAIR Plan assumed homeowners	3,944	5,878	9,822
All other	39,955	31,191	71,146
Total net reserves for losses and LAE	$432,991	$38,619	$471,610

At September 30, 2016, our total IBNR reserves for our private passenger automobile line of business was comprised of ($42,323) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $21,159 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 48.8% of our total reserves for CAR assumed commercial automobile business as of September 30, 2016, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 59.8% of our total reserves for FAIR Plan assumed homeowners at September 30, 2016, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of September 30, 2016

	As of September 30, 2016
Line of Business	Retained	Assumed	Net
Private passenger automobile	$240,227
CAR assumed private passenger automobile		$360
Net private passenger automobile			$240,587
Commercial automobile	57,413
CAR assumed commercial automobile		19,699
Net commercial automobile			77,112
Homeowners	72,943
FAIR Plan assumed homeowners		9,822
Net homeowners			82,765
All other	71,146	-	71,146
Total net reserves for losses and LAE	$441,729	$29,881	$471,610

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the nine months ended September 30, 2016, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $5,636.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $3,663 effect on net income, or $0.24 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30, 2016.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,805)	$(2,402)	$—
Estimated increase in net income	3,123	1,561	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,402)	—	2,402
Estimated increase (decrease) in net income	1,561	—	(1,561)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,402	4,805
Estimated decrease in net income	—	(1,561)	(3,123)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,148)	(574)	—
Estimated increase in net income	746	373	—
No Change in Severity
Estimated (decrease) increase in reserves	(574)	—	574
Estimated increase (decrease) in net income	373	—	(373)
+1 Percent Change in Severity
Estimated increase in reserves	—	574	1,148
Estimated decrease in net income	—	(373)	(746)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,459)	(729)	—
Estimated increase in net income	948	474	—
No Change in Severity
Estimated (decrease) increase in reserves	(729)	—	729
Estimated increase (decrease) in net income	474	—	(474)
+1 Percent Change in Severity
Estimated increase in reserves	—	729	1,459
Estimated decrease in net income	—	(474)	(948)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,423)	(711)	—
Estimated increase in net income	925	462	—
No Change in Severity
Estimated (decrease) increase in reserves	(711)	—	711
Estimated increase (decrease) in net income	462	—	(462)
+1 Percent Change in Severity
Estimated increase in reserves	—	711	1,423
Estimated decrease in net income	—	(462)	(925)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2016.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(4)	$4
Estimated increase (decrease) in net income	3	(3)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(197)	197
Estimated increase (decrease) in net income	128	(128)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(98)	98
Estimated increase (decrease) in net income	64	(64)

Reserve Development Summary

 The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $33,601 and $19,792 during the nine months ended September 30, 2016 and 2015, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2016 and 2015.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Nine Months Ended September 30,
Accident Year	2016	2015
2006 & prior	$(1,041)	$(1,262)
2007	(266)	(554)
2008	(1,596)	(782)
2009	(875)	(1,178)
2010	(2,262)	(2,868)
2011	(4,417)	(3,487)
2012	(5,841)	(6,382)
2013	(9,498)	(4,036)
2014	(6,329)	757
2015	(1,476)	—
All prior years	$(33,601)	$(19,792)

The decreases in prior years’ reserves during the nine months ended September 30, 2016 and 2015 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2016 decrease is primarily composed of reductions of $12,857 in our retained private passenger automobile reserves, $3,890 in our retained commercial automobile reserves, $10,263 in our retained homeowners reserves and $5,042 in our retained other lines reserves.  The 2015 decrease is primarily composed of reductions of $10,507 in our retained private passenger automobile reserves, $3,223 in our retained commercial automobile reserves, $4,278 in our retained homeowners reserves and $1,698 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses September 30, 2016.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2006 & prior	$(108)	$(1)	$(40)	$(892)	$(1,041)
2007	19	-	(186)	(99)	(266)
2008	(1,026)	(287)	(140)	(143)	(1,596)
2009	(641)	(104)	(2)	(128)	(875)
2010	(1,560)	(182)	(401)	(119)	(2,262)
2011	(1,084)	(517)	(1,523)	(1,293)	(4,417)
2012	(2,576)	(231)	(2,169)	(865)	(5,841)
2013	(2,642)	(1,387)	(4,312)	(1,157)	(9,498)
2014	(2,185)	(1,525)	(1,783)	(836)	(6,329)
2015	(1,054)	(225)	(687)	490	(1,476)
All prior years	$(12,857)	$(4,459)	$(11,243)	$(5,042)	$(33,601)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the nine months ended September 30, 2016 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2006 & prior	$(108)	$(1)	$(40)	$(892)	$(1,041)
2007	19	-	(186)	(99)	(266)
2008	(1,026)	(309)	(140)	(143)	(1,618)
2009	(641)	(106)	(2)	(128)	(877)
2010	(1,560)	(155)	(394)	(119)	(2,228)
2011	(1,084)	(454)	(1,459)	(1,293)	(4,290)
2012	(2,576)	(126)	(2,033)	(865)	(5,600)
2013	(2,642)	(1,430)	(4,085)	(1,157)	(9,314)
2014	(2,185)	(1,599)	(1,608)	(836)	(6,228)
2015	(1,054)	290	(316)	490	(590)
All prior years	$(12,857)	$(3,890)	$(10,263)	$(5,042)	$(32,052)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the nine months ended September 30, 2016.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2006 & prior	$—	$—	$—	$—
2007	—	—	—	—
2008	—	22	—	22
2009	—	2	—	2
2010	—	(27)	(7)	(34)
2011	—	(63)	(64)	(127)
2012	—	(105)	(136)	(241)
2013	—	43	(227)	(184)
2014	—	74	(175)	(101)
2015	—	(515)	(371)	(886)
All prior years	$—	$(569)	$(980)	$(1,549)

Our private passenger automobile line of business prior year reserves decreased by $12,857 for the nine months ended September 30, 2016.  The decrease was primarily due to improved retained private passenger results of $7,403 for the accident years 2012 through 2014.  The improved retained private passenger results were primarily due to fewer

IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $4,459 for the nine months ended September 30, 2016. The decrease was primarily due to improved retained commercial results of $3,029 for the accident years 2013 and 2014.

Our retained homeowners and our retained other lines of business prior year reserves decreased by $10,263 and $5,042 for the nine months ended September 30, 2016 due primarily to fewer IBNR claims than previously estimated.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of September 30, 2016
Estimated fair value	$1,193,050	$1,152,283	$1,109,096
Estimated increase (decrease) in fair value	$40,767	$—	$(43,187)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At September 30, 2016, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2016, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30, 2016, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.  No share repurchases were made by the Company during the nine months ended September 30, 2016.

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

November 4, 2016	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ WILLIAM J. BEGLEY, JR.
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