Form 10-K
period 2016-12-31
SAFETY INSURANCE GROUP INC
filed 2017-02-24
CIK 1172052

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non‑voting common equity (based on the closing sales price on NASDAQ) held by non‑affiliates of the registrant as of June 30, 2016, was approximately $ 874,517,991.

As of February 16, 2017 there were 15,150,619 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 24, 2017, which Safety Insurance Group, Inc. (the “Company”, “we”, “our”, “us”) intends to file within 120 days after its December 31, 2016 year‑end, are incorporated by reference into Part II and Part III hereof.

SAFETY INSURANCE GROUP, INC.

In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

PART I.

ITEM 1.    BUSINESS

General

We are a leading provider of private passenger automobile insurance in Massachusetts.  In addition to private passenger automobile insurance (which represented 57.7% of our direct written premiums in 2016), we offer a portfolio of property and casualty insurance products, including commercial automobile, homeowners, dwelling fire, umbrella and business owner policies.  Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity") and Safety Property and Casualty Insurance Company ("Safety P&C") (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 890 in 1,101 locations throughout these three states during 2016.  We have used these relationships and, in particular, our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier, capturing an approximate 9.7% share of the Massachusetts private passenger automobile insurance market, and the second largest commercial automobile carrier, with a 14.7% share of the Massachusetts commercial automobile insurance market in 2016 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR").  We also are the fourth largest homeowners insurance carrier in Massachusetts with a 7.2% share of that market.  We were ranked the 48th largest automobile writer in the country according to A.M. Best, based on 2015 direct written premiums.  We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008.  During the years ended December 31, 2016, 2015, and 2014, the Company wrote $26,128, $22,731, and $18,755 in direct written premiums, respectively, and approximately 26,626, 24,364 and 20,626 policies, respectively, in New Hampshire.

On February 9, 2015, the Insurance Subsidiaries each received a license to begin writing our property and casualty insurance products in the state of Maine. We began writing business in Maine in 2016.

Website Access to Information

The Internet address for our website is www.SafetyInsurance.com.  All of our press releases and United States Securities and Exchange Commission ("SEC") reports are available for viewing or download at our website.  These documents are made available as soon as reasonably practicable after each press release is made and SEC report is filed with, or furnished to, the SEC. Copies of any current public information about our company is available without charge upon written, telephone, faxed or e-mailed request to the Office of Investor Relations, Safety Insurance Group, Inc., 20 Custom House Street, Boston, MA 02110, Tel: 877-951-2522, Fax: 617-603-4837, or e-mail:  InvestorRelations@SafetyInsurance.com. The materials on our website are not part of this report on Form 10-K nor are they incorporated by reference into this report and the URL above is intended to be an inactive textual reference only.

Our Competitive Strengths

We Have Strong Relationships with Independent Agents.  In 2015, Independent agents accounted for approximately 62.3% of the Massachusetts automobile insurance market measured by direct written premiums as compared to approximately 31.0%  nationwide, based on data made available by A.M. Best. For that reason, our strategy is centered around, and we sell exclusively through, a network of independent agents, who numbered 890 in 1,101 locations throughout Massachusetts, New Hampshire and Maine during 2016.  In order to support our independent agents and enhance our relationships with them, we:

•	provide our agents with a portfolio of property and casualty insurance products at competitive prices to help them effectively address the insurance needs of their clients;
•	provide our agents with a variety of technological resources which enable us to deliver superior service and support to them; and
•	offer our agents competitive commission schedules and profit sharing programs.

Through these measures, we strive to become the preferred provider of the independent agents in our agency network and capture a growing share of the total insurance business written by these agents in Massachusetts, New Hampshire and Maine.  We must compete with other insurance carriers for the business of independent agents.

We Have a History of Profitable Operations.  In 35 out of 36 years since our inception in 1979, we have been profitable.  The lone year in which we did not have profits was 2015 when we were impacted by claims related to the highest recorded snowfall totals in Massachusetts history.  We have achieved our profitability, among other things, by:

•	maintaining a consistent number of private passenger automobile exposures we underwrite, which totaled 457,939 in 2016 compared to 477,201 in 2012;
•	growing our commercial automobile exposures we underwrite, which totaled 71,222 in 2016 compared to 55,302 in 2012;
•	growing our homeowner book of business which had total exposures of 161,889 in 2016 compared to 139,969 in 2012;
•

maintaining a combined ratio that is typically below industry averages (refer to Insurance Ratios under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion on insurance ratios);

•	taking advantage of the institutional knowledge our management has amassed during its long tenure in the industry;
•	introducing new lines and forms of insurance products;
•	investing in technology to simplify internal processes and enhance our relationships with our agents; and
•	maintaining a high-quality investment portfolio.

We Are a Technological Leader.  We have dedicated significant human and financial resources to the development of advanced information systems.  Our technology efforts have benefited us in two distinct ways.  First, we continue to develop technology that empowers our independent agent customers by making it easier for them to transact business with their clients and with the Insurance Subsidiaries. In our largest business line, private passenger automobile insurance, our agents now submit approximately 99.0% of all applications for new policies or endorsements for existing policies to us electronically through our proprietary information portal, the Agents Virtual Community ("AVC").  Our agents also can submit commercial automobile and homeowners insurance policies electronically over the AVC.  Second, our investment in technology has allowed us to re-engineer internal back office processes to provide more efficient service at a lower cost.

We Have an Experienced, Committed and Knowledgeable Management Team.  Our senior management team has an average of over 28 years of experience with Safety and a demonstrated ability to operate successfully within the property and casualty market. Our senior management team along with our Board of Directors, collectively owns  approximately 5.5% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis.

Our Strategy

To achieve our goal of increasing shareholder value, our strategy is to maintain and develop strong independent agent relationships by providing our agents with a full package of insurance products and information technology services.  We believe this strategy will allow us to:

•	further penetrate the Massachusetts, New Hampshire and Maine markets in all lines of business;

•

implement rates, forms and billing options that allow us to cross-sell private passenger automobile, homeowners, dwelling fire, and personal umbrella policies in the personal lines market and commercial automobile, business owner policies, commercial property package and commercial umbrella policies in the commercial lines market in order to capture a larger share of the total Massachusetts, New Hampshire and Maine property and casualty insurance business written by each of our independent agents; and

•	continue to expand our technology to enable independent agents to more easily serve their customers and conduct business with us, thereby strengthening their relationships with us.

Property and Casualty Insurance Market

Introduction.  We are licensed by the respective state insurance departments to transact property and casualty insurance in Massachusetts, New Hampshire, and Maine.  All of our business is regulated by these departments, with the most extensive oversight from our domestic regulator, the Massachusetts Division of Insurance.

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

	Years Ended December 31,
Direct Written Premiums	2016		2015		2014
Private passenger automobile	$467,845	57.7%	$468,187	59.6%	$472,553	61.7%
Commercial automobile	120,641	14.9	108,013	13.8	95,398	12.5
Homeowners	182,128	22.4	170,410	21.7	161,388	21.1
Business owners	22,933	2.8	22,223	2.8	20,751	2.7
Personal umbrella	7,693	1.0	6,925	0.9	6,508	0.8
Dwelling fire	9,256	1.1	8,920	1.1	8,104	1.1
Commercial umbrella	1,063	0.1	1,052	0.1	983	0.1
Total	$811,559	100.0%	$785,730	100.0%	$765,685	100.0%

Our product lines are as follows:

Private Passenger Automobile (57.7% of 2016 direct written premiums).  Private passenger automobile insurance is our primary product.  These policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils.  We filed and were approved for a Massachusetts private passenger automobile insurance rate increase of 5.8% effective July 15, 2016.    We filed and were approved for a New Hampshire private

passenger automobile rate increase of 4.1%, which was effective December 1, 2016.  We are writing private passenger automobile insurance policies in Maine with our initially filed rates.

Commercial Automobile (14.9% of 2016 direct written premiums).  Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business.  We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers, and insure individual vehicles as well as commercial fleets.  We filed and were approved for a Massachusetts commercial automobile insurance rate increase of 5.5% effective March 15, 2016.  We filed and were approved for a New Hampshire commercial automobile insurance rate increase of 7.9% effective August 1, 2015.  We are writing commercial automobile insurance policies in Maine with our initially filed rates.

Homeowners (22.4% of 2016 direct written premiums).  We offer a broad selection of coverage forms for qualified policyholders.  Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy.  We write policies on homes, condominiums, and apartments.  We filed and were approved for a Massachusetts rate increase of 3.6% which was effective November 1, 2016. We filed and were approved for a New Hampshire homeowners rate increase of 4.4%, which was effective December 1, 2016.  We are writing homeowners insurance policies in Maine with our initially filed rates.

Business Owners Policies (2.8% of 2016 direct written premiums).  We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses.  Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss.  Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers.  We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

Personal Umbrella (1.0% of 2016 direct written premiums).  We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients.  We write policies at standard rates with limits of $1,000 to $5,000.

Dwelling Fire (1.1% of 2016 direct written premiums).  We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences.  We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

Commercial Umbrella (0.1% of 2016 direct written premiums).  We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies.  The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks.  We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

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

In the wake of the September 11, 2001 tragedies, the insurance industry also was impacted by terrorism, and we have filed and received approval for a number of terrorism endorsements, which limit our liability and property exposure according to the Terrorism Risk Insurance Act of 2002, the Terrorism Risk Insurance Extension Act of 2005, the Terrorism Risk Insurance Program Reauthorization Act of 2007 and the Terrorism Risk Insurance Program Reauthorization of 2015.  See "Reinsurance," discussed below.

Distribution

We distribute our products exclusively through independent agents, unlike some of our competitors who use multiple distribution channels.  We believe this gives us a competitive advantage with the agents.  With the exception of personal automobile business assigned to us by the Massachusetts Automobile Insurance Plan (“MAIP”) or written through CAR’s commercial automobile Servicing Carrier program, we do not accept business from insurance brokers.  Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority.  We reserve the ability to cancel any coverage bound, in accordance with applicable law.  In total, our independent agents numbered 890 and had 1,101 offices (some agencies have more than one office) and approximately 8,456 customer service representatives during 2016.

Voluntary Agents.  In 2016, we obtained approximately 91.6% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents.  As of December 31, 2016, we had agreements with 730 voluntary agents.  Our voluntary agents are located in all regions of Massachusetts, New Hampshire and Maine.

We look for agents with profitable portfolios of business.  To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 65.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 300 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the performance of our agents during the prior year.  If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us.  We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards.  Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by premiums.  No individual agency generated more than 5.0% of our direct written premiums in 2016.

Massachusetts law guarantees that CAR provides motor vehicle insurance coverage to all qualified applicants.  Under the MAIP, personal automobile policies are assigned to us for three years, unless the policyholder is offered a voluntary policy by another insurer.  All Massachusetts agents are authorized to submit eligible business to the MAIP for random assignment to a servicing carrier such as Safety Insurance.  We are allocated all private passenger residual market business through the MAIP.

CAR runs a reinsurance pool for ceded commercial automobile policies through the Commercial Automobile Program (the “Commercial Automobile Program”).  CAR has appointed Safety and three other servicing carriers to process ceded commercial automobile insurance.  Safety was reappointed for this program beginning January 1, 2017 for an additional five-year term.  Approximately $171,000 of ceded premium is spread equitably among the four servicing carriers.  Subject to the Commissioner's review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level.  This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the "Taxi/Limo Program").  CAR reappointed Safety as one of the two servicing carriers for this program beginning January 1, 2017 for an additional five-year term.  Approximately $11,300 of ceded premium was spread equitably between the two servicing carriers.

We are assigned independent agents by CAR who can submit commercial business to us in the Commercial Automobile Program and the Taxi/Limo Program, and we classify those agents as Exclusive Representative Producers (“ERPs”).

The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	Years Ended December 31,
	2016		2015		2014
Line of Business	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile:
Voluntary agents	446,939	(3.5)%	462,917	(1.8)%	471,546	1.1%
MAIP	11,000	22.1	9,007	4.6	8,611	(10.4)
Total private passenger automobile	457,939	(3.0)	471,924	(1.7)	480,157	0.9
Commercial automobile:
Voluntary agents	61,315	0.5	60,995	4.2	58,550	6.6
ERP	9,907	30.4	7,596	20.6	6,299	(1.8)
Total commercial automobile	71,222	3.8	68,591	5.8	64,849	5.7
Other:
Homeowners	161,890	(0.5)	162,703	2.4	158,942	7.5
Business owners	10,385	2.2	10,166	4.4	9,739	3.8
Personal umbrella	23,952	(0.5)	24,083	2.6	23,483	9.0
Dwelling fire	7,270	(1.5)	7,381	4.0	7,095	12.6
Commercial umbrella	694	0.6	690	3.0	670	2.8
Total other	204,191	(0.4)	205,023	2.6	199,929	7.6
Total	733,352	(1.6)	745,538	0.1	744,935	3.0
Total voluntary agents	712,445	(2.3)	728,935	(0.2)	730,025	3.3

Our total written exposures decreased by 1.6% for the year ended December 31, 2016.   Our commercial automobile exposures increased by 3.8% in 2016. Our other than auto exposures slightly decreased by 0.4% in 2016 primarily as a result of our voluntary agents' efforts to sell multiple products to their clients and our pricing strategy of offering account discounts to policyholders who insure both their home and automobile with us.  In 2016, 58.4% of the private passenger automobile exposures we insure had an other than private passenger policy with us, compared to 55.8% and 55.4% in 2015 and 2014, respectively.  In addition, 81.9% of our homeowners’ policyholders had a matching automobile policy with us in 2016 compared to 81.8% in 2015 and 83.2% in 2014.

Marketing

We view the independent agent as our customer and business partner.  As a result, a component of our marketing efforts focuses on developing interdependent relationships with leading Massachusetts, New Hampshire and Maine agents that write profitable business and positioning ourselves as the preferred insurance carrier of those agents, thereby receiving a larger portion of each agent's aggregate business.  Our principal marketing strategies to agents are:

•	to offer a range of products, which we believe enables our agents to meet the insurance needs of their clients;
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

Commission Schedule and Profit Sharing Plan.  We have several programs designed to attract profitable new business from agents by paying them competitive commissions. We recognize our top performing agents by making them members of either our Chairman's Elite, Chairman's, President's, Executive's or Preferred Agent's Club.  In 2016, members of these Clubs received a commission of up to 18.0% of premiums for each new private passenger auto policy, up to 22.0% of premiums for each new homeowner policy, up to 20.0% for each new commercial auto policy and up to 22.0% for each new commercial property policy.

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

Pricing.  Subject to the applicable state insurance department’s review, we set rates for all of our products using our own loss experience, industry loss cost data, residual market deficits, catastrophe modeling and prices charged by our competitors.  We have three pricing segments for most products, utilizing Safety Insurance for standard rate, Safety Indemnity for preferred rates and Safety P&C for ultra preferred rates.

Massachusetts Residual Automobile Insurance Markets.  Commonwealth Automobile Reinsurers (“CAR”) establishes the rates for personal automobile policies assigned to carriers through the Massachusetts Automobile Insurance Plan (“MAIP”).  In accordance with Massachusetts law, insurers may only charge MAIP policyholders the lower of the MAIP rate or the company's competitive voluntary market rate.  CAR also sets rates for commercial automobile policies, including taxi/limousine/car service policies, reinsured through the CAR residual market pool.  All commercial automobile business and taxi/limousine/car service business that is not written in the voluntary market in Massachusetts is apportioned to one of these servicing carriers who handle that business on behalf of CAR.  Every Massachusetts commercial automobile insurer must bear a portion of the losses of the total commercial reinsurance pool that is serviced by the approved servicing carriers.  We are one of four servicing carriers in CAR’s Commercial Automobile Program and one of two servicing carriers in CAR’s Taxi/Limo Program.

Bulk Policy Transfers and New Voluntary Agents.  From time to time, we receive proposals from an existing voluntary agent to transfer a portfolio of the agent's business from another insurer to us.  Our underwriters model the profitability of these portfolios before we accept these transfers.  We generally require any new voluntary agent to commit to transfer a portfolio to us consisting of at least 300 policies.

Policy Processing.  Our underwriting department assists in processing policy applications, endorsements, renewals and cancellations.  Our proprietary software, Safety Express, provides our agents with new business and endorsement entry, real-time policy issuance for personal lines, immediate printing of declarations pages in agents' offices, policy downloads to most major agency management systems and data imports from Boston Software's WinRater (Massachusetts) and Vertafore's PL Rater (New Hampshire and Maine).

In personal lines, our agents now submit approximately 99% of all applications for new policies or endorsements for existing policies through Safety Express.

Rate Pursuit.  We aggressively monitor all insurance transactions to make sure we receive the correct premium for the risk insured.  We accomplish this by verifying pricing criteria.  For automobile policies, we verify proper classification of drivers, the make, model, and age of insured vehicles, and the availability of discounts.  We also verify that operators are properly listed and classified, assignment of operators to vehicles, and vehicle garaging.  In our homeowners and dwelling fire lines, we use third party software to evaluate property characteristics and we conduct property inspections.  We have a premium audit program in our business owners program, as well as other loss control reviews for additional commercial lines of business.

Product Management.  The Product Management department is responsible for the overall review and updating of our products.  The department maintains an annual schedule where each line of business is reviewed and benchmarked with our major competitors.  Product offerings, discounts, rate levels and underwriting guidelines are reviewed and updates are performed as required.  The department also is responsible for updating producer materials such as rate and rule manuals, and underwriting guidelines as well as promotional materials.  In conjunction with the underwriting operations area, the department works with third party vendors that assist with risk information gathering and rate pursuit for in force policies.   The department also provides product training and general marketplace education for the organization.

Legal and Regulatory Compliance.  The Legal and Regulatory Compliance department provides legal and compliance support to all business units within the company.  The department serves as the primary liaison with regulators, government, industry trade associations and residual market mechanisms.  The department also provides legal support to all areas of the company, including general corporate matters and vendor contracting.  The department monitors legal and regulatory changes affecting the enterprise and provides guidance on how to comply with those changes.  The department additionally reviews business unit operations to identify and address compliance vulnerabilities.

Data Governance.  The Data Governance department uses Safety’s data assets to support decision-making in areas including underwriting, pricing, claims, reserving, reinsurance and assessing catastrophe risks.  Data analytics are used to analyze and estimate exposures, loss trends and other risks, and are leveraged to improve company business performance and customer satisfaction.

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

The RadicalGlass.com application allows our claims department to contain glass costs by increasing the windshield repair to replacement ratio.  For every windshield that is repaired rather than replaced there is an average savings of approximately $315 per windshield claim.

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

Billing.  Proprietary billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders.  We believe the sophistication of our direct bill system helps us to limit our bad debt expense.  Our bad debt expense as a percentage of direct written premiums was 0.1% in both 2016 and 2015.

External Applications

Our Agent Technology offerings are centralized within our agency portal and feature PowerDesk and Safety Express.  PowerDesk is a web based application that allows for billing inquiry, agent payments on behalf of their policyholders, policy inquiry and claims inquiry.  Safety Express provides agents with new business and endorsement entry, real time policy issuance for personal lines, immediate printing of declarations pages in agents' offices, policy downloads to most major agency management systems and data imports from Boston Software's WinRater (Massachusetts) and Vertafore's PL Rater (New Hampshire and Maine). In addition, we provide our agents with commission and claims download for all lines of business, Transformation Station and Transact Now Inquires, e-Claims online claims reporting, e-View daily transaction reports and e-Docs online electronic document file cabinet.

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

We additionally provide policyholders mobile technology through our Safety Mobile App for iPhone and Android devices.  Safety Mobile provides consumers with access to their agent information, bill pay capabilities, the ability to report an automobile or homeowners claim and access to their insurance card, among other features.

Claims

Because of the unique differences between the management of casualty claims and property claims, we use separate departments for each of these types of claims.

Casualty Claims

We have adopted stringent claims settlement procedures, which include guidelines that establish settlement ranges for soft tissue injuries, which constituted approximately 66% of our bodily injury claims in 2016.  If we are unable to settle these claims within our pricing guidelines, we explore other cost effective options including alternative disputes resolutions and/or litigation. We believe that these procedures result in providing our adjusting staff with a uniform approach to negotiation.

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

We believe the structure of our casualty claims unit allows us to respond quickly to claimants.  Comprising 120 people, the department is organized into distinct claim units that contain loss costs on injury claims.  Field adjusters are located geographically for prompt response to claims, with our litigation unit focused on managing loss costs and litigation expenses for serious injury claims.

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

When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation.  There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors.  After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2016 is adequate to cover the ultimate net cost of losses and claims incurred as of that date.

Management determines its loss and loss adjustment expense ("LAE") reserves estimates based upon the analysis of the Company's actuaries.  Management has established a process for the Company's actuaries to follow in establishing reasonable reserves.  The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management.  The Company's estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $436,208 to a high of $493,754 as of December 31, 2016.  The Company's net loss and LAE reserves, based on our actuaries' best estimate, were set at $476,597 as of December 31, 2016.  The ultimate liability may be greater or less than reserves carried at the balance sheet date.  Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized.  To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  We do not discount any of our reserves.

The following table presents development information on changes in the reserves for losses and LAE of our Insurance Subsidiaries for each year in the three year period ended December 31, 2016.

	Year Ended December 31,
	2016	2015	2014
Reserves for losses and LAE at beginning of year	$553,977	$482,012	$455,014
Less receivable from reinsurers related to unpaid losses and LAE	(68,261)	(61,245)	(60,346)
Net reserves for losses and LAE at beginning of year	485,716	420,767	394,668
Incurred losses and LAE, related to:
Current year	538,881	642,882	513,734
Prior years	(45,448)	(30,313)	(37,368)
Total incurred losses and LAE	493,433	612,569	476,366
Paid losses and LAE related to:
Current year	328,046	415,256	316,979
Prior years	174,506	132,364	133,288
Total paid losses and LAE	502,552	547,620	450,267
Net reserves for losses and LAE at end of period	476,597	485,716	420,767
Plus receivable from reinsurers related to unpaid losses and LAE	83,724	68,261	61,245
Reserves for losses and LAE at end of period	$560,321	$553,977	$482,012

At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $45,448, $30,313, and $37,368 for the years ended 2016, 2015, and 2014, respectively. The decreases in prior year reserves in 2016 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $25,019 in our retained automobile reserves and $11,648 in our retained homeowner’s reserves.  The decreases in prior year reserves in 2015 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $18,644 in our retained automobile reserves and $7,964 in our retained homeowner reserves. The decrease in prior year reserves during 2014 is primarily composed of reductions of $23,272 in our retained automobile reserves and $8,804 in our retained homeowners reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

Our private passenger automobile line of business prior year reserves decreased by $18,553 for the year ended December 31, 2016, primarily due to improved retained private passenger results of $16,229 for the accident years 2010 through 2015. Our private passenger automobile line of business prior year reserves decreased by $14,411 for the year ended December 31, 2015, primarily due to improved retained private passenger results of $12,716 for accident years 2009 through 2012. Our private passenger automobile line of business reserves decreased by $20,815 for the year ended December 31, 2014, primarily due to improved retained private passenger results of $17,789 for accident years 2007 through 2012.  The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Our homeowners line of business prior year reserves decreased by $12,899 for the year ended December 31, 2016, primarily due to improved retained homeowner results of $7,354 for the years 2010 through 2013.

The following table represents the development of reserves, net of reinsurance, for calendar years 2006  through 2016.  The top line of the table shows the reserves at the balance sheet date for each of the indicated years.  This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us.  The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims.  The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years.  Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2016.

Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006
Reserves for losses and
LAE originally estimated:	$ 476,597	$ 485,716	$ 420,767	$ 394,668	$ 371,657	$ 352,098	$ 351,244	$ 374,832	$ 391,070	$ 393,430	$ 370,980
Cumulative amounts paid as of:
One year later		174,505	132,364	133,288	124,855	130,204	128,854	130,960	126,858	142,259	122,806
Two years later			189,367	178,411	175,822	181,739	176,774	183,061	189,897	195,798	183,457
Three years later				207,626	199,741	211,578	205,171	211,182	217,695	234,359	212,331
Four years later					213,847	223,941	219,310	224,831	233,160	248,560	233,438
Five years later						231,433	224,354	232,177	239,553	254,915	240,275
Six years later							226,644	233,853	241,587	257,362	242,298
Seven years later								235,158	241,999	257,889	243,120
Eight years later									242,705	258,173	243,270
Nine years later										258,786	243,505
Ten years later											243,477

	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006
Reserves re-estimated as of:
One year later		$ 440,268	$ 390,452	$ 357,300	$ 342,767	$ 334,788	$ 314,561	$ 326,676	$ 347,004	$ 357,492	$ 340,189
Two years later			348,660	328,182	308,028	309,096	293,480	294,696	307,918	325,317	311,972
Three years later				295,788	283,592	282,441	273,332	279,542	282,565	297,224	287,875
Four years later					263,787	268,759	254,652	264,697	271,693	281,068	269,446
Five years later						255,925	245,869	252,249	261,845	274,179	258,506
Six years later							238,404	247,023	254,308	268,596	253,919
Seven years later								242,223	250,760	263,797	251,304
Eight years later									247,037	261,319	248,031
Nine years later										259,489	246,317
Ten years later											245,071

Cumulative
(redundancy) deficiency 2016		(45,448)	(72,107)	(98,880)	(107,870)	(96,173)	(112,840)	(132,609)	(144,033)	(133,941)	(125,909)

	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006
Gross liability-end of year	$ 560,321	$ 553,977	$ 482,012	$ 455,014	$ 423,842	$ 403,872	$ 404,391	$ 439,706	$ 467,559	$ 477,720	$ 449,444
Reinsurance recoverables	83,724	68,261	61,245	60,346	52,185	51,774	53,147	64,874	76,489	84,290	78,464
Net liability-end of year	476,597	485,716	420,767	394,668	371,657	352,098	351,244	374,832	391,070	393,430	370,980
Gross estimated liability-latest		507,399	402,393	342,411	303,272	293,284	274,021	282,823	291,895	308,892	291,941
Reinsurance recoverables-latest		67,131	53,733	46,623	39,485	37,359	35,617	40,600	44,858	49,403	46,870
Net estimated liability-latest		440,268	348,660	295,788	263,787	255,925	238,404	242,223	247,037	259,489	245,071

In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods.  Thus, if the 2013 estimate for a previously incurred loss was $150 and the loss was reserved at $100 in 2009, the $50 deficiency (later estimate minus original estimate) would be included in the cumulative (redundancy) deficiency in each of the years 2009-2013 shown in the table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies from the table.

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

The table also shows that we have substantially benefited in the current and prior years from releasing redundant reserves.  In the years ended December 31, 2016, 2015, and 2014 we decreased loss reserves related to prior years by $45,448, $30,313 and $37,368, respectively.  Reserves and development are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

As a result of our focus on core business lines since our founding in 1979, we believe we have no specific exposure to asbestos or environmental pollution liabilities.

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

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business.   We are selective in choosing our reinsurers, seeking only those companies that we consider to be financially stable and adequately capitalized.  In an effort to minimize exposure to the insolvency of a reinsurer, we continually evaluate and review the financial condition of our reinsurers.  Swiss Re, our primary reinsurer, maintains an A.M. Best rating of "A+" (Superior). Most of our other reinsurers have an A.M. Best rating of “A+” (Superior) or “A” (Excellent).

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2016 protected us in the event of a "130-year storm" (that is, a storm of a severity expected to occur once in a 130-year period).  We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan").  In 2016, we purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000.  Our reinsurers’ co-participation is 65.0% of $100,000 for the 1st layer, 80.0% of $280,000 for the 2nd layer, 80.0% of $135,000 for the 3rd layer, and 80.0% of $100,000 for the 4th layer.

For 2017, we have purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000.  Our reinsurers’ co-participation is 65.0% of $100,000 for the 1st layer, 80.0% of $280,000 for the 2nd layer, 80.0% of $135,000 for the 3rd layer and 80% of $100,000 for the 4th layer. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance in 2017 protects us in the event of a “130-year storm” (that is, a storm of a severity expected to occur once in a 130-year period).

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

For the years ended December 31, 2016 and December 31, 2015, our total expected reinsurance recovery from reinsurers under our catastrophe reinsurance program related to the 2015 snow event (as discussed in the Recent Trends and Events section) is $67,934.  Amounts recoverable from reinsurers are billed to the reinsurer as claims are paid by the Company.  At December 31, 2016 and December 31, 2015, the reinsurance recoverable on paid and unpaid loss and loss adjustment expenses related to the 2015 snow event is $31,701 and $39,553, respectively.

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

At December 31, 2016, we also had $86,889 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

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

Although historically, a number of national insurers that are much larger than we are have chosen not to compete in a material way in the Massachusetts private passenger automobile market, since 2008, several new companies have entered the market, including Progressive Insurance Company, Peerless  and Safeco (subsidiaries of Liberty Mutual), AIG, Vermont Mutual, Preferred Mutual, IDS, Occidental, GEICO, Harleysville, Foremost and Allstate (including their subsidiary Esurance).  These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel.  There can be no assurance that we will be able to compete effectively against these companies in the future.

Our principal competitors within the Massachusetts private passenger automobile insurance market are  Commerce Insurance Company, Liberty Mutual (including Peerless) and Arbella Insurance Group, which held 25.7%, 11.0% and 9.1% market shares based on automobile exposures, respectively, in 2016 according to CAR.

As of November 2016, we are the second largest writer of commercial automobile insurance in Massachusetts, with a market share of 14.7%.  Our principal competitors in the Massachusetts commercial automobile insurance market are Commerce Insurance Company, The Travelers Indemnity Insurance Company and Arbella Mutual Insurance Company, which held 14.9%, 13.0% and 11.5% market shares based on automobile exposures, respectively, according to CAR.  This includes our share of residual market business as one of four servicing carriers in CAR’s Commercial Automobile Program and one of two servicing carriers in CAR’s Taxi/Limo Program.

We are the fourth largest writer of homeowners insurance business in Massachusetts, with a market share of 7.2% in 2015.  Our principal competitors within the Massachusetts homeowners insurance market are MAPFRE SA, Liberty Mutual and Arbella Mutual Insurance Company, which held 13.3%, 11.1% and 7.4% market shares respectively in 2015.

Employees

At December 31, 2016, we employed 643 employees.  Our employees are not covered by any collective bargaining agreement.  Management considers our relationship with our employees to be good.

Investments

Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings.  Our investment objective is to focus on maximizing total returns while investing conservatively.  We maintain a high-quality investment portfolio consistent with our established investment policy.  As of December 31, 2016, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

According to our investment guidelines, no more than 2.0% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities).  This one issuer must be rated "A" or above by Moody's.  In addition, no more than 0.5% of our portfolio may be invested in securities of any one issuer rated "Baa," or the lowest investment grade assigned by Moody's.  Of the less than 10.0% of our portfolio invested in senior bank loans and high yield bonds at December 31, 2016, no more than 5.0% may be invested in the securities of any one issuer, no more than 10.0% may be invested in any issuers total outstanding debt issue, and a maximum of 10.0% may be invested in securities unrated or rated "B-" or below by Moody's.  We continually monitor the mix of taxable and tax-exempt securities in an attempt to maximize our total after-tax return.  Since 1986, we have utilized the services of a third-party investment manager.

The following table reflects the composition of our investment portfolio as of December 31, 2016 and 2015.

	As of December 31,
	2016		2015
	Estimated	% of	Estimated	% of
	Fair Value	Portfolio	Fair Value	Portfolio
U.S. Treasury Securities	$302	0.0%	$1,801	0.2%
Obligations of states and political subdivisions	390,433	30.5	397,922	32.9
Residential mortgage-backed securities (1)	252,631	19.7	241,456	20.0
Commercial mortgage-backed securities	35,454	2.8	28,663	2.4
Other asset-backed securities	70,410	5.5	23,931	2.0
Corporate and other securities	405,039	31.6	387,864	31.9
Subtotal, fixed maturity securities	1,154,269	90.1	1,081,637	89.4
Equity securities (2)	105,095	8.2	110,204	9.1
Other invested assets (3)	21,142	1.7	17,602	1.5
	$1,280,506	100.0%	$1,209,443	100.0%

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

(3) Other invested assets are accounted for under the equity method which approximates fair value.

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

The following table reflects our investment results for each year in the three-year period ended December 31, 2016.

	Years Ended December 31,
	2016	2015	2014
Average cash and invested securities (at cost)	$1,231,358	$1,213,718	$1,220,033
Net investment income (1)	$38,413	$40,534	$42,303
Net effective yield (2)	3.1%	3.3%	3.5%

(1) After investment expenses, excluding realized investment gains or losses.

(2) Net investment income for the period divided by average invested securities and cash for the same period.

As of December 31, 2016, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured, senior bank loans and high yield bonds.

The composition of our fixed income security portfolio by Moody's rating is presented in the following table.

	As of December 31,
	2016		2015
	Estimated		Estimated
	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$252,989	22.0%	$243,562	22.5%
Aaa/Aa	390,432	33.8	391,839	36.2
A	237,787	20.6	219,580	20.3
Baa	124,340	10.8	110,386	10.2
Ba	40,667	3.5	39,835	3.7
B	68,449	5.9	61,189	5.7
Caa	11,072	1.0	10,252	1.0
C	416	-	21	-
D	355	-	303	-
Not rated	27,762	2.4	4,670	0.4
Total	$1,154,269	100.0%	$1,081,637	100.0%

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

The Securities Valuation Office of the National Association of Insurance Commissioners (the "SVO") evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. SVO ratings are reviewed at least annually. At December 31, 2016, 76.3% of our available for sale fixed maturity investments were rated Category 1 and 10.8% were rated Category 2, the two highest ratings assigned by the SVO.

The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2016.

	As of December 31, 2016
	Estimated
	Fair Value	Percent
Due in one year or less	$44,539	3.9%
Due after one year through five years	440,328	38.1
Due after five years through ten years	300,043	26.0
Due after ten years through twenty years	7,529	0.7
Due after twenty years	3,335	0.3
Asset-backed securities (1)	358,495	31.0
Totals	$1,154,269	100.0%

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

Ratings

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating.  Our "A" rating was reaffirmed by A.M. Best on May 9, 2016.  Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Very Vulnerable)."  Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the Company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence.  A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

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

Supervision and Regulation

Introduction.  Our principal operations are conducted through the Insurance Subsidiaries which are subject to comprehensive regulation by state insurance departments, primarily through our domestic regulator, the Massachusetts Division of Insurance, of which the Commissioner is the senior official.  The Commissioner is appointed by the Governor.  We are subject to the authority of the Commissioner in many areas of our business under Massachusetts law, including:

•	our licenses to transact insurance;
•	the rates and policy forms we may use;
•	our financial condition including the adequacy of our reserves and provisions for unearned premium;
•	the solvency standards that we must maintain;
•	the type and size of investments we may make;
•	the prescribed or permitted statutory accounting practices we must use; and
•	the nature of the transactions we may engage in with our affiliates.

In addition, the Commissioner periodically conducts financial and market conduct examinations of all licensees domiciled in Massachusetts.  Our most recent financial and market conduct examinations were for the five-year period ending December 31, 2013.  The Division had no material findings as a result of these examinations.

We are also required to be licensed by the insurance department in each state in which we do business, as well as to comply with the various laws and regulations of those jurisdictions, including those governing our use of rates and policy forms in those states.

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

Insurance Regulation Concerning Dividends.  We rely on dividends from the Insurance Subsidiaries for our cash requirements.  The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the shareholders of an insurance company.  The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time.  As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend.  An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10.0% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At December 31, 2016, the statutory surplus of Safety Insurance was $604,813 and its net income for 2016 was $57,202.  A maximum of $60,481 will be available during 2017 for such dividends without prior approval of the Commissioner.

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

The Insurance Regulatory Information System.  The Insurance Regulatory Information System ("IRIS") was developed to help state insurance regulators identify companies that may require special financial attention. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios.  The statistical phase consists of 13 key financial ratios based on year-end data that are generated annually from the database of the National Association of Insurance Commissioners ("NAIC").  Each ratio has an established "usual range" of results.  These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges.  Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios.  In 2016, 2015, and 2014 all our ratios for all our Insurance Subsidiaries were within the normal range.

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

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital.  Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies.  At December 31, 2016, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.

Executive Officers and Directors

David F. Brussard, former President and Chief Executive Officer of Safety Insurance retired effective March 31, 2016.  The Board of Directors appointed George M. Murphy, former Vice President of Marketing, as the new President and CEO, effective April 1, 2016.  Mr. Brussard remains as Non-Executive Chairman of the Board of Directors of Safety Insurance Group, Inc.

On February 23, 2016, Mr. Murphy was appointed to the Company’s Board of Directors and to the Investment Committee of the Board of Directors, effective April 1, 2016.  Additionally, John P. Drago, was appointed the Company’s Vice President of Marketing effective April 1, 2016.

The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

			Years
			Employed
Name	Age (1)	Position	by Safety
George M. Murphy	50	President, Chief Executive Officer	28
William J. Begley, Jr.	62	Vice President, Chief Financial Officer and Secretary	31
James D. Berry	57	Vice President - Underwriting	35
John P. Drago	50	Vice President - Marketing	22
David E. Krupa	56	Vice President - Property Claims	34
Ann M. McKeown	50	Vice President - Insurance Operations	27
Paul J. Narciso	53	Vice President - Casualty Claims	26
Stephen A. Varga	49	Vice President - Management Information Systems	24
David F. Brussard	65	Chairman of the Board, Director	-
A. Richard Caputo, Jr. (2)	51	Director	-
Frederic H. Lindeberg	76	Director	-
Peter J. Manning	78	Director	-
David K. McKown	79	Director	-
___________________
(1) As of February 16, 2017
(2) Mr. Caputo resigned as director on February 22, 2017.

George M. Murphy, CPCU, was appointed President and Chief Executive Officer of the Company effective April 1, 2016.  He previously was the Vice President of Marketing since October 1, 2005.  Mr. Murphy was appointed to the Board of Directors and to the Investment Committee in February 2016.  Mr. Murphy has been employed by the Insurance Subsidiaries for over 28 years. Mr. Murphy is also on the Board of Trustees of the Insurance Library Association of Boston.

William J. Begley, Jr. was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 4, 2002.  Since January 1999, Mr. Begley has been the Chief Financial Officer and Treasurer of the Insurance Subsidiaries.  Previously, Mr. Begley served as Assistant Controller of the Insurance Subsidiaries from 1985 to 1987, as Controller from 1987 to 1990 and as Assistant Vice President/Controller from 1990 to 1999.  Mr. Begley has been employed by the Insurance Subsidiaries for over 31 years.  Mr. Begley also serves on the Audit Committee and Investment Committee of Guaranty Fund Management Services, and is a member of the Board of Directors of the Massachusetts Insurers Insolvency Fund.

James D. Berry, CPCU, was appointed Vice President of Underwriting of the Company in July 2015, and was named as Secretary of the Insurance Subsidiaries at that time. Prior to that, he served as the Vice President of Insurance Operations since October 1, 2005.  Mr. Berry has been employed by the Insurance Subsidiaries for over 35 years and has directed the Company's Massachusetts Private Passenger line of business since 2001.  Mr. Berry is on the Board of Directors of the Massachusetts Property Insurance Underwriting Association (FAIR Plan). He has served on several committees of Commonwealth Auto Reinsurers (“CAR”) including Market Review and Defaulted Brokers, Mr. Berry has represented Safety on the Computer Sciences Corporation Series II and Exceed advisory councils.

John P. Drago was appointed Vice President of Marketing on February 1, 2016. Mr. Drago has been employed by the Insurance Subsidiaries for over 22 years and most recently served as Director of Marketing.

David E. Krupa, CPCU, was appointed Vice President of Property Claims of the Company on March 4, 2002.  Mr. Krupa has served as Vice President of Claims of the Insurance Subsidiaries since July 1990 and has been employed by the Insurance Subsidiaries for over 34 years.  Mr. Krupa was first employed by the Company in 1982 and held a series of management positions in the Claims Department before being appointed Vice President in 1990.  Mr. Krupa has served on the Auto Damage Appraisers Licensing Board of Massachusetts and on several claims committees both at the Automobile Insurers Bureau of Massachusetts and CAR.

Ann M. McKeown was appointed Vice President of Insurance Operations of the Company on July 1, 2015.  Ms. McKeown has been employed by the Insurance Subsidiaries for over 27 years wherein she has held management positions in the Underwriting, Information Technology, and Insurance Operations departments. Ms. McKeown has served on the MAIP Steering and Operations Committees of CAR.

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

David F. Brussard was appointed Chariman of the Board in March 2004 and has served as a director of the Company since October 2001.  Mr. Brussard served as President and Chief Executive Officer of the Company from June 2001 until March 31, 2016.  Also, from January 1999 to March 31, 2016, Mr. Brussard served as the CEO and President of the Insurance Subsidiaries.  Previously, Mr. Brussard served as Executive Vice President of the Insurance Subsidiaries from 1985 to 1999 and as Chief Financial Officer and Treasurer of the Insurance Subsidiaries from 1979 to 1999.  Mr. Brussard was also appointed Chairman of the Investment Committee on February 22, 2017.

A. Richard Caputo, Jr. has served as a director of the Company since June 2001.  Mr. Caputo is a Managing Parner of The Jordan Company, a private investment firm, which he has been associated with since 1990.  Mr. Caputo is also a director of various privately held companies. On February 22, 2017, Mr.Caputo resigned his position as a member of the Company’s Board of Directors, effective immediately.

Frederic H. Lindeberg has served as a director of the Company since August 2004.  Mr. Lindeberg has had a consulting practice providing taxation, management and investment counsel since 1991, focusing on finance, real estate, manufacturing and retail industries.  Mr. Lindeberg retired in 1991 as Partner-In-Charge of various KPMG tax offices, after 24 years of service where he provided both accounting and tax counsel to various clients. Mr. Lindeberg is an attorney and certified public accountant.  Mr. Lindeberg was formerly a director of Provident Senior Living Trust (PSLT) and TAL International (TAL) and formerly an adjunct professor at Penn State Graduate School of Business.

Peter J. Manning has served as a director of the Company since September 2003.  Mr. Manning retired in 2003, as Vice Chairman Strategic Business Development of FleetBoston Financial, after 32 years with FleetBoston Financial Corporation (formerly BankBoston) where he also held the positions of Comptroller and Executive Vice President and Chief Financial Officer.  Mr. Manning started his career with Coopers & Lybrand in 1962 prior to his 1972 employment with BankBoston.  He currently is a director of the Blue Hills Bank.

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

Approximately 57.7% of our direct written premiums for the year ended December 31, 2016, were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

Because we write insurance principally in Massachusetts, our business may be adversely affected by conditions in Massachusetts, including the impact of additional competitors.

Almost all of our direct written premiums are currently generated in Massachusetts. Our revenues and profitability are therefore subject to prevailing regulatory, economic, demographic, competitive and other conditions in Massachusetts. Changes in any of these conditions could make it more costly or difficult for us to conduct our business. The Massachusetts market has seen an increased level of competition, particularly in the private passenger automobile insurance line, due to prior changes in regulatory conditions.  To date, we have not had a significant decrease in our private passenger automobile insurance business. However, further competition and adverse results could include loss of market share, decreased revenue, and/or increased costs.

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

Because some of our insureds live near the Massachusetts coastline, we also have a potential exposure to losses from hurricanes and major coastal storms such as Nor'easters.  Although we purchase catastrophe reinsurance to limit our exposure to natural catastrophes, in the event of a major catastrophe resulting in property losses to us in excess of $665,000 our losses would exceed the limits of this reinsurance in addition to losses from our co-participation retention of a portion of the risk up to $665,000.

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

We are subject to comprehensive government regulation and our ability to earn profits may be restricted by these regulations.

General Regulation.    We are subject to regulation by the state insurance department of each state in which we do business.  In each jurisdiction, we must comply with various laws and regulations, including those involving:

•	approval or filing of premium rates and policy forms;
•	limitation of the right to cancel or non-renew policies in some lines;
•	requirements to participate in residual markets;
•	licensing of insurers and agents; and
•	regulation of the right to withdraw from markets or terminate involvement with agencies;

We also are subject to enhanced regulation by our domestic regulator, the Massachusetts Division of Insurance, from which we must obtain prior approval for certain corporate actions.  Among other things, we must comply with laws and regulations governing:

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

Massachusetts, New Hampshire and Maine require that all licensed property and casualty insurers bear a portion of the losses suffered by some insureds as a result of impaired or insolvent insurance companies by participating in each state’s insolvency fund.  Members of the state’s insolvency fund are assessed a proportionate share of the obligations and expenses of the fund in connection with an insolvent insurer. These assessments are made by the fund to cover the cost of paying eligible claims of policyholders of these insolvent insurers.  Similarly, assessments are made by each state’s commercial automobile insurance residual market mechanism to recover the shares of net losses that would have been assessed to the insolvent companies but for their insolvencies. In addition, Massachusetts has established an underwriting association in order to ensure that property insurance is available for owners of high risk property who are not able to obtain insurance from private insurers. The losses of this underwriting association, the Massachusetts Property Insurance Underwriting Association, are shared by all insurers that write property and casualty insurance in Massachusetts. We are assessed from time to time to pay these losses. The effect of these assessments could reduce our profitability in any given period and limit our ability to grow our business.

Because we are unable to predict with certainty changes in the political, economic or regulatory environments of the states in which we operate in the future, there can be no assurance that existing insurance-related laws and regulations will not become more restrictive in the future or that new restrictive laws will not be enacted and, therefore, it is not possible to predict the potential effects of these laws and regulations on us.

We may enter new markets and there can be no assurance that our diversification strategy will be effective.

Although we intend to concentrate on our core businesses in Massachusetts, New Hampshire, and Maine, we also may seek to take advantage of prudent opportunities to expand our core businesses into other states where we believe the independent agent distribution channel is strong. As a result of a number of factors, including the difficulties of finding appropriate expansion opportunities and the challenges of operating in an unfamiliar market, we may not be successful in this diversification. Additionally, in order to carry out any such strategy we would need to obtain the appropriate licenses from the insurance regulatory authority of any such state.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2016, based upon fair value measurement, 90.1% of our investment portfolio was invested in fixed maturity securities, 8.2% in common equity securities and 1.7% in other invested assets. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors.

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

Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock hold approximately 44.4% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis.  No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time.  Sales of substantial amounts of our common stock in the public market by our existing shareholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 16, 2017, there were 24 holders of record of the Company's common stock, par value $0.01 per share, and we estimate another 11,000 held in "Street Name."

2016	High	Low
First quarter	$57.51	$53.36
Second quarter	$62.49	$54.63
Third quarter	$68.50	$61.14
Fourth quarter	$74.70	$65.60

2015	High	Low
First quarter	$65.66	$57.96
Second quarter	$61.32	$54.99
Third quarter	$59.57	$50.98
Fourth quarter	$59.53	$51.14

The closing price of the Company's common stock on February 16, 2017 was $73.25 per share.

During 2016 and 2015, the Company’s Board of Directors declared four quarterly cash dividends to shareholders, which were paid and accrued in the amounts of $42,390 and $41,994, respectively.  On February 15, 2017, the Company's Board of Directors declared a quarterly cash dividend of $.70 per share to shareholders of record on March 1, 2017 payable on March 15, 2017. The Company plans to continue to declare and pay quarterly cash dividends in 2017, depending on the Company's financial position and the regularity of its cash flows.

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

The information called for by Item 201 (d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 24, 2017 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2016 (the Company's fiscal year end), and such information is incorporated herein by reference.

For information regarding our share repurchase program, refer to Item 8—Financial Statements and Supplementary Data, Note 12, Share Repurchase Program, of this Form 10-K.

COMMON STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Stock, for the period beginning on December 31, 2011 and ending on December 31, 2016 with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of six selected property & casualty insurance companies over the same period. The peer group consists of Baldwin & Lyons, Inc., Infinity Property & Casualty Corp., Mercury General Corp., State Auto Financial Corp., Selective Insurance Group, Inc., and Donegal

Group, Inc. The graph shows the change in value of an initial one hundred dollar investment over the period indicated, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since December 31, 2011 Among
Safety Insurance Group, Inc.,
Property & Casualty Insurance Peer Group and the NASDAQ Stock Market Index

$230
$210
$190
$170
$150
$130
$110
$90

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Safety Insurance Group, Inc.	$100	$120	$153	$183	$169	$231
Property & Casualty Insurance Peer Group	$100	$103	$135	$144	$145	$181
NASDAQ Stock Market Index	$100	$118	$168	$190	$189	$228

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2016, 2015, 2014, 2013 and 2012.

The selected historical consolidated financial data for the years ended December 31, 2016, 2015, and 2014, and as of December 31, 2016 and 2015, have been derived from the financial statements of Safety Insurance Group, Inc. included in this annual report which have been audited. The selected historical consolidated financial data for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013, and 2012 has been derived from Safety Insurance Group, Inc.'s consolidated financial statements not included in this annual report, which have been audited.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
Direct written premiums	$811,559	$785,730	$765,685	$731,680	$696,220
Net written premiums	$766,470	$746,180	$734,914	$697,450	$663,942
Net earned premiums	$755,760	$738,164	$716,875	$681,870	$642,469
Net investment income	38,413	40,534	42,303	43,054	40,870
Earnings from partnership investments	3,185	2,387	878	-	-
Net realized gains (losses) on investments	5,559	(469)	197	1,677	1,975
Net impairment losses on investments	(798)	(796)	—	—	—
Finance and other service income	17,703	18,133	18,544	18,683	18,553
Total revenue	819,822	797,953	778,797	745,284	703,867
Losses and loss adjustment expenses	493,433	612,569	476,366	447,749	422,217
Underwriting, operating and related expenses	233,017	213,939	219,023	209,758	200,138
Interest expense	90	90	90	89	88
Total expenses	726,540	826,598	695,479	657,596	622,443
Income (loss) before income taxes	93,282	(28,645)	83,318	87,688	81,424
Income tax expense (credit)	28,697	(14,792)	23,964	26,337	23,354
Net income (loss)	$64,585	$(13,853)	59,354	61,351	58,070
Earnings (loss) per weighted average common share:
Basic	$4.29	$(0.93)	$3.93	$3.99	$3.80
Diluted	$4.27	$(0.93)	$3.91	$3.98	$3.80
Cash dividends paid per common share	$2.80	$2.80	$2.60	$2.40	$2.20

Number of shares used in computing earnings (loss) per share:
Basic	14,946,453	14,866,607	14,963,047	15,167,052	15,288,346
Diluted	15,032,263	14,866,607	15,052,745	15,212,385	15,295,452

	Years Ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total cash and investment securities	$1,300,558	$1,256,937	$1,298,716	$1,258,453	$1,223,736
Total assets	1,758,246	1,703,869	1,675,719	1,625,457	1,574,346
Losses and loss adjustment expense reserves	560,321	553,977	482,012	455,014	423,842
Total liabilities	1,087,520	1,059,370	967,436	930,270	879,987
Total shareholders' equity	670,726	644,499	708,283	695,187	694,359
GAAP Ratios:
Loss ratio (1)	65.3%	83.0%	66.5%	65.7%	65.7%
Expense ratio (1)	30.8	29.0	30.6	30.8	31.2
Combined ratio (1)	96.1%	112.0%	97.1%	96.5%	96.9%

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

We are a leading provider of private passenger automobile insurance in Massachusetts.  In addition to private passenger automobile insurance (which represented 57.7% of our direct written premiums in 2016), we offer a portfolio of other insurance products, including commercial automobile (14.9% of 2016 direct written premiums), homeowners (22.4% of 2016 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 5.0% of 2016 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 890 in 1,101 locations throughout these three states during 2016. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile and the second largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 9.7% and 14.7% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2016, according to statistics compiled by CAR based on automobile exposures.  We also are the fourth largest homeowners insurance carrier in Massachusetts with a 7.2% share of that market.  We were ranked the 48th largest automobile writer in the country according to A.M. Best, based on 2015 direct written premiums.  We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008. During the years ended December 31, 2016, 2015, and 2014, we wrote $26,128, $22,731, and $18,755 in direct written premiums, respectively, and approximately 26,626, 24,364, and 20,626 policies, respectively, in New Hampshire.

On February 9, 2015, the Insurance Subsidiaries each received a license to begin writing our property and casualty insurance products in the state of Maine. We began writing business in Maine in 2016.

Recent Trends and Events

Losses and loss adjustment expenses incurred for the year ended December 31, 2016 decreased by $119,136, or 19.4%, to $493,433 from $612,569 for the comparable 2015.  The decrease is due to losses related to the highest recorded snowfall totals in Massachusetts history in 2015, which produced elevated catastrophe and non-catastrophe claims activity throughout our personal and commercial property lines.  An unprecedented level of snow, specifically 9 feet in various Massachusetts communities and 95 inches in the Boston area alone, was received during a 30 day period in the first quarter of 2015.

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

Catastrophe losses incurred by the type of event are shown in the following table.

	Years Ended December 31,
Event	2016	2015	2014
Windstorms and hailstorms	$-	$13,569	$1,969
Tornado and windstorms	-	-	-
Rainstorms	-	-	-
Floods	-	-	-
Icestorms and snowstorms	8,854	167,367	6,223
Hurricane and tropical storms	-	-	-
Total losses incurred (1)	$8,854	$180,936	$8,192

(1)  Total losses incurred include losses plus defense and cost containment expenses and excludes adjusting and other claims settlement expenses.

For the year ended December 31, 2016, our total expected reinsurance recovery from reinsurers under our catastrophe program related to the 2015 snow event is $67,934.  Amounts recoverable from reinsurers are billed to the reinsurer as claims are paid by the Company.  At December 31, 2016, the reinsurance recoverable on paid and unpaid loss and loss adjustment expense related to the 2015 snow event is $31,701.  We did not have any recoveries from our primary catastrophe reinsurance treaties during the year ended December 31, 2014.

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

Our GAAP insurance ratios are presented in the following table for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
GAAP ratios:
Loss ratio	65.3%	83.0%	66.5%
Expense ratio	30.8	29.0	30.6
Combined ratio	96.1%	112.0%	97.1%

Share-Based Compensation

On June 25, 2002, the Board of Directors of the Company (the "Board") adopted the 2002 Management Omnibus Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options ("NQSOs"), stock appreciation rights and restricted stock ("RS") awards.

On March 10, 2006, the Board approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes. A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. Under the Incentive Plan, as amended, the maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. As of December 31, 2016, there were 279,142 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants outstanding under the Incentive Plan as of December 31, 2016, were comprised of 190,103 restricted shares.

Grants made under the Incentive Plan during the years 2012 through 2016 were as follows.

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business.  We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”).  The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event.  We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models.  As of January 1, 2017, we have purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000.  Our reinsurers’ co-participation is 65.0% of $100,000 for the 1st layer, 80.0% of $280,000 for the 2nd layer, 80.0% of $135,000 for the 3rd layer and 80.0% of $100,000 for the 4th layer. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance in 2017 protects us in the event of a “130-year storm” (that is, a storm of a severity expected to occur once in a 130-year period).  Swiss Re, our primary reinsurer, maintains an A.M. Best rating of “A+” (Superior).  Most of our other reinsurers have an A.M. Best rating of “A+” (Superior) or “A” (Excellent).

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing commercial automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  The FAIR Plan buys reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2016, the FAIR Plan purchased $1,600,000 of catastrophe reinsurance for property losses with retention of $100,000.  At December 31, 2016, our total expected reinsurance recovery from reinsurers under our catastrophe reinsurance program related to the 2015 snow event (as discussed in the Recent Trends and Events section) is $67,934.  Amounts recoverable from reinsurers are billed to the reinsurer as claims are paid by the Company.  At December 31, 2016, the reinsurance recoverable on paid and unpaid loss and loss adjustment expense related to the 2015 snow event is $31,701.

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

We also had $86,889 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables

Effects of Inflation

 We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Results of Operations

The following table shows certain of our selected financial results.

	Years Ended December 31,
	2016	2015	2014
Direct written premiums	$811,559	$785,730	$765,685
Net written premiums	$766,470	$746,180	$734,914
Net earned premiums	$755,760	$738,164	$716,875
Net investment income	38,413	40,534	42,303
Earnings from partnership investments	3,185	2,387	878
Net realized gains (losses) on investments	5,559	(469)	197
Net impairment losses on investments	(798)	(796)	—
Finance and other service income	17,703	18,133	18,544
Total revenue	819,822	797,953	778,797
Loss and loss adjustment expenses	493,433	612,569	476,366
Underwriting, operating and related expenses	233,017	213,939	219,023
Interest expense	90	90	90
Total expenses	726,540	826,598	695,479
Income (loss) before income taxes	93,282	(28,645)	83,318
Income tax expense (credit)	28,697	(14,792)	23,964
Net income (loss)	$64,585	$(13,853)	$59,354
Earnings (loss) per weighted average common share:
Basic	$4.29	$(0.93)	$3.93
Diluted	$4.27	$(0.93)	$3.91
Cash dividends paid per common share	$2.80	$2.80	$2.60

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED 2015

Direct Written Premiums.  Direct written premiums for the year ended December 31, 2016 increased by $25,829, or 3.3%, to $811,559 from $785,730 for the comparable 2015 period.  The 2016 increases occurred primarily in our commercial automobile and homeowners business lines which experienced increases of 7.5% and 7.4% respectively, in average written premium per exposure.  Written exposures increased by 3.8% and decreased by 0.5% in our commercial automobile and homeowners lines, respectively.  Our private passenger line also experienced an increase of 3.1% in average written premium per exposure.

Net Written Premiums.  Net written premiums for the year ended December 31, 2016 increased by $20,290, or 2.7%, to $766,470 from $746,180 for the comparable  2015 period.  The 2016 increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the year ended December 31, 2016 increased by $17,596, or 2.4%, to $755,760 from $738,164 for the comparable 2015 period. The 2016 increase was primarily due to the factors that increased direct written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Year Ended December 31,
	2016	2015
Written Premiums
Direct	$811,559	$785,730
Assumed	30,424	28,322
Ceded	(75,513)	(67,872)
Net written premiums	$766,470	$746,180

Earned Premiums
Direct	$796,366	$776,633
Assumed	29,544	25,819
Ceded	(70,150)	(64,288)
Net earned premiums	$755,760	$738,164

Net Investment Income.  Net investment income for the year ended December 31, 2016 decreased by $2,121, or 5.2%, to $38,413 from $40,534 for the comparable 2015 period.  The decrease is a result of changes in the average invested asset balance as a result of investment proceeds used in the payment of claims resulting from the 2015 winter events and increases in fixed maturity amortization.  Net effective annual yield on the investment portfolio was 3.1 % for the year ended December 31, 2016 compared to 3.3 % for the year ended December 31, 2015. Our duration was 4.3 years at December 31, 2016, up from 4.1 years at December 31, 2015.

Earnings from Partnership Investments.  Earnings from partnership investments were $3,185 for the year ended December 31, 2016 compared to $2,387 for the year ended December 31, 2015.

Realized Gains (Losses) on Investments.  Net realized gains on investments were $5,559 for the year ended December 31, 2016 compared to net realized losses on investments $469 for the comparable 2015 period.  The increase is a result of sales of equity securities during 2016.

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of December 31, 2016
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$302	$—	$—	$—	$302
Obligations of states and political subdivisions	382,811	11,534	(3,912)	—	390,433
Residential mortgage-backed securities (1)	252,031	3,256	(2,656)	—	252,631
Commercial mortgage-backed securities	35,695	191	(432)	—	35,454
Other asset-backed securities	70,411	89	(90)	—	70,410
Corporate and other securities	401,413	7,070	(3,444)	—	405,039
Subtotal, fixed maturity securities	1,142,663	22,140	(10,534)	—	1,154,269
Equity securities (2)	92,326	15,504	(2,735)	—	105,095
Other invested assets (5)	21,142	—	—	—	21,142
Totals	$1,256,131	$37,644	$(13,269)	$—	$1,280,506

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

(3)  Our investment portfolio included 343 securities in an unrealized loss position at December 31, 2016.

(4)  Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.

(5)  Other invested assets are accounted for under the equity method which approximates fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of December 31, 2016
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$252,989	22.0%
Aaa/Aa	390,432	33.8
A	237,787	20.6
Baa	124,340	10.8
Ba	40,667	3.5
B	68,449	5.9
Caa	11,072	1.0
CA	416	-
D	355	-
Not rated	27,762	2.4
Total	$1,154,269	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of December 31, 2016, our portfolio of fixed maturity investments was principally comprised of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.  We have no exposure to European sovereign debt.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2016.

	As of December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$301	$—	$—	$—	$301	$—
Obligations of states and political subdivisions	79,960	3,912	—	—	79,960	3,912
Residential mortgage-backed securities	182,265	2,476	4,595	180	186,860	2,656
Commercial mortgage-backed securities	15,521	432	—	—	15,521	432
Other asset-backed securities	31,869	90	—	—	31,869	90
Corporate and other securities	118,625	2,044	17,531	1,400	136,156	3,444
Subtotal, fixed maturity securities	428,541	8,954	22,126	1,580	450,667	10,534
Equity securities	6,364	315	14,841	2,420	21,205	2,735
Total temporarily impaired securities	$434,905	$9,269	$36,967	$4,000	$471,872	$13,269

As of December 31, 2016, we held insured investment securities of approximately $4,578, which represented approximately 0.4% of our total investments.  Approximately $232 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of December 31, 2016.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of December 31, 2016
			Exposure Net
		Pre-refunded	of Pre-refunded
	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$-	$-	$-
Financial Guaranty Insurance Company	232	232	-
Assured Guaranty Municipal Corporation	-	-	-
National Public Finance Guaranty Corporation	4,346	-	4,346
Total	$4,578	$232	$4,346

 The Moody's ratings of our insured investments held at December 31, 2016 are essentially the same with or the without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of December 31, 2016 for potential other-than-temporary asset impairments.  The Company held five debt securities at December 31, 2016 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment charge.  As a result of our analysis, the Company recognized OTTI of $798 for the year ended December 31, 2016, which consisted entirely of credit losses related to fixed maturity securities.

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

Of the $13,269 gross unrealized losses as of December 31, 2016, $3,912 relates to obligations of U.S. Treasuries, states and political subdivisions. The remaining $9,357 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

The majority of unrealized losses recorded on the investment portfolio at December 31, 2016 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For information regarding fair value measurements of our investment portfolio, refer to Item 8—Financial Statements and Supplementary Data, Note 14, Fair Value of Financial Instruments, of this Form 10-K.

Net Impairment Losses on Investments. Net impairment losses on investments were $798 and $796 for the year ended December 31, 2016 and December 31, 2015.

Finance and Other Service Income.  Finance and other service income include revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income decreased by $430, or 2.4%, to $17,703 for the year ended December 31, 2016 from $18,133 for the comparable 2015 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the year ended December 31, 2016 decreased by $119,136, or 19.4%, to $493,433 from $612,569 for the comparable 2015 period due primarily to the winter snowfall catastrophe in 2015.

Our GAAP loss ratio for the year ended December 31, 2016 and 2015 was 65.3% and 83.0%, respectively. Our GAAP loss ratio excluding loss adjustment expenses was 56.8% and 72.9% for the year ended December 31, 2016 and 2015, respectively. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2016 was $45,448, compared to $30,313, for the comparable 2015 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the year ended December 31, 2016 increased by $19,078, or 8.9%, to $233,017 from $213,939 for the comparable 2015 period. Our GAAP expense ratio for the year ended December 31, 2016 increased to 30.8% from 29.0% for the comparable 2015 period.  The increase in underwriting, operating and related expenses and the expense ratio is attributable to increases in contingent commissions and bonus compensation.

Interest Expenses.  Interest expense was $90 for each of the years ended December 31, 2016 and 2015. The credit facility commitment fee included in interest expense was $75 for each of the years ended December 31, 2016 and 2015.

Income Tax Expense (Credit).  Our effective tax rates were 30.8% and 51.6% for the years ended December 31, 2016 and 2015, respectively. The effective rate in 2016 was lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income. The effective rate in 2015 is the result of the net loss of the Company, which is increased by the adjustments for tax-exempt interest income.

Net Income (Loss).  Net income for the year ended December 31, 2016 was $64,585 compared to a net loss of $13,853 for the comparable 2015 period.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED 2014

Direct Written Premiums.  Direct written premiums for the year ended December 31, 2015 increased by $20,045, or 2.6%, to $785,730 from $765,685 for the comparable 2014 period.  The 2015 increases occurred primarily in our homeowners and personal automobile business lines which experienced increases of  6.1% and 3.2%, respectively, in average written premium per exposure.  Written exposures increased by 5.8% and 2.4% in our commercial automobile and homeowners lines, respectively.  The increase in homeowners exposures is primarily the result of our pricing strategy of offering account discounts to policyholders who insure both an automobile and home with us.

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

Net Investment Income.  Net investment income for the year ended December 31, 2015 decreased by $1,769, or 4.2%, to $40,534 from $42,303 for the comparable 2014 period.  Net effective annual yield on the investment portfolio was 3.3% for the year ended December 31, 2015 compared to 3.5% for the year ended December 31, 2014. Our duration was 4.1 years at December 31, 2015 up from 3.8 years at December 31, 2014.

Earnings from Partnership Investments. Earnings from partnership investments were $2,387 for the year ended December 31, 2015 compared to $878 for the year ended December 31, 2014. Investment activity in this partnership commenced in the fourth quarter of 2014.

Net Realized (Losses) Gains on Investments.  Net realized losses on investments were $469 for the year ended December 31, 2015 compared to net realized gains on investments of $197 for the comparable 2014 period.

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

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of December 31, 2015
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$243,562	22.5%
Aaa/Aa	391,839	36.2
A	219,580	20.3
Baa	110,386	10.2
Ba	39,835	3.7
B	61,189	5.7
Caa	10,252	1.0
C	21	-
D	303	-
Not rated	4,670	0.4
Total	$1,081,637	100.0%

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

The Moody's ratings of our insured investments held at December 31, 2015 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of December 31, 2015 for potential other-than-temporary asset impairments. The Company held five securities at December 31, 2015 with a material (20.0% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment charge. As a result of our analysis, the Company recognized OTTI of $796 for the year ended December 31, 2015, which consisted entirely of credit losses related to fixed maturity securities.

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

The majority of the unrealized losses recorded on the investment portfolio at December 31, 2015 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

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

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the year ended December 31, 2015 increased by $136,203, or 28.6%, to $612,569 from $476,366 for the comparable 2014 period due to the winter snowfall catastrophe in 2015.

Our GAAP loss ratio for the years ended December 31, 2015 and 2014 was 83.0% and 66.5%, respectively.  Our GAAP loss ratio excluding loss adjustment expenses was 72.9% and 57.8% for the years ended December 31, 2015 and 2014, respectively.  Total prior year favorable development included in the pre-tax results for the year ended December 31, 2015 was $30,313, compared to $37,368, for the comparable 2014 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the year ended December 31, 2015 decreased by $5,084, or 2.3%, to $213,939 from $219,023 for the comparable 2014 period, primarily due to a decrease in commissions paid to agents. Our GAAP expense ratios for the year ended December 31, 2015 decreased to 29.0% from 30.6% for the comparable 2014 period. The decrease in underwriting, operating and related expense and the expense ratio is attributable to decreases in contingent commissions and bonus compensation.

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

Net cash provided by operating activities was $98,824, $22,891, and $97,569 during the years ended December 31, 2016, 2015, and 2014, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Cash flows from operations in the year ended 2015 were lower than the years ended 2016 and 2014  due to the increased claims activity resulting from the 2015 winter.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $84,252 and $48,522 for the years ended December 31, 2016 and December 31, 2014, respectively, as purchases of fixed maturity and equity securities exceeded sales, paydowns, calls and maturities of fixed maturity and equity securities. Net cash provided by investing activities was $23,845 during the year ended December 31, 2015, as sales, paydowns, calls and maturities of fixed maturities and equity securities exceeded purchases of fixed maturity and equity securities due to the payment of claims resulting from the 2015 winter events.

Net cash used for financing activities was $42,014, $41,697, and $62,469 during the years ended December 31, 2016, 2015 and 2014, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders and the acquisition of treasury stock.

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

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our Insurance Subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2016, the statutory surplus of Safety Insurance was $604,813, and its net income for 2016 was $57,202.  As a result, a maximum of $60,481 is available in 2017 for such dividends without prior approval of the Commissioner. Under this Massachusetts statute, the Insurance Subsidiaries has restricted net assets in the amount of $544,332 at December 31, 2016. During the twelve months ended December 31, 2016, Safety Insurance recorded dividends to Safety of $39,156

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2016 and 2015 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 17, 2015	March 2, 2015	March 13, 2015	$0.70	$10,468
May 5, 2015	June 1, 2015	June 15, 2015	$0.70	$10,524
August 6, 2015	September 1, 2015	September 15, 2015	$0.70	$10,548
November 3, 2015	December 1, 2015	December 12, 2015	$0.70	$10,454
February 16, 2016	March 1, 2016	March 15, 2016	$0.70	$10,554
May 3, 2016	June 1, 2016	June 15, 2016	$0.70	$10,610
August 3, 2016	September 1, 2016	September 15, 2016	$0.70	$10,611
November 1, 2016	December 1, 2016	December 15, 2016	$0.70	$10,615

On February 15, 2017, our Board approved and declared a quarterly cash dividend on our common stock of $0.70 per share to be paid on March 15, 2017 to shareholders of record on March 1, 2017.  We plan to continue to declare and pay quarterly cash dividends in 2017, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of December 31, 2016, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  At December 31, 2016 and December 31, 2015, the Company had purchased 2,279,570 shares at a cost of $83,835.

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

Contractual Obligations

We have obligations to make future payments under contracts and credit-related financial instruments and commitments.  At December 31, 2016, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
	Within	Two to Three	Four to Five	After
	One Year	Years	Years	Five Years	Total
Loss and LAE reserves	$274,558	$246,541	$33,619	$5,603	$560,321
Operating leases	3,990	4,155	-	-	8,145
Total contractual obligations	$278,548	$250,696	$33,619	$5,603	$568,466

As of December 31, 2016, the Company had loss and LAE reserves of $560,321, unpaid reinsurance recoverables of $83,724 and net loss and LAE reserves of $476,597.  Our loss and LAE reserves are estimates as described in more detail under Critical Accounting Policies and Estimates.  The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown.  Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above.  While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

 As part of the Company’s investment activity, we have committed $40,000 to investments in limited partnerships.  The Company has contributed $19,757 to these commitments as of December 31, 2016.  As of December 31, 2016, the remaining committed capital due to be called is $20,243.

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

 Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $436,208 to $493,754 as of December 31, 2016 compared to a range of $446,368 to $495,541 as of December 31, 2015.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $476,597 as of December 31, 2016 compared to $485,716 as of December 31, 2015.

 The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2016 and December 31, 2015.

	As of December 31, 2016
Line of Business	Low	Recorded	High
Private passenger automobile	$227,646	$246,918	$247,782
Commercial automobile	72,785	79,115	81,562
Homeowners	72,939	80,594	87,105
All other	62,838	69,970	77,305
Total	$436,208	$476,597	$493,754

	As of December 31, 2015
Line of Business	Low	Recorded	High
Private passenger automobile	$225,126	$241,767	$243,276
Commercial automobile	64,647	71,499	72,092
Homeowners	91,348	100,987	104,525
All other	65,247	71,463	75,648
Total	$446,368	$485,716	$495,541

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31, 2016 and December 31, 2015.

	As of December 31, 2016
Line of Business	Case	IBNR	Total
Private passenger automobile	$261,387	$(14,827)	$246,560
CAR assumed private passenger auto	65	293	358
Commercial automobile	50,155	7,863	58,018
CAR assumed commercial automobile	11,133	9,964	21,097
Homeowners	68,781	2,138	70,919
FAIR Plan assumed homeowners	3,654	6,021	9,675
All other	38,562	31,408	69,970
Total net reserves for losses and LAE	$433,737	$42,860	$476,597

	As of December 31, 2015
Line of Business	Case	IBNR	Total
Private passenger automobile	$254,778	$(13,403)	$241,375
CAR assumed private passenger auto	143	249	392
Commercial automobile	43,709	10,545	54,254
CAR assumed commercial automobile	8,091	9,154	17,245
Homeowners	72,704	18,706	91,410
FAIR Plan assumed homeowners	4,200	5,377	9,577
All other	37,935	33,528	71,463
Total net reserves for losses and LAE	$421,560	$64,156	$485,716

At December 31, 2016 and 2015, our total IBNR reserves for our private passenger automobile line of business were comprised of $(36,629) and $(34,929) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $21,802 and $21,526 related to our estimation for not yet reported losses, respectively.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 47.2% of our total reserves for CAR assumed commercial automobile business as of December 31, 2016 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 62.2% of our total reserves for FAIR Plan assumed homeowners at December 31, 2016 due to similar reporting delays in the information we receive from FAIR Plan.

The following tables present information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of December 31, 2016 and 2015.

	As of December 31, 2016
Line of Business	Retained	Assumed	Net
Private passenger automobile	$246,560
CAR assumed private passenger automobile		$358
Net private passenger automobile			$246,918
Commercial automobile	58,018
CAR assumed commercial automobile		21,097
Net commercial automobile			79,115
Homeowners	70,919
FAIR Plan assumed homeowners		9,675
Net homeowners			80,594
All other	69,970	-	69,970
Total net reserves for losses and LAE	$445,467	$31,130	$476,597

	As of December 31, 2015
Line of Business	Retained	Assumed	Net
Private passenger automobile	$241,375
CAR assumed private passenger automobile		$392
Net private passenger automobile			$241,767
Commercial automobile	54,254
CAR assumed commercial automobile		17,245
Net commercial automobile			71,499
Homeowners	91,410
FAIR Plan assumed homeowners		9,577
Net homeowners			100,987
All other	71,463	-	71,463
Total net reserves for losses and LAE	$458,502	$27,214	$485,716

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

Although we rely to a significant extent in setting our reserves on the information the various residual markets provide, we are cautious in our use of that information, because of the delays in receiving data from the various residual markets.  Because of the lag in the various residual market estimations, and in order to try to validate to the extent possible the information provided, we estimate the effects of the actions of our competitors in order to establish our Participation Ratio.

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the twelve months ended December 31, 2016, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $7,560.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $4,914 effect on net income, or $0.33 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the twelve months ended December 31, 2016.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,931)	$(2,466)	$—
Estimated increase in net income	3,205	1,603	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,466)	—	2,466
Estimated increase (decrease) in net income	1,603	—	(1,603)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,466	4,931
Estimated decrease in net income	—	(1,603)	(3,205)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,160)	(580)	—
Estimated increase in net income	754	377	—
No Change in Severity
Estimated (decrease) increase in reserves	(580)	—	580
Estimated increase (decrease) in net income	377	—	(377)
+1 Percent Change in Severity
Estimated increase in reserves	—	580	1,160
Estimated decrease in net income	—	(377)	(754)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,418)	(709)	—
Estimated increase in net income	922	461	—
No Change in Severity
Estimated (decrease) increase in reserves	(709)	—	709
Estimated increase (decrease) in net income	461	—	(461)
+1 Percent Change in Severity
Estimated increase in reserves	—	709	1,418
Estimated decrease in net income	—	(461)	(922)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,399)	(700)	—
Estimated increase in net income	909	455	—
No Change in Severity
Estimated (decrease) increase in reserves	(700)	—	700
Estimated increase (decrease) in net income	455	—	(455)
+1 Percent Change in Severity
Estimated increase in reserves	—	700	1,399
Estimated decrease in net income	—	(455)	(909)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2016.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(4)	$4
Estimated increase (decrease) in net income	3	(3)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(211)	211
Estimated increase (decrease) in net income	137	(137)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(97)	97
Estimated increase (decrease) in net income	63	(63)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $45,448, $30,313 and $37,368 for the years ended December 31, 2016, 2015, and 2014, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2016, 2015 and 2014, respectively. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Year Ended December 31,
Accident Year	2016	2015	2014
2006 & prior	$(1,251)	$(1,713)	$(3,036)
2007	(583)	(763)	(1,526)
2008	(1,880)	(1,071)	(2,738)
2009	(1,080)	(1,678)	(4,812)
2010	(2,670)	(3,559)	(6,573)
2011	(5,370)	(4,898)	(7,975)
2012	(6,970)	(10,754)	(8,085)
2013	(12,589)	(4,683)	(2,623)
2014	(9,398)	(1,194)	—
2015	(3,657)	—	—
All prior years	$(45,448)	$(30,313)	$(37,368)

The decreases in prior years reserves during the years ended December 31, 2016, 2015 and 2014 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2016 decrease is primarily composed of reductions of $25,019, in our retained automobile reserves and $11,648 in our retained homeowners reserves. The 2015 decrease is primarily composed of reductions of $18,644 in our retained automobile reserves and $7,964 in our retained homeowners reserves. The 2014 decrease is primarily composed of reductions of $23,272 in our retained automobile reserves and $8,804 in our retained homeowners reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2016.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2006 & prior	$(262)	$(59)	$(38)	$(891)	$(1,250)
2007	(193)	(101)	(188)	(101)	(583)
2008	(1,189)	(365)	(185)	(142)	(1,881)
2009	(680)	(106)	(94)	(200)	(1,080)
2010	(1,563)	(295)	(525)	(287)	(2,670)
2011	(1,208)	(772)	(1,696)	(1,694)	(5,370)
2012	(2,977)	(288)	(2,488)	(1,217)	(6,970)
2013	(3,757)	(2,235)	(5,001)	(1,596)	(12,589)
2014	(3,347)	(2,246)	(2,289)	(1,516)	(9,398)
2015	(3,377)	(602)	(395)	717	(3,657)
All prior years	$(18,553)	$(7,069)	$(12,899)	$(6,927)	$(45,448)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the year ended December 31, 2016 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2006 & prior	$(262)	$(60)	$(38)	$(891)	$(1,251)
2007	(193)	(101)	(188)	(101)	(583)
2008	(1,189)	(386)	(185)	(142)	(1,902)
2009	(680)	(108)	(94)	(200)	(1,082)
2010	(1,563)	(268)	(518)	(287)	(2,636)
2011	(1,208)	(669)	(1,612)	(1,694)	(5,183)
2012	(2,977)	(137)	(2,315)	(1,217)	(6,646)
2013	(3,757)	(2,249)	(4,712)	(1,596)	(12,314)
2014	(3,347)	(2,288)	(2,065)	(1,516)	(9,216)
2015	(3,377)	(200)	79	717	(2,781)
All prior years	$(18,553)	$(6,466)	$(11,648)	$(6,927)	$(43,594)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the year ended December 31, 2016.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2006 & prior	$—	$—	$—	$—
2007	—	—	—	—
2008	—	22	—	22
2009	—	2	—	2
2010	—	(27)	(7)	(34)
2011	—	(103)	(84)	(187)
2012	—	(151)	(173)	(324)
2013	—	14	(289)	(275)
2014	—	42	(224)	(182)
2015	—	(402)	(474)	(876)
All prior years	$—	$(603)	$(1,251)	$(1,854)

Our private passenger automobile line of business prior year reserves decreased by $18,553 for the year ended December 31, 2016.  The decrease was primarily due to improved retained private passenger results of $16,229 for the accident years 2010 through 2015.

The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our retained commercial automobile line of business prior year reserves decreased by $6,466 for the year ended December 31, 2016 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves decreased by $11,648 for the year ended December 31, 2016 due primarily to re-estimation of catastrophe losses for 2011 through 2014.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of December 31, 2016
Estimated fair value	$1,197,319	$1,154,269	$1,107,500
Estimated increase (decrease) in fair value	$43,050	$—	$(46,769)

As of December 31, 2015
Estimated fair value	$1,118,743	$1,081,637	$1,039,997
Estimated increase (decrease) in fair value	$37,106	$—	$(41,640)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At December 31, 2016, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2016, assuming that all of such debt is outstanding for the entire year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SAFETY INSURANCE GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety Insurance Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Safety Insurance Group, Inc. at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing on Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 24, 2017

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,	December 31,
	2016	2015

Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,142,663 and $1,063,971)	$1,154,269	$1,081,637
Equity securities, at fair value (cost: $92,326 and $102,541)	105,095	110,204
Other invested assets	21,142	17,602
Total investments	1,280,506	1,209,443
Cash and cash equivalents	20,052	47,494
Accounts receivable, net of allowance for doubtful accounts	187,696	178,567
Receivable for securities sold	7,098	260
Accrued investment income	8,858	8,922
Taxes recoverable	—	15,497
Receivable from reinsurers related to paid loss and loss adjustment expenses	29,504	40,972
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	83,724	68,261
Ceded unearned premiums	28,585	23,222
Deferred policy acquisition costs	70,996	68,937
Deferred income taxes	3,083	4,430
Equity and deposits in pools	24,675	23,558
Other assets	13,469	14,306
Total assets	$1,758,246	$1,703,869

Liabilities
Loss and loss adjustment expense reserves	$560,321	$553,977
Unearned premium reserves	418,033	401,961
Accounts payable and accrued liabilities	66,805	53,722
Payable for securities purchased	5,564	8,607
Payable to reinsurers	13,502	11,547
Taxes payable	1,110	—
Other liabilities	22,185	29,556
Total liabilities	1,087,520	1,059,370

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,430,189 and 17,373,643 shares issued	174	174
Additional paid-in capital	184,549	179,896
Accumulated other comprehensive income, net of taxes	15,843	16,464
Retained earnings	553,995	531,800
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	670,726	644,499
Total liabilities and shareholders’ equity	$1,758,246	$1,703,869

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

Net earned premiums	$755,760	$738,164	$716,875
Net investment income	38,413	40,534	42,303
Earnings from partnership investments	3,185	2,387	878
Net realized gains (losses) on investments	5,559	(469)	197
Net impairment losses on investments (a)	(798)	(796)	—
Finance and other service income	17,703	18,133	18,544
Total revenue	819,822	797,953	778,797

Losses and loss adjustment expenses	493,433	612,569	476,366
Underwriting, operating and related expenses	233,017	213,939	219,023
Interest expense	90	90	90
Total expenses	726,540	826,598	695,479

Income (loss) before income taxes	93,282	(28,645)	83,318
Income tax expense (credit)	28,697	(14,792)	23,964
Net income (loss)	$64,585	$(13,853)	$59,354

Earnings (loss) per weighted average common share:
Basic	$4.29	$(0.93)	$3.93
Diluted	$4.27	$(0.93)	$3.91

Cash dividends paid per common share	$2.80	$2.80	$2.60

Number of shares used in computing earnings (loss) per share:
Basic	14,946,453	14,866,607	14,963,047
Diluted	15,032,263	14,866,607	15,052,745

(a)	No portion of the other-than-temporary impairments recognized in the period indicated were included in comprehensive income.

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$64,585	$(13,853)	$59,354

Other comprehensive income (loss), net of tax:
Unrealized holding gains or (losses) during the period, net of income tax expense (benefit) of $1,611 , ($6,761), and $6,269.	2,992	(12,556)	11,643
Reclassification adjustment for (losses) or gains included in net income, net of income tax (expense) benefit of ($1,945), $164 , and ($69).	(3,613)	305	(128)
Unrealized (losses) or gains on securities available for sale	(621)	(12,251)	11,515

Comprehensive income (loss)	$63,964	$(26,104)	$70,869

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2013	$172	$170,391	$17,200	$567,792	$(60,368)	$695,187
Net income				59,354		59,354
Unrealized gains on securities available for sale, net of deferred federal income taxes			11,515			11,515
Restricted share awards issued	1	216				217
Recognition of employee share-based compensation, net of deferred federal income taxes		4,677				4,677
Exercise of options, net of federal income taxes		299				299
Dividends paid and accrued				(39,499)		(39,499)
Acquisition of treasury stock					(23,467)	(23,467)
Balance at December 31, 2014	173	175,583	28,715	587,647	(83,835)	708,283
Net loss				(13,853)		(13,853)
Unrealized losses on securities available for sale, net of deferred federal income taxes			(12,251)			(12,251)
Restricted share awards issued	1	246				247
Recognition of employee share-based compensation, net of deferred federal income taxes		3,787				3,787
Exercise of options, net of federal income taxes		280				280
Dividends paid and accrued				(41,994)		(41,994)
Balance at December 31, 2015	174	179,896	16,464	531,800	(83,835)	644,499
Net income				64,585		64,585
Unrealized losses on securities available for sale, net of deferred federal income taxes			(621)			(621)
Restricted share awards issued		280				280
Recognition of employee share-based compensation, net of deferred federal income taxes		4,122				4,122
Exercise of options, net of federal income taxes		251				251
Dividends paid and accrued				(42,390)		(42,390)
Balance at December 31, 2016	$174	$184,549	$15,843	$553,995	$(83,835)	$670,726

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$64,585	$(13,853)	$59,354
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization, net	14,073	12,597	13,123
Provision (credit) for deferred income taxes	1,681	552	(602)
Net realized (gains) losses on investments	(5,559)	469	(197)
Net impairment losses on investments	798	796	—
Earnings from partnership investments	(3,185)	(2,387)	(878)
Changes in assets and liabilities:
Accounts receivable	(9,129)	(3,035)	(6,228)
Accrued investment income	64	1,373	34
Receivable from reinsurers	(3,995)	(41,721)	(2,578)
Ceded unearned premiums	(5,363)	(3,584)	(1,738)
Deferred policy acquisition costs	(2,059)	(1,608)	(3,941)
Taxes recoverable	15,497	(15,497)	—
Other assets	348	(726)	(2,871)
Loss and loss adjustment expense reserves	6,344	71,965	26,998
Unearned premium reserves	16,072	11,600	19,778
Accounts payable and accrued liabilities	14,068	(12,423)	(577)
Payable to reinsurers	1,955	3,894	559
Other liabilities	(7,371)	14,479	(2,667)
Net cash provided by operating activities	98,824	22,891	97,569

Cash flows from investing activities:
Fixed maturities purchased	(295,211)	(227,328)	(234,172)
Equity securities purchased	(30,060)	(26,658)	(27,665)
Other invested assets purchased	(5,248)	(4,824)	(4,976)
Proceeds from sales and paydowns of fixed maturities	99,682	150,932	153,701
Proceeds from maturities, redemptions, and calls of fixed maturities	99,883	110,189	52,253
Proceed from sales of equity securities	46,620	24,380	14,097
Proceeds from other invested assets redeemed	4,992	1,195	—
Fixed assets purchased	(4,910)	(4,041)	(1,760)
Net cash (used for) provided by investing activities	(84,252)	23,845	(48,522)

Cash flows from financing activities:
Proceeds from stock options exercised	257	278	297
Excess tax (expense) benefit from stock options exercised	(6)	1	3
Dividends paid to shareholders	(42,265)	(41,976)	(39,302)
Acquisition of treasury stock	—	—	(23,467)
Net cash used for financing activities	(42,014)	(41,697)	(62,469)

Net increase in cash and cash equivalents	(27,442)	5,039	(13,422)
Cash and cash equivalents at beginning of year	47,494	42,455	55,877
Cash and cash equivalents at end of year	$20,052	$47,494	$42,455

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$9,826	$89	$23,720
Interest	$75	$75	$75

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

The Company is a leading provider of property and casualty insurance focused primarily on the Massachusetts market. The Company’s principal product line is private passenger automobile insurance, which accounted for 57.7% of its direct written premiums in 2016. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company (together referred to as the “Insurance Subsidiaries”).

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

Accounts Receivable

Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are both billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2016 and 2015, these allowances were $435 and $425, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

Amounts that vary with and are primarily related to the successful acquisition of a new or renewal insurance contract, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policies. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is not taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $141,540, $138,239, and $132,526 was charged to underwriting, operating and other expenses for the years ended 2016, 2015 and 2014, respectively.

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

The Company determines its loss and LAE reserves estimate based upon the analysis of our actuaries.  A reasonable estimate is derived by selecting a point estimate within a range of indications as calculated by our actuaries using generally accepted actuarial techniques. The key assumption in most actuarial analysis is that past patterns of frequency and severity will repeat in the future, unless a significant change in the factors described above takes place.  Our key factors and resulting assumptions are the ultimate frequency and severity of claims, based upon the most recent ten years of claims reported to the Company, and the data reported to us to calculate our share of the residual market.  For each accident year and each coverage within a line of business our actuaries calculate the ultimate losses incurred.

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

Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $14,643 and $14,712 at December 31, 2016 and 2015, respectively.

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

Advertising Costs

Advertising costs are charged to expense when they are incurred. Total advertising costs were $2,063, $1,906 and $2,108 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

		Year Ended December 31,
	2016	2015		2014
Earnings attributable to common shareholders - basic and diluted):
Net income (loss) from continuing operations	$64,585	$(13,853)		$59,354
Allocation of income for participating shares	(436)	—		(567)	(1)
Net income (loss) from continuing operations attributed to common shareholders	$64,149	$(13,853)		$58,787	(1)
Earnings per share denominator - basis and diluted
Total weighted average common shares outstanding, including participating shares	15,048,048	14,985,475		15,107,339
Less: weighted average participating shares	(101,595)	(118,868)		(144,292)
Basic earnings per share denominator	14,946,453	14,866,607		14,963,047	(1)
Common equivalent shares- stock options	134	—	(2)	2,391
Common equivalent shares- non-vested performance stock grants	85,676	—	(3)	87,307
Diluted earnings per share denominator	15,032,263	14,866,607		15,052,745	(1)

Basic earnings (loss) per share	$4.29	$(0.93)		$3.93
Diluted earnings (loss) per share	$4.27	$(0.93)		$3.91

Undistributed (loss) earnings attributable to common shareholders - basic and diluted:
Net income (loss) from continuing operations attributable to common shareholders -Basic	$4.29	$(0.93)		$3.93
Dividends declared	(2.80)	(2.80)		(2.60)
Undistributed earnings (loss)	$1.49	$(3.73)		$1.33

Net income (loss) from continuing operations attributable to common shareholders -Diluted	$4.27	$(0.93)		$3.91
Dividends declared	(2.80)	(2.80)		(2.60)
Undistributed earnings (loss)	$1.47	$(3.73)		$1.31

(1) The 2014 basic and diluted earnings per share denominator was revised to correct the allocation of net income to participating securities under the two-class method.    The revision did not yield in a change to basic or diluted earnings per share.  The Company evaluated the materiality of these revisions in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that these revisions, individually and in the aggregate, were immaterial to all prior periods.   The 2014 basic earnings per share denominator as originally reported was 15,107,339 and the 2014 diluted earnings per share denominator as originally reported was 15,197,036.

(2) Excludes 1,587 of common equivalent shares related to stock options because their inclusion would be anti-dilutive due to the net loss of the Company.

(3) Excludes 46,805 of common equivalent shares related to non-vested performance shares because their inclusion would be anti-dilutive due to the net loss of the Company.

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti‑dilutive. There were no anti‑dilutive stock options or non-vested performance stock grants for the years ended December 31, 2016 and 2014.

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

Recent Accounting Pronouncements

In December 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-19 - Technical Corrections and Improvements, which covers a wide range of Topics in the Accounting Standards Codification (ASC). The amendments in this Update represent changes to clarify, correct errors, or make minor improvements to the ASC, making it easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments generally fall into one of the following categories: amendments related to differences between original guidance and the ASC, guidance clarification and reference corrections, simplification, or minor improvements. Most of the amendments in ASU 2016-19 do not require transition guidance and are effective upon issuance of ASU 2016-19.

In October 2016, the FASB issued ASU 2016-17 - Consolidation (Topic 810): Interests Held through Related Parties that are Under Common Control, which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The Update requires the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include its indirect variable interests in a VIE held through related parties that are under common control on a proportionate basis as opposed to in their entirety. The amendments in this Update will be applied retrospectively and are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2016-17 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 provide guidance on specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The impact of the adoption of ASU 2016-15 to the Company’s financial position and results of operations is currently being evaluated.

In June 2016, the FASB issued ASU  2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which amends the guidance for the impairment of financial instruments and is expected to result in more timely recognition of impairment losses. The update introduces an impairment model referred to as the current expected credit loss (CECL) model. The impairment model is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of the current guidance by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are SEC filers, the amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of ASU 2016-13 on it’s financial position and results of operations with regards to potential credit losses on its Available For Sale investment portfolio.  The extent of the increase of credit losses is under evaluation, but will depend upon the nature and characteristics of the Company’s portfolio at the adoption date, and the macroeconomic conditions and forecasts at the date.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASC update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement, and be treated as discreet items in the reporting period in which they occur. Additionally, excess tax benefits will be classified with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax withholding purposes will be classified as a financing activity. Awards that are used to settle employee tax liabilities will be allowed to qualify for equity classification for withholdings up to the maximum statutory tax rates in applicable jurisdictions. Regarding forfeitures, a company can make an entity-wide accounting policy election to either continue estimating the number of awards that are expected to vest or account for forfeitures when they occur. The updated guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The impact of the adoption of ASU 2016-09 to the Company’s financial position and results of operations is currently being evaluated.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of ASU 2016-02 by reviewing its existing lease contracts.  The company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets.  The extent of such gross-up is under evaluation.  The Company does not expect material changes to the Consolidated Statements of Operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASC update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01: (1) requires equity investments (except those accounted for under the equity method or those that result in the consolidation of the investee) to be measured at fair value with changes in the fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (4) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the notes to the financial statements. These amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of the adoption of ASU 2016-01 to the Company’s financial position and results of operations is currently being evaluated.

In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts. ASU 2015-09 requires companies that issue short duration contracts to disclose additional information, including: (i) incurred and paid claims development tables; (ii) frequency and severity of claims; and (iii) information about material changes in judgments made in calculating the liability for unpaid claim adjustment expenses, including reasons for the change and the effects on the financial statements. ASU 2015-09 is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The amendments in ASU 2015-09 should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period.  The adoption of ASU 2015-09 is disclosure only and has been reflected in the Loss and Loss Adjustment Expense footnote.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).  ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  The reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value.  ASU 2015-07 is effective for fiscal years beginning after December 31, 2015. The Company adopted the updated accounting guidance retrospectively.  The Company adjusted its previously reported financial information included herein to reflect the change in accounting guidance for assets measured using the net asset value.  The impact of adopting the new accounting standard resulted in excluding a real estate investment trust of $19,961 and $19,097, respectively from the fair value level disclosures as of December 31, 2016 and December 31, 2015.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest.  ASU 2015-03 simplifies the presentation of debt issuance costs as the amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. The standard requires a retrospective approach where the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The standard also requires compliance with applicable disclosures for a change in an accounting principle. The Company’s adoption of ASU 2015-03 had no impact on the Company’s financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability as a Going Concern”  (“ASU 2014-15”).  ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements, and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Management has assessed and concluded that there were no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements were issued.

In June 2014, the FASB issued ASU 2014-12, "Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period", which revises the accounting treatment for stock compensation tied to performance targets. ASU 2014-12 is effective for calendar years beginning after December 15, 2015. The impact of adoption was not material to the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued as final, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606), which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017 and allows early adoption. ASU 2014-09 allows for the use of either the retrospective or modified retrospective approach of adoption. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its financial position, results of operations, or cash flows.

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

	As of December 31, 2016
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$302	$—	$—	$—	$302
Obligations of states and political subdivisions	382,811	11,534	(3,912)	—	390,433
Residential mortgage-backed securities (1)	252,031	3,256	(2,656)	—	252,631
Commercial mortgage-backed securities	35,695	191	(432)	—	35,454
Other asset-backed securities	70,411	89	(90)	—	70,410
Corporate and other securities	401,413	7,070	(3,444)	—	405,039
Subtotal, fixed maturity securities	1,142,663	22,140	(10,534)	—	1,154,269
Equity securities (2)	92,326	15,504	(2,735)	—	105,095
Other invested assets (5)	21,142	—	—	—	21,142
Totals	$1,256,131	$37,644	$(13,269)	$—	$1,280,506

	As of December 31, 2015
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,805	$—	$(4)	$—	$1,801
Obligations of states and political subdivisions	377,188	21,160	(426)	—	397,922
Residential mortgage-backed securities (1)	237,896	5,188	(1,628)	—	241,456
Commercial mortgage-backed securities	28,851	30	(218)	—	28,663
Other asset-backed securities	24,037	39	(145)	—	23,931
Corporate and other securities	394,194	4,191	(10,521)	—	387,864
Subtotal, fixed maturity securities	1,063,971	30,608	(12,942)	—	1,081,637
Equity securities (2)	102,541	13,498	(5,835)	—	110,204
Other invested assets (5)	17,602	—	—	—	17,602
Totals	$1,184,114	$44,106	$(18,777)	$—	$1,209,443

(1)

Residential mortgage‑backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities include interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 343 and 514 securities in an unrealized loss position at December 31, 2016 and December 31, 2015, respectively.
(4)	Amounts in this column represent other‑than‑temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximates fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2016
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$44,289	$44,539
Due after one year through five years	429,323	440,328
Due after five years through ten years	301,211	300,043
Due after ten years through twenty years	6,677	7,529
Due after twenty years	3,025	3,335
Asset-backed securities	358,138	358,495
Totals	$1,142,663	$1,154,269

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
Gross realized gains
Fixed maturity securities	$803	$496	$644
Equity securities	6,946	2,727	1,534
Gross realized losses
Fixed maturity securities	(1,242)	(3,315)	(1,651)
Equity securities	(948)	(377)	(330)
Net realized gains (losses) on investments	$5,559	$(469)	$197

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

The following tables as of December 31, 2016 and 2015 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$301	$—	$—	$—	$301	$—
Obligations of states and political subdivisions	79,960	3,912	—	—	79,960	3,912
Residential mortgage-backed securities	182,265	2,476	4,595	180	186,860	2,656
Commercial mortgage-backed securities	15,521	432	—	—	15,521	432
Other asset-backed securities	31,869	90	—	—	31,869	90
Corporate and other securities	118,625	2,044	17,531	1,400	136,156	3,444
Subtotal, fixed maturity securities	428,541	8,954	22,126	1,580	450,667	10,534
Equity securities	6,364	315	14,841	2,420	21,205	2,735
Total temporarily impaired securities	$434,905	$9,269	$36,967	$4,000	$471,872	$13,269

	As of December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,801	$4	$—	$—	$1,801	$4
Obligations of states and political subdivisions	34,837	342	4,777	84	39,614	426
Residential mortgage-backed securities	85,561	860	32,845	768	118,406	1,628
Commercial mortgage-backed securities	26,113	218	—	—	26,113	218
Other asset-backed securities	14,454	145	—	—	14,454	145
Corporate and other securities	173,493	5,528	33,522	4,993	207,015	10,521
Subtotal, fixed maturity securities	336,259	7,097	71,144	5,845	407,403	12,942
Equity securities	19,409	1,739	12,054	4,096	31,463	5,835
Total temporarily impaired securities	$355,668	$8,836	$83,198	$9,941	$438,866	$18,777

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

The unrealized losses in the Company’s fixed income and equity portfolio as of December 31, 2016 were reviewed for potential other-than-temporary asset impairments.  The Company held five debt securities at December 31, 2016 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment charge.  As a result of our analysis, during the year ended December 31, 2016, the Company recognized OTTI of  $798 which consisted entirely of credit losses related to fixed maturity securities. During the year ended December 31, 2015, the Company recognized $796 which consisted entirely of credit losses related to fixed maturity securities.

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

The qualitative analysis performed by the Company concluded that outside of the securities that were recognized through OTTI, the unrealized losses recorded on the investment portfolio at December 31, 2016 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

The following table summarizes the credit loss recognized in earnings related to fixed maturity securities:

	Year Ended December 31,
	2016	2015
Credit losses on fixed maturity securities, beginning of period	$796	$-
Add: credit losses on OTTI not previously recognized	798	796
Less: credit losses on securities sold	(500)	-
Less: credit losses on securities impaired due to intent to sell	-	-
Add: credit losses on previously impaired securities	-	-
Less: increases in cash flows expected on previously impaired securities	-	-
Credit losses on fixed maturity securities, end of period	$1,094	$796

At December 31, 2016 and December 31, 2015, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other‑than‑temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
Interest on fixed maturity securities	$36,961	$38,794	$40,717
Dividends on equity securities	3,401	3,362	3,428
Equity in earnings of other invested assets	949	918	685
Interest on other assets	64	74	79
Interest on cash and cash equivalents	43	11	10
Total Investment Income	41,418	43,159	44,919
Investment expenses	3,005	2,625	2,616
Net investment income	$38,413	$40,534	$42,303

4.Equipment and Leasehold Improvements

The carrying value of equipment and leasehold improvements by classification was as follows for the periods indicated.

	As of December 31,
	2016	2015
Software	$29,167	$25,292
Computer equipment	8,218	7,260
Leasehold improvements	2,524	2,524
Other equipment	2,499	2,428
Furniture and fixtures	1,338	1,331
Total cost	43,746	38,835
Less accumulated depreciation and amortization	34,800	30,417
Equipment and leasehold improvements, net	$8,946	$8,418

 Depreciation and amortization expense for the years ended December 31, 2016, 2015, and 2014 was $4,382, $3,907, and $4,133, respectively.

5.Employee Benefit Plan

 The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan

(the “Retirement Plan”). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan and is allowed to contribute on a pre‑tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant’s base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $3,018, $3,019, and $2,775 for the years ended December 31, 2016, 2015, and 2014, respectively.

6.Share‑Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove "share recycling" plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At December 31, 2016, there were 279,142 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

For the years ended December 31, 2016, 2015, and 2014, the Company recorded compensation expense related to awards under the Incentive Plan of $2,797, $2,423, and $2,981, net of income tax benefit of $1,506, $1,304, and $1,605, respectively.

Stock Options

The following table summarizes stock option activity under the Incentive Plan.

	Years Ended December 31,
	2016		2015		2014
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Option	Exercise Price	Option	Exercise Price	Option	Exercise Price
Outstanding at beginning of year	$6,200	$42.85	$12,700	$42.85	$20,200	$41.64
Exercised	(6,000)	42.85	(6,500)	42.85	(7,500)	39.60
Forfeited	(200)	42.85	—	—	—	—
Outstanding at end of period	—	—	6,200	42.85	12,700	42.85
Exercisable at end of period	$—	$—	$6,200	$42.85	$12,700	$42.85

As of December 31, 2016, all stock option awards have expired and all compensation expense related to stock option awards has been recognized. At December 31, 2015, and 2014, the aggregate intrinsic value of outstanding shares under option was $84, and $269 with a weighted average remaining contractual term of 0.2 and 1.2 years, respectively. Aggregate intrinsic value represents the total pretax intrinsic value, which is the difference between the fair value based upon the Company’s closing year‑ end stock price at December 31, 2015, and 2014 and the exercise price which would have been received by the option holders had all option holders exercised their options as of those dates. The exercise price on stock options outstanding under the Incentive Plan was $42.85 at December 31, 2016, December 31, 2015 and December 31, 2014. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014, was $85, $138, and $183, respectively.

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

All of the Company’s restricted stock awards are issued as incentive compensation and are equity classified.

The following table summarizes restricted stock activity under the Incentive Plan assuming a target payout for the performance-based shares.

	Years Ended December 31,
	2016		2015		2014
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	112,024	$54.44	176,116	$46.38	211,234	$43.51
Granted	46,556	56.09	46,943	61.57	50,781	53.94
Vested and unrestricted	(56,279)	53.43	(108,130)	44.51	(81,149)	43.80
Forfeited	(6,808)	50.02	(2,905)	49.94	(4,750)	44.46
Outstanding at end of period	95,493	$55.86	112,024	$54.44	176,116	$46.38

	Years Ended December 31,
	2016		2015		2014
	Performance-based	Weighted	Performance-based	Weighted	Performance-based	Weighted
	Shares Under	Average	Shares Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	99,101	$55.55	64,724	$50.40	37,456	$44.13
Granted	44,626	61.07	37,722	63.62	29,903	57.94
Vested and unrestricted	(15,289)	47.42	—	—	—	—
Forfeited	(33,828)	52.07	(3,345)	46.91	(2,635)	46.96
Outstanding at end of period	94,610	$57.60	99,101	$55.55	64,724	$50.40

 As of December 31, 2016, there was $6,455 of unrecognized compensation expense related to non‑vested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years. The total fair value of the shares that were vested and unrestricted during the years ended December 31, 2016, 2015, and 2014 was $3,732, $2,897, and $3,554, respectively.

7.Commitments and Contingencies

Lease Commitments

The Company has various non‑cancelable long‑term operating leases. The approximate minimum annual rental payments due under these lease agreements as of December 31, 2016 are presented in the following table.

2017	$3,990
2018	3,963
2019	192
Total minimum lease payments	$8,145

Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense was $4,242, $4,293, and $4,236 for the years ended December 31, 2016, 2015, and 2014, respectively. All leases expire prior to 2020. The Company expects that in the normal course of business, leases that expire will be renewed.

An eighth amendment to a lease agreement for the lease of office space was executed on April 5, 2007. Under the provisions of this amendment, additional space was occupied and the lease term was extended an additional ten years commencing on January 1, 2009, with an option to renew for one additional five‑year term.

As part of the Company’s investment activity, we have committed $40,000 to investments in limited partnerships.  The Company has contributed $19,757 to these commitments as of December 31, 2016.  As of December 31, 2016, the remaining committed capital due to be called is $20,243.

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

8.Debt

The Company has a Revolving Credit Agreement (the “Credit Agreement”) with Citizens Bank, NA ((formerly known as RBS Citizens, N.A. (“Citizens Bank”)). The Credit Agreement provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000. Loans under the credit facility bear interest at the Company’s option at either (i) the LIBOR rate plus 1.25% per annum or (ii) the higher of Citizens Bank prime rate or 0.5% above the federal funds rate plus 1.25% per annum. Interest only is payable prior to maturity. The Credit Agreement has a maturity date of August 14, 2018.

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non‑insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk‑based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of December 31, 2016, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross‑default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at December 31, 2016 or 2015. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at December 31, 2016 and 2015.

The Company became a member of the Federal Home Loan Bank of Boston (“FHLB-Boston”) during the quarter ended September 30, 2014.  Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities.  At December 31, 2016, the Company has the ability to borrow approximately $180,699 using eligible invested assets that would be used as collateral. The Company has no amounts outstanding from the FHLB-Boston at December 31, 2016.

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

At December 31, 2016, our total expected reinsurance recovery from reinsurers under our catastrophe reinsurance program related to the 2015 snow is $67,934.  Amounts recoverable from reinsurers are billed to the reinsurer as claims are paid by the Company.  The current reinsurance recoverable related to the 2015 snow event is $31,701.

The Company is subject to concentration of credit risk with respect to reinsurance ceded. At December 31, 2016, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $70,623 and ceded unearned premiums of $26,964 were associated with CAR. At December 31, 2015, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $57,833 and ceded unearned premiums of $21,594 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company’s participation in CAR resulted in assumed net losses of $2,341, $365 and $1,278 for the years ended December 31, 2016, 2015 and 2014, respectively.

CAR has been, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement has applied to the Company.

The effect of assumed and ceded premiums on net written and earned premiums and losses and LAE incurred is as follows.

	Years Ended December 31,
	2016	2015	2014
Written Premiums
Direct	$811,559	$785,730	$765,685
Assumed	30,424	28,322	25,602
Ceded	(75,513)	(67,872)	(56,373)
Net written premiums	$766,470	$746,180	$734,914

Earned Premiums
Direct	$796,366	$776,633	$747,786
Assumed	29,544	25,819	23,724
Ceded	(70,150)	(64,288)	(54,635)
Net earned premiums	$755,760	$738,164	$716,875

Loss and LAE
Direct	$515,506	$688,793	$486,649
Assumed	23,343	22,306	18,144
Ceded	(45,416)	(98,530)	(28,427)
Net loss and LAE	$493,433	$612,569	$476,366

10.Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
Reserves for losses and LAE at beginning of year	$553,977	$482,012	$455,014
Less receivable from reinsurers related to unpaid losses and LAE	(68,261)	(61,245)	(60,346)
Net reserves for losses and LAE at beginning of year	485,716	420,767	394,668
Incurred losses and LAE, related to:
Current year	538,881	642,882	513,734
Prior years	(45,448)	(30,313)	(37,368)
Total incurred losses and LAE	493,433	612,569	476,366
Paid losses and LAE related to:
Current year	328,046	415,256	316,979
Prior years	174,506	132,364	133,288
Total paid losses and LAE	502,552	547,620	450,267
Net reserves for losses and LAE at end of period	476,597	485,716	420,767
Plus receivable from reinsurers related to unpaid losses and LAE	83,724	68,261	61,245
Reserves for losses and LAE at end of period	$560,321	$553,977	$482,012

At the end of each period, the reserves were re‑estimated for all prior accident years. The Company’s prior year reserves decreased by $45,448, $30,313, and $37,368 for the years ended 2016, 2015, and 2014, respectively, and resulted from re‑estimations of prior years’ ultimate loss and LAE liabilities. The decrease in prior year reserves during 2016 was primarily composed of reductions of $25,019 in the Company’s retained automobile and $11,648 in the Company’s retained homeowners reserves. The decrease in prior year reserves during 2015 was primarily composed of  reductions of $18,644 in the Company’s retained automobile and $7,964 in the Company’s retained homeowners reserves. The decrease in prior year reserves during 2014 was primarily composed of reductions of $23,272 in the Company’s retained automobile and $8,804 in the Company’s retained homeowners reserves.

The Company’s private passenger automobile line of business prior year reserves decreased during the years ended December 31, 2016, 2015 and 2014 primarily due to improved retained private passenger results. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

The following is information about incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our three largest lines of business. The cumulative number of reported claims include claims closed with payment, claims closed without payment and all open claims.  It does not include anticipated IBNR claims.  For the Private Passenger Automobile and Commercial Automobile lines of business, claim count is defined on a claimant basis where several claim counts may arise from a single auto accident.  For Homeowners and all other lines of business, claim count is defined on an accident basis.

The information about incurred claims and allocated claim adjustment expense, net or reserves and paid ultimate claims development for the years ended December 31, 2007 to 2015 is presented as unaudited supplementary information.

Private Passenger Automobile
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2016
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited)
2007	$ 294,489	$ 289,704	$ 284,723	$ 278,633	$ 275,325	$ 273,637	$ 271,787	$ 270,545	$ 269,978	$ 269,785	$ 452	192,735
2008		286,394	278,148	271,319	265,634	262,316	258,705	256,806	256,574	255,248	546	186,654
2009			270,462	266,660	262,056	260,136	256,653	253,865	252,710	252,035	608	182,449
2010				270,882	271,021	268,620	266,574	262,580	261,089	259,531	1,595	183,182
2011					294,858	294,857	291,934	289,030	286,722	285,526	1,329	196,629
2012						283,638	283,101	279,249	274,058	270,406	1,441	176,903
2013							297,756	297,756	296,298	293,689	417	185,929
2014								310,726	310,726	309,208	(7,991)	187,685
2015									330,255	326,897	(9,447)	196,780
2016										322,440	(20,475)	169,056
									Total	$ 2,844,765

Private Passenger Automobile
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited)
2007	$ 172,883	$ 229,767	$ 248,726	$ 258,968	$ 264,471	$ 267,215	$ 268,418	$ 268,684	$ 268,701	$ 269,135
2008		171,445	218,935	236,531	244,427	250,785	253,410	254,436	254,558	254,585
2009			170,304	216,220	232,704	241,923	246,805	249,832	250,466	250,709
2010				175,356	225,179	239,275	249,852	254,256	256,527	257,184
2011					202,663	247,170	260,983	272,713	278,132	280,924
2012						186,234	233,570	248,468	256,655	261,016
2013							199,892	250,935	265,366	275,856
2014								209,883	262,848	279,361
2015									220,466	275,015
2016										212,392
									Total	$ 2,616,177
					All outstanding liabilities before 2007, net of reinsurance					755
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 229,343

Commercial Automobile
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2016
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited)
2007	$ 38,425	$ 37,651	$ 37,553	$ 36,753	$ 36,250	$ 36,289	$ 35,578	$ 35,572	$ 35,568	$ 35,467	$ 23	19,013
2008		38,389	38,309	37,017	36,511	36,854	36,404	36,212	35,724	35,486	(47)	17,787
2009			34,078	32,744	32,320	31,949	31,851	31,655	31,545	31,442	362	16,348
2010				30,198	29,885	29,386	29,468	29,840	29,240	28,950	(102)	15,085
2011					35,169	35,449	35,191	35,147	34,601	33,843	1	16,446
2012						34,086	34,829	34,993	34,972	35,822	634	14,478
2013							42,841	43,108	41,675	40,044	1,703	18,076
2014								51,543	51,030	49,831	1,777	19,621
2015									55,594	55,197	(677)	22,606
2016										58,170	6,844	18,273
									Total	$ 404,252

Commercial Automobile
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited)
2007	$ 17,654	$ 25,876	$ 29,165	$ 32,598	$ 33,828	$ 34,887	$ 35,091	$ 35,170	$ 35,197	$ 35,401
2008		17,710	25,518	28,949	31,822	34,100	35,151	35,495	35,464	35,498
2009			16,518	22,958	25,275	27,241	29,038	30,624	31,022	31,060
2010				15,864	21,739	23,869	25,860	27,379	27,917	28,140
2011					18,312	25,382	28,899	30,843	31,996	32,966
2012						16,210	23,027	25,887	28,046	29,115
2013							21,167	30,457	32,739	34,203
2014								24,803	33,715	37,392
2015									28,968	40,610
2016										27,219
									Total	$ 331,604
						All outstanding liabilities before 2007, net of reinsurance				401
				Liabilities for claims and claim adjustment expenses, net of reinsurance						$ 73,049

Homeowners
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2016
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited)
2007	$ 22,219	$ 21,903	$ 20,995	$ 19,585	$ 18,795	$ 18,528	$ 18,338	$ 18,330	$ 18,229	$ 18,040	$ 65	2,923
2008		29,643	28,702	27,854	26,951	26,319	26,264	25,842	25,750	25,567	184	4,540
2009			32,120	31,661	31,870	30,925	29,700	29,049	28,982	28,888	265	3,851
2010				50,933	49,972	48,443	45,756	44,639	43,756	43,236	425	6,902
2011					101,846	105,665	105,215	102,188	100,837	99,203	1,184	15,335
2012						57,865	57,425	54,906	50,844	48,401	2,016	6,240
2013							66,066	65,967	65,059	60,042	3,998	5,908
2014								70,654	71,707	69,489	5,652	6,339
2015									165,551	164,604	(13,963)	20,176
2016										77,710	3,076	5,348
									Total	$ 635,180

Homeowners
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited)
2007	$ 9,386	$ 14,056	$ 14,409	$ 17,238	$ 17,547	$ 17,787	$ 17,846	$ 17,848	$ 17,849	$ 17,849
2008		12,084	20,661	22,808	24,954	25,089	25,200	25,245	25,260	25,279
2009			16,682	23,717	27,904	28,324	28,518	28,608	28,621	28,620
2010				26,724	38,867	41,474	42,000	42,359	42,628	42,707
2011					71,767	91,711	95,643	96,798	96,941	96,869
2012						32,190	42,744	44,268	44,468	44,811
2013							39,188	50,793	52,782	53,105
2014								40,749	53,995	57,300
2015									112,991	148,656
2016										44,750
									Total	$ 559,946
						All outstanding liabilities before 2007, net of reinsurance				221
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 75,455

The following is unaudited supplementary information about average historical claims duration as of December 31, 2016.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)

Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Automobile	68.0%	18.0%	6.0%	4.0%	2.0%	1.0%	0.0%	0.0%	0.0%	0.0%

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)

Years	1	2	3	4	5	6	7	8	9	10
Commercial Automobile	51.0%	21.0%	8.0%	7.0%	5.0%	3.0%	1.0%	0.0%	0.0%	1.0%

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)

Years	1	2	3	4	5	6	7	8	9	10
Homeowners	64.0%	22.0%	5.0%	2.0%	1.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid claims and Claim Adjustment Expenses

December 31, 2016
Net outstanding liabilities
Private Passenger Automobile	$ 229,343
Commercial Automobile	73,049
Homeowners	75,455
Other Short-Duration Insurance Lines	67,405
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	445,252

Reinsurance recoverable on unpaid claims
Private Passenger Automobile	1,815
Commercial Automobile	60,852
Homeowners	10,379
Other Short-Duration Insurance Lines	10,678
Total reinsurance recoverable on unpaid claims	83,724

Unallocated claims adjustment expenses	31,345

Total gross liability for unpaid claims and claim adjustment expenses	$ 560,321

Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

11.Income Taxes

A summary of the income tax expense (benefit) in the Consolidated Statements of Operations is shown below.

	Years Ended December 31,
	2016	2015	2014
Current Income Taxes:
Federal	$26,927	$(15,384)	$24,389
State	89	40	177
	27,016	(15,344)	24,566
Deferred Income Taxes:
Federal	1,681	552	(602)
State	—	—	—
	1,681	552	(602)
Total income tax expense (benefit)	$28,697	$(14,792)	$23,964

The income tax (benefit) expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows for the periods indicated.

	Years Ended December 31,
	2016	2015	2014
Federal income tax expense (benefit), at statutory rate	$32,649	$(10,025)	$29,162
Tax‑exempt investment income, net	(4,194)	(4,889)	(5,429)
State taxes, net	58	26	115
Nondeductible expenses	202	233	222
Other, net	(18)	(137)	(106)
Total income tax expense (benefit)	$28,697	$(14,792)	$23,964

The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company’s consolidated federal tax return group. Its components were as shown in the following table for the periods indicated.

	Years Ended December 31,
	2016	2015
Deferred tax assets:
Discounting of loss reserves	$5,984	$6,668
Discounting of unearned premium reserve	28,286	27,542
Bad debt allowance	502	509
Employee benefits	7,995	7,922
Rent incentive	238	371
Depreciation	255	152
Other	—	—
Total deferred tax assets before valuation allowance	43,260	43,164
Valuation allowance for deferred tax assets	—	—
Total deferred tax assets	43,260	43,164
Deferred tax liabilities:
Deferred acquisition costs	(24,848)	(24,128)
Investments	(3,469)	(2,540)
Net unrealized gains on investments	(8,531)	(8,865)
Software development costs	(2,479)	(2,342)
Premium acquisition expenses	(850)	(856)
Other	—	(3)
Total deferred tax liabilities	(40,177)	(38,734)
Net deferred tax asset (liability)	$3,083	$4,430

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

During the years ended December 31, 2016 and December 31, 2015 there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of December 31, 2016 and December 31, 2015, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

The Company records interest and penalties associated with audits as a component of income before income taxes. Penalties are recorded in underwriting, operating and other expenses, and interest expense is recorded in interest expenses in the Consolidated Statements of Operations. The Company had no interest and penalties related to income taxes accrued as of December 31, 2016 and 2015.

 The Company’s U.S. federal tax return for the years ended December 31, 2015, 2014 and 2013 respectively, are currently being examined by the IRS.  This examination relates to the refund claim for the 2015 Net Operating Loss that was carried back to prior years, which triggered a review by the Joint Committee on Taxation. In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised.

The Company’s U.S. federal tax return for the year ended December 31, 2011 was examined by the IRS. The examination was completed during the quarter ending September 30, 2014 with no findings. Tax years prior to 2013 are closed.

12.Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of December 31, 2016, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No purchases were made by the Company under the program during the years ended December 31, 2016 and December 31, 2015. As of December 31, 2016, the Company had purchased 2,279,570 shares on the open market at a cost of $83,835.

13.Statutory Net Income and Surplus

Statutory Accounting Practices

The Company’s insurance company subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the Division, but allowed by the Division. Statutory net income was $57,202, and $55,330 for the years ended December 31, 2016, and 2014 respectively.   Statutory net loss of the Company’s insurance company subsidiaries was $12,209 for the year ended December 31, 2015. Statutory capital and surplus of the Company’s insurance subsidiaries was $604,813, and $571,038 at December 31, 2016 and 2015, respectively.

Dividends

The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the “Commissioner”). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve‑ month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2016, the statutory capital and surplus of Safety Insurance was $604,813 and its net income for 2016 was $57,202. As a result, a maximum of $60,481 is available in 2017 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2016, Safety Insurance recorded dividends of $39,156. As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $544,332 at December 31, 2016.

Risk‑Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk‑based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk‑based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk‑based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk‑based capital falls. As of December 31, 2016, the Insurance Subsidiaries had total adjusted capital of $604,813, which is in excess of amounts requiring company or regulatory action at any prescribed risk‑based capital action level. Minimum statutory capital and surplus, or company action level risk‑based capital, was $107,664 at December 31, 2016.

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

•

Corporate and fixed maturities: overall credit quality, the establishment of a risk adjusted credit spread over the applicable risk-free yield curve for discounted cash flow valuations; assessments of the level of industry economic sensitivity, company financial policies, indenture restrictive covenants, and/or security and collateral.

•

Residential mortgage-backed securities: U.S. agency pass-throughs, collateralized mortgage obligations (“CMOs”), non U.S. agency CMOs:  estimates of prepayment speeds based upon historical prepayment rate trends, underlying collateral interest rates, original weighted average maturity, vintage year, borrower credit quality characteristics, interest rate and yield curve forecasts, U.S. government support programs, tax policies, and delinquency/default trends.

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

•	FHLB-Boston: value is equal to the cost of the member stock purchased.

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.  With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2016. There were no significant changes to the valuation process during the year ended December 31, 2016. As of December 31, 2016 and December 31, 2015, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At December 31, 2016 and December 31, 2015, investments in fixed maturities and equity securities classified as available-for-sale had a fair value which equaled carrying value of $1,259,364 and $1,191,841, respectively.  At December 31, 2016 and December 31, 2015, we held no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for available‑for‑sale investments for the periods indicated.

	As of December 31, 2016
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$302	$—	$302	$—
Obligations of states and political subdivisions	390,433	—	390,433	—
Residential mortgage-backed securities	252,631	—	252,631	—
Commercial mortgage-backed securities	35,454	—	35,454	—
Other asset-backed securities	70,410	—	70,410	—
Corporate and other securities	405,039	—	405,039	—
Equity securities	85,134	84,456	—	678
Total investment securities	$1,239,403	$84,456	$1,154,269	$678

	As of December 31, 2015
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,801	$—	$1,801	$—
Obligations of states and political subdivisions	397,922	—	397,922	—
Residential mortgage-backed securities	241,456	—	241,456	—
Commercial mortgage-backed securities	28,663	—	28,663	—
Other asset-backed securities	23,931	—	23,931	—
Corporate and other securities	387,864	—	387,864	—
Equity securities	91,107	90,560	—	547
Total investment securities	$1,172,744	$90,560	$1,081,637	$547

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2016 or 2015.

The following tables summarize the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$547	$505	$—
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	—	—	—
Purchases	131	42	505
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at end of period	$678	$547	$505

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of Level 3 during 2016, 2015 and 2014.  The Company held one Level 3 securities at December 31, 2016.

As of December 31, 2016 and December 31, 2015, there were approximately $19,961 and $19,097 in a real estate investment trust (“REIT”).  The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient.  The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed.  The fair value was determined using the trust’s net asset value obtained from its audited financial statements.  The Company is required to submit a request to the REIT 45 days before a quarter end to dispose of the security.

15.Quarterly Results of Operations (Unaudited)

An unaudited summary of the Company’s 2016 and 2015 quarterly performance, and audited annual performance, is as follows.

	Year ended December 31, 2016
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$199,829	$202,950	$210,085	$206,958	$819,822
Net income	12,670	21,365	18,597	11,953	64,585
Earnings per weighted average common share:
Basic	0.84	1.42	1.24	0.79	4.29
Diluted	0.84	1.41	1.23	0.79	4.27
Cash dividends paid per common share	0.70	0.70	0.70	0.70	2.80

	Year ended December 31, 2015
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$198,039	$197,602	$201,270	$201,042	$797,953
Net (loss) income	(35,071)	(1,053)	11,981	10,290	(13,853)
Earnings per weighted average common share:
Basic	(2.37)	(0.07)	0.80	0.69	(0.93)
Diluted	(2.37)	(0.07)	0.80	0.69	(0.93)
Cash dividends paid per common share	0.70	0.70	0.70	0.70	2.80

16.Related Party Transactions

Mr. A. Richard Caputo, Jr., a member of the Company’s Board of Directors and Chairman of its Investment Committee, until his resignation in February 2017, is a principal of The Jordan Company, LP (“Jordan”).  In 2012, the Company participated as a lender in two loans made by syndicates of lenders to a portfolio company in which funds managed by Jordan are controlling or a significant investor.  The first loan, made to Vantage Specialties, Inc.,was disposed of in 2016. The second loan, made to ARCAS Automotive (formerly known as Sequa Auto), was disposed of in 2015. The Company made the loans on the same terms as the other lenders participating in the syndicate.  The loans were subject to the approval of the Company’s full Investment Committee.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of Safety Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2016, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 and 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The following disclosures relate to actions taken by the Board of Directors of the Company (the "Board"), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2017 on a Form 8-K.

•

On February 22, 2017, the Compensation Committee of the Board approved the 2016 annual executive cash bonus pool in the total amount of $2,303 pursuant to the Annual Performance Incentive Plan. Of the total pool, the following amounts were allocated to the Company's CEO and Named Executive Officers: George M. Murphy, $620; William J. Begley, Jr., $369;  James D. Berry, $292;  David E, Krupa, $227; and Paul J. Narciso, $227.

•

On February 22, 2017, the Compensation Committee of the Board approved executive long-term incentive awards to certain members of senior management pursuant to our 2002 Management Omnibus Incentive Plan, as Amended.  The long-term incentive awards were granted in a total amount of $3,125 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on February 22, 2017. Of the total award, 45% vests in three annual installments of 30% on February 22, 2018, 30% on February 22, 2019, and 40% on February 22, 2020 and were allocated to the Company's Named Executive Officers as follows:  George M. Murphy $360 worth of restricted stock; William J. Begley, Jr., $203 worth of restricted stock; James D. Berry, $180 worth of restricted stock; David E Krupa, $113 worth of restricted stock; and Paul J. Narciso, $158 worth of restricted stock. The form of restricted stock agreement with service vesting that will be entered into is incorporated by reference as Exhibit 10.19.  Of the total award, 55% vests over a three-year performance period commencing on January 1, 2017 and ending on December 31, 2019.  Vesting of these shares is dependent upon the attainment of pre-established performance objectives and were allocated to the Named Executive Officers as follows:  George M. Murphy $440 worth of restricted stock; William J. Begley, Jr., $247 worth of restricted stock; James D. Berry, $220 worth of restricted stock; David E Krupa, $137 worth of restricted stock; and Paul J. Narciso, $192 worth of restricted stock. The form of restricted stock agreement with performance vesting that will be entered into is incorporated by reference as Exhibit 10.65.

•

Upon recommendation from the Compensation Committee, on February 22, 2017, the Board approved executive deferred compensation awards pursuant to the Executive Incentive Compensation Plan in the total amount of $1,130.  Of the total award, the following amounts were allocated to the Company's CEO and Named Executive Officers: George M. Murphy, $258; William J. Begley, Jr., $221;  James D. Berry, $180;  David E, Krupa, $123; and Paul J. Narciso, $123.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following documents are filed as a part of this report:

1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2016 are contained herein as listed in the Index to Consolidated Financial Statements.

2. Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules.

3. Exhibits: The exhibits are contained herein as listed in the Index to Exhibits.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc.

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2016

(Dollars in thousands)

			Amount at
			which shown
	Cost or	Estimated	in the Balance
	Amortized Cost	Fair Value	Sheet
Fixed maturities:
U.S. government and government agencies and authorities	$252,333	$252,933	$252,933
Obligations of states and political subdivisions	382,811	390,433	390,433
Corporate and other securities	507,519	510,903	510,903
Total fixed maturities	1,142,663	1,154,269	1,154,269
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	92,326	105,095	105,095
Total equity securities	92,326	105,095	105,095
Other invested assets	21,142	21,142	21,142
Total investments	$1,256,131	$1,280,506	$1,280,506

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2016	2015
Assets
Investments in consolidated affiliates	$672,102	$645,701
Other	24	87
Total assets	$672,126	$645,788
Liabilities
Accounts payable and other liabilities	$1,400	$1,289
Total liabilities	1,400	1,289
Shareholders’ equity	670,726	644,499
Total liabilities and shareholders’ equity	$672,126	$645,788

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Operations and Comprehensive Income

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Revenues	$—	$—	$—
Expenses	1,406	1,230	1,264
Net loss	(1,406)	(1,230)	(1,264)
Earnings from consolidated subsidiaries	65,991	(12,623)	60,618
Net income (loss)	64,585	(13,853)	59,354
Other net comprehensive income, net of taxes	(621)	(12,251)	11,515
Comprehensive net income (loss)	$63,964	$(26,104)	$70,869

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$64,585	$(13,853)	$59,354
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Earnings) loss from consolidated subsidiaries	(65,991)	12,623	(60,618)
Dividends received from consolidated subsidiaries(1)	39,156	39,440	59,186
Amortization of restricted stock expense	4,312	3,515	4,315
Changes in assets and liabilities:
Other assets	63	(33)	15
Accounts payable and accrued liabilities	(111)	5	217
Net cash provided by operating activities	42,014	41,697	62,469
Proceeds from exercise of stock options	257	278	297
Excess tax benefit from stock options exercised	(6)	1	3
Dividends paid	(42,265)	(41,976)	(39,302)
Acquisition of treasury stock	—	—	(23,467)
Net cash used for financing activities	(42,014)	(41,697)	(62,469)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

(1) No portion of the dividends received from operating subsidiaries during 2016, 2015 or 2014 represent returns of capital and therefore no portion is presented as an investing activity.

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

	As of December 31,
		Future Policy
	Deferred	Benefits,
	Policy	Losses,
	Acquisition	Claims and Loss	Unearned
Segment	Costs	Expenses	Premiums
Property and Casualty Insurance
2016	$70,996	$560,321	$418,033
2015	68,937	553,977	401,961
2014	67,329	482,012	390,361

	Years Ended December 31,
			Benefits,			Amortization of
			Claims,			Deferred
		Net	Losses, and	Other		Policy
	Premium	Investment	Settlement	Operating	Premiums	Acquisition
Segment	Revenue	Income	Expenses	Expenses	Written	Costs
Property and Casualty Insurance
2016	$755,760	$38,413	$493,433	$91,477	$766,470	$141,540
2015	738,164	40,534	612,569	75,700	746,180	138,239
2014	716,875	42,303	476,366	86,497	734,914	132,526

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

					Percent of
					Amount
Property and Casualty	Gross	Ceded to Other	Assumed from	Net	Assumed
Insurance Earned Premiums	Amount	Companies	Other Companies	Amount	to Net
Years ended December 31,
2016	$796,366	$70,150	$29,544	$755,760	3.9%
2015	776,633	64,288	25,819	738,164	3.5%
2014	747,786	54,635	23,724	716,875	3.3%

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period
Allowance for doubtful accounts Years Ended December 31,
2016	$425	$1,162	$—	$1,152	$435
2015	462	1,008	—	1,045	425
2014	456	1,131	—	1,125	462

(1) Deductions represent write‑offs of accounts determined to be uncollectible.

Safety Insurance Group, Inc.

Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Reserves for
	Deferred	Unpaid Claims
	Policy	and Claims			Net
	Acquisition	Adjustment	Unearned	Earned	Investment
Affiliation With Registrant	Costs	Expenses	Premiums	Premiums	Income
Consolidated Property & Casualty Subsidiaries
2016	$70,996	$560,321	$418,033	$755,760	$38,413
2015	68,937	553,977	401,961	738,164	40,534
2014	67,329	482,012	390,361	716,875	42,303

	Years Ended December 31,
	Claims and Claims		Amortization	Paid Claims
	Adjustment Expenses		of Deferred	and Claims
	Incurred Related to		Policy
	Current	Prior	Acquisition	Adjustment	Premiums
Affiliation With Registrant	Year	Year	Costs	Expenses	Written
Consolidated Property & Casualty Subsidiaries
2016	$538,881	$(45,448)	$141,540	$502,552	$766,470
2015	642,882	(30,313)	138,239	547,620	746,180
2014	513,734	(37,368)	132,526	450,267	734,914

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2017

Safety Insurance Group, Inc.
By:	/s/ George M. Murphy
George M. Murphy,
President, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George M. Murphy and William J. Begley, Jr., and each of them individually, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each such attorney-in-fact and agent, or his substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, to all intents and purposes and as fully as he might or could do in person, hereby ratifying and confirming all that each such attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ George M. Murphy	President, Chief Executive Officer	February 24, 2017
George M. Murphy

/s/ William J. Begley, Jr.	Vice President, Chief Financial Officer,	February 24, 2017
William J. Begley, Jr.	Secretary, and Principal Accounting Officer

/s/ David F. Brussard	Director	February 24, 2017
David F. Brussard

/s/ Frederic H. Lindeberg	Director	February 24, 2017
Frederic H. Lindeberg

/s/ Peter J. Manning	Director	February 24, 2017
Peter J. Manning

/s/ David K. McKown	Director	February 24, 2017
David K. McKown

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.(1)
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.(1)
4	Form of Stock Certificate for the Common Stock (1)
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
10.66 10.67 10.68

Form of Restricted Stock Notice and Agreement under the 2002 Management Omnibus Plan, As Amended(4) (22)

Employment Agreement by and between Safety Insurance Group, Inc. and Ann M. McKeown, as of August 5, 2015(4)(23)

Employment Agreement by and between Safety Insurance Group, Inc. and John P. Drago as of April 1, 2016(4)(24)

10.69	Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy as of April 1, 2016(4)(24)
21 23	Subsidiaries of Safety Insurance Group, Inc. (9) Consent of PricewaterhouseCoopers LLP (25)
24	Power of Attorney(1)
31.1	CEO Certification Pursuant to Rule 13a‑14(a)/15d‑14(a), as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002(25)
31.2	CFO Certification Pursuant to Rule 13a‑14(a)/15d‑14(a), as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002(25)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(25)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(25)
101.INS	XBRL Instance Document (25)
101.SCH	XBRL Taxonomy Extension Schema (25)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (25)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (25)
101.LAB	XBRL Taxonomy Extension Label Linkbase (25)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (25)

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

(22)Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2014 filed on March 2, 2015

(23)Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2015, filed on August 7, 2015.

(24)Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2016, as filed on August 5, 2016.

(25)Included herein.