Form 10-Q
period 2017-03-31
SAFETY INSURANCE GROUP INC
filed 2017-05-05
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of May 3, 2017 there were 15,219,074 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,124,243 and $1,142,663)	$1,139,788	$1,154,269
Equity securities, at fair value (cost: $92,744 and $92,326)	108,120	105,095
Other invested assets	24,025	21,142
Total investments	1,271,933	1,280,506
Cash and cash equivalents	32,241	20,052
Accounts receivable, net of allowance for doubtful accounts	183,945	187,696
Receivable for securities sold	4,850	7,098
Accrued investment income	9,559	8,858
Receivable from reinsurers related to paid loss and loss adjustment expenses	31,572	29,504
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	87,246	83,724
Ceded unearned premiums	27,704	28,585
Deferred policy acquisition costs	70,568	70,996
Deferred income taxes	309	3,083
Equity and deposits in pools	25,295	24,675
Other assets	15,808	13,469
Total assets	$1,761,030	$1,758,246

Liabilities
Loss and loss adjustment expense reserves	$569,549	$560,321
Unearned premium reserves	418,311	418,033
Accounts payable and accrued liabilities	49,051	66,805
Payable for securities purchased	11,288	5,564
Payable to reinsurers	5,825	13,502
Taxes payable	1,537	1,110
Other liabilities	27,620	22,185
Total liabilities	1,083,181	1,087,520

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,498,644 and 17,430,189 shares issued	175	174
Additional paid-in capital	186,071	184,549
Accumulated other comprehensive income, net of taxes	20,098	15,843
Retained earnings	555,340	553,995
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	677,849	670,726
Total liabilities and shareholders’ equity	$1,761,030	$1,758,246

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016

Net earned premiums	$189,711	$185,654
Net investment income	9,095	9,627
Earnings from partnership investments	113	878
Net realized gains (losses) on investments	1,542	(323)
Net impairment losses on investments (a)	—	(292)
Finance and other service income	4,309	4,285
Total revenue	204,770	199,829

Losses and loss adjustment expenses	128,430	125,979
Underwriting, operating and related expenses	59,670	55,957
Interest expense	22	22
Total expenses	188,122	181,958

Income before income taxes	16,648	17,871
Income tax expense	4,629	5,201
Net income	$12,019	$12,670

Earnings per weighted average common share:
Basic	$0.80	$0.84
Diluted	$0.79	$0.84

Cash dividends paid per common share	$0.70	$0.70

Number of shares used in computing earnings per share:
Basic	14,980,005	14,903,958
Diluted	15,096,728	14,936,017

(a)	No portion of the other-than-temporary impairments recognized in the period indicated were included in comprehensive income

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$12,019	$12,670

Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of income tax expense of $2,831 and $5,508.	5,257	10,229
Reclassification adjustment for losses or gains included in net income, net of income tax (expense) benefit of ($540) and $113.	(1,002)	210
Unrealized gains on securities available for sale	4,255	10,439

Comprehensive income	$16,274	$23,109

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2015	$174	$179,896	$16,464	$531,800	$(83,835)	$644,499
Net income, January 1 to March 31, 2016				12,670		12,670
Unrealized gains on securities available for sale, net of deferred federal income taxes			10,439			10,439
Restricted share awards issued	—	280				280
Recognition of employee share-based compensation, net of deferred federal income taxes		746				746
Exercise of options, net of federal income taxes		251				251
Dividends paid and accrued				(10,554)		(10,554)
Balance at March 31, 2016	$174	$181,173	$26,903	$533,916	$(83,835)	$658,331

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2016	$174	$184,549	$15,843	$553,995	$(83,835)	$670,726
Net income, January 1 to March 31, 2017				12,019		12,019
Unrealized gains on securities available for sale, net of deferred federal income taxes			4,255			4,255
Restricted share awards issued	1	294				295
Recognition of employee share-based compensation, net of deferred federal income taxes		1,228				1,228
Dividends paid and accrued				(10,674)		(10,674)
Balance at March 31, 2017	$175	$186,071	$20,098	$555,340	$(83,835)	$677,849

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$12,019	$12,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	4,417	3,041
Provision for deferred income taxes	483	107
Net realized (gains) losses on investments	(1,542)	323
Net impairment losses on investments	—	292
Earnings from partnership investments	(113)	(878)
Changes in assets and liabilities:
Accounts receivable	3,751	(104)
Accrued investment income	(701)	(452)
Receivable from reinsurers	(5,590)	4,351
Ceded unearned premiums	881	(1,123)
Deferred policy acquisition costs	428	533
Taxes recoverable	—	1,315
Other assets	(3,117)	327
Loss and loss adjustment expense reserves	9,228	(4,076)
Unearned premium reserves	278	1,122
Taxes payable	427	—
Accounts payable and accrued liabilities	(17,731)	(7,035)
Payable to reinsurers	(7,677)	39
Other liabilities	5,435	(8,299)
Net cash provided by operating activities	876	2,153

Cash flows from investing activities:
Fixed maturities purchased	(33,161)	(60,517)
Equity securities purchased	(7,963)	(3,925)
Other invested assets purchased	(2,973)	(1,730)
Proceeds from sales and paydowns of fixed maturities	47,535	15,489
Proceeds from maturities, redemptions, and calls of fixed maturities	10,490	41,043
Proceed from sales of equity securities	8,637	5,337
Proceeds from other invested assets redeemed	203	2,656
Fixed assets purchased	(758)	(1,664)
Net cash provided by (used for) investing activities	22,010	(3,311)

Cash flows from financing activities:
Proceeds from stock options exercised	—	257
Excess tax expense from stock options exercised	—	(6)
Dividends paid to shareholders	(10,697)	(10,647)
Net cash used for financing activities	(10,697)	(10,396)

Net increase (decrease) in cash and cash equivalents	12,189	(11,554)
Cash and cash equivalents at beginning of year	20,052	47,494
Cash and cash equivalents at end of period	$32,241	$35,940

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

The financial information for the three months ended March 31, 2017 and 2016 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods.  The financial information as of December 31, 2016 is derived from the audited financial statements included in the Company's 2016 annual report on Form 10-K filed with the SEC on February 24, 2017.

These unaudited interim consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2017.

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

In October 2016, the FASB issued ASU 2016-17 - Consolidation (Topic 810): Interests Held through Related Parties that are Under Common Control, which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The Update requires the reporting entity, in determining whether it satisfies the second characteristic of a

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

primary beneficiary, to include its indirect variable interests in a VIE held through related parties that are under common control on a proportionate basis as opposed to in their entirety. The amendments in this Update will be applied retrospectively and are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The impact of the adoption of ASU 2016-17 was not material to the Company’s financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASC update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement, and be treated as discrete items in the reporting period in which they occur. Additionally, excess tax benefits will be classified with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax withholding purposes will be classified as a financing activity. Awards that are used to settle employee tax liabilities will be allowed to qualify for equity classification for withholdings up to the maximum statutory tax rates in applicable jurisdictions. Regarding forfeitures, a company can make an entity-wide accounting policy election to either continue estimating the number of awards that are expected to vest or account for forfeitures when they occur. The updated guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The impact of the adoption of ASU 2016-09 was not material to the Company’s financial position, results of operations or cash flows.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability as a Going Concern.  ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements, and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Management has assessed and concluded that there were no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements were issued.

In May 2014, the FASB issued as final, ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017 and allows early adoption. ASU 2014-09 allows for the use of either the retrospective or modified retrospective approach of adoption. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its financial position, results of operations, or cash flows.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2017	2016
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$12,019	$12,670
Allocation of income for participating shares	(79)	(156)
Net income from continuing operations attributed to common shareholders	$11,940	$12,514
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	15,079,684	15,089,522
Less: weighted average participating shares	(99,679)	(185,564)
Basic earnings per share denominator	14,980,005	14,903,958
Common equivalent shares- stock options	—	539
Common equivalent shares- non-vested performance stock grants	116,723	31,520
Diluted earnings per share denominator	15,096,728	14,936,017

Basic earnings per share	$0.80	$0.84
Diluted earnings per share	$0.79	$0.84

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$0.80	$0.84
Dividends declared	(0.70)	(0.70)
Undistributed earnings	$0.10	$0.14

Net income from continuing operations attributable to common shareholders -Diluted	$0.79	$0.84
Dividends declared	(0.70)	(0.70)
Undistributed earnings	$0.09	$0.14

 Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 738 and 3,456 anti-dilutive shares related to non vested performance stock grants for the three months ended March 31, 2017 and 2016, respectively.

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

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove "share recycling" plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At March 31, 2017, there were 210,087 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

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

As of March 31, 2017, all stock option awards have expired and all compensation expense related to stock option awards has been recognized. The total intrinsic value of options exercised during the three months ended March 31, 2016 was $85. Cash received from stock options exercised was $257 for the three months ended March 31,   2016.

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

The following table summarizes restricted stock activity under the Incentive Plan during the three months ended March 31, 2017 assuming a target payout for the 2017 performance-based shares.

	Shares	Weighted	Performance-based	Weighted
	Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	95,493	$55.86	94,610	$57.60
Granted	39,226	73.55	29,829	74.96
Vested and unrestricted	(41,253)	56.28	(18,259)	53.99
Forfeited	(80)	51.77	(520)	53.99
Outstanding at end of period	93,386	$63.11	105,660	$62.75

 As of March 31, 2017, there was $10,100 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.1 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2017 and 2016 was $3,308 and $3,732, respectively.  For the three months ended March 31, 2017 and 2016, the Company recorded compensation expense related to restricted stock of $989 and $603, net of income tax benefits of $533 and $324, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of March 31, 2017
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,811	$—	$(4)	$—	$1,807
Obligations of states and political subdivisions	381,856	13,854	(3,934)	—	391,776
Residential mortgage-backed securities (1)	231,658	3,155	(1,984)	—	232,829
Commercial mortgage-backed securities	35,671	271	(437)	—	35,505
Other asset-backed securities	67,070	82	(127)	—	67,025
Corporate and other securities	406,177	7,347	(2,678)	—	410,846
Subtotal, fixed maturity securities	1,124,243	24,709	(9,164)	—	1,139,788
Equity securities (2)	92,744	17,263	(1,887)	—	108,120
Other invested assets (5)	24,025	—	—	—	24,025
Totals	$1,241,012	$41,972	$(11,051)	$—	$1,271,933

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

(2)	Equity securities included interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 341 and 343 securities in an unrealized loss position at March 31, 2017 and December 31, 2016, respectively.
(4)	Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2017
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$50,533	$50,729
Due after one year through five years	258,255	262,824
Due after five years through ten years	227,232	231,338
Due after ten years through twenty years	249,542	254,836
Due after twenty years	4,283	4,703
Asset-backed securities	334,398	335,358
Totals	$1,124,243	$1,139,788

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended March 31,
	2017	2016
Gross realized gains
Fixed maturity securities	$573	$52
Equity securities	1,115	426
Gross realized losses
Fixed maturity securities	(108)	(582)
Equity securities	(38)	(219)
Net realized gains (losses) on investments	$1,542	$(323)

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

The following tables as of March 31, 2017 and December 31, 2016 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2017
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,807	$4	$—	$—	$1,807	$4
Obligations of states and political subdivisions	79,690	3,934	—	—	79,690	3,934
Residential mortgage-backed securities	157,969	1,827	4,354	157	162,323	1,984
Commercial mortgage-backed securities	10,471	437	—	—	10,471	437
Other asset-backed securities	34,518	127	—	—	34,518	127
Corporate and other securities	111,378	1,712	8,493	966	119,871	2,678
Subtotal, fixed maturity securities	395,833	8,041	12,847	1,123	408,680	9,164
Equity securities	7,421	438	12,229	1,449	19,650	1,887
Total temporarily impaired securities	$403,254	$8,479	$25,076	$2,572	$428,330	$11,051

	As of December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$301	$—	$—	$—	$301	$—
Obligations of states and political subdivisions	79,960	3,912	—	—	79,960	3,912
Residential mortgage-backed securities	182,265	2,476	4,595	180	186,860	2,656
Commercial mortgage-backed securities	15,521	432	—	—	15,521	432
Other asset-backed securities	31,869	90	—	—	31,869	90
Corporate and other securities	118,625	2,044	17,531	1,400	136,156	3,444
Subtotal, fixed maturity securities	428,541	8,954	22,126	1,580	450,667	10,534
Equity securities	6,364	315	14,841	2,420	21,205	2,735
Total temporarily impaired securities	$434,905	$9,269	$36,967	$4,000	$471,872	$13,269

Other-Than-Temporary Impairments

ASC 320, Investments – Debt and Equity Securities requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  Under ASC 320, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded as a component of other comprehensive income.  In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings.  In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.  For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The unrealized losses in the Company’s fixed income and equity portfolio as of March 31, 2017 were reviewed for potential other-than-temporary asset impairments. The Company recognized no OTTI losses during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company recognized OTTI of $292, which consisted entirely of credit losses related to fixed maturity securities.

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

The qualitative analysis performed by the Company concluded that outside of the securities that were recognized through OTTI, the unrealized losses recorded on the investment portfolio at March 31, 2017 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

The following table summarizes the credit loss recognized in earnings related to fixed maturity securities.

	Three Months Ended March 31,
	2017	2016
Credit losses on fixed maturity securities, beginning of period	$1,094	$796
Add: credit losses on OTTI not previously recognized	-	292
Less: credit losses on securities sold	(106)	(170)
Less: credit losses on securities impaired due to intent to sell	-	-
Add: credit losses on previously impaired securities	-	-
Less: increases in cash flows expected on previously impaired securities	-	-
Credit losses on fixed maturity securities, end of period	$988	$918

At March 31, 2017 and December 31, 2016, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2017	2016
Interest on fixed maturity securities	$8,834	$9,269
Dividends on equity securities	660	807
Equity in earnings of other invested assets	237	159
Interest on other assets	22	16
Interest on cash and cash equivalents	—	11
Total investment income	9,753	10,262
Investment expenses	658	635
Net investment income	$9,095	$9,627

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

Fair values for the Company’s fixed maturity securities are based on prices provided by its custodian bank and its investment managers.  Both the Company’s custodian bank and investment managers use a variety of independent, nationally recognized pricing services to determine market valuations.  If the pricing service cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers.  A minimum of two quoted prices is obtained for the majority of the Company’s available-for-sale fixed maturity securities in its investment portfolio.  The Company uses a third-party pricing service as its primary provider of quoted prices from third-party pricing services and broker-dealers.  To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from the Company’s custodian or investment managers.  An examination of the pricing data is then performed for each security.  If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from the Company’s primary source is used in the financial statements for the security.  If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, the Company obtains a quote from an alternative source, if possible, and documents and resolves any differences between the pricing sources.  In addition, the Company may request that its investment managers and its traders provide input as to which vendor is providing prices that its traders believe are reflective of fair value for the security.  Following this process, the Company may decide to value the security in its financial statements using the secondary or alternative source if it believes that pricing is more reflective of the security’s value than the primary pricing provided by its custodian bank.  The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs.  Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.  With the exception of the FHLB-Boston security, which are categorized as a Level 3 security, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of March 31, 2017. There were no significant changes to the valuation process during the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At March 31, 2017 and December 31, 2016, investments in fixed maturities and equity securities classified as available-for-sale had a fair value which equaled carrying value $1,247,908 and $1,259,364, respectively.  We have no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

	As of March 31, 2017
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,807	$—	$1,807	$—
Obligations of states and political subdivisions	391,776	—	391,776	—
Residential mortgage-backed securities	232,829	—	232,829	—
Commercial mortgage-backed securities	35,505	—	35,505	—
Other asset-backed securities	67,025	—	67,025	—
Corporate and other securities	410,846	—	410,846	—
Equity securities	88,068	87,390	—	678
Total investment securities	$1,227,856	$87,390	$1,139,788	$678

	As of December 31, 2016
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$302	$-	$302	$-
Obligations of states and political subdivisions	390,433	-	390,433	-
Residential mortgage-backed securities	252,631	-	252,631	-
Commercial mortgage-backed securities	35,454	-	35,454	-
Other asset-backed securities	70,410	-	70,410	-
Corporate and other securities	405,039	-	405,039	-
Equity securities	85,134	84,456	-	678
Total investment securities	$1,239,403	$84,456	$1,154,269	$678

There were no transfers between Level 1 and Level 2 during the three and three months ended March 31, 2017 and 2016.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

Three Months Ended March 31,
	2017	2016
	Level 3	Level 3
	Fair Value	Fair Value
	Securities	Securities
Balance at beginning of period	$678	547
Net gains and losses included in earnings	—	—
Net gains included in other comprehensive income	—	—
Purchases	—	—
Sales	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$678	$547
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of Level 3 during the three months ended March 31, 2017 and 2016. The Company held one Level 3 security at March 31, 2017 and March 31, 2016.

As of March 31, 2017 and December 31, 2016, there were approximately $20,052 and $19,961, respectively, in a real estate investment trust (“REIT”).  The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient.  The net asset value per share of this REIT is derived

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed.  The fair value was determined using the trust’s net asset value obtained from its audited financial statements.  The Company is required to submit a request 45 days before a quarter end to dispose of the security.

6.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Three Months Ended March 31,
	2017	2016
Reserves for losses and LAE at beginning of year	$560,321	$553,977
Less receivable from reinsurers related to unpaid losses and LAE	(83,724)	(68,261)
Net reserves for losses and LAE at beginning of year	476,597	485,716
Incurred losses and LAE, related to:
Current year	138,862	136,028
Prior years	(10,432)	(10,049)
Total incurred losses and LAE	128,430	125,979
Paid losses and LAE related to:
Current year	82,589	57,721
Prior years	40,135	81,148
Total paid losses and LAE	122,724	138,869
Net reserves for losses and LAE at end of period	482,303	472,826
Plus receivable from reinsurers related to unpaid losses and LAE	87,246	77,075
Reserves for losses and LAE at end of period	$569,549	$549,901

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $10,432 and $10,049 for the three months ended March 31, 2017 and 2016, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decreases in prior years reserves during the three months ended March 31, 2017 and 2016, periods are primarily composed of reductions in our retained automobile and retained homeowners reserves.

 The Company's automobile lines of business reserves decreased for the three months ended March 31, 2017 and 2016, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  As of March 31, 2017, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at March 31, 2017 and December 31, 2016.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at March 31, 2017 and 2016.

 Safety Insurance Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities.  At March 31, 2017, the Company has the ability to borrow $169,841 using eligible invested assets that would be used as collateral.  The Company has no amounts outstanding from the FHLB-Boston at March 31, 2017 and at December 31, 2016.

9.  Income Taxes

Federal income tax expense for the three months ended March 31, 2017 and 2016 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.  The effective rate in 2017 was lower than the statutory rate primarily due to effects of tax-exempt investment income.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the three months ended March 31, 2017, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

 The Company’s U.S. federal tax returns for the years ended December 31, 2015, 2014 and 2013 respectively, were examined by the IRS. This examination related to the refund claim for the 2015 Net Operating Loss that was carried back to prior years, which triggered a review by the Joint Committee on Taxation.  The review was completed during the quarter and no adjustments were noted as part of the review. All tax years prior to 2013 are closed.

In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised.

10.  Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31, 2017, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

No share purchases were made by the Company under the program during the three months ended March 31, 2017 and 2016.  As of March 31, 2017, the Company has purchased 2,279,570 shares at a cost of $83,835.

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

We are a leading provider of private passenger and commercial automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 57.7% of our direct written premiums in 2016), we offer a portfolio of other insurance products, including commercial automobile (14.9% of 2016 direct written premiums), homeowners (22.4% of 2016 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 5.0% of 2016 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire, and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 890 in 1,101 locations throughout Massachusetts and New Hampshire during 2016.  We have used these relationships and our extensive knowledge of the Massachusetts market to become second largest commercial automobile insurance carrier  and the third largest private passenger automobile and the in Massachusetts, capturing an approximate 14.7% and 9.7% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2016 according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”) based on automobile exposures. We are also the fourth largest homeowners insurance carrier in Massachusetts with a 7.2% share of the Massachusetts homeowners insurance market.

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011.  During the three months ended March 31, 2017 and 2016, we wrote $6,003 and $5,509, respectively, in direct written premiums in New Hampshire.

On February 9, 2015, the Insurance Subsidiaries each received a license to begin writing our property and casualty insurance products in the state of Maine.  We began writing new business in Maine in 2016.

Recent Trends and Events

For the quarter ended March 31, 2017, loss and loss adjustment expense incurred increased by $2,451, or 1.9%, to $128,430 from $125,979 for the comparable 2016 period.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2017 and 2016. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
New Hampshire Commercial Automobile	March 1, 2017	6.10%
Massachusetts Commercial Autotomobile	April 1, 2017	3.80%
New Hampshire Homeowner	December 1, 2016	4.40%
New Hampshire Private Passenger Automobile	December 1, 2016	4.10%
Massachusetts Homeowner	November 1, 2016	3.60%
Massachusetts Private Passenger Automobile	July 15, 2016	5.80%
Massachusetts Commercial Automobile	March 15, 2016	5.50%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2017	2016
GAAP ratios:
Loss ratio	67.7%	67.9%
Expense ratio	31.5	30.1
Combined ratio	99.2%	98.0%

Share-Based Compensation

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At March 31, 2017, there were 210,087 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of share based awards granted under the Incentive Plan during the three months ended March 31, 2017 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share		Vesting Terms
RS	February 22, 2017	4,000	$73.55	(1)	No vesting period (3)
RS - Service	February 22, 2017	19,120	$73.55	(1)	3 years, 30%-30%-40%
RS - Service	February 22, 2017	16,106	$73.55	(1)	5 years, 20% annually (5)
RS - Performance	February 22, 2017	29,829	$74.96	(2)	3 years, cliff vesting (4)

(1)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.
(2)	The fair value per share of the restricted stock grant is equal to the performance-based restricted stock award calculation.
(3)	Board of Director members must maintain stock ownership equal to at least four times their annual retainer. This requirement must be met within five years of becoming a director.
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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage during 2017 that protects us in the event of a "130-year storm" (that is, a storm of a severity expected to occur once in a 130-year period).  We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan").

For 2017, we have purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000.  Our reinsurers’ co-participation is 65.0% of $100,000 for the 1st layer, 80.0% of $280,000 for the 2nd layer, 80.0% of $135,000 for the 3rd layer and 80% of $100,000 for the 4th layer. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance in 2017 protects us in the event of a “130-year storm”.

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

In addition to the above mentioned reinsurance programs, we are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2016, the FAIR Plan purchased $1,600,000 of catastrophe reinsurance for property losses with retention of $100,000.

 At March 31, 2017, our total expected reinsurance recovery from reinsurers under our catastrophe reinsurance program related to the 2015 snow event is $67,934.  Amounts recoverable from reinsurers are billed to the reinsurer as claims are paid by the Company.  At March 31, 2017, the reinsurance recoverable on paid and unpaid loss and loss adjustment expense related to the 2015 snow event is $30,756.

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

At March 31, 2017,  we also had $92,465 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

Effects of Inflation

We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2017	2016
Direct written premiums	$199,666	$195,952
Net written premiums	$190,870	$185,652
Net earned premiums	$189,711	$185,654
Net investment income	9,095	9,627
Earnings from partnership investments	113	878
Net realized gains (losses) on investments	1,542	(323)
Net impairment losses on investments	—	(292)
Finance and other service income	4,309	4,285
Total revenue	204,770	199,829
Loss and loss adjustment expenses	128,430	125,979
Underwriting, operating and related expenses	59,670	55,957
Interest expense	22	22
Total expenses	188,122	181,958
Income before income taxes	16,648	17,871
Income tax expense	4,629	5,201
Net income	$12,019	$12,670
Earnings per weighted average common share:
Basic	$0.80	$0.84
Diluted	$0.79	$0.84
Cash dividends paid per common share	$0.70	$0.70

Direct Written Premiums. Direct written premiums for the three months ended March 31, 2017 increased by $3,714, or 1.9%, to $199,666 from $195,952 for the comparable 2016 period. The 2017 increase occurred primarily in our homeowners and private passenger automobile lines of business, which experienced increases in average written premium per exposure of 4.3% and 4.1%, respectively.  Our commercial passenger automobile line of business also experienced an increase of 2.3% in average written premium per exposure.

Net Written Premiums. Net written premiums for the three months ended March 31, 2017 increased by $5,218, or 2.8%, to $190,870 from $185,652 for the comparable 2016 period.

Net Earned Premiums.  Net earned premiums for the three months ended March 31, 2017 increased by $4,057, or 2.2%, to $189,711 from $185,654 for the comparable 2016 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2017	2016
Written Premiums
Direct	$199,666	$195,952
Assumed	8,592	7,140
Ceded	(17,388)	(17,440)
Net written premiums	$190,870	$185,652

Earned Premiums
Direct	$199,254	$194,295
Assumed	8,726	7,675
Ceded	(18,269)	(16,316)
Net earned premiums	$189,711	$185,654

Net Investment Income.  Net investment income for the three months ended March 31, 2017 decreased by $532, or 5.5%, to $9,095 from $9,627 for the comparable 2016 period. The decrease is a result of fixed maturity amortization related to prepayment activities. Net effective annualized yield on the investment portfolio was 2.9% for the three months ended March 31, 2017 compared to 3.2% for the three months ended March 31, 2016. The investment portfolio’s duration was 4.1 years at March 31, 2017 compared to 4.3 years at December 31, 2016.

Earnings from Partnership Investments. Earnings from partnership investments was $113 for the three months ended March 31, 2017 compared to $878 for the comparable 2016 period.

Net Realized Gains (Losses) on Investments.  Net realized gains on investments was $1,542 for the three months ended March 31, 2017 compared to net realized losses of $323 for the comparable 2016 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of March 31, 2017
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,811	$—	$(4)	$—	$1,807
Obligations of states and political subdivisions	381,856	13,854	(3,934)	—	391,776
Residential mortgage-backed securities (1)	231,658	3,155	(1,984)	—	232,829
Commercial mortgage-backed securities	35,671	271	(437)	—	35,505
Other asset-backed securities	67,070	82	(127)	—	67,025
Corporate and other securities	406,177	7,347	(2,678)	—	410,846
Subtotal, fixed maturity securities	1,124,243	24,709	(9,164)	—	1,139,788
Equity securities (2)	92,744	17,263	(1,887)	—	108,120
Other invested assets (5)	24,025	—	—	—	24,025
Totals	$1,241,012	$41,972	$(11,051)	$—	$1,271,933

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities include interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 341 securities in an unrealized loss position at March 31, 2017.
(4)	Amounts in this column represent other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of March 31, 2017
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$234,636	20.6%
Aaa/Aa	387,913	34.0
A	236,691	20.8
Baa	129,761	11.4
Ba	54,718	4.8
B	69,844	6.1
Caa	9,502	0.8
Ca	247	-
Not rated	16,476	1.5
Total	$1,139,788	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of March 31, 2017, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2017.

	As of March 31, 2017
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,807	$4	$—	$—	$1,807	$4
Obligations of states and political subdivisions	79,690	3,934	—	—	79,690	3,934
Residential mortgage-backed securities	157,969	1,827	4,354	157	162,323	1,984
Commercial mortgage-backed securities	10,471	437	—	—	10,471	437
Other asset-backed securities	34,518	127	—	—	34,518	127
Corporate and other securities	111,378	1,712	8,493	966	119,871	2,678
Subtotal, fixed maturity securities	395,833	8,041	12,847	1,123	408,680	9,164
Equity securities	7,421	438	12,229	1,449	19,650	1,887
Total temporarily impaired securities	$403,254	$8,479	$25,076	$2,572	$428,330	$11,051

As of March 31, 2017, we held insured investment securities of approximately $4,526, which represented approximately 0.4% of our total investments.  Approximately $230 of these securities is pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of March 31, 2017.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of March 31, 2017
			Exposure Net
		Pre-refunded	of Pre-refunded
	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$-	$-	$-
Financial Guaranty Insurance Company	230	230	-
Assured Guaranty Municipal Corporation	-	-	-
National Public Finance Guaranty Corporation	4,296	-	4,296
Total	$4,526	$230	$4,296

The Moody’s ratings of the Company’s insured investments held at March 31, 2017 are essentially the same with or without the investment guarantees.

The unrealized losses in the Company’s fixed income and equity portfolio as of March 31, 2017 were reviewed for potential other-than-temporary asset impairments. The Company held three debt securities at March 31, 2017 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment assessment.  The Company recognized no OTTI losses during the three months ended March 31, 2017. During the three months ended March 31, 2016 the Company recognized OTTI of $292, which consisted entirely of credit losses related to fixed maturity securities.

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

The majority of these unrealized losses recorded on the investment portfolio at March 31, 2017 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Net Impairment Losses on Investments. There were no net impairment losses on investments for the three months ended March 31, 2017.  Net impairment losses on investments were $292 for the three months ended March 31, 2016.

Finance and Other Service Income.  Finance and other service income include revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income for the three months ended March 31, 2017 increased by $24, or 0.6%, to $4,309 from $4,285 for the comparable 2016 period.

 Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the quarter ended March 31, 2017 increased by $2,451, or 1.9%, to $128,430 from $125,979 for the comparable 2016 period.

Our GAAP loss ratio for the three months ended March 31, 2017 decreased to 67.7% from 67.9% for the comparable 2016 period.  Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31, 2017 increased to 59.0% from 58.7% for the comparable 2016 period. Total prior year favorable development included in the pre-tax results for the three months ended March 31, 2017 was $10,432. Total prior year favorable development included in the pre-tax results for the three months ended March 31, 2016 was $10,049.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended March 31, 2017 increased by $3,713, or 6.6%, to $59,670 from $55,957 for the comparable 2016 period.  Our GAAP expense ratio for the three months ended March 31, 2017 increased to 31.5% from 30.1% for the comparable 2016 period. The increase in underwriting, operating, and related expenses and the expense ratio is attributable to increases in contingent commissions and restricted stock compensation.

Interest Expense.  Interest expense was $22 for the three months ended March 31, 2017 and 2016. The credit facility commitment fee included in interest expense was $19 for the three months ended March 31, 2017 and 2016.

Income Tax Expense (Credit).  Our effective tax rate was 27.8% and 29.1% for the three months ended March 31, 2017 and 2016, respectively. The effective rate in 2017 was lower than the statutory rate of 35.0% primarily due to the effects of tax-exempt investment income.

Net Income.   Net income for the three months ended March 31, 2017 was $12,019 compared to net income of $12,670 for the comparable 2016 period.

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

Net cash provided by operating activities was $876 and $2,153 during the three months ended March 31, 2017 and 2016, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  Positive operating cash flows are expected to continue in the future to meet our liquidity requirements.

Net cash provided by investing activities was $22,010 during the three months ended March 31,  2017 compared to net cash used for investing activities of $3,311 during the three months ended March 31, 2016.  Fixed maturities, equity securities, and other invested assets purchased were $44,097 for the three months ended March 31, 2017 compared to $66,172 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $66,865 during the three months ended March 31,  2017 compared to $64,525 for the comparable prior year period.

Net cash used for financing activities was $10,697 and $10,396 during the three months ended March 31, 2017 and 2016, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2016, the statutory surplus of Safety Insurance was $604,813, and its statutory net income for 2016 was $57,202.  As a result, a maximum of $60,481 is available in 2017 for such dividends without prior approval of the Commissioner.  As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $544,332 at December 31, 2016. During the three months ended March 31, 2017, Safety Insurance paid dividends to Safety of $9,880.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2017 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2017	March 1, 2017	March 15, 2017	$0.70	$10,674

On February 15, 2017, our Board approved and declared a dividend of $0.70 per share which was paid on March 15, 2017 to shareholders of record on March 1, 2017. We plan to continue to declare and pay quarterly cash dividends in 2017, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31,  2017, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of March 31, 2017 and December 31, 2016, the Company had purchased 2,279,570 shares of common stock at a cost of $83,835.

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

Risk-Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations.  Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.  The risk-based capital law provides for four levels of regulatory action.  The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls.  As of December 31, 2016, the Insurance Subsidiaries had total adjusted capital of $604,813, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.  Minimum statutory capital and surplus, or company action level risk-based capital, was $107,664 at December 31,  2016.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $439,359 to $504,074 as of March 31, 2017.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $482,303 as of March 31, 2017.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2017.

	As of March 31, 2017
Line of Business	Low	Recorded	High
Private passenger automobile	$221,495	$240,836	$245,520
Commercial automobile	74,915	79,814	81,836
Homeowners	81,656	90,475	100,287
All other	61,293	71,178	76,431
Total	$439,359	$482,303	$504,074

	As of December 31, 2016
Line of Business	Low	Recorded	High
Private passenger automobile	$227,646	$246,918	$247,782
Commercial automobile	72,785	79,115	81,562
Homeowners	72,939	80,594	87,105
All other	62,838	69,970	77,305
Total	$436,208	$476,597	$493,754

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31, 2017.

	As of March 31, 2017
Line of Business	Case	IBNR	Total
Private passenger automobile	$258,077	$(17,597)	$240,480
CAR assumed private passenger auto	63	293	356
Commercial automobile	49,431	7,309	56,740
CAR assumed commercial automobile	12,129	10,945	23,074
Homeowners	75,889	4,507	80,396
FAIR Plan assumed homeowners	3,608	6,471	10,079
All other	41,215	29,963	71,178
Total net reserves for losses and LAE	$440,412	$41,891	$482,303

At March 31, 2017, our total IBNR reserves for our private passenger automobile line of business was comprised of ($38,067) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $20,470 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 47.4% of our total reserves for CAR assumed commercial automobile business as of March 31, 2017, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 64.2% of our total reserves for FAIR Plan assumed homeowners at March 31, 2017, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of March 31, 2017

	As of March 31, 2017
Line of Business	Retained	Assumed	Net
Private passenger automobile	$240,480
CAR assumed private passenger automobile		$356
Net private passenger automobile			$240,836
Commercial automobile	56,740
CAR assumed commercial automobile		23,074
Net commercial automobile			79,814
Homeowners	80,396
FAIR Plan assumed homeowners		10,079
Net homeowners			90,475
All other	71,178	-	71,178
Total net reserves for losses and LAE	$448,794	$33,509	$482,303

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the three months ended March 31, 2017, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $1,897.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $1,233 effect on net income, or $0.08 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31, 2017.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.

A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,810)	$(2,405)	$—
Estimated increase in net income	3,126	1,563	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,405)	—	2,405
Estimated increase (decrease) in net income	1,563	—	(1,563)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,405	4,810
Estimated decrease in net income	—	(1,563)	(3,126)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,135)	(567)	—
Estimated increase in net income	738	369	—
No Change in Severity
Estimated (decrease) increase in reserves	(567)	—	567
Estimated increase (decrease) in net income	369	—	(369)
+1 Percent Change in Severity
Estimated increase in reserves	—	567	1,135
Estimated decrease in net income	—	(369)	(738)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,608)	(804)	—
Estimated increase in net income	1,045	523	—
No Change in Severity
Estimated (decrease) increase in reserves	(804)	—	804
Estimated increase (decrease) in net income	523	—	(523)
+1 Percent Change in Severity
Estimated increase in reserves	—	804	1,608
Estimated decrease in net income	—	(523)	(1,045)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,424)	(712)	—
Estimated increase in net income	925	463	—
No Change in Severity
Estimated (decrease) increase in reserves	(712)	—	712
Estimated increase (decrease) in net income	463	—	(463)
+1 Percent Change in Severity
Estimated increase in reserves	—	712	1,424
Estimated decrease in net income	—	(463)	(925)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2017.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(4)	$4
Estimated increase (decrease) in net income	2	(2)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(231)	231
Estimated increase (decrease) in net income	150	(150)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(101)	101
Estimated increase (decrease) in net income	66	(66)

Reserve Development Summary

 The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $10,432 and $10,049 during the three months ended March 31, 2017 and 2016, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2017 and 2016.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Three Months Ended March 31,
Accident Year	2017	2016
2007 & prior	$(184)	$(186)
2008	(9)	(473)
2009	(204)	21
2010	(313)	(650)
2011	(925)	(1,119)
2012	(1,320)	(2,150)
2013	(1,861)	(3,361)
2014	(4,639)	(2,041)
2015	(242)	(90)
2016	(735)	—
All prior years	$(10,432)	$(10,049)

The decreases in prior years’ reserves during the three months ended March 31, 2017 and 2016 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2017 decrease is primarily composed of reductions of $5,137 in our retained private passenger automobile reserves, $1,188 in our retained commercial automobile reserves, $2,426 in our retained homeowners reserves and $1,770 in our retained other lines reserves.  The 2016 decrease is primarily composed of reductions of $4,492 in our retained private passenger automobile reserves, $1,274 in our retained commercial automobile reserves, $2,605 in our retained homeowners reserves and $1,317 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses March 31, 2017.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2007 & prior	$(247)	$(4)	$(1)	$68	$(184)
2008	(9)	-	—	—	(9)
2009	(194)	(8)	(1)	(1)	(204)
2010	(100)	(211)	(1)	—	(312)
2011	(298)	(8)	(264)	(356)	(926)
2012	(679)	(163)	(123)	(355)	(1,320)
2013	(597)	(214)	(691)	(358)	(1,860)
2014	(1,557)	(747)	(1,611)	(725)	(4,640)
2015	(560)	91	239	(12)	(242)
2016	(896)	496	(304)	(31)	(735)
All prior years	$(5,137)	$(768)	$(2,757)	$(1,770)	$(10,432)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the three months ended March 31, 2017 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2007 & prior	$(247)	$(4)	$(1)	$68	$(184)
2008	(9)	-	—	—	(9)
2009	(194)	1	(1)	(1)	(195)
2010	(100)	(195)	(1)	—	(296)
2011	(298)	-	(263)	(356)	(917)
2012	(679)	(163)	(104)	(355)	(1,301)
2013	(597)	(293)	(663)	(358)	(1,911)
2014	(1,557)	(847)	(1,587)	(725)	(4,716)
2015	(560)	(54)	354	(12)	(272)
2016	(896)	367	(160)	(31)	(720)
All prior years	$(5,137)	$(1,188)	$(2,426)	$(1,770)	$(10,521)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the three months ended March 31, 2017.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2007 & prior	$—	$—	$—	$—
2008	—	—	—	—
2009	—	(9)	—	(9)
2010	—	(16)	—	(16)
2011	—	(7)	(1)	(8)
2012	—	—	(19)	(19)
2013	—	79	(29)	50
2014	—	100	(23)	77
2015	—	145	(115)	30
2016	—	128	(144)	(16)
All prior years	$—	$420	$(331)	$89

Our private passenger automobile line of business prior year reserves decreased by $5,137 for the three months ended March 31, 2017.  The decrease was primarily due to improved retained private passenger results of $4,289 for the accident years 2012 through 2016.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $768 for the three months ended March 31, 2017. The decrease was primarily due to improved retained commercial results of $747 for the 2014 accident year.

Our retained homeowners and our retained other lines of business prior year reserves decreased by $2,426 and $1,770 for the three months ended March 31, 2017 due primarily to fewer IBNR claims than previously estimated.

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

ASC 320, Investments — Debt and Equity Securities requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which the Company asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  Under ASC 320, the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded as a component of other comprehensive income.  In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in market value below amortized cost is recognized as an OTTI in earnings.  In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.  For debt securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income.

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

Forward-looking statements are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements.  These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition.  Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us.  Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, the possibility that existing insurance-related laws and regulations will become further restrictive in the future, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC.  Refer to Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of March 31, 2017
Estimated fair value	$1,181,184	$1,139,788	$1,094,495
Estimated increase (decrease) in fair value	$41,396	$—	$(45,293)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At March 31, 2017, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2017, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings - Please see “Item 1 — Financial Statements - Note 7, Commitments and Contingencies.”

Item 1A.  Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2016 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31, 2017, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.  No share repurchases were made by the Company during the three months ended March 31, 2017.

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

May 5, 2017	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description

11.0	Statement re: Computation of Per Share Earnings (1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(2)

(1)	Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, earnings per Weighted Average Common Share.
(2)	Included herein.