Form 10-Q
period 2017-06-30
SAFETY INSURANCE GROUP INC
filed 2017-08-04
CIK 1172052

th

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐  No ☒

As of July 31, 2017 there were 15,219,974 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,128,379 and $1,142,663)	$1,148,659	$1,154,269
Equity securities, at fair value (cost: $94,078 and $92,326)	111,413	105,095
Other invested assets	27,492	21,142
Total investments	1,287,564	1,280,506
Cash and cash equivalents	34,297	20,052
Accounts receivable, net of allowance for doubtful accounts	201,881	187,696
Receivable for securities sold	834	7,098
Accrued investment income	8,471	8,858
Taxes recoverable	4,082	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	42,337	29,504
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	88,637	83,724
Ceded unearned premiums	30,432	28,585
Deferred policy acquisition costs	74,410	70,996
Deferred income taxes	—	3,083
Equity and deposits in pools	26,510	24,675
Other assets	15,594	13,469
Total assets	$1,815,049	$1,758,246

Liabilities
Loss and loss adjustment expense reserves	$562,709	$560,321
Unearned premium reserves	442,031	418,033
Accounts payable and accrued liabilities	54,078	66,805
Payable for securities purchased	14,763	5,564
Payable to reinsurers	17,401	13,502
Deferred income taxes	4,503	—
Taxes payable	—	1,110
Other liabilities	25,730	22,185
Total liabilities	1,121,215	1,087,520

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,498,644 and 17,430,189 shares issued	175	174
Additional paid-in capital	187,262	184,549
Accumulated other comprehensive income, net of taxes	24,450	15,843
Retained earnings	565,782	553,995
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	693,834	670,726
Total liabilities and shareholders’ equity	$1,815,049	$1,758,246

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net earned premiums	$192,824	$187,393	$382,535	$373,047
Net investment income	9,715	9,641	18,810	19,268
Earnings from partnership investments	769	1,409	882	2,287
Net realized gains on investments	567	360	2,109	37
Net impairment losses on investments (a)	—	(137)	—	(429)
Finance and other service income	4,374	4,284	8,683	8,569
Total revenue	208,249	202,950	413,019	402,779

Losses and loss adjustment expenses	117,049	115,144	245,479	241,123
Underwriting, operating and related expenses	60,979	57,513	120,649	113,470
Interest expense	23	23	45	45
Total expenses	178,051	172,680	366,173	354,638

Income before income taxes	30,198	30,270	46,846	48,141
Income tax expense	9,093	8,905	13,722	14,106
Net income	$21,105	$21,365	$33,124	$34,035

Earnings per weighted average common share:
Basic	$1.40	$1.42	$2.19	$2.26
Diluted	$1.39	$1.41	$2.18	$2.25

Cash dividends paid per common share	$0.70	$0.70	$1.40	$1.40

Number of shares used in computing earnings per share:
Basic	15,020,028	14,960,516	15,000,127	14,932,237
Diluted	15,114,284	15,041,077	15,105,554	14,988,546

(a)	No portion of the other-than-temporary impairments recognized in the period indicated were included in comprehensive income

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$21,105	$21,365	$33,124	$34,035

Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of income tax expense of $2,542, $5,426, $5,373 and $10,934.	4,721	10,077	9,978	20,306
Reclassification adjustment for losses included in net income, net of income tax expense of ($199), ($126), ($738) and ($13).	(369)	(234)	(1,371)	(24)
Unrealized gains on securities available for sale	4,352	9,843	8,607	20,282

Comprehensive income	$25,457	$31,208	$41,731	$54,317

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2015	$174	$179,896	$16,464	$531,800	$(83,835)	$644,499
Net income, January 1 to June 30, 2016				34,035		34,035
Unrealized gains on securities available for sale, net of deferred federal income taxes			20,282			20,282
Restricted share awards issued		280				280
Recognition of employee share-based compensation, net of deferred federal income taxes		1,851				1,851
Exercise of options, net of federal income taxes		251				251
Dividends paid and accrued				(21,163)		(21,163)
Balance at June 30, 2016	$174	$182,278	$36,746	$544,672	$(83,835)	$680,035

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2016	$174	$184,549	$15,843	$553,995	$(83,835)	$670,726
Net income, January 1 to June 30, 2017				33,124		33,124
Unrealized gains on securities available for sale, net of deferred federal income taxes			8,607			8,607
Restricted share awards issued	1	294				295
Recognition of employee share-based compensation, net of deferred federal income taxes		2,419				2,419
Dividends paid and accrued				(21,337)		(21,337)
Balance at June 30, 2017	$175	$187,262	$24,450	$565,782	$(83,835)	$693,834

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$33,124	$34,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	8,393	6,356
Provision for deferred income taxes	2,951	626
Net realized (gains) on investments	(2,109)	(37)
Net impairment losses on investments	—	429
Earnings from partnership investments	(882)	(2,287)
Changes in assets and liabilities:
Accounts receivable	(14,185)	(16,942)
Accrued investment income	387	453
Receivable from reinsurers	(17,746)	4,746
Ceded unearned premiums	(1,847)	(5,664)
Deferred policy acquisition costs	(3,414)	(3,449)
Taxes recoverable	(4,082)	(1,540)
Other assets	(3,340)	(6,328)
Loss and loss adjustment expense reserves	2,388	(9,895)
Unearned premium reserves	23,998	26,174
Taxes payable	(1,110)	—
Accounts payable and accrued liabilities	(12,789)	(1,936)
Payable to reinsurers	3,899	11,630
Other liabilities	3,545	(6,458)
Net cash provided by operating activities	17,181	29,913

Cash flows from investing activities:
Fixed maturities purchased	(83,014)	(117,678)
Equity securities purchased	(12,031)	(10,705)
Other invested assets purchased	(5,681)	(2,013)
Proceeds from sales and paydowns of fixed maturities	91,089	43,085
Proceeds from maturities, redemptions, and calls of fixed maturities	18,966	64,462
Proceed from sales of equity securities	11,652	10,150
Proceeds from other invested assets redeemed	203	2,656
Fixed assets purchased	(2,845)	(2,375)
Net cash provided by (used for) investing activities	18,339	(12,418)

Cash flows from financing activities:
Proceeds from stock options exercised	—	257
Excess tax expense from stock options exercised	—	(6)
Dividends paid to shareholders	(21,275)	(21,187)
Net cash used for financing activities	(21,275)	(20,936)

Net increase (decrease) in cash and cash equivalents	14,245	(3,441)
Cash and cash equivalents at beginning of year	20,052	47,494
Cash and cash equivalents at end of period	$34,297	$44,053

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

The financial information for the three and six months ended June 30, 2017 and 2016 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods.  The financial information as of December 31, 2016 is derived from the audited financial statements included in the Company's 2016 annual report on Form 10-K filed with the SEC on February 24, 2017.

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

2.  Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which requires certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted. For public business entities with calendar year ends, the amendments in ASU No. 2017-08 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.  The Company is evaluating the impact of ASU 2017-08 on its financial position and results of operations. The extent of the impact will depend upon the nature and characteristics of the Company’s portfolio at the adoption date.

In December 2016, the FASB issued ASU 2016-19 - Technical Corrections and Improvements, which covers a wide range of Topics in the Accounting Standards Codification (ASC). The amendments in this Update represent changes to clarify, correct errors, or make minor improvements to the ASC, making it easier to understand and apply by

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

eliminating inconsistencies and providing clarifications. The amendments generally fall into one of the following categories: amendments related to differences between original guidance and the ASC, guidance clarification and reference corrections, simplification, or minor improvements. Most of the amendments in ASU 2016-19 do not require transition guidance and are effective upon issuance of ASU 2016-19.

In October 2016, the FASB issued ASU 2016-17 - Consolidation (Topic 810): Interests Held through Related Parties that are Under Common Control, which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The Update requires the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include its indirect variable interests in a VIE held through related parties that are under common control on a proportionate basis as opposed to in their entirety. The amendments in this Update will be applied retrospectively and are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The impact of the adoption of ASU 2016-17 was not material to the Company’s financial position, results of operations or cash flows.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which amends the guidance for the impairment of financial instruments and is expected to result in more timely recognition of impairment losses. The update introduces an impairment model referred to as the current expected credit loss (“CECL”) model. The impairment model is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of the current guidance by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are SEC filers, the amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of ASU 2016-13 on its financial position and results of operations with regards to potential credit losses on its Available For Sale investment portfolio.  The extent of the increase of credit losses is under evaluation, but will depend upon the nature and characteristics of the Company’s portfolio at the adoption date, and the macroeconomic conditions and forecasts at the date.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of ASU 2016-02 by reviewing its existing lease contracts.  The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets.  The extent of such gross-up is under evaluation.  The Company does not expect material changes to the Consolidated Statements of Operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASC update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01: (1) requires equity investments (except those accounted for under the equity method or those that result in the consolidation of the investee) to be measured at fair value with changes in the fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (4) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the notes to the financial statements. These amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The extent of the impact will depend upon the nature and characteristics of the Company’s portfolio at the adoption date.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$21,105	$21,365	$33,124	$34,035
Allocation of income for participating shares	(130)	(138)	(212)	(319)
Net income from continuing operations attributed to common shareholders	$20,975	$21,227	$32,912	$33,716
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	15,113,414	15,057,436	15,096,642	15,073,479
Less: weighted average participating shares	(93,386)	(96,920)	(96,515)	(141,242)
Basic earnings per share denominator	15,020,028	14,960,516	15,000,127	14,932,237
Common equivalent shares- stock options	—	—	—	269
Common equivalent shares- non-vested performance stock grants	94,256	80,561	105,427	56,040
Diluted earnings per share denominator	15,114,284	15,041,077	15,105,554	14,988,546

Basic earnings per share	$1.40	$1.42	$2.19	$2.26
Diluted earnings per share	$1.39	$1.41	$2.18	$2.25

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$1.40	$1.42	$2.19	$2.26
Dividends declared	(0.70)	(0.70)	(1.40)	(1.40)
Undistributed earnings	$0.70	$0.72	$0.79	$0.86

Net income from continuing operations attributable to common shareholders -Diluted	$1.39	$1.41	$2.18	$2.25
Dividends declared	(0.70)	(0.70)	(1.40)	(1.40)
Undistributed earnings	$0.69	$0.71	$0.78	$0.85

 Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were zero and 53 anti-dilutive shares related to non vested performance stock grants for the three months ended June 30, 2017 and 2016, respectively. There were 38 and 1,271 anti-dilutive shares related to non vested performance stock grants for the six months ended June 30, 2017 and 2016, respectively.

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

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove "share recycling" plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At June 30, 2017, there were 210,087 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

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

As of June 30, 2017, all stock option awards have expired and all compensation expense related to stock option awards has been recognized. The total intrinsic value of options exercised during the six months ended June 30, 2016  was $85.  Cash received from stock options exercised was $257 for the six months ended June 30, 2016.

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

The following table summarizes restricted stock activity under the Incentive Plan during the six months ended June 30, 2017 assuming a target payout for the 2017 performance-based shares.

	Shares	Weighted	Performance-based	Weighted
	Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	95,493	$55.86	94,610	$57.60
Granted	39,226	73.55	29,829	74.96
Vested and unrestricted	(41,253)	56.28	(18,259)	53.99
Forfeited	(80)	51.77	(520)	53.99
Outstanding at end of period	93,386	$63.11	105,660	$62.75

 As of June 30, 2017, there was $8,990 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.  The total fair value of the shares that were vested and unrestricted during the six months ended June 30, 2017 and 2016 was $3,308 and $3,732, respectively.  For the six months ended June 30, 2017 and 2016, the Company recorded compensation expense related to restricted stock of $1,764 and $1,321, net of income tax benefits of $950 and $711, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of June 30, 2017
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,810	$2	$—	$—	$1,812
Obligations of states and political subdivisions	379,280	15,451	(2,215)	—	392,516
Residential mortgage-backed securities (1)	227,485	3,127	(1,545)	—	229,067
Commercial mortgage-backed securities	37,255	413	(345)	—	37,323
Other asset-backed securities	73,608	201	(102)	—	73,707
Corporate and other securities	408,941	7,790	(2,497)	—	414,234
Subtotal, fixed maturity securities	1,128,379	26,984	(6,704)	—	1,148,659
Equity securities (2)	94,078	18,835	(1,500)	—	111,413
Other invested assets (5)	27,492	—	—	—	27,492
Totals	$1,249,949	$45,819	$(8,204)	$—	$1,287,564

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

(2)	Equity securities included interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 311 and 343 securities in an unrealized loss position at June 30, 2017 and December 31, 2016, respectively.
(4)	Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2017
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$62,564	$62,950
Due after one year through five years	258,038	263,553
Due after five years through ten years	228,172	232,907
Due after ten years through twenty years	238,237	245,947
Due after twenty years	3,020	3,203
Asset-backed securities	338,348	340,099
Totals	$1,128,379	$1,148,659

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross realized gains
Fixed maturity securities	$384	$172	$957	$224
Equity securities	264	685	1,379	1,111
Gross realized losses
Fixed maturity securities	(71)	(409)	(179)	(991)
Equity securities	(10)	(88)	(48)	(307)
Net realized gains on investments	$567	$360	$2,109	$37

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

The following tables as of June 30, 2017 and December 31, 2016 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$301	$—	$—	$—	$301	$—
Obligations of states and political subdivisions	69,890	2,215	—	—	69,890	2,215
Residential mortgage-backed securities	130,180	1,413	4,160	132	134,340	1,545
Commercial mortgage-backed securities	11,587	345	—	—	11,587	345
Other asset-backed securities	37,759	102	—	—	37,759	102
Corporate and other securities	103,341	1,595	7,951	902	111,292	2,497
Subtotal, fixed maturity securities	353,058	5,670	12,111	1,034	365,169	6,704
Equity securities	7,605	448	11,982	1,052	19,587	1,500
Total temporarily impaired securities	$360,663	$6,118	$24,093	$2,086	$384,756	$8,204

	As of December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$301	$—	$—	$—	$301	$—
Obligations of states and political subdivisions	79,960	3,912	—	—	79,960	3,912
Residential mortgage-backed securities	182,265	2,476	4,595	180	186,860	2,656
Commercial mortgage-backed securities	15,521	432	—	—	15,521	432
Other asset-backed securities	31,869	90	—	—	31,869	90
Corporate and other securities	118,625	2,044	17,531	1,400	136,156	3,444
Subtotal, fixed maturity securities	428,541	8,954	22,126	1,580	450,667	10,534
Equity securities	6,364	315	14,841	2,420	21,205	2,735
Total temporarily impaired securities	$434,905	$9,269	$36,967	$4,000	$471,872	$13,269

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The unrealized losses in the Company’s fixed income and equity portfolio as of June 30, 2017 were reviewed for potential other-than-temporary asset impairments. The Company recognized no OTTI losses during the six months ended June 30, 2017. During the three months and six months ended June 30, 2016, the Company recognized OTTI of $137 and $429, respectively, which consisted entirely of credit losses related to fixed maturity securities.

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

The qualitative analysis performed by the Company concluded that outside of the securities that were recognized through OTTI, the unrealized losses recorded on the investment portfolio at June 30, 2017 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

The following table summarizes the credit loss recognized in earnings related to fixed maturity securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Credit losses on fixed maturity securities, beginning of period	$988	$918	$1,094	$796
Add: credit losses on OTTI not previously recognized	—	137	—	429
Less: credit losses on securities sold	—	—	(106)	(170)
Less: credit losses on securities impaired due to intent to sell	—	—	—	—
Add: credit losses on previously impaired securities	—	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—	—
Credit losses on fixed maturity securities, end of period	$988	$1,055	$988	$1,055

At June 30, 2017 and December 31, 2016, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest on fixed maturity securities	$9,515	$9,260	$18,349	$18,529
Dividends on equity securities	662	753	1,322	1,560
Equity in earnings of other invested assets	171	257	408	416
Interest on other assets	21	16	43	32
Interest on cash and cash equivalents	—	32	—	43
Total investment income	10,369	10,318	20,122	20,580
Investment expenses	654	677	1,312	1,312
Net investment income	$9,715	$9,641	$18,810	$19,268

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.  With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of June 30, 2017. There were no significant changes to the valuation process during the six months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At June 30, 2017 and December 31, 2016, investments in fixed maturities and equity securities classified as available-for-sale had a fair value which equaled carrying value $1,260,072 and $1,259,364, respectively.  We have no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

	As of June 30, 2017
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,812	$—	$1,812	$—
Obligations of states and political subdivisions	392,516	—	392,516	—
Residential mortgage-backed securities	229,067	—	229,067	—
Commercial mortgage-backed securities	37,323	—	37,323	—
Other asset-backed securities	73,707	—	73,707	—
Corporate and other securities	414,234	—	414,234	—
Equity securities	91,217	90,537	—	680
Total investment securities	$1,239,876	$90,537	$1,148,659	$680

	As of December 31, 2016
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$302	$—	$302	$—
Obligations of states and political subdivisions	390,433	—	390,433	—
Residential mortgage-backed securities	252,631	—	252,631	—
Commercial mortgage-backed securities	35,454	—	35,454	—
Other asset-backed securities	70,410	—	70,410	—
Corporate and other securities	405,039	—	405,039	—
Equity securities	85,134	84,456	—	678
Total investment securities	$1,239,403	$84,456	$1,154,269	$678

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2017 and 2016.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$678	547	$678	$547
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	2	131	2	131
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$680	$678	$680	$678
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of Level 3 during the six months ended June 30, 2017 and 2016. The Company held one Level 3 security at June 30, 2017 and June 30, 2016.

As of June 30, 2017 and December 31, 2016, there were approximately $20,196 and $19,961, respectively, in a real estate investment trust (“REIT”).  The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient.  The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

attributed.  The fair value was determined using the trust’s net asset value obtained from its audited financial statements.  The Company is required to submit a request 45 days before a quarter end to dispose of the security.

6.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Six Months Ended June 30,
	2017	2016
Reserves for losses and LAE at beginning of year	$560,321	$553,977
Less receivable from reinsurers related to unpaid losses and LAE	(83,724)	(68,261)
Net reserves for losses and LAE at beginning of year	476,597	485,716
Incurred losses and LAE, related to:
Current year	265,886	262,990
Prior years	(20,407)	(21,867)
Total incurred losses and LAE	245,479	241,123
Paid losses and LAE related to:
Current year	126,073	138,530
Prior years	121,931	122,270
Total paid losses and LAE	248,004	260,800
Net reserves for losses and LAE at end of period	474,072	466,039
Plus receivable from reinsurers related to unpaid losses and LAE	88,637	78,043
Reserves for losses and LAE at end of period	$562,709	$544,082

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $20,407 and $21,867 for the six months ended June 30, 2017 and 2016, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decreases in prior years reserves during the six months ended June 30, 2017 and 2016, are primarily composed of reductions in our retained automobile and retained homeowners reserves.

 The Company's automobile lines of business reserves decreased for the six months ended June 30, 2017 and 2016, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  As of June 30, 2017, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at June 30, 2017 and December 31, 2016.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at June 30, 2017 and 2016.

 Safety Insurance Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities.  At June 30, 2017, the Company has the ability to borrow $167,436 using eligible invested assets that would be used as collateral.  The Company has no amounts outstanding from the FHLB-Boston at June 30, 2017 and at December 31, 2016.

9.  Income Taxes

Federal income tax expense for the six months ended June 30, 2017 and 2016 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.  The effective rate in 2017 was lower than the statutory rate primarily due to effects of tax-exempt investment income.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the six months ended June 30, 2017, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

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

10.  Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of June 30, 2017, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

No share purchases were made by the Company under the program during the six months ended June 30, 2017 and 2016.  As of June 30, 2017, the Company has purchased 2,279,570 shares at a cost of $83,835.

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

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011. During the six months ended June 30, 2017 and 2016, we wrote $13,025 and $12,230, respectively, in direct written premiums in New Hampshire.

On February 9, 2015, the Insurance Subsidiaries each received a license to begin writing our property and casualty insurance products in the state of Maine. We began writing new business in Maine in 2016.

Recent Trends and Events

For the quarter ended June 30, 2017, loss and loss adjustment expense incurred increased by $1,905, or 1.7%, to $117,049 from $115,144 for the comparable 2016 period.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2017 and 2016. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
Massachusetts Private Passenger Automobile	July 15, 2017	3.60%
New Hampshire Commercial Automobile	March 1, 2017	6.10%
Massachusetts Commercial Automobile	April 1, 2017	3.80%
New Hampshire Homeowner	December 1, 2016	4.40%
New Hampshire Private Passenger Automobile	December 1, 2016	4.10%
Massachusetts Homeowner	November 1, 2016	3.60%
Massachusetts Private Passenger Automobile	July 15, 2016	5.80%
Massachusetts Commercial Automobile	March 15, 2016	5.50%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
GAAP ratios:
Loss ratio	60.7%	61.4%	64.2%	64.6%
Expense ratio	31.6	30.7	31.5	30.4
Combined ratio	92.3%	92.1%	95.7%	95.0%

Share-Based Compensation

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At June 30, 2017, there were 210,087 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of share based awards granted under the Incentive Plan during the six months ended June 30, 2017 is as follows:

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

In addition to the above mentioned reinsurance programs, we are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2017, the FAIR Plan purchased $2,000,000 of catastrophe reinsurance for property losses with retention of $100,000.

 At June 30, 2017, our total expected reinsurance recovery from reinsurers under our catastrophe reinsurance program related to the 2015 snow event is $67,934.  Amounts recoverable from reinsurers are billed to the reinsurer as claims are paid by the Company.  At June 30, 2017, the reinsurance recoverable on paid and unpaid loss and loss adjustment expense related to the 2015 snow event is $30,246.

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

At June 30, 2017, we also had $96,666 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

Effects of Inflation

We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Results of Operations

Six Months Ended June 30,  2017 Compared to Six Months Ended June 30,  2016

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct written premiums	$227,048	$221,359	$426,714	$417,311
Net written premiums	$213,816	$207,906	$404,686	$393,558
Net earned premiums	$192,824	$187,393	$382,535	$373,047
Net investment income	9,715	9,641	18,810	19,268
Earnings from partnership investments	769	1,409	882	2,287
Net realized gains on investments	567	360	2,109	37
Net impairment losses on investments	—	(137)	—	(429)
Finance and other service income	4,374	4,284	8,683	8,569
Total revenue	208,249	202,950	413,019	402,779
Loss and loss adjustment expenses	117,049	115,144	245,479	241,123
Underwriting, operating and related expenses	60,979	57,513	120,649	113,470
Interest expense	23	23	45	45
Total expenses	178,051	172,680	366,173	354,638
Income before income taxes	30,198	30,270	46,846	48,141
Income tax expense	9,093	8,905	13,722	14,106
Net income	$21,105	$21,365	$33,124	$34,035
Earnings per weighted average common share:
Basic	$1.40	$1.42	$2.19	$2.26
Diluted	$1.39	$1.41	$2.18	$2.25
Cash dividends paid per common share	$0.70	$0.70	$1.40	$1.40

Direct Written Premiums. Direct written premiums for the three months ended June 30, 2017 increased by $5,689, or 2.6%, to $227,048 from $221,359 for the comparable 2016 period. Direct written premiums for the six months ended June 30,  2017 increased by $9,403, or 2.3%, to $426,714 from $417,311 for the comparable 2016 period.

The 2017 increase occurred in our private passenger automobile, commercial passenger automobile and homeowners lines of business, which experienced increases in average written premium per exposure of 4.1%,  3.4% and 3.9%, respectively.

Net Written Premiums. Net written premiums for the three months ended June 30, 2017 increased by $5,910, or 2.8%, to $213,816 from $207,906 for the comparable 2016 period. Net written premiums for the six months ended June 30,  2017 increased by $11,128, or 2.8%, to $404,686 from $393,558 for the comparable 2016 period.

Net Earned Premiums.  Net earned premiums for the three months ended June 30,  2017 increased by $5,431, or 2.9%, to $192,824 from $187,393 for the comparable 2016 period. Net earned premiums for the six months ended June 30,  2017 increased by $9,488, or 2.5%, to $382,535 from $373,047 for the comparable 2016 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Written Premiums
Direct	$227,048	$221,359	$426,714	$417,311
Assumed	8,443	8,414	17,035	15,554
Ceded	(21,675)	(21,867)	(39,063)	(39,307)
Net written premiums	$213,816	$207,906	$404,686	$393,558

Earned Premiums
Direct	$203,785	$197,090	$403,039	$391,385
Assumed	7,986	7,631	16,712	15,306
Ceded	(18,947)	(17,328)	(37,216)	(33,644)
Net earned premiums	$192,824	$187,393	$382,535	$373,047

Net Investment Income.  Net investment income for the three months ended June 30,  2017 increased by $74, or 0.8%, to $9,715 from $9,641 for the comparable 2016 period. Net investment income for the six months ended June 30,  2017 decreased by $458, or 2.4%, to $18,810 from $19,268 for the comparable 2016 period. The decrease is a result of fixed maturity amortization related to prepayment activities. Net effective annualized yield on the investment portfolio was 3.1% for the three months ended June 30,  2017 compared to 3.2% for the three months ended    June 30, 2016. Net effective annualized yield on the investment portfolio was 3.0% for the six months ended June 30, 2017 compared to 3.2% for the six months ended June 30, 2016. The investment portfolio’s duration was 4.0 years at June 30,  2017 compared to 4.3 years at December 31, 2016.

Earnings from Partnership Investments. Earnings from partnership investments was $769 for the three months ended June 30,  2017 compared to $1,409 for the comparable 2016 period. Earnings from partnership investments was $882 for the six months ended June 30,  2017 compared to $2,287 for the comparable 2016 period.

Net Realized Gains on Investments.  Net realized gains on investments was $567 for the three months ended June 30,  2017 compared to net realized gains of $360 for the comparable 2016 period. Net realized gains on investments was $2,109 for the six months ended June 30,  2017 compared to net realized gains of $37 for the comparable 2016 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of June 30, 2017
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,810	$2	$—	$—	$1,812
Obligations of states and political subdivisions	379,280	15,451	(2,215)	—	392,516
Residential mortgage-backed securities (1)	227,485	3,127	(1,545)	—	229,067
Commercial mortgage-backed securities	37,255	413	(345)	—	37,323
Other asset-backed securities	73,608	201	(102)	—	73,707
Corporate and other securities	408,941	7,790	(2,497)	—	414,234
Subtotal, fixed maturity securities	1,128,379	26,984	(6,704)	—	1,148,659
Equity securities (2)	94,078	18,835	(1,500)	—	111,413
Other invested assets (5)	27,492	—	—	—	27,492
Totals	$1,249,949	$45,819	$(8,204)	$—	$1,287,564

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities include interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 311 securities in an unrealized loss position at June 30, 2017.
(4)	Amounts in this column represent other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of June 30, 2017
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$230,879	20.1%
Aaa/Aa	406,118	35.3
A	227,046	19.8
Baa	129,380	11.3
Ba	48,895	4.3
B	74,332	6.5
Caa	7,676	0.7
Ca	411	—
Not rated	23,922	2.0
Total	$1,148,659	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of June 30,  2017, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30,  2017.

	As of June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$301	$—	$—	$—	$301	$—
Obligations of states and political subdivisions	69,890	2,215	—	—	69,890	2,215
Residential mortgage-backed securities	130,180	1,413	4,160	132	134,340	1,545
Commercial mortgage-backed securities	11,587	345	—	—	11,587	345
Other asset-backed securities	37,759	102	—	—	37,759	102
Corporate and other securities	103,341	1,595	7,951	902	111,292	2,497
Subtotal, fixed maturity securities	353,058	5,670	12,111	1,034	365,169	6,704
Equity securities	7,605	448	11,982	1,052	19,587	1,500
Total temporarily impaired securities	$360,663	$6,118	$24,093	$2,086	$384,756	$8,204

As of June 30,  2017, we held insured investment securities of approximately $4,555, which represented approximately 0.4% of our total investments.  Approximately $228 of these securities is pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of June 30,  2017.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of June 30, 2017
			Exposure Net
		Pre-refunded	of Pre-refunded
	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$—	$—	$—
Financial Guaranty Insurance Company	228	228	—
Assured Guaranty Municipal Corporation	—	—	—
National Public Finance Guaranty Corporation	4,327	—	4,327
Total	$4,555	$228	$4,327

The Moody’s ratings of the Company’s insured investments held at June 30,  2017 are essentially the same with or without the investment guarantees.

The unrealized losses in the Company’s fixed income and equity portfolio as of June 30,  2017 were reviewed for potential other-than-temporary asset impairments. The Company held six debt securities at June 30,  2017 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment assessment.  The Company recognized no OTTI losses during the six months ended    June 30, 2017. During the three and six months ended June 30, 2016 the Company recognized OTTI of $137 and  $429, respectively, which consisted entirely of credit losses related to fixed maturity securities.

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

The majority of these unrealized losses recorded on the investment portfolio at June 30,  2017 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Net Impairment Losses on Investments. There were no net impairment losses on investments for the three months ended June 30,  2017.  Net impairment losses on investments were $137 for the three months ended June 30, 2016. There were no net impairment losses on investments for the six months ended June 30,  2017.  Net impairment losses on investments were $429 for the six months ended June 30, 2016.

Finance and Other Service Income.  Finance and other service income include revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income for the three months ended June 30, 2017 increased by $90, or 2.1%, to $4,374 from $4,284 for the comparable 2016 period. Finance and other service income for the six months ended June 30, 2017 increased by $114, or 1.3%, to $8,683 from $8,569 for the comparable 2016 period.

 Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended  June 30, 2017 increased by $1,905, or 1.7%, to $117,049 from $115,144 for the comparable 2016 period. Losses and loss adjustment expenses incurred for the six months ended June 30, 2017 increased by $4,356, or 1.8%, to $245,479 from $241,123 for the comparable 2016 period.

Our GAAP loss ratio for the three months ended June 30, 2017 decreased to 60.7% from 61.4% for the comparable 2016 period.  Our GAAP loss ratio for the six months ended June 30, 2017 decreased to 64.2% from 64.6% for the comparable 2016 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended June 30, 2017 was 53.1% compared to 53.2% for the comparable 2016 period. Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2017 was 56.0% compared to 55.9% for the comparable 2016 period. Total prior year favorable development included in the pre-tax results for the three months ended June 30, 2017 was $9,975 compared to $11,818 for the comparable 2016 period. Total prior year favorable development included in the pre-tax results for the six months ended  June 30, 2017 was $20,407 compared to $21,867 for the comparable 2016 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended June 30, 2017 increased by $3,466, or 6.0%, to $60,979 from $57,513 for the comparable 2016 period. Underwriting, operating and related expenses for the six months ended June 30, 2017 increased by $7,179, or 6.3%, to $120,649 from $113,470 for the comparable 2016 period. Our GAAP expense ratio for the three months ended June 30, 2017 increased to 31.6% from 30.7% for the comparable 2016 period. Our GAAP expense ratio for the six months ended June 30, 2017 increased to 31.5% from 30.4% for the comparable 2016 period. The increase in underwriting, operating, and related expenses and the expense ratio is attributable to increases in legal fees related to reinsurance arbitration, contingent commissions and restricted stock compensation.

Interest Expense.  Interest expense was $23 for the three months ended June 30, 2017 and 2016. Interest expense was $45 for the six months ended June 30, 2017 and 2016. The credit facility commitment fee included in interest expense was $37 for the six months ended June 30, 2017 and 2016.

Income Tax Expense (Credit).  Our effective tax rate was 30.1% and 29.4% for the quarter ended June 30, 2017 and 2016, respectively. Our effective tax rate was 29.3% for both the six months ended June 30, 2017 and 2016. The effective rate in 2017 was lower than the statutory rate of 35.0% primarily due to the effects of tax-exempt investment income.

Net Income.   Net income for the three months ended June 30, 2017 was $21,105 compared to net income of $21,365 for the comparable 2016 period. Net income for the six months ended June 30, 2017 was $33,124 compared to net income of $34,035 for the comparable 2016 period.

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

Net cash provided by operating activities was $17,181 and $29,913 during the six months ended June 30, 2017 and 2016, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  Positive operating cash flows are expected to continue in the future to meet our liquidity requirements.

Net cash provided by investing activities was $18,339 during the six months ended June 30, 2017 compared to net cash used for investing activities of $12,418 during the six months ended June 30, 2016.  Fixed maturities, equity securities, and other invested assets purchased were $100,726 for the six months ended June 30, 2017 compared to $130,396 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $121,910 during the six months ended June 30, 2017 compared to $120,353 for the comparable prior year period.

Net cash used for financing activities was $21,275 and $20,936 during the six months ended June 30, 2017 and 2016, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2016, the statutory surplus of Safety Insurance was $604,813, and its statutory net income for 2016 was $57,202.  As a result, a maximum of $60,481 is available in 2017 for such dividends without prior approval of the Commissioner.  As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $544,332 at December 31, 2016. During the six months ended June 30, 2017, Safety Insurance paid dividends to Safety of $19,502.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2017 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2017	March 1, 2017	March 15, 2017	$0.70	$10,674
May 3, 2017	June 1, 2017	June 15, 2017	$0.70	$10,663

On August 2, 2017, our Board approved and declared an increase in the quarterly cash dividend from $0.70 to $0.80 per share which will be paid on September 15, 2017 to shareholders of record on September 1, 2017. We plan to continue to declare and pay quarterly cash dividends in 2017, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of June 30, 2017, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of June 30, 2017 and December 31, 2016, the Company had purchased 2,279,570 shares of common stock at a cost of $83,835.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $424,783 to $489,690 as of June 30, 2017.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $474,072 as of June 30, 2017.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2017.

	As of June 30, 2017
Line of Business	Low	Recorded	High
Private passenger automobile	$217,112	$237,938	$240,805
Commercial automobile	75,100	80,921	83,702
Homeowners	70,983	85,390	90,636
All other	61,588	69,823	74,547
Total	$424,783	$474,072	$489,690

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of June 30, 2017.

	As of June 30, 2017
Line of Business	Case	IBNR	Total
Private passenger automobile	$256,309	$(18,723)	$237,586
CAR assumed private passenger auto	55	297	352
Commercial automobile	50,940	6,011	56,951
CAR assumed commercial automobile	12,202	11,768	23,970
Homeowners	68,943	5,805	74,748
FAIR Plan assumed homeowners	3,547	7,095	10,642
All other	39,924	29,899	69,823
Total net reserves for losses and LAE	$431,920	$42,152	$474,072

At June 30, 2017, our total IBNR reserves for our private passenger automobile line of business was comprised of ($39,319) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $20,596 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 49.1% of our total reserves for CAR assumed commercial automobile business as of June 30, 2017, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 66.7% of our total reserves for FAIR Plan assumed homeowners at June 30, 2017, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of June 30, 2017.

	As of June 30, 2017
Line of Business	Retained	Assumed	Net
Private passenger automobile	$237,586
CAR assumed private passenger automobile		$352
Net private passenger automobile			$237,938
Commercial automobile	56,951
CAR assumed commercial automobile		23,970
Net commercial automobile			80,921
Homeowners	74,748
FAIR Plan assumed homeowners		10,642
Net homeowners			85,390
All other	69,823	—	69,823
Total net reserves for losses and LAE	$439,108	$34,964	$474,072

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the six months ended June 30, 2017, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $3,827.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $2,487 effect on net income, or $0.17 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the six months ended June 30, 2017.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.

A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,752)	$(2,376)	$—
Estimated increase in net income	3,089	1,544	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,376)	—	2,376
Estimated increase (decrease) in net income	1,544	—	(1,544)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,376	4,752
Estimated decrease in net income	—	(1,544)	(3,089)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,139)	(570)	—
Estimated increase in net income	740	371	—
No Change in Severity
Estimated (decrease) increase in reserves	(570)	—	570
Estimated increase (decrease) in net income	371	—	(371)
+1 Percent Change in Severity
Estimated increase in reserves	—	570	1,139
Estimated decrease in net income	—	(371)	(740)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,495)	(747)	—
Estimated increase in net income	972	486	—
No Change in Severity
Estimated (decrease) increase in reserves	(747)	—	747
Estimated increase (decrease) in net income	486	—	(486)
+1 Percent Change in Severity
Estimated increase in reserves	—	747	1,495
Estimated decrease in net income	—	(486)	(972)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,396)	(698)	—
Estimated increase in net income	907	454	—
No Change in Severity
Estimated (decrease) increase in reserves	(698)	—	698
Estimated increase (decrease) in net income	454	—	(454)
+1 Percent Change in Severity
Estimated increase in reserves	—	698	1,396
Estimated decrease in net income	—	(454)	(907)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2017.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(4)	$4
Estimated increase (decrease) in net income	3	(3)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(240)	240
Estimated increase (decrease) in net income	156	(156)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(106)	106
Estimated increase (decrease) in net income	69	(69)

Reserve Development Summary

 The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $20,407 and $21,867 during the six months ended June 30, 2017 and 2016, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2017 and 2016.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Six Months Ended June 30,
Accident Year	2017	2016
2007 & prior	$(230)	$(538)
2008	(9)	(1,164)
2009	(201)	(544)
2010	(573)	(1,486)
2011	(1,609)	(2,980)
2012	(2,476)	(4,220)
2013	(3,481)	(7,493)
2014	(6,865)	(3,280)
2015	(2,029)	(162)
2016	(2,934)	—
All prior years	$(20,407)	$(21,867)

The decreases in prior years’ reserves during the six months ended June 30, 2017 and 2016 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2017 decrease is primarily composed of reductions of $10,867 in our retained private passenger automobile reserves, $2,345 in our retained commercial automobile reserves, $4,583 in our retained homeowners reserves and $2,454 in our retained other lines reserves.  The 2016 decrease is primarily composed of reductions of $9,015 in our retained private passenger automobile reserves, $2,605 in our retained commercial automobile reserves, $7,382 in our retained homeowners reserves and $2,110 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses as of June 30, 2017.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2007 & prior	$(249)	$—	$(1)	$20	$(230)
2008	(9)	—	—	—	(9)
2009	(194)	(8)	1	—	(201)
2010	(266)	(305)	—	(2)	(573)
2011	(377)	(192)	(520)	(520)	(1,609)
2012	(978)	(440)	(517)	(541)	(2,476)
2013	(1,172)	(305)	(1,567)	(437)	(3,481)
2014	(2,656)	(799)	(2,350)	(1,060)	(6,865)
2015	(2,241)	92	90	30	(2,029)
2016	(2,725)	(29)	(236)	56	(2,934)
All prior years	$(10,867)	$(1,986)	$(5,100)	$(2,454)	$(20,407)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the six months ended June 30, 2017 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2007 & prior	$(249)	$—	$(1)	$20	$(230)
2008	(9)	—	—	—	(9)
2009	(194)	1	1	—	(192)
2010	(266)	(289)	—	(2)	(557)
2011	(377)	(185)	(517)	(520)	(1,599)
2012	(978)	(440)	(497)	(541)	(2,456)
2013	(1,172)	(380)	(1,514)	(437)	(3,503)
2014	(2,656)	(934)	(2,300)	(1,060)	(6,950)
2015	(2,241)	(70)	267	30	(2,014)
2016	(2,725)	(48)	(22)	56	(2,739)
All prior years	$(10,867)	$(2,345)	$(4,583)	$(2,454)	$(20,249)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the six months ended June 30, 2017.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2007 & prior	$—	$—	$—	$—
2008	—	—	—	—
2009	—	(9)	—	(9)
2010	—	(16)	—	(16)
2011	—	(7)	(3)	(10)
2012	—	—	(20)	(20)
2013	—	75	(53)	22
2014	—	135	(50)	85
2015	—	162	(177)	(15)
2016	—	19	(214)	(195)
All prior years	$—	$359	$(517)	$(158)

Our private passenger automobile line of business prior year reserves decreased by $10,867 for the six months ended June 30, 2017.  The decrease was primarily due to improved retained private passenger results of $9,772 for the accident years 2012 through 2016.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $1,986 for the six months ended June 30, 2017. The decrease was primarily due to improved retained commercial results of $1,754 accident years 2012 through 2014.

Our retained homeowners and our retained other lines of business prior year reserves decreased by $4,583 and $2,454 for the six months ended June 30, 2017 due primarily to fewer IBNR claims than previously estimated.

For further information, see “Results of Operations: Losses and Loss Adjustment Expenses.”

Other-Than-Temporary Impairments.

We use a systematic methodology to evaluate declines in fair values below cost or amortized cost of our investments.  This methodology ensures that we evaluate available evidence concerning any declines in a disciplined manner.

In our determination of whether a decline in fair value below amortized cost is an  OTTI, we consider and evaluate several factors and circumstances including the issuer’s overall financial condition, the issuer’s credit and financial strength ratings, a weakening of the general market conditions in the industry or geographic region in which the issuer operates, a prolonged period (typically twelve months or longer) in which the fair value of an issuer’s securities remains below our amortized cost, and any other factors that may raise doubt about the issuer’s ability to continue as a going concern.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2017
Estimated fair value	$1,190,693	$1,148,659	$1,107,450
Estimated increase (decrease) in fair value	$42,034	$—	$(41,209)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At June 30, 2017, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2017, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of June 30, 2017, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.  No share repurchases were made by the Company during the six months ended June 30, 2017.

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

August 4, 2017	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description

11.0	Statement re Computation of Per Share Earnings (1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(2)

(1)	Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, earnings per Weighted Average Common Share.
(2)	Included herein.