Form 10-Q
period 2017-09-30
SAFETY INSURANCE GROUP INC
filed 2017-11-03
CIK 1172052

th

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐  No ☒

As of November 1, 2017 there were 15,219,974 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,155,466 and $1,142,663)	$1,177,631	$1,154,269
Equity securities, at fair value (cost: $87,580 and $92,326)	105,987	105,095
Other invested assets	27,893	21,142
Total investments	1,311,511	1,280,506
Cash and cash equivalents	31,934	20,052
Accounts receivable, net of allowance for doubtful accounts	205,835	187,696
Receivable for securities sold	2,495	7,098
Accrued investment income	9,674	8,858
Taxes recoverable	3,849	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	42,865	29,504
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	92,942	83,724
Ceded unearned premiums	30,578	28,585
Deferred policy acquisition costs	76,458	70,996
Deferred income taxes	—	3,083
Equity and deposits in pools	30,934	24,675
Other assets	15,535	13,469
Total assets	$1,854,610	$1,758,246

Liabilities
Loss and loss adjustment expense reserves	$577,637	$560,321
Unearned premium reserves	451,119	418,033
Accounts payable and accrued liabilities	51,290	66,805
Payable for securities purchased	14,860	5,564
Payable to reinsurers	29,013	13,502
Deferred income taxes	6,412	—
Taxes payable	—	1,110
Other liabilities	21,440	22,185
Total liabilities	1,151,771	1,087,520

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,499,544 and 17,430,189 shares issued	175	174
Additional paid-in capital	188,576	184,549
Accumulated other comprehensive income, net of taxes	26,371	15,843
Retained earnings	571,552	553,995
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	702,839	670,726
Total liabilities and shareholders’ equity	$1,854,610	$1,758,246

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net earned premiums	$195,524	$190,712	$578,059	$563,759
Net investment income	9,503	8,967	28,313	28,235
Earnings from partnership investments	351	802	1,233	3,089
Net realized gains on investments	2,717	4,891	4,826	4,928
Net impairment losses on investments (a)	(256)	—	(256)	(429)
Finance and other service income	4,690	4,713	13,373	13,282
Total revenue	212,529	210,085	625,548	612,864

Losses and loss adjustment expenses	123,792	124,961	369,271	366,084
Underwriting, operating and related expenses	62,994	58,406	183,643	171,876
Interest expense	22	22	67	67
Total expenses	186,808	183,389	552,981	538,027

Income before income taxes	25,721	26,696	72,567	74,837
Income tax expense	7,767	8,099	21,489	22,205
Net income	$17,954	$18,597	$51,078	$52,632

Earnings per weighted average common share:
Basic	$1.19	$1.24	$3.38	$3.50
Diluted	$1.18	$1.23	$3.36	$3.48

Cash dividends paid per common share	$0.80	$0.70	$2.20	$2.10

Number of shares used in computing earnings per share:
Basic	15,021,189	14,960,516	15,007,221	14,941,732
Diluted	15,161,962	15,076,635	15,124,044	15,018,124

(a)	No portion of the other-than-temporary impairments recognized in the period indicated were included in Other Comprehensive Income.

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$17,954	$18,597	$51,078	$52,632

Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of income tax expense of $1,985, $723, $7,358 and $11,657.	3,687	1,343	13,665	21,649
Reclassification adjustment for losses included in net income, net of income tax expense of ($951), ($1,712), ($1,689) and ($1,725).	(1,766)	(3,179)	(3,137)	(3,203)
Unrealized gains or (losses) on securities available for sale	1,921	(1,836)	10,528	18,446

Comprehensive income	$19,875	$16,761	$61,606	$71,078

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2015	$174	$179,896	$16,464	$531,800	$(83,835)	$644,499
Net income, January 1 to September 30, 2016				52,632		52,632
Unrealized gains on securities available for sale, net of deferred federal income taxes			18,446			18,446
Restricted share awards issued		280				280
Recognition of employee share-based compensation, net of deferred federal income taxes		2,970				2,970
Exercise of options, net of federal income taxes		251				251
Dividends paid and accrued				(31,775)		(31,775)
Balance at September 30, 2016	$174	$183,397	$34,910	$552,657	$(83,835)	$687,303

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2016	$174	$184,549	$15,843	$553,995	$(83,835)	$670,726
Net income, January 1 to September 30, 2017				51,078		51,078
Unrealized gains on securities available for sale, net of deferred federal income taxes			10,528			10,528
Restricted share awards issued	1	362				363
Recognition of employee share-based compensation, net of deferred federal income taxes		3,665				3,665
Dividends paid and accrued				(33,521)		(33,521)
Balance at September 30, 2017	$175	$188,576	$26,371	$571,552	$(83,835)	$702,839

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$51,078	$52,632
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	5,069	4,537
Fixed Asset depreciation, net	3,591	3,286
Stock based compensation	4,027	3,151
Provision for deferred income taxes	3,826	577
Net realized (gains) on investments	(4,826)	(4,928)
Net impairment losses on investments	256	429
Earnings from partnership investments	(1,233)	(3,089)
Changes in assets and liabilities:
Accounts receivable	(18,139)	(21,088)
Accrued investment income	(816)	(680)
Receivable from reinsurers	(22,579)	(6,013)
Ceded unearned premiums	(1,993)	(3,378)
Deferred policy acquisition costs	(5,462)	(6,162)
Taxes recoverable	(3,849)	15,497
Other assets	(7,254)	(3,998)
Loss and loss adjustment expense reserves	17,316	(1,735)
Unearned premium reserves	33,086	37,771
Taxes payable	(1,110)	—
Accounts payable and accrued liabilities	(15,669)	1,033
Payable to reinsurers	15,511	18,846
Other liabilities	(745)	(10,877)
Net cash provided by operating activities	50,085	75,811

Cash flows from investing activities:
Fixed maturities purchased	(142,052)	(210,063)
Equity securities purchased	(20,650)	(18,370)
Other invested assets purchased	(5,681)	(3,525)
Proceeds from sales and paydowns of fixed maturities	114,040	77,514
Proceeds from maturities, redemptions, and calls of fixed maturities	24,638	77,995
Proceed from sales of equity securities	29,328	37,486
Proceeds from other invested assets redeemed	203	2,656
Fixed assets purchased	(4,662)	(3,245)
Net cash used for investing activities	(4,836)	(39,552)

Cash flows from financing activities:
Proceeds from stock options exercised	—	257
Excess tax expense from stock options exercised	—	(6)
Dividends paid to shareholders	(33,367)	(31,727)
Net cash used for financing activities	(33,367)	(31,476)

Net increase in cash and cash equivalents	11,882	4,783
Cash and cash equivalents at beginning of year	20,052	47,494
Cash and cash equivalents at end of period	$31,934	$52,277

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

The financial information for the three and nine months ended September 30, 2017 and 2016 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods.  The financial information as of December 31, 2016 is derived from the audited financial statements included in the Company's 2016 annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2017.

These unaudited interim consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the SEC on February 24, 2017.

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

In December 2016, the FASB issued ASU 2016-19 - Technical Corrections and Improvements, which covers a wide range of Topics in the Accounting Standards Codification (ASC). The amendments in this Update represent

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

changes to clarify, correct errors, or make minor improvements to the ASC, making it easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments generally fall into one of the following categories: amendments related to differences between original guidance and the ASC, guidance clarification and reference corrections, simplification, or minor improvements. Most of the amendments in ASU 2016-19 do not require transition guidance and are effective upon issuance of ASU 2016-19. The impact of the adoption of ASU 2016-19 was not material to the Company’s financial position, results of operations, cash flows or disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 provide guidance on specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The Company does not expect the adoption of ASU 2016-15 to have a material impact to its Consolidated Statements of Cash Flows.

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

In May 2014, the FASB issued as final, ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017 and allows early adoption. ASU 2014-09 allows for the use of either the retrospective or modified retrospective approach of adoption. The Company does not expect the modified retrospective adoption of ASU 2014-09 to have a material impact on its financial position, results of operations, cash flows, or disclosures.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$17,954	$18,597	$51,078	$52,632
Allocation of income for participating shares	(111)	(119)	(323)	(363)
Net income from continuing operations attributed to common shareholders	$17,843	$18,478	$50,755	$52,269
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	15,114,355	15,056,646	15,102,608	15,045,375
Less: weighted average participating shares	(93,166)	(96,130)	(95,387)	(103,643)
Basic earnings per share denominator	15,021,189	14,960,516	15,007,221	14,941,732
Common equivalent shares- stock options	—	—	—	179
Common equivalent shares- non-vested performance stock grants	140,773	116,119	116,823	76,213
Diluted earnings per share denominator	15,161,962	15,076,635	15,124,044	15,018,124

Basic earnings per share	$1.19	$1.24	$3.38	$3.50
Diluted earnings per share	$1.18	$1.23	$3.36	$3.48

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$1.19	$1.24	$3.38	$3.50
Dividends declared	(0.80)	(0.70)	(2.20)	(2.10)
Undistributed earnings	$0.39	$0.54	$1.18	$1.40

Net income from continuing operations attributable to common shareholders -Diluted	$1.18	$1.23	$3.36	$3.48
Dividends declared	(0.80)	(0.70)	(2.20)	(2.10)
Undistributed earnings	$0.38	$0.53	$1.16	$1.38

 Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive shares related to non vested performance stock grants for the three months ended September 30, 2017 and 2016. There were no anti-dilutive shares related to non vested performance stock grants for the nine months

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

ended September 30, 2017. There were 36 anti-dilutive shares related to non vested performance stock grants for the nine months ended September 30, 2016.

4.  Share-Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove "share recycling" plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At September 30, 2017, there were 209,087 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

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

As of September 30, 2017, all stock option awards have expired and all compensation expense related to stock option awards has been recognized. The total intrinsic value of options exercised during the nine months ended September 30, 2016 was $85. Cash received from stock options exercised was $257 for the nine months ended September 30, 2016.

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

The following table summarizes restricted stock activity under the Incentive Plan during the nine months ended September 30, 2017 assuming a target payout for the 2017 performance-based shares.

	Shares	Weighted	Performance-based	Weighted
	Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	95,493	$55.86	94,610	$57.60
Granted	40,226	73.42	29,829	74.96
Vested and unrestricted	(42,453)	56.56	(18,259)	53.99
Forfeited	(180)	63.87	(520)	53.99
Outstanding at end of period	93,086	$63.13	105,660	$62.75

 As of September 30, 2017, there was $7,726 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years.  The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2017 and 2016 was $3,387 and $3,732, respectively.  For the nine months ended September 30, 2017 and 2016, the Company recorded compensation expense related to restricted stock of $2,618 and $2,048, net of income tax benefits of $1,409 and $1,103, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of September 30, 2017
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,810	$—	$(1)	$—	$1,809
Obligations of states and political subdivisions	382,327	15,725	(1,531)	—	396,521
Residential mortgage-backed securities (1)	234,011	2,977	(1,607)	—	235,381
Commercial mortgage-backed securities	37,233	484	(302)	—	37,415
Other asset-backed securities	73,599	245	(92)	—	73,752
Corporate and other securities	426,486	8,355	(2,088)	—	432,753
Subtotal, fixed maturity securities	1,155,466	27,786	(5,621)	—	1,177,631
Equity securities (2)	87,580	19,222	(815)	—	105,987
Other invested assets (5)	27,893	—	—	—	27,893
Totals	$1,270,939	$47,008	$(6,436)	$—	$1,311,511

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

(2)	Equity securities included interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 303 and 343 securities in an unrealized loss position at September 30, 2017 and December 31, 2016, respectively.
(4)	Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2017
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$62,734	$63,035
Due after one year through five years	275,046	281,286
Due after five years through ten years	232,828	238,202
Due after ten years through twenty years	234,936	243,230
Due after twenty years	5,080	5,330
Asset-backed securities	344,842	346,548
Totals	$1,155,466	$1,177,631

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross realized gains
Fixed maturity securities	$257	$429	$1,214	$653
Equity securities	2,622	5,031	4,001	6,142
Gross realized losses
Fixed maturity securities	(109)	—	(288)	(991)
Equity securities	(53)	(569)	(101)	(876)
Net realized gains on investments	$2,717	$4,891	$4,826	$4,928

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

The following tables as of September 30, 2017 and December 31, 2016 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2017
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$301	$1	$—	$—	$301	$1
Obligations of states and political subdivisions	36,860	513	22,231	1,018	59,091	1,531
Residential mortgage-backed securities	132,974	1,029	22,425	578	155,399	1,607
Commercial mortgage-backed securities	11,621	302	—	—	11,621	302
Other asset-backed securities	38,961	92	—	—	38,961	92
Corporate and other securities	84,836	1,244	10,421	844	95,257	2,088
Subtotal, fixed maturity securities	305,553	3,181	55,077	2,440	360,630	5,621
Equity securities	3,762	433	3,081	382	6,843	815
Total temporarily impaired securities	$309,315	$3,614	$58,158	$2,822	$367,473	$6,436

	As of December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$301	$—	$—	$—	$301	$—
Obligations of states and political subdivisions	79,960	3,912	—	—	79,960	3,912
Residential mortgage-backed securities	182,265	2,476	4,595	180	186,860	2,656
Commercial mortgage-backed securities	15,521	432	—	—	15,521	432
Other asset-backed securities	31,869	90	—	—	31,869	90
Corporate and other securities	118,625	2,044	17,531	1,400	136,156	3,444
Subtotal, fixed maturity securities	428,541	8,954	22,126	1,580	450,667	10,534
Equity securities	6,364	315	14,841	2,420	21,205	2,735
Total temporarily impaired securities	$434,905	$9,269	$36,967	$4,000	$471,872	$13,269

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

The unrealized losses in the Company’s fixed income and equity portfolio as of September 30, 2017 were reviewed for potential other-than-temporary asset impairments. As a result of the analysis, the Company recognized OTTI losses of $256 during the three and nine months ended September 30, 2017, which consisted entirely of credit losses related to fixed maturity securities. During the three months ended September 30, 2016, the Company recognized no OTTI losses. During the nine months ended September 30, 2016, the Company recognized $429 of OTTI losses, which consisted entirely of credit losses related to fixed maturity securities.

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

The qualitative analysis performed by the Company concluded that outside of the securities that were recognized through OTTI, the unrealized losses recorded on the investment portfolio at September 30, 2017 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

The following table summarizes the credit loss recognized in earnings related to fixed maturity securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Credit losses on fixed maturity securities, beginning of period	$988	$1,055	$1,094	$796
Add: credit losses on OTTI not previously recognized	256	—	256	429
Less: credit losses on securities sold	—	—	(106)	(170)
Less: credit losses on securities impaired due to intent to sell	—	—	—	—
Add: credit losses on previously impaired securities	—	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—	—
Credit losses on fixed maturity securities, end of period	$1,244	$1,055	$1,244	$1,055

At September 30, 2017 and December 31, 2016, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest on fixed maturity securities	$9,113	$8,716	$27,462	$27,245
Dividends on equity securities	678	652	2,000	2,212
Equity in earnings of other invested assets	353	245	761	661
Interest on other assets	24	16	67	48
Interest on cash and cash equivalents	—	—	—	43
Total investment income	10,168	9,629	30,290	30,209
Investment expenses	665	662	1,977	1,974
Net investment income	$9,503	$8,967	$28,313	$28,235

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.  With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2017. There were no significant changes to the valuation process during the nine months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At September 30, 2017 and December 31, 2016, investments in fixed maturities and equity securities classified as available-for-sale had a fair value which equaled carrying value $1,283,618 and $1,259,364, respectively.  We have no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for available-for-sale investments for the periods indicated.

	As of September 30, 2017
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,809	$—	$1,809	$—
Obligations of states and political subdivisions	396,521	—	396,521	—
Residential mortgage-backed securities	235,381	—	235,381	—
Commercial mortgage-backed securities	37,415	—	37,415	—
Other asset-backed securities	73,752	—	73,752	—
Corporate and other securities	432,753	—	432,753	—
Equity securities	83,137	82,457	—	680
Total investment securities	$1,260,768	$82,457	$1,177,631	$680

	As of December 31, 2016
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$302	$—	$302	$—
Obligations of states and political subdivisions	390,433	—	390,433	—
Residential mortgage-backed securities	252,631	—	252,631	—
Commercial mortgage-backed securities	35,454	—	35,454	—
Other asset-backed securities	70,410	—	70,410	—
Corporate and other securities	405,039	—	405,039	—
Equity securities	85,134	84,456	—	678
Total investment securities	$1,239,403	$84,456	$1,154,269	$678

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2017 and 2016.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$680	678	$678	$547
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	—	—	2	131
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$680	$678	$680	$678
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of Level 3 during the nine months ended September 30, 2017 and 2016. The Company held one Level 3 security at September 30, 2017 and September 30, 2016.

As of September 30, 2017 and December 31, 2016, there were approximately $22,850 and $19,961, respectively, in a real estate investment trust (“REIT”).  The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient.  The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed.  The fair value was determined using the trust’s net asset value obtained from its audited financial statements.  The Company is required to submit a request 45 days before a quarter end to dispose of the security.

6.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Nine Months Ended September 30,
	2017	2016
Reserves for losses and LAE at beginning of year	$560,321	$553,977
Less receivable from reinsurers related to unpaid losses and LAE	(83,724)	(68,261)
Net reserves for losses and LAE at beginning of year	476,597	485,716
Incurred losses and LAE, related to:
Current year	400,437	399,685
Prior years	(31,166)	(33,601)
Total incurred losses and LAE	369,271	366,084
Paid losses and LAE related to:
Current year	168,078	229,081
Prior years	193,095	151,109
Total paid losses and LAE	361,173	380,190
Net reserves for losses and LAE at end of period	484,695	471,610
Plus receivable from reinsurers related to unpaid losses and LAE	92,942	80,632
Reserves for losses and LAE at end of period	$577,637	$552,242

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

 At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $31,166 and $33,601 for the nine months ended September 30, 2017 and 2016, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decreases in prior years reserves during the nine months ended September 30, 2017 and 2016; are primarily composed of reductions in our retained automobile and retained homeowners reserves.

The Company's automobile lines of business reserves decreased for the nine months ended September 30, 2017 and 2016, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  As of September 30, 2017, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The Company had no amounts outstanding on its credit facility at September 30, 2017 and December 31, 2016.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at September 30, 2017 and 2016.

 Safety Insurance Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities.  At September 30, 2017, the Company has the ability to borrow $171,163 using eligible invested assets that would be used as collateral.  The Company has no amounts outstanding from the FHLB-Boston at September 30, 2017 and at December 31, 2016.

9.  Income Taxes

Federal income tax expense for the nine months ended September 30, 2017 and 2016 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.  The effective rate in 2017 was lower than the statutory rate primarily due to effects of tax-exempt investment income.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the nine months ended September 30, 2017, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

 The Company’s U.S. federal tax returns for the years ended December 31, 2015, 2014 and 2013 respectively, were examined by the IRS. This examination related to the refund claim for the 2015 Net Operating Loss that was carried back to prior years, which triggered a review by the Joint Committee on Taxation.  The review was completed during the year and no adjustments were noted as part of the review. All tax years prior to 2014 are closed.

In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised.

10.  Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30, 2017, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

No share purchases were made by the Company under the program during the nine months ended September 30, 2017 and 2016.  As of September 30, 2017, the Company has purchased 2,279,570 shares at a cost of $83,835.

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

We are a leading provider of private passenger and commercial automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 57.7% of our direct written premiums in 2016), we offer a portfolio of other insurance products, including commercial automobile (14.9% of 2016 direct written premiums), homeowners (22.4% of 2016 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 5.0% of 2016 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire, and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 890 in 1,101 locations throughout Massachusetts and New Hampshire during 2016. We have used these relationships and our extensive knowledge of the Massachusetts market to become second largest commercial automobile insurance carrier and the third largest private passenger automobile carrier in Massachusetts, capturing an approximate 14.7% and 9.7% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2016 according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”) based on automobile exposures. We are also the fourth largest homeowners insurance carrier in Massachusetts with a 7.2% share of the Massachusetts homeowners insurance market.

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011. During the nine months ended September 30, 2017 and 2016, we wrote $20,660 and $19,476, respectively, in direct written premiums in New Hampshire.

On February 9, 2015, the Insurance Subsidiaries each received a license to begin writing our property and casualty insurance products in the state of Maine. We began writing new business in Maine in 2016.

Recent Trends and Events

For the quarter ended September 30, 2017, loss and loss adjustment expense incurred decreased by $1,169, or 0.9%, to $123,792 from $124,961 for the comparable 2016 period.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP ratios:
Loss ratio	63.3%	65.5%	63.9%	64.9%
Expense ratio	32.2	30.6	31.8	30.5
Combined ratio	95.5%	96.1%	95.7%	95.4%

Share-Based Compensation

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At September 30, 2017, there were 209,087 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

A summary of share based awards granted under the Incentive Plan during the nine months ended September 30, 2017 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share		Vesting Terms
RS - Performance	February 22, 2017	29,829	$74.96	(2)	3 years, cliff vesting (4)
RS - Service	February 22, 2017	19,120	$73.55	(1)	3 years, 30%-30%-40%
RS - Service	February 22, 2017	16,106	$73.55	(1)	5 years, 20% annually (5)
RS	February 22, 2017	4,000	$73.55	(1)	No vesting period (3)
RS	July 1, 2017	1,000	$68.30	(1)	No vesting period (3)

(1)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.
(2)	The fair value per share of the restricted stock grant is equal to the performance-based restricted stock award calculation.
(3)	Board of Director members must maintain stock ownership equal to at least four times their annual retainer. This requirement must be met within five years of becoming a director.
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

 At September 30, 2017, our total expected reinsurance recovery from reinsurers under our catastrophe reinsurance program related to the 2015 snow event is $67,934.  Amounts recoverable from reinsurers are billed to the reinsurer as claims are paid by the Company.  At September 30, 2017, the reinsurance recoverable on paid and unpaid loss and loss adjustment expense related to the 2015 snow event is $29,964.

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

At September 30, 2017, we also had $90,645 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

Effects of Inflation

We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

 Results of Operations

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

The following table shows certain of our selected financial results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Direct written premiums	$215,919	$213,197	$642,633	$630,508
Net written premiums	$204,467	$204,594	$609,153	$598,152
Net earned premiums	$195,524	$190,712	$578,059	$563,759
Net investment income	9,503	8,967	28,313	28,235
Earnings from partnership investments	351	802	1,233	3,089
Net realized gains on investments	2,717	4,891	4,826	4,928
Net impairment losses on investments	(256)	—	(256)	(429)
Finance and other service income	4,690	4,713	13,373	13,282
Total revenue	212,529	210,085	625,548	612,864
Loss and loss adjustment expenses	123,792	124,961	369,271	366,084
Underwriting, operating and related expenses	62,994	58,406	183,643	171,876
Interest expense	22	22	67	67
Total expenses	186,808	183,389	552,981	538,027
Income before income taxes	25,721	26,696	72,567	74,837
Income tax expense	7,767	8,099	21,489	22,205
Net income	$17,954	$18,597	$51,078	$52,632
Earnings per weighted average common share:
Basic	$1.19	$1.24	$3.38	$3.50
Diluted	$1.18	$1.23	$3.36	$3.48
Cash dividends paid per common share	$0.80	$0.70	$2.20	$2.10

Direct Written Premiums. Direct written premiums for the three months ended September 30, 2017 increased by $2,722, or 1.3%, to $215,919 from $213,197 for the comparable 2016 period. Direct written premiums for the nine months ended September 30, 2017 increased by $12,125, or 1.9%, to $642,633 from $630,508 for the comparable 2016 period. The 2017 increase occurred in our private passenger automobile, commercial passenger automobile and homeowners lines of business, which experienced increases in average written premium per exposure of 3.5%, 2.6% and 4.1%, respectively.

Net Written Premiums. Net written premiums for the three months ended September 30, 2017 decreased by $127, or 0.1%, to $204,467 from $204,594 for the comparable 2016 period. The decrease during the three months ended September 30, 2017 was due to additional commercial automobile premiums ceded to the residual market. Net written premiums for the nine months ended September 30, 2017 increased by $11,001, or 1.8%, to $609,153 from $598,152 for the comparable 2016 period.

Net Earned Premiums.  Net earned premiums for the three months ended September 30, 2017 increased by $4,812, or 2.5%, to $195,524 from $190,712 for the comparable 2016 period.  Net earned premiums for the nine months ended September 30, 2017 increased by $14,300, or 2.5%, to $578,059 from $563,759 for the comparable 2016 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Written Premiums
Direct	$215,919	$213,197	$642,633	$630,508
Assumed	8,291	7,120	25,326	22,674
Ceded	(19,743)	(15,723)	(58,806)	(55,030)
Net written premiums	$204,467	$204,594	$609,153	$598,152

Earned Premiums
Direct	$207,597	$201,818	$610,636	$593,203
Assumed	7,525	6,901	24,237	22,207
Ceded	(19,598)	(18,007)	(56,814)	(51,651)
Net earned premiums	$195,524	$190,712	$578,059	$563,759

Net Investment Income.  Net investment income for the three months ended September 30, 2017 increased by $536, or 6.0%, to $9,503 from $8,967 for the comparable 2016 period. Net investment income for the nine months ended September 30, 2017 increased by $78, or 0.3%, to $28,313 from $28,235 for the comparable 2016 period. Net effective annualized yield on the investment portfolio was 3.0% for the three months ended September 30, 2017 compared to 2.9% for the three months ended September 30, 2016. Net effective annualized yield on the investment portfolio was 3.0% for the nine months ended September 30, 2017 compared to 3.1% for the nine months ended September 30, 2016. The investment portfolio’s duration was 3.8 years at September 30, 2017 compared to 4.3 years at December 31, 2016.

Earnings from Partnership Investments. Earnings from partnership investments was $351 for the three months ended September 30, 2017 compared to $802 for the comparable 2016 period. Earnings from partnership investments was $1,233 for the nine months ended September 30, 2017 compared to $3,089 for the comparable 2016 period.

Net Realized Gains on Investments.  Net realized gains on investments was $2,717 for the three months ended September 30, 2017 compared to net realized gains of $4,891 for the comparable 2016 period. Net realized gains on investments was $4,826 for the nine months ended September 30, 2017 compared to net realized gains of $4,928 for the comparable 2016 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of September 30, 2017
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,810	$—	$(1)	$—	$1,809
Obligations of states and political subdivisions	382,327	15,725	(1,531)	—	396,521
Residential mortgage-backed securities (1)	234,011	2,977	(1,607)	—	235,381
Commercial mortgage-backed securities	37,233	484	(302)	—	37,415
Other asset-backed securities	73,599	245	(92)	—	73,752
Corporate and other securities	426,486	8,355	(2,088)	—	432,753
Subtotal, fixed maturity securities	1,155,466	27,786	(5,621)	—	1,177,631
Equity securities (2)	87,580	19,222	(815)	—	105,987
Other invested assets (5)	27,893	—	—	—	27,893
Totals	$1,270,939	$47,008	$(6,436)	$—	$1,311,511

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities include interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 303 securities in an unrealized loss position at September 30, 2017.
(4)	Amounts in this column represent other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of September 30, 2017
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$235,380	20.0%
Aaa/Aa	408,436	34.7
A	234,930	19.9
Baa	142,467	12.1
Ba	51,430	4.4
B	79,161	6.7
Caa	7,688	0.7
Ca	452	—
Not rated	17,687	1.5
Total	$1,177,631	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of September 30, 2017, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2017.

	As of September 30, 2017
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$301	$1	$—	$—	$301	$1
Obligations of states and political subdivisions	36,860	513	22,231	1,018	59,091	1,531
Residential mortgage-backed securities	132,974	1,029	22,425	578	155,399	1,607
Commercial mortgage-backed securities	11,621	302	—	—	11,621	302
Other asset-backed securities	38,961	92	—	—	38,961	92
Corporate and other securities	84,836	1,244	10,421	844	95,257	2,088
Subtotal, fixed maturity securities	305,553	3,181	55,077	2,440	360,630	5,621
Equity securities	3,762	433	3,081	382	6,843	815
Total temporarily impaired securities	$309,315	$3,614	$58,158	$2,822	$367,473	$6,436

As of September 30, 2017, we held insured investment securities of approximately $4,555, which represented approximately 0.3% of our total investments.  Approximately $225 of these securities are pre-refunded, meaning that funds have been set aside in escrow to satisfy the future interest and principal obligations of the bond.

The following table shows our insured investment securities that are backed by financial guarantors including pre-refunded securities as of September 30, 2017.  We do not have any direct investment holdings in a financial guarantee insurance company.

	As of September 30, 2017
			Exposure Net
		Pre-refunded	of Pre-refunded
	Total	Securities	Securities
Municipal bonds
Ambac Assurance Corporation	$—	$—	$—
Financial Guaranty Insurance Company	225	225	—
Assured Guaranty Municipal Corporation	—	—	—
National Public Finance Guaranty Corporation	4,330	—	4,330
Total	$4,555	$225	$4,330

The Moody’s ratings of the Company’s insured investments held at September 30, 2017 are essentially the same with or without the investment guarantees.

The unrealized losses in the Company’s fixed income and equity portfolio as of September 30, 2017 were reviewed for potential other-than-temporary asset impairments. The Company held two debt securities at September 30, 2017 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment assessment.  The Company recognized $256 of OTTI losses during the three and nine months ended September 30, 2017, which consisted entirely of credit losses related to fixed maturity securities. During the three months ended September 30, 2016 the Company recognized no OTTI losses. During the nine months ended September 30, 2016 the Company recognized $429 of OTTI losses, which consisted entirely of credit losses related to fixed maturity securities.

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

The majority of these unrealized losses recorded on the investment portfolio at September 30, 2017 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Net Impairment Losses on Investments. The Company recognized $256 of net impairment losses on investments for the three and nine months ended September 30, 2017.  There were no net impairment losses on investments for the three months ended September 30, 2016.  Net impairment losses on investments were $429 for the nine months ended September 30, 2016.

Finance and Other Service Income.  Finance and other service income include revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income for the three months ended September 30, 2017 decreased by $23, or 0.5%, to $4,690 from $4,713 for the comparable 2016 period. Finance and other service income for the nine months ended September 30, 2017 increased by $91, or 0.7%, to $13,373 from $13,282 for the comparable 2016 period.

 Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended September 30, 2017 decreased by $1,169, or 0.9%, to $123,792 from $124,961 for the comparable 2016 period. Losses and loss adjustment expenses incurred for the nine months ended September 30, 2017 increased by $3,187, or 0.9%, to $369,271 from $366,084 for the comparable 2016 period.

Our GAAP loss ratio for the three months ended September 30, 2017 decreased to 63.3% from 65.5% for the comparable 2016 period.  Our GAAP loss ratio for the nine months ended September 30, 2017 decreased to 63.9% from 64.9% for the comparable 2016 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended September 30, 2017 was 56.2% compared to 57.1% for the comparable 2016 period. Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2017 was 56.1% compared to 56.3% for the comparable 2016 period. Total prior year favorable development included in the pre-tax results for the three months ended September 30, 2017 was $10,759 compared to $11,734 for the comparable 2016 period. Total prior year favorable development included in the pre-tax results for the nine months ended September 30, 2017 was $31,166 compared to $33,601 for the comparable 2016 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended September 30, 2017 increased by $4,588, or 7.9%, to $62,994 from $58,406 for the comparable 2016 period. Underwriting, operating and related expenses for the nine months ended September 30, 2017 increased by $11,767, or 6.8%, to $183,643 from $171,876 for the comparable 2016 period. Our GAAP expense ratio for the three months ended September 30, 2017 increased to 32.2% from 30.6% for the comparable 2016 period. Our GAAP expense ratio for the nine months ended September 30, 2017 increased to 31.8% from 30.5% for the comparable 2016 period. The increase in underwriting, operating, and related expenses and the expense ratio is attributable to increases in non recurring legal fees related to reinsurance arbitration, contingent commissions and restricted stock compensation.

Interest Expense.  Interest expense was $22 for the three months ended September 30, 2017 and 2016. Interest expense was $67 for the nine months ended September 30, 2017 and 2016. The credit facility commitment fee included in interest expense was $56 for the nine months ended September 30, 2017 and 2016.

Income Tax Expense.  Our effective tax rate was 30.2% and 30.3% for the quarter ended September 30, 2017 and 2016, respectively. Our effective tax rate was 29.6% and 29.7% for the nine months ended September 30, 2017 and 2016, respectively. The effective rate in 2017 was lower than the statutory rate of 35.0% primarily due to the effects of tax-exempt investment income.

Net Income.   Net income for the three months ended September 30, 2017 was $17,954 compared to net income of $18,597 for the comparable 2016 period. Net income for the nine months ended September 30, 2017 was $51,078 compared to net income of $52,632 for the comparable 2016 period.

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

Net cash provided by operating activities was $50,085 and $75,811 during the nine months ended September 30, 2017 and 2016, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  Positive operating cash flows are expected to continue in the future to meet our liquidity requirements.

Net cash used for investing activities was $4,836 during the nine months ended September 30, 2017 compared to net cash used for investing activities of $39,552 during the nine months ended September 30, 2016.  Fixed maturities, equity securities, and other invested assets purchased were $168,383 for the nine months ended September 30, 2017 compared to $231,958 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $168,209 during the nine months ended September 30, 2017 compared to $195,651 for the comparable prior year period.

Net cash used for financing activities was $33,367 and $31,476 during the nine months ended September 30, 2017 and 2016, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2016, the statutory surplus of Safety Insurance was $604,813, and its statutory net income for 2016 was $57,202.  As a result, a maximum of $60,481 is available in 2017 for such dividends without prior approval of the Commissioner.  As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $544,332 at December 31, 2016. During the nine months ended September 30, 2017, Safety Insurance paid dividends to Safety of $30,630.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2017 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2017	March 1, 2017	March 15, 2017	$0.70	$10,674
May 3, 2017	June 1, 2017	June 15, 2017	$0.70	$10,665
August 2, 2017	September 1, 2017	September 15, 2017	$0.80	$12,182

On November 1, 2017, our Board approved and declared a quarterly cash dividend of $0.80 per share which will be paid on December 15, 2017 to shareholders of record on December 1, 2017. We plan to continue to declare and pay quarterly cash dividends in 2018, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30, 2017, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of September 30, 2017 and December 31, 2016, the Company had purchased 2,279,570 shares of common stock at a cost of $83,835.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $433,643 to $500,548 as of September 30, 2017.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $484,695 as of September 30, 2017.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2017.

	As of September 30, 2017
Line of Business	Low	Recorded	High
Private passenger automobile	$216,151	$240,091	$242,071
Commercial automobile	80,915	86,550	88,621
Homeowners	73,903	85,824	92,701
All other	62,674	72,230	77,155
Total	$433,643	$484,695	$500,548

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of September 30, 2017.

	As of September 30, 2017
Line of Business	Case	IBNR	Total
Private passenger automobile	$255,544	$(15,800)	$239,744
CAR assumed private passenger auto	44	303	347
Commercial automobile	52,661	7,954	60,615
CAR assumed commercial automobile	13,340	12,595	25,935
Homeowners	70,230	5,244	75,474
FAIR Plan assumed homeowners	3,460	6,890	10,350
All other	39,893	32,337	72,230
Total net reserves for losses and LAE	$435,172	$49,523	$484,695

At September 30, 2017, our total IBNR reserves for our private passenger automobile line of business was comprised of ($35,576) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $19,776 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 48.6% of our total reserves for CAR assumed commercial automobile business as of September 30, 2017, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 66.6% of our total reserves for FAIR Plan assumed homeowners at September 30, 2017, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of September 30, 2017

	As of September 30, 2017
Line of Business	Retained	Assumed	Net
Private passenger automobile	$239,744
CAR assumed private passenger automobile		$347
Net private passenger automobile			$240,091
Commercial automobile	60,615
CAR assumed commercial automobile		25,935
Net commercial automobile			86,550
Homeowners	75,474
FAIR Plan assumed homeowners		10,350
Net homeowners			85,824
All other	72,230	—	72,230
Total net reserves for losses and LAE	$448,063	$36,632	$484,695

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the nine months ended September 30, 2017, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $5,780.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $3,757 effect on net income, or $0.25 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30, 2017.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.   A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,795)	$(2,397)	$—
Estimated increase in net income	3,117	1,558	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,397)	—	2,397
Estimated increase (decrease) in net income	1,558	—	(1,558)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,397	4,795
Estimated decrease in net income	—	(1,558)	(3,117)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,212)	(606)	—
Estimated increase in net income	788	394	—
No Change in Severity
Estimated (decrease) increase in reserves	(606)	—	606
Estimated increase (decrease) in net income	394	—	(394)
+1 Percent Change in Severity
Estimated increase in reserves	—	606	1,212
Estimated decrease in net income	—	(394)	(788)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,509)	(755)	—
Estimated increase in net income	981	491	—
No Change in Severity
Estimated (decrease) increase in reserves	(755)	—	755
Estimated increase (decrease) in net income	491	—	(491)
+1 Percent Change in Severity
Estimated increase in reserves	—	755	1,509
Estimated decrease in net income	—	(491)	(981)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,445)	(722)	—
Estimated increase in net income	939	469	—
No Change in Severity
Estimated (decrease) increase in reserves	(722)	—	722
Estimated increase (decrease) in net income	469	—	(469)
+1 Percent Change in Severity
Estimated increase in reserves	—	722	1,445
Estimated decrease in net income	—	469	(939)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2017.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(3)	$3
Estimated increase (decrease) in net income	2	(2)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(259)	259
Estimated increase (decrease) in net income	169	(169)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(103)	103
Estimated increase (decrease) in net income	69	(69)

Reserve Development Summary

 The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $31,166 and $33,601 during the nine months ended September 30, 2017 and 2016, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2017 and 2016.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Nine Months Ended September 30,
Accident Year	2017	2016
2007 & prior	$(639)	$(1,307)
2008	(9)	(1,596)
2009	(533)	(875)
2010	(811)	(2,262)
2011	(2,334)	(4,417)
2012	(3,638)	(5,841)
2013	(5,284)	(9,498)
2014	(9,042)	(6,329)
2015	(3,562)	(1,476)
2016	(5,314)	—
All prior years	$(31,166)	$(33,601)

The decreases in prior years’ reserves during the nine months ended September 30, 2017 and 2016 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2017 decrease is primarily composed of reductions of $17,293 in our retained private passenger automobile reserves, $3,592 in our retained commercial automobile reserves, $6,513 in our retained homeowners reserves and $3,697 in our retained other lines reserves.  The 2016 decrease is primarily composed of reductions of $12,857 in our retained private passenger automobile reserves, $3,890 in our retained commercial automobile reserves, $10,263 in our retained homeowners reserves and $5,042 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses September 30, 2017.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2007 & prior	$(414)	$(184)	$(2)	$(39)	$(639)
2008	(9)	—	—	—	(9)
2009	(415)	(118)	1	(1)	(533)
2010	(449)	(359)	—	(3)	(811)
2011	(696)	(212)	(675)	(751)	(2,334)
2012	(1,233)	(634)	(1,021)	(750)	(3,638)
2013	(2,065)	(454)	(2,188)	(577)	(5,284)
2014	(3,838)	(690)	(3,114)	(1,400)	(9,042)
2015	(3,613)	120	13	(82)	(3,562)
2016	(4,561)	(152)	(507)	(94)	(5,314)
All prior years	$(17,293)	$(2,683)	$(7,493)	$(3,697)	$(31,166)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the nine months ended September 30, 2017 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2007 & prior	$(414)	$(184)	$(2)	$(39)	$(639)
2008	(9)	—	—	—	(9)
2009	(415)	(109)	1	(1)	(524)
2010	(449)	(336)	—	(3)	(788)
2011	(696)	(183)	(669)	(751)	(2,299)
2012	(1,233)	(622)	(948)	(750)	(3,553)
2013	(2,065)	(655)	(2,072)	(577)	(5,369)
2014	(3,838)	(998)	(3,045)	(1,400)	(9,281)
2015	(3,613)	(120)	265	(82)	(3,550)
2016	(4,561)	(385)	(43)	(94)	(5,083)
All prior years	$(17,293)	$(3,592)	$(6,513)	$(3,697)	$(31,095)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the nine months ended September 30, 2017.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2007 & prior	$—	$—	$—	$—
2008	—	—	—	—
2009	—	(9)	—	(9)
2010	—	(23)	—	(23)
2011	—	(29)	(6)	(35)
2012	—	(12)	(73)	(85)
2013	—	201	(116)	85
2014	—	308	(69)	239
2015	—	240	(252)	(12)
2016	—	233	(464)	(231)
All prior years	$—	$909	$(980)	$(71)

Our private passenger automobile line of business prior year reserves decreased by $17,293 for the nine months ended September 30, 2017.  The decrease was primarily due to improved retained private passenger results of $15,310 for the accident years 2012 through 2016.  The improved retained private passenger results were primarily due to fewer

IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $2,683 for the nine months ended September 30, 2017. The decrease was primarily due to improved retained commercial results of $2,275 accident years 2012 through 2014.

Our retained homeowners and our retained other lines of business prior year reserves decreased by $6,513 and $3,697 for the nine months ended September 30, 2017 due primarily to fewer IBNR claims than previously estimated.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of September 30, 2017
Estimated fair value	$1,217,964	$1,177,631	$1,133,006
Estimated increase (decrease) in fair value	$40,333	$—	$(44,625)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At September 30, 2017, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2017, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30, 2017, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.  No share repurchases were made by the Company during the nine months ended September 30, 2017.

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

November 3, 2017	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer