Form 10-K
period 2017-12-31
SAFETY INSURANCE GROUP INC
filed 2018-02-28
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non‑voting common equity (based on the closing sales price on NASDAQ) held by non‑affiliates of the registrant as of June 30, 2017, was approximately $981,491,695.

As of February 16, 2018 there were 15,219,974 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 23, 2018, which Safety Insurance Group, Inc. (the “Company”, “we”, “our”, “us”) intends to file within 120 days after its December 31, 2017 year‑end, are incorporated by reference into Part II and Part III hereof.

SAFETY INSURANCE GROUP, INC.

In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

PART I.

ITEM 1.    BUSINESS

General

We are a leading provider of private passenger and commercial automobile insurance in Massachusetts. In addition to private passenger and commercial automobile insurance, we offer a portfolio of property and casualty insurance products, including homeowners, dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity") and Safety Property and Casualty Insurance Company ("Safety P&C") (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 892 in 1,107 locations throughout these three states during 2017.  We have used these relationships and, in particular, our extensive knowledge of the Massachusetts market to become the second largest commercial automobile carrier, capturing an approximate 15.6% share of the Massachusetts commercial automobile insurance market, and the fourth largest private passenger automobile carrier, with a 9.3% share of the Massachusetts private passenger automobile insurance market in 2017 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR").  We also are the third largest homeowners insurance carrier in Massachusetts with a 7.3% share of that market.  We were ranked the 48th largest automobile writer in the country according to A.M. Best, based on 2016 direct written premiums.  We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and Maine in 2016.  The table below shows the amount of direct written premiums written in each state during the years ended December 31, 2017, 2016, and 2015.

	Years Ended December 31,
Direct Written Premiums	2017	2016	2015
Massachusetts	$799,427	$785,376	$762,999
New Hampshire	27,637	26,128	22,731
Maine	252	55	-
Total	$827,316	$811,559	$785,730

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

Our Competitive Strengths

We Have Strong Relationships with Independent Agents.  In 2017, Independent agents accounted for approximately 61.6% of the Massachusetts automobile insurance market measured by direct written premiums as compared to approximately 31.3% nationwide, based on data made available by Independent Insurance Agents and Brokers of America, Inc. and Commonwealth Automobile Reinsurers. For that reason, our strategy is centered around, and we sell exclusively through, a network of independent agents, who numbered 892 in 1,107 locations throughout Massachusetts, New Hampshire and Maine during 2017.  In order to support our independent agents and enhance our relationships with them, we:

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

We Have a History of Profitable Operations.  In 36 out of 37 years since our inception in 1979, we have been profitable.  The lone year in which we did not have profits was 2015 when we were impacted by claims related to the highest recorded snowfall totals in Massachusetts history.  We have achieved our profitability, among other things, by:

•	maintaining a consistent level of private passenger automobile premiums, which totaled $468,883 in 2017 compared to $465,723 in 2013.
•	growing our commercial automobile premiums, which totaled $129,524 in 2017 compared to $86,016 in 2013;
•	growing our homeowner premiums which totaled $187,624 in 2017 compared to $144,925 in 2013;
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

We Have Developed Advanced Technology for Our Business.  We have dedicated significant human and financial resources to the development of advanced information systems.  Our technology efforts have benefited us in two distinct ways.  First, we continue to develop technology that empowers our independent agent customers by making it easier for them to transact business with their clients and with the Insurance Subsidiaries. In our largest business line, private passenger automobile insurance, our agents now submit approximately 99.0% of all applications for new policies or endorsements for existing policies to us electronically through our proprietary information portal, the Agents Virtual Community ("AVC").  Our agents also can submit commercial automobile and homeowners insurance policies electronically over the AVC.  Second, our investment in technology has allowed us to re-engineer internal back office processes to provide more efficient service at a lower cost.

We Have an Experienced, Committed and Knowledgeable Management Team.  Our senior management team has an average of over 29 years of experience with Safety and a demonstrated ability to operate successfully within the property and casualty market. Our senior management team along with our Board of Directors, collectively owns approximately 2.3% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis.

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

	Years Ended December 31,
Direct Written Premiums	2017		2016		2015
Private passenger automobile	$468,908	56.7%	$467,845	57.7%	$468,187	59.6%
Commercial automobile	129,529	15.7	120,641	14.9	108,013	13.8
Homeowners	187,623	22.7	182,128	22.4	170,410	21.7
Business owners	22,734	2.7	22,933	2.8	22,223	2.8
Personal umbrella	7,870	0.9	7,693	1.0	6,925	0.9
Dwelling fire	9,603	1.2	9,256	1.1	8,920	1.1
Commercial umbrella	1,049	0.1	1,063	0.1	1,052	0.1
Total	$827,316	100.0%	$811,559	100.0%	$785,730	100.0%

Our product lines are as follows:

Private Passenger Automobile (56.7% of 2017 direct written premiums).  Private passenger automobile insurance is our primary product.  These policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils.  We filed and were approved for a Massachusetts private passenger automobile insurance rate increase of 3.6% effective July 15, 2017.  We filed and were approved for a New Hampshire private passenger automobile rate increase of 4.1% which was effective December 1, 2016. We are writing private passenger automobile insurance policies in Maine with our initially filed rates.

Commercial Automobile (15.7% of 2017 direct written premiums).  Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business.  We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers, and insure individual vehicles as well as commercial fleets.  We filed and were approved for a Massachusetts commercial automobile insurance rate increase of 3.8% effective April 1, 2017. We filed and were approved for a New Hampshire commercial automobile insurance rate increase of 6.1% effective March 1, 2017.  We are writing commercial automobile insurance policies in Maine with our initially filed rates.

Homeowners (22.7% of 2017 direct written premiums).  We offer a broad selection of coverage forms for qualified policyholders.  Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy.  We write policies on homes, condominiums, and apartments.  We filed and were approved for a Massachusetts rate increase of 3.6% which was effective November 1, 2016. We filed and were approved for a New Hampshire homeowners rate increase of 4.4%, which was effective December 1, 2016.  We are writing homeowners insurance policies in Maine with our initially filed rates.

Business Owners Policies (2.7% of 2017 direct written premiums).  We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses.  Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss.  Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers.  We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

Personal Umbrella (0.9% of 2017 direct written premiums).  We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients.  We write policies at standard rates with limits of $1,000 to $5,000.

Dwelling Fire (1.2% of 2017 direct written premiums).  We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences.  We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

Commercial Umbrella (0.1% of 2017 direct written premiums).  We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies.  The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks.  We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

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

Distribution

We distribute our products exclusively through independent agents, unlike some of our competitors who use multiple distribution channels.  We believe this gives us a competitive advantage with the agents.  With the exception of personal automobile business assigned to us by the Massachusetts Automobile Insurance Plan (“MAIP”) or written through CAR’s commercial automobile Servicing Carrier program, we do not accept business from insurance brokers.  Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority.  We reserve the ability to cancel any coverage bound, in accordance with applicable law.  In total, our independent agents numbered 892 and had 1,107 offices (some agencies have more than one office) and approximately 8,551 customer service representatives during 2017.

Voluntary Agents.  In 2017, we obtained approximately 91.1% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents.  As of December 31, 2017, we had agreements with 728 voluntary agents.  Our voluntary agents are located in all regions of Massachusetts, New Hampshire and Maine.

We look for agents with profitable portfolios of business.  To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 65.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 300 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the performance of our agents during the prior year.  If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us.  We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards.  Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by premiums.  No individual agency generated more than 5.0% of our direct written premiums in 2017.

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

CAR runs a reinsurance pool for ceded commercial automobile policies through the Commercial Automobile Program (the “Commercial Automobile Program”).  CAR has appointed Safety and three other servicing carriers to process ceded commercial automobile insurance.  Safety was reappointed for this program beginning January 1, 2017 for an additional five-year term.  Approximately $156,000 of ceded premium is spread equitably among the four servicing carriers.  Subject to the Commissioner's review, CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level.  This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the "Taxi/Limo Program").  CAR reappointed Safety as one of the two servicing carriers for this program beginning January 1, 2017 for an additional five-year term.  Approximately $11,100 of ceded premium was spread equitably between the two servicing carriers.

We are assigned independent agents by CAR who can submit commercial business to us in the Commercial Automobile Program and the Taxi/Limo Program, and we classify those agents as Exclusive Representative Producers (“ERPs”).

The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	Years Ended December 31,
	2017		2016		2015
Line of Business	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile:
Voluntary agents	434,236	(2.8)%	446,939	(3.5)%	462,917	(1.8)%
MAIP	9,896	(10.0)	11,000	22.1	9,007	4.6
Total private passenger automobile	444,132	(3.0)	457,939	(3.0)	471,924	(1.7)
Commercial automobile:
Voluntary agents	62,419	1.8	61,315	0.5	60,995	4.2
ERP	12,364	24.8	9,907	30.4	7,596	20.6
Total commercial automobile	74,783	5.0	71,222	3.8	68,591	5.8
Other:
Homeowners	160,313	(1.0)	161,890	(0.5)	162,703	2.4
Business owners	9,497	(8.6)	10,385	2.2	10,166	4.4
Personal umbrella	23,232	(3.0)	23,952	(0.5)	24,083	2.6
Dwelling fire	7,116	(2.1)	7,270	(1.5)	7,381	4.0
Commercial umbrella	677	(2.5)	694	0.6	690	3.0
Total other	200,835	(1.6)	204,191	(0.4)	205,023	2.6
Total	719,750	(1.9)	733,352	(1.6)	745,538	0.1
Total voluntary agents	697,490	(2.1)	712,445	(2.3)	728,935	(0.2)

In 2017, 60.3% of the private passenger automobile exposures we insure had an other than private passenger policy with us, compared to 58.4% and 55.8% in 2016 and 2015, respectively.  In addition, 81.7% of our homeowners’ policyholders had a matching automobile policy with us in 2017 compared to 81.9% in 2016 and 81.8% in 2015.

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

We have a comprehensive branding campaign using a variety of radio, television, digital and print advertisements.

Commission Schedule and Profit Sharing Plan.  We have several programs designed to attract profitable new business from agents by paying them competitive commissions. We recognize our top performing agents by making them members of either our Chairman's Elite, Chairman's, President's, Executive's or Preferred Agent's Club.  In 2017, members of these Clubs received a commission of up to 18.0% of premiums for each new private passenger auto policy, up to 22.0% of premiums for each new homeowner policy, up to 20.0% for each new commercial auto policy and up to 20% for each new commercial property policy.

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

Technology

The focuses of our information technology (IT) efforts are:

•	to support the strategic goals, objectives and business needs of the Company by aligning our IT annual goals with those of the business assuring that IT resources are being utilized efficiently;
•	to constantly re-engineer internal processes to allow more efficient operations, resulting in lower operating costs;
•	to make it easier for independent agents and policyholders to transact business with us;
•	to enable agents to efficiently provide their clients with a high level of service; and
•	to maintain and support a secure computing environment.

We believe that our technology initiatives have increased revenue and decreased costs.  For example, these initiatives have allowed us to reduce the number of call-center transactions which we perform, and to transfer many manual processing functions from our internal operations to our independent agents.  We also believe that these initiatives have contributed to an overall increases in productivity.

Internal Applications (Intranet)

Our employees access our proprietary and vendor supplied applications through our corporate intranet.  Our intranet applications streamline internal processes and improve overall operational efficiencies in areas including:

Claims.  Our claims workload management application allows our claims and subrogation adjusters to better manage the claims process.  Subrogation refers to the process by which we are reimbursed by other insurers for claims costs we incur due to the fault of their insureds.  The use of this application has reduced the time it takes for us to respond to and settle claims, which we believe helps reduce the total amount of our claims expense.

The automated adjuster assignment system categorizes our new claims by severity and assigns them to the appropriate adjuster responsible for investigation.  Once assigned, the integrated workload management tools facilitate the work of promptly assigning appraisers, investigating liability, issuing checks and receiving subrogation receipts.

The RadicalGlass.com application allows our claims department to contain glass costs by increasing the windshield repair to replacement ratio.  For every windshield that is repaired rather than replaced there is an average savings of approximately $321 per windshield claim.

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

Billing.  Proprietary and vendor supplied billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders.  We believe the sophistication of our direct bill systems help us to limit our bad debt expense.  Our bad debt expense as a percentage of direct written premiums was 0.1% in both 2017 and 2016.

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

Casualty Claims

We have adopted stringent claims settlement procedures, which include guidelines that establish settlement ranges for soft tissue injuries, which constituted approximately 65% of our bodily injury claims in 2017.  If we are unable to settle these claims within our pricing guidelines, we explore other cost effective options including alternative disputes resolutions and/or litigation. We believe that these procedures result in providing our adjusting staff with a uniform approach to negotiation.

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

Additionally, we utilize a special unit to investigate fraud in connection with casualty claims. This unit has five dedicated employees including four field investigators.  In cases where adjusters suspect fraud in connection with a claim, we deploy this special unit to conduct investigations.  We deny payment to claimants in cases in which we have succeeded in accumulating sufficient evidence of fraud.

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

When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation.  There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors.  After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2017 is adequate to cover the ultimate net cost of losses and claims incurred as of that date.

Management determines its loss and loss adjustment expense ("LAE") reserves estimates based upon the analysis of the Company's actuaries.  Management has established a process for the Company's actuaries to follow in establishing reasonable reserves.  The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management.  The Company's estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $440,918 to a high of $510,166 as of December 31, 2017.  The Company's net loss and LAE reserves, based on our actuaries' best estimate, were set at $490,969 as of December 31, 2017.  The ultimate liability may be greater or less than reserves carried at the balance sheet date.  Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized.  To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  We do not discount any of our reserves.

The following table presents development information on changes in the reserves for losses and LAE of our Insurance Subsidiaries for each year in the three year period ended December 31, 2017.

	Years Ended December 31,
	2017	2016	2015
Reserves for losses and LAE at beginning of year	$560,321	$553,977	$482,012
Less receivable from reinsurers related to unpaid losses and LAE	(83,724)	(68,261)	(61,245)
Net reserves for losses and LAE at beginning of year	476,597	485,716	420,767
Incurred losses and LAE, related to:
Current year	545,671	538,881	642,882
Prior years	(41,784)	(45,448)	(30,313)
Total incurred losses and LAE	503,887	493,433	612,569
Paid losses and LAE related to:
Current year	325,049	328,046	415,256
Prior years	164,466	174,506	132,364
Total paid losses and LAE	489,515	502,552	547,620
Net reserves for losses and LAE at end of period	490,969	476,597	485,716
Plus receivable from reinsurers related to unpaid losses and LAE	83,085	83,724	68,261
Reserves for losses and LAE at end of period	$574,054	$560,321	$553,977

The following table represents the development of reserves, net of reinsurance, for calendar years 2007 through 2017. The top line of the table shows the reserves at the balance sheet date for each of the indicated years.  This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us.  The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims.  The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years.  Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2017.

Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

	As of and for the Year Ended December 31,
	2017	2016	2015	2014		2013	2012	2011	2010	2009	2008	2007
Reserves for losses and
LAE originally estimated:	$ 490,969	$ 476,597	$ 485,716	$ 420,767		$ 394,668	$ 371,657	$ 352,098	$ 351,244	$ 374,832	$ 391,070	$ 393,430
Cumulative amounts paid as of:
One year later		164,466	174,505	132,364	34,098	133,288	124,855	130,204	128,854	130,960	126,858	142,259
Two years later			250,305	189,367		178,411	175,822	181,739	176,774	183,061	189,897	195,798
Three years later				223,465		207,626	199,741	211,578	205,171	211,182	217,695	234,359
Four years later						223,743	213,847	223,941	219,310	224,831	233,160	248,560
Five years later							221,363	231,433	224,354	232,177	239,553	254,915
Six years later								233,137	226,644	233,853	241,587	257,362
Seven years later									227,147	235,158	241,999	257,889
Eight years later										235,292	242,705	258,173
Nine years later											242,793	258,786
Ten years later												258,841

	As of and for the Year Ended December 31,
	2017	2016	2015	2014		2013	2012	2011	2010	2009	2008	2007
Reserves re-estimated as of:
One year later		$ 434,813	$ 440,268	$ 390,452		$ 357,300	$ 342,767	$ 334,788	$ 314,561	$ 326,676	$ 347,004	$ 357,492
Two years later			406,253	348,660		328,182	308,028	309,096	293,480	294,696	307,918	325,317
Three years later				313,100		295,788	283,592	282,441	273,332	279,542	282,565	297,224
Four years later						274,214	263,787	268,759	254,652	264,697	271,693	281,068
Five years later							250,064	255,925	245,869	252,249	261,845	274,179
Six years later								248,353	238,404	247,023	254,308	268,596
Seven years later									235,047	242,223	250,760	263,797
Eight years later										240,150	247,037	261,319
Nine years later											245,811	259,489
Ten years later												258,467

Cumulative
(redundancy) deficiency 2016		(41,784)	(79,463)	(107,667)		(120,454)	(121,593)	(103,745)	(116,197)	(134,682)	(145,259)	(134,963)

	As of and for the Year Ended December 31,
	2017	2016	2015	2014		2013	2012	2011	2010	2009	2008	2007
Gross liability-end of year	$ 574,054	$ 560,321	$ 553,977	$ 482,012		$ 455,014	$ 423,842	$ 403,872	$ 404,391	$ 439,706	$ 467,559	$ 477,720
Reinsurance recoverables	83,085	83,724	68,261	61,245		60,346	52,185	51,774	53,147	64,874	76,489	84,290
Net liability-end of year	490,969	476,597	485,716	420,767		394,668	371,657	352,098	351,244	374,832	391,070	393,430
Gross estimated liability-latest		497,416	449,661	362,788		316,454	285,188	282,146	267,161	277,563	287,583	305,015
Reinsurance recoverables-latest		62,603	43,408	49,688		42,240	35,124	33,793	32,114	37,413	41,772	46,548
Net estimated liability-latest		434,813	406,253	313,100		274,214	250,064	248,353	235,047	240,150	245,811	258,467

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

The table also shows that we have substantially benefited in the current and prior years from releasing redundant reserves.  In the years ended December 31, 2017, 2016, and 2015 we decreased loss reserves related to prior years by $41,784, $45,448 and $30,313, respectively.  Reserves and development are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2017 protected us in the event of a "130-year storm" (that is, a storm of a severity expected to occur once in a 130-year period).  We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan").  In 2017, we purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000.  Our reinsurers’ co-participation is 65.0% of $100,000 for the 1st layer, 80.0% of $280,000 for the 2nd layer, 80.0% of $135,000 for the 3rd layer, and 80.0% of $100,000 for the 4th layer.

For 2018, we have purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000.  Our reinsurers’ co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $50,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer and 80% of $265,000 for the 4th layer. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance in 2018 protects us in the event of a “137-year storm” (that is, a storm of a severity expected to occur once in a 137-year period).

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

On December 15, 2015, the Company filed for arbitration with a reinsurer in regards to the reinsurance recoverable resulting from the 2015 winter storm losses that are admissible under our contract.  The total amount of recoverable in dispute, which is based on our total incurred loss, was $20,918 and $22,838 as of December 31, 2017 and 2016, respectively.  The change in the recovery is attributable to changes in the total incurred loss for reserve development.  On January 8, 2018 the Company received a final order from the panel of arbitrators in which the reinsurer would pay the Company $9,200 for settlement of all paid and outstanding losses. The remaining unrecovered amount of $11,718 was expensed in 2017.

At December 31, 2017 and December 31, 2016, the reinsurance recoverable on paid and unpaid loss and loss adjustment expenses related to the 2015 snow event from all reinsurers was $675 and $31,701, respectively.

At December 31, 2017, we also had $104,992 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

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

Although historically, a number of national insurers that are much larger than we are have chosen not to compete in a material way in the Massachusetts private passenger automobile market, since 2008, several new companies have entered the market.  These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel.  There can be no assurance that we will be able to compete effectively against these companies in the future.

Our principal competitors within the Massachusetts private passenger automobile insurance market are  MAPFRE SA, Government Employees Insurance Company and  Liberty Mutual Company, which held 25.5%, 10.4% and 9.8% market shares based on automobile exposures, respectively, in 2017 according to CAR.

As of November 2017 we became the second largest writer of commercial automobile insurance in Massachusetts with a market share of 15.6%. Other principal competitors in the Massachusetts commercial automobile insurance market are MAPFRE SA, Arbella Mutual Insurance Company and The Travelers Indemnity Insurance Company, which held 15.6%, 10.9% and 7.6% market shares based on automobile exposures, respectively, according to CAR.  This includes our share of residual market business as one of four servicing carriers in CAR’s Commercial Automobile Program and one of two servicing carriers in CAR’s Taxi/Limo Program.

We are the third largest writer of homeowners insurance business in Massachusetts, with a market share of 7.3% in 2017.  Our principal competitors within the Massachusetts homeowners insurance market are MAPFRE SA, Liberty Mutual and Arbella Mutual Insurance Company, which held 13.5%, 11.0% and 6.8% market shares respectively in 2017.

Employees

At December 31, 2017, we employed 623 employees.  Our employees are not covered by any collective bargaining agreement.  Management considers our relationship with our employees to be good.

Investments

Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings.  Our investment objective is to focus on maximizing total returns while investing conservatively.  We maintain a high-quality investment portfolio consistent with our established investment policy.  As of December 31, 2017, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

According to our investment guidelines, no more than 2.0% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities).  This one issuer must be rated "A" or above by Moody's.  In addition, no more than 0.5% of our portfolio may be invested in securities of any one issuer rated "Baa," or the lowest investment grade assigned by Moody's.  Of the less than 15.0% of our portfolio invested in senior bank loans and high yield bonds at December 31, 2017, no more than 5.0% may be invested in the securities of any one issuer, no more than

10.0% may be invested in any issuers total outstanding debt issue, and a maximum of 10.0% may be invested in securities unrated or rated "B-" or below by Moody's.  We continually monitor the mix of taxable and tax-exempt securities in an attempt to maximize our total after-tax return.  Since 1986, we have utilized the services of a third-party investment manager.

The following table reflects the composition of our investment portfolio as of December 31, 2017 and 2016.

	As of December 31,
	2017		2016
	Estimated	% of	Estimated	% of
	Fair Value	Portfolio	Fair Value	Portfolio
U.S. Treasury Securities	$1,791	0.1%	$302	0.0%
Obligations of states and political subdivisions	403,084	30.8	390,433	30.5
Residential mortgage-backed securities (1)	222,766	17.0	252,631	19.7
Commercial mortgage-backed securities	39,369	3.0	35,454	2.8
Other asset-backed securities	72,613	5.6	70,410	5.5
Corporate and other securities	432,403	33.1	405,039	31.6
Subtotal, fixed maturity securities	1,172,026	89.6	1,154,269	90.1
Equity securities (2)	111,867	8.6	105,095	8.2
Other invested assets (3)	23,162	1.8	21,142	1.7
	$1,307,055	100.0%	$1,280,506	100.0%

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

(2) Equity securities include preferred stock, interests in mutual funds held to fund the Company's executive deferred compensation plan.

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

The following table reflects our investment results for each year in the three-year period ended December 31, 2017.

	Years Ended December 31,
	2017	2016	2015
Average cash and invested securities (at cost)	$1,268,728	$1,231,358	$1,213,718
Net investment income (1)	$38,758	$38,413	$40,534
Net effective yield (2)	3.1%	3.1%	3.3%

(1) After investment expenses, excluding realized investment gains or losses.

(2) Net investment income for the period divided by average invested securities and cash for the same period.

As of December 31, 2017, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured, senior bank loans and high yield bonds.

The composition of our fixed income security portfolio by Moody's rating is presented in the following table.

	As of December 31,
	2017		2016
	Estimated		Estimated
	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$222,766	19.0%	$252,989	22.0%
Aaa/Aa	411,794	35.1	390,432	33.8
A	239,015	20.4	237,787	20.6
Baa	142,176	12.1	124,340	10.8
Ba	51,205	4.4	40,667	3.5
B	75,673	6.5	68,449	5.9
Caa/Ca	7,087	0.6	11,072	1.0
C	-	-	416	-
D	248	-	355	-
Not rated	22,062	1.9	27,762	2.4
Total	$1,172,026	100.0%	$1,154,269	100.0%

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

The Securities Valuation Office of the National Association of Insurance Commissioners (the "SVO") evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. SVO ratings are reviewed at least annually. At December 31, 2017, 76.0% of our available for sale fixed maturity investments were rated Category 1 and 10.8% were rated Category 2, the two highest ratings assigned by the SVO.

The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2017.

	As of December 31, 2017
	Estimated
	Fair Value	Percent
Due in one year or less	$63,886	5.5%
Due after one year through five years	297,433	25.4
Due after five years through ten years	246,193	21.0
Due after ten years through twenty years	224,328	19.1
Due after twenty years	5,440	0.5
Asset-backed securities (1)	334,746	28.5
Totals	$1,172,026	100.0%

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

Ratings

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating.  Our "A" rating was reaffirmed by A.M. Best on May 10, 2017.  Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Very Vulnerable)."  Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the Company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence.  A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

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

Insurance Regulation Concerning Dividends.  We rely on dividends from the Insurance Subsidiaries for our cash requirements.  The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the shareholders of an insurance company.  The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time.  As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend.  An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10.0% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At December 31, 2017, the statutory surplus of Safety Insurance was $617,577 and its net income for 2018 was $57,982.  A maximum of $61,758 will be available during 2018 for such dividends without prior approval of the Commissioner.

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

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges.  Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios.  In 2017, 2016, and 2015 all our ratios for all our Insurance Subsidiaries were within the normal range.

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

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital.  Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies.  At December 31, 2017, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.

Own Risk Solvency Assessment.  On January 11, 2017, the Division adopted the National Association of Insurance Commissioners’ Own Risk Solvency Assessment (“ORSA”) Act requiring the Company to file its assessment on an annual basis.  ORSA is an internal process undertaken by an insurer or insurance group to assess the adequacy of its risk management and current and prospective solvency positions under normal and severe stress scenarios.  We have completed this filing for the 2017 period.

Executive Officers and Directors

The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

			Years
			Employed
Name	Age (1)	Position	by Safety
George M. Murphy	51	President, Chief Executive Officer	29
William J. Begley, Jr.	63	Vice President, Chief Financial Officer and Secretary	32
James D. Berry	58	Vice President - Underwriting	36
John P. Drago	51	Vice President - Marketing	23
David E. Krupa	57	Vice President - Property Claims	35
Ann M. McKeown	51	Vice President - Insurance Operations	28
Paul J. Narciso	54	Vice President - Casualty Claims	27
Stephen A. Varga	50	Vice President - Management Information Systems	25
David F. Brussard	66	Chairman of the Board, Director	-
Frederic H. Lindeberg	77	Director
Peter J. Manning	79	Director	-
David K. McKown	80	Director	-
Thalia M. Meehan	56	Director	-
___________________
(1) As of February 16, 2018

George M. Murphy, CPCU, was appointed President and Chief Executive Officer of the Company effective April 1, 2016.  He previously was the Vice President of Marketing since October 1, 2005.  Mr. Murphy was appointed to the Board of Directors and to the Investment Committee in February 2016.  Mr. Murphy has been employed by the Insurance Subsidiaries for over 29 years. Mr. Murphy is also on the Board of Trustees of the Insurance Library Association of Boston.

William J. Begley, Jr. was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 4, 2002.  Since January 1999, Mr. Begley has been the Chief Financial Officer and Treasurer of the Insurance Subsidiaries.  Previously, Mr. Begley served as Assistant Controller of the Insurance Subsidiaries from 1985 to 1987, as Controller from 1987 to 1990 and as Assistant Vice President/Controller from 1990 to 1999.  Mr. Begley has been employed by the Insurance Subsidiaries for over 32 years.  Mr. Begley also serves on the Audit Committee and Investment Committee of Guaranty Fund Management Services, and is a member of the Board of Directors of the Massachusetts Insurers Insolvency Fund.

James D. Berry, CPCU, was appointed Vice President of Underwriting of the Company in July 2015, and was named as Secretary of the Insurance Subsidiaries at that time. Prior to that, he served as the Vice President of Insurance Operations since October 1, 2005.  Mr. Berry has been employed by the Insurance Subsidiaries for over 36 years and has directed the Company's Massachusetts Private Passenger line of business since 2001.  Mr. Berry is Vice Chairman of the Board of Directors of the Massachusetts Property Insurance Underwriting Association (FAIR Plan). He has served on several committees of Commonwealth Auto Reinsurers (“CAR”) including Market Review and Defaulted Brokers. Mr. Berry has represented Safety on the DXC Technology Series II and Exceed advisory councils. He also serves on the

Executive Committee of the In Control Family Foundation, and is the Chairman of that organizations Finance Committee.

John P. Drago was appointed Vice President of Marketing on February 1, 2016. Mr. Drago has been employed by the Insurance Subsidiaries for over 23 years and most recently served as Director of Marketing.

David E. Krupa, CPCU, was appointed Vice President of Property Claims of the Company on March 4, 2002.  Mr. Krupa has served as Vice President of Claims of the Insurance Subsidiaries since July 1990 and has been employed by the Insurance Subsidiaries for over 35 years.  Mr. Krupa was first employed by the Company in 1982 and held a series of management positions in the Claims Department before being appointed Vice President in 1990.  Mr. Krupa has served on the Auto Damage Appraisers Licensing Board of Massachusetts and on several claims committees both at the Automobile Insurers Bureau of Massachusetts and CAR.

Ann M. McKeown was appointed Vice President of Insurance Operations of the Company on July 1, 2015.  Ms. McKeown has been employed by the Insurance Subsidiaries for over 28 years wherein she has held management positions in the Underwriting, Information Technology, and Insurance Operations departments. Ms. McKeown has served on the MAIP Steering and Operations Committees of CAR.

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

David F. Brussard was appointed Chairman of the Board in March 2004 and has served as a director of the Company since October 2001.  Mr. Brussard served as President and Chief Executive Officer of the Company from June 2001 until March 31, 2016.  Also, from January 1999 to March 31, 2016, Mr. Brussard served as the CEO and President of the Insurance Subsidiaries.  Previously, Mr. Brussard served as Executive Vice President of the Insurance Subsidiaries from 1985 to 1999 and as Chief Financial Officer and Treasurer of the Insurance Subsidiaries from 1979 to 1999.  Mr. Brussard was also appointed Chairman of the Investment Committee on February 22, 2017.

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

David K. McKown has served as director of the Company since November 2002. Mr. McKown has been a Senior Advisor to Eaton Vance Management since 2000, focusing on business origination in real estate and asset-based loans.  Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993, where he focused on acquisitions and high-yield bank debt financings. Mr. McKown has been in the banking industry for 52 years, worked for BankBoston for over 32 years and had previously been the head of BankBoston's real estate department, corporate finance department, and a managing director of BankBoston's private equity unit.  Mr. McKown is currently a director of Global Partners L.P., and various privately held companies.

Thalia M. Meehan was appointed Director of the Company on July 3, 2017.  Ms. Meehan has also been appointed to serve as a member of the Investment Committee of the Board. Ms. Meehan, a Chartered Financial Analyst, has over 30 years of experience in the investment sector.  Ms. Meehan retired from Putnam Investments in 2016 with 27 years of experience and most recently served as a Team Leader and Portfolio Manager at Putnam Investments. Ms. Meehan currently serves on the Board of the Boston Women in Public Finance and was previously a member of the Municipal Securities Rulemaking Board Investor Advisory Group.

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

Approximately 56.7% of our direct written premiums for the year ended December 31, 2017, were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

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

There is uncertainty involved in the availability of reinsurance.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2017, based upon fair value measurement, 89.6% of our investment portfolio was invested in fixed maturity securities, 8.6% in equity securities and 1.8% in other invested assets. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors.

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

Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock hold approximately 48.2% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis.  No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time.  Sales of substantial amounts of our common stock in the public market by our existing shareholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

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

The recently enacted U.S. tax reform bill will have an impact on our results of operation and financial condition.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”) was enacted, which significantly amends the Internal Revenue Code of 1986. The TCJA, among other things, reduces the corporate tax rate from a statutory rate of 35% to 21%, imposes additional limitations on net operating losses and executive compensation, allows for the full expensing of certain capital expenditures, and enacts other changes impacting the insurance industry.

While we are currently evaluating the future impacts of the TCJA, we expect that the legislation will have a favorable impact on our financial results beginning in 2018.  In addition, the enactment of the TCJA resulted in a tax benefit of $1,500 as a result of applying the lower corporate rate change to our deferred tax assets and liabilities as of the enactment date.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

As of the date of this report, the Company had no unresolved comments from the Commission staff regarding its periodic or current reports under the Exchange Act.

ITEM 2.    PROPERTIES

We conduct most of our operations in approximately 74 thousand square feet of leased space at 20 Custom House Street in downtown Boston, Massachusetts.  Our lease was extended for an additional eleven year term starting on January 1, 2018 and will expire on December 31, 2028.

ITEM 3.    LEGAL PROCEEDINGS

Our Insurance Subsidiaries are parties to a number of lawsuits arising in the ordinary course of their insurance business.  We believe that the ultimate resolution of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial condition.

On December 15, 2015, the Company filed for arbitration with a reinsurer in regards to the reinsurance recoverable resulting from the 2015 winter storm losses that are admissible under our contract.  On January 8, 2018, the Company received a final order from the panel of arbitrators for settlement of the paid and outstanding losses.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 16, 2018, there were 22 holders of record of the Company's common stock, par value $0.01 per share, and we estimate another 9,352 held in "Street Name."

2017	High	Low
First quarter	$73.85	$68.60
Second quarter	$72.40	$66.10
Third quarter	$76.50	$68.20
Fourth quarter	$83.25	$78.30

2016	High	Low
First quarter	$57.51	$53.36
Second quarter	$62.49	$54.63
Third quarter	$68.50	$61.14
Fourth quarter	$74.70	$65.60

The closing price of the Company's common stock on February 16, 2018 was $74.45 per share.

During 2017 and 2016, the Company’s Board of Directors declared four quarterly cash dividends to shareholders, which were paid and accrued in the amounts of $45,689 and $42,390, respectively.  On February 15, 2018, the Company's Board of Directors declared a quarterly cash dividend of $.80 per share to shareholders of record on March 1, 2018 payable on March 15, 2018. The Company plans to continue to declare and pay quarterly cash dividends in 2018, depending on the Company's financial position and the regularity of its cash flows.

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

The information called for by Item 201 (d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 23, 2018 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2017 (the Company's fiscal year end), and such information is incorporated herein by reference.

For information regarding our share repurchase program, refer to Item 8—Financial Statements and Supplementary Data, Note 12, Share Repurchase Program, of this Form 10-K.

COMMON STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Stock, for the period beginning on December 31, 2012 and ending on December 31, 2017 with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of six selected property & casualty insurance companies over the same period. The peer group consists of Baldwin & Lyons, Inc., Infinity Property & Casualty Corp., Mercury General Corp., State Auto Financial Corp., Selective Insurance Group, Inc., and Donegal

Group, Inc. The graph shows the change in value of an initial one hundred dollar investment over the period indicated, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since December 31, 2012 Among
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

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2017, 2016, 2015, 2014 and 2013.

The selected historical consolidated financial data for the years ended December 31, 2017, 2016, and 2015, and as of December 31, 2017 and 2016 have been derived from the financial statements of Safety Insurance Group, Inc. included in this annual report which have been audited. The selected historical consolidated financial data for the years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 has been derived from Safety Insurance Group, Inc.'s consolidated financial statements not included in this annual report, which have been audited.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
Direct written premiums	$827,316	$811,559	$785,730	$765,685	$731,680
Net written premiums	$781,054	$766,470	$746,180	$734,914	$697,450
Net earned premiums	$774,420	$755,760	$738,164	$716,875	$681,870
Net investment income	38,758	38,413	40,534	42,303	43,054
Earnings from partnership investments	2,082	3,185	2,387	878	-
Net realized gains (losses) on investments	6,036	5,559	(469)	197	1,677
Net impairment losses on investments	(256)	(798)	(796)	-	-
Finance and other service income	18,073	17,703	18,133	18,544	18,683
Total revenue	839,113	819,822	797,953	778,797	745,284
Losses and loss adjustment expenses	503,887	493,433	612,569	476,366	447,749
Underwriting, operating and related expenses	248,436	233,017	213,939	219,023	209,758
Interest expense	90	90	90	90	89
Total expenses	752,413	726,540	826,598	695,479	657,596
Income (loss) before income taxes	86,700	93,282	(28,645)	83,318	87,688
Income tax expense (credit)	24,313	28,697	(14,792)	23,964	26,337
Net income (loss)	$62,387	$64,585	(13,853)	59,354	61,351
Earnings (loss) per weighted average common share:
Basic	$4.13	$4.29	$(0.93)	$3.93	$3.99
Diluted	$4.10	$4.27	$(0.93)	$3.91	$3.98
Cash dividends paid per common share	$3.00	$2.80	$2.80	$2.60	$2.40

Number of shares used in computing earnings (loss) per share:
Basic	15,010,751	14,946,453	14,866,607	14,963,047	15,167,052
Diluted	15,135,348	15,032,263	14,866,607	15,052,745	15,212,385

	Years Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total cash and investment securities	$1,348,763	$1,300,558	$1,256,937	$1,298,716	$1,258,453
Total assets	1,807,279	1,758,246	1,703,869	1,675,719	1,625,457
Losses and loss adjustment expense reserves	574,054	560,321	553,977	482,012	455,014
Total liabilities	1,106,263	1,087,520	1,059,370	967,436	930,270
Total shareholders' equity	701,016	670,726	644,499	708,283	695,187
GAAP Ratios:
Loss ratio (1)	65.1%	65.3%	83.0%	66.5%	65.7%
Expense ratio (1)	32.1	30.8	29.0	30.6	30.8
Combined ratio (1)	97.2%	96.1%	112.0%	97.1%	96.5%

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

We are a leading provider of private passenger and commercial automobile insurance in Massachusetts.  In addition to private passenger automobile insurance (which represented 56.7% of our direct written premiums in 2017), we offer a portfolio of other insurance products, including commercial automobile (15.7% of 2017 direct written premiums), homeowners (22.7% of 2017 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 4.9% of 2017 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 892 in 1,107 locations throughout these three states during 2017. We have used these relationships and our extensive knowledge of the market to become the fourth largest private passenger automobile carrier and the second largest commercial automobile carrier in Massachusetts, capturing an approximate 9.3% and 15.6% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2017, according to statistics compiled by CAR based on automobile exposures.  We also are the third largest homeowners insurance carrier in Massachusetts with a 7.3% share of that market.  We were ranked the 48th largest automobile writer in the country according to A.M. Best, based on 2016 direct written premiums.  We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and Maine in 2016.  The table below shows the amount of direct written premiums and number of policies written in each state during the years ended December 31, 2017, 2016, and 2015.

	Years Ended December 31,
Direct Written Premiums	2017	2016	2015
Massachusetts	$799,427	$785,376	$762,999
New Hampshire	27,637	26,128	22,731
Maine	252	55	-
Total	$827,316	$811,559	$785,730

Recent Trends and Events

Losses and loss adjustment expenses incurred for the year ended December 31, 2017 increased by $10,454, or 2.1%, to $503,887 from $493,433 for the comparable 2016 period.

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

Catastrophe losses incurred by the type of event are shown in the following table.

	Years Ended December 31,
Event	2017	2016	2015
Windstorms and hailstorms	$6,700	$-	$13,569
Tornado and windstorms	-	-	-
Rainstorms	-	-	-
Floods	-	-	-
Icestorms and snowstorms	-	8,854	167,367
Hurricane and tropical storms	-	-	-
Total losses incurred (1)	$6,700	$8,854	$180,936

(1)  Total losses incurred include losses plus defense and cost containment expenses and excludes adjusting and other claims settlement expenses.

On December 15, 2015, the Company filed for arbitration with a reinsurer in regards to the reinsurance recoverable resulting from the 2015 winter storm losses that are admissible under our contract.  The total amount of recoverable in dispute, which is based on our total incurred loss, was $20,918 and $22,838 as of December 31, 2017 and 2016, respectively.  The change in the recovery is attributable to changes in the total incurred loss for reserve development. On January 8, 2018 the Company received a final order from the panel of arbitrators in which the reinsurer would pay the Company $9,200 for settlement of all paid and outstanding losses. The remaining unrecovered amount of $11,718 was expensed in 2017.

At December 31, 2017 and December 31, 2016, the reinsurance recoverable on paid and unpaid loss and loss adjustment expenses related to the 2015 snow event from all reinsurers was $675 and $31,701, respectively.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2017 and 2016. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
Massachusetts Private Passenger Automobile	July 15, 2017	3.6%
Massachusetts Commercial Automobile	April 1, 2017	3.8%
New Hampshire Commercial Automobile	March 1, 2017	6.1%
New Hampshire Homeowner	December 1, 2016	4.4%
New Hampshire Private Passenger Automobile	December 1, 2016	4.1%
Massachusetts Homeowner	November 1, 2016	3.6%
Massachusetts Private Passenger Automobile	July 15, 2016	5.8%
Massachusetts Commercial Automobile	March 15, 2016	5.5%

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

Our GAAP insurance ratios are presented in the following table for the periods indicated.

	Years Ended December 31,
	2017	2016	2015
GAAP ratios:
Loss ratio	65.1%	65.3%	83.0%
Expense ratio	32.1	30.8	29.0
Combined ratio	97.2%	96.1%	112.0%

Share-Based Compensation

On June 25, 2002, the Board of Directors of the Company (the "Board") adopted the 2002 Management Omnibus Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for a variety of awards, including nonqualified stock options ("NQSOs"), stock appreciation rights and restricted stock ("RS") awards.

On March 10, 2006, the Board approved amendments to the Incentive Plan, subject to shareholder approval, to (i) increase the number of shares of common stock available for issuance by 1,250,000 shares, (ii) remove obsolete provisions, and (iii) make other non-material changes. A total of 1,250,000 shares of common stock had previously been authorized for issuance under the Incentive Plan. The Incentive Plan, as amended, was approved by the shareholders at the 2006 Annual Meeting of Shareholders which was held on May 19, 2006. Under the Incentive Plan, as amended, the maximum number of shares of common stock with respect to which awards may be granted is 2,500,000. As of December 31, 2017, there were 209,087 shares available for future grant. The Board and the Compensation Committee intend to issue more awards under the Incentive Plan in the future. Grants outstanding under the Incentive Plan as of December 31, 2017, were comprised of 198,746 restricted shares.

Grants made under the Incentive Plan during the years 2013 through 2017 were as follows.

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

On December 15, 2015, the Company filed for arbitration with a reinsurer in regards to the reinsurance recoverable resulting from the 2015 winter storm losses that are admissible under our contract.  The total amount of recoverable in dispute, which is based on our total incurred loss, was $20,918 and $22,838 as of December 31, 2017 and 2016, respectively.  The change in the recovery is attributable to changes in the total incurred loss for reserve development.  On January 8, 2018 the Company received a final order from the panel of arbitrators in which the reinsurer would pay the Company $9,200 for settlement of all paid and outstanding losses. The remaining unrecovered amount of $11,718 was expensed in 2017.

At December 31, 2017 and December 31, 2016, the reinsurance recoverable on paid and unpaid loss and loss adjustment expenses related to the 2015 snow event from all reinsuers was $675 and $31,701, respectively.

We also had $104,992 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

Effects of Inflation

 We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Results of Operations

The following table shows certain of our selected financial results.

	Years Ended December 31,
	2017	2016	2015
Direct written premiums	$827,316	$811,559	$785,730
Net written premiums	$781,054	$766,470	$746,180
Net earned premiums	$774,420	$755,760	$738,164
Net investment income	38,758	38,413	40,534
Earnings from partnership investments	2,082	3,185	2,387
Net realized gains (losses) on investments	6,036	5,559	(469)
Net impairment losses on investments	(256)	(798)	(796)
Finance and other service income	18,073	17,703	18,133
Total revenue	839,113	819,822	797,953
Loss and loss adjustment expenses	503,887	493,433	612,569
Underwriting, operating and related expenses	248,436	233,017	213,939
Interest expense	90	90	90
Total expenses	752,413	726,540	826,598
Income (loss) before income taxes	86,700	93,282	(28,645)
Income tax expense (credit)	24,313	28,697	(14,792)
Net income (loss)	$62,387	$64,585	$(13,853)
Earnings (loss) per weighted average common share:
Basic	$4.13	$4.29	$(0.93)
Diluted	$4.10	$4.27	$(0.93)
Cash dividends paid per common share	$3.00	$2.80	$2.80

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED 2016

Direct Written Premiums.  Direct written premiums for the year ended December 31, 2017 increased by $15,757, or 1.9%, to $827,316 from $811,559 for the comparable 2016 period. The 2017 increase occurred in our private passenger, commercial automobile and homeowners business lines which experienced increases of 3.3%, 2.3% and 4.0% respectively, in average written premium per exposure. Written exposures increased by 5.0% in our commercial automobile line and decreased by 3.0% in our private passenger automobile line and 1.0% in our homeowners line, respectively.

Net Written Premiums.  Net written premiums for the year ended December 31, 2017 increased by $14,584, or 1.9%, to $781,054 from $766,470 for the comparable 2016 period.  The 2017 increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the year ended December 31, 2017 increased by $18,660, or 2.5%, to $774,420 from $755,760 for the comparable 2016 period. The 2017 increase was primarily due to the factors that increased direct written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Years Ended December 31,
	2017	2016
Written Premiums
Direct	$827,316	$811,559
Assumed	34,214	30,424
Ceded	(80,476)	(75,513)
Net written premiums	$781,054	$766,470

Earned Premiums
Direct	$818,804	$796,366
Assumed	32,502	29,544
Ceded	(76,886)	(70,150)
Net earned premiums	$774,420	$755,760

Net Investment Income.  Net investment income for the year ended December 31, 2017 increased by $345, or 0.9%, to $38,758 from $38,413 for the comparable 2016 period. Net effective annual yield on the investment portfolio was 3.1% for each of the years ended December 31, 2017 and December 31, 2016. Our duration was 3.7 years at December 31, 2017, compared to 4.3 years at December 31, 2016.

Earnings from Partnership Investments.  Earnings from partnership investments were $2,082 for the year ended December 31, 2017 compared to $3,185 for the year ended December 31, 2016.

Realized Gains on Investments.  Net realized gains on investments were $6,036 for the year ended December 31, 2017 compared to $5,559 for the comparable 2016 period.

The gross unrealized gains and losses on investments in fixed maturity securities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of December 31, 2017
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,809	$—	$(18)	$—	$1,791
Obligations of states and political subdivisions	391,806	12,244	(966)	—	403,084
Residential mortgage-backed securities (1)	223,257	2,352	(2,843)	—	222,766
Commercial mortgage-backed securities	39,268	415	(314)	—	39,369
Other asset-backed securities	72,665	173	(225)	—	72,613
Corporate and other securities	427,892	6,962	(2,451)	—	432,403
Subtotal, fixed maturity securities	1,156,697	22,146	(6,817)	—	1,172,026
Equity securities (2)	90,481	21,995	(609)	—	111,867
Other invested assets (5)	23,162	—	—	—	23,162
Totals	$1,270,340	$44,141	$(7,426)	$—	$1,307,055

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

(3)  Our investment portfolio included 367 securities in an unrealized loss position at December 31, 2017.

(4)  Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.

(5)  Other invested assets are accounted for under the equity method which approximates fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of December 31, 2017
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$222,766	19.0%
Aaa/Aa	411,794	35.1
A	239,015	20.4
Baa	142,176	12.1
Ba	51,205	4.4
B	75,673	6.5
Caa/Ca	7,087	0.6
D	248	-
Not rated	22,062	1.9
Total	$1,172,026	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of December 31, 2017, our portfolio of fixed maturity investments was principally comprised of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of December 31, 2017.

	As of December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,791	$18	$—	$—	$1,791	$18
Obligations of states and political subdivisions	19,603	152	30,018	814	49,621	966
Residential mortgage-backed securities	126,713	1,724	39,638	1,119	166,351	2,843
Commercial mortgage-backed securities	5,457	30	8,027	284	13,484	314
Other asset-backed securities	25,769	167	18,270	58	44,039	225
Corporate and other securities	94,863	1,189	36,440	1,262	131,303	2,451
Subtotal, fixed maturity securities	274,196	3,280	132,393	3,537	406,589	6,817
Equity securities	4,730	361	2,420	248	7,150	609
Total temporarily impaired securities	$278,926	$3,641	$134,813	$3,785	$413,739	$7,426

 We reviewed the unrealized losses in our fixed income and equity portfolio as of December 31, 2017 for potential other-than-temporary asset impairments.  The Company held two debt securities at December 31, 2017 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment charge.  As a result of our analysis, the Company recognized OTTI of $256 for the year ended December 31, 2017, which consisted entirely of credit losses related to fixed maturity securities.

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

Of the $7,426 gross unrealized losses as of December 31, 2017, $984 relates to obligations of U.S. Treasuries, states and political subdivisions. The remaining $6,442 of gross unrealized losses relates primarily to holdings of investment grade asset-backed, corporate, other fixed maturity and equity securities.

The majority of unrealized losses recorded on the investment portfolio at December 31, 2017 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For information regarding fair value measurements of our investment portfolio, refer to Item 8—Financial Statements and Supplementary Data, Note 14, Fair Value of Financial Instruments, of this Form 10-K.

Net Impairment Losses on Investments. Net impairment losses on investments were $256 and $798 for the year ended December 31, 2017 and December 31, 2016

Finance and Other Service Income.  Finance and other service income include revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income increased by $370, or 2.1%, to $18,073 for the year ended December 31, 2017 from $17,703 for the comparable 2016 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the year ended December 31, 2017 increased by $10,454, or 2.1%, to $503,887 from $493,433 for the comparable 2016 period.

Our GAAP loss ratio for the year ended December 31, 2017 and 2016 was 65.1% and 65.3%, respectively. Our GAAP loss ratio excluding loss adjustment expenses was 57.5% and 56.8% for the year ended December 31, 2017 and 2016, respectively. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2017 was $41,784, compared to $45,448, for the comparable 2016 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the year ended December 31, 2017 increased by $15,419, or 6.6%, to $248,436 from $233,017 for the comparable 2016 period. Our GAAP expense ratio for the year ended December 31, 2017 increased to 32.1% from 30.8% for the comparable 2016 period.  The increase in underwriting, operating and related expenses and the expense ratio is attributable to increases in contingent commissions and nonrecurring legal fees related to reinsurance arbitration.

Interest Expenses.  Interest expense was $90 for each of the years ended December 31, 2017 and 2016. The credit facility commitment fee included in interest expense was $75 for each of the years ended December 31, 2017 and 2016.

Income Tax Expense (Credit).  Our effective tax rates were 28.0% and 30.8% for the years ended December 31, 2017 and 2016, respectively. The effective rate in 2017 was lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income and the impact of the re-measurement of the net deferred tax liability as a result of the enactment of the TCJA.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “TCJA”) was enacted, which significantly amends the Internal Revenue Code of 1986. The TCJA, among other things, reduces the corporate tax rate from a statutory rate of 35% to 21%, imposes additional limitations on net operating losses and executive compensation, allows for the full expensing of certain capital expenditures, and enacts other changes impacting the insurance industry.    The impact of the tax rate change has been recorded through the Statement of Operations for the year ended December 31, 2017.

SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (which we refer to as SAB 118) describes three scenarios associated with a company’s status of accounting for income tax reform. Under the SAB 118 guidance, we have determined that while our accounting for the following elements are incomplete, we are able to make reasonable estimates for certain effects of tax reform.  As of the date of this Annual Report on Form 10-K, we are continuing to evaluate the accounting impactions of the TCJA as we continue to assemble and analyze all the information required to prepare and analyze these effects and await additional guidance from the U.S. Treasury Department, Internal Revenue Service or other standard-setting bodies.  Additionally, we continue to analyze other information and regulatory guidance and accordingly we may record additional provisional amounts or adjustments to provisional amounts in future periods.

Net Income. Net income for the year ended December 31, 2017 was $62,387 compared to a net income of $64,585 for the comparable 2016 period.

The TCJA modified the provisions applicable to the determination of the tax basis of unpaid loss reserves.  These modifications impact the payment pattern and applicable interest rate.  The TCJA instructed the Treasury to provide discount factors and other guidance necessary to determine the necessary transition adjustment.  This information has not been released; accordingly, we have applied the law existing prior to the enactment of the TCJA.  These provisions would have no effect on the net deferred tax liability as of December 31, 2017 or the total tax expense for the year ended December 31, 2017.  We estimate that the loss reserve change will have no impact on our results of operation.

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED 2015

Direct Written Premiums.  Direct written premiums for the year ended December 31, 2016 increased by $25,829, or 3.3%, to $811,559 from $785,730 for the comparable 2015 period.  The 2016 increases occurred primarily in our commercial automobile and homeowners business lines which experienced increases of 7.5% and 7.4%, respectively, in average written premium per exposure.  Written exposures increased by 3.8% and decreased by 0.5% in our commercial automobile and homeowners lines, respectively.  Our private passenger line also experienced an increase of 3.1% in average written premium per exposure.

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

Net Investment Income.  Net investment income for the year ended December 31, 2016 decreased by $2,121, or 5.2%, to $38,413 from $40,534 for the comparable 2015 period. The decrease is a result of changes in the average invested asset balance as a result of investment proceeds used in the payment of claims resulting from the 2015 winter events and increases in fixed maturity amortization. Net effective annual yield on the investment portfolio was 3.1% for the year ended December 31, 2016 compared to 3.3% for the year ended December 31, 2015. Our duration was 4.3 years at December 31, 2016 up from 4.1 years at December 31, 2015.

Earnings from Partnership Investments. Earnings from partnership investments were $3,185 for the year ended December 31, 2016 compared to $2,387 for the year ended December 31, 2015.

Net Realized Gains (Losses) on Investments.  Net realized gains on investments were $5,559 for the year ended December 31, 2016 compared to net realized losses on investments of $469 for the comparable 2015 period.  The increase is a result of sales of equity securities during 2016.

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

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of December 31, 2016
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$252,989	22.0%
Aaa/Aa	390,432	33.8
A	237,787	20.6
Baa	124,340	10.8
Ba	40,667	3.5
B	68,449	5.9
Caa	11,072	1.0
C	416	-
D	355	-
Not rated	27,762	2.4
Total	$1,154,269	100.0%

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

The Moody's ratings of our insured investments held at December 31, 2016 are essentially the same with or without the investment guarantees.

We reviewed the unrealized losses in our fixed income and equity portfolio as of December 31, 2016 for potential other-than-temporary asset impairments. The Company held five debt securities at December 31, 2016 with a material (20.0% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment charge. As a result of our analysis, the Company recognized OTTI of $798 for the year ended December 31, 2016, which consisted entirely of credit losses related to fixed maturity securities.

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

The majority of the unrealized losses recorded on the investment portfolio at December 31, 2016 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

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

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the year ended December 31, 2016 decreased by $119,136, or 19.4%, to $493,433 from $612,569 for the comparable 2015 period due to the winter snowfall catastrophe in 2015.

Our GAAP loss ratio for the years ended December 31, 2016 and 2015 was 65.3% and 83.0%, respectively.  Our GAAP loss ratio excluding loss adjustment expenses was 56.8% and 72.9% for the years ended December 31, 2016 and 2015, respectively.  Total prior year favorable development included in the pre-tax results for the year ended December 31, 2016 was $45,448, compared to $30,313, for the comparable 2015 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the year ended December 31, 2016 increased by $19,078, or 8.9%, to $233,017 from $213,939 for the comparable 2015 period. Our GAAP expense ratios for the year ended December 31, 2016 increased to 30.8% from 29.0% for the comparable 2015 period. The increase in underwriting, operating and related expense and the expense ratio is attributable to increases in contingent commissions and bonus compensation.

Interest Expenses.  Interest expense was $90 for each of the years ended December 31, 2016 and 2015. The credit facility commitment fee included in interest expense was $75 for each of the years ended December 31, 2016 and 2015.

Income Tax Expense (Credit).  Our effective tax rates were 30.8% and 51.6% for the years ended December 31, 2016 and 2015, respectively.  The effective rate in 2016 was lower than the statutory rate of 35.0% primarily due to adjustments for tax-exempt investment income. The effective rate for 2015 is the result of the net loss of the Company, which is increased by the adjustments for tax-exempt interest income.

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

Net cash provided by operating activities was $82,040, $98,824, and $22,891 during the years ended December 31, 2017, 2016, and 2015, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  Cash flows from operations in the year ended 2015 were lower than the years ended 2017 and 2016  due to the increased claims activity resulting from the 2015 winter events.  These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $14,924 and $84,252 for the years ended December 31, 2017 and December 31, 2016, respectively, as purchases of fixed maturity and equity securities exceeded sales, paydowns, calls and maturities of fixed maturity and equity securities. Net cash provided by investing activities was $23,845 during the year ended December 31, 2015, as sales, paydowns, calls and maturities of fixed maturities and equity securities exceeded purchases of fixed maturity and equity securities due to the payment of claims resulting from the 2015 winter events.

Net cash used for financing activities was $45,460, $42,014, and $41,697 during the years ended December 31, 2017, 2016 and 2015, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders and the acquisition of treasury stock.

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

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our Insurance Subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end 2017, the statutory surplus of Safety Insurance was $617,577, and its net income for 2017 was $57,982.  As a result, a maximum of $61,758 is available in 2018 for such dividends without prior approval of the Commissioner. Under this Massachusetts statute, the Insurance Subsidiaries has restricted net assets in the amount of $555,819 at December 31, 2017. During the twelve months ended December 31, 2017, Safety Insurance recorded dividends to Safety of $41,826.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2017 and 2016 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 16, 2016	March 1, 2016	March 15, 2016	$0.70	$10,554
May 3, 2016	June 1, 2016	June 15, 2016	$0.70	$10,610
August 3, 2016	September 1, 2016	September 15, 2016	$0.70	$10,611
November 1, 2016	December 1, 2016	December 15, 2016	$0.70	$10,615
February 15, 2017	March 1, 2017	March 15, 2017	$0.70	$10,674
May 3, 2017	June 1, 2017	June 15, 2017	$0.70	$10,665
August 2, 2017	September 1, 2017	September 15, 2017	$0.80	$12,183
November 1, 2017	December 1, 2017	December 15, 2017	$0.80	$12,167

On February 15, 2018, our Board approved and declared a quarterly cash dividend on our common stock of $0.80 per share to be paid on March 15, 2018 to shareholders of record on March 1, 2018.  We plan to continue to declare and pay quarterly cash dividends in 2018, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of December 31, 2017, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  At December 31, 2017 and December 31, 2016, the Company had purchased 2,279,570 shares at a cost of $83,835.

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

Contractual Obligations

We have obligations to make future payments under contracts and credit-related financial instruments and commitments.  At December 31, 2017, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
	Within	Two to Three	Four to Five	After
	One Year	Years	Years	Five Years	Total
Loss and LAE reserves	$281,286	$252,584	$34,443	$5,741	$574,054
Operating leases	3,633	7,011	6,861	19,977	37,482
Total contractual obligations	$284,919	$259,595	$41,304	$25,718	$611,536

As of December 31, 2017, the Company had loss and LAE reserves of $574,054, unpaid reinsurance recoverables of $83,085 and net loss and LAE reserves of $490,969.  Our loss and LAE reserves are estimates as described in more detail under Critical Accounting Policies and Estimates.  The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown.  Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above.  While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

 As part of the Company’s investment activity, we have committed $60,000 to investments in limited partnerships and in a real estate investment trust.  The Company has contributed $30,240 to these commitments as of December 31, 2017.  As of December 31, 2017, the remaining committed capital due to be called is $29,760.

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

 Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $440,918 to $510,166 as of December 31, 2017 compared to a range of $436,208 to $493,754 as of December 31, 2016.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $490,969 as of December 31, 2017 compared to $476,597 as of December 31, 2016.

 The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2017 and December 31, 2016.

	As of December 31, 2017
Line of Business	Low	Recorded	High
Private passenger automobile	$215,048	$244,057	$246,950
Commercial automobile	82,929	90,083	93,377
Homeowners	81,395	88,954	92,894
All other	61,546	67,875	76,945
Total	$440,918	$490,969	$510,166

	As of December 31, 2016
Line of Business	Low	Recorded	High
Private passenger automobile	$227,646	$246,918	$247,782
Commercial automobile	72,785	79,115	81,562
Homeowners	72,939	80,594	87,105
All other	62,838	69,970	77,305
Total	$436,208	$476,597	$493,754

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31, 2017 and December 31, 2016.

	As of December 31, 2017
Line of Business	Case	IBNR	Total
Private passenger automobile	$254,804	$(11,084)	$243,720
CAR assumed private passenger auto	22	315	337
Commercial automobile	53,570	8,603	62,173
CAR assumed commercial automobile	14,307	13,603	27,910
Homeowners	77,834	782	78,616
FAIR Plan assumed homeowners	3,174	7,164	10,338
All other	40,604	27,271	67,875
Total net reserves for losses and LAE	$444,315	$46,654	$490,969

	As of December 31, 2016
Line of Business	Case	IBNR	Total
Private passenger automobile	$261,387	$(14,827)	$246,560
CAR assumed private passenger auto	65	293	358
Commercial automobile	50,155	7,863	58,018
CAR assumed commercial automobile	11,133	9,964	21,097
Homeowners	68,781	2,138	70,919
FAIR Plan assumed homeowners	3,654	6,021	9,675
All other	38,562	31,408	69,970
Total net reserves for losses and LAE	$433,737	$42,860	$476,597

At December 31, 2017 and 2016, our total IBNR reserves for our private passenger automobile line of business were comprised of $(31,856) and $(36,629) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $20,772 and $21,802 related to our estimation for not yet reported losses, respectively.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 48.7% of our total reserves for CAR assumed commercial automobile business as of December 31, 2017 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 69.3% of our total reserves for FAIR Plan assumed homeowners at December 31, 2017 due to similar reporting delays in the information we receive from FAIR Plan.

The following tables present information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of December 31, 2017 and 2016.

	As of December 31, 2017
Line of Business	Retained	Assumed	Net
Private passenger automobile	$243,720
CAR assumed private passenger automobile		$337
Net private passenger automobile			$244,057
Commercial automobile	62,173
CAR assumed commercial automobile		27,910
Net commercial automobile			90,083
Homeowners	78,616
FAIR Plan assumed homeowners		10,338
Net homeowners			88,954
All other	67,875	—	67,875
Total net reserves for losses and LAE	$452,384	$38,585	$490,969

	As of December 31, 2016
Line of Business	Retained	Assumed	Net
Private passenger automobile	$246,560
CAR assumed private passenger automobile		$358
Net private passenger automobile			$246,918
Commercial automobile	58,018
CAR assumed commercial automobile		21,097
Net commercial automobile			79,115
Homeowners	70,919
FAIR Plan assumed homeowners		9,675
Net homeowners			80,594
All other	69,970	-	69,970
Total net reserves for losses and LAE	$445,467	$31,130	$476,597

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the twelve months ended December 31, 2017, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $7,741.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $5,032 effect on net income, or $0.33 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the twelve months ended December 31, 2017.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,874)	$(2,437)	$—
Estimated increase in net income	3,168	1,584	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,437)	—	2,437
Estimated increase (decrease) in net income	1,584	—	(1,584)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,437	4,874
Estimated decrease in net income	—	(1,584)	(3,168)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,243)	(622)	—
Estimated increase in net income	808	404	—
No Change in Severity
Estimated (decrease) increase in reserves	(622)	—	622
Estimated increase (decrease) in net income	404	—	(404)
+1 Percent Change in Severity
Estimated increase in reserves	—	622	1,243
Estimated decrease in net income	—	(404)	(808)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,572)	(786)	—
Estimated increase in net income	1,022	511	—
No Change in Severity
Estimated (decrease) increase in reserves	(786)	—	786
Estimated increase (decrease) in net income	511	—	(511)
+1 Percent Change in Severity
Estimated increase in reserves	—	786	1,572
Estimated decrease in net income	—	(511)	(1,022)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,358)	(679)	—
Estimated increase in net income	882	441	—
No Change in Severity
Estimated (decrease) increase in reserves	(679)	—	679
Estimated increase (decrease) in net income	441	—	(441)
+1 Percent Change in Severity
Estimated increase in reserves	—	679	1,358
Estimated decrease in net income	—	(441)	(882)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2017.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(3)	$3
Estimated increase (decrease) in net income	2	(2)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(279)	279
Estimated increase (decrease) in net income	181	(181)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(103)	103
Estimated increase (decrease) in net income	67	(67)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $41,784, $45,448 and $30,313 for the years ended December 31, 2017, 2016, and 2015, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2017, 2016 and 2015, respectively. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Years Ended December 31,
Accident Year	2017	2016	2015
2007 & prior	$(950)	$(1,834)	$(2,476)
2008	(7)	(1,880)	(1,071)
2009	(698)	(1,080)	(1,678)
2010	(1,583)	(2,670)	(3,559)
2011	(4,439)	(5,370)	(4,898)
2012	(6,152)	(6,970)	(10,754)
2013	(7,748)	(12,589)	(4,683)
2014	(13,989)	(9,398)	(1,194)
2015	1,548	(3,657)	—
2016	(7,766)	—	—
All prior years	$(41,784)	$(45,448)	$(30,313)

At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $41,784, $45,448, and $30,313 for the years ended 2017, 2016, and 2015, respectively. The decreases in prior year reserves in 2017 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $29,855 in our retained automobile reserves and $10,201 in our retained other than auto and homeowner’s reserves, inclusive of the reinsurance recoverable loss.  The decreases in prior year reserves in 2016 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $25,019 in our retained automobile reserves and $11,648 in our retained homeowner reserves. The decrease in prior year reserves during 2015 is primarily composed of reductions of $18,644 in our retained automobile reserves and $7,964 in our retained homeowners reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2017.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2007 & prior	$(526)	$(267)	$—	$(157)	$(950)
2008	(7)	(1)	1	—	(7)
2009	(580)	(119)	—	1	(698)
2010	(532)	(538)	(123)	(390)	(1,583)
2011	(1,127)	(313)	(1,062)	(1,937)	(4,439)
2012	(1,872)	(812)	(1,689)	(1,779)	(6,152)
2013	(2,472)	(630)	(3,089)	(1,557)	(7,748)
2014	(4,717)	(1,107)	(4,815)	(3,350)	(13,989)
2015	(4,710)	(83)	8,215	(1,874)	1,548
2016	(7,921)	(145)	(542)	842	(7,766)
All prior years	$(24,464)	$(4,015)	$(3,104)	$(10,201)	$(41,784)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the year ended December 31, 2017 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2007 & prior	$(519)	$(183)	$—	$(157)	$(859)
2008	(7)	(1)	1	—	(7)
2009	(580)	(110)	—	1	(689)
2010	(532)	(515)	(123)	(390)	(1,560)
2011	(1,127)	(284)	(1,056)	(1,937)	(4,404)
2012	(1,872)	(783)	(1,574)	(1,779)	(6,008)
2013	(2,472)	(907)	(2,938)	(1,557)	(7,874)
2014	(4,717)	(1,540)	(4,723)	(3,350)	(14,330)
2015	(4,710)	(511)	8,534	(1,874)	1,439
2016	(7,922)	(563)	67	842	(7,576)
All prior years	$(24,458)	$(5,397)	$(1,812)	$(10,201)	$(41,868)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the year ended December 31, 2017.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2007 & prior	$(7)	$(84)	$—	$(91)
2008	—	—	—	—
2009	—	(9)	—	(9)
2010	—	(23)	—	(23)
2011	—	(29)	(6)	(35)
2012	—	(29)	(115)	(144)
2013	—	277	(151)	126
2014	—	433	(92)	341
2015	—	428	(319)	109
2016	1	418	(609)	(190)
All prior years	$(6)	$1,382	$(1,292)	$84

Our private passenger automobile line of business prior year reserves decreased by $24,464 for the year ended December 31, 2017.  The decrease was primarily due to improved retained private passenger results of $19,820 for the accident years 2013 through 2016.

The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our retained commercial automobile line of business prior year reserves decreased by $5,397 for the year ended December 31, 2017 due primarily to fewer IBNR claims than previously estimated.

Our retained homeowners line of business prior year reserves decreased by $1,812 for the year ended December 31, 2017 due primarily to re-estimation of catastrophe losses for 2013 through 2015. The unfavorable development in accident year 2015 is attributable to the reinsurance arbitration in regards to the reinsurance recoverable resulting from the 2015 winter storm losses that are admissible under our contract.  The total amount of recoverable in dispute, which is based on our total incurred loss, was $20,918. On January 8, 2018 the Company received a final order from the panel of arbitrators in which the reinsurer would pay the Company $9,200 for settlement of all paid and outstanding losses. The remaining unrecovered amount of $11,718 was expensed in 2017.

Our retained other than auto and homeowners line of business reserves decreased by $10,201 for the year ended December 31, 2017 due primarily to fewer IBNR claims than previously estimated.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of December 31, 2017
Estimated fair value	$1,212,745	$1,172,026	$1,129,098
Estimated increase (decrease) in fair value	$40,719	$—	$(42,928)

As of December 31, 2016
Estimated fair value	$1,197,319	$1,154,269	$1,107,500
Estimated increase (decrease) in fair value	$43,050	$—	$(46,769)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At December 31, 2017, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2017, assuming that all of such debt is outstanding for the entire year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SAFETY INSURANCE GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety Insurance Group, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Safety Insurance Group, Inc. as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).    We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2018

We have served as the Company’s auditor since 1983.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,	December 31,
	2017	2016

Assets
Investments:
Securities available for sale:
Fixed maturities, at fair value (amortized cost: $1,156,697 and $1,142,663)	$1,172,026	$1,154,269
Equity securities, at fair value (cost: $90,481 and $92,326)	111,867	105,095
Other invested assets	23,162	21,142
Total investments	1,307,055	1,280,506
Cash and cash equivalents	41,708	20,052
Accounts receivable, net of allowance for doubtful accounts	190,649	187,696
Receivable for securities sold	1,380	7,098
Accrued investment income	8,876	8,858
Taxes recoverable	908	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	24,776	29,504
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	83,085	83,724
Ceded unearned premiums	32,175	28,585
Deferred policy acquisition costs	72,202	70,996
Deferred income taxes	—	3,083
Equity and deposits in pools	28,246	24,675
Other assets	16,219	13,469
Total assets	$1,807,279	$1,758,246

Liabilities
Loss and loss adjustment expense reserves	$574,054	$560,321
Unearned premium reserves	428,257	418,033
Accounts payable and accrued liabilities	60,701	66,805
Payable for securities purchased	4,188	5,564
Payable to reinsurers	13,801	13,502
Deferred income taxes	2,917	—
Taxes payable	—	1,110
Other liabilities	22,345	22,185
Total liabilities	1,106,263	1,087,520

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,499,544 and 17,430,189 shares issued	175	174
Additional paid-in capital	189,714	184,549
Accumulated other comprehensive income, net of taxes	24,269	15,843
Retained earnings	570,693	553,995
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	701,016	670,726
Total liabilities and shareholders’ equity	$1,807,279	$1,758,246

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015

Net earned premiums	$774,420	$755,760	$738,164
Net investment income	38,758	38,413	40,534
Earnings from partnership investments	2,082	3,185	2,387
Net realized gains (losses) on investments	6,036	5,559	(469)
Net impairment losses on investments (a)	(256)	(798)	(796)
Finance and other service income	18,073	17,703	18,133
Total revenue	839,113	819,822	797,953

Losses and loss adjustment expenses	503,887	493,433	612,569
Underwriting, operating and related expenses	248,436	233,017	213,939
Interest expense	90	90	90
Total expenses	752,413	726,540	826,598

Income (loss) before income taxes	86,700	93,282	(28,645)
Income tax expense (credit)	24,313	28,697	(14,792)
Net income (loss)	$62,387	$64,585	$(13,853)

Earnings (loss) per weighted average common share:
Basic	$4.13	$4.29	$(0.93)
Diluted	$4.10	$4.27	$(0.93)

Cash dividends paid per common share	$3.00	$2.80	$2.80

Number of shares used in computing earnings (loss) per share:
Basic	15,010,751	14,946,453	14,866,607
Diluted	15,135,348	15,032,263	14,866,607

(a)	No portion of the other-than-temporary impairments recognized in the period indicated were included in comprehensive income.

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$62,387	$64,585	$(13,853)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period, net of income tax expense (benefit) of $6,027 , $1,611 , and ($6,761).	12,349	2,992	(12,556)
Reclassification adjustment for (gains) losses included in net income, net of income tax (expense) benefit of ($2,112), ($1,945), and $164 .	(3,923)	(3,613)	305
Unrealized gains (losses) on securities available for sale	8,426	(621)	(12,251)

Comprehensive income (loss)	$70,813	$63,964	$(26,104)

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2014	$173	175,583	28,715	587,647	(83,835)	$708,283
Net loss				(13,853)		(13,853)
Unrealized losses on securities available for sale, net of deferred federal income taxes			(12,251)			(12,251)
Restricted share awards issued	1	246				247
Recognition of employee share-based compensation, net of deferred federal income taxes		3,787				3,787
Exercise of options, net of federal income taxes		280				280
Dividends paid and accrued				(41,994)		(41,994)
Acquisition of treasury stock					-	-
Balance at December 31, 2015	174	179,896	16,464	531,800	(83,835)	644,499
Net income				64,585		64,585
Unrealized losses on securities available for sale, net of deferred federal income taxes			(621)			(621)
Restricted share awards issued		280				280
Recognition of employee share-based compensation, net of deferred federal income taxes		4,122				4,122
Exercise of options, net of federal income taxes		251				251
Dividends paid and accrued				(42,390)		(42,390)
Acquisition of treasury stock					-	-
Balance at December 31, 2016	174	184,549	15,843	553,995	(83,835)	670,726
Net income				62,387		62,387
Unrealized gains on securities available for sale, net of deferred federal income taxes			8,426			8,426
Restricted share awards issued	1	362				363
Recognition of employee share-based compensation, net of deferred federal income taxes		4,803				4,803
Exercise of options, net of federal income taxes		-				-
Dividends paid and accrued				(45,689)		(45,689)
Acquisition of treasury stock					-	-
Balance at December 31, 2017	$175	$189,714	$24,269	$570,693	$(83,835)	$701,016

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$62,387	$64,585	$(13,853)
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	6,962	5,388	4,962
Fixed Asset depreciation, net	5,037	4,382	3,908
Stock based compensation	5,166	4,303	3,727
Provision for deferred income taxes	2,085	1,681	552
Net realized (gains) losses on investments	(6,036)	(5,559)	469
Net impairment losses on investments	256	798	796
Earnings from partnership investments	(2,082)	(3,185)	(2,387)
Changes in assets and liabilities:
Accounts receivable	(2,953)	(9,129)	(3,035)
Accrued investment income	(18)	64	1,373
Receivable from reinsurers	5,367	(3,995)	(41,721)
Ceded unearned premiums	(3,590)	(5,363)	(3,584)
Deferred policy acquisition costs	(1,206)	(2,059)	(1,608)
Taxes recoverable	(908)	15,497	(15,497)
Other assets	(5,400)	348	(726)
Loss and loss adjustment expense reserves	13,733	6,344	71,965
Unearned premium reserves	10,224	16,072	11,600
Taxes payable	(1,110)	—	—
Accounts payable and accrued liabilities	(6,333)	14,068	(12,423)
Payable to reinsurers	299	1,955	3,894
Other liabilities	160	(7,371)	14,479
Net cash provided by operating activities	82,040	98,824	22,891

Cash flows from investing activities:
Fixed maturities purchased	(205,226)	(295,211)	(227,328)
Equity securities purchased	(27,440)	(30,060)	(26,658)
Other invested assets purchased	(7,492)	(5,248)	(4,824)
Proceeds from sales and paydowns of fixed maturities	151,071	99,682	150,932
Proceeds from maturities, redemptions, and calls of fixed maturities	37,868	99,883	110,189
Proceed from sales of equity securities	34,664	46,620	24,380
Proceeds from other invested assets redeemed	7,589	4,992	1,195
Fixed assets purchased	(5,958)	(4,910)	(4,041)
Net cash (used for) provided by investing activities	(14,924)	(84,252)	23,845

Cash flows from financing activities:
Proceeds from stock options exercised	—	257	278
Excess tax expense from stock options exercised	—	(6)	1
Dividends paid to shareholders	(45,460)	(42,265)	(41,976)
Net cash used for financing activities	(45,460)	(42,014)	(41,697)

Net increase (decrease) in cash and cash equivalents	21,656	(27,442)	5,039
Cash and cash equivalents at beginning of year	20,052	47,494	42,455
Cash and cash equivalents at end of period	$41,708	$20,052	$47,494

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$23,721	$9,826	$89
Interest	$75	$75	$75

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

The Company is a leading provider of property and casualty insurance focused primarily on the Massachusetts market. The Company’s principal product line is private passenger automobile insurance, which accounted for 56.7% of its direct written premiums in 2017. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company (together referred to as the “Insurance Subsidiaries”).

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

Accounts Receivable

Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are both billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2017 and 2016, these allowances were $414 and $435, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

Amounts that vary with and are primarily related to the successful acquisition of a new or renewal insurance contract, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policies. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is not taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $144,703,  $141,540, and $138,239  was charged to underwriting, operating and other expenses for the years ended 2017, 2016 and 2015, respectively.

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

Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $14,371 and $14,643 at December 31, 2017 and 2016, respectively.

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

Advertising Costs

Advertising costs are charged to expense when they are incurred. Total advertising costs were $2,216,  $2,063 and $1,906 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

On December 22, 2017, the TCJA was enacted, which significantly amends the Internal Revenue Code of 1986. The TCJA, among other things, reduces the corporate tax rate from a statutory rate of 35% to 21%, imposes additional limitations on net operating losses and executive compensation, allows for the full expensing of certain capital expenditures, and enacts other changes impacting the insurance industry.  The impact of the tax rate change has been recorded through the Statement of Operations for the year ended December 31, 2017.

The TCJA modified the provisions applicable to the determination of the tax basis of unpaid loss reserves.  These modifications impact the payment pattern and applicable interest rate.  The TCJA instructed the Treasury to provide discount factors and other guidance necessary to determine the necessary transition adjustment.  This information has not been released; accordingly, we have applied the law existing prior to the enactment of the TCJA.  These provisions would have no effect on the net deferred tax liability as of December 31, 2017 or the total tax expense for the year ended December 31, 2017.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

		Years Ended December 31,
	2017	2016	2015
Earnings attributable to common shareholders - basic and diluted):
Net income (loss) from continuing operations	$62,387	$64,585	$(13,853)
Allocation of income for participating shares	(392)	(436)	—
Net income (loss) from continuing operations attributed to common shareholders	$61,995	$64,149	$(13,853)
Earnings per share denominator - basis and diluted
Total weighted average common shares outstanding, including participating shares	15,105,558	15,048,048	14,985,475
Less: weighted average participating shares	(94,807)	(101,595)	(118,868)
Basic earnings per share denominator	15,010,751	14,946,453	14,866,607
Common equivalent shares- stock options	—	134	—	(1)
Common equivalent shares- non-vested performance stock grants	124,597	85,676	—	(2)
Diluted earnings per share denominator	15,135,348	15,032,263	14,866,607

Basic earnings (loss) per share	$4.13	$4.29	$(0.93)
Diluted earnings (loss) per share	$4.10	$4.27	$(0.93)

Undistributed (loss) earnings attributable to common shareholders - basic and diluted:
Net income (loss) from continuing operations attributable to common shareholders -Basic	$4.13	$4.29	$(0.93)
Dividends declared	(3.00)	(2.80)	(2.80)
Undistributed earnings (loss)	$1.13	$1.49	$(3.73)

Net income (loss) from continuing operations attributable to common shareholders -Diluted	$4.10	$4.27	$(0.93)
Dividends declared	(3.00)	(2.80)	(2.80)
Undistributed earnings (loss)	$1.10	$1.47	$(3.73)

(1) Excludes 1,587 of common equivalent shares related to stock options because their inclusion would be anti-dilutive due to the net loss of the Company.

(2) Excludes 46,805 of common equivalent shares related to non-vested performance shares because their inclusion would be anti-dilutive due to the net loss of the Company.

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti‑dilutive. There were no anti‑dilutive stock options or non-vested performance stock grants for the years ended December 31, 2017 and 2016.

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

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides guidance for an optional reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly-enacted federal corporate income tax rate as a result of the TCJA. The amount of the reclassification of the deferred tax in accumulated other comprehensive income is the difference between the historical corporate income tax rate and the newly enacted twenty-one percent corporate income tax rate. The new guidance will be effective for the Company’s year ending December 31, 2018. The Company is evaluating the impact of ASU 2018-02 on its financial position and did not early adopt ASU 2018-02 for the year ended December 31, 2017.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which requires certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted. For public business entities with calendar year ends, the amendments in ASU No. 2017-08 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.  The Company is evaluating the impact of ASU 2017-08 on its financial position and results of operations. The extent of the impact will depend upon the nature and characteristics of the Company’s portfolio at the adoption date.

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

In May 2014, the FASB issued as final, ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017 and allows early adoption. ASU 2014-09 allows for the use of either the retrospective or modified retrospective approach of adoption. The Company does not expect the modified retrospective adoption of ASU 2014-09 to have a material impact on its financial position, results of operations, or cash flows, or disclosures.

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

	As of December 31, 2017
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,809	$—	$(18)	$—	$1,791
Obligations of states and political subdivisions	391,806	12,244	(966)	—	403,084
Residential mortgage-backed securities (1)	223,257	2,352	(2,843)	—	222,766
Commercial mortgage-backed securities	39,268	415	(314)	—	39,369
Other asset-backed securities	72,665	173	(225)	—	72,613
Corporate and other securities	427,892	6,962	(2,451)	—	432,403
Subtotal, fixed maturity securities	1,156,697	22,146	(6,817)	—	1,172,026
Equity securities (2)	90,481	21,995	(609)	—	111,867
Other invested assets (5)	23,162	—	—	—	23,162
Totals	$1,270,340	$44,141	$(7,426)	$—	$1,307,055

	As of December 31, 2016
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$302	$—	$—	$—	$302
Obligations of states and political subdivisions	382,811	11,534	(3,912)	—	390,433
Residential mortgage-backed securities (1)	252,031	3,256	(2,656)	—	252,631
Commercial mortgage-backed securities	35,695	191	(432)	—	35,454
Other asset-backed securities	70,411	89	(90)	—	70,410
Corporate and other securities	401,413	7,070	(3,444)	—	405,039
Subtotal, fixed maturity securities	1,142,663	22,140	(10,534)	—	1,154,269
Equity securities (2)	92,326	15,504	(2,735)	—	105,095
Other invested assets (5)	21,142	—	—	—	21,142
Totals	$1,256,131	$37,644	$(13,269)	$—	$1,280,506

(1)

Residential mortgage‑backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities include interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 367 and 343 securities in an unrealized loss position at December 31, 2017 and December 31, 2016, respectively.
(4)	Amounts in this column represent other‑than‑temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximates fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2017
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$63,751	$63,886
Due after one year through five years	291,873	297,433
Due after five years through ten years	242,425	246,193
Due after ten years through twenty years	218,344	224,328
Due after twenty years	5,114	5,440
Asset-backed securities	335,190	334,746
Totals	$1,156,697	$1,172,026

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Years Ended December 31,
	2017	2016	2015
Gross realized gains
Fixed maturity securities	$1,468	$803	$496
Equity securities	5,244	6,946	2,727
Gross realized losses
Fixed maturity securities	(504)	(1,242)	(3,315)
Equity securities	(172)	(948)	(377)
Net realized gains (losses) on investments	$6,036	$5,559	$(469)

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

The following tables as of December 31, 2017 and 2016 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,791	$18	$—	$—	$1,791	$18
Obligations of states and political subdivisions	19,603	152	30,018	814	49,621	966
Residential mortgage-backed securities	126,713	1,724	39,638	1,119	166,351	2,843
Commercial mortgage-backed securities	5,457	30	8,027	284	13,484	314
Other asset-backed securities	25,769	167	18,270	58	44,039	225
Corporate and other securities	94,863	1,189	36,440	1,262	131,303	2,451
Subtotal, fixed maturity securities	274,196	3,280	132,393	3,537	406,589	6,817
Equity securities	4,730	361	2,420	248	7,150	609
Total temporarily impaired securities	$278,926	$3,641	$134,813	$3,785	$413,739	$7,426

	As of December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$301	$—	$—	$—	$301	$—
Obligations of states and political subdivisions	79,960	3,912	—	—	79,960	3,912
Residential mortgage-backed securities	182,265	2,476	4,595	180	186,860	2,656
Commercial mortgage-backed securities	15,521	432	—	—	15,521	432
Other asset-backed securities	31,869	90	—	—	31,869	90
Corporate and other securities	118,625	2,044	17,531	1,400	136,156	3,444
Subtotal, fixed maturity securities	428,541	8,954	22,126	1,580	450,667	10,534
Equity securities	6,364	315	14,841	2,420	21,205	2,735
Total temporarily impaired securities	$434,905	$9,269	$36,967	$4,000	$471,872	$13,269

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

The unrealized losses in the Company’s fixed income and equity portfolio as of December 31, 2017 were reviewed for potential other-than-temporary asset impairments.  The Company held two debt securities at December 31, 2017 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment charge.  As a result of our analysis, during the year ended December 31, 2017, the Company recognized $256 of OTTI losses which consisted entirely of credit losses related to fixed maturity securities. During the year ended December 31, 2016, the Company recognized $798 of OTTI losses which consisted entirely of credit losses related to fixed maturity securities.

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

The qualitative analysis performed by the Company concluded that outside of the securities that were recognized through OTTI, the unrealized losses recorded on the investment portfolio at December 31, 2017 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

The following table summarizes the credit loss recognized in earnings related to fixed maturity securities:

	Years Ended December 31,
	2017	2016	2015
Credit losses on fixed maturity securities, beginning of period	$1,094	$796	-
Add: credit losses on OTTI not previously recognized	256	798	796
Less: credit losses on securities sold	(458)	(500)	-
Less: credit losses on securities impaired due to intent to sell	—	—	—
Add: credit losses on previously impaired securities	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—
Credit losses on fixed maturity securities, end of period	$892	$1,094	796

At December 31, 2017 and December 31, 2016, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other‑than‑temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows for the periods indicated.

	Years Ended December 31,
	2017	2016	2015
Interest on fixed maturity securities	$37,246	$36,961	$38,794
Dividends on equity securities	3,093	3,401	3,362
Equity in earnings of other invested assets	1,016	949	918
Interest on other assets	89	64	74
Interest on cash and cash equivalents	—	43	11
Total Investment Income	41,444	41,418	43,159
Investment expenses	2,686	3,005	2,625
Net investment income	$38,758	$38,413	$40,534

4.Equipment and Leasehold Improvements

The carrying value of equipment and leasehold improvements by classification was as follows for the periods indicated.

	As of December 31,
	2017	2016
Software	$34,252	$29,167
Computer equipment	8,820	8,218
Leasehold improvements	2,524	2,524
Other equipment	2,770	2,499
Furniture and fixtures	1,338	1,338
Total cost	49,704	43,746
Less accumulated depreciation and amortization	39,837	34,800
Equipment and leasehold improvements, net	$9,867	$8,946

 Depreciation and amortization expense for the years ended December 31, 2017, 2016, and 2015 was $5,037,  $4,382, and $3,907, respectively.

5.Employee Benefit Plan

 The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the “Retirement Plan”). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan and is allowed to contribute on a pre‑tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant’s base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $3,164,  $3,018, and $3,019 for the years ended December 31, 2017, 2016, and 2015, respectively.

6.Share‑Based Compensation

Management Omnibus Incentive Plan

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove "share recycling" plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At December 31, 2017, there were 209,087 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

For the years ended December 31, 2017, 2016, and 2015, the Company recorded compensation expense related to awards under the Incentive Plan of $3,358,  $2,797, and $2,423, net of income tax benefit of $1,808,  $1,506, and $1,304, respectively.

Stock Options

The following table summarizes stock option activity under the Incentive Plan.

	Years Ended December 31,
	2017		2016		2015
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Option	Exercise Price	Option	Exercise Price	Option	Exercise Price
Outstanding at beginning of year	$—	$—	$6,200	$42.85	$12,700	$42.85
Exercised	—	—	(6,000)	42.85	(6,500)	42.85
Forfeited	—	—	(200)	42.85	—	—
Outstanding at end of period	—	—	—	—	6,200	42.85
Exercisable at end of period	$—	$—	$—	$—	$6,200	$42.85

As of December 31, 2016, all stock option awards have expired and all compensation expense related to stock option awards has been recognized. At December 31, 2015, the aggregate intrinsic value of outstanding shares under option was $84 with a weighted average remaining contractual term of 0.2 years, respectively. Aggregate intrinsic value represents the total pretax intrinsic value, which is the difference between the fair value based upon the Company’s closing year‑ end stock price at December 31, 2015 and the exercise price which would have been received by the option holders had all option holders exercised their options as of that date. The exercise price on stock options outstanding under the Incentive Plan was $42.85 at December 31, 2015. The total intrinsic value of options exercised during the years ended December 31, 2016, and 2015, $85, and $138, respectively.

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

All of the Company’s restricted stock awards are issued as incentive compensation and are equity classified.

The following table summarizes restricted stock activity under the Incentive Plan assuming a target payout for the performance-based shares.

	Years Ended December 31,
	2017		2016		2015
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	95,493	$55.86	112,024	$54.44	176,116	$46.38
Granted	40,226	73.42	46,556	56.09	46,943	61.57
Vested and unrestricted	(42,453)	56.56	(56,279)	53.43	(108,130)	44.51
Forfeited	(180)	63.87	(6,808)	50.02	(2,905)	49.94
Outstanding at end of period	93,086	$63.13	95,493	$55.86	112,024	$54.44

	Years Ended December 31,
	2017		2016		2015
	Performance-based	Weighted	Performance-based	Weighted	Performance-based	Weighted
	Shares Under	Average	Shares Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	94,610	$57.60	99,101	$55.55	64,724	$50.40
Granted	29,829	74.96	44,626	61.07	37,722	63.62
Vested and unrestricted	(18,259)	53.99	(15,289)	47.42	—	—
Forfeited	(520)	53.99	(33,828)	52.07	(3,345)	46.91
Outstanding at end of period	105,660	$62.75	94,610	$57.60	99,101	$55.55

 As of December 31, 2017, there was $6,420 of unrecognized compensation expense related to non‑vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years. The total fair value of the shares that were vested and unrestricted during the years ended December 31, 2017, 2016, and 2015 was $3,387,  $3,732 and $2,897, respectively.

7.Commitments and Contingencies

Lease Commitments

The Company has various non‑cancelable long‑term operating leases. The approximate minimum annual rental payments due under these lease agreements as of December 31, 2017 are presented in the following table.

2018	$3,633
2019	3,537
2020	3,474
2021	3,437
2022	3,424
2023 and after	19,977
Total minimum lease payments	$37,482

Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense was $4,557,  $4,242 and $4,293 for the years ended December 31, 2017, 2016, and 2015, respectively. All leases expire prior to 2029. The Company expects that in the normal course of business, leases that expire will be renewed.

A ninth amendment to a lease agreement for the lease of office space was executed on November 7, 2017. Under the provisions of this amendment, the lease term was extended an additional eleven years commencing on January 1, 2018, with an option to renew for two additional five‑year terms.

As part of the Company’s investment activity, we have committed $60,000 to investments in limited partnerships in a real estate investment trust.  The Company has contributed $30,240 to these commitments as of December 31, 2017.  As of December 31, 2017, the remaining committed capital due to be called is $29,760.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non‑insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk‑based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of December 31, 2017, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross‑default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at December 31, 2017 or 2016. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at December 31, 2017 and 2016.

The Company became a member of the Federal Home Loan Bank of Boston (“FHLB-Boston”) during the quarter ended September 30, 2014.  Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities.  At December 31, 2017, the Company has the ability to borrow approximately $264,857 using eligible invested assets that would be used as collateral. The Company has no amounts outstanding from the FHLB-Boston at December 31, 2017.

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

On December 15, 2015, the Company filed for arbitration with a reinsurer in regards to the reinsurance recoverable resulting from the 2015 winter storm losses that are admissible under our contract.  The total amount of recoverable in dispute, which is based on our total incurred loss, was $20,918 and $22,838 as of December 31, 2017 and 2016, respectively.  The change in the recovery is attributable to changes in the total incurred loss for reserve development.

On January 8, 2018 the Company received a final order from the panel of arbitrators in which the reinsurer would pay the Company $9,200 for settlement of all paid and outstanding losses. The remaining unrecovered amount of $11,718 was expensed in 2017.

The current reinsurance recoverable related to the 2015 snow event from all reinsurers is $675.

The Company is subject to concentration of credit risk with respect to reinsurance ceded. At December 31, 2017, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $86,291 and ceded unearned premiums of $30,706 were associated with CAR. At December 31, 2016, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $70,623 and ceded unearned premiums of $26,964 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company’s participation in CAR resulted in assumed net losses of $5,444,  $2,341 and $365 for the years ended December 31, 2017, 2016 and 2015, respectively.

CAR has been, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement has applied to the Company.

The effect of assumed and ceded premiums on net written and earned premiums and losses and LAE incurred is as follows.

	Years Ended December 31,
	2017	2016	2015
Written Premiums
Direct	$827,316	$811,559	$785,730
Assumed	34,214	30,424	28,322
Ceded	(80,476)	(75,513)	(67,872)
Net written premiums	$781,054	$766,470	$746,180

Earned Premiums
Direct	$818,804	$796,366	$776,633
Assumed	32,502	29,544	25,819
Ceded	(76,886)	(70,150)	(64,288)
Net earned premiums	$774,420	$755,760	$738,164

Loss and LAE
Direct	$517,146	$515,506	$688,793
Assumed	28,003	23,343	22,306
Ceded	(41,262)	(45,416)	(98,530)
Net loss and LAE	$503,887	$493,433	$612,569

10.Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Years Ended December 31,
	2017	2016	2015
Reserves for losses and LAE at beginning of year	$560,321	$553,977	$482,012
Less receivable from reinsurers related to unpaid losses and LAE	(83,724)	(68,261)	(61,245)
Net reserves for losses and LAE at beginning of year	476,597	485,716	420,767
Incurred losses and LAE, related to:
Current year	545,671	538,881	642,882
Prior years	(41,784)	(45,448)	(30,313)
Total incurred losses and LAE	503,887	493,433	612,569
Paid losses and LAE related to:
Current year	325,049	328,046	415,256
Prior years	164,466	174,506	132,364
Total paid losses and LAE	489,515	502,552	547,620
Net reserves for losses and LAE at end of period	490,969	476,597	485,716
Plus receivable from reinsurers related to unpaid losses and LAE	83,085	83,724	68,261
Reserves for losses and LAE at end of period	$574,054	$560,321	$553,977

At the end of each period, the reserves were re‑estimated for all prior accident years. The Company’s prior year reserves decreased by $41,784, $45,448, and $30,313 for the years ended 2017, 2016, and 2015, respectively, and resulted from re‑estimations of prior years’ ultimate loss and LAE liabilities. The decrease in prior year reserves during 2017 was primarily composed of reductions of $29,855 in the Company’s retained automobile and $10,201 in the Company’s retained other than auto and homeowners reserves, inclusive of the reinsurance recoverable loss. The decrease in prior year reserves during 2016 was primarily composed of reductions of $25,019 in the Company’s retained automobile and $11,648 in the Company’s retained homeowners reserves. The decrease in prior year reserves during 2015 was primarily composed of reductions of $18,644 in the Company’s retained automobile and $7,964 in the Company’s retained homeowners reserves.

The Company’s private passenger automobile line of business prior year reserves decreased during the years ended December 31, 2017, 2016 and 2015 primarily due to improved retained private passenger results. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

The following is information about incurred and paid claims development as of December 31, 2017 net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our three largest lines of business. The cumulative number of reported claims include claims closed with payment, claims closed without payment and all open claims.  It does not include anticipated IBNR claims.  For the Private Passenger Automobile and Commercial Automobile lines of business, claim count is defined on a claimant basis where several claim counts may arise from a single auto accident.  For Homeowners and all other lines of business, claim count is defined on an accident basis.

The information about incurred claims and allocated claim adjustment expense, net or reserves and paid ultimate claims development for the years ended December 31, 2008 to 2015 is presented as unaudited supplementary information.

Private Passenger Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2017
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$ 184,923	$ 178,522	$ 171,359	$ 165,751	$ 162,494	$ 158,899	$ 157,015	$ 156,782	$ 155,432	$ 155,203	$ 326	55,948
2009		174,243	172,667	168,900	167,078	163,593	160,844	159,674	159,021	158,433	299	55,015
2010			169,426	172,558	171,978	170,089	166,195	164,723	163,206	162,679	1,234	54,932
2011				176,727	176,906	176,906	175,209	172,957	171,852	170,732	1,441	56,123
2012					175,262	175,189	174,856	170,379	167,831	166,008	2,141	53,270
2013						183,367	183,517	183,264	181,492	179,167	887	54,240
2014							187,305	187,104	186,798	183,119	(742)	52,770
2015								190,036	190,236	188,317	(6,017)	52,890
2016									192,912	192,318	(5,470)	49,050
2017										185,673	(2,536)	42,576
									Total	$ 1,741,649

Private Passenger Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$ 72,994	$ 118,287	$ 136,555	$ 144,488	$ 150,932	$ 153,603	$ 154,645	$ 154,788	$ 154,817	$ 154,826
2009		73,808	121,962	139,517	148,807	153,756	156,808	157,440	157,697	157,710
2010			73,721	126,734	142,688	153,408	157,887	160,192	160,859	161,080
2011				76,467	130,018	146,532	158,904	164,413	167,251	168,025
2012					74,306	126,553	144,157	152,991	157,443	160,416
2013						79,049	135,031	152,472	163,694	169,634
2014							79,151	136,434	156,693	166,815
2015								76,934	138,255	156,483
2016									78,862	137,917
2017										77,519
									Total	$ 1,510,425
					All outstanding liabilities before 2008, net of reinsurance					766
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 231,990

Private Passenger Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2017
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$ 101,471	$ 99,626	$ 99,960	$ 99,883	$ 99,822	$ 99,806	$ 99,791	$ 99,792	$ 99,816	$ 99,809	$ 6	130,706
2009		96,219	93,993	93,156	93,058	93,060	93,021	93,036	93,014	93,002	4	127,434
2010			101,456	98,463	96,642	96,485	96,385	96,366	96,325	96,323	6	128,200
2011				118,131	117,951	115,028	113,821	113,765	113,674	113,677	3	140,509
2012					108,376	107,912	104,393	103,679	103,575	103,547	7	123,641
2013						114,389	114,239	113,034	112,197	112,096	(29)	131,703
2014							123,421	123,622	122,410	122,327	(69)	134,998
2015								140,219	136,661	134,101	21	144,237
2016									129,528	124,922	486	125,983
2017										128,340	(18,658)	120,665
									Total	$ 1,128,144

Private Passenger Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$ 98,451	$ 100,648	$ 99,976	$ 99,939	$ 99,853	$ 99,807	$ 99,791	$ 99,770	$ 99,768	$ 99,758
2009		96,496	94,258	93,187	93,116	93,049	93,024	93,026	93,012	92,998
2010			101,635	98,445	96,587	96,444	96,369	96,335	96,325	96,317
2011				126,196	117,152	114,451	113,809	113,719	113,673	113,669
2012					111,928	107,017	104,311	103,664	103,573	103,537
2013						120,843	115,904	112,894	112,162	112,085
2014							130,732	126,414	122,668	122,402
2015								143,532	136,760	134,066
2016									133,530	124,298
2017										132,409
									Total	$ 1,131,539
					All outstanding liabilities before 2008, net of reinsurance					0
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ (3,395)

Commercial Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2017
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$ 27,399	$ 26,868	$ 25,526	$ 24,827	$ 25,133	$ 24,729	$ 24,535	$ 24,057	$ 23,852	$ 23,852	$ 30	5,367
2009		23,292	22,757	22,416	21,968	21,938	21,720	21,564	21,461	21,193	150	4,755
2010			20,150	19,922	19,493	19,576	19,763	19,285	19,034	18,725	288	4,531
2011				23,658	24,298	24,160	24,187	23,649	22,933	22,817	173	4,958
2012					23,704	24,447	24,662	24,723	24,572	23,819	888	4,566
2013						29,175	29,541	28,377	26,864	26,310	908	5,782
2014							34,117	34,105	34,376	33,914	1,226	6,084
2015								35,371	36,150	36,610	(1,606)	7,197
2016									37,954	39,416	(1,731)	6,404
2017										42,865	13,208	5,143
									Total	$ 289,521

Commercial Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$ 7,106	$ 13,711	$ 17,216	$ 20,085	$ 22,344	$ 23,416	$ 23,762	$ 23,732	$ 23,764	$ 23,771
2009		6,811	12,705	15,196	17,237	19,004	20,589	20,988	21,026	21,026
2010			6,466	11,520	13,816	15,821	17,351	17,892	18,113	18,269
2011				7,306	14,263	17,807	19,783	20,941	21,913	22,043
2012					6,503	12,474	15,617	17,804	18,876	20,601
2013						8,502	17,079	19,625	21,129	22,434
2014							9,426	17,853	21,968	25,253
2015								11,181	21,700	26,018
2016									9,991	19,902
2017										10,407
									Total	$ 209,724
					All outstanding liabilities before 2008, net of reinsurance					221
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 80,018

Commercial Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2017
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$ 10,990	$ 11,441	$ 11,491	$ 11,684	$ 11,721	$ 11,675	$ 11,677	$ 11,667	$ 11,634	$ 11,663	$ (25)	12,420
2009		10,786	9,987	9,904	9,981	9,913	9,935	9,981	9,981	10,002	(30)	11,593
2010			10,048	9,963	9,893	9,892	10,077	9,955	9,916	9,990	(36)	10,555
2011				11,511	11,151	11,031	10,960	10,952	10,910	10,952	(98)	11,488
2012					10,382	10,382	10,331	10,249	10,250	10,208	(28)	9,913
2013						13,666	13,567	13,298	13,180	13,057	(11)	12,298
2014							17,426	16,925	15,455	15,419	25	13,545
2015								20,223	19,047	19,021	335	15,464
2016									20,216	18,506	329	13,579
2017										19,691	163	12,375
									Total	$ 138,509

Commercial Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$ 10,604	$ 11,807	$ 11,733	$ 11,737	$ 11,756	$ 11,735	$ 11,733	$ 11,732	$ 11,734	$ 11,734
2009		9,707	10,253	10,079	10,004	10,034	10,035	10,034	10,034	10,032
2010			9,398	10,219	10,053	10,039	10,028	10,025	10,027	10,026
2011				11,006	11,119	11,092	11,060	11,055	11,053	11,050
2012					9,707	10,553	10,270	10,242	10,239	10,235
2013						12,665	13,378	13,114	13,074	13,065
2014							15,377	15,862	15,424	15,388
2015								17,787	18,910	18,667
2016									17,228	18,143
2017										17,957
									Total	$ 136,297
					All outstanding liabilities before 2008, net of reinsurance					0
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 2,212

Homeowners Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2017
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$ 5,535	$ 5,535	$ 5,183	$ 4,078	$ 3,473	$ 3,473	$ 3,116	$ 3,030	$ 2,877	$ 2,877	$ 45	151
2009		4,637	4,637	4,637	4,012	3,456	3,072	3,015	2,966	2,966	99	200
2010			5,591	5,422	5,422	4,888	4,717	4,098	3,735	3,612	100	217
2011				6,260	7,644	7,644	7,531	6,923	6,017	5,546	132	304
2012					7,514	7,514	7,514	6,464	5,304	4,331	446	249
2013						9,768	9,768	9,337	7,578	5,978	536	262
2014							11,494	11,494	9,738	7,388	1,041	260
2015								12,965	12,555	9,908	(1,442)	282
2016									10,594	10,594	913	257
2017										11,276	5,077	211
									Total	$ 64,476

Homeowners Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$ 333	$ 1,497	$ 2,143	$ 2,473	$ 2,575	$ 2,670	$ 2,693	$ 2,709	$ 2,727	$ 2,734
2009		535	1,411	2,092	2,607	2,813	2,867	2,867	2,867	2,867
2010			963	1,420	2,684	2,890	3,214	3,425	3,472	3,457
2011				235	1,969	3,459	4,336	4,497	4,536	4,758
2012					1,389	2,063	2,308	2,731	3,029	3,600
2013						527	2,337	3,080	3,493	3,829
2014							340	1,834	3,212	4,200
2015								428	3,319	4,267
2016									647	2,669
2017										305
									Total	$ 32,686
					All outstanding liabilities before 2008, net of reinsurance					155
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 31,945

Homeowners Property Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2017
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$ 24,108	$ 23,167	$ 22,671	$ 22,873	$ 22,847	$ 22,792	$ 22,726	$ 22,720	$ 22,690	$ 22,691	$ 139	4,389
2009		27,483	27,024	27,233	26,913	26,244	25,977	25,967	25,922	25,922	167	3,651
2010			45,342	44,550	43,021	40,868	39,921	39,658	39,501	39,501	253	6,685
2011				95,586	98,021	97,571	94,657	93,914	93,186	92,595	372	15,116
2012					50,351	49,911	47,392	44,380	43,097	42,382	512	6,051
2013						56,298	56,199	55,722	52,464	51,077	1,141	5,697
2014							59,160	60,213	59,751	57,331	2,468	6,074
2015								152,586	152,049	162,377	(15,276)	20,068
2016									67,116	66,442	(1,141)	5,406
2017										80,736	6,774	5,701
									Total	$ 641,054

Homeowners Property Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$ 11,751	$ 19,164	$ 20,665	$ 22,481	$ 22,514	$ 22,531	$ 22,552	$ 22,552	$ 22,552	$ 22,553
2009		16,147	22,305	25,812	25,718	25,705	25,741	25,754	25,753	25,753
2010			25,761	37,447	38,790	39,110	39,145	39,203	39,235	39,235
2011				71,532	89,741	92,184	92,462	92,444	92,333	92,182
2012					30,801	40,681	41,960	41,737	41,782	41,789
2013						38,661	48,456	49,702	49,612	49,653
2014							40,409	52,161	54,088	54,224
2015								112,563	145,337	160,572
2016									44,103	57,238
2017										46,366
									Total	$ 589,565
					All outstanding liabilities before 2008, net of reinsurance					257
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 51,746

The following is unaudited supplementary information about average historical claims duration as of December 31, 2016.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)

Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Automobile Liability	43.8%	31.2%	10.4%	6.0%	3.2%	1.7%	0.5%	0.1%	0.0%	0.0%
Private Passenger Automobile Physical Damage	106.0%	-4.2%	-2.1%	-0.3%	-0.1%	0.0%	0.0%	0.0%	0.0%	0.0%
Commercial Automobile Liability	28.9%	27.5%	12.5%	9.3%	6.6%	5.3%	1.3%	0.3%	0.1%	0.0%
Commercial Automobile Physical Damage	94.9%	5.7%	-1.7%	-0.3%	0.0%	-0.1%	0.0%	0.0%	0.0%	0.0%
Homeowners Liability	8.8%	24.7%	17.4%	11.5%	5.6%	5.0%	2.0%	0.0%	0.3%	0.2%
Homeowners Property Damage	68.3%	21.6%	5.8%	0.6%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid claims and Claim Adjustment Expenses

December 31, 2017
Net outstanding liabilities
Private Passenger Automobile Liability	$231,990
Private Passenger Automobile Physical Damage	(3,395)
Commercial Automobile Liability	80,018
Commercial Automobile Physical Damage	2,212
Homeowners Liability	31,945
Homeowners Property Damage	51,746
Other Short-Duration Insurance Lines	65,363
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$459,879

Reinsurance recoverable on unpaid claims
Private Passenger Automobile Liability	$1,191
Private Passenger Automobile Physical Damage	4
Commercial Automobile Liability	68,111
Commercial Automobile Physical Damage	2,248
Homeowners Liability	-
Homeowners Property Damage	2,681
Other Short-Duration Insurance Lines	8,850
Total reinsurance recoverable on unpaid claims	$83,085

Unallocated claims adjustment expenses	31,090

Total gross liability for unpaid claims and claim adjustment expenses	$574,054

Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

11.Income Taxes

A summary of the income tax expense (benefit) in the Consolidated Statements of Operations is shown below.

	Years Ended December 31,
	2017	2016	2015
Current Income Taxes:
Federal	$22,198	$26,927	$(15,384)
State	30	89	40
	22,228	27,016	(15,344)
Deferred Income Taxes:
Federal	2,085	1,681	552
State	—	—	—
	2,085	1,681	552
Total income tax expense (benefit)	$24,313	$28,697	$(14,792)

The income tax (benefit) expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows for the periods indicated.

	Years Ended December 31,
	2017	2016	2015
Federal income tax expense (benefit), at statutory rate	$30,345	$32,649	$(10,025)
Tax‑exempt investment income, net	(4,123)	(4,194)	(4,889)
State taxes, net	19	58	26
Nondeductible expenses	237	202	233
Remeasurement of deferred tax liability upon enactment of the TCJA	(1,540)	—	—
Tax windfall related to share-based stock compensation	(333)	—	—
Other, net	(292)	(18)	(137)
Total income tax expense (benefit)	$24,313	$28,697	$(14,792)

The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company’s consolidated federal tax return group. Its components were as shown in the following table for the periods indicated.

	Years Ended December 31,
	2017	2016
Deferred tax assets:
Discounting of loss reserves	$3,361	$5,984
Discounting of unearned premium reserve	17,239	28,286
Bad debt allowance	289	502
Employee benefits	3,499	7,995
Rent incentive	64	238
Depreciation	75	255
Total deferred tax assets before valuation allowance	24,527	43,260
Valuation allowance for deferred tax assets	—	—
Total deferred tax assets	24,527	43,260
Deferred tax liabilities:
Deferred acquisition costs	(15,163)	(24,848)
Investments	(2,421)	(3,469)
Net unrealized gains on investments	(7,710)	(8,531)
Software development costs	(1,648)	(2,479)
Premium acquisition expenses	(502)	(850)
Total deferred tax liabilities	(27,444)	(40,177)
Net deferred tax asset (liability)	$(2,917)	$3,083

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

During the years ended December 31, 2017 and December 31, 2016 there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of December 31, 2017 and December 31, 2016, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

The Company records interest and penalties associated with audits as a component of income before income taxes. Penalties are recorded in underwriting, operating and other expenses, and interest expense is recorded in interest expenses in the Consolidated Statements of Operations. The Company had no interest and penalties related to income taxes accrued as of December 31, 2017 and 2016.

 The Company’s U.S. federal tax return for the years ended December 31, 2015, 2014 and 2013 respectively, were examined by the IRS.  This examination relates to the refund claim for the 2015 Net Operating Loss that was carried back to prior years, which triggered a review by the Joint Committee on Taxation. The review was completed during 2017 and no adjustments were noted as part of the review. All tax years prior to 2014 are closed.

In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised.

On December 22, 2017, the TCJA was enacted, which significantly amends the Internal Revenue Code of 1986. The TCJA, among other things, reduces the corporate tax rate from a statutory rate of 35% to 21%, imposes additional limitations on net operating losses and executive compensation, allows for the full expensing of certain capital expenditures and enacts other changes impacting the insurance industry.    Tax related changes are recorded through the Statement of Operations for the year ended December 31, 2017.  The December 31, 2017 net deferred tax liability has been measured at the 21% tax rate.

The TCJA modified the provisions applicable to the determination of the tax basis of unpaid loss reserves.  These modifications impact the payment pattern and applicable interest rate.  The TCJA instructed the Treasury to provide discount factors and other guidance necessary to determine the necessary transition adjustment.  This information has not been released; accordingly, we have applied the law existing prior to the enactment of the TCJA.  These provisions would have no effect on the net deferred tax liability as of December 31, 2017 or the total tax expense for the year ended December 31, 2017.

SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (which we refer to as SAB 118) describes three scenarios associated with a company’s status of accounting for income tax reform. Under the SAB 118 guidance, we have determined that we are able to make reasonable estimates for certain effects of tax reform.  As of the date of this Annual Report on Form 10-K, we are continuing to evaluate the accounting impactions of the TCJA as we continue to assemble and analyze all the information required to prepare and analyze these effects and await additional guidance from the U.S. Treasury Department, IRS or other standard-setting bodies.  Additionally, we continue to analyze other information and regulatory guidance and accordingly we may record additional provisional amounts or adjustments to provisional amounts in future periods.

12.Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of December 31, 2017, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No share purchases were made by the Company under the program during the years ended December 31, 2017 and December 31, 2016. As of December 31, 2017, the Company had purchased 2,279,570 shares on the open market at a cost of $83,835.

13.Statutory Net Income and Surplus

Statutory Accounting Practices

The Company’s insurance company subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the Division, but allowed by the Division. Statutory net income was $57,982, and $57,202 for the years ended December 31, 2017, and 2016 respectively.   Statutory net loss of the Company’s insurance company subsidiaries was $12,209 for the year ended December 31, 2015. Statutory capital and surplus of the Company’s insurance subsidiaries was $617,577, and $604,813 at December 31, 2017 and 2016, respectively.

Dividends

The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the “Commissioner”). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve‑ month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2017, the statutory capital and surplus of Safety Insurance was $617,577 and its net income for 2017 was $57,982. As a result, a maximum of $61,758 is available in 2018 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2017, Safety Insurance recorded dividends of $41,826. As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $555,819 at December 31, 2017.

Risk‑Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk‑based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk‑based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk‑based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk‑based capital falls. As of December 31, 2017, the Insurance Subsidiaries had total adjusted capital of $617,577, which is in excess of amounts requiring company or regulatory action at any prescribed risk‑based capital action level. Minimum statutory capital and surplus, or company action level risk‑based capital, was $171,988 at December 31, 2017.

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.  With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire available-for-sale portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2017. There were no significant changes to the valuation process during the year ended December 31, 2017. As of December 31, 2017 and December 31, 2016, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At December 31, 2017 and December 31, 2016, investments in fixed maturities and equity securities classified as available-for-sale had a fair value which equaled carrying value of $1,283,893 and $1,259,364, respectively.  At December 31, 2017 and December 31, 2016, we held no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for available‑for‑sale investments for the periods indicated.

	As of December 31, 2017
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,791	$—	$1,791	$—
Obligations of states and political subdivisions	403,084	—	403,084	—
Residential mortgage-backed securities	222,766	—	222,766	—
Commercial mortgage-backed securities	39,369	—	39,369	—
Other asset-backed securities	72,613	—	72,613	—
Corporate and other securities	432,403	—	432,403	—
Equity securities	87,737	87,057	—	680
Total investment securities	$1,259,763	$87,057	$1,172,026	$680

	As of December 31, 2016
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$302	$—	$302	$—
Obligations of states and political subdivisions	390,433	—	390,433	—
Residential mortgage-backed securities	252,631	—	252,631	—
Commercial mortgage-backed securities	35,454	—	35,454	—
Other asset-backed securities	70,410	—	70,410	—
Corporate and other securities	405,039	—	405,039	—
Equity securities	85,134	84,456	—	678
Total investment securities	$1,239,403	$84,456	$1,154,269	$678

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2017 or 2016.

The following tables summarize the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of period	$678	$547	$505
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	—	—	—
Purchases	2	131	42
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at end of period	$680	$678	$547

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of Level 3 during 2017, 2016 and 2015.  The Company held one Level 3 securities at December 31, 2017.

As of December 31, 2017 and December 31, 2016, there were approximately $24,130 and $19,961 in a real estate investment trust (“REIT”).  The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient.  The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed.  The fair value was determined using the trust’s net asset value obtained from its audited financial statements.  The Company is required to submit a request to the REIT 45 days before a quarter end to dispose of the security.

15.Quarterly Results of Operations (Unaudited)

An unaudited summary of the Company’s 2017 and 2016 quarterly performance, and audited annual performance, is as follows.

	Year ended December 31, 2017
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$204,770	$208,249	$212,529	$213,565	$839,113
Net income	12,019	21,105	17,954	11,309	62,387
Earnings per weighted average common share:
Basic	0.80	1.40	1.19	0.73	4.13
Diluted	0.79	1.39	1.18	0.72	4.10
Cash dividends paid per common share	0.70	0.70	0.80	0.80	3.00

	Year ended December 31, 2016
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$199,829	$202,950	$210,085	$206,958	$819,822
Net (loss) income	12,670	21,365	18,597	11,953	64,585
Earnings per weighted average common share:
Basic	0.84	1.42	1.24	0.79	4.29
Diluted	0.84	1.41	1.23	0.79	4.27
Cash dividends paid per common share	0.70	0.70	0.70	0.70	2.80

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of Safety Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2017, as stated in their report which is included herein.

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

•

On February 26, 2018, the Compensation Committee of the Board approved the 2017 annual executive cash bonus pool in the total amount of $2,303 pursuant to the Annual Performance Incentive Plan. Of the total pool, the following amounts were allocated to the Company's CEO and Named Executive Officers: George M. Murphy, $849; William J. Begley, Jr., $405; James D. Berry, $315; David E. Krupa, $230; and Paul J. Narciso, $230.

•

On February 26, 2018, the Compensation Committee of the Board approved executive long-term incentive awards to certain members of senior management pursuant to our 2002 Management Omnibus Incentive Plan, as Amended.  The long-term incentive awards were granted in a total amount of $3,150 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on February 26, 2018. Of the total award, 45% vests in three annual installments of 30% on February 26, 2019, 30% on February 26, 2020, and 40% on February 26, 2021 and were allocated to the Company's Named Executive Officers as follows:  George M. Murphy $360 worth of restricted stock; William J. Begley, Jr., $180 worth of restricted stock; James D. Berry, $180 worth of restricted stock; David E Krupa, $113 worth of restricted stock; and Paul J. Narciso, $158 worth of restricted stock. The form of restricted stock agreement with service vesting that will be entered into is incorporated by reference as Exhibit 10.19.  Of the total award, 55% vests over a three-year performance period commencing on January 1, 2018 and ending on December 31, 2020.  Vesting of these shares is dependent upon the attainment of pre-established performance objectives and were allocated to the Named Executive Officers as follows:  George M. Murphy $440 worth of restricted stock; William J. Begley, Jr., $220 worth of restricted stock; James D. Berry, $220 worth of restricted stock; David E Krupa, $137 worth of restricted stock; and Paul J. Narciso, $192 worth of restricted stock. The form of restricted stock agreement with performance vesting that will be entered into is incorporated by reference as Exhibit 10.65.

•

Upon recommendation from the Compensation Committee, on February 26, 2018, the Board approved executive deferred compensation awards pursuant to the Executive Incentive Compensation Plan in the total amount of $1,090.  Of the total award, the following amounts were allocated to the Company's CEO and Named Executive Officers: George M. Murphy, $289; William J. Begley, Jr., $178; James D. Berry, $140; David E, Krupa, $105; and Paul J. Narciso, $105.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following documents are filed as a part of this report:

1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2017 are contained herein as listed in the Index to Consolidated Financial Statements.

2. Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules.

3. Exhibits: The exhibits are contained herein as listed in the Index to Exhibits.

SAFETY INSURANCE GROUP, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedules		Page

I	Summary of Investments – Other than Investments in Related Parties as of December 31, 2017	103

II	Condensed Financial Information of the Registrant at December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015	104

III	Supplementary Insurance Information at December 31, 2017, 2016 and 2015 and for the years ended December 31, 2017, 2016 and 2015	106

IV	Reinsurance for the years ended December 31, 2017, 2016 and 2015	107

V	Valuation and Qualifying Accounts at December 31, 2017, 2016 and 2015 and for the years ended December 31, 2017, 2016 and 2015	108

VI	Supplemental Information Concerning Property and Casualty Insurance Operations at December 31, 2017, 2016 and 2015 and for the years ended December 31, 2017, 2016 and 2015	109

Safety Insurance Group, Inc.

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2017

(Dollars in thousands)

			Amount at
			which shown
	Cost or	Estimated	in the Balance
	Amortized Cost	Fair Value	Sheet
Fixed maturities:
U.S. government and government agencies and authorities	$225,066	$224,557	$224,557
Obligations of states and political subdivisions	391,806	403,084	403,084
Corporate and other securities	539,825	544,385	544,385
Total fixed maturities	1,156,697	1,172,026	1,172,026
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	90,481	111,867	111,867
Total equity securities	90,481	111,867	111,867
Other invested assets	23,162	23,162	23,162
Total investments	$1,270,340	$1,307,055	$1,307,055

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2017	2016
Assets
Investments in consolidated affiliates	$702,661	$672,102
Other	9	24
Total assets	$702,670	$672,126
Liabilities
Accounts payable and other liabilities	$1,654	$1,400
Total liabilities	1,654	1,400
Shareholders’ equity	701,016	670,726
Total liabilities and shareholders’ equity	$702,670	$672,126

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Operations and Comprehensive Income

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Revenues	$—	$—	$—
Expenses	1,494	1,406	1,230
Net loss	(1,494)	(1,406)	(1,230)
Earnings from consolidated subsidiaries	63,881	65,991	(12,623)
Net income (loss)	62,387	64,585	(13,853)
Other net comprehensive income, net of taxes	8,426	(621)	(12,251)
Comprehensive net income (loss)	$70,813	$63,964	$(26,104)

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$62,387	$64,585	$(13,853)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Earnings) loss from consolidated subsidiaries	(63,881)	(65,991)	12,623
Dividends received from consolidated subsidiaries(1)	41,826	39,156	39,440
Amortization of restricted stock expense	5,367	4,312	3,515
Changes in assets and liabilities:
Other assets	15	63	(33)
Accounts payable and accrued liabilities	(254)	(111)	5
Net cash provided by operating activities	45,460	42,014	41,697
Proceeds from exercise of stock options	—	257	278
Excess tax benefit from stock options exercised	—	(6)	1
Dividends paid	(45,460)	(42,265)	(41,976)
Acquisition of treasury stock	—	—	—
Net cash used for financing activities	(45,460)	(42,014)	(41,697)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

(1) No portion of the dividends received from operating subsidiaries during 2017, 2016 or 2015 represent returns of capital and therefore no portion is presented as an investing activity.

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

	As of December 31,
		Future Policy
	Deferred	Benefits,
	Policy	Losses,
	Acquisition	Claims and Loss	Unearned
Segment	Costs	Expenses	Premiums
Property and Casualty Insurance
2017	$72,202	$574,054	$428,257
2016	70,996	560,321	418,033
2015	68,937	553,977	401,961

	Years Ended December 31,
			Benefits,	Amortization of
			Claims,	Deferred
		Net	Losses, and	Policy	Other
	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written
Property and Casualty Insurance
2017	$774,420	$38,758	$503,887	$144,703	$103,733	$781,054
2016	755,760	38,413	493,433	141,540	91,477	766,470
2015	738,164	40,534	612,569	138,239	75,700	746,180

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

					Percent of
					Amount
Property and Casualty	Gross	Ceded to Other	Assumed from	Net	Assumed
Insurance Earned Premiums	Amount	Companies	Other Companies	Amount	to Net
Years ended December 31,
2017	$818,804	$76,886	$32,502	$774,420	4.2%
2016	796,366	70,150	29,544	755,760	3.9%
2015	776,633	64,288	25,819	738,164	3.5%

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period
Allowance for doubtful accounts Years Ended December 31,
2017	$435	$1,203	$—	$1,224	$414
2016	425	1,162	—	1,152	435
2015	462	1,008	—	1,045	425

(1) Deductions represent write‑offs of accounts determined to be uncollectible.

Safety Insurance Group, Inc.

Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Reserves for
	Deferred	Unpaid Claims
	Policy	and Claims			Net
	Acquisition	Adjustment	Unearned	Earned	Investment
Affiliation With Registrant	Costs	Expenses	Premiums	Premiums	Income
Consolidated Property & Casualty Subsidiaries
2017	$72,202	$574,054	$428,257	$774,420	$38,758
2016	70,996	560,321	418,033	755,760	38,413
2015	68,937	553,977	401,961	738,164	40,534

	Years Ended December 31,
	Claims and Claims		Amortization	Paid Claims
	Adjustment Expenses		of Deferred	and Claims
	Incurred Related to		Policy
	Current	Prior	Acquisition	Adjustment	Premiums
Affiliation With Registrant	Year	Year	Costs	Expenses	Written
Consolidated Property & Casualty Subsidiaries
2017	$545,671	$(41,784)	$144,703	$489,515	$781,054
2016	538,881	(45,448)	141,540	502,552	766,470
2015	642,882	(30,313)	138,239	547,620	746,180

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.(1)
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.(1)
4	Form of Stock Certificate for the Common Stock (1)
10.1

Lease Agreement between Thomas Black Corporation and Aman, Inc. for the lease of office space located on the 1st through 6th, 11th and 12th floors of 20 Custom House Street, Boston, Massachusetts, dated June 11, 1987, and as amended on October 11, 1988, September 14, 1989, September 19, 1990, February 23, 1994, December 20, 1996, June 24, 2002, July 26, 2004 and April 5, 2007, November 7, 2017 (2) (15)

10.2	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001(1)
10.3	2001 Restricted Stock Plan (1)(3)
10.4	Executive Incentive Compensation Plan (1)(3)
10.5	2002 Management Omnibus Incentive Plan, as Amended (5)
10.6	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(3)(4)(8)
10.7	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(3)(4)(8)
10.8	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(3)(4)(8)
10.9	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(3)(4)
10.10	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(3)(4)
10.11	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.12	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.13	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.14	Annual Performance Incentive Plan(3)(5)
10.15	Amendment to Annual Performance Incentive Plan(3)(7)
10.16	Amendment to Management Omnibus Incentive Plan dated December 31, 2008(3)(7)
10.17	Amendment to Management Omnibus Incentive Plan dated August 4, 2010 (3)(9)
10.18	Amendment to Management Omnibus Incentive Plan, as Amended dated March 11, 2013(3)(10)
10.19	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, as Amended(3)(10)
10.20	Amended and Restated Revolving Credit Agreement with RBS Citizens(11)
10.21	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(3) (12)

10.22	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(3) (13)
10.23	Form of Restricted Stock Notice and Agreement under the 2002 Management Omnibus Plan, As Amended(3) (13)
10.24	Employment Agreement by and between Safety Insurance Group, Inc. and John Drago as of April 1, 2016(3)(14)
10.25	Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy as of April 1, 2016(3)(14)
10.26	Employment Agreement by and between Safety Insurance Group, Inc. and individual executive member as of January 1, 2017. (3) (15)
21 23	Subsidiaries of Safety Insurance Group, Inc. (6) Consent of PricewaterhouseCoopers LLP (15)
24	Power of Attorney(1)
31.1	CEO Certification Pursuant to Rule 13a‑14(a)/15d‑14(a), as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002(15)
31.2	CFO Certification Pursuant to Rule 13a‑14(a)/15d‑14(a), as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002(15)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(15)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(15)
101.INS	XBRL Instance Document (15)
101.SCH	XBRL Taxonomy Extension Schema (15)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (15)
101.LAB	XBRL Taxonomy Extension Label Linkbase (15)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (15)

(1)Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-87056) filed April 26, 2002, and as amended on Form S-8 (Reg. No. 333-110676) filed on November 21, 2003 and as amended on Form S-8 (Reg. No. 333-140423) filed on February 2, 2007.

(2)Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-87056) filed April 26, 2002, and as amended on Form S-8 (Reg. No. 333-110676) filed on November 21, 2003 and as amended on Form S-8 (Reg. No. 333-140423) filed on February 2, 2007, and as incorporated herein by reference on Form 10-Q for the quarterly period ended March 31, 2007, as filed on May 5, 2007.

(3)Denotes management contract or compensation plan or arrangement.

(4)Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

(5)Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.

(6)Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2007 filed on March 14, 2008.

(7)Incorporated herein by reference to the Registrant’s Form 8-K filed on December 31, 2008.

(8)Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2008, as filed on November 7, 2008.

(9)Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2010 filed on March 14, 2011.

(10)Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2012 filed on March 18, 2013

(11)Incorporated herein by reference to the Registrant’s Form 8-K filed on August 27, 2013.

(12)Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2013, as filed on August 9, 2013.

(13)Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2014 filed on March 2, 2015

(14)Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2016, as filed on August 5, 2016.

(15)Included herein.

ITEM 16.  FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ George M. Murphy	President, Chief Executive Officer	February 28, 2018
George M. Murphy

/s/ William J. Begley, Jr.	Vice President, Chief Financial Officer,	February 28, 2018
William J. Begley, Jr.	Secretary, and Principal Accounting Officer

/s/ David F. Brussard	Director	February 28, 2018
David F. Brussard

/s/ Frederic H. Lindeberg	Director	February 28, 2018
Frederic H. Lindeberg

/s/ Peter J. Manning	Director	February 28, 2018
Peter J. Manning

/s/ David K. McKown	Director	February 28, 2018
David K. McKown

/s/ Thalia M. Meehan	Director	February 28, 2018
Thalia M. Meehan