Form 10-Q
period 2018-03-31
SAFETY INSURANCE GROUP INC
filed 2018-05-04
CIK 1172052

th

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐  No ☒

As of May 2, 2018 there were 15,286,891 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,157,244 and $1,156,697)	$1,155,123	$1,172,026
Equity securities, at fair value (cost: $98,696 and $90,481)	116,601	111,867
Other invested assets	24,883	23,162
Total investments	1,296,607	1,307,055
Cash and cash equivalents	24,830	41,708
Accounts receivable, net of allowance for doubtful accounts	193,213	190,649
Receivable for securities sold	1,048	1,380
Accrued investment income	10,032	8,876
Taxes recoverable	2,568	908
Receivable from reinsurers related to paid loss and loss adjustment expenses	27,348	24,776
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	87,067	83,085
Ceded unearned premiums	33,170	32,175
Deferred policy acquisition costs	71,217	72,202
Deferred income taxes	714	—
Equity and deposits in pools	28,660	28,246
Other assets	20,863	16,219
Total assets	$1,797,337	$1,807,279

Liabilities
Loss and loss adjustment expense reserves	$579,774	$574,054
Unearned premium reserves	427,231	428,257
Accounts payable and accrued liabilities	51,275	60,701
Payable for securities purchased	9,764	4,188
Payable to reinsurers	19,456	13,801
Deferred income taxes	—	2,917
Other liabilities	24,192	22,345
Total liabilities	1,111,692	1,106,263

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,566,461 and 17,499,544 shares issued	176	175
Additional paid-in capital	191,328	189,714
Accumulated other comprehensive (loss) income, net of taxes	(1,675)	24,269
Retained earnings	579,651	570,693
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	685,645	701,016
Total liabilities and shareholders’ equity	$1,797,337	$1,807,279

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017

Net earned premiums	$192,033	$189,711
Net investment income	10,531	9,095
Earnings from partnership investments	4,864	113
Net realized gains on investments	1,306	1,542
Change in net unrealized gains on equity investments	(3,482)	—
Finance and other service income	4,467	4,309
Total revenue	209,719	204,770

Losses and loss adjustment expenses	137,644	128,430
Underwriting, operating and related expenses	60,856	59,670
Interest expense	22	22
Total expenses	198,522	188,122

Income before income taxes	11,197	16,648
Income tax expense	2,072	4,629
Net income	$9,125	$12,019

Earnings per weighted average common share:
Basic	$0.60	$0.80
Diluted	$0.60	$0.79

Cash dividends paid per common share	$0.80	$0.70

Number of shares used in computing earnings per share:
Basic	15,045,962	14,980,005
Diluted	15,191,139	15,096,728

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$9,125	$12,019

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains during the period, net of income tax (benefit) expense of ($12,617) and $2,831 .	(24,912)	5,257
Reclassification adjustment for net realized gains on investments included in net income, net of income tax expense of ($274) and ($540).	(1,032)	(1,002)
Other comprehensive (loss) income, net of tax:	(25,944)	4,255

Comprehensive (loss) income	$(16,819)	$16,274

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2016	$174	$184,549	$15,843	$553,995	$(83,835)	$670,726
Net income, January 1 to March 31, 2017				12,019		12,019
Unrealized gains on securities available for sale, net of deferred federal income taxes			4,255			4,255
Restricted share awards issued	1	294				295
Recognition of employee share-based compensation, net of deferred federal income taxes		1,228				1,228
Dividends paid and accrued				(10,674)		(10,674)
Balance at March 31, 2017	$175	$186,071	$20,098	$555,340	$(83,835)	$677,849

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2017	$175	$189,714	$24,269	$570,693	$(83,835)	$701,016
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018			(16,895)	16,895		—
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018			4,736	(4,736)		—
Net income, January 1 to March 31, 2018				9,125		9,125
Unrealized losses on securities available for sale, net of deferred federal income taxes			(13,785)			(13,785)
Restricted share awards issued	1	375				376
Recognition of employee share-based compensation, net of deferred federal income taxes		1,239				1,239
Dividends paid and accrued				(12,326)		(12,326)
Balance at March 31, 2018	$176	$191,328	$(1,675)	$579,651	$(83,835)	$685,645

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$9,125	$12,019
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	1,243	1,979
Fixed Asset depreciation, net	1,153	916
Stock based compensation	1,614	1,522
Provision for deferred income taxes	34	483
Net realized gains on investments	(1,306)	(1,542)
Net impairment losses on investments	—	—
Earnings from partnership investments	(2,526)	(113)
Change in net unrealized gains on equity investments	3,482	—
Changes in assets and liabilities:
Accounts receivable	(2,564)	3,751
Accrued investment income	(1,156)	(701)
Receivable from reinsurers	(6,554)	(5,590)
Ceded unearned premiums	(995)	881
Deferred policy acquisition costs	985	428
Taxes recoverable	(1,660)	—
Other assets	(5,653)	(3,117)
Loss and loss adjustment expense reserves	5,720	9,228
Unearned premium reserves	(1,026)	278
Taxes payable	—	427
Accounts payable and accrued liabilities	(9,412)	(17,731)
Payable to reinsurers	5,655	(7,677)
Other liabilities	1,847	5,435
Net cash (used for) provided by operating activities	(1,994)	876

Cash flows from investing activities:
Fixed maturities purchased	(54,567)	(33,161)
Equity securities purchased	(12,664)	(7,963)
Other invested assets purchased	(129)	(2,973)
Proceeds from sales and paydowns of fixed maturities	35,247	47,535
Proceeds from maturities, redemptions, and calls of fixed maturities	23,272	10,490
Proceed from sales of equity securities	5,911	8,637
Proceeds from other invested assets redeemed	944	203
Fixed assets purchased	(558)	(758)
Net cash (used for) provided by investing activities	(2,544)	22,010

Cash flows from financing activities:
Dividends paid to shareholders	(12,340)	(10,697)
Net cash used for financing activities	(12,340)	(10,697)

Net (decrease) increase in cash and cash equivalents	(16,878)	12,189
Cash and cash equivalents at beginning of year	41,708	20,052
Cash and cash equivalents at end of period	$24,830	$32,241

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

The financial information for the three months ended March 31, 2018 and 2017 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods.  The financial information as of December 31, 2017 is derived from the audited financial statements included in the Company's 2017 annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2018.

These unaudited interim consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K filed with the SEC on February 28, 2018.

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

2.  Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate as a result of the 2017 Tax Cuts and Jobs Act (“TCJA”). The amount of the reclassification is the difference between the historical corporate income tax rate of thirty-five percent and the newly enacted twenty-one percent corporate income tax rate. The ASU is effective for fiscal years beginning after December 15, 2018.  Early adoption is permitted. The Company adopted the updated guidance effective January 1, 2018 and elected to reclassify the income tax effects of the TCJA from accumulated other comprehensive income (“AOCI”) to retained earnings at the beginning of the period of adoption. This reclassification resulted in a decrease of $4,736 in retained earnings as of January 1, 2018 and an increase in AOCI by the same amount.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 provide guidance on specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The impact of the adoption of ASU 2016-15 was not material to the Company’s Consolidated Statements of Cash Flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which amends the guidance for the impairment of financial instruments and is expected to result in more timely recognition of impairment losses. The update introduces an impairment model referred to as the current expected credit loss (“CECL”) model. The impairment model is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of the current guidance by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are SEC filers, the amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of ASU 2016-13 on its financial position and results of operations with regards to potential credit losses on its Available For Sale investment portfolio.  The extent of the increase of credit losses will depend upon the nature and characteristics of the Company’s portfolio at the adoption date, and the macroeconomic conditions and forecasts at the date.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASC update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01: (1) requires equity investments (except those accounted for under the equity method or those that result in the consolidation of the investee) to be measured at fair value with changes in the fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (4) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the notes to the financial statements. These amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the updated guidance effective January 1, 2018 which resulted in the recognition of $16,895 of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased AOCI by the same amount. At December 31, 2017, equity investments were classified as available-for-sale on the Company’s Consolidated Balance Sheets, however, upon adoption, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments.

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

In May 2014, the FASB issued as final, ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017 and allows early adoption. ASU 2014-09 allows for the use of either the retrospective or modified retrospective approach of adoption. The Company adopted the updated guidance effective January 1, 2018 using the modified retrospective approach. The

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

adoption of ASU 2014-09 did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2018	2017
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$9,125	$12,019
Allocation of income for participating shares	(56)	(79)
Net income from continuing operations attributed to common shareholders	$9,069	$11,940
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	15,139,036	15,079,684
Less: weighted average participating shares	(93,074)	(99,679)
Basic earnings per share denominator	15,045,962	14,980,005
Common equivalent shares- stock options	—	—
Common equivalent shares- non-vested performance stock grants	145,177	116,723
Diluted earnings per share denominator	15,191,139	15,096,728

Basic earnings per share	$0.60	$0.80
Diluted earnings per share	$0.60	$0.79

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$0.60	$0.80
Dividends declared	(0.80)	(0.70)
Undistributed earnings	$(0.20)	$0.10

Net income from continuing operations attributable to common shareholders -Diluted	$0.60	$0.79
Dividends declared	(0.80)	(0.70)
Undistributed earnings	$(0.20)	$0.09

 Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive stock options or non vested performance stock grants for the three months ended March 31, 2018. There were 738 anti-dilutive shares related to non vested performance stock grants for the three months ended March 31,  2017.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove "share recycling" plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At March 31, 2018, there were 137,968 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

On April 2, 2018, our Board of Directors adopted the Safety Insurance Group, Inc. 2018 Long-Term Incentive Plan (“the 2018 Plan”), subject to shareholder approval. We have requested that the Company’s shareholders approve the 2018 Plan at the 2018 Annual Meeting of Shareholders, which will make 350,000 shares of common stock available for issuance to our employees and other eligible participants. The Company will not grant any awards under the 2018 Plan before approval by the shareholders of the Company.

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

Restricted Stock

Service-based restricted stock awarded in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as compensation expense over the requisite service period.  Service-based restricted stock awards generally vest over a three-year period and vest 30% on the first and second anniversaries of the grant date and 40% on the third anniversary of the grant date, except for non-executive employees’ restricted stock awards granted prior to 2018 which vest ratably over a five-year service period and independent directors’ stock awards which vest immediately.  Our independent directors are subject to stock ownership guidelines, which require them to have a value four times their annual cash retainer.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes restricted stock activity under the Incentive Plan during the three months ended March 31, 2018 assuming a target payout for the 2018 performance-based shares.

	Shares	Weighted	Performance-based	Weighted
	Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	93,086	$63.13	105,660	$62.75
Granted	39,451	75.05	31,668	72.21
Vested and unrestricted	(42,204)	62.36	(27,003)	61.48
Forfeited	—	—	(4,202)	61.48
Outstanding at end of period	90,333	$68.67	106,123	$66.79

 As of March 31, 2018, there was $9,941 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2018 and 2017 was $4,292 and $3,308, respectively.  For the three months ended March 31, 2018 and 2017, the Company recorded compensation expense related to restricted stock of $1,275 and $989, net of income tax benefits of $339 and $533, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of March 31, 2018
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,808	$—	$(39)	$—	$1,769
Obligations of states and political subdivisions	385,669	8,280	(2,741)	—	391,208
Residential mortgage-backed securities (1)	244,037	1,625	(5,796)	—	239,866
Commercial mortgage-backed securities	39,248	42	(840)	—	38,450
Other asset-backed securities	61,945	260	(396)	—	61,809
Corporate and other securities	424,537	3,971	(6,487)	—	422,021
Subtotal, fixed maturity securities	1,157,244	14,178	(16,299)	—	1,155,123
Equity securities (2)	98,696	19,369	(1,464)	—	116,601
Other invested assets (5)	24,883	—	—	—	24,883
Totals	$1,280,823	$33,547	$(17,763)	$—	$1,296,607

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

(2)	Equity securities included interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 600 and 367 securities in an unrealized loss position at March 31, 2018 and December 31, 2017, respectively.
(4)	Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2018
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$49,054	$49,035
Due after one year through five years	289,999	292,493
Due after five years through ten years	260,296	259,596
Due after ten years through twenty years	207,835	208,966
Due after twenty years	4,829	4,908
Asset-backed securities	345,231	340,125
Totals	$1,157,244	$1,155,123

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended March 31,
	2018	2017
Gross realized gains
Fixed maturity securities	$135	$573
Equity securities	1,644	1,115
Gross realized losses
Fixed maturity securities	(84)	(108)
Equity securities	(389)	(38)
Net realized gains on investments	$1,306	$1,542

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

The following tables as of March 31, 2018 and December 31, 2017 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,769	$39	$—	$—	$1,769	$39
Obligations of states and political subdivisions	87,643	1,197	29,173	1,544	116,816	2,741
Residential mortgage-backed securities	165,938	4,120	37,321	1,676	203,259	5,796
Commercial mortgage-backed securities	26,383	341	7,802	499	34,185	840
Other asset-backed securities	30,429	323	7,984	73	38,413	396
Corporate and other securities	190,789	4,439	36,922	2,048	227,711	6,487
Subtotal, fixed maturity securities	502,951	10,459	119,202	5,840	622,153	16,299
Equity securities	16,881	1,054	2,220	410	19,101	1,464
Total temporarily impaired securities	$519,832	$11,513	$121,422	$6,250	$641,254	$17,763

	As of December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,791	$18	$—	$—	$1,791	$18
Obligations of states and political subdivisions	19,603	152	30,018	814	49,621	966
Residential mortgage-backed securities	126,713	1,724	39,638	1,119	166,351	2,843
Commercial mortgage-backed securities	5,457	30	8,027	284	13,484	314
Other asset-backed securities	25,769	167	18,270	58	44,039	225
Corporate and other securities	94,863	1,189	36,440	1,262	131,303	2,451
Subtotal, fixed maturity securities	274,196	3,280	132,393	3,537	406,589	6,817
Equity securities	4,730	361	2,420	248	7,150	609
Total temporarily impaired securities	$278,926	$3,641	$134,813	$3,785	$413,739	$7,426

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The unrealized losses in the Company’s fixed income and equity portfolio as of March 31, 2018 were reviewed for potential other-than-temporary asset impairments. As a result of the analysis, the Company recognized no OTTI losses during the three months ended March 31, 2018 and March 31, 2017.

Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List”.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that outside of the securities that were recognized through OTTI, the unrealized losses recorded on the investment portfolio at March 31, 2018 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

The following table summarizes the credit loss recognized in earnings related to fixed maturity securities.

	Three Months Ended March 31,
	2018	2017
Credit losses on fixed maturity securities, beginning of period	$892	$1,094
Add: credit losses on OTTI not previously recognized	—	—
Less: credit losses on securities sold	(276)	(106)
Less: credit losses on securities impaired due to intent to sell	—	—
Add: credit losses on previously impaired securities	—	—
Less: increases in cash flows expected on previously impaired securities	—	—
Credit losses on fixed maturity securities, end of period	$616	$988

At March 31, 2018 and December 31, 2017, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2018	2017
Interest on fixed maturity securities	$10,109	$8,834
Dividends on equity securities	785	660
Equity in earnings of other invested assets	341	237
Interest on other assets	22	22
Interest on cash and cash equivalents	—	—
Total investment income	11,257	9,753
Investment expenses	726	658
Net investment income	$10,531	$9,095

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

Fair values for the Company’s fixed maturity securities are based on prices provided by its custodian bank and its investment managers.  Both the Company’s custodian bank and investment managers use a variety of independent, nationally recognized pricing services to determine market valuations.  If the pricing service cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers.  A minimum of two quoted prices is obtained for the majority of the Company’s available-for-sale fixed maturity securities in its investment portfolio.  The Company uses a third-party pricing service as its primary provider of quoted prices from third-party pricing services and broker-dealers.  To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from the Company’s custodian or investment managers.  An examination of the pricing data is then performed for each security.  If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from the Company’s primary source is used for the security.  If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, the Company obtains a quote from an alternative source, if possible, and documents and resolves any differences between the pricing sources.  In addition, the Company may request that its investment managers and its traders provide input as to which vendor is providing prices that its traders believe are reflective of fair value for the security.  Following this process, the Company may decide to value the security in its financial statements using the secondary or alternative source if it believes that pricing is more reflective of the security’s value than the primary pricing provided by its custodian bank.  The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

trading activity and the observability of market inputs.  Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.  With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of March 31, 2018. There were no significant changes to the valuation process during the three months ended March 31, 2018. As of March 31, 2018 and December 31, 2017, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At March 31, 2018 and December 31, 2017, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value $1,155,123 and $1,172,026, respectively.  We have no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of March 31, 2018
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,769	$—	$1,769	$—
Obligations of states and political subdivisions	391,208	—	391,208	—
Residential mortgage-backed securities	239,866	—	239,866	—
Commercial mortgage-backed securities	38,450	—	38,450	—
Other asset-backed securities	61,809	—	61,809	—
Corporate and other securities	422,021	—	422,021	—
Equity securities	88,097	87,417	—	680
Total investment securities	$1,243,220	$87,417	$1,155,123	$680

	As of December 31, 2017
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,791	$—	$1,791	$—
Obligations of states and political subdivisions	403,084	—	403,084	—
Residential mortgage-backed securities	222,766	—	222,766	—
Commercial mortgage-backed securities	39,369	—	39,369	—
Other asset-backed securities	72,613	—	72,613	—
Corporate and other securities	432,403	—	432,403	—
Equity securities	87,737	87,057	—	680
Total investment securities	$1,259,763	$87,057	$1,172,026	$680

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018 and 2017.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

Three Months Ended March 31,
	2018	2017
	Level 3	Level 3
	Fair Value	Fair Value
	Securities	Securities
Balance at beginning of period	$680	678
Net gains and losses included in earnings	—	—
Net gains included in other comprehensive income	—	—
Purchases	—	—
Sales	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$680	$678
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of Level 3 during the three months ended March 31, 2018 and 2017. The Company held one Level 3 security at March 31, 2018 and March 31, 2017.

As of March 31, 2018 and December 31, 2017, there were approximately $28,504 and $24,130, respectively, in a real estate investment trust (“REIT”).  The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient.  The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed.  The fair value was determined using the trust’s net asset value obtained from its audited financial statements.  The Company is required to submit a request 45 days before a quarter end to dispose of the security.

6.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Three Months Ended March 31,
	2018	2017
Reserves for losses and LAE at beginning of year	$574,054	$560,321
Less receivable from reinsurers related to unpaid losses and LAE	(83,085)	(83,724)
Net reserves for losses and LAE at beginning of year	490,969	476,597
Incurred losses and LAE, related to:
Current year	151,795	138,862
Prior years	(14,151)	(10,432)
Total incurred losses and LAE	137,644	128,430
Paid losses and LAE related to:
Current year	83,396	82,589
Prior years	52,510	40,135
Total paid losses and LAE	135,906	122,724
Net reserves for losses and LAE at end of period	492,707	482,303
Plus receivable from reinsurers related to unpaid losses and LAE	87,067	87,246
Reserves for losses and LAE at end of period	$579,774	$569,549

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

 At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $14,151 and $10,432 for the three months ended March 31, 2018 and 2017, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decreases in prior years reserves during the three months ended March 31, 2018 and 2017 are primarily composed of reductions in our retained automobile, retained homeowners and retained other lines reserves.

The Company's automobile lines of business reserves decreased for the three months ended March 31, 2018 and 2017, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

7.  Commitments and Contingencies

On December 15, 2015, the Company filed for arbitration with a reinsurer in regards to the reinsurance recoverable resulting from the 2015 winter storm losses that are admissible under our contract.  The total amount of recoverable in dispute, which was based on our total incurred loss, was $20,918 at December 31, 2017.  On January 8, 2018 the Company received a final order from a panel of arbitrators in which the reinsurer would pay the Company $9,200 for settlement of all paid and outstanding losses.  This amount has since been collected.  The remaining unrecovered amount of $11,718 was expensed in 2017.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  As of March 31, 2018, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at March 31, 2018 and December 31, 2017.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at March 31, 2018 and 2017.

 The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities. At March 31, 2018, the Company has the ability to borrow $273,189 using eligible invested assets that would be used as collateral.  The Company has no amounts outstanding from the FHLB-Boston at March 31, 2018 and at December 31, 2017.

9.  Income Taxes

Federal income tax expense for the three months ended March 31, 2018 and 2017 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.  The effective rate in 2018 was lower than the statutory rate primarily due to effects of tax-exempt investment income.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the three months ended March 31, 2018, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

 The Company’s U.S. federal tax returns for the years ended December 31, 2015, 2014 and 2013 respectively, were examined by the IRS. This examination related to the refund claim for the 2015 Net Operating Loss that was carried back to prior years, which triggered a review by the Joint Committee on Taxation.  No adjustments were noted as part of the examination. All tax years prior to 2014 are closed.

In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised.

On December 22, 2017, the TCJA was enacted, which significantly amends the Internal Revenue Code of 1986. The TCJA, among other things, reduces the corporate tax rate from a statutory rate of 35% to 21%, imposes additional limitations on net operating losses and executive compensation, allows for the full expensing of certain capital expenditures and enacts other changes impacting the insurance industry.  The March 31, 2018 and December 31, 2017 net deferred tax liability have been measured at the 21% tax rate.

The TCJA modified the provisions applicable to the determination of the tax basis of unpaid loss reserves.  These modifications impact the payment pattern and applicable interest rate.  The TCJA instructed the Treasury to provide discount factors and other guidance necessary to determine the necessary transition adjustment.  This information has not been released; accordingly, we have applied the law existing prior to the enactment of the TCJA.  These provisions had no effect on the Company’s net deferred tax liability or the total tax expense.

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

10.  Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31,  2018, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

No share purchases were made by the Company under the program during the three months ended March 31, 2018 and 2017.  As of March 31, 2018, the Company has purchased 2,279,570 shares at a cost of $83,835.

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

We are a leading provider of private passenger and commercial automobile insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 56.7% of our direct written premiums in 2017), we offer a portfolio of other insurance products, including commercial automobile (15.7% of 2017 direct written premiums), homeowners (22.7% of 2017 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.9% of 2017 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire, and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 892 in 1,107 locations throughout Massachusetts, New Hampshire and Maine during 2017. We have used these relationships and our extensive knowledge of the Massachusetts market to become second largest commercial automobile insurance carrier and the fourth largest private passenger automobile carrier in Massachusetts, capturing an approximate 15.6% and 9.3% share, respectively, of the Massachusetts commercial and private passenger automobile markets in 2017 according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”) based on automobile exposures. We are also the third largest homeowners insurance carrier in Massachusetts with a 7.3% share of the Massachusetts homeowners insurance market.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. The table below shows the amount of direct written premiums written in each state during the three months ended March 31, 2018.

	Three Months Ended March 31,
Direct Written Premiums	2018	2017
Massachusetts	$197,633	$193,639
New Hampshire	6,026	6,003
Maine	74	24
Total	$203,733	$199,666

Recent Trends and Events

For the quarter ended March 31, 2018, loss and loss adjustment expense incurred increased by $9,214, or 7.2%, to $137,644 from $128,430 for the comparable 2017 period due to winter weather activity.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2018 and 2017. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
New Hampshire Commercial Automobile	March 1, 2018	4.6%
New Hampshire Homeowner	December 1, 2017	3.9%
New Hampshire Private Passenger Automobile	December 1, 2017	4.2%
Massachusetts Homeowner	November 1, 2017	3.8%
Massachusetts Private Passenger Automobile	July 15, 2017	3.6%
Massachusetts Commercial Automobile	April 1, 2017	3.8%
New Hampshire Commercial Automobile	March 1, 2017	6.1%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2018	2017
GAAP ratios:
Loss ratio	71.7%	67.7%
Expense ratio	31.7	31.5
Combined ratio	103.4%	99.2%

Share-Based Compensation

Long-term incentive compensation is provided under the Company’s 2002 Management Omnibus Incentive Plan (“the Incentive Plan”) which provides for a variety of share-based compensation awards, including nonqualified stock options, incentive stock options, stock appreciation rights and restricted stock (“RS”) awards.

The maximum number of shares of common stock with respect to which awards may be granted is 2,500,000.  The Incentive Plan was amended in March of 2013 to remove “share recycling” plan provisions.  Hence, shares of stock covered by an award under the Incentive Plan that are forfeited are no longer available for issuance in connection with 2013 and future grants of awards.  At March 31, 2018, there were 137,968 shares available for future grant.  The Board of Directors and the Compensation Committee intend to issue more awards under the Incentive Plan in the future.

On April 2, 2018, our Board of Directors adopted the Safety Insurance Group, Inc. 2018 Long-Term Incentive Plan (“the 2018 Plan”), subject to shareholder approval. We have requested that the Company’s shareholders approve the 2018 Plan at the 2018 Annual Meeting of Shareholders, which will make 350,000 shares of common stock available for issuance to our employees and other eligible participants. The Company will not grant any awards under the 2018 Plan before approval by the shareholders of the Company.

A summary of share based awards granted under the Incentive Plan during the three months ended March 31, 2018 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share		Vesting Terms
RS - Service	February 26, 2018	34,451	$75.05	(1)	3 years, 30%-30%-40%
RS - Performance	February 26, 2018	31,668	$72.21	(2)	3 years, cliff vesting (4)
RS	February 26, 2018	5,000	$75.05	(1)	No vesting period (3)

(1)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.
(2)	The fair value per share of the restricted stock grant is equal to the performance-based restricted stock award calculation.
(3)	Board of Director members must maintain stock ownership equal to at least four times their annual retainer. This requirement must be met within five years of becoming a director.
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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage during 2018 that protects us in the event of a "137-year storm" (that is, a storm of a severity expected to occur once in a 137-year period).  We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan").

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

On December 15, 2015, the Company filed for arbitration with a reinsurer in regards to the reinsurance recoverable resulting from the 2015 winter storm losses that are admissible under our contract.  The total amount of recoverable in dispute, which was based on our total incurred loss, was $20,918 as of December 31, 2017.   On January 8, 2018 the Company received a final order from the panel of arbitrators in which the reinsurer would pay the Company $9,200 for settlement of all paid and outstanding losses.  This amount has since been collected.  The remaining unrecovered amount of $11,718 was expensed in 2017.

At March 31, 2018, we had $110,067 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

Effects of Inflation

We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Non-GAAP Measures

Management has included certain non-generally accepted accounting principles (“non-GAAP”) financial measures in presenting the Company’s results. Management believes that these non-GAAP measures better explain the Company’s results of operations and allow for a more complete understanding of the underlying trends in the Company’s business. These measures should not be viewed as a substitute for those determined in accordance with generally accepted accounting principles (“GAAP”). In addition, our definitions of these items may not be comparable to the definitions used by other companies.

Operating income and operating income per diluted share consist of our GAAP net income adjusted by the net realized gains (losses), net impairment losses on investments, changes in net unrealized gains (losses) on equity securities and taxes related thereto. The adjustment for net unrealized losses on equity securities is only applicable for 2018 due to the adoption of the accounting standard update referenced in Item 1 – Financial Statements, Note 2, Recent Accounting Pronouncements, of this Form 10-Q. Net income and earnings per diluted share are the GAAP financial measures that are most directly comparable to operating income and operating income per diluted share, respectively. A reconciliation of the GAAP financial measures to these non-GAAP measures is included in the 2018 financial highlights below.

 Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2018	2017
Direct written premiums	$203,733	$199,666
Net written premiums	$190,013	$190,870
Net earned premiums	$192,033	$189,711
Net investment income	10,531	9,095
Earnings from partnership investments	4,864	113
Net realized gains on investments	1,306	1,542
Change in net unrealized gains on equity investments	(3,482)	—
Finance and other service income	4,467	4,309
Total revenue	209,719	204,770
Loss and loss adjustment expenses	137,644	128,430
Underwriting, operating and related expenses	60,856	59,670
Interest expense	22	22
Total expenses	198,522	188,122
Income before income taxes	11,197	16,648
Income tax expense	2,072	4,629
Net income	$9,125	$12,019
Earnings per weighted average common share:
Basic	$0.60	$0.80
Diluted	$0.60	$0.79
Cash dividends paid per common share	$0.80	$0.70

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$9,125	$12,019
Exclusions from net income:
Net realized gains on investments	(1,306)	(1,542)
Change in net unrealized gains on equity investments	3,482	-
Income tax (expense) benefit	(457)	324
Non-GAAP Operating income	$10,844	$10,801

Net income per diluted share	$0.60	$0.79
Exclusions from net income:
Net realized gains on investments	(0.09)	(0.10)
Change in net unrealized gains on equity investments	0.23	-
Income tax (expense) benefit	(0.03)	0.03
Non-GAAP Operating income per diluted share	$0.71	$0.72

Direct Written Premiums. Direct written premiums for the three months ended March 31, 2018 increased by $4,067, or 2.0%, to $203,733 from $199,666 for the comparable 2017 period. The 2018 increase occurred primarily in our commercial automobile and homeowners lines of business.

Net Written Premiums. Net written premiums for the three months ended March 31, 2018 decreased by $857, or 0.4%, to $190,013 from $190,870 for the comparable 2017 period.

Net Earned Premiums.  Net earned premiums for the three months ended March 31, 2018 increased by $2,322, or 1.2%, to $192,033 from $189,711 for the comparable 2017 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2018	2017
Written Premiums
Direct	$203,733	$199,666
Assumed	7,948	8,592
Ceded	(21,668)	(17,388)
Net written premiums	$190,013	$190,870

Earned Premiums
Direct	$203,819	$199,254
Assumed	8,887	8,726
Ceded	(20,673)	(18,269)
Net earned premiums	$192,033	$189,711

Net Investment Income.   Net investment income for the three months ended March 31, 2018 increased by $1,436, or 15.8%, to $10,531 from $9,095 for the comparable 2017 period. The increase was a result of fixed maturity amortization and a larger invested asset base. Net effective annualized yield on the investment portfolio was 3.3% for the three months ended March 31, 2018 compared to 2.9% for the three months ended March 31, 2017. The investment portfolio’s duration was 3.8 years at March 31, 2018 compared to 3.7 years at December 31, 2017.

Earnings from Partnership Investments. Earnings from partnership investments was $4,864 for the three months ended March 31, 2018 compared to $113 for the comparable 2017 period.  The 2018 increase was related to investment appreciation and cash proceeds received as return on capital.

Net Realized Gains on Investments.  Net realized gains on investments was $1,306 for the three months ended March 31, 2018 compared to $1,542 for the comparable 2017 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of March 31, 2018
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,808	$—	$(39)	$—	$1,769
Obligations of states and political subdivisions	385,669	8,280	(2,741)	—	391,208
Residential mortgage-backed securities (1)	244,037	1,625	(5,796)	—	239,866
Commercial mortgage-backed securities	39,248	42	(840)	—	38,450
Other asset-backed securities	61,945	260	(396)	—	61,809
Corporate and other securities	424,537	3,971	(6,487)	—	422,021
Subtotal, fixed maturity securities	1,157,244	14,178	(16,299)	—	1,155,123
Equity securities (2)	98,696	19,369	(1,464)	—	116,601
Other invested assets (5)	24,883	—	—	—	24,883
Totals	$1,280,823	$33,547	$(17,763)	$—	$1,296,607

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities include interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 600 securities in an unrealized loss position at March 31, 2018.
(4)	Amounts in this column represent other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of March 31, 2018
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$241,635	20.9%
Aaa/Aa	384,550	33.3
A	229,515	19.9
Baa	135,008	11.7
Ba	62,069	5.4
B	78,514	6.8
Caa/Ca	8,299	0.7
D	214	—
Not rated	15,319	1.3
Total	$1,155,123	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of March 31, 2018, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2018.

	As of March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,769	$39	$—	$—	$1,769	$39
Obligations of states and political subdivisions	87,643	1,197	29,173	1,544	116,816	2,741
Residential mortgage-backed securities	165,938	4,120	37,321	1,676	203,259	5,796
Commercial mortgage-backed securities	26,383	341	7,802	499	34,185	840
Other asset-backed securities	30,429	323	7,984	73	38,413	396
Corporate and other securities	190,789	4,439	36,922	2,048	227,711	6,487
Subtotal, fixed maturity securities	502,951	10,459	119,202	5,840	622,153	16,299
Equity securities	16,881	1,054	2,220	410	19,101	1,464
Total temporarily impaired securities	$519,832	$11,513	$121,422	$6,250	$641,254	$17,763

The unrealized losses in the Company’s fixed income and equity portfolio as of March 31, 2018 were reviewed for potential other-than-temporary asset impairments. The Company held four debt securities at March 31, 2018 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment assessment.  The Company recognized no OTTI losses during the three months ended March 31, 2018 and March 31, 2017.

Specific qualitative analysis was also performed for securities appearing on our “Watch List”.  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The majority of these unrealized losses recorded on the investment portfolio at March 31, 2018 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Finance and Other Service Income.  Finance and other service income include revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income for the three months ended March 31, 2018 increased by $158, or 3.7%, to $4,467 from $4,309 for the comparable 2017 period.

 Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended March 31, 2018 increased by $9,214, or 7.2%, to $137,644 from $128,430 for the comparable 2017 period expense due to winter weather related activity.

Our GAAP loss ratio for the three months ended March 31, 2018 increased to 71.7% from 67.7% for the comparable 2017 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31, 2018 was 63.3% compared to 59.0% for the comparable 2017 period. Total prior year favorable development included in the pre-tax results for the three months ended March 31, 2018 was $14,151 compared to $10,432 for the comparable 2017 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended March 31, 2018 increased by $1,186, or 2.0%, to $60,856 from $59,670 for the comparable 2017 period. Our GAAP expense ratio for the three months ended March 31, 2018 increased to 31.7% from 31.5% for the comparable 2017 period.

Interest Expense.  Interest expense was $22 for the three months ended March 31, 2018 and 2017. The credit facility commitment fee included in interest expense was $19 for the three months ended March 31, 2018 and 2017.

Operating Income. Operating income was $10,844 for the three months ended March 31, 2018 compared to $10,801 for the comparable 2017 period. Increases in net earned premiums, net investment income, earnings from partnership investments and benefits from lower statutory federal income tax rates were partially offset by increases in loss and loss adjustment expense due to winter weather related activity.

Income Tax Expense.  Our effective tax rate was 18.5% and 27.8% for the quarter ended March 31, 2018 and 2017, respectively. The TCJA which became effective on December 22, 2017, reduced the corporate statutory tax rate from 35% to 21%. The effective tax rates for the quarters ended March 31, 2018 and 2017 were lower than the statutory rates primarily due to the effects of tax-exempt investment income.

Net Income.   Net income for the three months ended March 31, 2018 was $9,125 compared to net income of $12,019 for the comparable 2017 period.

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

Net cash used for operating activities was $1,994 during the three months ended March 31, 2018. Net cash provided by operating activities was $876 during the three months ended March 31, 2017. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  Net cash used for operating activities during the three months ended March 31, 2018 was the result of claims paid related to the increase in loss expense related to the winter weather activity. Positive operating cash flows are expected to continue in the future to meet our liquidity requirements.

Net cash used for investing activities was $2,544 during the three months ended March 31, 2018 compared to net cash provided by investing activities of $22,010 during the three months ended March 31, 2017. Fixed maturities, equity securities, and other invested assets purchased were $67,360 for the three months ended March 31, 2018 compared to $44,097 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $65,374 during the three months ended March 31, 2018 compared to $66,865 for the comparable prior year period.

Net cash used for financing activities was $12,340 and $10,697 during the three months ended March 31, 2018 and 2017, respectively.  Net cash used for financing activities is comprised of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2017, the statutory surplus of Safety Insurance was $617,577, and its statutory net income for 2017 was $57,982.  As a result, a maximum of $61,758 is available in 2018 for such dividends without prior approval of the Commissioner.  As a  result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $555,819 at December 31, 2017. During the three months ended March 31, 2018, Safety Insurance paid dividends to Safety of $11,617.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2018 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2018	March 1, 2018	March 15, 2018	$0.80	$12,326

On May 2, 2018, our Board approved and declared a quarterly cash dividend of $0.80 per share which will be paid on June 15, 2018 to shareholders of record on June 1, 2018. We plan to continue to declare and pay quarterly cash dividends in 2018, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31, 2018, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of March 31, 2018 and December 31, 2017, the Company had purchased 2,279,570 shares of common stock at a cost of $83,835.

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

Risk-Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations.  Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.  The risk-based capital law provides for four levels of regulatory action.  The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls.  As of December 31, 2017, the Insurance Subsidiaries had total adjusted capital of $617,577, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.  Minimum statutory capital and surplus, or company action level risk-based capital, was $171,988 at December 31, 2017.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $438,263 to $511,784 as of March 31, 2018.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $492,707 as of March 31, 2018.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2018.

	As of March 31, 2018
Line of Business	Low	Recorded	High
Private passenger automobile	$207,565	$230,824	$235,754
Commercial automobile	81,824	90,531	92,581
Homeowners	82,806	96,157	102,268
All other	66,068	75,195	81,181
Total	$438,263	$492,707	$511,784

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31, 2018.

	As of March 31, 2018
Line of Business	Case	IBNR	Total
Private passenger automobile	$251,763	$(21,276)	$230,487
CAR assumed private passenger auto	41	296	337
Commercial automobile	52,391	8,206	60,597
CAR assumed commercial automobile	15,267	14,667	29,934
Homeowners	71,162	14,304	85,466
FAIR Plan assumed homeowners	3,405	7,286	10,691
All other	42,494	32,701	75,195
Total net reserves for losses and LAE	$436,523	$56,184	$492,707

At March 31, 2018, our total IBNR reserves for our private passenger automobile line of business was comprised of ($41,299) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $20,023 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 49.0% of our total reserves for CAR assumed commercial automobile business as of March 31, 2018, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 68.2% of our total reserves for FAIR Plan assumed homeowners at March 31, 2018, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of March 31, 2018.

	As of March 31, 2018
Line of Business	Retained	Assumed	Net
Private passenger automobile	$230,487
CAR assumed private passenger automobile		$337
Net private passenger automobile			$230,824
Commercial automobile	60,597
CAR assumed commercial automobile		29,934
Net commercial automobile			90,531
Homeowners	85,466
FAIR Plan assumed homeowners		10,691
Net homeowners			96,157
All other	75,195	—	75,195
Total net reserves for losses and LAE	$451,745	$40,962	$492,707

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the three months ended

March 31, 2018, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $1,921.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $1,517 effect on net income, or $0.10 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31, 2018.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.   A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,610)	$(2,305)	$—
Estimated increase in net income	3,642	1,821	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,305)	—	2,305
Estimated increase (decrease) in net income	1,821	—	(1,821)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,305	4,610
Estimated decrease in net income	—	(1,821)	(3,642)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,212)	(606)	—
Estimated increase in net income	957	479	—
No Change in Severity
Estimated (decrease) increase in reserves	(606)	—	606
Estimated increase (decrease) in net income	479	—	(479)
+1 Percent Change in Severity
Estimated increase in reserves	—	606	1,212
Estimated decrease in net income	—	(479)	(957)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,709)	(855)	—
Estimated increase in net income	1,350	675	—
No Change in Severity
Estimated (decrease) increase in reserves	(855)	—	855
Estimated increase (decrease) in net income	675	—	(675)
+1 Percent Change in Severity
Estimated increase in reserves	—	855	1,709
Estimated decrease in net income	—	(675)	(1,350)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,504)	(752)	—
Estimated increase in net income	1,188	594	—
No Change in Severity
Estimated (decrease) increase in reserves	(752)	—	752
Estimated increase (decrease) in net income	594	—	(594)
+1 Percent Change in Severity
Estimated increase in reserves	—	752	1,504
Estimated decrease in net income	—	(594)	(1,188)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2018.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(3)	$3
Estimated increase (decrease) in net income	2	(2)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(299)	299
Estimated increase (decrease) in net income	236	(236)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(107)	107
Estimated increase (decrease) in net income	85	(85)

Reserve Development Summary

 The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $14,151 and $10,432 during the three months ended March 31, 2018 and 2017, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2018 and 2017.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Three Months Ended March 31,
Accident Year	2018	2017
2008 & prior	$(739)	$(193)
2009	(102)	(204)
2010	(636)	(313)
2011	(966)	(925)
2012	(1,695)	(1,320)
2013	(1,244)	(1,861)
2014	(1,842)	(4,639)
2015	(1,917)	(242)
2016	(4,135)	(735)
2017	(875)	—
All prior years	$(14,151)	$(10,432)

The decreases in prior years’ reserves during the three months ended March 31, 2018 and 2017 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2018 decrease is  composed of reductions of $8,026 in our retained private passenger automobile reserves, $1,194 in our retained commercial automobile reserves, $3,363 in our retained homeowners reserves and $1,260 in our retained other lines reserves.  The 2017 decrease is primarily composed of reductions of $5,137 in our retained private passenger automobile reserves, $1,188 in our retained commercial automobile reserves, $2,426 in our retained homeowners reserves and $1,770 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses March 31, 2018.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2008 & prior	$(300)	$(99)	$(58)	$(282)	$(739)
2009	—	1	(96)	(7)	(102)
2010	(434)	(12)	(190)	—	(636)
2011	(672)	(13)	(116)	(165)	(966)
2012	(1,317)	(98)	(280)	—	(1,695)
2013	(338)	(155)	(608)	(143)	(1,244)
2014	(249)	(479)	(785)	(329)	(1,842)
2015	(1,169)	(56)	(776)	84	(1,917)
2016	(3,248)	12	(528)	(371)	(4,135)
2017	(299)	59	(588)	(47)	(875)
All prior years	$(8,026)	$(840)	$(4,025)	$(1,260)	$(14,151)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the three months ended March 31, 2018 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2008 & prior	$(300)	$(99)	$(58)	$(282)	$(739)
2009	—	1	(96)	(7)	(102)
2010	(434)	3	(190)	—	(621)
2011	(672)	1	(116)	(165)	(952)
2012	(1,317)	(64)	(260)	—	(1,641)
2013	(338)	(177)	(566)	(143)	(1,224)
2014	(249)	(517)	(717)	(329)	(1,812)
2015	(1,169)	(55)	(678)	84	(1,818)
2016	(3,248)	(287)	(266)	(371)	(4,172)
2017	(299)	-	(416)	(47)	(762)
All prior years	$(8,026)	$(1,194)	$(3,363)	$(1,260)	$(13,843)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the three months ended March 31, 2018.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2008 & prior	$—	$—	$—	$—
2009	—	—	—	—
2010	—	(15)	—	(15)
2011	—	(14)	—	(14)
2012	—	(34)	(20)	(54)
2013	—	22	(42)	(20)
2014	—	38	(68)	(30)
2015	—	(1)	(98)	(99)
2016	—	299	(262)	37
2017	—	59	(172)	(113)
All prior years	$—	$354	$(662)	$(308)

Our private passenger automobile line of business prior year reserves decreased by $8,026 for the three months ended March 31, 2018.  The decrease was primarily due to improved retained private passenger results of $5,734 for the accident years 2012, 2015 and 2016.  The improved retained private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $840 for the three months ended March 31, 2018. The decrease was primarily due to improved commercial results of $732 for the accident years 2012 through 2014.

Our retained homeowners and our retained other lines of business prior year reserves decreased by $3,363 and $1,260, respectively for the three months ended March 31, 2018 due primarily to fewer IBNR claims than previously estimated.

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

Forward-looking statements are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements.  These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition.  Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us.  Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, the possibility that existing insurance-related laws and regulations will become further restrictive in the future, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC.  Refer to Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of March 31, 2018
Estimated fair value	$1,195,995	$1,155,123	$1,111,990
Estimated increase (decrease) in fair value	$40,872	$—	$(43,133)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At March 31,  2018, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2018, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings - Please see “Item 1 — Financial Statements - Note 7, Commitments and Contingencies.”

Item 1A.  Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2017 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31,  2018, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.  No share repurchases were made by the Company during the three months ended March 31, 2018.

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

May 4, 2018	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer