Form 10-Q
period 2018-06-30
SAFETY INSURANCE GROUP INC
filed 2018-08-03
CIK 1172052

the

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐  No ☒

As of July 31, 2018 there were 15,286,765 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,153,613 and $1,156,697)	$1,145,335	$1,172,026
Equity securities, at fair value (cost: $119,571 and $90,481)	134,764	111,867
Other invested assets	23,074	23,162
Total investments	1,303,173	1,307,055
Cash and cash equivalents	18,722	41,708
Accounts receivable, net of allowance for doubtful accounts	209,468	190,649
Receivable for securities sold	2,673	1,380
Accrued investment income	8,847	8,876
Taxes recoverable	2,735	908
Receivable from reinsurers related to paid loss and loss adjustment expenses	24,073	24,776
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	96,577	83,085
Ceded unearned premiums	36,950	32,175
Deferred policy acquisition costs	75,223	72,202
Deferred income taxes	2,307	—
Equity and deposits in pools	29,699	28,246
Other assets	19,879	16,219
Total assets	$1,830,326	$1,807,279

Liabilities
Loss and loss adjustment expense reserves	$579,791	$574,054
Unearned premium reserves	452,402	428,257
Accounts payable and accrued liabilities	53,269	60,701
Payable for securities purchased	7,226	4,188
Payable to reinsurers	22,361	13,801
Deferred income taxes	—	2,917
Other liabilities	18,809	22,345
Total liabilities	1,133,858	1,106,263

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,566,461 and 17,499,544 shares issued	176	175
Additional paid-in capital	192,495	189,714
Accumulated other comprehensive (loss) income, net of taxes	(6,540)	24,269
Retained earnings	594,172	570,693
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	696,468	701,016
Total liabilities and shareholders’ equity	$1,830,326	$1,807,279

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net earned premiums	$194,125	$192,824	$386,158	$382,535
Net investment income	10,188	9,715	20,719	18,810
Earnings from partnership investments	487	769	5,351	882
Net realized gains on investments	1,589	567	2,895	2,109
Change in net unrealized gains on equity investments	(2,711)	—	(6,193)	—
Finance and other service income	4,292	4,374	8,759	8,683
Total revenue	207,970	208,249	417,689	413,019

Losses and loss adjustment expenses	113,227	117,049	250,871	245,479
Underwriting, operating and related expenses	61,573	60,979	122,429	120,649
Interest expense	23	23	45	45
Total expenses	174,823	178,051	373,345	366,173

Income before income taxes	33,147	30,198	44,344	46,846
Income tax expense	6,331	9,093	8,403	13,722
Net income	$26,816	$21,105	$35,941	$33,124

Earnings per weighted average common share:
Basic	$1.77	$1.40	$2.37	$2.19
Diluted	$1.75	$1.39	$2.35	$2.18

Cash dividends paid per common share	$0.80	$0.70	$1.60	$1.40

Number of shares used in computing earnings per share:
Basic	15,090,435	15,020,028	15,068,321	15,000,127
Diluted	15,213,414	15,114,284	15,202,338	15,105,554

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$26,816	$21,105	$35,941	$33,124

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains during the period, net of income tax (benefit) expense of ($960), $2,542 , ($4,350) and $5,373 .	(3,610)	4,721	(16,363)	9,978
Reclassification adjustment for net realized gains on investments included in net income, net of income tax expense of ($334), ($199), ($608) and ($738).	(1,255)	(369)	(2,287)	(1,371)
Other comprehensive (loss) income, net of tax:	(4,865)	4,352	(18,650)	8,607

Comprehensive income	$21,951	$25,457	$17,291	$41,731

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2016	$174	$184,549	$15,843	$553,995	$(83,835)	$670,726
Net income, January 1 to June 30, 2017				33,124		33,124
Unrealized gains on securities available for sale, net of deferred federal income taxes			8,607			8,607
Restricted share awards issued	1	294				295
Recognition of employee share-based compensation, net of deferred federal income taxes		2,419				2,419
Dividends paid and accrued				(21,337)		(21,337)
Balance at June 30, 2017	$175	$187,262	$24,450	$565,782	$(83,835)	$693,834

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2017	$175	$189,714	$24,269	$570,693	$(83,835)	$701,016
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018			(16,895)	16,895		—
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018			4,736	(4,736)		—
Net income, January 1 to June 30, 2018				35,941		35,941
Unrealized losses on securities available for sale, net of deferred federal income taxes			(18,650)			(18,650)
Restricted share awards issued	1	375				376
Recognition of employee share-based compensation, net of deferred federal income taxes		2,406				2,406
Dividends paid and accrued				(24,621)		(24,621)
Balance at June 30, 2018	$176	$192,495	$(6,540)	$594,172	$(83,835)	$696,468

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$35,941	$33,124
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	2,858	3,453
Fixed Asset depreciation, net	2,367	2,226
Stock based compensation	2,782	2,714
Provision for deferred income taxes	(266)	2,951
Net realized (gains) on investments	(2,895)	(2,109)
Earnings from partnership investments	(2,492)	(882)
Change in net unrealized gains on equity investments	6,193	—
Changes in assets and liabilities:
Accounts receivable	(18,819)	(14,185)
Accrued investment income	29	387
Receivable from reinsurers	(12,789)	(17,746)
Ceded unearned premiums	(4,775)	(1,847)
Deferred policy acquisition costs	(3,021)	(3,414)
Taxes recoverable	(1,827)	(4,082)
Other assets	(6,425)	(3,340)
Loss and loss adjustment expense reserves	5,737	2,388
Unearned premium reserves	24,145	23,998
Taxes payable	—	(1,110)
Accounts payable and accrued liabilities	(7,535)	(12,789)
Payable to reinsurers	8,560	3,899
Other liabilities	(3,536)	3,545
Net cash provided by operating activities	24,232	17,181

Cash flows from investing activities:
Fixed maturities purchased	(141,063)	(83,014)
Equity securities purchased	(38,490)	(12,031)
Other invested assets purchased	(994)	(5,681)
Proceeds from sales and paydowns of fixed maturities	96,132	91,089
Proceeds from maturities, redemptions, and calls of fixed maturities	46,498	18,966
Proceed from sales of equity securities	12,663	11,652
Proceeds from other invested assets redeemed	3,609	203
Fixed assets purchased	(1,055)	(2,845)
Net cash (used for) provided by investing activities	(22,700)	18,339

Cash flows from financing activities:
Dividends paid to shareholders	(24,518)	(21,275)
Net cash used for financing activities	(24,518)	(21,275)

Net (decrease) increase in cash and cash equivalents	(22,986)	14,245
Cash and cash equivalents at beginning of year	41,708	20,052
Cash and cash equivalents at end of period	$18,722	$34,297

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

During the period ended June 30, 2018, we revised our March 31, 2018 Consolidated Statements of Comprehensive Income related to the adoption of two new accounting standards referenced in footnote 2 – Recent Accounting Pronouncements. The impact of the adoptions, which continue to appear on the Statement of Changes in Shareholders’ Equity, were originally included within Comprehensive Income and have since been removed.  The previously reported Other Comprehensive Loss as of March 31, 2018 of $25,944 has been revised to $13,785 and the Comprehensive Loss of $16,819 has been revised to $4,660 to correct for the presentation. The correction had no impact on the financial position, net income or cash flow.  These updated balances are reflected in this 10-Q Report for all periods presented and will be reflected in our future fillings.  Management evaluated the materiality of the revision from qualitative and quantitative perspectives, and concluded it was not material to its previously issued interim financial statements.

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

The financial information for the three and six months ended June 30,  2018 and 2017 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods.  The financial information as of December 31,  2017 is derived from the audited financial statements included in the Company's 2017 annual report on Form 10-K filed with the U.S. Securities and Exchange Commissions (“SEC”) on February 28, 2018.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASC update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement, and be treated as discrete items in the reporting period in which they occur. Additionally, excess tax benefits will be classified with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax withholding

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

purposes will be classified as a financing activity. Awards that are used to settle employee tax liabilities will be allowed to qualify for equity classification for withholdings up to the maximum statutory tax rates in applicable jurisdictions. Regarding forfeitures, a company can make an entity-wide accounting policy election to either continue estimating the number of awards that are expected to vest or account for forfeitures when they occur. The updated guidance was effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The impact of the adoption of ASU 2016-09 was not material to the Company’s financial position, results of operations or cash flows.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASC update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01: (1) requires equity investments (except those accounted for under the equity method or those that result in the consolidation of the investee) to be measured at fair value with changes in the fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (4) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the notes to the financial statements. These amendments were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the updated guidance effective January 1, 2018 which resulted in the recognition of $16,895 of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased AOCI by the same amount. At December 31, 2017, equity investments were classified as available-for-sale on the Company’s Consolidated Balance Sheets; however, upon adoption, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability as a Going Concern. ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements, and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. ASU 2014-15 was effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Management has assessed and concluded that there were no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements were issued.

In May 2014, the FASB issued as final, ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017 and allows early adoption. ASU 2014-09 allows for the use of either the retrospective or modified retrospective approach of

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

adoption. The Company adopted the updated guidance effective January 1, 2018 using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

3.  Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period.  Diluted earnings per share amounts are based on the weighted average number of common shares including non-vested performance stock grants.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$26,816	$21,105	$35,941	$33,124
Allocation of income for participating shares	(160)	(130)	(217)	(212)
Net income from continuing operations attributed to common shareholders	$26,656	$20,975	$35,724	$32,912
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	15,180,768	15,113,414	15,160,017	15,096,642
Less: weighted average participating shares	(90,333)	(93,386)	(91,696)	(96,515)
Basic earnings per share denominator	15,090,435	15,020,028	15,068,321	15,000,127
Common equivalent shares- non-vested performance stock grants	122,979	94,256	134,017	105,427
Diluted earnings per share denominator	15,213,414	15,114,284	15,202,338	15,105,554

Basic earnings per share	$1.77	$1.40	$2.37	$2.19
Diluted earnings per share	$1.75	$1.39	$2.35	$2.18

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$1.77	$1.40	$2.37	$2.19
Dividends declared	(0.80)	(0.70)	(1.60)	(1.40)
Undistributed earnings	$0.97	$0.70	$0.77	$0.79

Net income from continuing operations attributable to common shareholders -Diluted	$1.75	$1.39	$2.35	$2.18
Dividends declared	(0.80)	(0.70)	(1.60)	(1.40)
Undistributed earnings	$0.95	$0.69	$0.75	$0.78

There were no anti-dilutive shares related to non vested performance stock grants for the three and six months ended June 30,  2018. There were 38 anti-dilutive shares related to non vested performance stock grants for the six months ended June 30,  2017.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

4.  Share-Based Compensation

2018 Long Term Incentive Plan

On April 2, 2018, the Company’s Board of Directors adopted the Safety Insurance Group, Inc. 2018 Long-Term Incentive Plan (“the 2018 Plan”), which was subsequently approved by our shareholders at the 2018 Annual Meeting of Shareholders. The 2018 Plan enables the grant of stock awards, performance shares, cash-based performance units, other stock-based awards, stock options, stock appreciation rights, and stock unit awards, each of which may be granted separately or in tandem with other awards. Eligibility to participate includes officers, directors, employees and other individuals who provide bona fide services to the Company. The 2018 Plan supersedes the Company’s 2002 Management Omnibus Incentive Plan (“the 2002 Incentive Plan”).

The 2018 Plan establishes an initial pool of 350,000 shares of common stock available for issuance to our employees and other eligible participants. The Board of Directors and the Compensation Committee intend to issue awards under the 2018 Plan in the future.

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000.   No further grants will be allowed under the 2002 Incentive Plan and there have been  no grants issued under the 2018 Plan during the current year. At June 30,  2018, there were 350,000 shares available for future grant.

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

The following table summarizes restricted stock activity under the previously existing Incentive Plan during the six months ended June 30,  2018 assuming a target payout for the 2018 performance-based shares.

	Shares	Weighted	Performance-based	Weighted
	Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	93,086	$63.13	105,660	$62.75
Granted	39,451	75.05	31,668	72.21
Vested and unrestricted	(42,204)	62.36	(27,003)	61.48
Forfeited	—	—	(4,202)	61.48
Outstanding at end of period	90,333	$68.67	106,123	$66.79

 As of June 30,  2018, there was $8,438 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years.  The total fair value of the shares that were vested and unrestricted during the six months ended June 30, 2018 and 2017 was $4,292 and $3,308, respectively.  For the six months ended June 30, 2018 and 2017, the Company recorded compensation expense related to restricted stock of $2,198 and $1,764, net of income tax benefits of $584 and $950, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of June 30, 2018
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,808	$—	$(45)	$—	$1,763
Obligations of states and political subdivisions	344,298	7,077	(2,407)	—	348,968
Residential mortgage-backed securities (1)	253,277	1,333	(6,583)	—	248,027
Commercial mortgage-backed securities	40,750	5	(1,164)	—	39,591
Other asset-backed securities	57,598	127	(381)	—	57,344
Corporate and other securities	455,882	2,592	(8,832)	—	449,642
Subtotal, fixed maturity securities	1,153,613	11,134	(19,412)	—	1,145,335
Equity securities (2)	119,571	17,827	(2,634)	—	134,764
Other invested assets (5)	23,074	—	—	—	23,074
Totals	$1,296,258	$28,961	$(22,046)	$—	$1,303,173

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

(2)	Equity securities included interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 724 and 367 securities in an unrealized loss position at June 30, 2018 and December 31, 2017, respectively.
(4)	Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2018
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$23,692	$23,642
Due after one year through five years	292,016	293,214
Due after five years through ten years	281,678	278,465
Due after ten years through twenty years	200,523	201,107
Due after twenty years	4,080	3,943
Asset-backed securities	351,624	344,964
Totals	$1,153,613	$1,145,335

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross realized gains
Fixed maturity securities	$383	$384	$518	$957
Equity securities	1,851	264	3,495	1,379
Gross realized losses				\
Fixed maturity securities	(595)	(71)	(679)	(179)
Equity securities	(50)	(10)	(439)	(48)
Net realized gains on investments	$1,589	$567	$2,895	$2,109

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

The following tables as of June 30,  2018 and December 31,  2017 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,763	$45	$—	$—	$1,763	$45
Obligations of states and political subdivisions	92,947	1,040	25,446	1,367	118,393	2,407
Residential mortgage-backed securities	166,747	4,149	53,034	2,434	219,781	6,583
Commercial mortgage-backed securities	30,353	586	7,715	578	38,068	1,164
Other asset-backed securities	20,102	262	15,416	119	35,518	381
Corporate and other securities	266,530	6,406	34,144	2,426	300,674	8,832
Subtotal, fixed maturity securities	578,442	12,488	135,755	6,924	714,197	19,412
Equity securities	46,880	2,324	2,005	310	48,885	2,634
Total temporarily impaired securities	$625,322	$14,812	$137,760	$7,234	$763,082	$22,046

	As of December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,791	$18	$—	$—	$1,791	$18
Obligations of states and political subdivisions	19,603	152	30,018	814	49,621	966
Residential mortgage-backed securities	126,713	1,724	39,638	1,119	166,351	2,843
Commercial mortgage-backed securities	5,457	30	8,027	284	13,484	314
Other asset-backed securities	25,769	167	18,270	58	44,039	225
Corporate and other securities	94,863	1,189	36,440	1,262	131,303	2,451
Subtotal, fixed maturity securities	274,196	3,280	132,393	3,537	406,589	6,817
Equity securities	4,730	361	2,420	248	7,150	609
Total temporarily impaired securities	$278,926	$3,641	$134,813	$3,785	$413,739	$7,426

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The unrealized losses in the Company’s fixed income and equity portfolio as of June 30,  2018 were reviewed for potential other-than-temporary asset impairments. As a result of the analysis, the Company recognized no OTTI losses during the three months and six months ended June 30, 2018 and 2017.

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

The qualitative analysis performed by the Company concluded that outside of the securities that were recognized through OTTI, the unrealized losses recorded on the investment portfolio at June 30,  2018 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

The following table summarizes the credit loss recognized in earnings related to fixed maturity securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Credit losses on fixed maturity securities, beginning of period	$616	$988	$892	$1,094
Add: credit losses on OTTI not previously recognized	—	—	—	-
Less: credit losses on securities sold	—	—	(276)	(106)
Less: credit losses on securities impaired due to intent to sell	—	—	—	-
Add: credit losses on previously impaired securities	—	—	—	-
Less: increases in cash flows expected on previously impaired securities	—	—	-	-
Credit losses on fixed maturity securities, end of period	$616	$988	$616	$988

At June 30,  2018 and December 31,  2017, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest on fixed maturity securities	$9,645	$9,515	$19,754	$18,349
Dividends on equity securities	848	662	1,633	1,322
Equity in earnings of other invested assets	384	171	725	408
Interest on other assets	23	21	45	43
Total investment income	10,900	10,369	22,157	20,122
Investment expenses	712	654	1,438	1,312
Net investment income	$10,188	$9,715	$20,719	$18,810

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.  With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of June 30,  2018. There were no significant changes to the valuation process during the six months ended June 30,  2018. As of June 30,  2018 and December 31,  2017, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

At June 30, 2018 and December 31, 2017, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,145,335 and $1,172,026, respectively.  We have no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of June 30, 2018
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,763	$—	$1,763	$—
Obligations of states and political subdivisions	348,968	—	348,968	—
Residential mortgage-backed securities	248,027	—	248,027	—
Commercial mortgage-backed securities	39,591	—	39,591	—
Other asset-backed securities	57,344	—	57,344	—
Corporate and other securities	449,642	—	449,642	—
Equity securities	103,418	102,738	—	680
Total investment securities	$1,248,753	$102,738	$1,145,335	$680

	As of December 31, 2017
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,791	$—	$1,791	$—
Obligations of states and political subdivisions	403,084	—	403,084	—
Residential mortgage-backed securities	222,766	—	222,766	—
Commercial mortgage-backed securities	39,369	—	39,369	—
Other asset-backed securities	72,613	—	72,613	—
Corporate and other securities	432,403	—	432,403	—
Equity securities	87,737	87,057	—	680
Total investment securities	$1,259,763	$87,057	$1,172,026	$680

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30,  2018 and 2017.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$680	678	$680	$678
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	—	2	—	2
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$680	$680	$680	$680
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of Level 3 during the six months ended June 30,  2018 and 2017. The Company held one Level 3 security at June 30,  2018 and June 30,  2017.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

As of June 30, 2018 and December 31,  2017, there were approximately $31,346 and $24,130, respectively, in a real estate investment trust (“REIT”).  The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient.  The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed.  The fair value was determined using the trust’s net asset value obtained from its quarterly financial statements.  The Company is required to submit a request 45 days before a quarter end to dispose of the security.

6.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Six Months Ended June 30,
	2018	2017
Reserves for losses and LAE at beginning of year	$574,054	$560,321
Less receivable from reinsurers related to unpaid losses and LAE	(83,085)	(83,724)
Net reserves for losses and LAE at beginning of year	490,969	476,597
Incurred losses and LAE, related to:
Current year	277,171	265,886
Prior years	(26,300)	(20,407)
Total incurred losses and LAE	250,871	245,479
Paid losses and LAE related to:
Current year	122,612	126,073
Prior years	136,014	121,931
Total paid losses and LAE	258,626	248,004
Net reserves for losses and LAE at end of period	483,214	474,072
Plus receivable from reinsurers related to unpaid losses and LAE	96,577	88,637
Reserves for losses and LAE at end of period	$579,791	$562,709

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $26,300 and $20,407 for the six months ended June 30, 2018 and 2017, respectively, and resulted from re-estimations of prior year’s ultimate loss and LAE liabilities.  The decreases in prior years reserves during the six months ended June 30,  2018 and 2017, are primarily composed of reductions in our retained automobile and retained homeowners reserves.

 The Company's automobile lines of business reserves decreased for the six months ended June 30, 2018 and 2017, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  As of June 30, 2018, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at June 30, 2018 and December 31, 2017.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at June 30, 2018 and 2017.

 The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities.  At June 30,  2018, the Company has the ability to borrow $271,016 using eligible invested assets that would be used as collateral.  The Company has no amounts outstanding from the FHLB-Boston at June 30,  2018 and at December 31, 2017.

9.  Income Taxes

Federal income tax expense for the six months ended June 30, 2018 and 2017 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.  The effective rate in 2018 was lower than the statutory rate primarily due to effects of tax-exempt investment income.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

During the six months ended June 30, 2018, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

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

On December 22, 2017, the TCJA was enacted, which significantly amends the Internal Revenue Code of 1986. The TCJA, among other things, reduces the corporate tax rate from a statutory rate of 35% to 21%, imposes additional limitations on net operating losses and executive compensation, allows for the full expensing of certain capital expenditures and enacts other changes impacting the insurance industry.  The June 30, 2018 net deferred tax asset and December 31, 2017 net deferred tax liability have been measured at the 21% tax rate.

The TCJA modified the provisions applicable to the determination of the tax basis of unpaid loss reserves.  These modifications impact the payment pattern and applicable interest rate.  The TCJA instructed the Treasury to provide discount factors and other guidance necessary to determine the necessary transition adjustment.  This information has not been released; accordingly, we have applied the law existing prior to the enactment of the TCJA.  These provisions had no effect on the Company’s net deferred tax liability or the total tax expense at December 31, 2017.

SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (which we refer to as “SAB 118”) describes three scenarios associated with a company’s status of accounting for income tax reform. Under the SAB 118 guidance, we have determined that we are able to make reasonable estimates for certain effects of tax reform.  We are continuing to evaluate the accounting impactions of the TCJA as we continue to assemble and analyze all the information required to prepare and analyze these effects and await additional guidance from the U.S. Treasury Department, IRS or other standard-setting bodies.  Additionally, we continue to analyze other information and regulatory guidance and accordingly we may record additional provisional amounts or adjustments to provisional amounts in future periods.

10.  Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of June 30,  2018, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

No share purchases were made by the Company under the program during the six months ended June 30, 2018 and 2017.  As of June 30, 2018, the Company has purchased 2,279,570 shares at a cost of $83,835.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

11.  Subsequent Event

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

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. The table below shows the amount of direct written premiums written in each state during the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
Direct Written Premiums	2018	2017	2018	2017
Massachusetts	$225,556	$219,987	$423,189	$413,627
New Hampshire	7,378	7,023	13,403	13,025
Maine	116	38	191	62
Total	$233,050	$227,048	$436,783	$426,714

Recent Trends and Events

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2018 and 2017. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
Massachusetts Private Passenger Automobile	September 1, 2018	2.3%
Massachusetts Commercial Automobile	June 1, 2018	3.7%
New Hampshire Commercial Automobile	March 1, 2018	4.6%
New Hampshire Homeowner	December 1, 2017	3.9%
New Hampshire Private Passenger Automobile	December 1, 2017	4.2%
Massachusetts Homeowner	November 1, 2017	3.8%
Massachusetts Private Passenger Automobile	July 15, 2017	3.6%
Massachusetts Commercial Automobile	April 1, 2017	3.8%
New Hampshire Commercial Automobile	March 1, 2017	6.1%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
GAAP ratios:
Loss ratio	58.3%	60.7%	65.0%	64.2%
Expense ratio	31.7	31.6	31.7	31.5
Combined ratio	90.0%	92.3%	96.7%	95.7%

Share-Based Compensation

On April 2, 2018, the Company’s Board of Directors adopted the Safety Insurance Group, Inc. 2018 Long-Term Incentive Plan (“the 2018 Plan”), which was subsequently approved by our shareholders at the 2018 Annual Meeting of Shareholders. The 2018 Plan enables the grant of stock awards, performance shares, cash based performance units, other stock based awards, stock options, stock appreciation rights, and stock unit awards, each of which may be granted separately or in tandem with other awards. Eligibility to participate includes officers, directors, employees and other individuals who provide bona fide services to the Company. The 2018 Plan supersedes the Company’s 2002 Management Omnibus Incentive Plan (“the 2002 Incentive Plan”).

The 2018 Plan establishes an initial pool of 350,000 shares of common stock available for issuance to our employees and other eligible participants. The Board of Directors and the Compensation Committee intend to issue awards under the 2018 Plan in the future.

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000.  No further grants will be allowed under the 2002 Incentive Plan and there have been no grants issued under the 2018 Plan during the current year. At June 30, 2018 , there were 350,000 shares available for future grant.

A summary of share based awards granted under the previously existing Incentive Plan during the six months ended June 30,  2018 is as follows:

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

In addition to the above mentioned reinsurance programs, we are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts.  We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts.  The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses.  On July 1, 2018, the FAIR Plan purchased $2,000,000 of catastrophe reinsurance for property losses with retention of $100,000.

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

At June 30,  2018, we also had $116,514 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

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

Non-GAAP operating income and non-GAAP operating income per diluted share consist of our GAAP net income adjusted by the net realized gains (losses), net impairment losses on investments, changes in net unrealized gains (losses) on equity securities and taxes related thereto. The adjustment for net unrealized gains and losses on equity securities is only applicable for 2018 due to the adoption of the accounting standard update referenced in Item 1 – Financial Statements, Note 2, Recent Accounting Pronouncements, of this Form 10-Q. Net income and earnings per diluted share are the GAAP financial measures that are most directly comparable to non-GAAP operating income and non-GAAP operating income per diluted share, respectively. A reconciliation of the GAAP financial measures to these non-GAAP measures is included in the 2018 financial highlights below.

Results of Operations

Six Months Ended June 30,  2018 Compared to Six Months Ended June 30,  2017

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Direct written premiums	$233,050	$227,048	$436,783	$426,714
Net written premiums	$215,515	$213,816	$405,528	$404,686
Net earned premiums	$194,125	$192,824	$386,158	$382,535
Net investment income	10,188	9,715	20,719	18,810
Earnings from partnership investments	487	769	5,351	882
Net realized gains on investments	1,589	567	2,895	2,109
Change in net unrealized gains on equity investments	(2,711)	—	(6,193)	—
Finance and other service income	4,292	4,374	8,759	8,683
Total revenue	207,970	208,249	417,689	413,019
Loss and loss adjustment expenses	113,227	117,049	250,871	245,479
Underwriting, operating and related expenses	61,573	60,979	122,429	120,649
Interest expense	23	23	45	45
Total expenses	174,823	178,051	373,345	366,173
Income before income taxes	33,147	30,198	44,344	46,846
Income tax expense	6,331	9,093	8,403	13,722
Net income	$26,816	$21,105	$35,941	$33,124
Earnings per weighted average common share:
Basic	$1.77	$1.40	$2.37	$2.19
Diluted	$1.75	$1.39	$2.35	$2.18
Cash dividends paid per common share	$0.80	$0.70	$1.60	$1.40

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$26,816	$21,105	$35,941	$33,124
Exclusions from net income:
Net realized gains on investments	(1,589)	(567)	(2,895)	(2,109)
Change in net unrealized gains on equity investments	2,711	-	6,193	-
Income tax (expense) benefit	(236)	198	(693)	738
Non-GAAP Operating income	$27,702	$20,736	$38,546	$31,753

Net income per diluted share	$1.75	$1.39	$2.35	$2.18
Exclusions from net income:
Net realized gains on investments	(0.10)	(0.04)	(0.19)	(0.14)
Change in net unrealized gains on equity investments	0.18	-	0.41	-
Income tax (expense) benefit	(0.02)	0.02	(0.05)	0.05
Non-GAAP Operating income per diluted share	$1.81	$1.37	$2.52	$2.09

Direct Written Premiums. Direct written premiums for the three months ended June 30, 2018 increased by $6,002, or 2.6%, to $233,050 from $227,048 for the comparable 2017 period. Direct written premiums for the six months ended June 30,  2018 increased by $10,069, or 2.4%, to $436,783 from $426,714 for the comparable 2017 period. The 2018 increase occurred in our commercial passenger automobile and homeowners lines of business.

Net Written Premiums. Net written premiums for the three months ended June 30, 2018 increased by $1,699, or 0.8%, to $215,515 from $213,816 for the comparable 2017 period. Net written premiums for the six months ended June 30,  2018 increased by $842, or 0.2%, to $405,528 from $404,686 for the comparable 2017 period.

Net Earned Premiums.  Net earned premiums for the three months ended June 30,  2018 increased by $1,301, or 0.7%, to $194,125 from $192,824 for the comparable 2017 period. Net earned premiums for the six months ended June 30,  2018 increased by $3,623, or 0.9%, to $386,158 from $382,535 for the comparable 2017 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Written Premiums
Direct	$233,050	$227,048	$436,783	$426,714
Assumed	8,297	8,443	16,245	17,035
Ceded	(25,832)	(21,675)	(47,500)	(39,063)
Net written premiums	$215,515	$213,816	$405,528	$404,686

Earned Premiums
Direct	$208,297	$203,785	$412,116	$403,039
Assumed	7,880	7,986	16,767	16,712
Ceded	(22,052)	(18,947)	(42,725)	(37,216)
Net earned premiums	$194,125	$192,824	$386,158	$382,535

Net Investment Income.  Net investment income for the three months ended June 30,  2018 increased by $473, or 4.9%, to $10,188 from $9,715 for the comparable 2017 period. Net investment income for the six months ended June 30,  2018 increased by $1,909, or 10.1%, to $20,719 from $18,810 for the comparable 2017 period.  The increase is a result of fixed maturity amortization and an increase in the average invested asset balance compared to the prior year. Net effective annualized yield on the investment portfolio was 3.2% for the three months ended June 30,  2018 compared to 3.1% for the six months ended June 30, 2017. Net effective annualized yield on the investment portfolio was 3.2% for the six months ended June 30, 2018 compared to 3.0% for the six months ended June 30, 2017. The investment portfolio’s duration was 3.9 years at June 30,  2018 compared to 3.7 years at December 31, 2017.

Earnings from Partnership Investments. Earnings from partnership investments was $487 for the three months ended June 30,  2018 compared to $769 for the comparable 2017 period. Earnings from partnership investments was $5,351 for the six months ended June 30,  2018 compared to $882 for the comparable 2017 period. The 2018 increase was related to investment appreciation and cash proceeds received as return on capital.

Net Realized Gains on Investments.  Net realized gains on investments was $1,589 for the three months ended June 30,  2018 compared to net realized gains of $567 for the comparable 2017 period. Net realized gains on investments was $2,895 for the six months ended June 30,  2018 compared to net realized gains of $2,109 for the comparable 2017 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of June 30, 2018
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,808	$—	$(45)	$—	$1,763
Obligations of states and political subdivisions	344,298	7,077	(2,407)	—	348,968
Residential mortgage-backed securities (1)	253,277	1,333	(6,583)	—	248,027
Commercial mortgage-backed securities	40,750	5	(1,164)	—	39,591
Other asset-backed securities	57,598	127	(381)	—	57,344
Corporate and other securities	455,882	2,592	(8,832)	—	449,642
Subtotal, fixed maturity securities	1,153,613	11,134	(19,412)	—	1,145,335
Equity securities (2)	119,571	17,827	(2,634)	—	134,764
Other invested assets (5)	23,074	—	—	—	23,074
Totals	$1,296,258	$28,961	$(22,046)	$—	$1,303,173

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities include interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 724 securities in an unrealized loss position at June 30, 2018.
(4)	Amounts in this column represent other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of June 30, 2018
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$249,790	21.8%
Aaa/Aa	343,602	30.0
A	234,116	20.4
Baa	153,218	13.4
Ba	57,908	5.1
B	79,823	7.0
Caa/Ca	8,321	0.7
Not rated	18,557	1.6
Total	$1,145,335	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of June 30,  2018, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30,  2018.

	As of June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,763	$45	$—	$—	$1,763	$45
Obligations of states and political subdivisions	92,947	1,040	25,446	1,367	118,393	2,407
Residential mortgage-backed securities	166,747	4,149	53,034	2,434	219,781	6,583
Commercial mortgage-backed securities	30,353	586	7,715	578	38,068	1,164
Other asset-backed securities	20,102	262	15,416	119	35,518	381
Corporate and other securities	266,530	6,406	34,144	2,426	300,674	8,832
Subtotal, fixed maturity securities	578,442	12,488	135,755	6,924	714,197	19,412
Equity securities	46,880	2,324	2,005	310	48,885	2,634
Total temporarily impaired securities	$625,322	$14,812	$137,760	$7,234	$763,082	$22,046

The unrealized losses in the Company’s fixed income and equity portfolio as of June 30, 2018 were reviewed for potential other-than-temporary asset impairments.  The Company recognized no OTTI losses during the six months ended June 30, 2018 and June 30, 2017.

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

The majority of these unrealized losses recorded on the investment portfolio at June 30,  2018 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For more information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Finance and Other Service Income.  Finance and other service income include revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income for the three months ended June 30, 2018 decreased by $82, or 1.9%, to $4,292 from $4,374 for the comparable 2017 period. Finance and other service income for the six months ended June 30,  2018 increased by $76, or 0.9%, to $8,759 from $8,683 for the comparable 2017 period.

 Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended June 30,  2018 decreased by $3,822, or 3.3%, to $113,227 from $117,049 for the comparable 2017 period. Losses and loss adjustment expenses incurred for the six months ended June 30, 2018 increased by $5,392, or 2.2%, to $250,871 from $245,479 for the comparable 2017 period.

Our GAAP loss ratio for the three months ended June 30,  2018 decreased to 58.3% from 60.7% for the comparable 2017 period.  Our GAAP loss ratio for the six months ended June 30,  2018 increased to 65.0% from 64.2% for the comparable 2017 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended June 30,  2018 was 51.1% compared to 53.1% for the comparable 2017 period. Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30,  2018 was 57.2% compared to 56.0% for the comparable 2017 period. Total prior year favorable development included in the pre-tax results for the six months ended June 30, 2018 was $12,149 compared to $9,975 for the comparable 2017 period. Total prior year favorable development included in the pre-tax results for the six months ended June 30, 2018 was $26,300 compared to $20,407 for the comparable 2017 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended June 30,  2018 increased by $594, or 1.0%, to $61,573 from $60,979 for the comparable 2017 period. Underwriting, operating and related expenses for the six months ended June 30,  2018 increased by $1,780, or 1.5%, to $122,429 from $120,649 for the comparable 2017 period. Our GAAP expense ratio for the three months ended June 30,  2018 increased to 31.7% from 31.6% for the comparable 2017 period. Our GAAP expense ratio for the six months ended June 30,  2018 increased to 31.7% from 31.5% for the comparable 2017 period.

Interest Expense.  Interest expense was $23 for the three months ended June 30,  2018 and 2017. Interest expense was $45 for the six months ended June 30,  2018 and 2017. The credit facility commitment fee included in interest expense was $37 for the six months ended June 30,  2018 and 2017.

Income Tax Expense.  Our effective tax rate was 19.1% and 30.1% for the three months ended June 30,  2018 and 2017, respectively. Our effective tax rate was 18.9% and 29.3% for the six months ended  June 30,  2018 and 2017, respectively. The TCJA which became effective on December 22, 2017, reduced the corporate statutory tax rate from 35% to 21%. The effective tax rates for the three and six months ended June 30, 2018 and 2017 were lower than the statutory rates primarily due to the effects of tax-exempt investment income.

Net Income.   Net income for the three months ended June 30,  2018 was $26,816 compared to net income of $21,105 for the comparable 2017 period. Net income for the six months ended June 30,  2018 was $35,941 compared to net income of $33,124 for the comparable 2017 period.

Non-GAAP Operating Income. Non-GAAP operating income as defined above was $27,702 for the three months ended June 30,  2018 compared to $20,736 for the comparable 2017 period. Non-GAAP operating income was $38,546 for the six months ended June 30,  2018 compared to $31,753 for the comparable 2017 period. Increases in net earned premiums, net investment income, earnings from partnership investments and benefits from lower statutory federal income tax rates were partially offset by increases in loss and loss adjustment expense.

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

Net cash provided by operating activities was $24,232 and $17,181 during the six months ended 2018 and 2017, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  Positive operating cash flows are expected to continue in the future to meet our liquidity requirements.

Net cash used for investing activities was $22,700 during the six months ended June 30,  2018 compared to net cash provided by investing activities of $18,339 during the six months ended June 30, 2017.  Fixed maturities, equity securities, and other invested assets purchased were $180,547 for the six months ended June 30, 2018 compared to $100,726 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $158,902 during the six months ended June 30,  2018 compared to $121,910 for the comparable prior year period.

Net cash used for financing activities was $24,518 and $21,275 during the six months ended June 30, 2018 and 2017, respectively.  Net cash used for financing activities is comprised of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2017, the statutory surplus of Safety Insurance was $617,577, and its statutory net income for 2017 was $57,982.  As a result, a maximum of $61,758 is available in 2018 for such dividends without prior approval of the Commissioner.  As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $555,819 at December 31, 2017. During the six months ended June 30, 2018, Safety Insurance paid dividends to Safety of $23,004.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2018 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2018	March 1, 2018	March 15, 2018	$0.80	$12,326
May 2, 2018	June 1, 2018	June 15, 2018	$0.80	$12,295

On August 1, 2018, our Board approved and declared a dividend of $0.80 per share which will be paid on September 14, 2018 to shareholders of record on September 4, 2018. We plan to continue to declare and pay quarterly cash dividends in 2018, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of June 30,  2018, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of June 30, 2018 and December 31, 2017, the Company had purchased 2,279,570 shares of common stock at a cost of $83,835.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $429,870 to $504,503 as of June 30, 2018.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $483,214 as of June 30,  2018.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2018.

	As of June 30, 2018
Line of Business	Low	Recorded	High
Private passenger automobile	$204,956	$227,509	$235,121
Commercial automobile	82,768	91,791	93,825
Homeowners	76,577	89,399	97,269
All other	65,569	74,515	78,288
Total	$429,870	$483,214	$504,503

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of June 30,  2018.

	As of June 30, 2018
Line of Business	Case	IBNR	Total
Private passenger automobile	$253,434	$(26,257)	$227,177
CAR assumed private passenger auto	18	314	332
Commercial automobile	52,347	8,324	60,671
CAR assumed commercial automobile	16,178	14,942	31,120
Homeowners	68,567	10,237	78,804
FAIR Plan assumed homeowners	3,047	7,548	10,595
All other	43,990	30,525	74,515
Total net reserves for losses and LAE	$437,581	$45,633	$483,214

At June 30,  2018, our total IBNR reserves for our private passenger automobile line of business was comprised of ($46,663) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $20,406 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 48.0% of our total reserves for CAR assumed commercial automobile business as of June 30, 2018, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 71.2% of our total reserves for FAIR Plan assumed homeowners at June 30, 2018, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of June 30,  2018.

	As of June 30, 2018
Line of Business	Retained	Assumed	Net
Private passenger automobile	$227,177
CAR assumed private passenger automobile		$332
Net private passenger automobile			$227,509
Commercial automobile	60,671
CAR assumed commercial automobile		31,120
Net commercial automobile			91,791
Homeowners	78,804
FAIR Plan assumed homeowners		10,595
Net homeowners			89,399
All other	74,515	—	74,515
Total net reserves for losses and LAE	$441,167	$42,047	$483,214

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the six months ended June 30, 2018, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $3,862.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $3,051 effect on net income, or $0.20 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the six months ended June 30,  2018.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.

A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,544)	$(2,272)	$—
Estimated increase in net income	3,590	1,795	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,272)	—	2,272
Estimated increase (decrease) in net income	1,795	—	(1,795)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,272	4,544
Estimated decrease in net income	—	(1,795)	(3,590)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,213)	(607)	—
Estimated increase in net income	958	480	—
No Change in Severity
Estimated (decrease) increase in reserves	(607)	—	607
Estimated increase (decrease) in net income	480	—	(480)
+1 Percent Change in Severity
Estimated increase in reserves	—	607	1,213
Estimated decrease in net income	—	(480)	(958)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,576)	(788)	—
Estimated increase in net income	1,245	623	—
No Change in Severity
Estimated (decrease) increase in reserves	(788)	—	788
Estimated increase (decrease) in net income	623	—	(623)
+1 Percent Change in Severity
Estimated increase in reserves	—	788	1,576
Estimated decrease in net income	—	(623)	(1,245)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,490)	(745)	—
Estimated increase in net income	1,177	589	—
No Change in Severity
Estimated (decrease) increase in reserves	(745)	—	745
Estimated increase (decrease) in net income	589	—	(589)
+1 Percent Change in Severity
Estimated increase in reserves	—	745	1,490
Estimated decrease in net income	—	(589)	(1,177)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2018.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(3)	$3
Estimated increase (decrease) in net income	2	(2)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(311)	311
Estimated increase (decrease) in net income	246	(246)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(106)	106
Estimated increase (decrease) in net income	84	(84)

Reserve Development Summary

 The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $26,300 and $20,407 during the six months ended June 30, 2018 and 2017, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2018 and 2017.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Six Months Ended June 30,
Accident Year	2018	2017
2008 & prior	$(862)	$(239)
2009	(302)	(201)
2010	(1,208)	(573)
2011	(1,713)	(1,609)
2012	(2,261)	(2,476)
2013	(2,617)	(3,481)
2014	(3,555)	(6,865)
2015	(3,232)	(2,029)
2016	(7,587)	(2,934)
2017	(2,963)	—
All prior years	$(26,300)	$(20,407)

The decreases in prior years’ reserves during the six months ended June 30,  2018 and 2017 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2018 decrease is composed of reductions of $14,752 in our retained private passenger automobile reserves, $2,080 in our retained commercial automobile reserves, $5,858 in our retained homeowners reserves and $2,851 in our retained other lines reserves.  The 2017 decrease is composed of reductions of $10,867 in our retained private passenger automobile reserves, $2,345 in our retained commercial automobile reserves, $4,583 in our retained homeowners reserves and $2,454 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses June 30,  2018.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2008 & prior	$(360)	$(103)	$(58)	$(341)	$(862)
2009	(68)	1	(96)	(139)	(302)
2010	(818)	(45)	(344)	(1)	(1,208)
2011	(1,197)	(15)	(327)	(174)	(1,713)
2012	(1,615)	(115)	(530)	(1)	(2,261)
2013	(1,088)	(248)	(1,136)	(145)	(2,617)
2014	(802)	(946)	(1,311)	(496)	(3,555)
2015	(2,062)	(243)	(745)	(182)	(3,232)
2016	(5,971)	(15)	(844)	(757)	(7,587)
2017	(771)	(139)	(1,438)	(615)	(2,963)
All prior years	$(14,752)	$(1,868)	$(6,829)	$(2,851)	$(26,300)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the six months ended June 30, 2018 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2008 & prior	$(360)	$(103)	$(58)	$(341)	$(862)
2009	(68)	1	(96)	(139)	(302)
2010	(818)	(30)	(344)	(1)	(1,193)
2011	(1,197)	2	(327)	(174)	(1,696)
2012	(1,615)	(70)	(510)	(1)	(2,196)
2013	(1,088)	(294)	(1,094)	(145)	(2,621)
2014	(802)	(926)	(1,222)	(496)	(3,446)
2015	(2,062)	(143)	(577)	(182)	(2,964)
2016	(5,971)	(383)	(439)	(757)	(7,550)
2017	(771)	(134)	(1,191)	(615)	(2,711)
All prior years	$(14,752)	$(2,080)	$(5,858)	$(2,851)	$(25,541)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the six months ended June 30,  2018.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2008 & prior	$—	$—	$—	$—
2009	—	—	—	—
2010	—	(15)	—	(15)
2011	—	(17)	—	(17)
2012	—	(45)	(20)	(65)
2013	—	46	(42)	4
2014	—	(20)	(89)	(109)
2015	—	(100)	(168)	(268)
2016	—	368	(405)	(37)
2017	—	(5)	(247)	(252)
All prior years	$—	$212	$(971)	$(759)

Our private passenger automobile line of business prior year reserves decreased by $14,752 for the six months ended June 30,  2018.  The decrease was primarily due to improved private passenger results of $11,933 for the accident years 2011, 2012, 2013, 2015 and 2016.  The improved private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $1,868 for the six months ended June 30,  2018. The decrease was primarily due to improved retained commercial results of $1,746 for the accident years 2013 through 2016.

Our retained homeowners and our retained other lines of business prior year reserves decreased by $5,858 and $2,851 for the six months ended June 30,  2018 due primarily to fewer IBNR claims than previously estimated.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2018
Estimated fair value	$1,187,507	$1,145,335	$1,100,672
Estimated increase (decrease) in fair value	$42,172	$—	$(44,663)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At June 30,  2018, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2018, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of June 30,  2018, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.  No share repurchases were made by the Company during the six months ended June 30, 2018.

Item 3.   Defaults upon Senior Securities - None.

Item 4.   Mine Safety Disclosures — None.

Item 5.  Other Information - None.

Item 6.  Exhibits - The exhibits are contained herein as listed in the Exhibit Index.

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description

10.1	2018 Long-Term Incentive Plan (1)

11.0	Statement re Computation of Per Share Earnings (2)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(3)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(3)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(3)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(3)

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema(3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(3)

101.LAB	XBRL Taxonomy Extension Label Linkbase(3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(3)

(1)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed on April 11, 2018.
(2)	Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, earnings per Weighted Average Common Share.
(3)	Included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2018	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer