Form 10-Q
period 2018-09-30
SAFETY INSURANCE GROUP INC
filed 2018-11-02
CIK 1172052

the

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐  No ☒

As of November 1, 2018 there were 15,286,610 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,142,816 and $1,156,697)	$1,131,133	$1,172,026
Equity securities, at fair value (cost: $140,796 and $90,481)	158,434	111,867
Other invested assets	25,961	23,162
Total investments	1,315,528	1,307,055
Cash and cash equivalents	51,317	41,708
Accounts receivable, net of allowance for doubtful accounts	209,470	190,649
Receivable for securities sold	984	1,380
Accrued investment income	9,137	8,876
Taxes recoverable	170	908
Receivable from reinsurers related to paid loss and loss adjustment expenses	24,340	24,776
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	100,565	83,085
Ceded unearned premiums	34,414	32,175
Deferred policy acquisition costs	77,533	72,202
Deferred income taxes	3,423	—
Equity and deposits in pools	31,469	28,246
Other assets	20,280	16,219
Total assets	$1,878,630	$1,807,279

Liabilities
Loss and loss adjustment expense reserves	$582,957	$574,054
Unearned premium reserves	460,405	428,257
Accounts payable and accrued liabilities	57,857	60,701
Payable for securities purchased	7,385	4,188
Payable to reinsurers	33,814	13,801
Deferred income taxes	—	2,917
Other liabilities	24,341	22,345
Total liabilities	1,166,759	1,106,263

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,566,180 and 17,499,544 shares issued	176	175
Additional paid-in capital	193,991	189,714
Accumulated other comprehensive (loss) income, net of taxes	(9,229)	24,269
Retained earnings	610,768	570,693
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	711,871	701,016
Total liabilities and shareholders’ equity	$1,878,630	$1,807,279

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net earned premiums	$196,968	$195,524	$583,126	$578,059
Net investment income	11,120	9,503	31,839	28,313
Earnings from partnership investments	1,188	351	6,539	1,233
Net realized gains on investments	53	2,717	2,948	4,826
Change in net unrealized gains on equity investments	2,444	—	(3,749)	—
Net impairment losses on investments (a)	(228)	(256)	(228)	(256)
Finance and other service income	4,362	4,690	13,121	13,373
Total revenue	215,907	212,529	633,596	625,548

Losses and loss adjustment expenses	116,693	123,792	367,564	369,271
Underwriting, operating and related expenses	62,496	62,994	184,925	183,643
Interest expense	22	22	67	67
Total expenses	179,211	186,808	552,556	552,981

Income before income taxes	36,696	25,721	81,040	72,567
Income tax expense	7,788	7,767	16,191	21,489
Net income	$28,908	$17,954	$64,849	$51,078

Earnings per weighted average common share:
Basic	$1.90	$1.19	$4.28	$3.38
Diluted	$1.88	$1.18	$4.24	$3.36

Cash dividends paid per common share	$0.80	$0.80	$2.40	$2.20

Number of shares used in computing earnings per share:
Basic	15,091,754	15,021,189	15,076,214	15,007,221
Diluted	15,250,332	15,161,962	15,217,927	15,124,044

(a) No portion of the other-than-temporary impairments recognized in the period indicated were included in Other Comprehensive Income.

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$28,908	$17,954	$64,849	$51,078

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains during the period, net of income tax (benefit) expense of ($704), $1,985, ($5,053) and $7,358.	(2,647)	3,687	(19,010)	13,665
Reclassification adjustment for net realized gains on investments included in net income, net of income tax expense of ($11), ($951), ($619) and ($1,689).	(42)	(1,766)	(2,329)	(3,137)
Other comprehensive (loss) income, net of tax:	(2,689)	1,921	(21,339)	10,528

Comprehensive income	$26,219	$19,875	$43,510	$61,606

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2016	$174	$184,549	$15,843	$553,995	$(83,835)	$670,726
Net Income, January 1 to March 31, 2017				12,019		12,019
Unrealized gains on securities available for sale, net of deferred federal income taxes			4,255			4,255
Restricted share awards issued	1	294				295
Recognition of employee share-based compensation, net of deferred federal income taxes		1,228				1,228
Dividends paid and accrued				(10,674)		(10,674)
Balance March 31, 2017	175	186,071	20,098	555,340	(83,835)	677,849
Net Income, April 1 to June 30, 2017				21,105		21,105
Unrealized gains on securities available for sale, net of deferred federal income taxes			4,352			4,352
Recognition of employee share-based compensation, net of deferred federal income taxes		1,191				1,191
Dividends paid and accrued				(10,663)		(10,663)
Balance June 30, 2017	175	187,262	24,450	565,782	(83,835)	693,834
Net Income, July 1 to September 30, 2017				17,954		17,954
Unrealized gains on securities available for sale, net of deferred federal income taxes			1,921			1,921
Restricted share awards issued	—	68				68
Recognition of employee share-based compensation, net of deferred federal income taxes		1,246				1,246
Dividends paid and accrued				(12,184)		(12,184)
Balance September 30, 2017	$175	$188,576	$26,371	$571,552	$(83,835)	$702,839

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2017	$175	$189,714	$24,269	$570,693	$(83,835)	$701,016
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018			(16,895)	16,895		—
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018			4,736	(4,736)		—
Net income, January 1 to March 31, 2018				9,125		9,125
Unrealized losses on securities available for sale, net of deferred federal income taxes			(13,785)			(13,785)
Restricted share awards issued	1	375				376
Recognition of employee share-based compensation, net of deferred federal income taxes		1,239				1,239
Dividends paid and accrued				(12,326)		(12,326)
Balance at March 31, 2018	176	191,328	(1,675)	579,651	(83,835)	685,645
Net income, April 1 to June 30, 2018				26,816		26,816
Unrealized losses on securities available for sale, net of deferred federal income taxes			(4,865)			(4,865)
Recognition of employee share-based compensation, net of deferred federal income taxes		1,167				1,167
Dividends paid and accrued				(12,295)		(12,295)
Balance at June 30, 2018	176	192,495	(6,540)	594,172	(83,835)	696,468
Net income, July 1 to September 30, 2018				28,908		28,908
Unrealized losses on securities available for sale, net of deferred federal income taxes			(2,689)			(2,689)
Recognition of employee share-based compensation, net of deferred federal income taxes		1,496				1,496
Dividends paid and accrued				(12,312)		(12,312)
Balance at September 30, 2018	$176	$193,991	$(9,229)	$610,768	$(83,835)	$711,871

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$64,849	$51,078
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	3,943	5,069
Fixed Asset depreciation, net	3,839	3,591
Stock based compensation	4,277	4,027
Provision for deferred income taxes	(668)	3,826
Net realized (gains) on investments	(2,948)	(4,826)
Net impairment losses on investments	228	256
Earnings from partnership investments	(3,254)	(1,233)
Change in net unrealized gains on equity investments	3,749	—
Changes in assets and liabilities:
Accounts receivable	(18,821)	(18,139)
Accrued investment income	(261)	(816)
Receivable from reinsurers	(17,044)	(22,579)
Ceded unearned premiums	(2,239)	(1,993)
Deferred policy acquisition costs	(5,331)	(5,462)
Taxes recoverable	738	(3,849)
Other assets	(610)	(7,254)
Loss and loss adjustment expense reserves	8,903	17,316
Unearned premium reserves	32,148	33,086
Taxes payable	—	(1,110)
Accounts payable and accrued liabilities	(3,110)	(15,669)
Payable to reinsurers	20,013	15,511
Other liabilities	1,996	(745)
Net cash provided by operating activities	90,397	50,085

Cash flows from investing activities:
Fixed maturities purchased	(236,117)	(142,052)
Equity securities purchased	(61,573)	(20,650)
Other invested assets purchased	(3,333)	(5,681)
Proceeds from sales and paydowns of fixed maturities	197,147	114,040
Proceeds from maturities, redemptions, and calls of fixed maturities	51,155	24,638
Proceed from sales of equity securities	15,299	29,328
Proceeds from other invested assets redeemed	3,814	203
Fixed assets purchased	(10,513)	(4,662)
Net cash used for investing activities	(44,121)	(4,836)

Cash flows from financing activities:
Dividends paid to shareholders	(36,667)	(33,367)
Net cash used for financing activities	(36,667)	(33,367)

Net increase in cash and cash equivalents	9,609	11,882
Cash and cash equivalents at beginning of year	41,708	20,052
Cash and cash equivalents at end of period	$51,317	$31,934

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

The financial information for the three and nine months ended September 30, 2018 and 2017 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods.  The financial information as of December 31, 2017 is derived from the audited financial statements included in the Company's 2017 annual report on Form 10-K filed with the U.S. Securities and Exchange Commissions (“SEC”) on February 28, 2018.

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

2.  Recent Accounting Pronouncements

On August 17, 2018, the SEC adopted amendments to eliminate, integrate, update or modify certain of its disclosure requirements. The amendments which are focused on disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded,  are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The amended rules generally reduce disclosures but some provisions added new disclosure requirements. The amendment is effective November 5, 2018 and the Company has elected to early adopt the amendment in this filing.  The adoption of the new rules did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In 2018, the FASB issued two additional updates, ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, both of which have the same effective date and transition requirements as ASU 2016-02. ASU 2018-10 makes sixteen technical corrections to alleviate unintended consequences from applying the new standard and does not make any substantive changes to the core provisions or principals of the new standard. ASU 2019-11 creates an additional transition method which allows companies to elect to not adjust their comparative period financial information and disclosures for the effects of the new lease standard and also creates a practical expedient for lessors to not separate lease and non-lease components. The Company is currently evaluating the impact of ASU 2016-02, ASU 2018-10 and ASU 2018-11 by reviewing its existing lease contracts.  The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets.  The extent of such gross-up is under evaluation.  The Company does not expect material changes to the Consolidated Statements of Operations.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$28,908	$17,954	$64,849	$51,078
Allocation of income for participating shares	(170)	(111)	(389)	(323)
Net income from continuing operations attributed to common shareholders	$28,738	$17,843	$64,460	$50,755
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	15,181,196	15,114,355	15,167,153	15,102,608
Less: weighted average participating shares	(89,442)	(93,166)	(90,939)	(95,387)
Basic earnings per share denominator	15,091,754	15,021,189	15,076,214	15,007,221
Common equivalent shares- non-vested performance stock grants	158,578	140,773	141,713	116,823
Diluted earnings per share denominator	15,250,332	15,161,962	15,217,927	15,124,044

Basic earnings per share	$1.90	$1.19	$4.28	$3.38
Diluted earnings per share	$1.88	$1.18	$4.24	$3.36

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$1.90	$1.19	$4.28	$3.38
Dividends declared	(0.80)	(0.80)	(2.40)	(2.20)
Undistributed earnings	$1.10	$0.39	$1.88	$1.18

Net income from continuing operations attributable to common shareholders -Diluted	$1.88	$1.18	$4.24	$3.36
Dividends declared	(0.80)	(0.80)	(2.40)	(2.20)
Undistributed earnings	$1.08	$0.38	$1.84	$1.16

There were no anti-dilutive shares related to non vested performance stock grants for the three and nine months ended September 30, 2018 and 2017.

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000.   No further grants will be allowed under the 2002 Incentive Plan and there have been no grants issued under the 2018 Plan during the current year. At September 30, 2018, there were 350,000 shares available for future grant.

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

The following table summarizes restricted stock activity under the previously existing Incentive Plan during the nine months ended September 30, 2018 assuming a target payout for the 2018 performance-based shares.

	Shares	Weighted	Performance-based	Weighted
	Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	93,086	$63.13	105,660	$62.75
Granted	39,451	75.05	31,832	75.14
Vested and unrestricted	(43,276)	62.46	(27,801)	61.50
Forfeited	(126)	70.63	(4,521)	62.41
Outstanding at end of period	89,135	$68.70	105,170	$66.79

 As of September 30, 2018, there was $7,203 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years.  The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2018 and 2017 was $4,413 and $3,387, respectively.  For the nine months ended September 30, 2018 and 2017, the Company recorded compensation expense related to restricted stock of $3,379 and $2,618, net of income tax benefits of $898 and $1,409, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of September 30, 2018
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,807	$—	$(53)	$—	$1,754
Obligations of states and political subdivisions	266,755	4,929	(2,113)	—	269,571
Residential mortgage-backed securities (1)	299,172	1,158	(8,861)	—	291,469
Commercial mortgage-backed securities	49,816	9	(1,271)	—	48,554
Other asset-backed securities	54,815	83	(356)	—	54,542
Corporate and other securities	470,451	2,950	(8,158)	—	465,243
Subtotal, fixed maturity securities	1,142,816	9,129	(20,812)	—	1,131,133
Equity securities (2)	140,796	20,176	(2,538)	—	158,434
Other invested assets (5)	25,961	—	—	—	25,961
Totals	$1,309,573	$29,305	$(23,350)	$—	$1,315,528

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

(2)	Equity securities included interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 638 and 367 securities in an unrealized loss position at September 30, 2018 and December 31, 2017, respectively.
(4)	Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2018
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$33,305	$33,313
Due after one year through five years	273,651	274,184
Due after five years through ten years	282,118	279,267
Due after ten years through twenty years	145,991	146,019
Due after twenty years	3,947	3,784
Asset-backed securities	403,804	394,566
Totals	$1,142,816	$1,131,133

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross realized gains
Fixed maturity securities	$445	$257	$963	$1,214
Equity securities	851	2,622	4,346	4,001
Gross realized losses
Fixed maturity securities	(1,170)	(109)	(1,849)	(288)
Equity securities	(73)	(53)	(512)	(101)
Net realized gains on investments	$53	$2,717	$2,948	$4,826

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

The following tables as of September 30, 2018 and December 31, 2017 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,458	$48	$296	$5	$1,754	$53
Obligations of states and political subdivisions	65,952	1,009	13,444	1,104	79,396	2,113
Residential mortgage-backed securities	170,106	3,711	101,233	5,150	271,339	8,861
Commercial mortgage-backed securities	34,080	686	7,699	585	41,779	1,271
Other asset-backed securities	20,640	157	20,642	199	41,282	356
Corporate and other securities	233,430	5,585	46,155	2,573	279,585	8,158
Subtotal, fixed maturity securities	525,666	11,196	189,469	9,616	715,135	20,812
Equity securities	58,781	2,266	2,010	272	60,791	2,538
Total temporarily impaired securities	$584,447	$13,462	$191,479	$9,888	$775,926	$23,350

	As of December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,791	$18	$—	$—	$1,791	$18
Obligations of states and political subdivisions	19,603	152	30,018	814	49,621	966
Residential mortgage-backed securities	126,713	1,724	39,638	1,119	166,351	2,843
Commercial mortgage-backed securities	5,457	30	8,027	284	13,484	314
Other asset-backed securities	25,769	167	18,270	58	44,039	225
Corporate and other securities	94,863	1,189	36,440	1,262	131,303	2,451
Subtotal, fixed maturity securities	274,196	3,280	132,393	3,537	406,589	6,817
Equity securities	4,730	361	2,420	248	7,150	609
Total temporarily impaired securities	$278,926	$3,641	$134,813	$3,785	$413,739	$7,426

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The unrealized losses in the Company’s fixed income and equity portfolio as of September 30, 2018 were reviewed for potential other-than-temporary asset impairments. As a result of the analysis, the Company recognized OTTI losses of $228 and $256 during the three and nine months ended September 30, 2018 and 2017, respectively, which consisted entirely of credit losses related to fixed maturity securities.

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

The qualitative analysis performed by the Company concluded that outside of the securities that were recognized through OTTI, the unrealized losses recorded on the investment portfolio at September 30, 2018 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

The following table summarizes the credit loss recognized in earnings related to fixed maturity securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Credit losses on fixed maturity securities, beginning of period	$616	$988	$616	$1,094
Add: credit losses on OTTI not previously recognized	228	256	228	256
Less: credit losses on securities sold	—	—	—	(106)
Less: credit losses on securities impaired due to intent to sell	—	—	—	—
Add: credit losses on previously impaired securities	—	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—	—
Credit losses on fixed maturity securities, end of period	$844	$1,244	$844	$1,244

At September 30, 2018 and December 31, 2017, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest on fixed maturity securities	$10,576	$9,113	$30,330	$27,462
Dividends on equity securities	980	678	2,613	2,000
Equity in earnings of other invested assets	260	353	985	761
Interest on other assets	9	24	54	67
Total investment income	11,825	10,168	33,982	30,290
Investment expenses	705	665	2,143	1,977
Net investment income	$11,120	$9,503	$31,839	$28,313

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.  With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2018. There were no significant changes to the valuation process during the nine months ended September 30, 2018. As of September 30, 2018 and December 31, 2017, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

At September 30, 2018 and December 31, 2017, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,131,133 and $1,172,026, respectively.  We have no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of September 30, 2018
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,754	$—	$1,754	$—
Obligations of states and political subdivisions	269,571	—	269,571	—
Residential mortgage-backed securities	291,469	—	291,469	—
Commercial mortgage-backed securities	48,554	—	48,554	—
Other asset-backed securities	54,542	—	54,542	—
Corporate and other securities	465,243	—	465,243	—
Equity securities	126,634	125,954	—	680
Total investment securities	$1,257,767	$125,954	$1,131,133	$680

	As of December 31, 2017
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,791	$—	$1,791	$—
Obligations of states and political subdivisions	403,084	—	403,084	—
Residential mortgage-backed securities	222,766	—	222,766	—
Commercial mortgage-backed securities	39,369	—	39,369	—
Other asset-backed securities	72,613	—	72,613	—
Corporate and other securities	432,403	—	432,403	—
Equity securities	87,737	87,057	—	680
Total investment securities	$1,259,763	$87,057	$1,172,026	$680

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2018 and 2017.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$680	680	$680	$678
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	—	—	—	2
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$680	$680	$680	$680
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of Level 3 during the nine months ended September 30, 2018 and 2017. The Company held one Level 3 security at September 30, 2018 and September 30, 2017.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

As of September 30, 2018 and December 31, 2017, there were approximately $31,800 and $24,130, respectively, in a real estate investment trust (“REIT”).  The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient.  The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed.  The fair value was determined using the trust’s net asset value obtained from its quarterly financial statements.  The Company is required to submit a request 45 days before a quarter end to dispose of the security.

6.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Nine Months Ended September 30,
	2018	2017
Reserves for losses and LAE at beginning of year	$574,054	$560,321
Less receivable from reinsurers related to unpaid losses and LAE	(83,085)	(83,724)
Net reserves for losses and LAE at beginning of year	490,969	476,597
Incurred losses and LAE, related to:
Current year	406,912	400,437
Prior years	(39,348)	(31,166)
Total incurred losses and LAE	367,564	369,271
Paid losses and LAE related to:
Current year	169,161	168,078
Prior years	206,980	193,095
Total paid losses and LAE	376,141	361,173
Net reserves for losses and LAE at end of period	482,392	484,695
Plus receivable from reinsurers related to unpaid losses and LAE	100,565	92,942
Reserves for losses and LAE at end of period	$582,957	$577,637

At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $39,348 and $31,166 for the nine months ended September 30, 2018 and 2017, respectively, and resulted from re-estimations of prior year’s ultimate loss and LAE liabilities.  The decreases in prior years reserves during the nine months ended September 30, 2018 and 2017, are composed of reductions in our retained automobile,  retained homeowners and retained other reserves.

 The Company's automobile lines of business reserves decreased for the nine months ended September 30, 2018 and 2017, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

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

8.  Debt

On August 10, 2018, the Company extended its Revolving Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A. (formerly known as RBS Citizens, N.A. (“Citizens Bank”)) to a maturity date of August 10, 2023. The Credit Agreement provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000.  Loans under the credit facility bear interest at the Company’s option at either (i) the LIBOR rate plus 1.25% per annum or (ii) the higher of Citizens Bank prime rate or 0.5% above the federal funds rate plus 1.25% per annum.  Interest only is payable prior to maturity.

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  As of September 30, 2018, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at September 30, 2018 and December 31, 2017.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at September 30, 2018 and 2017.

 The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities.  At September 30,  2018, the Company has the ability to borrow $268,374 using eligible invested assets that would be used as collateral.  The Company has no amounts outstanding from the FHLB-Boston at September 30,  2018 and at December 31, 2017.

9.  Income Taxes

Federal income tax expense for the nine months ended September 30, 2018 and 2017 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.  The effective rate in 2018 was lower than the statutory rate primarily due to effects of tax-exempt investment income.

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

During the nine months ended September 30, 2018, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

 The Company’s U.S. federal tax returns for the years ended December 31, 2015, 2014 and 2013 respectively, were examined by the IRS. This examination related to the refund claim for the 2015 Net Operating Loss that was carried back to prior years, which triggered a review by the Joint Committee on Taxation.  No adjustments were noted as part of the examination. All tax years prior to 2015 are closed.

In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised.

On December 22, 2017, the TCJA was enacted, which significantly amends the Internal Revenue Code of 1986. The TCJA, among other things, reduces the corporate tax rate from a statutory rate of 35% to 21%, imposes additional limitations on net operating losses and executive compensation, allows for the full expensing of certain capital expenditures and enacts other changes impacting the insurance industry.  The September 30, 2018 net deferred tax asset and the December 31, 2017 net deferred tax liability have been measured at the 21% tax rate.

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

10.  Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30,  2018, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

No share purchases were made by the Company under the program during the nine months ended September 30, 2018 and 2017.  As of September 30, 2018, the Company has purchased 2,279,570 shares at a cost of $83,835.

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

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. The table below shows the amount of direct written premiums written in each state during the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
Direct Written Premiums	2018	2017	2018	2017
Massachusetts	$211,507	$208,159	$634,696	$621,786
New Hampshire	8,178	7,634	21,581	20,660
Maine	245	126	436	187
Total	$219,930	$215,919	$656,713	$642,633

Recent Trends and Events

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2018 and 2017. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
New Hampshire Homeowner	December 1, 2018	2.3%
Massachusetts Homeowner	November 1, 2018	2.6%
Massachusetts Private Passenger Automobile	September 1, 2018	2.3%
Massachusetts Commercial Automobile	June 1, 2018	3.7%
New Hampshire Commercial Automobile	March 1, 2018	4.6%
New Hampshire Homeowner	December 1, 2017	3.9%
New Hampshire Private Passenger Automobile	December 1, 2017	4.2%
Massachusetts Homeowner	November 1, 2017	3.8%
Massachusetts Private Passenger Automobile	July 15, 2017	3.6%
Massachusetts Commercial Automobile	April 1, 2017	3.8%
New Hampshire Commercial Automobile	March 1, 2017	6.1%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP ratios:
Loss ratio	59.2%	63.3%	63.0%	63.9%
Expense ratio	31.7	32.2	31.7	31.8
Combined ratio	90.9%	95.5%	94.7%	95.7%

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000.  No further grants will be allowed under the 2002 Incentive Plan and there have been no grants issued under the 2018 Plan during the current year. At September 30, 2018, there were 350,000 shares available for future grant.

A summary of share based awards granted under the previously existing Incentive Plan during the nine months ended September 30,  2018 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share		Vesting Terms
RS - Service	February 26, 2018	34,451	$75.05	(1)	3 years, 30%-30%-40%
RS - Performance	February 26, 2018	31,668	$75.05	(1)	3 years, cliff vesting (3)
RS	February 26, 2018	5,000	$75.05	(1)	No vesting period (2)
RS - Performance	August 1, 2018	164	$92.30	(1)	No vesting period (4)

(1)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.
(2)	Board of Director members must maintain stock ownership equal to at least four times their annual retainer. This requirement must be met within five years of becoming a director.
(3)

The shares represent performance-based restricted shares award.  Vesting of these shares is dependent upon the attainment of pre-established performance objectives, and any difference between shares granted and shares earned at the end of the performance period will be reported at the conclusion of the performance period.

(4)	The shares represent a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives.

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

At September 30,  2018, we also had $107,713 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

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

Results of Operations

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

The following table shows certain of our selected financial results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Direct written premiums	$219,930	$215,919	$656,713	$642,633
Net written premiums	$207,506	$204,467	$613,034	$609,153
Net earned premiums	$196,968	$195,524	$583,126	$578,059
Net investment income	11,120	9,503	31,839	28,313
Earnings from partnership investments	1,188	351	6,539	1,233
Net realized gains on investments	53	2,717	2,948	4,826
Change in net unrealized gains on equity investments	2,444	—	(3,749)	—
Finance and other service income	4,362	4,690	13,121	13,373
Total revenue	215,907	212,529	633,596	625,548
Loss and loss adjustment expenses	116,693	123,792	367,564	369,271
Underwriting, operating and related expenses	62,496	62,994	184,925	183,643
Interest expense	22	22	67	67
Total expenses	179,211	186,808	552,556	552,981
Income before income taxes	36,696	25,721	81,040	72,567
Income tax expense	7,788	7,767	16,191	21,489
Net income	$28,908	$17,954	$64,849	$51,078
Earnings per weighted average common share:
Basic	$1.90	$1.19	$4.28	$3.38
Diluted	$1.88	$1.18	$4.24	$3.36
Cash dividends paid per common share	$0.80	$0.80	$2.40	$2.20

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$28,908	$17,954	$64,849	$51,078
Exclusions from net income:
Net realized gains on investments	(53)	(2,717)	(2,948)	(4,826)
Change in net unrealized gains on equity investments	(2,444)	-	3,749	-
Net impairment losses on investments	228	256	228	256
Income tax (expense) benefit	476	861	(216)	1,600
Non-GAAP Operating income	$27,115	$16,354	$65,662	$48,108

Net income per diluted share	$1.88	$1.18	$4.24	$3.36
Exclusions from net income:
Net realized gains on investments	-	(0.18)	(0.19)	(0.32)
Change in net unrealized gains on equity investments	(0.16)	-	0.25	-
Net impairment losses on investments	0.01	0.02	0.02	0.02
Income tax (expense) benefit	0.03	0.04	(0.03)	0.09
Non-GAAP Operating income per diluted share	$1.76	$1.06	$4.29	$3.15

Direct Written Premiums. Direct written premiums for the three months ended September 30, 2018 increased by $4,011, or 1.9%, to $219,930 from $215,919 for the comparable 2017 period. Direct written premiums for the nine months ended September 30, 2018 increased by $14,080, or 2.2%, to $656,713 from $642,633 for the comparable 2017 period. The 2018 increase occurred in our commercial passenger automobile and homeowners lines of business.

Net Written Premiums. Net written premiums for the three months ended September 30, 2018 increased by $3,039, or 1.5%, to $207,506 from $204,467 for the comparable 2017 period. Net written premiums for the nine months ended September 30, 2018 increased by $3,881, or 0.6%, to $613,034 from $609,153 for the comparable 2017 period.

Net Earned Premiums.  Net earned premiums for the three months ended September 30, 2018 increased by $1,444, or 0.7%, to $196,968 from $195,524 for the comparable 2017 period. Net earned premiums for the nine months ended September 30, 2018 increased by $5,067, or 0.9%, to $583,126 from $578,059 for the comparable 2017 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Written Premiums
Direct	$219,930	$215,919	$656,713	$642,633
Assumed	7,750	8,291	23,995	25,326
Ceded	(20,174)	(19,743)	(67,674)	(58,806)
Net written premiums	$207,506	$204,467	$613,034	$609,153

Earned Premiums
Direct	$212,209	$207,597	$624,325	$610,636
Assumed	7,469	7,525	24,236	24,237
Ceded	(22,710)	(19,598)	(65,435)	(56,814)
Net earned premiums	$196,968	$195,524	$583,126	$578,059

Net Investment Income.  Net investment income for the three months ended September 30, 2018 increased by $1,617, or 17.0%, to $11,120 from $9,503 for the comparable 2017 period. Net investment income for the nine months ended September 30, 2018 increased by $3,526, or 12.5%, to $31,839 from $28,313 for the comparable 2017 period.  The increase is a result of fixed maturity amortization and an increase in the average invested asset balance compared to the prior year. Net effective annualized yield on the investment portfolio was 3.4% for the three months ended September 30, 2018 compared to 3.0% for the three months ended September 30, 2017. Net effective annualized yield on the investment portfolio was 3.3% for the nine months ended September 30, 2018 compared to 3.0% for the nine months ended September 30, 2017. The investment portfolio’s duration was 3.7 years at September 30, 2018 and December 31, 2017.

Earnings from Partnership Investments. Earnings from partnership investments was $1,188 for the three months ended September 30, 2018 compared to $351 for the comparable 2017 period. Earnings from partnership investments was $6,539 for the nine months ended September 30, 2018 compared to $1,233 for the comparable 2017 period. The 2018 increase was related to investment appreciation and cash proceeds received as return on capital.

Net Realized Gains on Investments.  Net realized gains on investments was $53 for the three months ended September 30, 2018 compared to net realized gains of $2,717 for the comparable 2017 period. Net realized gains on investments was $2,948 for the nine months ended September 30, 2018 compared to net realized gains of $4,826 for the comparable 2017 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of September 30, 2018
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,807	$—	$(53)	$—	$1,754
Obligations of states and political subdivisions	266,755	4,929	(2,113)	—	269,571
Residential mortgage-backed securities (1)	299,172	1,158	(8,861)	—	291,469
Commercial mortgage-backed securities	49,816	9	(1,271)	—	48,554
Other asset-backed securities	54,815	83	(356)	—	54,542
Corporate and other securities	470,451	2,950	(8,158)	—	465,243
Subtotal, fixed maturity securities	1,142,816	9,129	(20,812)	—	1,131,133
Equity securities (2)	140,796	20,176	(2,538)	—	158,434
Other invested assets (5)	25,961	—	—	—	25,961
Totals	$1,309,573	$29,305	$(23,350)	$—	$1,315,528

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities include interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 638 securities in an unrealized loss position at September 30, 2018.
(4)	Amounts in this column represent other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of September 30, 2018
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$293,224	25.9%
Aaa/Aa	291,401	25.8
A	214,727	19.0
Baa	163,043	14.4
Ba	59,128	5.2
B	82,047	7.3
Caa/Ca	8,363	0.7
Not rated	19,200	1.7
Total	$1,131,133	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of September 30, 2018, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2018.

	As of September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,458	$48	$296	$5	$1,754	$53
Obligations of states and political subdivisions	65,952	1,009	13,444	1,104	79,396	2,113
Residential mortgage-backed securities	170,106	3,711	101,233	5,150	271,339	8,861
Commercial mortgage-backed securities	34,080	686	7,699	585	41,779	1,271
Other asset-backed securities	20,640	157	20,642	199	41,282	356
Corporate and other securities	233,430	5,585	46,155	2,573	279,585	8,158
Subtotal, fixed maturity securities	525,666	11,196	189,469	9,616	715,135	20,812
Equity securities	58,781	2,266	2,010	272	60,791	2,538
Total temporarily impaired securities	$584,447	$13,462	$191,479	$9,888	$775,926	$23,350

The unrealized losses in the Company’s fixed income and equity portfolio as of September 30, 2018 were reviewed for potential other-than-temporary asset impairments.  The Company held three debt securities at September 30, 2018 and two debt securities at September 30, 2017 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment assessment. The Company recognized $228 and $256 of OTTI losses during the three and nine months ended September 30, 2018 and 2017, which consisted entirely of credit losses related to fixed maturity securities.

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

The majority of these unrealized losses recorded on the investment portfolio at September 30, 2018 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For more information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Net Impairment Losses on Investments. The Company recognized $228 and $256 of net impairment losses on investments for the three and nine months ended September 30, 2018 and 2017, respectively.

Finance and Other Service Income.  Finance and other service income include revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income for the three months ended September 30, 2018 decreased by $328, or 7.0%, to $4,362 from $4,690 for the comparable 2017 period. Finance and other service income for the nine months ended September 30, 2018 decreased by $252, or 1.9%, to $13,121 from $13,373 for the comparable 2017 period.

 Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended September 30, 2018 decreased by $7,099, or 5.7%, to $116,693 from $123,792 for the comparable 2017 period. Losses and loss adjustment expenses incurred for the nine months ended September 30, 2018 decreased by $1,707, or 0.5%, to $367,564 from $369,271 for the comparable 2017 period.

Our GAAP loss ratio for the three months ended September 30, 2018 decreased to 59.2% from 63.3% for the comparable 2017 period.  Our GAAP loss ratio for the nine months ended September 30, 2018 decreased to 63.0% from 63.9% for the comparable 2017 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended September 30, 2018 was 51.4% compared to 56.2% for the comparable 2017 period. Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2018 was 55.2% compared to 56.1% for the comparable 2017 period. Total prior year favorable development included in the pre-tax results for the three months ended September 30, 2018 was $13,048 compared to $10,759 for the comparable 2017 period. Total prior year favorable development included in the pre-tax results for the nine months ended September 30, 2018 was $39,348 compared to $31,166 for the comparable 2017 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended September 30, 2018 decreased by $498, or 0.8%, to $62,496 from $62,994 for the comparable 2017 period. Underwriting, operating and related expenses for the nine months ended September 30, 2018 increased by $1,282, or 0.7%, to $184,925 from $183,643 for the comparable 2017 period. Our GAAP expense ratio for the three months ended September 30, 2018 decreased to 31.7% from 32.2% for the comparable 2017 period. Our GAAP expense ratio for the nine months ended September 30, 2018 decreased to 31.7% from 31.8% for the comparable 2017 period.

Interest Expense.  Interest expense was $22 for the three months ended September 30, 2018 and 2017. Interest expense was $67 for the nine months ended September 30, 2018 and 2017. The credit facility commitment fee included in interest expense was $56 for the nine months ended September 30, 2018 and 2017.

Income Tax Expense.  Our effective tax rate was 21.2% and 30.2% for the three months ended September 30, 2018 and 2017, respectively. Our effective tax rate was 20.0% and 29.6% for the nine months ended September 30, 2018 and 2017. The TCJA which became effective on December 22, 2017, reduced the corporate statutory tax rate from 35% to 21%. The effective tax rates for the three and nine months ended September 30, 2018 and 2017, were lower than the statutory rates primarily due to the effects of tax-exempt investment income.

Net Income.   Net income for the three months ended September 30, 2018 was $28,908 compared to net income of $17,954 for the comparable 2017 period. Net income for the nine months ended September 30, 2018 was $64,849 compared to net income of $51,078 for the comparable 2017 period.

Non-GAAP Operating Income. Non-GAAP operating income as defined above was $27,115 for the three months ended September 30, 2018 compared to $16,354 for the comparable 2017 period. Non-GAAP operating income was $65,662 for the nine months ended September 30, 2018 compared to $48,108 for the comparable 2017 period. The increase in Non-GAAP operating income was primarily the result of increases in net earned premiums, net investment income, earnings from partnership investments and benefits from lower statutory federal income tax rates.

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

Net cash provided by operating activities was $90,397 and $50,085 during the nine months ended September 30, 2018 and 2017, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required.  Positive operating cash flows are expected to continue in the future to meet our liquidity requirements.

Net cash used for investing activities was $44,121 and $4,836 during the nine months ended September 30,  2018 and 2017, respectively. Fixed maturities, equity securities, and other invested assets purchased were $301,023 for the nine months ended September 30, 2018 compared to $168,383 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $267,415 during the nine months ended September 30,  2018 compared to $168,209 for the comparable prior year period.

Net cash used for financing activities was $36,667 and $33,367 during the nine months ended September 30, 2018 and 2017, respectively.  Net cash used for financing activities is comprised of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2017, the statutory surplus of Safety Insurance was $617,577, and its statutory net income for 2017 was $57,982.  As a result, a maximum of $61,758 is available in 2018 for such dividends without prior approval of the Commissioner.  As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $555,819 at December 31, 2017. During the nine months ended September 30, 2018, Safety Insurance paid dividends to Safety of $34,266.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2018 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2018	March 1, 2018	March 15, 2018	$0.80	$12,326
May 2, 2018	June 1, 2018	June 15, 2018	$0.80	$12,295
August 1, 2018	September 4, 2018	September 14, 2018	$0.80	$12,312

On October 31, 2018, our Board approved and declared a dividend of $0.80 per share which will be paid on December 14, 2018 to shareholders of record on December 3, 2018. We plan to continue to declare and pay quarterly cash dividends in 2018, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30,  2018, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of September 30, 2018 and December 31, 2017, the Company had purchased 2,279,570 shares of common stock at a cost of $83,835.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $429,336 to $504,235 as of September 30, 2018.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $482,392 as of September 30,  2018.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2018.

	As of September 30, 2018
Line of Business	Low	Recorded	High
Private passenger automobile	$204,848	$227,156	$236,481
Commercial automobile	84,436	93,944	96,704
Homeowners	76,055	85,149	89,262
All other	63,997	76,143	81,788
Total	$429,336	$482,392	$504,235

	As of December 31, 2017
Line of Business	Low	Recorded	High
Private passenger automobile	$215,048	$244,057	$246,950
Commercial automobile	82,929	90,083	93,377
Homeowners	81,395	88,954	92,894
All other	61,546	67,875	76,945
Total	$440,918	$490,969	$510,166

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of September 30,  2018.

	As of September 30, 2018
Line of Business	Case	IBNR	Total
Private passenger automobile	$254,675	$(27,878)	$226,797
CAR assumed private passenger auto	13	346	359
Commercial automobile	53,252	8,539	61,791
CAR assumed commercial automobile	16,950	15,203	32,153
Homeowners	67,495	8,389	75,884
FAIR Plan assumed homeowners	4,005	5,260	9,265
All other	45,336	30,807	76,143
Total net reserves for losses and LAE	$441,726	$40,666	$482,392

At September 30,  2018, our total IBNR reserves for our private passenger automobile line of business was comprised of ($48,823) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $20,945 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 47.3% of our total reserves for CAR assumed commercial automobile business as of September 30, 2018, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 56.8% of our total reserves for FAIR Plan assumed homeowners at September 30, 2018, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of September 30,  2018.

	As of September 30, 2018
Line of Business	Retained	Assumed	Net
Private passenger automobile	$226,797
CAR assumed private passenger automobile		$359
Net private passenger automobile			$227,156
Commercial automobile	61,791
CAR assumed commercial automobile		32,153
Net commercial automobile			93,944
Homeowners	75,884
FAIR Plan assumed homeowners		9,265
Net homeowners			85,149
All other	76,143	—	76,143
Total net reserves for losses and LAE	$440,615	$41,777	$482,392

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the nine months ended September 30, 2018, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $5,829.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $4,605 effect on net income, or $0.30 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30,  2018.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.   A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,536)	$(2,268)	$—
Estimated increase in net income	3,583	1,792	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,268)	—	2,268
Estimated increase (decrease) in net income	1,792	—	(1,792)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,268	4,536
Estimated decrease in net income	—	(1,792)	(3,583)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,236)	(618)	—
Estimated increase in net income	976	488	—
No Change in Severity
Estimated (decrease) increase in reserves	(618)	—	618
Estimated increase (decrease) in net income	488	—	(488)
+1 Percent Change in Severity
Estimated increase in reserves	—	618	1,236
Estimated decrease in net income	—	(488)	(976)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,518)	(759)	—
Estimated increase in net income	1,199	599	—
No Change in Severity
Estimated (decrease) increase in reserves	(759)	—	759
Estimated increase (decrease) in net income	599	—	(599)
+1 Percent Change in Severity
Estimated increase in reserves	—	759	1,518
Estimated decrease in net income	—	(599)	(1,199)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,523)	(761)	—
Estimated increase in net income	1,203	602	—
No Change in Severity
Estimated (decrease) increase in reserves	(761)	—	761
Estimated increase (decrease) in net income	602	—	(602)
+1 Percent Change in Severity
Estimated increase in reserves	—	761	1,523
Estimated decrease in net income	—	(602)	(1,203)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2018.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$(4)	$4
Estimated increase (decrease) in net income	3	(3)
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(322)	322
Estimated increase (decrease) in net income	254	(254)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(93)	93
Estimated increase (decrease) in net income	73	(73)

Reserve Development Summary

 The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $39,348 and $31,166 during the nine months ended September 30, 2018 and 2017, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2018 and 2017.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Nine Months Ended September 30,
Accident Year	2018	2017
2008 & prior	$(1,882)	$(648)
2009	(860)	(533)
2010	(2,339)	(811)
2011	(2,430)	(2,334)
2012	(3,037)	(3,638)
2013	(3,730)	(5,284)
2014	(6,150)	(9,042)
2015	(3,478)	(3,562)
2016	(9,594)	(5,314)
2017	(5,848)	—
All prior years	$(39,348)	$(31,166)

The decreases in prior years’ reserves during the nine months ended September 30,  2018 and 2017 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2018 decrease is composed of reductions of $22,363 in our retained private passenger automobile reserves, $3,644 in our retained commercial automobile reserves, $8,700 in our retained homeowners reserves and $4,047 in our retained other lines reserves.  The 2017 decrease is composed of reductions of $17,293 in our retained private passenger automobile reserves, $3,592 in our retained commercial automobile reserves, $6,513 in our retained homeowners reserves and $3,697 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the nine months ended September 30,  2018.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2008 & prior	$(692)	$(258)	$(212)	$(720)	$(1,882)
2009	(368)	(54)	(144)	(294)	(860)
2010	(1,448)	(238)	(559)	(94)	(2,339)
2011	(1,578)	(87)	(550)	(215)	(2,430)
2012	(2,023)	(264)	(749)	(1)	(3,037)
2013	(1,636)	(309)	(1,463)	(322)	(3,730)
2014	(1,454)	(1,166)	(2,032)	(1,498)	(6,150)
2015	(3,560)	611	(571)	42	(3,478)
2016	(7,784)	(254)	(1,486)	(70)	(9,594)
2017	(1,820)	(1,110)	(2,043)	(875)	(5,848)
All prior years	$(22,363)	$(3,129)	$(9,809)	$(4,047)	$(39,348)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the nine months ended September 30, 2018 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2008 & prior	$(692)	$(258)	$(212)	$(720)	$(1,882)
2009	(368)	(54)	(144)	(294)	(860)
2010	(1,448)	(223)	(559)	(94)	(2,324)
2011	(1,578)	(116)	(550)	(215)	(2,459)
2012	(2,023)	(251)	(729)	(1)	(3,004)
2013	(1,636)	(346)	(1,428)	(322)	(3,732)
2014	(1,454)	(1,146)	(1,914)	(1,498)	(6,012)
2015	(3,560)	652	(333)	42	(3,199)
2016	(7,784)	(911)	(960)	(70)	(9,725)
2017	(1,820)	(991)	(1,871)	(875)	(5,557)
All prior years	$(22,363)	$(3,644)	$(8,700)	$(4,047)	$(38,754)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the nine months ended September 30,  2018.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2008 & prior	$—	$—	$—	$—
2009	—	—	—	—
2010	—	(15)	—	(15)
2011	—	29	—	29
2012	—	(13)	(20)	(33)
2013	—	37	(35)	2
2014	—	(20)	(118)	(138)
2015	—	(41)	(238)	(279)
2016	—	657	(526)	131
2017	—	(119)	(172)	(291)
All prior years	$—	$515	$(1,109)	$(594)

Our private passenger automobile line of business prior year reserves decreased by $22,363 for the nine months ended September 30,  2018.  The decrease was primarily due to improved private passenger results of $21,303 for the accident years 2010 through 2017.  The improved private passenger results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.

Our commercial automobile line of business prior year reserves decreased by $3,129 for the nine months ended September 30,  2018. The decrease was primarily due to improved retained commercial results of $2,137 for the accident years 2014 and 2017.

Our retained homeowners and our retained other lines of business prior year reserves decreased by $8,700 and $4,047 for the nine months ended September 30,  2018 due primarily to fewer IBNR claims than previously estimated.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of September 30, 2018
Estimated fair value	$1,170,947	$1,131,133	$1,088,329
Estimated increase (decrease) in fair value	$39,814	$—	$(42,804)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At September 30, 2018, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2018, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30,  2018, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.  No share repurchases were made by the Company during the nine months ended September 30, 2018.

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

November 2, 2018	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer