Form 10-K
period 2018-12-31
SAFETY INSURANCE GROUP INC
filed 2019-02-28
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

The aggregate market value of the registrant’s voting and non‑voting common equity (based on the closing sales price on NASDAQ) held by non‑affiliates of the registrant as of June 30, 2018, was approximately $1,241,821,554.

As of February 15, 2019 there were 15,286,569 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 22, 2019, which Safety Insurance Group, Inc. (the “Company”, “we”, “our”, “us”) intends to file within 120 days after its December 31, 2018 year‑end, are incorporated by reference into Part II and Part III hereof.

SAFETY INSURANCE GROUP, INC.

In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

PART I.

ITEM 1.    BUSINESS

General

We are a leading provider of private passenger and commercial automobile insurance in Massachusetts. In addition to private passenger and commercial automobile insurance, we offer a portfolio of property and casualty insurance products, including homeowners, dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity") and Safety Property and Casualty Insurance Company ("Safety P&C") (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 899 in 1,120 locations throughout these three states during 2018.  We have used these relationships and, in particular, our extensive knowledge of the Massachusetts market to become the largest commercial automobile carrier, capturing an approximate 15.7% share of the Massachusetts commercial automobile insurance market, and the fourth largest private passenger automobile carrier, with a 9.0% share of the Massachusetts private passenger automobile insurance market in 2018 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR").  We also are the third largest homeowners insurance carrier in Massachusetts with a 7.2% share of that market.  We were ranked the 49th largest automobile writer in the country according to S&P Global Market Intelligence, based on 2017 direct written premiums.  We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and Maine in 2016.  The table below shows the amount of direct written premiums written in each state during the years ended December 31, 2018, 2017, and 2016.

	Years Ended December 31,
Direct Written Premiums	2018	2017	2016
Massachusetts	$813,857	$799,427	$785,376
New Hampshire	29,159	27,637	26,128
Maine	659	252	55
Total	$843,675	$827,316	$811,559

Website Access to Information

The Internet address for our website is www.SafetyInsurance.com.  All of our press releases and United States Securities and Exchange Commission ("SEC") reports are available for viewing or download at our website.  These documents are made available as soon as reasonably practicable after each press release is made and SEC report is filed with, or furnished to, the SEC. Copies of any current public information about our company is available without charge upon written, telephone, faxed or e-mailed request to the Office of Investor Relations, Safety Insurance Group, Inc., 20 Custom House Street, Boston, MA 02110, Tel: 877-951-2522, Fax: 617-603-4837, or e-mail: InvestorRelations@SafetyInsurance.com. The materials on our website are not part of this report on Form 10-K nor are they incorporated by reference into this report and the URL above is intended to be an inactive textual reference only. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Our Competitive Strengths

We Have Strong Relationships with Independent Agents.  In 2018, Independent agents accounted for approximately 60.8% of the Massachusetts automobile insurance market measured by direct written premiums as compared to approximately 30.7% nationwide, based on data made available by Independent Insurance Agents and Brokers of America, Inc. and Commonwealth Automobile Reinsurers. For that reason, our strategy is centered around, and we sell exclusively through, a network of independent agents.  In order to support our independent agents and enhance our relationships with them, we:

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

We Have a History of Profitable Operations.  In 37 out of 38 years since our inception in 1979, we have been profitable.  The lone year in which we did not have profits was 2015 when we were impacted by claims related to the highest recorded snowfall totals in Massachusetts history.  We have achieved our profitability, among other things, by:

•	maintaining a consistent level of private passenger automobile premiums, which totaled $469,340 in 2018 compared to $472,553 in 2014.
•	growing our commercial automobile premiums, which totaled $139,628 in 2018 compared to $96,268 in 2014;
•	growing our homeowner premiums which totaled $193,482 in 2018 compared to $161,388 in 2014;
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

We Have Developed Advanced Technology for Our Business.  We have dedicated significant human and financial resources to the development of advanced information systems.  Our technology efforts have benefited us in two distinct ways.  First, we continue to develop technology that empowers our independent agent customers by making it easier for them to transact business with their clients and with the Insurance Subsidiaries. In our largest business line, private passenger automobile insurance, our agents submit approximately 99.0% of all applications for new policies or endorsements for existing policies to us electronically through our proprietary information portal, the Agents Virtual Community ("AVC").  Our agents also can submit commercial automobile and homeowners insurance policies electronically over the AVC.  Second, our investment in technology has allowed us to re-engineer internal back office processes to provide more efficient service at a lower cost.

We Have an Experienced, Committed and Knowledgeable Management Team.  Our senior management team has an average of over 30 years of experience with Safety and a demonstrated ability to operate successfully within the property and casualty market.

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

	Years Ended December 31,
Direct Written Premiums	2018		2017		2016
Private passenger automobile	$469,340	55.7%	$468,908	56.7%	$467,845	57.7%
Commercial automobile	139,628	16.5	129,529	15.7	120,641	14.9
Homeowners	193,482	22.9	187,623	22.7	182,128	22.4
Business owners	22,182	2.6	22,734	2.7	22,933	2.8
Personal umbrella	8,132	1.0	7,870	0.9	7,693	1.0
Dwelling fire	9,829	1.2	9,603	1.2	9,256	1.1
Commercial umbrella	1,082	0.1	1,049	0.1	1,063	0.1
Total	$843,675	100.0%	$827,316	100.0%	$811,559	100.0%

Our product lines are as follows:

Private Passenger Automobile (55.7% of 2018 direct written premiums).  Private passenger automobile insurance is our primary product.  These policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils.

Commercial Automobile (16.5% of 2018 direct written premiums).  Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business.  We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers, and insure individual vehicles as well as commercial fleets.

Homeowners (22.9% of 2018 direct written premiums).  We offer a broad selection of coverage forms for qualified policyholders.  Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy.  We write policies on homes, condominiums, and apartments.

Business Owners Policies (2.6% of 2018 direct written premiums).  We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses.  Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss.  Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers.  We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

Personal Umbrella (1.0% of 2018 direct written premiums).  We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients.  We write policies at standard rates with limits of $1,000 to $5,000.

Dwelling Fire (1.2% of 2018 direct written premiums).  We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences.  We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

Commercial Umbrella (0.1% of 2018 direct written premiums).  We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies.  The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks.  We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

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

Distribution

We distribute our products exclusively through independent agents, unlike some of our competitors who use multiple distribution channels.  We believe this gives us a competitive advantage with the agents.  With the exception of personal automobile business assigned to us by the Massachusetts Automobile Insurance Plan (“MAIP”) or written through CAR’s commercial automobile Servicing Carrier program, we do not accept business from insurance brokers.  Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority.  We reserve the ability to cancel any coverage bound, in accordance with applicable law.  In total, our independent agents numbered 899 and had 1,120 offices (some agencies have more than one office) and approximately 8,878 customer service representatives during 2018.

Voluntary Agents.  In 2018, we obtained approximately 91.6% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents.  As of December 31, 2018, we had agreements with 742 voluntary agents.  Our voluntary agents are located in all regions of Massachusetts, New Hampshire and Maine.

We look for agents with profitable portfolios of business.  To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 65.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 300 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the prior year performance of our agents.  If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us.  We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards.  Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by premiums.  No individual agency generated more than 6.1% of our direct written premiums in 2018.

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

CAR runs a reinsurance pool for ceded commercial automobile policies through the Commercial Automobile Program (the “Commercial Automobile Program”).  CAR has appointed Safety and three other servicing carriers to process ceded commercial automobile insurance.  Safety was reappointed for this program beginning January 1, 2017 for an additional five-year term.  Approximately $171,100 of ceded premium is spread equitably among the four servicing carriers.  Subject to the review of the Commissioner of the Division of Insurance of Massachusetts (“the Commissioner”), CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level.  This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the "Taxi/Limo Program").  CAR reappointed Safety as one of the two servicing carriers for this program beginning January 1, 2017 for an additional five-year term.  Approximately $10,500 of ceded premium was spread equitably between the two servicing carriers.

We are assigned independent agents by CAR who can submit commercial business to us in the Commercial Automobile Program and the Taxi/Limo Program, and we classify those agents as Exclusive Representative Producers (“ERPs”).

The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	Years Ended December 31,
	2018		2017		2016
Line of Business	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile:
Voluntary agents	425,783	(2.0)%	434,236	(2.8)%	446,939	(3.5)%
MAIP	8,150	(17.6)	9,896	(10.0)	11,000	22.1
Total private passenger automobile	433,933	(2.3)	444,132	(3.0)	457,939	(3.0)
Commercial automobile:
Voluntary agents	63,652	2.0	62,419	1.8	61,315	0.5
ERP	11,214	(9.3)	12,364	24.8	9,907	30.4
Total commercial automobile	74,866	0.1	74,783	5.0	71,222	3.8
Other:
Homeowners	159,352	(0.6)	160,313	(1.0)	161,890	(0.5)
Business owners	9,100	(4.2)	9,497	(8.6)	10,385	2.2
Personal umbrella	22,934	(1.3)	23,232	(3.0)	23,952	(0.5)
Dwelling fire	6,833	(4.0)	7,116	(2.1)	7,270	(1.5)
Commercial umbrella	674	(0.4)	677	(2.5)	694	0.6
Total other	198,893	(1.0)	200,835	(1.6)	204,191	(0.4)
Total	707,692	(1.7)	719,750	(1.9)	733,352	(1.6)
Total voluntary agents	688,328	(1.3)	697,490	(2.1)	712,445	(2.3)

In 2018, 61.7% of the private passenger automobile exposures we insure had an other than private passenger policy with us, compared to 60.3% and 58.4% in 2017 and 2016, respectively.  In addition, 81.9% of our homeowners’ policyholders had a matching automobile policy with us in 2018 compared to 81.7% in 2017 and 81.9% in 2016.

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

Commission Schedule and Profit Sharing Plan.  We have several programs designed to attract profitable new business from agents by paying them competitive commissions. We recognize our top performing agents by making them members of either our Chairman's Elite, Chairman's, President's, Executive's or Preferred Agent's Club.  In 2018, members of these Clubs received a commission of up to 18.0% of premiums for each new private passenger auto policy, up to 22.0% of premiums for each new homeowner policy, up to 20.0% for each new commercial auto policy and up to 20% for each new commercial property policy.

Further, we have a competitive agency incentive commission program under which we pay agents up to 7.5% of premiums based on the loss ratio on their business.

Service and Support.  We believe that the level and quality of service and support we provide helps differentiate us from other insurers.  We have made a significant investment in information technology designed to facilitate our agents' business.  Our AVC website helps agents manage their work efficiently.  We provide a substantial amount of information online that agents need to serve their customers, such as information about the status of new policies, bill payments and claims.  Providing this type of content reduces the number of customers calls we receive and empowers the agent's customer service representatives by enabling them to respond to customers' inquiries while the customer is on the telephone.  Finally, we believe that the knowledge and experience of our employees enhances the quality of support we provide.

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

Massachusetts Residual Automobile Insurance Markets. CAR establishes the rates for personal automobile policies assigned to carriers through the MAIP.  In accordance with Massachusetts law, insurers may only charge MAIP policyholders the lower of the MAIP rate or the company's competitive voluntary market rate.  CAR also sets rates for commercial automobile policies, including taxi/limousine/car service policies, reinsured through the CAR residual market pool.  All commercial automobile business and taxi/limousine/car service business that is not written in the voluntary market in Massachusetts is apportioned to one of these servicing carriers who handle that business on behalf of CAR.  Every Massachusetts commercial automobile insurer must bear a portion of the losses of the total commercial reinsurance pool that is serviced by the approved servicing carriers.  We are one of four servicing carriers in CAR’s Commercial Automobile Program and one of two servicing carriers in CAR’s Taxi/Limo Program.

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

Technology

The focuses of our information technology (IT) efforts are:

•	to support the strategic goals, objectives and business needs of the Company by aligning our IT annual goals with those of the business assuring that IT resources are being utilized efficiently;
•	to constantly re-engineer internal processes to allow more efficient operations, resulting in lower operating costs;
•	to continuously improve the customer experience making it easier for independent agents and policyholders to transact business with us;
•	to enable agents to efficiently provide their clients with a high level of service; and
•	to maintain and support a secure computing environment.

We believe that our technology initiatives have increased revenue and decreased costs while at the same time improving the customer experience of both our agents and policyholders.  For example, these initiatives have allowed us to reduce the number of call-center transactions which we perform, and to transfer many manual processing functions from our internal operations to our independent agents.  We also believe that these initiatives have contributed to an overall increases in productivity and customer satisfaction.

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

The RadicalGlass.com application allows our claims department to contain glass costs by increasing the windshield repair to replacement ratio.  For every windshield that is repaired rather than replaced there is an average savings of approximately $340 per windshield claim.

We currently operate three VIP Claims Centers which use a network of rental car centers and auto body repair shops to provide a higher level of service to the clients of the independent insurance agents while reducing costs, such as rental expense, through reduced cycle times.

Billing.  Proprietary and vendor supplied billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders.  We believe the sophistication of our direct bill systems help us to limit our bad debt expense.  Our bad debt expense as a percentage of direct written premiums was 0.1% in both 2018 and 2017.

Innovation Lab.  In 2018 Safety Insurance established an Innovation Lab. The purpose of the Innovation Lab is to foster a culture of innovative thinking, monitor the InsureTech landscape and provide Safety and our Independent Agents with the tools and processes necessary to continuously improve the customer experiences and remain competitive in both the current and future insurance marketplace.

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

Casualty Claims

We have adopted stringent claims settlement procedures, which include guidelines that establish settlement ranges for soft tissue injuries, which constituted approximately 65% of our bodily injury claims in 2018.  If we are unable to settle these claims within our pricing guidelines, we explore other cost effective options including alternative disputes resolutions and/or litigation. We believe that these procedures result in providing our adjusting staff with a uniform approach to negotiation.

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

When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation.  There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors.  After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2018 is adequate to cover the ultimate net cost of losses and claims incurred as of that date.

Management determines its loss and loss adjustment expense ("LAE") reserves estimates based upon the analysis of the Company's actuaries.  Management has established a process for the Company's actuaries to follow in establishing reasonable reserves.  The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management.  The Company's estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $422,423 to a high of $498,216 as of December 31, 2018.  The Company's net loss and LAE reserves, based on our actuaries' best estimate, were set at $476,321 as of December 31, 2018.  The ultimate liability may be greater or less than reserves carried at the balance sheet date.  Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized.  To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  We do not discount any of our reserves.

The following table presents development information on changes in the reserves for losses and LAE of our Insurance Subsidiaries for each year in the three year period ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
Reserves for losses and LAE at beginning of year	$574,054	$560,321	$553,977
Less receivable from reinsurers related to unpaid losses and LAE	(83,085)	(83,724)	(68,261)
Net reserves for losses and LAE at beginning of year	490,969	476,597	485,716
Incurred losses and LAE, related to:
Current year	542,001	545,671	538,881
Prior years	(56,488)	(41,784)	(45,448)
Total incurred losses and LAE	485,513	503,887	493,433
Paid losses and LAE related to:
Current year	340,927	325,049	328,046
Prior years	159,234	164,466	174,506
Total paid losses and LAE	500,161	489,515	502,552
Net reserves for losses and LAE at end of period	476,321	490,969	476,597
Plus receivable from reinsurers related to unpaid losses and LAE	108,398	83,085	83,724
Reserves for losses and LAE at end of period	$584,719	$574,054	$560,321

The following table represents the development of reserves, net of reinsurance, for calendar years 2008 through 2018. The top line of the table shows the reserves at the balance sheet date for each of the indicated years.  This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us.  The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims.  The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years.  Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2018.

Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

	As of and for the Year Ended December 31,
	2018	2017	2016	2015	2014	2013	2012	2011	2010	2009	2008
Reserves for losses and
LAE originally estimated:	$ 476,321	$ 490,969	$ 476,597	$ 485,716	$ 420,767	$ 394,668	$ 371,657	$ 352,098	$ 351,244	$ 374,832	$ 391,070
Cumulative amounts paid as of:
One year later		159,234	164,466	174,506	174,506	133,288	124,855	130,204	128,854	130,960	126,858
Two years later			231,473	250,306	189,367	178,411	175,822	181,739	176,774	183,061	189,897
Three years later				290,287	223,465	207,626	199,741	211,578	205,171	211,182	217,695
Four years later					241,589	223,743	213,847	223,941	219,310	224,831	233,160
Five years later						231,346	221,363	231,433	224,354	232,177	239,553
Six years later							223,829	233,137	226,644	233,853	241,587
Seven years later								233,905	227,147	235,158	241,999
Eight years later									226,928	235,292	242,705
Nine years later										235,343	242,793
Ten years later											242,799

	As of and for the Year Ended December 31,
	2018	2017	2016	2015	2014	2013	2012	2011	2010	2009	2008
Reserves re-estimated as of:
One year later		$ 434,481	$ 434,813	$ 440,268	$ 390,452	$ 357,300	$ 342,767	$ 334,788	$ 314,561	$ 326,676	$ 347,004
Two years later			391,630	406,253	348,660	328,182	308,028	309,096	293,480	294,696	307,918
Three years later				376,201	313,100	295,788	283,592	282,441	273,332	279,542	282,565
Four years later					287,131	274,214	263,787	268,759	254,652	264,697	271,693
Five years later						255,368	250,064	255,925	245,869	252,249	261,845
Six years later							236,373	248,353	238,404	247,023	254,308
Seven years later								239,476	235,047	242,223	250,760
Eight years later									229,623	240,150	247,037
Nine years later										237,042	245,811
Ten years later											243,719

Cumulative
(redundancy) deficiency 2018		(56,488)	(84,967)	(109,515)	(133,636)	(139,300)	(135,284)	(112,622)	(121,621)	(137,790)	(147,351)

	As of and for the Year Ended December 31,
	2018	2017	2016	2015	2014	2013	2012	2011	2010	2009	2008
Gross liability-end of year	$ 584,719	$ 574,054	$ 560,321	$ 553,977	$ 482,012	$ 455,014	$ 423,842	$ 403,872	$ 404,391	$ 439,706	$ 467,559
Reinsurance recoverables	108,398	83,085	83,724	68,261	61,245	60,346	52,185	51,774	53,147	64,874	76,489
Net liability-end of year	476,321	490,969	476,597	485,716	420,767	394,668	371,657	352,098	351,244	374,832	391,070
Gross estimated liability-latest		520,768	496,242	444,921	358,863	312,758	281,985	279,178	263,790	274,252	284,624
Reinsurance recoverables-latest		86,287	61,429	38,668	45,763	38,544	31,921	30,825	28,743	34,102	38,813
Net estimated liability-latest		434,481	434,813	406,253	313,100	274,214	250,064	248,353	235,047	240,150	245,811

In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods.  Thus, if the 2018 estimate for a previously incurred loss was $150 and the loss was reserved at $100 in 2014, the $50 deficiency (later estimate minus original estimate) would be included in the cumulative (redundancy) deficiency in each of the years 2014-2018 shown in the table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies from the table.

The table shows that we have substantially benefited in the current and prior years from releasing redundant reserves.  In the years ended December 31, 2018, 2017, and 2016 we decreased loss reserves related to prior years by $56,488, $41,784 and $45,448, respectively.  Reserves and development are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

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

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business.   We are selective in choosing our reinsurers, seeking only those companies that we consider to be financially stable and adequately capitalized.  In an effort to minimize exposure to the insolvency of a reinsurer, we continually evaluate and review the financial condition of our reinsurers.  Most of our reinsurers have an A.M. Best rating of “A+” (Superior) or “A” (Excellent).

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2018 protected us in the event of a "137-year storm" (that is, a storm of a severity expected to occur once in a 137-year period).  We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan").  In 2018, we purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000.  Our reinsurers’ co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $50,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer, and 80.0% of $265,000 for the 4th layer.

For 2019, we have purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000.  Our reinsurers’ co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $50,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer and 80% of $265,000 for the 4th layer. As a result of the changes to the models, our catastrophe reinsurance in 2019 protects us in the event of a “139-year storm.”

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

Our reinsurance program excludes coverage for acts of terrorism. The Terrorism Risk Insurance Act of 2002 ("TRIA") was signed into law on November 26, 2002, and expired December 31, 2005.  The Terrorism Risk Insurance Extension Act of 2005 was signed into law on December 22, 2005, and expired December 31, 2007.  The Terrorism Risk Insurance Extension Act of 2007 ("TRIEA") was signed into law on December 26, 2007 which reauthorized TRIA for seven years, expanded the definition of an "Act of Terrorism" while expanding the private sector role and reducing the federal share of compensation for insured losses under the program.  TRIA expired on December 31, 2014, but on January 12, 2015 Congress reauthorized TRIA retroactive to January 1, 2015 with the program now lasting through 2020.  The intent of this legislation is to provide federal assistance to the insurance industry for the needs of commercial insurance policyholders with the potential exposure for losses due to acts of terrorism.  The TRIEA provides reinsurance for certified acts of terrorism.

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

At December 31, 2018, we also had $133,751 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

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

Our principal competitors within the Massachusetts private passenger automobile insurance market are MAPFRE SA, Government Employees Insurance Company and Liberty Mutual Insurance Company, which held 24.7%, 11.9% and 9.1% market shares based on automobile exposures, respectively, in 2018 according to CAR.

As of November 2018 we became the largest writer of commercial automobile insurance in Massachusetts with a market share of 15.7%. Other principal competitors in the Massachusetts commercial automobile insurance market are MAPFRE SA, Arbella Mutual Insurance Company and The Travelers Indemnity Insurance Company, which held 15.5%, 10.8% and 7.3% market shares based on automobile exposures, respectively, according to CAR.  This includes our share of residual market business as one of four servicing carriers in CAR’s Commercial Automobile Program and one of two servicing carriers in CAR’s Taxi/Limo Program.

We are the third largest writer of homeowners insurance business in Massachusetts, with a market share of 7.2% in 2017.  Our principal competitors within the Massachusetts homeowners insurance market are MAPFRE SA, Liberty Mutual and Chubb, which held 13.5%, 10.7% and 6.6% market shares respectively in 2017 (according to S&P Global Market Intelligence).

Employees

At December 31, 2018, we employed 627 employees.  Our employees are not covered by any collective bargaining agreement.  Management considers our relationship with our employees to be good.

Investments

Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings.  Our investment objective is to focus on maximizing total returns while investing conservatively.  We maintain a high-quality investment portfolio consistent with our established investment policy.  As of December 31, 2018, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

According to our investment guidelines, no more than 2.0% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities).  This one issuer must be rated "A" or above by Moody's.  In addition, no more than 0.5% of our portfolio may be invested in securities of any one issuer rated "Baa," or the lowest investment grade assigned by Moody's.  Of the less than 15.0% of our portfolio invested in senior bank loans and high yield bonds at December 31, 2018, no more than 5.0% may be invested in the securities of any one issuer, no more than 10.0% may be invested in any issuers total outstanding debt issue, and a maximum of 10.0% may be invested in securities unrated or rated "B-" or below by Moody's.  We continually monitor the mix of taxable and tax-exempt securities in an attempt to maximize our total after-tax return.  Since 1986, we have utilized the services of a third-party investment manager.

The following table reflects the composition of our investment portfolio as of December 31, 2018 and 2017.

	As of December 31,
	2018		2017
	Estimated	% of	Estimated	% of
	Fair Value	Portfolio	Fair Value	Portfolio
U.S. Treasury Securities	$1,777	0.1%	$1,791	0.1%
Obligations of states and political subdivisions	266,198	20.0	403,084	30.8
Residential mortgage-backed securities (1)	297,023	22.3	222,766	17.0
Commercial mortgage-backed securities	60,336	4.5	39,369	3.0
Other asset-backed securities	61,076	4.6	72,613	5.6
Corporate and other securities	475,452	35.7	432,403	33.1
Subtotal, fixed maturity securities	1,161,862	87.2	1,172,026	89.6
Equity securities (2)	148,011	11.0	111,867	8.6
Other invested assets (3)	23,481	1.8	23,162	1.8
	$1,333,354	100.0%	$1,307,055	100.0%

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

(2) Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company's executive deferred compensation plan.

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

Equity risk is the risk that we will incur economic losses due to adverse changes in equity prices. Our exposure to changes in equity prices results from our holdings of common stock, preferred stock, mutual funds and interests in  mutual funds held to fund the executive deferred compensation plan.  We continuously evaluate market conditions and we expect in the future to purchase additional equity securities. We principally manage equity price risk through industry and issuer diversification and asset allocation techniques.

The following table reflects our investment results for each of the three-year period ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
Average cash and invested securities (at cost)	$1,317,380	$1,268,728	$1,231,358
Net investment income (1)	$43,788	$38,758	$38,413
Net effective yield (2)	3.3%	3.1%	3.1%

(1) After investment expenses, excluding realized investment gains or losses.

(2) Net investment income for the period divided by average invested securities and cash for the same period.

As of December 31, 2018, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured, senior bank loans and high yield bonds.

The composition of our fixed income security portfolio by rating is presented in the following table.

	As of December 31,
	2018		2017
	Estimated		Estimated
	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$298,800	25.7%	$222,766	19.0%
Aaa/Aa	299,725	25.8	411,794	35.1
A	214,263	18.4	239,015	20.4
Baa	175,890	15.1	142,176	12.1
Ba	58,050	5.0	51,205	4.4
B	81,415	7.0	75,673	6.5
Caa/Ca	7,660	0.7	7,087	0.6
D	-	-	248	-
Not rated	26,059	2.3	22,062	1.9
Total	$1,161,862	100.0%	$1,172,026	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

The Securities Valuation Office of the National Association of Insurance Commissioners (the "SVO") evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. SVO ratings are reviewed at least annually. At December 31, 2018, 72.8% of our available for sale fixed maturity investments were rated Category 1 and 13.2% were rated Category 2, the two highest ratings assigned by the SVO.

The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2018.

	As of December 31, 2018
	Estimated
	Fair Value	Percent
Due in one year or less	$32,467	2.8%
Due after one year through five years	280,060	24.1
Due after five years through ten years	287,379	24.7
Due after ten years through twenty years	140,107	12.1
Due after twenty years	3,414	0.3
Asset-backed securities (1)	418,435	36.0
Totals	$1,161,862	100.0%

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

Ratings

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating.  Our "A" rating was reaffirmed by A.M. Best on April 18, 2018.  Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Very Vulnerable)."  Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the Company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence.  A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

In assigning Safety Insurance's rating, A.M. Best recognized its solid risk-adjusted capitalization, conservative operating strategy, and long-standing agency relationships. A.M. Best also noted among our positive attributes our favorable investment leverage, our disciplined underwriting approach, and our expertise in the closely managed Massachusetts automobile insurance market.  A.M. Best cited other factors that partially offset these positive attributes, including our concentration of business in the Massachusetts private passenger automobile market which exposes our business to regulatory actions.

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

Insurance Regulation Concerning Dividends.  We rely on dividends from the Insurance Subsidiaries for our cash requirements.  The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the shareholders of an insurance company.  The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time.  As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend.  An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10.0% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At December 31, 2018, the statutory surplus of Safety Insurance was $646,820 and its net income for 2018 was $86,734.  A maximum of $86,734 will be available during 2019 for such dividends without prior approval of the Commissioner.

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

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges.  Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios.  In 2018, 2017, and 2016 all our ratios for all our Insurance Subsidiaries were within the normal range.

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

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital.  Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies.  At December 31, 2018, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.

Own Risk Solvency Assessment.  On January 11, 2017, the Division adopted the National Association of Insurance Commissioners’ Own Risk Solvency Assessment (“ORSA”) Act requiring the Company to file its assessment on an annual basis.  ORSA is an internal process undertaken by an insurer or insurance group to assess the adequacy of its risk management and current and prospective solvency positions under normal and severe stress scenarios.  We have completed this filing for the 2018 period.

Executive Officers and Directors

The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

			Years
			Employed
Name	Age (1)	Position	by Safety
George M. Murphy	52	President, Chief Executive Officer	30
William J. Begley, Jr.	64	Vice President, Chief Financial Officer and Secretary	33
James D. Berry	59	Vice President - Underwriting	37
John P. Drago	52	Vice President - Marketing	24
David E. Krupa	58	Vice President - Property Claims	36
Ann M. McKeown	52	Vice President - Insurance Operations	29
Paul J. Narciso	55	Vice President - Casualty Claims	28
Stephen A. Varga	51	Vice President - Management Information Systems	26
David F. Brussard	67	Chairman of the Board, Director	-
Frederic H. Lindeberg	78	Director	-
Peter J. Manning	80	Director	-
David K. McKown	81	Director	-
Thalia M. Meehan	57	Director	-
___________________
(1) As of February 15, 2019

George M. Murphy, CPCU, was appointed President and Chief Executive Officer of the Company effective April 1, 2016.  He previously was the Vice President of Marketing since October 1, 2005.  Mr. Murphy was appointed to the Board of Directors and to the Investment Committee in February 2016.  Mr. Murphy has been employed by the Insurance Subsidiaries for over 30 years. Mr. Murphy is also on the Board of Trustees of the Insurance Library Association of Boston.

William J. Begley, Jr. was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 4, 2002.  Mr. Begley has been employed by the Insurance Subsidiaries for over 33 years.  Mr. Begley also serves on the Audit Committee and Investment Committee of Guaranty Fund Management Services, and is a member of the Board of Directors of the Massachusetts Insurers Insolvency Fund.

James D. Berry, CPCU, was appointed Vice President of Underwriting of the Company in July 2015, and was named as Secretary of the Insurance Subsidiaries at that time. Prior to that, he served as the Vice President of Insurance Operations since October 2005.  Mr. Berry has been employed by the Insurance Subsidiaries for over 37 years and has directed the Company's Massachusetts Private Passenger line of business since 2001.  Mr. Berry is the Chairman of the Board of Directors of the FAIR Plan and previously served as the Chairman of that organizations Executive Committee. He has served on several committees of CAR including Market Review and Defaulted Brokers and also served on Computer Sciences Corporation Series II and Exceed advisory councils. He also serves on the Executive Committee of the In Control Family Foundation, and is the Chairman of that organizations Finance Committee.

John P. Drago was appointed Vice President of Marketing on February 1, 2016. Mr. Drago has been employed by the Insurance Subsidiaries for over 24 years and most recently served as Director of Marketing.

David E. Krupa, CPCU, was appointed Vice President of Property Claims of the Company on March 4, 2002.  Mr. Krupa has been employed by the Insurance Subsidiaries for over 36 years.  Mr. Krupa was first employed by the Company in 1982 and held a series of management positions in the Claims Department before being appointed Vice President in 1990.  Mr. Krupa has served on the Auto Damage Appraisers Licensing Board of Massachusetts and on several claims committees both at the Automobile Insurers Bureau of Massachusetts and CAR.

Ann M. McKeown was appointed Vice President of Insurance Operations of the Company on July 1, 2015.  Ms. McKeown has been employed by the Insurance Subsidiaries for over 29 years wherein she has held management positions in the Underwriting, Information Technology, and Insurance Operations departments. Ms. McKeown has served on the MAIP Steering and Operations Committees of CAR.

Paul J. Narciso was appointed Vice President of Casualty Claims of the Company on August 2013.  Mr. Narciso has held various adjusting and claims management positions with the Company since 1990.  Mr. Narciso has 32 years of claim experience having worked at two national carriers prior to joining Safety.  He currently serves on the Governing Board of the Massachusetts Insurance Fraud Bureau and the Claims Subcommittee at Commonwealth Automobile Reinsurers.

Stephen A. Varga was appointed Vice President of Management Information Systems of the Company on August 2014. Mr. Varga has held various information technology positions with the Company since 1992 and most recently served as Senior Director of MIS.

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

Approximately 55.7% of our direct written premiums for the year ended December 31,  2018, were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

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

In order to reduce risk, to increase our underwriting capacity, and mitigate the volatility of losses on our financial condition and operations, we purchase reinsurance. The availability and the cost of reinsurance protection are subject to market conditions, which are outside of our control. As a result, we may not be able to successfully alleviate risk through these arrangements. For example, if reinsurance capacity for homeowner's risks were reduced as a result of terrorist attacks, climate change or other causes, we might seek to reduce the amount of homeowners business we write.    As a result, the Company may not be able to successfully purchase reinsurance and transfer a portion of the Company’s risk through reinsurance arrangements. In addition, we are subject to credit risk with respect to our reinsurance because the ceding of risk to reinsurers does not relieve us of our liability to our policyholders. A significant reinsurer's insolvency or inability to make payments under the terms of a reinsurance treaty could have a material adverse effect on our results of operations and financial condition.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31,  2018, based upon fair value measurement, 86.9% of our investment portfolio was invested in fixed maturity securities, 11.1% in equity securities and 2.0% in other invested assets. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors.

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

Indebtedness under our revolving credit agreement has the option to bear interest based on LIBOR, which may be subject to regulatory guidance and/or reform that could impact our current or future debt agreements.

The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021 and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on future indebtedness may be adversely affected or we may need to renegotiate the terms of our credit agreement to replace LIBOR with the new standard that is established, if any, or to otherwise agree with the trustees or agents on a new means of calculating interest.

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

Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock hold approximately 56.5% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis.  No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time.  Sales of substantial amounts of our common stock in the public market by our existing shareholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

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

We believe that we have established and implemented appropriate security measures to provide reasonable assurance that our information technology systems are secure and appropriate controls and procedures to enable us to identify and respond to unauthorized access to such systems.  While we have not experienced material cyber-incidents to date, the occurrence and effects of cyber-incidents may remain undetected for an extended period. We periodically engage third parties to evaluate and test the adequacy of our security measures, controls and procedures. Despite these security measures, controls and procedures, disruptions to and breaches of our information technology systems are possible.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

As of the date of this report, the Company had no unresolved comments from the Commission staff regarding its periodic or current reports under the Exchange Act.

ITEM 2.    PROPERTIES

We conduct most of our operations in approximately 75 thousand square feet of leased space at 20 Custom House Street in downtown Boston, Massachusetts.  Our lease was extended for an additional eleven year term starting on January 1, 2018 and will expire on December 31, 2028.

ITEM 3.    LEGAL PROCEEDINGS

Our Insurance Subsidiaries are parties to a number of lawsuits arising in the ordinary course of their insurance business.  We believe that the ultimate resolution of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial condition.

On December 15, 2015, the Company filed for arbitration with a reinsurer in regards to the reinsurance recoverable resulting from the 2015 winter storm losses that are admissible under our contract.  On January 8, 2018, the Company received a final order from a panel of arbitrators which resulted in the reinsurer paying a $9,200 settlement for all paid and outstanding losses.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 15, 2019, there were 25 holders of record of the Company's common stock, par value $0.01 per share, and we estimate another 9,283 held in "Street Name."

2018	High	Low
First quarter	$80.45	$71.35
Second quarter	$88.85	$74.75
Third quarter	$98.40	$86.40
Fourth quarter	$89.31	$78.42

2017	High	Low
First quarter	$73.85	$68.60
Second quarter	$72.40	$66.10
Third quarter	$76.50	$68.20
Fourth quarter	$83.25	$78.30

The closing price of the Company's common stock on February 15, 2019 was $89.93 per share. The Company’s common stock trades on the NASDAQ stock exchange under the symbol SAFT.

During 2018 and 2017, the Company’s Board of Directors declared four quarterly cash dividends to shareholders, which were paid and accrued in the amounts of $49,330 and $45,689, respectively.  On February 15, 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.80 per share to shareholders of record on March 1, 2019 payable on March 15, 2019. The Company plans to continue to declare and pay quarterly cash dividends in 2019, depending on the Company's financial position and the regularity of its cash flows.

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

The information called for by Item 201 (d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 22, 2019 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31,  2018 (the Company's fiscal year end), and such information is incorporated herein by reference.

For information regarding our share repurchase program, refer to Item 8—Financial Statements and Supplementary Data, Note 12, Share Repurchase Program, of this Form 10-K.

COMMON STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Stock, for the period beginning on December 31, 2013 and ending on December 31,  2018 with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of five selected property & casualty insurance companies over the same period. The peer group consists of Protective Insurance Corp., Mercury General Corp., State Auto Financial Corp., Selective Insurance Group, Inc., and Donegal Group, Inc. The graph shows the change in value of an initial one hundred dollar investment over the period indicated, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since December 31, 2013 Among
Safety Insurance Group, Inc.,
Property & Casualty Insurance Peer Group and the NASDAQ Stock Market Index

$190
$170
$150
$130
$110
$90
$181
$171
$159
$151
$150
$148
$146
$136
$134
$119
$114
$113
$110
$106
$105
$100

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Safety Insurance Group, Inc.	$100	$119	$110	$151	$171	$181
Property & Casualty Insurance Peer Group	$100	$106	$105	$134	$148	$146
NASDAQ Stock Market Index	$100	$114	$113	$136	$159	$150

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31,  2018,  2017,  2016, 2015 and 2014.

The selected historical consolidated financial data for the years ended December 31, 2018,  2017, and 2016, and as of December 31, 2018 and 2017 have been derived from the financial statements of Safety Insurance Group, Inc. included in this annual report which have been audited. The selected historical consolidated financial data for the years ended December 31, 2015 and 2014  and as of December 31, 2016, 2015 and 2014 has been derived from Safety Insurance Group, Inc.'s consolidated financial statements not included in this annual report, which have been audited.

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
Direct written premiums	$843,675	$827,316	$811,559	$785,730	$765,685
Net written premiums	$786,912	$781,054	$766,470	$746,180	$734,914
Net earned premiums	$781,587	$774,420	$755,760	$738,164	$716,875
Net investment income	43,788	38,758	38,413	40,534	42,303
Earnings from partnership investments	6,915	2,082	3,185	2,387	878
Net realized gains (losses) on investments	3,226	6,036	5,559	(469)	197
Change in net unrealized gains on equity investments	(16,324)	—	-	-	-
Net impairment losses on investments	(228)	(256)	(798)	(796)	-
Finance and other service income	17,533	18,073	17,703	18,133	18,544
Total revenue	836,497	839,113	819,822	797,953	778,797
Losses and loss adjustment expenses	485,513	503,887	493,433	612,569	476,366
Underwriting, operating and related expenses	246,643	248,436	233,017	213,939	219,023
Interest expense	90	90	90	90	90
Total expenses	732,246	752,413	726,540	826,598	695,479
Income (loss) before income taxes	104,251	86,700	93,282	(28,645)	83,318
Income tax expense (credit)	21,056	24,313	28,697	(14,792)	23,964
Net income (loss)	$83,195	$62,387	64,585	(13,853)	59,354
Earnings (loss) per weighted average common share:
Basic	$5.48	$4.13	$4.29	$(0.93)	$3.93
Diluted	$5.43	$4.10	$4.27	$(0.93)	$3.91
Cash dividends paid per common share	$3.20	$3.00	$2.80	$2.80	$2.60

Number of shares used in computing earnings (loss) per share:
Basic	15,080,269	15,010,751	14,946,453	14,866,607	14,963,047
Diluted	15,229,898	15,135,348	15,032,263	14,866,607	15,052,745

	Years Ended December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total cash and investment securities	$1,370,936	$1,348,763	$1,300,558	$1,256,937	$1,298,716
Total assets	1,856,240	1,807,279	1,758,246	1,703,869	1,675,719
Losses and loss adjustment expense reserves	584,719	574,054	560,321	553,977	482,012
Total liabilities	1,137,596	1,106,263	1,087,520	1,059,370	967,436
Total shareholders' equity	718,644	701,016	670,726	644,499	708,283
GAAP Ratios:
Loss ratio (1)	62.1%	65.1%	65.3%	83.0%	66.5%
Expense ratio (1)	31.6	32.1	30.8	29.0	30.6
Combined ratio (1)	93.7%	97.2%	96.1%	112.0%	97.1%

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

We are a leading provider of private passenger and commercial automobile insurance in Massachusetts.  In addition to private passenger automobile insurance (which represented 55.7% of our direct written premiums in 2018), we offer a portfolio of other insurance products, including commercial automobile (16.5% of 2018 direct written premiums), homeowners (22.9% of 2018 direct written premiums), dwelling fire, umbrella and business owner policies (totaling 4.9% of 2018 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 899 in 1,120 locations throughout these three states during 2018. We have used these relationships and our extensive knowledge of the market to become the fourth largest private passenger automobile carrier and the largest commercial automobile carrier in Massachusetts, capturing an approximate 9.0% and 15.7% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2018, according to statistics compiled by CAR based on automobile exposures.  We are the third largest homeowners insurance carrier in Massachusetts, with a market share of 7.2% in 2017. Our principal competitors within the Massachusetts homeowners insurance market are MAPFRE SA, Liberty Mutual Insurance and Chubb, which held 13.5%, 10.7% and 6.6% market shares respectively in 2017 (according to S&P Global Market Intelligence).

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and Maine in 2016.  The table below shows the amount of direct written premiums and number of policies written in each state during the years ended December 31, 2018, 2017, and 2016.

	Years Ended December 31,
Direct Written Premiums	2018	2017	2016
Massachusetts	$813,857	$799,427	$785,376
New Hampshire	29,159	27,637	26,128
Maine	659	252	55
Total	$843,675	$827,316	$811,559

Recent Trends and Events

Losses and loss adjustment expenses incurred for the year ended December 31, 2018 decreased by $18,374, or 3.6%, to $485,513 from $503,887 for the comparable 2017 period.

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

Catastrophe losses incurred by the type of event are shown in the following table.

	Years Ended December 31,
Event	2018	2017	2016
Windstorms and hailstorms	$14,426	$6,700	$-
Icestorms and snowstorms	-	-	9,495
Total losses incurred (1)	$14,426	$6,700	$9,495

(1)  Total losses incurred include losses plus defense and cost containment expenses and excludes adjusting and other claims settlement expenses.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2018 and 2017. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
New Hampshire Homeowner	December 1, 2018	2.3%
New Hampshire Private Passenger Automobile	December 1, 2018	2.0%
Massachusetts Homeowner	November 1, 2018	2.6%
Massachusetts Private Passenger Automobile	September 1, 2018	2.3%
Massachusetts Commercial Automobile	June 1, 2018	3.7%
New Hampshire Commercial Automobile	March 1, 2018	4.6%
New Hampshire Homeowner	December 1, 2017	3.9%
New Hampshire Private Passenger Automobile	December 1, 2017	4.2%
Massachusetts Homeowner	November 1, 2017	3.8%
Massachusetts Private Passenger Automobile	July 15, 2017	3.6%
Massachusetts Commercial Automobile	April 1, 2017	3.8%
New Hampshire Commercial Automobile	March 1, 2017	6.1%

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

Our GAAP insurance ratios are presented in the following table for the periods indicated.

	Years Ended December 31,
	2018	2017	2016
GAAP ratios:
Loss ratio	62.1%	65.1%	65.3%
Expense ratio	31.6	32.1	30.8
Combined ratio	93.7%	97.2%	96.1%

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000.   No further grants will be allowed under the 2002 Incentive Plan and there have been no grants issued under the 2018 Plan during the current year. At December 31, 2018, there were 350,000 shares available for future grant. Grants outstanding under the Plans as of December 31, 2018, were comprised of 194,305 restricted shares.

Grants made under the Incentive Plan during the years 2014 through 2018 were as follows.

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share		Vesting Terms
RS - Service	March 11, 2014	24,426	$54.35	(1)	3 years, 30%-30%-40%
RS - Performance	March 11, 2014	27,928	$58.09	(1)	3 years, cliff vesting (3)
RS	March 11, 2014	4,000	$54.35	(1)	No vesting period (2)
RS - Service	March 24, 2014	20,588	$53.64	(1)	5 years, 20% annually
RS - Service	July 15, 2014	1,767	$50.94	(1)	3 years, 30%-30%-40%
RS - Performance	July 15, 2014	1,975	$55.70	(1)	3 years, cliff vesting (3)
RS - Service	February 24, 2015	24,076	$61.68	(1)	3 years, 30%-30%-40%
RS - Service	February 24, 2015	17,321	$61.68	(1)	5 years, 20% annually
RS - Performance	February 24, 2015	35,932	$63.73	(1)	3 years, cliff vesting (3)
RS	February 24, 2015	4,000	$61.68	(1)	No vesting period (2)
RS - Service	July 1. 2015	1,546	$58.21	(1)	3 years, 30%-30%-40%
RS - Performance	July 1. 2015	1,790	$61.45	(1)	3 years, cliff vesting (3)
RS - Service	February 23, 2016	24,479	$56.07	(1)	3 years, 30%-30%-40%
RS - Service	February 23, 2016	17,077	$56.07	(1)	5 years, 20% annually
RS - Performance	February 23, 2016	34,626	$60.72	(1)	3 years, cliff vesting (3)
RS	February 23, 2016	4,000	$56.07	(1)	No vesting period (2)
RS	March 31, 2016	1,000	$57.06	(1)	No vesting period (2)
RS - Performance	April 1, 2016	10,000	$61.38	(1)	3 years, cliff vesting (3)
RS - Service	February 22, 2017	19,120	$73.55	(1)	3 years, 30%-30%-40%
RS - Service	February 22, 2017	16,106	$73.55	(1)	5 years, 20% annually
RS - Performance	February 22, 2017	29,829	$74.96	(1)	3 years, cliff vesting (3)
RS	February 22, 2017	4,000	$73.55	(1)	No vesting period (2)
RS	July 1, 2017	1,000	$68.30	(1)	No vesting period (2)
RS - Service	February 26, 2018	34,451	$75.05	(1)	3 years, 30%-30%-40%
RS - Performance	February 26, 2018	31,668	$75.05	(1)	3 years, cliff vesting (3)
RS	February 26, 2018	5,000	$75.05	(1)	No vesting period (2)
RS - Performance	August 1, 2018	164	$92.30	(1)	No vesting period (4)

(1)  The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.

(2)  Board of Director members must maintain stock ownership equal to at least four times their annual cash retainer. This requirement must be met within five years of becoming a director.

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business.  We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the FAIR Plan.  The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event.  We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models.  As of January 1, 2018, we have purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000.  Our reinsurers’ co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $50,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer and 80.0% of $265,000 for the 4th layer. As a result of the changes to the models, and our revised reinsurance program, our catastrophe reinsurance in 2018 protects us in the event of a “137-year storm” (that is, a storm of a severity expected to occur once in a 137-year period).  Most of our reinsurers have an A.M. Best rating of “A+” (Superior) or “A” (Excellent).

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

On December 15, 2015, the Company filed for arbitration with a reinsurer in regards to the reinsurance recoverable resulting from the 2015 winter storm losses that are admissible under our contract.  The total amount of recoverable in dispute, which was based on our total incurred loss, was $20,918 as of December 31, 2017.  On January 8, 2018 the Company received a final order from the panel of arbitrators in which the reinsurer would pay the Company $9,200 for settlement of all paid and outstanding losses.  This amount has been collected. The remaining unrecovered amount of $11,718 was expensed in 2017.

We also had $133,751 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

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

Non-GAAP operating income and non-GAAP operating income per diluted share consist of our GAAP net income adjusted by the net realized gains (losses), net impairment losses on investments, changes in net unrealized gains (losses) on equity securities and taxes related thereto. The adjustment for net unrealized gains and losses on equity securities is only applicable for 2018 due to the adoption of the accounting standard update referenced in Item 8 – Financial Statements and Supplemental Data, Note 2, Recent Accounting Pronouncements, of this Form 10-K. Net income and earnings per diluted share are the GAAP financial measures that are most directly comparable to non-GAAP operating income and non-GAAP operating income per diluted share, respectively. A reconciliation of the GAAP financial measures to these non-GAAP measures is included in the 2018 financial highlights below.

Results of Operations

The following table shows certain of our selected financial results.

	Years Ended December 31,
	2018	2017	2016
Direct written premiums	$843,675	$827,316	$811,559
Net written premiums	$786,912	$781,054	$766,470
Net earned premiums	$781,587	$774,420	$755,760
Net investment income	43,788	38,758	38,413
Earnings from partnership investments	6,915	2,082	3,185
Net realized gains on investments	3,226	6,036	5,559
Change in net unrealized gains on equity investments	(16,324)	—	—
Net impairment losses on investments	(228)	(256)	(798)
Finance and other service income	17,533	18,073	17,703
Total revenue	836,497	839,113	819,822
Loss and loss adjustment expenses	485,513	503,887	493,433
Underwriting, operating and related expenses	246,643	248,436	233,017
Interest expense	90	90	90
Total expenses	732,246	752,413	726,540
Income before income taxes	104,251	86,700	93,282
Income tax expense	21,056	24,313	28,697
Net income	$83,195	$62,387	$64,585
Earnings per weighted average common share:
Basic	$5.48	$4.13	$4.29
Diluted	$5.43	$4.10	$4.27
Cash dividends paid per common share	$3.20	$3.00	$2.80

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$83,195	$62,387	$64,585
Exclusions from net income:
Net realized gains on investments	(3,226)	(6,036)	(5,559)
Change in net unrealized gains on equity investments	16,324	-	-
Net impairment losses on investments	228	256	798
Income tax (expense) benefit	(2,798)	2,023	1,666
Non-GAAP Operating income	$93,723	$58,630	$61,490

Net income per diluted share	$5.43	$4.10	$4.27
Exclusions from net income:
Net realized gains on investments	(0.21)	(0.40)	(0.37)
Change in net unrealized gains on equity investments	1.07	-	-
Net impairment losses on investments	0.01	0.02	0.05
Income tax (expense) benefit	(0.18)	0.12	0.11
Non-GAAP Operating income per diluted share	$6.12	$3.84	$4.06

YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017

Direct Written Premiums.  Direct written premiums for the year ended December 31, 2018 increased by $16,359, or 2.0%, to $843,675 from $827,316 for the comparable 2017 period. The 2018 increase occurred primarily in our commercial automobile and homeowners business lines.

Net Written Premiums.  Net written premiums for the year ended December 31, 2018 increased by $5,858, or 0.8%, to $786,912 from $781,054 for the comparable 2017 period.

Net Earned Premiums.  Net earned premiums for the year ended December 31, 2018 increased by $7,167, or 0.9%, to $781,587 from $774,420 for the comparable 2017 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Year Ended December 31,
	2018	2017
Written Premiums
Direct	$843,675	$827,316
Assumed	32,403	34,214
Ceded	(89,166)	(80,476)
Net written premiums	$786,912	$781,054

Earned Premiums
Direct	$836,759	$818,804
Assumed	32,196	32,502
Ceded	(87,368)	(76,886)
Net earned premiums	$781,587	$774,420

Net Investment Income.  Net investment income for the year ended December 31, 2018 increased by $5,030, or 13.0%, to $43,788 from $38,758 for the comparable 2017 period. The increase is a result of fixed maturity amortization and an increase in the average invested asset balance compared to the prior year. Net effective annual yield on the investment portfolio was 3.3% for the year ended December 31, 2018 compare to 3.1% for the year ended December 31, 2017. Our duration was 3.6 years at December 31, 2018, compared to 3.7 years at December 31, 2017.

Earnings from Partnership Investments.  Earnings from partnership investments were $6,915 for the year ended December 31, 2018 compared to $2,082 for the year ended December 31, 2017. The 2018 increase was related to investment appreciation and cash proceeds received as return on capital.

Net Realized Gains on Investments.  Net realized gains on investments were $3,226 for the year ended December 31, 2018 compared to $6,036 for the comparable 2017 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of December 31, 2018
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,807	$—	$(30)	$—	$1,777
Obligations of states and political subdivisions	262,772	5,098	(1,672)	—	266,198
Residential mortgage-backed securities (1)	300,387	1,477	(4,841)	—	297,023
Commercial mortgage-backed securities	60,897	337	(898)	—	60,336
Other asset-backed securities	61,310	95	(329)	—	61,076
Corporate and other securities	488,240	1,775	(14,563)	—	475,452
Subtotal, fixed maturity securities	1,175,413	8,782	(22,333)	—	1,161,862
Equity securities (2)	142,948	15,419	(10,356)	—	148,011
Other invested assets (5)	23,481	—	—	—	23,481
Totals	$1,341,842	$24,201	$(32,689)	$—	$1,333,354

(1)  Residential mortgage-backed securities consists of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)  Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.

(3)  Our investment portfolio included 958 securities in an unrealized loss position at December 31, 2018.

(4)  Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive (loss) income.

(5)  Other invested assets are accounted for under the equity method which approximates fair value.

The composition of our fixed income security portfolio by rating was as follows:

	As of December 31, 2018
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$298,800	25.7%
Aaa/Aa	299,725	25.8
A	214,263	18.4
Baa	175,890	15.1
Ba	58,050	5.0
B	81,415	7.0
Caa/Ca	7,660	0.7
Not rated	26,059	2.3
Total	$1,161,862	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of December 31, 2018, our portfolio of fixed maturity investments was principally comprised of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also presents the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,777	$30	$1,777	$30
Obligations of states and political subdivisions	80,856	707	16,049	965	96,905	1,672
Residential mortgage-backed securities	64,101	694	138,572	4,147	202,673	4,841
Commercial mortgage-backed securities	22,652	270	13,117	628	35,769	898
Other asset-backed securities	33,866	112	23,532	217	57,398	329
Corporate and other securities	288,786	10,149	87,546	4,414	376,332	14,563
Subtotal, fixed maturity securities	490,261	11,932	280,593	10,401	770,854	22,333
Equity securities	71,439	9,955	2,072	401	73,511	10,356
Total temporarily impaired securities	$561,700	$21,887	$282,665	$10,802	$844,365	$32,689

 The unrealized losses in our fixed income and equity portfolio as of December 31, 2018 were reviewed for potential other-than-temporary asset impairments.  The Company held three debt securities at December 31, 2018 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment assessment.  The Company recognized OTTI of $228 and $256 for the year ended December 31, 2018 and 2017, respectively, which consisted entirely of credit losses related to fixed maturity securities.

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

The majority of unrealized losses recorded on the investment portfolio at December 31, 2018 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For information regarding fair value measurements of our investment portfolio, refer to Item 8—Financial Statements and Supplementary Data, Note 14, Fair Value of Financial Instruments, of this Form 10-K.

Net Impairment Losses on Investments. Net impairment losses on investments were $228 and $256 for the year ended December 31, 2018 and December 31, 2017.

Finance and Other Service Income.  Finance and other service income include revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income decreased by $540, or 3.0%, to $17,533 for the year ended December 31, 2018 from $18,073 for the comparable 2017 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the year ended December 31, 2018 decreased by $18,374, or 3.6%, to $485,513 from $503,887 for the comparable 2017 period.

Our GAAP loss ratio for the year ended December 31, 2018 and 2017 was 62.1% and 65.1%, respectively. Our GAAP loss ratio excluding loss adjustment expenses was 54.0% and 57.5% for the year ended December 31, 2018 and 2017, respectively. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2018 was $56,488, compared to $41,784, for the comparable 2017 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the year ended December 31, 2018 decreased by $1,793, or 0.7%, to $246,643 from $248,436 for the comparable 2017 period. Our GAAP expense ratio for the year ended December 31, 2018 decreased to 31.6% from 32.1% for the comparable 2017 period.

Interest Expenses.  Interest expense was $90 for each of the years ended December 31, 2018 and 2017. The credit facility commitment fee included in interest expense was $75 for each of the years ended December 31, 2018 and 2017.

Income Tax Expense   Our effective tax rates were 20.2% and 28.0% for the years ended December 31, 2018 and 2017, respectively. The U.S. Tax Cuts and Jobs Act (the “TCJA”) which became effective on December 22, 2017, reduced the corporate statutory tax rate from 35% to 21%. The effective rates for the years ended December 31, 2018 and 2017 were lower than the statutory rates primarily due to the effects of tax-exempt investment income.

Net Income. Net income for the year ended December 31, 2018 was $83,195 compared to a net income of $62,387 for the comparable 2017 period.

Non-GAAP Operating Income. Non-GAAP operating income as defined above was $93,723 for the year ended December 31, 2018 compared to $58,630 for the year ended December 31, 2017. The increase in Non-GAAP operating income was primarily the result of increases in net earned premiums, net investment income, earnings from partnership investments and benefits from lower statutory federal income tax rates.

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016

Direct Written Premiums.  Direct written premiums for the year ended December 31, 2017 increased by $15,757, or 1.9%, to $827,316 from $811,559 for the comparable 2016 period.  The 2017 increases occurred in our private passenger, commercial automobile and homeowners business lines which experienced increases of 3.3%, 2.3% and 4.0%, respectively, in average written premium per exposure. Written exposures increased by 5.0% in our commercial automobile line and decreased by 3.0% in our private passenger automobile line and 1.0% in our homeowners line, respectively.

Net Written Premiums.  Net written premiums for the year ended December 31, 2017 increased by $14,584 or 1.9%, to $781,054 from $766,470 for the comparable 2016 period. The 2017 increase was primarily due to the factors that increased direct written premiums.

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

Net Investment Income.  Net investment income for the year ended December 31, 2017 increased by $345 or 0.9%, to $38,758 from $38,413 for the comparable 2016 period. Net effective annual yield on the investment portfolio was 3.1% for each of the years ended December 31, 2017 and December 31, 2016. Our duration was 3.7 years at December 31, 2017, compare to 4.3 years at December 31, 2016.

Earnings from Partnership Investments. Earnings from partnership investments were $2,082 for the year ended December 31, 2017 compared to $3,185 for the year ended December 31, 2016.

Net Realized Gains on Investments.  Net realized gains on investments were $6,036 for the year ended December 31, 2017 compared to $5,559 for the comparable 2016 period.

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

(2)  Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.

(3)  Our investment portfolio included 367 securities in an unrealized loss position at December 31, 2017.

(4)   Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive (loss) income.

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

We reviewed the unrealized losses in our fixed income and equity portfolio as of December 31, 2017 for potential other-than-temporary asset impairments. The Company held two debt securities at December 31, 2017 with a material (20.0% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment charge. As a result of our analysis, the Company recognized OTTI of $256 for the year ended December 31, 2017, which consisted entirely of credit losses related to fixed maturity securities.

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

The majority of the unrealized losses recorded on the investment portfolio at December 31, 2017 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For information regarding fair value measurements of our investment portfolio, refer to Item 8—Financial Statements and Supplementary Data, Note 14, Fair Value of Financial Instruments, of this Form 10-K.

Net Impairment Losses on Investments. Net impairment losses on investments were $256 and $798 for the year ended December 31, 2017 and December 31, 2016.

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

Our GAAP loss ratio for the years ended December 31, 2017 and 2016 was 65.1% and 65.3%, respectively.  Our GAAP loss ratio excluding loss adjustment expenses was 57.5% and 56.8% for the years ended December 31, 2017 and 2016, respectively.  Total prior year favorable development included in the pre-tax results for the year ended December 31, 2017 was $41,784, compared to $45,448, for the comparable 2016 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the year ended December 31, 2017 increased by $15,419, or 6.6%, to $248,436 from $233,017 for the comparable 2016 period. Our GAAP expense ratios for the year ended December 31, 2017 increased to 32.1% from 30.8% for the comparable 2016 period. The increase in underwriting, operating and related expense and the expense ratio is attributable to increases in contingent commissions and nonrecurring legal fees related to reinsurance arbitration.

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

Subsequent to the enactment of the TCJA, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”).  SAB 118 describes three scenarios associated with a company’s status of accounting for income tax reform and provided a measurement period of one year to finalize provisional amounts.  The measurement period provided in SAB 118 concluded on December 22, 2018 and accordingly the Company has finalized its accounting for the impact of the TCJA as of December 31, 2018.  No material adjustments were recorded by the Company during the year ended December 31, 2018.

Net Income.  Net income for the year ended December 31, 2017 was $62,387 compared to net income of $64,585 for the comparable 2016 period.

The TCJA modified the provisions applicable to the determination of the tax basis of unpaid loss reserves.  These modifications impact the payment pattern and applicable interest rate.  The TCJA instructed the Treasury to provide discount factors and other guidance necessary to determine the necessary transition adjustment.  On December 19, 2018 the Treasury released Revenue Procedure 2019-06 which includes unpaid loss reserve discount factors for the 2018 accident year.  The Revenue Procedure requires these factors to be used in the first taxable year beginning after December 31, 2017 and for use in calculating the TCJA transitional adjustment.  The Company has applied Revenue Procedure 2019-06 for the year ended December 31, 2018.  Because this information had not been released until December 19, 2018, we have applied the law existing prior to the enactment of the TCJA for the year ended December 31, 2017; accordingly these provisions had no effect on the net deferred tax liability as of December 31, 2017 or the total tax expense for the year ended December 31, 2017.

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

Net cash provided by operating activities was $127,691, $82,040, and $98,824 during the years ended December 31, 2018, 2017, and 2016, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $83,004, $14,924, and $84,252 for the years ended December 31, 2018, 2017, and 2016, respectively, as purchases of fixed maturity and equity securities exceeded proceeds from the sales, paydowns, calls and maturities of fixed maturity and equity securities.

Net cash used for financing activities was $48,813, $45,460, and $42,014 during the years ended December 31, 2018, 2017 and 2016, respectively.  Net cash used for financing activities is primarily comprised of dividend payments to shareholders.

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

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our Insurance Subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end 2018, the statutory surplus of Safety Insurance was $646,820, and its net income for 2018 was $86,734.  As a result, a maximum of $86,734 is available in 2019 for such dividends without prior approval of the Commissioner. Under this Massachusetts statute, the Insurance Subsidiaries has restricted net assets in the amount of $560,086 at December 31, 2018. During the twelve months ended December 31, 2018, Safety Insurance recorded dividends to Safety of $45,271.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2018 and 2017 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2017	March 1, 2017	March 15, 2017	$0.70	$10,674
May 3, 2017	June 1, 2017	June 15, 2017	$0.70	$10,665
August 2, 2017	September 1, 2017	September 15, 2017	$0.80	$12,183
November 1, 2017	December 1, 2017	December 15, 2017	$0.80	$12,167
February 15, 2018	March 1, 2018	March 15, 2018	$0.80	$12,326
May 2, 2018	June 1, 2018	June 15, 2018	$0.80	$12,295
August 1, 2018	September 4, 2018	September 14, 2018	$0.80	$12,312
October 31, 2018	December 3, 2018	December 14, 2018	$0.80	$12,397

On February 15, 2019, our Board approved and declared a quarterly cash dividend on our common stock of $0.80 per share to be paid on March 15, 2019 to shareholders of record on March 1, 2019.  We plan to continue to declare and pay quarterly cash dividends in 2019, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of December 31, 2018, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  At December 31, 2018 and December 31, 2017, the Company had purchased 2,279,570 shares at a cost of $83,835.

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

Contractual Obligations

We have obligations to make future payments under contracts and credit-related financial instruments and commitments.  At December 31, 2018, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
	Within	Two to Three	Four to Five	After
	One Year	Years	Years	Five Years	Total
Loss and LAE reserves	$286,512	$257,276	$35,083	$5,848	$584,719
Operating leases	4,044	8,025	7,897	20,064	40,030
Total contractual obligations	$290,556	$265,301	$42,980	$25,912	$624,749

As of December 31, 2018, the Company had loss and LAE reserves of $584,719, unpaid reinsurance recoverables of $108,398 and net loss and LAE reserves of $476,321.  Our loss and LAE reserves are estimates as described in more detail under Critical Accounting Policies and Estimates.  The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown.  Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above.  While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

 As part of the Company’s investment activity, we have committed $80,000 to investments in limited partnerships.  The Company has contributed $34,794 to these commitments as of December 31, 2018.  As of December 31, 2018, the remaining committed capital that could be called is $46,898, which includes potential recallable capital distributions.

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

 Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $422,423 to $498,216 as of December 31,  2018 compared to a range of $440,918 to $510,166 as of December 31,  2017.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above.

Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $476,321 as of December 31,  2018 compared to $490,969 as of December 31,  2017.

 The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31,  2018 and December 31,  2017.

	As of December 31, 2018
Line of Business	Low	Recorded	High
Private passenger automobile	$195,940	$220,913	$224,789
Commercial automobile	87,797	96,161	99,854
Homeowners	70,788	82,215	88,210
All other	67,898	77,032	85,363
Total	$422,423	$476,321	$498,216

	As of December 31, 2017
Line of Business	Low	Recorded	High
Private passenger automobile	$215,048	$244,057	$246,950
Commercial automobile	82,929	90,083	93,377
Homeowners	81,395	88,954	92,894
All other	61,546	67,875	76,945
Total	$440,918	$490,969	$510,166

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31,  2018 and December 31,  2017.

	As of December 31, 2018
Line of Business	Case	IBNR	Total
Private passenger automobile	$253,230	$(32,354)	$220,876
CAR assumed private passenger auto	8	29	37
Commercial automobile	53,541	9,507	63,048
CAR assumed commercial automobile	17,713	15,400	33,113
Homeowners	70,113	2,965	73,078
FAIR Plan assumed homeowners	3,646	5,491	9,137
All other	45,748	31,284	77,032
Total net reserves for losses and LAE	$443,999	$32,322	$476,321

	As of December 31, 2017
Line of Business	Case	IBNR	Total
Private passenger automobile	$254,804	$(11,084)	$243,720
CAR assumed private passenger auto	22	315	337
Commercial automobile	53,570	8,603	62,173
CAR assumed commercial automobile	14,307	13,603	27,910
Homeowners	77,834	782	78,616
FAIR Plan assumed homeowners	3,174	7,164	10,338
All other	40,604	27,271	67,875
Total net reserves for losses and LAE	$444,315	$46,654	$490,969

At December 31,  2018 and 2017, our total IBNR reserves for our private passenger automobile line of business were comprised of $(53,519) and $(31,856) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $21,165 and $20,772 related to our estimation for not yet reported losses, respectively.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 46.5% of our total reserves for CAR assumed commercial automobile business as of December 31,  2018 due to the reporting delays in the information we receive from CAR, as described further in the section on CAR Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 60.1% of our total reserves for FAIR Plan assumed homeowners at December 31,  2018 due to similar reporting delays in the information we receive from FAIR Plan.

The following tables present information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of December 31,  2018 and 2017.

	As of December 31, 2018
Line of Business	Retained	Assumed	Net
Private passenger automobile	$220,876
CAR assumed private passenger automobile		$37
Net private passenger automobile			$220,913
Commercial automobile	63,048
CAR assumed commercial automobile		33,113
Net commercial automobile			96,161
Homeowners	73,078
FAIR Plan assumed homeowners		9,137
Net homeowners			82,215
All other	77,032	—	77,032
Total net reserves for losses and LAE	$434,034	$42,287	$476,321

	As of December 31, 2017
Line of Business	Retained	Assumed	Net
Private passenger automobile	$243,720
CAR assumed private passenger automobile		$337
Net private passenger automobile			$244,057
Commercial automobile	62,173
CAR assumed commercial automobile		27,910
Net commercial automobile			90,083
Homeowners	78,616
FAIR Plan assumed homeowners		10,338
Net homeowners			88,954
All other	67,875	-	67,875
Total net reserves for losses and LAE	$452,384	$38,585	$490,969

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the twelve months ended December 31,  2018, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $7,817.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $6,175 effect on net income, or $0.41 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the twelve months ended December 31,  2018.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,418)	$(2,209)	$—
Estimated increase in net income	3,490	1,745	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,209)	—	2,209
Estimated increase (decrease) in net income	1,745	—	(1,745)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,209	4,418
Estimated decrease in net income	—	(1,745)	(3,490)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,261)	(630)	—
Estimated increase in net income	996	498	—
No Change in Severity
Estimated (decrease) increase in reserves	(630)	—	630
Estimated increase (decrease) in net income	498	—	(498)
+1 Percent Change in Severity
Estimated increase in reserves	—	630	1,261
Estimated decrease in net income	—	(498)	(996)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,462)	(731)	—
Estimated increase in net income	1,155	577	—
No Change in Severity
Estimated (decrease) increase in reserves	(731)	—	731
Estimated increase (decrease) in net income	577	—	(577)
+1 Percent Change in Severity
Estimated increase in reserves	—	731	1,462
Estimated decrease in net income	—	(577)	(1,155)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,541)	(770)	—
Estimated increase in net income	1,217	608	—
No Change in Severity
Estimated (decrease) increase in reserves	(770)	—	770
Estimated increase (decrease) in net income	608	—	(608)
+1 Percent Change in Severity
Estimated increase in reserves	—	770	1,541
Estimated decrease in net income	—	(608)	(1,217)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31,  2018.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$—	$—
Estimated increase (decrease) in net income	—	—
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(331)	331
Estimated increase (decrease) in net income	261	(261)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(91)	91
Estimated increase (decrease) in net income	72	(72)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $56,488, $41,784 and $45,448 for the years ended December 31,  2018,  2017, and 2016, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31,  2018,  2017 and 2016, respectively. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Years Ended December 31,
Accident Year	2018	2017	2016
2008 & prior	$(2,207)	$(957)	$(3,714)
2009	(900)	(698)	(1,080)
2010	(2,316)	(1,583)	(2,670)
2011	(3,567)	(4,439)	(5,370)
2012	(4,714)	(6,152)	(6,970)
2013	(5,154)	(7,748)	(12,589)
2014	(7,123)	(13,989)	(9,398)
2015	(4,070)	1,548	(3,657)
2016	(13,130)	(7,766)	—
2017	(13,307)	—	—
All prior years	$(56,488)	$(41,784)	$(45,448)

At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $56,488, $41,784, and $45,448 for the years ended 2018,  2017, and 2016, respectively. The decreases in prior year reserves in 2018 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $36,266 in our retained automobile reserves and $18,947 in our retained other than auto and homeowner’s reserves, inclusive of the reinsurance recoverable loss.  The decreases in prior year reserves in 2017 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $29,855 in our retained automobile reserves and $10,201 in our retained other than auto and homeowner reserves. The decrease in prior year reserves during 2016 is primarily composed of reductions of $25,019 in our retained automobile reserves and $11,648 in our retained homeowners reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31,  2018.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2008 & prior	$(1,074)	$(393)	$(211)	$(529)	$(2,207)
2009	(408)	(58)	(145)	(289)	(900)
2010	(1,435)	(228)	(559)	(94)	(2,316)
2011	(2,107)	(89)	(908)	(463)	(3,567)
2012	(2,700)	(874)	(994)	(146)	(4,714)
2013	(2,507)	(349)	(1,865)	(433)	(5,154)
2014	(1,848)	(1,185)	(2,516)	(1,574)	(7,123)
2015	(4,816)	704	(107)	149	(4,070)
2016	(10,154)	(519)	(2,244)	(213)	(13,130)
2017	(3,946)	(2,221)	(5,611)	(1,529)	(13,307)
All prior years	$(30,995)	$(5,212)	$(15,160)	$(5,121)	$(56,488)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the year ended December 31,  2018 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2008 & prior	$(752)	$(261)	$(211)	$(529)	$(1,753)
2009	(408)	(58)	(145)	(289)	(900)
2010	(1,435)	(213)	(559)	(94)	(2,301)
2011	(2,107)	(118)	(908)	(463)	(3,596)
2012	(2,700)	(859)	(974)	(146)	(4,679)
2013	(2,507)	(416)	(1,816)	(433)	(5,172)
2014	(1,848)	(1,174)	(2,363)	(1,574)	(6,959)
2015	(4,816)	639	192	149	(3,836)
2016	(10,154)	(1,240)	(1,587)	(213)	(13,194)
2017	(3,946)	(1,893)	(5,455)	(1,529)	(12,823)
All prior years	$(30,673)	$(5,593)	$(13,826)	$(5,121)	$(55,213)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the year ended December 31,  2018.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2008 & prior	$(322)	$(132)	$—	$(454)
2009	—	—	—	—
2010	—	(15)	—	(15)
2011	—	29	—	29
2012	—	(15)	(20)	(35)
2013	—	67	(49)	18
2014	—	(11)	(153)	(164)
2015	—	65	(299)	(234)
2016	—	721	(657)	64
2017	—	(328)	(156)	(484)
All prior years	$(322)	$381	$(1,334)	$(1,275)

The improved retained private passenger and commercial automobile results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves.   Our retained other than auto and homeowners line of business prior year reserves decreased, due primarily to fewer IBNR claims than previously estimated.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of December 31, 2018
Estimated fair value	$1,203,622	$1,161,862	$1,117,326
Estimated increase (decrease) in fair value	$41,760	$—	$(44,536)

As of December 31, 2017
Estimated fair value	$1,212,745	$1,172,026	$1,129,098
Estimated increase (decrease) in fair value	$40,719	$—	$(42,928)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At December 31, 2018, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2018, assuming that all of such debt is outstanding for the entire year.

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

SAFETY INSURANCE GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety Insurance Group, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Safety Insurance Group, Inc. (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).    We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for equity investments in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 27, 2019

We have served as the Company’s auditor since 1983.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,	December 31,
	2018	2017

Assets
Investments:
Securities available for sale:
Fixed maturities, available for sale, at fair value (amortized cost: $1,175,413 and $1,156,697)	$1,161,862	$1,172,026
Equity securities, at fair value (cost: $142,948 and $90,481)	148,011	111,867
Other invested assets	23,481	23,162
Total investments	1,333,354	1,307,055
Cash and cash equivalents	37,582	41,708
Accounts receivable, net of allowance for doubtful accounts	190,062	190,649
Receivable for securities sold	1,039	1,380
Accrued investment income	8,420	8,876
Taxes recoverable	—	908
Receivable from reinsurers related to paid loss and loss adjustment expenses	13,691	24,776
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	108,398	83,085
Ceded unearned premiums	33,974	32,175
Deferred policy acquisition costs	73,355	72,202
Deferred income taxes	8,749	—
Equity and deposits in pools	28,094	28,246
Other assets	19,522	16,219
Total assets	$1,856,240	$1,807,279

Liabilities
Loss and loss adjustment expense reserves	$584,719	$574,054
Unearned premium reserves	435,380	428,257
Accounts payable and accrued liabilities	71,896	60,701
Payable for securities purchased	5,156	4,188
Payable to reinsurers	12,220	13,801
Deferred income taxes	—	2,917
Taxes payable	6,090	—
Other liabilities	22,135	22,345
Total liabilities	1,137,596	1,106,263

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,566,180 and 17,499,544 shares issued	176	175
Additional paid-in capital	196,292	189,714
Accumulated other comprehensive (loss) income, net of taxes	(10,706)	24,269
Retained earnings	616,717	570,693
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	718,644	701,016
Total liabilities and shareholders’ equity	$1,856,240	$1,807,279

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016

Net earned premiums	$781,587	$774,420	$755,760
Net investment income	43,788	38,758	38,413
Earnings from partnership investments	6,915	2,082	3,185
Net realized gains on investments	3,226	6,036	5,559
Change in unrealized gains on equity investments	(16,324)	—	—
Net impairment losses on investments (a)	(228)	(256)	(798)
Finance and other service income	17,533	18,073	17,703
Total revenue	836,497	839,113	819,822

Losses and loss adjustment expenses	485,513	503,887	493,433
Underwriting, operating and related expenses	246,643	248,436	233,017
Interest expense	90	90	90
Total expenses	732,246	752,413	726,540

Income before income taxes	104,251	86,700	93,282
Income tax expense	21,056	24,313	28,697
Net income	$83,195	$62,387	$64,585

Earnings per weighted average common share:
Basic	$5.48	$4.13	$4.29
Diluted	$5.43	$4.10	$4.27

Cash dividends paid per common share	$3.20	$3.00	$2.80

Number of shares used in computing earnings per share:
Basic	15,080,269	15,010,751	14,946,453
Diluted	15,229,898	15,135,348	15,032,263

(a)	No portion of the other-than-temporary impairments recognized in the period indicated were included in Other Comprehensive Income.

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$83,195	$62,387	$64,585

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains during the period, net of income tax (benefit) expense of ($5,387), $6,027, and $1,611.	(20,267)	12,349	2,992
Reclassification adjustment for net realized gains on investments included in net income, net of income tax expense of ($678), ($2,112), and ($1,945).	(2,549)	(3,923)	(3,613)
Other comprehensive (loss) income, net of tax:	(22,816)	8,426	(621)

Comprehensive income	$60,379	$70,813	$63,964

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	(Loss) Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2015	$174	179,896	16,464	531,800	(83,835)	$644,499
Net income	—	—	—	64,585	—	64,585
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(621)	—	—	(621)
Restricted share awards issued	—	280	—	—	—	280
Recognition of employee share-based compensation, net of deferred federal income taxes	—	4,122	—	—	—	4,122
Exercise of options, net of federal income taxes	—	251	—	—	—	251
Dividends paid and accrued	—	—	—	(42,390)	—	(42,390)
Balance at December 31, 2016	174	184,549	15,843	553,995	(83,835)	670,726
Net income				62,387		62,387
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	8,426	—	—	8,426
Restricted share awards issued	1	362	—	—	—	363
Recognition of employee share-based compensation	—	4,803	—	—	—	4,803
Dividends paid and accrued	—	—	—	(45,689)	—	(45,689)
Balance at December 31, 2017	175	189,714	24,269	570,693	(83,835)	701,016
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018.	—	—	(16,895)	16,895	—	—
Reclassification of certain tax effects from accumulated other comprehensive (loss) income at January 1, 2018.	—	—	4,736	(4,736)	—	—
Net income				83,195		83,195
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(22,816)	—	—	(22,816)
Restricted share awards issued	1	375	—	—	—	376
Recognition of employee share-based compensation	—	6,203	—	—	—	6,203
Dividends paid and accrued	—	—	—	(49,330)	—	(49,330)
Balance at December 31, 2018	$176	$196,292	$(10,706)	$616,717	$(83,835)	$718,644

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$83,195	$62,387	$64,585
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	5,273	6,962	5,388
Fixed Asset depreciation, net	5,467	5,037	4,382
Stock based compensation	6,579	5,166	4,303
(Credit) provision for deferred income taxes	(5,600)	2,085	1,681
Net realized gains on investments	(3,226)	(6,036)	(5,559)
Net impairment losses on investments	228	256	798
Earnings from partnership investments	(650)	(2,082)	(3,185)
Change in net unrealized gains on equity investments	16,324	—
Changes in assets and liabilities:
Accounts receivable	587	(2,953)	(9,129)
Accrued investment income	456	(18)	64
Receivable from reinsurers	(14,228)	5,367	(3,995)
Ceded unearned premiums	(1,799)	(3,590)	(5,363)
Deferred policy acquisition costs	(1,153)	(1,206)	(2,059)
Taxes recoverable	908	(908)	15,497
Other assets	2,565	(5,400)	348
Loss and loss adjustment expense reserves	10,665	13,733	6,344
Unearned premium reserves	7,123	10,224	16,072
Taxes payable	6,090	(1,110)	—
Accounts payable and accrued liabilities	10,678	(6,333)	14,068
Payable to reinsurers	(1,581)	299	1,955
Other liabilities	(210)	160	(7,371)
Net cash provided by operating activities	127,691	82,040	98,824

Cash flows from investing activities:
Fixed maturities purchased	(304,654)	(205,226)	(295,211)
Equity securities purchased	(66,832)	(27,440)	(30,060)
Other invested assets purchased	(6,648)	(7,492)	(5,248)
Proceeds from sales and paydowns of fixed maturities	217,221	151,071	99,682
Proceeds from maturities, redemptions, and calls of fixed maturities	63,628	37,868	99,883
Proceed from sales of equity securities	18,654	34,664	46,620
Proceeds from other invested assets redeemed	6,810	7,589	4,992
Fixed assets purchased	(11,183)	(5,958)	(4,910)
Net cash used for investing activities	(83,004)	(14,924)	(84,252)

Cash flows from financing activities:
Proceeds from stock options exercised	—	—	257
Excess tax expense from stock options exercised	—	—	(6)
Dividends paid to shareholders	(48,813)	(45,460)	(42,265)
Net cash used for financing activities	(48,813)	(45,460)	(42,014)

Net (decrease) increase in cash and cash equivalents	(4,126)	21,656	(27,442)
Cash and cash equivalents at beginning of year	41,708	20,052	47,494
Cash and cash equivalents at end of period	$37,582	$41,708	$20,052

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$20,115	$23,721	$9,826
Interest	$75	$75	$75

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

The Company is a leading provider of property and casualty insurance focused primarily on the Massachusetts market. The Company’s principal product line is private passenger automobile insurance, which accounted for 55.7% of its direct written premiums in 2018. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company (together referred to as the “Insurance Subsidiaries”).

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011. The Insurance Subsidiaries began writing all of these lines of business in Maine during 2016.

2.Summary of Significant Accounting Policies

Investments

Investments in fixed maturities, which include taxable and non‑taxable bonds and redeemable preferred stocks, are reported at fair value. Investments in equity securities, which include interests in common stocks, mutual funds and a real estate investment trust (“REIT”), are reported at fair value. Fair values for fixed maturity securities are based on estimates obtained from independent pricing services. Fair values for equity securities are derived from external market quotations, with the exception of the REIT whose fair value was determined using the trust’s net asset value obtained from its audited financial statements. Short‑term investments, which consist of U.S. Treasury securities, are reported at amortized cost, which approximates fair value. Other long‑term investments consist of investments in limited partnerships. The partnership interest is accounted for using the equity method of accounting and recorded in earnings from partnership investments. The carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other‑than‑temporary. In applying the equity method (including assessment for other‑than‑temporary impairment), the Company uses financial information provided by the investee, generally on a three month lag. Unrealized gains or losses on fixed maturity securities reported at fair value are excluded from earnings and reported in a separate component of shareholders’ equity, known as “Accumulated other comprehensive (loss) income, net of taxes,” until realized. Realized gains or losses on the sale or maturity of investments are determined based on the specific cost identification method. Fixed maturities and equity securities that experience declines in value that are other‑than‑temporary are written down to fair value with a corresponding charge to net impairment losses on investments.

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

Accounts Receivable

Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are both billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31,  2018 and 2017, these allowances were $482 and $414, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

Amounts that vary with and are primarily related to the successful acquisition of a new or renewal insurance contract, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policies. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is not taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $146,601,  $144,703, and $141,540  was charged to underwriting, operating and other expenses for the years ended 2018,  2017 and 2016, respectively.

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

Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $14,649 and $14,371 at December 31,  2018 and 2017, respectively.

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

Advertising Costs

Advertising costs are charged to expense when they are incurred. Total advertising costs were $2,500,  $2,216 and $2,063 for the years ended December 31,  2018,  2017, and 2016, respectively.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

		Years Ended December 31,
	2018	2017	2016
Earnings attributable to common shareholders - basic and diluted):
Net income from continuing operations	$83,195	$62,387	$64,585
Allocation of income for participating shares	(496)	(392)	(436)
Net income from continuing operations attributed to common shareholders	$82,699	$61,995	$64,149
Earnings per share denominator - basis and diluted
Total weighted average common shares outstanding, including participating shares	15,170,754	15,105,558	15,048,048
Less: weighted average participating shares	(90,485)	(94,807)	(101,595)
Basic earnings per share denominator	15,080,269	15,010,751	14,946,453
Common equivalent shares- stock options	—	—	134
Common equivalent shares- non-vested performance stock grants	149,629	124,597	85,676
Diluted earnings per share denominator	15,229,898	15,135,348	15,032,263

Basic earnings per share	$5.48	$4.13	$4.29
Diluted earnings per share	$5.43	$4.10	$4.27

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$5.48	$4.13	$4.29
Dividends declared	(3.20)	(3.00)	(2.80)
Undistributed earnings	$2.28	$1.13	$1.49

Net income from continuing operations attributable to common shareholders -Diluted	$5.43	$4.10	$4.27
Dividends declared	(3.20)	(3.00)	(2.80)
Undistributed earnings	$2.23	$1.10	$1.47

Diluted EPS excludes stock options with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti‑dilutive. There were no anti‑dilutive stock options or non-vested performance stock grants for the years ended December 31,  2018 and 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In 2018, the FASB issued two additional updates, ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, both of which have the same effective date and transition requirements as ASU 2016-02. ASU 2018-10 makes sixteen technical corrections to alleviate unintended consequences from applying the new standard and does not make any substantive changes to the core provisions or principals of the new standard. ASU 2019-11 creates an additional transition method which allows companies to elect to not adjust their comparative period financial information and disclosures for the effects of the new lease standard and also creates a practical expedient for lessors to not separate lease and non-lease components. The Company is currently evaluating the impact of ASU 2016-02, ASU 2018-10 and ASU 2018-11 by reviewing its existing lease contracts.  The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets.  The gross-up related to lease liabilities is approximately $35,000 which primarily reflects the liability associated with our leased office space.  The Company does not expect material changes to the Consolidated Statements of Operations.

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

	As of December 31, 2018
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,807	$—	$(30)	$—	$1,777
Obligations of states and political subdivisions	262,772	5,098	(1,672)	—	266,198
Residential mortgage-backed securities (1)	300,387	1,477	(4,841)	—	297,023
Commercial mortgage-backed securities	60,897	337	(898)	—	60,336
Other asset-backed securities	61,310	95	(329)	—	61,076
Corporate and other securities	488,240	1,775	(14,563)	—	475,452
Subtotal, fixed maturity securities	1,175,413	8,782	(22,333)	—	1,161,862
Equity securities (2)	142,948	15,419	(10,356)	—	148,011
Other invested assets (5)	23,481	—	—	—	23,481
Totals	$1,341,842	$24,201	$(32,689)	$—	$1,333,354

	As of December 31, 2017
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,809	$—	$(18)	$—	$1,791
Obligations of states and political subdivisions	391,806	12,244	(966)	—	403,084
Residential mortgage-backed securities (1)	223,257	2,352	(2,843)	—	222,766
Commercial mortgage-backed securities	39,268	415	(314)	—	39,369
Other asset-backed securities	72,665	173	(225)	—	72,613
Corporate and other securities	427,892	6,962	(2,451)	—	432,403
Subtotal, fixed maturity securities	1,156,697	22,146	(6,817)	—	1,172,026
Equity securities (2)	90,481	21,995	(609)	—	111,867
Other invested assets (5)	23,162	—	—	—	23,162
Totals	$1,270,340	$44,141	$(7,426)	$—	$1,307,055

(1)

Residential mortgage‑backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 958 and 367 securities in an unrealized loss position at December 31, 2018 and December 31, 2017, respectively.
(4)	Amounts in this column represent other‑than‑temporary impairment (“OTTI”) recognized in accumulated other comprehensive (loss) income.
(5)	Other invested assets are accounted for under the equity method which approximates fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2018
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$32,505	$32,467
Due after one year through five years	281,428	280,060
Due after five years through ten years	295,645	287,379
Due after ten years through twenty years	139,596	140,107
Due after twenty years	3,645	3,414
Asset-backed securities	422,594	418,435
Totals	$1,175,413	$1,161,862

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Years Ended December 31,
	2018	2017	2016
Gross realized gains
Fixed maturity securities	$1,022	$1,468	$803
Equity securities	5,129	5,244	6,946
Gross realized losses
Fixed maturity securities	(1,878)	(504)	(1,242)
Equity securities	(1,047)	(172)	(948)
Net realized gains on investments	$3,226	$6,036	$5,559

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

The following tables as of December 31, 2018 and 2017 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,777	$30	$1,777	$30
Obligations of states and political subdivisions	80,856	707	16,049	965	96,905	1,672
Residential mortgage-backed securities	64,101	694	138,572	4,147	202,673	4,841
Commercial mortgage-backed securities	22,652	270	13,117	628	35,769	898
Other asset-backed securities	33,866	112	23,532	217	57,398	329
Corporate and other securities	288,786	10,149	87,546	4,414	376,332	14,563
Subtotal, fixed maturity securities	490,261	11,932	280,593	10,401	770,854	22,333
Equity securities	71,439	9,955	2,072	401	73,511	10,356
Total temporarily impaired securities	$561,700	$21,887	$282,665	$10,802	$844,365	$32,689

	As of December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,791	$18	$—	$—	$1,791	$18
Obligations of states and political subdivisions	19,603	152	30,018	814	49,621	966
Residential mortgage-backed securities	126,713	1,724	39,638	1,119	166,351	2,843
Commercial mortgage-backed securities	5,457	30	8,027	284	13,484	314
Other asset-backed securities	25,769	167	18,270	58	44,039	225
Corporate and other securities	94,863	1,189	36,440	1,262	131,303	2,451
Subtotal, fixed maturity securities	274,196	3,280	132,393	3,537	406,589	6,817
Equity securities	4,730	361	2,420	248	7,150	609
Total temporarily impaired securities	$278,926	$3,641	$134,813	$3,785	$413,739	$7,426

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

The unrealized losses in the Company’s fixed income and equity portfolio as of December 31, 2018 were reviewed for potential other-than-temporary asset impairments.  The Company held three debt securities at December 31, 2018 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment charge.  As a result of our analysis, during the year ended December 31, 2018, the Company recognized $228 of OTTI losses which consisted entirely of credit losses related to fixed maturity securities. During the year ended December 31, 2017, the Company recognized $256 of OTTI losses which consisted entirely of credit losses related to fixed maturity securities.

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

The qualitative analysis performed by the Company concluded that outside of the securities that were recognized through OTTI, the unrealized losses recorded on the investment portfolio at December 31, 2018 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

The following table summarizes the credit loss recognized in earnings related to fixed maturity securities:

	Years Ended December 31,
	2018	2017	2016
Credit losses on fixed maturity securities, beginning of period	$892	$1,094	$796
Add: credit losses on OTTI not previously recognized	228	256	798
Less: credit losses on securities sold	(276)	(458)	(500)
Less: credit losses on securities impaired due to intent to sell	—	—	—
Add: credit losses on previously impaired securities	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—
Credit losses on fixed maturity securities, end of period	$844	$892	$1,094

At December 31, 2018 and December 31, 2017, there were no amounts included in accumulated other comprehensive (loss) income related to securities which were considered by the Company to be other‑than‑temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows for the periods indicated.

	Years Ended December 31,
	2018	2017	2016
Interest on fixed maturity securities	$40,988	$37,246	$36,961
Dividends on equity securities	4,500	3,093	3,401
Equity in earnings of other invested assets	1,182	1,016	949
Interest on other assets	62	89	64
Interest on cash and cash equivalents	—	—	43
Total Investment Income	46,732	41,444	41,418
Investment expenses	2,944	2,686	3,005
Net investment income	$43,788	$38,758	$38,413

4.Equipment and Leasehold Improvements

The carrying value of equipment and leasehold improvements by classification was as follows for the periods indicated.

	As of December 31,
	2018	2017
Software	$36,161	$34,252
Computer equipment	9,195	8,820
Leasehold improvements	8,264	2,524
Other equipment	3,116	2,770
Furniture and fixtures	4,129	1,338
Total cost	60,865	49,704
Less accumulated depreciation and amortization	45,281	39,837
Equipment and leasehold improvements, net	$15,584	$9,867

 Depreciation and amortization expense for the years ended December 31, 2018, 2017, and 2016 was $5,464, $5,037, and $4,382, respectively.

5.Employee Benefit Plan

 The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the “Retirement Plan”). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan and is allowed to contribute on a pre‑tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant’s base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $3,302,  $3,164, and $3,018 for the years ended December 31, 2018,  2017, and 2016, respectively.

6.Share‑Based Compensation

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000.  No further grants will be allowed under the 2002 Incentive Plan and there have been no grants issued under the 2018 Plan during the current year. At December 31, 2018, there were 350,000 shares available for future grant.

Stock Options

The following table summarizes stock option activity under the Incentive Plan.

	Years Ended December 31,
	2018		2017		2016
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Option	Exercise Price	Option	Exercise Price	Option	Exercise Price
Outstanding at beginning of year	$—	$—	$—	$—	$6,200	$42.85
Exercised	—	—	—	—	(6,000)	42.85
Forfeited	—	—	—	—	(200)	42.85
Outstanding at end of period	—	—	—	—	—	—
Exercisable at end of period	$—	$—	$—	$—	$—	$—

As of December 31, 2016, all stock option awards have expired and all compensation expense related to stock option awards has been recognized.

Restricted Stock

Service-based restricted stock awarded in the form of unvested shares is recorded at the market value of the Company’s common stock on the grant date and amortized ratably as compensation expense over the requisite service period.  Service-based restricted stock awards generally vest over a three-year period and vest 30% on the first and second anniversaries of the grant date and 40% on the third anniversary of the grant date, and independent directors’ stock awards which vest immediately.  Our independent directors are subject to stock ownership guidelines, which require them to have a value equal to four times their annual cash retainer.

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

The following table summarizes restricted stock activity under the previously existing Incentive Plan assuming a target payout for the performance-based shares.

	Years Ended December 31,
	2018		2017		2016
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	93,086	$63.13	95,493	$55.86	112,024	$54.44
Granted	39,451	75.05	40,226	73.42	46,556	56.09
Vested and unrestricted	(43,276)	62.46	(42,453)	56.56	(56,279)	53.43
Forfeited	(126)	70.63	(180)	63.87	(6,808)	50.02
Outstanding at end of period	89,135	$68.70	93,086	$63.13	95,493	$55.86

	Years Ended December 31,
	2018		2017		2016
	Performance-based	Weighted	Performance-based	Weighted	Performance-based	Weighted
	Shares Under	Average	Shares Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	105,660	$62.75	94,610	$57.60	99,101	$55.55
Granted	31,832	75.14	29,829	74.96	44,626	61.07
Vested and unrestricted	(27,801)	61.50	(18,259)	53.99	(15,289)	47.42
Forfeited	(4,521)	62.41	(520)	53.99	(33,828)	52.07
Outstanding at end of period	105,170	$66.79	105,660	$62.75	94,610	$57.60

As of December 31, 2018, there was $6,376 of unrecognized compensation expense related to non‑vested restricted stock awards that is expected to be recognized over a weighted average period of 1.5 years. The total fair value of the shares that were vested and unrestricted during the years ended December 31, 2018, 2017, and 2016 was $4,413, $3,387 and $3,732, respectively. For the years ended December 31, 2018, 2017, and 2016, the Company recorded compensation expense related to awards under the Incentive Plan of $5,197,  $3,358, and $2,797, net of income tax benefit of $1,382,  $1,808, and $1,506, respectively.

7.Commitments and Contingencies

Lease Commitments

The Company has various non‑cancelable long‑term operating leases. The approximate minimum annual rental payments due under these lease agreements as of December 31,  2018 are presented in the following table.

2019	$4,044
2020	4,037
2021	3,988
2022	4,005
2023	3,892
2024 and after	20,064
Total minimum lease payments	$40,030

Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense was $3,531,  $4,557 and $4,242 for the years ended December 31,  2018,  2017, and 2016, respectively. All leases expire prior to 2029. The Company expects that in the normal course of business, leases that expire will be renewed.

A ninth amendment to a lease agreement for the lease of office space was executed on November 7, 2017. Under the provisions of this amendment, the lease term was extended an additional eleven years commencing on January 1, 2018, with an option to renew for two additional five‑year terms.

As part of the Company’s investment activity, we have committed $80,000 to investments in limited partnerships.   The Company has contributed $34,794 to these commitments as of December 31,  2018.  As of December 31,  2018, the remaining committed capital that could be called is $46,898, which includes potential recallable capital distributions.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non‑insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk‑based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of December 31, 2018, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross‑default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at December 31, 2018 or 2017. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at December 31, 2018 and 2017.

The Company is a member of the Federal Home Loan Bank of Boston (“FHLB-Boston”).  Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities.  At December 31, 2018, the Company has the ability to borrow approximately $284,369 using eligible invested assets that would be used as collateral. The Company has no amounts outstanding from the FHLB-Boston at December 31, 2018.

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

On December 15, 2015, the Company filed for arbitration with a reinsurer in regards to the reinsurance recoverable resulting from the 2015 winter storm losses that are admissible under our contract.  The total amount of recoverable in dispute, which was based on our total incurred loss, was $20,918 as of December 31, 2017. On January 8, 2018 the Company received a final order from the panel of arbitrators in which the reinsurer would pay the Company $9,200 for settlement of all paid and outstanding losses. This amount has been collected. The remaining unrecovered amount of $11,718 was expensed in 2017.

The Company is subject to concentration of credit risk with respect to reinsurance ceded. At December 31, 2018, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $113,544 and ceded unearned premiums of $32,447 were associated with CAR. At December 31, 2017, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $86,291  and ceded unearned premiums of $30,706 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company’s participation in CAR resulted in assumed net losses of $5,362,  $5,444 and $2,341 for the years ended December 31, 2018, 2017 and 2016, respectively.

CAR has been, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement has applied to the Company.

The effect of assumed and ceded premiums on net written and earned premiums and losses and LAE incurred is as follows.

	Years Ended December 31,
	2018	2017	2016
Written Premiums
Direct	$843,675	$827,316	$811,559
Assumed	32,403	34,214	30,424
Ceded	(89,166)	(80,476)	(75,513)
Net written premiums	$786,912	$781,054	$766,470

Earned Premiums
Direct	$836,759	$818,804	$796,366
Assumed	32,196	32,502	29,544
Ceded	(87,368)	(76,886)	(70,150)
Net earned premiums	$781,587	$774,420	$755,760

Loss and LAE
Direct	$538,569	$517,146	$515,506
Assumed	28,815	28,003	23,343
Ceded	(81,871)	(41,262)	(45,416)
Net loss and LAE	$485,513	$503,887	$493,433

10.Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Years Ended December 31,
	2018	2017	2016
Reserves for losses and LAE at beginning of year	$574,054	$560,321	$553,977
Less receivable from reinsurers related to unpaid losses and LAE	(83,085)	(83,724)	(68,261)
Net reserves for losses and LAE at beginning of year	490,969	476,597	485,716
Incurred losses and LAE, related to:
Current year	542,001	545,671	538,881
Prior years	(56,488)	(41,784)	(45,448)
Total incurred losses and LAE	485,513	503,887	493,433
Paid losses and LAE related to:
Current year	340,927	325,049	328,046
Prior years	159,234	164,466	174,506
Total paid losses and LAE	500,161	489,515	502,552
Net reserves for losses and LAE at end of period	476,321	490,969	476,597
Plus receivable from reinsurers related to unpaid losses and LAE	108,398	83,085	83,724
Reserves for losses and LAE at end of period	$584,719	$574,054	$560,321

At the end of each period, the reserves were re‑estimated for all prior accident years. The Company’s prior year reserves decreased by $56,488, $41,784, and $45,448 for the years ended 2018, 2017, and 2016, respectively, and resulted from re‑estimations of prior years’ ultimate loss and LAE liabilities. The decrease in prior year reserves during 2018 was primarily composed of reductions of $36,266 in the Company’s retained automobile and $18,947 in the Company’s retained other than auto and homeowners reserves. The decrease in prior year reserves during 2017 was primarily composed of reductions of $29,855 in the Company’s retained automobile and $10,201 in the Company’s retained other than auto and homeowners reserves. The decrease in prior year reserves during 2016 was primarily composed of reductions of $25,019 in the Company’s retained automobile and $11,648 in the Company’s retained homeowners reserves.

The Company’s private passenger automobile line of business prior year reserves decreased during the years ended December 31, 2018, 2017 and 2016 primarily due to improved retained private passenger results. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

The following is information about incurred and paid claims development as of December 31, 2018 net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our three largest lines of business. The cumulative number of reported claims include claims closed with payment, claims closed without payment and all open claims.  It does not include anticipated IBNR claims.  For the Private Passenger Automobile and Commercial Automobile lines of business, claim count is defined on a claimant basis where several claim counts may arise from a single auto accident.  For Homeowners and all other lines of business, claim count is defined on an accident basis.

The information about incurred claims and allocated claim adjustment expense, net or reserves and paid ultimate claims development for the years ended December 31, 2009 to 2017 is presented as unaudited supplementary information.

Private Passenger Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2018
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$ 174,243	$ 172,667	$ 168,900	$ 167,078	$ 163,593	$ 160,844	$ 159,674	$ 159,021	$ 158,433	$ 157,996	$ -	55,015
2010		169,426	172,558	171,978	170,089	166,195	164,723	163,206	162,679	161,236	1	54,930
2011			176,727	176,906	176,906	175,209	172,957	171,852	170,732	168,671	-	56,124
2012				175,262	175,189	174,856	170,379	167,831	166,008	163,350	-	53,273
2013					183,367	183,517	183,264	181,492	179,167	176,713	(131)	54,246
2014						187,305	187,104	186,798	183,119	181,312	(1,108)	52,784
2015							190,036	190,236	188,317	184,477	(903)	52,966
2016								192,912	192,318	185,009	(7,391)	49,294
2017									185,673	184,429	(11,567)	45,879
2018										176,411	(2,785)	39,846
									Total	$ 1,739,604

Private Passenger Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$ 73,808	$ 121,962	$ 139,517	$ 148,807	$ 153,756	$ 156,808	$ 157,440	$ 157,697	$ 157,710	$ 157,718
2010		73,721	126,734	142,688	153,408	157,887	160,192	160,859	161,080	161,114
2011			76,467	130,018	146,532	158,904	164,413	167,251	168,025	168,585
2012				74,306	126,553	144,157	152,991	157,443	160,416	161,749
2013					79,049	135,031	152,472	163,694	169,634	172,736
2014						79,151	136,434	156,693	166,815	173,163
2015							76,934	138,255	156,483	168,641
2016								78,862	137,917	154,964
2017									77,519	133,037
2018										72,895
									Total	$ 1,524,602
					All outstanding liabilities before 2009, net of reinsurance					138
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 215,140

Private Passenger Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2018
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$ 96,219	$ 93,993	$ 93,156	$ 93,058	$ 93,060	$ 93,021	$ 93,036	$ 93,014	$ 93,002	$ 92,992	$ -	127,434
2010		101,456	98,463	96,642	96,485	96,385	96,366	96,325	96,323	96,335	-	128,201
2011			118,131	117,951	115,028	113,821	113,765	113,674	113,677	113,640	-	140,509
2012				108,376	107,912	104,393	103,679	103,575	103,547	103,510	-	123,639
2013					114,389	114,239	113,034	112,197	112,096	112,060	-	131,704
2014						123,421	123,622	122,410	122,327	122,341	(9)	135,002
2015							140,219	136,661	134,101	133,737	31	144,263
2016								129,528	124,922	122,116	68	126,059
2017									128,340	126,304	(801)	123,902
2018										129,450	(22,380)	116,887
									Total	$ 1,152,485

Private Passenger Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$ 96,496	$ 94,258	$ 93,187	$ 93,116	$ 93,049	$ 93,024	$ 93,026	$ 93,012	$ 92,998	$ 92,991
2010		101,635	98,445	96,587	96,444	96,369	96,335	96,325	96,317	96,306
2011			126,196	117,152	114,451	113,809	113,719	113,673	113,669	113,640
2012				111,928	107,017	104,311	103,664	103,573	103,537	103,510
2013					120,843	115,904	112,894	112,162	112,085	112,060
2014						130,732	126,414	122,668	122,402	122,350
2015							143,532	136,760	134,066	133,701
2016								133,530	124,298	122,023
2017									132,409	126,822
2018										138,036
									Total	$ 1,161,439
					All outstanding liabilities before 2009, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ (8,954)

Commercial Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2018
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$ 23,292	$ 22,757	$ 22,416	$ 21,968	$ 21,938	$ 21,720	$ 21,564	$ 21,461	$ 21,193	$ 21,048	$ 10	4,755
2010		20,150	19,922	19,493	19,576	19,763	19,285	19,034	18,725	18,495	(34)	4,531
2011			23,658	24,298	24,160	24,187	23,649	22,933	22,817	22,759	3	4,958
2012				23,704	24,447	24,662	24,723	24,572	23,819	22,859	610	4,566
2013					29,175	29,541	28,377	26,864	26,310	25,986	659	5,783
2014						34,117	34,105	34,376	33,914	32,948	100	6,084
2015							35,371	36,150	36,610	37,730	(770)	7,207
2016								37,954	39,416	40,947	(1,655)	6,444
2017									42,865	41,373	2,777	6,091
2018										41,347	14,106	4,965
									Total	$ 305,492

Commercial Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$ 6,811	$ 12,705	$ 15,196	$ 17,237	$ 19,004	$ 20,589	$ 20,988	$ 21,026	$ 21,026	$ 21,026
2010		6,466	11,520	13,816	15,821	17,351	17,892	18,113	18,269	18,280
2011			7,306	14,263	17,807	19,783	20,941	21,913	22,043	22,445
2012				6,503	12,474	15,617	17,804	18,876	20,601	21,021
2013					8,502	17,079	19,625	21,129	22,434	23,867
2014						9,426	17,853	21,968	25,253	27,886
2015							11,181	21,700	26,018	29,804
2016								9,991	19,902	25,711
2017									10,407	20,106
2018										9,704
									Total	$ 219,850
					All outstanding liabilities before 2009, net of reinsurance					(54)
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 85,588

Commercial Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2018
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$ 10,786	$ 9,987	$ 9,904	$ 9,981	$ 9,913	$ 9,935	$ 9,981	$ 9,981	$ 10,002	$ 10,020	$ (12)	11,593
2010		10,048	9,963	9,893	9,892	10,077	9,955	9,916	9,990	9,990	(36)	10,555
2011			11,511	11,151	11,031	10,960	10,952	10,910	10,952	11,024	(25)	11,488
2012				10,382	10,382	10,331	10,249	10,250	10,208	10,209	(19)	9,913
2013					13,666	13,567	13,298	13,180	13,057	13,047	(13)	12,298
2014						17,426	16,925	15,455	15,419	15,353	(27)	13,545
2015							20,223	19,047	19,021	18,974	425	15,468
2016								20,216	18,506	17,909	146	13,590
2017									19,691	19,200	(154)	13,097
2018										21,230	1,042	12,196
									Total	$ 146,956

Commercial Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$ 9,707	$ 10,253	$ 10,079	$ 10,004	$ 10,034	$ 10,035	$ 10,034	$ 10,034	$ 10,032	$ 10,033
2010		9,398	10,219	10,053	10,039	10,028	10,025	10,027	10,026	10,026
2011			11,006	11,119	11,092	11,060	11,055	11,053	11,050	11,049
2012				9,707	10,553	10,270	10,242	10,239	10,235	10,228
2013					12,665	13,378	13,114	13,074	13,065	13,060
2014						15,377	15,862	15,424	15,388	15,381
2015							17,787	18,910	18,667	18,549
2016								17,228	18,143	17,763
2017									17,957	19,336
2018										18,842
									Total	$ 144,267
					All outstanding liabilities before 2009, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 2,689

Homeowners Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2018
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$ 4,637	$ 4,637	$ 4,637	$ 4,012	$ 3,456	$ 3,072	$ 3,015	$ 2,966	$ 2,966	$ 2,867	$ -	200
2010		5,591	5,422	5,422	4,888	4,717	4,098	3,735	3,612	3,457	-	217
2011			6,260	7,644	7,644	7,531	6,923	6,017	5,546	4,845	-	304
2012				7,514	7,514	7,514	6,464	5,304	4,331	3,824	-	249
2013					9,768	9,768	9,337	7,578	5,978	5,312	118	262
2014						11,494	11,494	9,738	7,388	7,120	391	261
2015							12,965	12,555	9,908	9,201	(148)	285
2016								10,594	10,594	10,594	428	263
2017									11,276	10,058	1,794	253
2018										9,951	2,181	201
									Total	$ 67,229

Homeowners Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$ 535	$ 1,411	$ 2,092	$ 2,607	$ 2,813	$ 2,867	$ 2,867	$ 2,867	$ 2,867	$ 2,867
2010		963	1,420	2,684	2,890	3,214	3,425	3,472	3,457	3,457
2011			235	1,969	3,459	4,336	4,497	4,536	4,758	4,769
2012				1,389	2,063	2,308	2,731	3,029	3,600	3,606
2013					527	2,337	3,080	3,493	3,829	4,038
2014						340	1,834	3,212	4,200	4,828
2015							428	3,319	4,267	5,205
2016								647	2,669	4,257
2017									305	1,676
2018										551
									Total	$ 35,254
					All outstanding liabilities before 2009, net of reinsurance					101
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 32,076

Homeowners Property Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2018
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$ 27,483	$ 27,024	$ 27,233	$ 26,913	$ 26,244	$ 25,977	$ 25,967	$ 25,922	$ 25,922	$ 25,877	$ 123	3,651
2010		45,342	44,550	43,021	40,868	39,921	39,658	39,501	39,501	39,097	173	6,685
2011			95,586	98,021	97,571	94,657	93,914	93,186	92,595	92,388	204	15,116
2012				50,351	49,911	47,392	44,380	43,097	42,382	41,895	84	6,051
2013					56,298	56,199	55,722	52,464	51,077	49,973	235	5,697
2014						59,160	60,213	59,751	57,331	55,127	751	6,076
2015							152,586	152,049	162,377	162,788	(122)	20,074
2016								67,116	66,442	64,208	1,694	5,417
2017									80,736	76,560	(2,049)	5,987
2018										83,443	(1,667)	7,961
									Total	$ 691,356

Homeowners Property Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$ 16,147	$ 22,305	$ 25,812	$ 25,718	$ 25,705	$ 25,741	$ 25,754	$ 25,753	$ 25,753	$ 25,752
2010		25,761	37,447	38,790	39,110	39,145	39,203	39,235	39,235	38,923
2011			71,532	89,741	92,184	92,462	92,444	92,333	92,182	92,182
2012				30,801	40,681	41,960	41,737	41,782	41,789	41,736
2013					38,661	48,456	49,702	49,612	49,653	49,620
2014						40,409	52,161	54,088	54,224	54,262
2015							112,563	145,337	160,572	161,745
2016								44,103	57,238	59,155
2017									46,366	64,401
2018										57,704
									Total	$ 645,480
					All outstanding liabilities before 2009, net of reinsurance					378
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 46,254

The following is unaudited supplementary information about average historical claims duration as of December 31, 2018.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)

Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Automobile Liability	43.8%	31.7%	10.2%	6.3%	3.1%	1.7%	0.5%	0.2%	0.0%	0.0%
Private Passenger Automobile Physical Damage	107.2%	-4.9%	-2.2%	-0.4%	-0.1%	0.0%	0.0%	0.0%	0.0%	0.0%
Commercial Automobile Liability	28.2%	26.9%	12.7%	9.2%	6.6%	5.6%	1.4%	1.0%	0.0%	0.0%
Commercial Automobile Physical Damage	95.0%	5.5%	-1.9%	-0.4%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Homeowners Liability	8.8%	23.3%	17.7%	11.9%	7.1%	5.3%	1.8%	0.0%	0.0%	0.0%
Homeowners Property Damage	70.0%	21.6%	5.4%	0.3%	0.0%	0.0%	-0.1%	0.0%	-0.5%	0.0%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid claims and Claim Adjustment Expenses

December 31, 2018
Net outstanding liabilities
Private Passenger Automobile Liability	$215,140
Private Passenger Automobile Physical Damage	(8,954)
Commercial Automobile Liability	85,588
Commercial Automobile Physical Damage	2,689
Homeowners Liability	32,076
Homeowners Property Damage	46,254
Other Short-Duration Insurance Lines	74,356
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$447,149

Reinsurance recoverable on unpaid claims
Private Passenger Automobile Liability	$318
Private Passenger Automobile Physical Damage	-
Commercial Automobile Liability	97,727
Commercial Automobile Physical Damage	2,564
Homeowners Liability	-
Homeowners Property Damage	653
Other Short-Duration Insurance Lines	7,136
Total reinsurance recoverable on unpaid claims	$108,398

Unallocated claims adjustment expenses	29,172

Total gross liability for unpaid claims and claim adjustment expenses	$584,719

Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

11.Income Taxes

A summary of the income tax expense in the Consolidated Statements of Operations is shown below.

	Years Ended December 31,
	2018	2017	2016
Current Income Taxes:
Federal	$26,548	$22,198	$26,927
State	108	30	89
	26,656	22,228	27,016
Deferred Income Taxes:
Federal	(5,600)	2,085	1,681
State	—	—	—
	(5,600)	2,085	1,681
Total income tax expense	$21,056	$24,313	$28,697

The income tax expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows for the periods indicated.

	Years Ended December 31,
	2018	2017	2016
Federal income tax expense at statutory rate	$21,893	$30,345	$32,649
Tax exempt investment income, net	(1,862)	(4,123)	(4,194)
State taxes, net	85	19	58
Nondeductible expenses	494	237	202
Remeasurement of deferred tax liability upon enactment of the TCJA	—	(1,540)	—
Tax windfall related to share-based stock compensation	(79)	(333)	—
Other, net	525	(292)	(18)
Total income tax expense	$21,056	$24,313	$28,697

The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company’s consolidated federal tax return group. Its components were as shown in the following table for the periods indicated.

	Years Ended December 31,
	2018	2017
Deferred tax assets:
Discounting of loss reserves	$5,688	$3,361
Discounting of unearned premium reserve	17,475	17,239
Investments	327	—
Bad debt allowance	274	289
Employee benefits	4,159	3,499
Rent incentive	1,181	64
Depreciation	—	75
Total deferred tax assets before valuation allowance	29,104	24,527
Valuation allowance for deferred tax assets	—	—
Total deferred tax assets	29,104	24,527
Deferred tax liabilities:
Deferred acquisition costs	(15,405)	(15,163)
Investments	—	(2,421)
Net unrealized gains on investments	—	(7,710)
Loss reserve transition adjustment	(2,229)	—
Software development costs	(1,268)	(1,648)
Premium acquisition expenses	(512)	(502)
Depreciation	(941)	—
Total deferred tax liabilities	(20,355)	(27,444)
Net deferred tax asset (liability)	$8,749	$(2,917)

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the years ended December 31,  2018 and December 31, 2017 there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of December 31,  2018 and December 31, 2017, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

The Company records interest and penalties associated with audits as a component of income before income taxes. Penalties are recorded in underwriting, operating and other expenses, and interest expense is recorded in interest expenses in the Consolidated Statements of Operations. The Company had no interest and penalties related to income taxes accrued as of December 31,  2018 and 2017.

 In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised. All tax years prior to 2015 are closed.

On December 22, 2017, the TCJA was enacted, which significantly amended the Internal Revenue Code of 1986. The TCJA, among other things, reduced the corporate tax rate from a statutory rate of 35% to 21%, imposed additional limitations on net operating losses and executive compensation, allowed for the full expensing of certain capital expenditures and enacted other changes impacting the insurance industry.    Tax related changes are recorded through the Statement of Operations for the year ended December 31, 2017.  The December 31, 2018 net deferred tax asset and the December 31, 2017 net deferred tax liability have been measured at the 21% tax rate.

The TCJA also modified the provisions applicable to the determination of the tax basis of unpaid loss reserves. These modifications impact the payment pattern and applicable interest rate. The Company has applied Revenue Procedure 2019-06 for the year ended December 31, 2018. Because this information had not been released until December 19, 2018, we have applied the law existing prior to the enactment of the TCJA for the year ended December 31, 2017. These provisions had no effect on the net deferred tax liability as of December 31, 2017 or the total tax expense for the year ended December 31, 2017.

Subsequent to the enactment of the TCJA, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (which we refer to as SAB 118). SAB 118 provided a measurement period of one year to finalize provisional amounts. The measurement period provided in SAB 118 concluded on December 22, 2018 and accordingly, the Company has finalized its accounting for the impact of the TCJA as of December 31, 2018.

12.Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of December 31, 2018, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

 No share purchases were made by the Company under the program during the years ended December 31, 2018 and December 31, 2017. As of December 31, 2018, the Company had purchased 2,279,570 shares on the open market at a cost of $83,835.

13.Statutory Net Income and Surplus

Statutory Accounting Practices

The Company’s insurance company subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the Division, but allowed by the Division. Statutory net income was $86,734, $57,982, and $57,202 for the years ended December 31, 2018, 2017, and 2016, respectively.   Statutory capital and surplus of the Company’s insurance subsidiaries was $646,820, and $617,577 at December 31, 2018 and 2017, respectively.

Dividends

The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the “Commissioner”). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve‑ month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2018, the statutory capital and surplus of Safety Insurance was $646,820 and its net income for 2018 was $86,734. As a result, a maximum of $86,734 is available in 2018 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2018, Safety Insurance recorded dividends of $45,271. As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $560,086 at December 31, 2018.

Risk‑Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk‑based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk‑based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk‑based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk‑based capital falls. As of December 31, 2018, the Insurance Subsidiaries had total adjusted capital of $646,820, which is in excess of amounts requiring company or regulatory action at any prescribed risk‑based capital action level. Minimum statutory capital and surplus, or company action level risk‑based capital, was $180,582 at December 31, 2018.

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

Fair values for the Company’s fixed maturity securities are based on prices provided by its custodian bank and its investment managers.  Both the Company’s custodian bank and investment managers use a variety of independent, nationally recognized pricing services to determine market valuations.  If the pricing service cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers.  A minimum of two quoted prices is obtained for the majority of the Company’s available-for-sale fixed maturity securities in its investment portfolio.  The Company uses a third-party pricing as its primary provider of quoted pries from third-party pricing services and broker-dealers.  To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from the Company’s custodian or investment managers.  An examination of the pricing data is then performed for each security.  If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from the Company’s primary source is used in the financial statements for the security.  If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, the Company obtains a quote from an alternative source, if possible, and documents and resolves any differences between the pricing sources.  In addition, the Company may request that its investment managers and its traders provide input as to which vendor is providing prices that its traders believe are reflective of fair value for the security.  Following this process, the Company may decide to value the security in its financial statements using the secondary or alternative source if it believes that pricing is more reflective of the security’s value than the primary pricing provided.  The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs.  Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3.

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.  With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2018. There were no significant changes to the valuation process during the year ended December 31, 2018. As of December 31, 2018 and December 31, 2017, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At December 31, 2018 and December 31, 2017, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,161,862 and $1,172,026, respectively.  At December 31, 2018 and December 31, 2017, we held no short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of December 31, 2018
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,777	$—	$1,777	$—
Obligations of states and political subdivisions	266,198	—	266,198	—
Residential mortgage-backed securities	297,023	—	297,023	—
Commercial mortgage-backed securities	60,336	—	60,336	—
Other asset-backed securities	61,076	—	61,076	—
Corporate and other securities	475,452	—	475,452	—
Equity securities	116,173	115,493	—	680
Total investment securities	$1,278,035	$115,493	$1,161,862	$680

	As of December 31, 2017
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,791	$—	$1,791	$—
Obligations of states and political subdivisions	403,084	—	403,084	—
Residential mortgage-backed securities	222,766	—	222,766	—
Commercial mortgage-backed securities	39,369	—	39,369	—
Other asset-backed securities	72,613	—	72,613	—
Corporate and other securities	432,403	—	432,403	—
Equity securities	87,737	87,057	—	680
Total investment securities	$1,259,763	$87,057	$1,172,026	$680

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2018 or 2017.

The following tables summarize the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of period	$680	$678	$547
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	—	—	—
Purchases	—	2	131
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at end of period	$680	$680	$678

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of Level 3 during 2018, 2017 and 2016.  The Company held one Level 3 security at December 31, 2018.

As of December 31, 2018 and December 31, 2017, there were approximately $31,838 and $24,130 in a real estate investment trust (“REIT”).  The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient.  The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed.  The fair value was determined using the trust’s net asset value obtained from its audited financial statements.  The Company is required to submit a request 45 days before a quarter end to dispose of the security.

15.Quarterly Results of Operations (Unaudited)

An unaudited summary of the Company’s 2018 and 2017 quarterly performance, and audited annual performance, is as follows.

	Year ended December 31, 2018
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$209,719	$207,970	$215,907	$202,901	$836,497
Net income	9,125	26,816	28,908	18,346	83,195
Earnings per weighted average common share:
Basic	0.60	1.77	1.90	1.21	5.48
Diluted	0.60	1.75	1.88	1.19	5.43
Cash dividends paid per common share	0.80	0.80	0.80	0.80	3.20

	Year ended December 31, 2017
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$204,770	$208,249	$212,529	$213,565	$839,113
Net income	12,019	21,105	17,954	11,309	62,387
Earnings per weighted average common share:
Basic	0.80	1.40	1.19	0.73	4.13
Diluted	0.79	1.39	1.18	0.72	4.10
Cash dividends paid per common share	0.70	0.70	0.80	0.80	3.00

16.Related Party Transactions

Mr. A. Richard Caputo, Jr., a member of the Company’s Board of Directors and Chairman of its Investment Committee until his resignation in February 2017, is a principal of The Jordan Company, LP (“Jordan”).  In 2012, the Company participated as a lender in two loans made by syndicates of lenders to a portfolio company in which funds managed by Jordan are controlling or a significant investor.  The first loan, made to Vantage Specialties, Inc., was disposed of in 2016. The second loan, made to ARCAS Automotive (formerly known as Sequa Auto), was disposed of in 2015. The Company made the loans on the same terms as the other lenders participating in the syndicate.  The loans were subject to the approval of the Company’s full Investment Committee.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of Safety Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2018, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 and 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The following disclosures relate to actions taken by the Board of Directors of the Company (the "Board"), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2019 on a Form 8-K.

•

On February 26, 2019, the Compensation Committee of the Board approved the 2018 annual executive cash bonus pool in the total amount of $2,778 pursuant to the Annual Performance Incentive Plan. Of the total pool, the following amounts were allocated to the Company's CEO and Named Executive Officers: George M. Murphy, $900; William J. Begley, Jr., $417; James D. Berry, $324; Stephen A. Varga, $245; and Paul J. Narciso, $236.

•

On February 26, 2019, the Compensation Committee of the Board approved executive long-term incentive awards to certain members of senior management pursuant to our 2018 Long-Term Incentive Plan.  The long-term incentive awards were granted in a total amount of $3,150 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on February 26, 2019. Of the total award, 45% vests in three annual installments of 30% on February 26, 2020, 30% on February 26, 2021, and 40% on February 26, 2022 and were allocated to the Company's Named Executive Officers as follows:  George M. Murphy $360 worth of restricted stock; William J. Begley, Jr., $135 worth of restricted stock; James D. Berry, $180 worth of restricted stock; Stephen A. Varga, $169 worth of restricted stock; and Paul J. Narciso, $169 worth of restricted stock. Of the total award, 55% vests over a three-year performance period commencing on January 1, 2019 and ending on December 31, 2021.  Vesting of these shares is dependent upon the attainment of pre-established performance objectives and were allocated to the Named Executive Officers as follows:  George M. Murphy $440 worth of restricted stock; William J. Begley, Jr., $165 worth of restricted stock; James D. Berry, $220 worth of restricted stock; Stephen A. Varga, $206 worth of restricted stock; and Paul J. Narciso, $206 worth of restricted stock.

•

Upon recommendation from the Compensation Committee, on February 26, 2019, the Board approved executive deferred compensation awards pursuant to the Executive Incentive Compensation Plan in the total amount of $1,740.  Of the total award, the following amounts were allocated to the Company's CEO and Named Executive Officers: George M. Murphy, $508; William J. Begley, Jr., $276; James D. Berry, $214; Stephen A. Varga, $162; and Paul J. Narciso, $156.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following documents are filed as a part of this report:

1. Financial Statements: The Consolidated Financial Statements for the year ended December 31,  2018 are contained herein as listed in the Index to Consolidated Financial Statements.

2. Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules.

3. Exhibits: The exhibits are contained herein as listed in the Index to Exhibits.

SAFETY INSURANCE GROUP, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedules		Page

I	Summary of Investments – Other than Investments in Related Parties as of December 31, 2018	102

II	Condensed Financial Information of the Registrant at December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016	103

III	Supplementary Insurance Information at December 31, 2018, 2017 and 2016 and for the years ended December 31, 2018, 2017 and 2016	105

IV	Reinsurance for the years ended December 31, 2018, 2017 and 2016	106

V	Valuation and Qualifying Accounts at December 31, 2018, 2017 and 2016 and for the years ended December 31, 2018, 2017 and 2016	107

VI	Supplemental Information Concerning Property and Casualty Insurance Operations at December 31, 2018, 2017 and 2016 and for the years ended December 31, 2018, 2017 and 2016	108

Safety Insurance Group, Inc.

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2018

(Dollars in thousands)

			Amount at
			which shown
	Cost or	Estimated	in the Balance
	Amortized Cost	Fair Value	Sheet
Fixed maturities:
U.S. government and government agencies and authorities	$302,194	$298,800	$298,800
Obligations of states and political subdivisions	262,772	266,198	266,198
Corporate and other securities	610,447	596,864	596,864
Total fixed maturities	1,175,413	1,161,862	1,161,862
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	142,948	148,011	148,011
Total equity securities	142,948	148,011	148,011
Other invested assets	23,481	23,481	23,481
Total investments	$1,341,842	$1,333,354	$1,333,354

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2018	2017
Assets
Investments in consolidated affiliates	$720,721	$702,661
Other	69	9
Total assets	$720,790	$702,670
Liabilities
Accounts payable and other liabilities	$2,146	$1,654
Total liabilities	2,146	1,654
Shareholders’ equity	718,644	701,016
Total liabilities and shareholders’ equity	$720,790	$702,670

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Operations and Comprehensive Income

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Revenues	$—	$—	$—
Expenses	1,695	1,494	1,406
Net loss	(1,695)	(1,494)	(1,406)
Earnings from consolidated subsidiaries	84,890	63,881	65,991
Net income	83,195	62,387	64,585
Other comprehensive (loss) income, net of tax	(22,816)	8,426	(621)
Comprehensive income	$60,379	$70,813	$63,964

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$83,195	$62,387	$64,585
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from consolidated subsidiaries	(84,890)	(63,881)	(65,991)
Dividends received from consolidated subsidiaries(1)	45,271	41,826	39,156
Amortization of restricted stock expense	5,789	5,367	4,312
Changes in assets and liabilities:
Other assets	(60)	15	63
Accounts payable and accrued liabilities	(492)	(254)	(111)
Net cash provided by operating activities	48,813	45,460	42,014
Proceeds from exercise of stock options	—	—	257
Excess tax benefit from stock options exercised	—	—	(6)
Dividends paid	(48,813)	(45,460)	(42,265)
Acquisition of treasury stock	—	—	—
Net cash used for financing activities	(48,813)	(45,460)	(42,014)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

(1) No portion of the dividends received from operating subsidiaries during 2018, 2017 or 2016 represent returns of capital and therefore no portion is presented as an investing activity.

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Future Policy
	Deferred	Benefits,
	Policy	Losses,			Net
	Acquisition	Claims and Loss	Unearned	Earned	Investment
Segment	Costs	Expenses	Premiums	Premiums	Income
Property and Casualty Insurance
2018	$73,355	$584,719	$435,380	$781,587	$43,788
2017	72,202	574,054	428,257	774,420	38,758
2016	70,996	560,321	418,033	755,760	38,413

	Years Ended December 31,
			Benefits,	Amortization of
			Claims,	Deferred
		Net	Losses, and	Policy	Other
	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written
Property and Casualty Insurance
2018	$781,587	$43,788	$485,513	$146,601	$100,042	$786,912
2017	774,420	38,758	503,887	144,703	103,733	781,054
2016	755,760	38,413	493,433	141,540	91,477	766,470

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

					Percent of
					Amount
Property and Casualty	Gross	Ceded to Other	Assumed from	Net	Assumed
Insurance Earned Premiums	Amount	Companies	Other Companies	Amount	to Net
Years ended December 31,
2018	$836,759	$87,368	$32,196	$781,587	4.1%
2017	818,804	76,886	32,502	774,420	4.2%
2016	796,366	70,150	29,544	755,760	3.9%

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period
Allowance for doubtful accounts Years Ended December 31,
2018	$414	$1,338	$—	$1,270	$482
2017	435	1,203	—	1,224	414
2016	425	1,162	—	1,152	435

(1) Deductions represent write‑offs of accounts determined to be uncollectible.

Safety Insurance Group, Inc.

Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Reserves for
	Deferred	Unpaid Claims
	Policy	and Claims			Net
	Acquisition	Adjustment	Unearned	Earned	Investment
Affiliation With Registrant	Costs	Expenses	Premiums	Premiums	Income
Consolidated Property & Casualty Subsidiaries
2018	$73,355	$584,719	$435,380	$781,587	$43,788
2017	72,202	574,054	428,257	774,420	38,758
2016	70,996	560,321	418,033	755,760	38,413

	Years Ended December 31,
	Claims and Claims		Amortization
	Adjustment Expenses		of Deferred	Paid Claims
	Incurred Related to		Policy	and Claims
	Current	Prior	Acquisition	Adjustment	Premiums
Affiliation With Registrant	Year	Year	Costs	Expenses	Written
Consolidated Property & Casualty Subsidiaries
2018	$542,001	$(56,488)	$146,601	$500,161	$786,912
2017	545,671	(41,784)	144,703	489,515	781,054
2016	538,881	(45,448)	141,540	502,552	766,470

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.(1)
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.(1)
4	Form of Stock Certificate for the Common Stock (1)
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

10.2	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001(1)
10.3	2001 Restricted Stock Plan (1)(3)
10.4	Executive Incentive Compensation Plan (1)(3)
10.5	2002 Management Omnibus Incentive Plan, as Amended (5)
10.6	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(3)(4)(8)
10.7	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(3)(4)(8)
10.8	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(3)(4)(8)
10.9	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(3)(4)
10.10	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(3)(4)
10.11	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.12	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.13	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.14	Annual Performance Incentive Plan(3)(5)
10.15	Amendment to Annual Performance Incentive Plan(3)(7)
10.16	Amendment to Management Omnibus Incentive Plan dated December 31, 2008(3)(7)
10.17	Amendment to Management Omnibus Incentive Plan dated August 4, 2010 (3)(9)
10.18	Amendment to Management Omnibus Incentive Plan, as Amended dated March 11, 2013(3)(10)
10.19	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, as Amended(3)(10)
10.20	Amended and Restated Revolving Credit Agreement with RBS Citizens(11)
10.21	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(3) (12)

10.22	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(3) (13)
10.23	Form of Restricted Stock Notice and Agreement under the 2002 Management Omnibus Plan, As Amended(3) (13)
10.24	Employment Agreement by and between Safety Insurance Group, Inc. and John Drago as of April 1, 2016(3)(14)
10.25	Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy as of April 1, 2016(3)(14)
10.26	Employment Agreement by and between Safety Insurance Group, Inc. and individual executive member as of January 1, 2018. (3) (16)
10.27	2018 Long-Term Incentive Plan (15)
21 23	Subsidiaries of Safety Insurance Group, Inc. (6) Consent of PricewaterhouseCoopers LLP (17)
24	Power of Attorney (contained on the signature page herein)
31.1	CEO Certification Pursuant to Rule 13a‑14(a)/15d‑14(a), as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (17)
31.2	CFO Certification Pursuant to Rule 13a‑14(a)/15d‑14(a), as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002(17)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (17)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (17)
101.INS	XBRL Instance Document (17)
101.SCH	XBRL Taxonomy Extension Schema (17)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (17)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (17)
101.LAB	XBRL Taxonomy Extension Label Linkbase (17)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (17)

(1)Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-87056) filed April 26, 2002, and as amended on Form S-8 (Reg. No. 333-110676) filed on November 21, 2003 and as amended on Form S-8 (Reg. No. 333-140423) filed on February 2, 2007.

(2)Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-87056) filed April 26, 2002, and as amended on Form S-8 (Reg. No. 333-110676) filed on November 21, 2003 and as amended on Form S-8 (Reg. No. 333-140423) filed on February 2, 2007, and as incorporated herein by reference on Form 10-Q for the quarterly period ended March 31, 2007, as filed on May 5, 2007, and as incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2017, as filed on February 28, 2018.

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

(15)Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed on April 11, 2018.

(16) Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2017, as filed on February 28, 2018.

(17)Included herein.

ITEM 16.  FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ George M. Murphy	President, Chief Executive Officer	February 27, 2019
George M. Murphy

/s/ William J. Begley, Jr.	Vice President, Chief Financial Officer,	February 27, 2019
William J. Begley, Jr.	Secretary, and Principal Accounting Officer

/s/ David F. Brussard	Director	February 27, 2019
David F. Brussard

/s/ Frederic H. Lindeberg	Director	February 27, 2019
Frederic H. Lindeberg

/s/ Peter J. Manning	Director	February 27, 2019
Peter J. Manning

/s/ David K. McKown	Director	February 27, 2019
David K. McKown

/s/ Thalia M. Meehan	Director	February 27, 2019
Thalia M. Meehan