Form 10-Q
period 2019-03-31
SAFETY INSURANCE GROUP INC
filed 2019-05-03
CIK 1172052

th

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	SAFT	NASDAQ

As of May 1, 2019 there were 15,383,794 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,161,552 and $1,175,413)	$1,173,384	$1,161,862
Equity securities, at fair value (cost: $143,608 and $142,948)	160,471	148,011
Other invested assets	26,238	23,481
Total investments	1,360,093	1,333,354
Cash and cash equivalents	22,892	37,582
Accounts receivable, net of allowance for doubtful accounts	188,654	190,062
Receivable for securities sold	1,079	1,039
Accrued investment income	9,450	8,420
Receivable from reinsurers related to paid loss and loss adjustment expenses	29,881	13,691
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	109,200	108,398
Ceded unearned premiums	33,537	33,974
Deferred policy acquisition costs	71,905	73,355
Deferred income taxes	2,949	8,749
Equity and deposits in pools	28,505	28,094
Operating lease right-of-use-assets	36,992	—
Other assets	22,881	19,522
Total assets	$1,918,018	$1,856,240

Liabilities
Loss and loss adjustment expense reserves	$581,762	$584,719
Unearned premium reserves	430,389	435,380
Accounts payable and accrued liabilities	53,875	71,896
Payable for securities purchased	5,494	5,156
Payable to reinsurers	18,939	12,220
Taxes payable	8,286	6,090
Operating lease liabilities	36,992	—
Other liabilities	27,219	22,135
Total liabilities	1,162,956	1,137,596

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,663,364 and 17,566,180 shares issued	177	176
Additional paid-in capital	198,014	196,292
Accumulated other comprehensive income (loss), net of taxes	9,347	(10,706)
Retained earnings	631,359	616,717
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	755,062	718,644
Total liabilities and shareholders’ equity	$1,918,018	$1,856,240

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018

Net earned premiums	$194,491	$192,033
Net investment income	11,751	10,531
Earnings from partnership investments	835	4,864
Net realized (losses) gains on investments	(164)	1,306
Change in net unrealized gains on equity investments	11,801	(3,482)
Net impairment losses on investments (a)	(220)	—
Finance and other service income	4,085	4,467
Total revenue	222,579	209,719

Losses and loss adjustment expenses	126,027	137,644
Underwriting, operating and related expenses	60,434	60,856
Interest expense	22	22
Total expenses	186,483	198,522

Income before income taxes	36,096	11,197
Income tax expense	6,150	2,072
Net income	$29,946	$9,125

Earnings per weighted average common share:
Basic	$1.97	$0.60
Diluted	$1.95	$0.60

Cash dividends paid per common share	$0.80	$0.80

Number of shares used in computing earnings per share:
Basic	15,140,804	15,045,962
Diluted	15,305,785	15,191,139

(a) No portion of the other-than-temporary impairments recognized in the period indicated were included in Other Comprehensive Income.

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$29,946	$9,125

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period, net of income tax expense (benefit) of $5,296 and ($3,390).	19,923	(12,753)
Reclassification adjustment for net realized losses (gains) on investments included in net income, net of income tax benefit (expense) of $35 and ($274).	130	(1,032)
Other comprehensive income (loss), net of tax:	20,053	(13,785)

Comprehensive income (loss)	$49,999	$(4,660)

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Loss,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2017	$175	$189,714	$24,269	$570,693	$(83,835)	$701,016
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018			(16,895)	16,895		—
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018			4,736	(4,736)		—
Net income, January 1 to March 31, 2018				9,125		9,125
Unrealized losses on securities available for sale, net of deferred federal income taxes			(13,785)			(13,785)
Restricted share awards issued	1	375				376
Recognition of employee share-based compensation, net of deferred federal income taxes		1,239				1,239
Dividends paid and accrued				(12,326)		(12,326)
Balance at March 31, 2018	$176	$191,328	$(1,675)	$579,651	$(83,835)	$685,645

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2018	$176	$196,292	$(10,706)	$616,717	$(83,835)	$718,644
Cumulative effect of adoption of updated accounting guidance for callable debt securities at January 1, 2019				(3,004)		(3,004)
Net income, January 1 to March 31, 2019				29,946		29,946
Unrealized gains on securities available for sale, net of deferred federal income taxes			20,053			20,053
Restricted share awards issued	1	462				463
Recognition of employee share-based compensation, net of deferred federal income taxes		1,260				1,260
Dividends paid and accrued				(12,300)		(12,300)
Balance at March 31, 2019	$177	$198,014	$9,347	$631,359	$(83,835)	$755,062

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$29,946	$9,125
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	777	1,243
Fixed Asset depreciation, net	1,207	1,153
Stock based compensation	1,723	1,614
Provision for deferred income taxes	469	34
Net realized losses (gains) on investments	164	(1,306)
Net impairment losses on investments	220	—
Earnings from partnership investments	(835)	(2,526)
Change in net unrealized gains on equity investments	(11,801)	3,482
Changes in assets and liabilities:
Accounts receivable	1,408	(2,564)
Accrued investment income	(1,030)	(1,156)
Receivable from reinsurers	(16,992)	(6,554)
Ceded unearned premiums	437	(995)
Deferred policy acquisition costs	1,450	985
Taxes recoverable	—	(1,660)
Other assets	(3,849)	(5,653)
Loss and loss adjustment expense reserves	(2,957)	5,720
Unearned premium reserves	(4,991)	(1,026)
Taxes payable	2,196	—
Accounts payable and accrued liabilities	(17,357)	(9,412)
Payable to reinsurers	6,719	5,655
Other liabilities	5,084	1,847
Net cash used for operating activities	(8,012)	(1,994)

Cash flows from investing activities:
Fixed maturities purchased	(31,389)	(54,567)
Equity securities purchased	(5,169)	(12,664)
Other invested assets purchased	(1,750)	(129)
Proceeds from sales and paydowns of fixed maturities	33,587	35,247
Proceeds from maturities, redemptions, and calls of fixed maturities	7,260	23,272
Proceed from sales of equity securities	4,874	5,911
Proceeds from other invested assets redeemed	—	944
Fixed assets purchased	(1,127)	(558)
Net cash provided by (used for) investing activities	6,286	(2,544)

Cash flows from financing activities:
Dividends paid to shareholders	(12,964)	(12,340)
Net cash used for financing activities	(12,964)	(12,340)

Net decrease in cash and cash equivalents	(14,690)	(16,878)
Cash and cash equivalents at beginning of year	37,582	41,708
Cash and cash equivalents at end of period	$22,892	$24,830

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

The financial information for the three months ended March 31, 2019 and 2018 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods.  The financial information as of December 31, 2018 is derived from the audited financial statements included in the Company's 2018 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2019.

These unaudited interim consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019.

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

2.  Recent Accounting Pronouncements

On March 20, 2019, the SEC adopted amendments to Regulation S-K and related rules and forms to modernize and simplify certain disclosure requirements for public companies. The amendments are intended to reduce the costs and burdens of the disclosure process and while continuing to require disclosure of all material information. The amended rules generally are effective on May 2, 2019 and reduce disclosures but some provisions added new requirements. The adoption of the new rules did not have a material impact on the Company’s financial posision, results of operations, cash flows, or disclosures.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

On August 17, 2018, the SEC adopted amendments to eliminate, integrate, update or modify certain of its disclosure requirements. The amendments, which are focused on disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The amended rules generally reduce disclosures but some provisions added new disclosure requirements. The amendments  were effective November 5, 2018.  The adoption of the new rules did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which requires certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted. For public business entities with calendar year ends, the amendments in ASU No. 2017-08 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company adopted ASU 2017-08 effective January 1, 2019 which resulted in the recognition of $3,004 of additional amortization as a cumulative effect adjustment which decreased retained earnings by that amount.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In 2018, the FASB issued two additional updates, ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, both of which have the same effective date and transition requirements as ASU 2016-02. ASU 2018-10 makes sixteen technical corrections to alleviate unintended consequences from applying the new standard and does not make any substantive changes to the core provisions or principals of the new standard. ASU 2019-11 creates an additional transition method which allows companies to elect to not adjust their comparative period financial information and disclosures for the effects of the new lease standard and also creates a practical expedient for lessors to not separate lease and non-lease components. The Company adopted ASU 2016-02, ASU 2018-10 and ASU 2018-11 effective January 1, 2019 (“the application date”) using the required modified retrospective transition approach.  In accordance with the guidance, the Company has elected not to adjust comparative periods. As such, Accounting Standards Codification (“ASC”) 842 will be applied to each lease that had commenced as of the application date with a cumulative effect adjustment as of that date. As of January 1, 2019, a right of use asset and lease liability of $35,984 were recorded in the Consolidated Balance Sheets.  All periods prior to the application date presented in the financial statements will not change and the guidance in ASC 840,  Leases, will apply.  There was no impact on retained earnings or other components of equity in the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2019	2018
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$29,946	$9,125
Allocation of income for participating shares	(167)	(56)
Net income from continuing operations attributed to common shareholders	$29,779	$9,069
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	15,225,774	15,139,036
Less: weighted average participating shares	(84,970)	(93,074)
Basic earnings per share denominator	15,140,804	15,045,962
Common equivalent shares- stock options	—	—
Common equivalent shares- non-vested performance stock grants	164,981	145,177
Diluted earnings per share denominator	15,305,785	15,191,139

Basic earnings per share	$1.97	$0.60
Diluted earnings per share	$1.95	$0.60

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$1.97	$0.60
Dividends declared	(0.80)	(0.80)
Undistributed earnings	$1.17	$(0.20)

Net income from continuing operations attributable to common shareholders -Diluted	$1.95	$0.60
Dividends declared	(0.80)	(0.80)
Undistributed earnings	$1.15	$(0.20)

 Diluted EPS excludes non vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive non vested performance stock grants for the three months ended March 31, 2019 and 2018.

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At March 31, 2019, there were 293,031 shares available for future grant.

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

The following table summarizes restricted stock activity under the Incentive Plan during the three months ended March 31, 2019 assuming a target payout for the 2019 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	89,135	$68.70	105,170		$66.79
Granted	33,778	92.52	63,447	(1)	69.61
Vested and unrestricted	(43,894)	68.42	(84,512)		56.42
Forfeited	(41)	53.64	—		—
Outstanding at end of period	78,978	$79.05	84,105		$79.34

(1)

Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the 2002 Incentive Plan.

 As of March 31, 2019, there was $9,818 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2019 and 2018 was $7,771 and $4,292, respectively.  For the three months ended March 31, 2019 and 2018, the Company recorded compensation expense related to restricted stock of $1,361 and $1,275, net of income tax benefits of $362 and $339, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of March 31, 2019
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,806	$—	$(17)	$—	$1,789
Obligations of states and political subdivisions	250,415	10,063	(383)	—	260,095
Residential mortgage-backed securities (1)	298,494	2,707	(3,315)	—	297,886
Commercial mortgage-backed securities	60,867	1,427	(361)	—	61,933
Other asset-backed securities	55,401	156	(175)	—	55,382
Corporate and other securities	494,569	6,554	(4,824)	—	496,299
Subtotal, fixed maturity securities	1,161,552	20,907	(9,075)	—	1,173,384
Equity securities (2)	143,608	20,164	(3,301)	—	160,471
Other invested assets (5)	26,238	—	—	—	26,238
Totals	$1,331,398	$41,071	$(12,376)	$—	$1,360,093

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

(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 665 and 958 securities in an unrealized loss position at March 31, 2019 and December 31, 2018, respectively.
(4)	Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive (loss) income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2019
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$46,084	$46,322
Due after one year through five years	278,570	281,177
Due after five years through ten years	286,839	289,857
Due after ten years through twenty years	132,045	137,575
Due after twenty years	3,252	3,252
Asset-backed securities	414,762	415,201
Totals	$1,161,552	$1,173,384

The gross realized losses and gains on sales of investments were as follows for the periods indicated.

	Three Months Ended March 31,
	2019	2018
Gross realized gains
Fixed maturity securities	$115	$135
Equity securities	953	1,644
Gross realized losses
Fixed maturity securities	(667)	(84)
Equity securities	(565)	(389)
Net realized (losses) gains on investments	$(164)	$1,306

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

The following tables as of March 31, 2019 and December 31, 2018 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category.  The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,789	$17	$1,789	$17
Obligations of states and political subdivisions	—	—	16,564	383	16,564	383
Residential mortgage-backed securities	18,137	176	149,209	3,139	167,346	3,315
Commercial mortgage-backed securities	1,700	23	15,445	338	17,145	361
Other asset-backed securities	9,036	47	24,819	128	33,855	175
Corporate and other securities	109,005	1,711	144,710	3,113	253,715	4,824
Subtotal, fixed maturity securities	137,878	1,957	352,536	7,118	490,414	9,075
Equity securities	48,261	2,790	3,224	511	51,485	3,301
Total temporarily impaired securities	$186,139	$4,747	$355,760	$7,629	$541,899	$12,376

	As of December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,777	$30	$1,777	$30
Obligations of states and political subdivisions	80,856	707	16,049	965	96,905	1,672
Residential mortgage-backed securities	64,101	694	138,572	4,147	202,673	4,841
Commercial mortgage-backed securities	22,652	270	13,117	628	35,769	898
Other asset-backed securities	33,866	112	23,532	217	57,398	329
Corporate and other securities	288,786	10,149	87,546	4,414	376,332	14,563
Subtotal, fixed maturity securities	490,261	11,932	280,593	10,401	770,854	22,333
Equity securities	71,439	9,955	2,072	401	73,511	10,356
Total temporarily impaired securities	$561,700	$21,887	$282,665	$10,802	$844,365	$32,689

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

The unrealized losses in the Company’s fixed income and equity portfolio as of March 31, 2019 were reviewed for potential other-than-temporary asset impairments. As a result of the analysis, during the three months ended March 31, 2019, the Company recognized $220 of OTTI losses which consisted entirely of credit losses related to a single fixed maturity security. During the three months ended March 31, 2018, the company recognized no OTTI losses.

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

The qualitative analysis performed by the Company concluded that outside of the securities that were recognized through OTTI, the unrealized losses recorded on the investment portfolio at March 31, 2019 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

The following table summarizes the credit loss recognized in earnings related to fixed maturity securities.

	Three Months Ended March 31,
	2019	2018
Credit losses on fixed maturity securities, beginning of period	$844	$892
Add: credit losses on OTTI not previously recognized	220	—
Less: credit losses on securities sold	—	(276)
Less: credit losses on securities impaired due to intent to sell	—	—
Add: credit losses on previously impaired securities	—	—
Less: increases in cash flows expected on previously impaired securities	—	—
Credit losses on fixed maturity securities, end of period	$1,064	$616

At March 31, 2019 and December 31, 2018, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2019	2018
Interest on fixed maturity securities	$11,127	$10,109
Dividends on equity securities	1,082	785
Equity in earnings of other invested assets	282	341
Interest on other assets	9	22
Total investment income	12,500	11,257
Investment expenses	749	726
Net investment income	$11,751	$10,531

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2.  With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of March 31, 2019. There were no significant changes to the valuation process during the three months ended March 31, 2019. As of March 31, 2019 and December 31, 2018, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At March 31, 2019 and December 31, 2018, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value $1,173,384 and $1,161,862, respectively.  We have no short-term investments.  The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of March 31, 2019
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,789	$—	$1,789	$—
Obligations of states and political subdivisions	260,095	—	260,095	—
Residential mortgage-backed securities	297,886	—	297,886	—
Commercial mortgage-backed securities	61,933	—	61,933	—
Other asset-backed securities	55,382	—	55,382	—
Corporate and other securities	496,299	—	496,299	—
Equity securities	128,376	127,993	—	383
Total investment securities	$1,301,760	$127,993	$1,173,384	$383

	As of December 31, 2018
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,777	$—	$1,777	$—
Obligations of states and political subdivisions	266,198	—	266,198	—
Residential mortgage-backed securities	297,023	—	297,023	—
Commercial mortgage-backed securities	60,336	—	60,336	—
Other asset-backed securities	61,076	—	61,076	—
Corporate and other securities	475,452	—	475,452	—
Equity securities	116,173	115,493	—	680
Total investment securities	$1,278,035	$115,493	$1,161,862	$680

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019 and 2018.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

Three Months Ended March 31,
	2019	2018
	Level 3	Level 3
	Fair Value	Fair Value
	Securities	Securities
Balance at beginning of period	$680	$680
Net gains and losses included in earnings	—	—
Net gains included in other comprehensive income	—	—
Purchases	—	—
Sales	(297)	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$383	$680
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing.  As noted in the table above, no transfers were made in or out of Level 3 during the three months ended March 31, 2019 and 2018. The Company held one Level 3 security at March 31, 2019 and March 31, 2018.

As of March 31, 2019 and December 31, 2018, there were approximately $32,095  and $31,838, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient.  The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed.  The fair value was determined using the trust’s net asset value obtained from its audited financial statements.  The Company is required to submit a request 45 days before a quarter end to dispose of the security.

6.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Three Months Ended March 31,
	2019	2018
Reserves for losses and LAE at beginning of year	$584,719	$574,054
Less receivable from reinsurers related to unpaid losses and LAE	(108,398)	(83,085)
Net reserves for losses and LAE at beginning of year	476,321	490,969
Incurred losses and LAE, related to:
Current year	138,007	151,795
Prior years	(11,980)	(14,151)
Total incurred losses and LAE	126,027	137,644
Paid losses and LAE related to:
Current year	58,796	83,396
Prior years	70,990	52,510
Total paid losses and LAE	129,786	135,906
Net reserves for losses and LAE at end of period	472,562	492,707
Plus receivable from reinsurers related to unpaid losses and LAE	109,200	87,067
Reserves for losses and LAE at end of period	$581,762	$579,774

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

 At the end of each period, the reserves were re-estimated for all prior accident years.  The Company’s prior year reserves decreased by $11,980 and $14,151 for the three months ended March 31, 2019 and 2018, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities.  The decreases in prior years reserves during the three months ended March 31, 2019 and 2018 are primarily composed of reductions in our retained automobile, retained homeowners and retained other lines reserves.

The Company's automobile lines of business reserves decreased for the three months ended March 31, 2019 and 2018, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

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

8.  Debt

On the August 10, 2018, the Company extended its Revolving Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A. (formerly known as RBS Citizens, N.A. (“Citizens Bank”)) to a maturity date of August 10, 2023. The Credit Agreement provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000.  Loans under the credit facility bear interest at the Company’s option at either (i) the LIBOR rate plus 1.25% per annum or (ii) the higher of Citizens Bank prime rate or 0.5% above the federal funds rate plus 1.25% per annum.  Interest only is payable prior to maturity.

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries.  The credit facility is guaranteed by the Company’s non-insurance company subsidiaries.  The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters.  As of March 31, 2019, the Company was in compliance with all covenants.  In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at March 31, 2019 and December 31, 2018.  The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at March 31, 2019 and 2018.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

 The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities. At March 31, 2019, the Company has the ability to borrow $282,252 using eligible invested assets that would be used as collateral.  The Company has no amounts outstanding from the FHLB-Boston at March 31, 2019 and at December 31, 2018.

9.  Income Taxes

Federal income tax expense for the three months ended March 31, 2019 and 2018 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.  The effective rate in 2019 was lower than the statutory rate primarily due to effects of tax-exempt investment income and the impact of stock-based compensation.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the three months ended March 31, 2019, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

 The Company’s U.S. federal tax returns for the years ended December 31, 2013, 2014 and 2015 respectively, were examined by the IRS. This examination related to the refund claim for the 2015 Net Operating Loss that was carried back to prior years, which triggered a review by the Joint Committee on Taxation.  No adjustments were noted as part of the examination. All tax years prior to 2015 are closed.

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

10.  Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31, 2019, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

No share purchases were made by the Company under the program during the three months ended March 31, 2019 and 2018.  As of March 31, 2019, the Company has purchased 2,279,570 shares at a cost of $83,835.

11.  Leases

The Company has various non-cancelable, long-term operating leases, the largest of which are for office space including the corporate headquarters, VIP claims centers and law offices.  Other operating leases consist of auto leases and various office equipment.  The Company has no finance leases.  Our leases have remaining lease terms of one year to ten years, some of which include options to extend the leases for up to five years.

The Company adopted ASU 2016-02, ASU 2018-10 and ASU 2018-11 effective January 1, 2019 (“the application date”) using the required modified retrospective transition approach.  In accordance with the guidance, the Company has elected not to adjust comparative periods.  As such ASC 842 will be applied to each lease that had commenced as of the application date with a cumulative effect adjustment as of that date.  All periods before the application date presented in the financial statements will not change and the guidance in ASC 840 will apply.  The Company has elected to apply the package of practical expedients provided in ASC 842 to all leases.  In addition, the Company has elected not to apply the hindsight practical expedient or the land easement practical expedient.

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

Three Months Ended March 31,
2019
Operating lease cost	$1,154

Other information related to leases was as follows:

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,256
Weighted average remaining lease term
Operating leases	9.25 Years
Weighted average discount rate
Operating leases	3.45%

Maturities of lease liabilities were as follows:

Operating Leases
2019	$3,715
2020	4,710
2021	4,502
2022	4,092
2023	3,922
Thereafter	20,022
Total lease payments	40,963
Less imputed interest	(3,971)
Total	$36,992

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

We are a leading provider of private passenger automobile, commercial automobile, homeowners and commercial other-than-auto insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 55.7% of our direct written premiums in 2018), we offer a portfolio of other insurance products, including commercial automobile (16.5% of 2018  direct written premiums), homeowners (22.9% of 2018 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.9% of 2018 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire, and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 899 in 1,120 locations throughout these three states during 2018. We have used these relationships and our extensive knowledge of the Massachusetts market to become the fourth largest private passenger automobile carrier and the largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 9.0% and 15.7% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2018 according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”). We are also the third largest homeowners insurance carrier in Massachusetts with a 7.2% share of the Massachusetts homeowners insurance market.

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating.  Our "A" rating was reaffirmed by A.M. Best on April 23, 2019.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. The table below shows the amount of direct written premiums written in each state during the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
Direct Written Premiums	2019	2018
Massachusetts	$196,361	$197,633
New Hampshire	6,837	6,026
Maine	189	74
Total	$203,387	$203,733

Recent Trends and Events

For the quarter ended March 31, 2019, loss and loss adjustment expenses incurred decreased by $11,617, or 8.4%, to $126,027 from $137,644 for the comparable 2018 period.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2019 and 2018. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
Massachusetts Commercial Automobile	June 1, 2019	3.1%
New Hampshire Commercial Automobile	March 1, 2019	1.8%
New Hampshire Homeowner	December 1, 2018	2.3%
New Hampshire Private Passenger Automobile	December 1, 2018	2.0%
Massachusetts Homeowner	November 1, 2018	2.6%
Massachusetts Private Passenger Automobile	September 1, 2018	2.3%
Massachusetts Commercial Automobile	June 1, 2018	3.7%
New Hampshire Commercial Automobile	March 1, 2018	4.6%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2019	2018
GAAP ratios:
Loss ratio	64.8%	71.7%
Expense ratio	31.1	31.7
Combined ratio	95.9%	103.4%

Share-Based Compensation

On April 2, 2018, the Company’s Board of Directors adopted the Safety Insurance Group, Inc. 2018 Long-Term Incentive Plan (“the 2018 Plan”), which was subsequently approved by our shareholder at the 2018 Annual Meeting of Shareholders.  The 2018 Plan enables the grant of stock awards, performance shares, cash based performance units, other stock based awards, stock options, stock appreciation rights, and stock unit awards, each of which may be granted separately of in tandem with other awards. Eligibility to participate includes officers, directors, employees and other individuals who provide bona fide services to the Company. The 2018 Plan supersedes the Company’s 2002 Management Omnibus Incentive Plan (“the 2002 Incentive Plan”).

The 2018 Plan establishes an initial pool of 350,000 shares of common stock available for issuance to our employees and other eligible participants.

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000.  No further grants will be allowed under the 2002 Incentive Plan. At March 31, 2019, there were 293,031 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the three months ended March 31,  2019 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share		Vesting Terms
RS - Service	February 26, 2019	28,778	$92.52	(1)	3 years, 30%-30%-40%
RS - Performance	February 26, 2019	23,191	$92.52	(1)	3 years, cliff vesting (3)
RS	February 26, 2019	5,000	$92.52	(1)	No vesting period (2)
RS - Performance	February 26, 2019	40,256	$92.52	(1)	No vesting period (4)

(2)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.
(3)	Board of Director members must maintain stock ownership equal to at least four times their annual retainer. This requirement must be met within five years of becoming a director.
(4)

The shares represent performance-based restricted shares award.  Vesting of these shares is dependent upon the attainment of pre-established performance objectives, and any difference between shares granted and shares earned at the end of the performance period will be reported at the conclusion of the performance period.

(5)

The shares represent a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the 2002 Incentive Plan.

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage during 2019 that protects us in the event of a "139-year storm" (that is, a storm of a severity expected to occur once in a 139-year period).  We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes.  The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan").

For 2019, we have purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000.  Our reinsurers’ co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $50,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer and 80.0% of $265,000 for the 4th layer.

We also have casualty excess of loss reinsurance for large casualty losses occurring in our automobile, homeowners, dwelling fire, business owners, and commercial package lines of business in excess of $2,000 up to a maximum of $10,000.  We have property excess of loss reinsurance coverage for large property losses, with coverage in excess of $2,000 up to a maximum of $20,760, for our homeowners, business owners, and commercial package policies.  In addition, we have liability excess of loss reinsurance for umbrella large losses in excess of $1,000 up to a maximum of $10,000.  We also have various reinsurance agreements with Hartford Steam Boiler Inspection and Insurance Company, of which the primary contract is a quota share agreement under which we cede 100% of the premiums and losses for the equipment breakdown coverage under our business owner policies and commercial package policies.

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

At March 31,  2019, we had $138,771 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

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

Non-GAAP operating income and non-GAAP operating income per diluted share consist of our GAAP net income adjusted by the net realized (losses) gains, net impairment losses on investments, changes in net unrealized gains on equity securities and taxes related thereto. Net income and earnings per diluted share are the GAAP financial measures that are most directly comparable to non-GAAP operating income and non-GAAP operating income per diluted share, respectively. A reconciliation of the GAAP financial measures to these non-GAAP measures is included in the financial highlights below.

 Results of Operations

Three Months Ended March 31,  2019 Compared to Three Months Ended March 31,  2018

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2019	2018
Direct written premiums	$203,387	$203,733
Net written premiums	$189,938	$190,013
Net earned premiums	$194,491	$192,033
Net investment income	11,751	10,531
Earnings from partnership investments	835	4,864
Net realized (losses) gains on investments	(164)	1,306
Change in net unrealized gains on equity investments	11,801	(3,482)
Net impairment losses on investments	(220)	—
Finance and other service income	4,085	4,467
Total revenue	222,579	209,719
Loss and loss adjustment expenses	126,027	137,644
Underwriting, operating and related expenses	60,434	60,856
Interest expense	22	22
Total expenses	186,483	198,522
Income before income taxes	36,096	11,197
Income tax expense	6,150	2,072
Net income	$29,946	$9,125
Earnings per weighted average common share:
Basic	$1.97	$0.60
Diluted	$1.95	$0.60
Cash dividends paid per common share	$0.80	$0.80

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$29,946	$9,125
Exclusions from net income:
Net realized losses (gains) on investments	164	(1,306)
Change in net unrealized gains on equity investments	(11,801)	3,482
Net impairment losses on investments	220	-
Income tax expense (benefit) on exclusions from net income	2,398	(457)
Non-GAAP Operating income	$20,927	$10,844

Net income per diluted share	$1.95	$0.60
Exclusions from net income:
Net realized losses (gains) on investments	0.01	(0.09)
Change in net unrealized gains on equity investments	(0.77)	0.23
Net impairment losses on investments	0.01	-
Income tax expense (benefit) on exclusions from net income	0.16	(0.03)
Non-GAAP Operating income per diluted share	$1.36	$0.71

Direct Written Premiums. Direct written premiums for the three months ended March 31,  2019 decreased by $346, or 0.2%, to $203,387 from $203,733 for the comparable 2018 period.

Net Written Premiums. Net written premiums for the three months ended March 31,  2019 decreased by $75, to $189,938 from $190,013 for the comparable 2018 period.

Net Earned Premiums.  Net earned premiums for the three months ended March 31,  2019 increased by $2,458, or 1.3%, to $194,491 from $192,033 for the comparable 2018 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2019	2018
Written Premiums
Direct	$203,387	$203,733
Assumed	8,245	7,948
Ceded	(21,694)	(21,668)
Net written premiums	$189,938	$190,013

Earned Premiums
Direct	$207,308	$203,819
Assumed	9,315	8,887
Ceded	(22,132)	(20,673)
Net earned premiums	$194,491	$192,033

Net Investment Income.   Net investment income for the three months ended March 31,  2019 increased by $1,220, or 11.6%, to $11,751 from $10,531 for the comparable 2018 period. The increase was a result of an increase in the average invested asset balance and improved investment income yields compared to the prior period. Net effective annualized yield on the investment portfolio was 3.5% for the three months ended March 31,  2019 compared to 3.3% for the three months ended March 31,  2018. The investment portfolio’s duration was 3.2 years at March 31,  2019 compared to 3.6 years at December 31, 2018.

Earnings from Partnership Investments. Earnings from partnership investments was $835 for the three months ended March 31,  2019 compared to $4,864 for the comparable 2018 period.  The 2018 earnings reflects an increase in investment appreciation and cash proceeds received as return on capital.

Net Realized (losses) Gains on Investments.  Net realized losses on investments was $164 for the three months ended March 31,  2019 compared to net realized gains of $1,306 for the comparable 2018 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of March 31, 2019
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,806	$—	$(17)	$—	$1,789
Obligations of states and political subdivisions	250,415	10,063	(383)	—	260,095
Residential mortgage-backed securities (1)	298,494	2,707	(3,315)	—	297,886
Commercial mortgage-backed securities	60,867	1,427	(361)	—	61,933
Other asset-backed securities	55,401	156	(175)	—	55,382
Corporate and other securities	494,569	6,554	(4,824)	—	496,299
Subtotal, fixed maturity securities	1,161,552	20,907	(9,075)	—	1,173,384
Equity securities (2)	143,608	20,164	(3,301)	—	160,471
Other invested assets (5)	26,238	—	—	—	26,238
Totals	$1,331,398	$41,071	$(12,376)	$—	$1,360,093

(1)

Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).

(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	Our investment portfolio included 665 securities in an unrealized loss position at March 31, 2019.
(4)	Amounts in this column represent other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of March 31, 2019
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$299,676	25.5%
Aaa/Aa	288,394	24.6
A	218,852	18.7
Baa	187,899	16.0
Ba	63,476	5.4
B	83,480	7.1
Caa/Ca	7,021	0.6
Not rated	24,586	2.1
Total	$1,173,384	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of March 31,  2019, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities.  The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category.  The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31,  2019.

	As of March 31, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,789	$17	$1,789	$17
Obligations of states and political subdivisions	—	—	16,564	383	16,564	383
Residential mortgage-backed securities	18,137	176	149,209	3,139	167,346	3,315
Commercial mortgage-backed securities	1,700	23	15,445	338	17,145	361
Other asset-backed securities	9,036	47	24,819	128	33,855	175
Corporate and other securities	109,005	1,711	144,710	3,113	253,715	4,824
Subtotal, fixed maturity securities	137,878	1,957	352,536	7,118	490,414	9,075
Equity securities	48,261	2,790	3,224	511	51,485	3,301
Total temporarily impaired securities	$186,139	$4,747	$355,760	$7,629	$541,899	$12,376

The unrealized losses in the Company’s fixed income and equity portfolio as of March 31,  2019 were reviewed for potential other-than-temporary asset impairments. The Company held one debt security at March 31,  2019 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment assessment.  The Company recognized $220 of OTTI losses during the three months ended March 31, 2019 and recognized no OTTI losses during the three months ended March 31, 2018.

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

The majority of unrealized losses recorded on the investment portfolio at March 31,  2019 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities.  Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees.  Finance and other service income for the three months ended March 31,  2019 decreased by $382, or 8.6%, to $4,085 from $4,467 for the comparable 2018 period.

 Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses incurred for the three months ended March 31,  2019 decreased by $11,617, or 8.4%, to $126,027 from $137,644 for the comparable 2018 period expense. The decrease is primarily due to winter weather related activity in 2018 that did not occur in the current year.

Our GAAP loss ratio for the three months ended March 31,  2019 decreased to 64.8% from 71.7% for the comparable 2018 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31, 2019 was 56.3% compared to 63.3% for the comparable 2018 period. Total prior year favorable development included in the pre-tax results for the three months ended March 31,  2019 was $11,980 compared to $14,151 for the comparable 2018 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended March 31,  2019 decreased by $422, or 0.7%, to $60,434 from $60,856 for the comparable 2018 period. Our GAAP expense ratio for the three months ended March 31,  2019 decreased to 31.1% from 31.7% for the comparable 2018 period.

Interest Expense.  Interest expense was $22 for the three months ended March 31,  2019 and 2018. The credit facility commitment fee included in interest expense was $19 for the three months ended March 31,  2019 and 2018.

Income Tax Expense.  Our effective tax rate was 17.0% and 18.5% for the quarters ended March 31,  2019 and 2018, respectively. The effective tax rate for the quarter ended March 31, 2019 was lower than the statutory rate primarily due to the effects of tax-exempt investment income and the impact of stock-based compensation. The effective tax rate for the quarter ended March 31, 2018  was lower than the statutory rate primarily due to the effects of tax-exempt investment income.

Net Income.   Net income for the three months ended March 31,  2019 was $29,946 compared to net income of $9,125 for the comparable 2018 period.

Non-GAAP Operating Income. Non-GAAP operating income as defined above was $20,927 for the three months ended March 31,  2019 compared to $10,844 for the comparable 2018 period. The increase in Non-GAAP operating income was primarily the result of a decrease in loss and loss adjustment expenses compared to the prior period.

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

Net cash used for operating activities was $8,012 and $1,994 during the three months ended March 31, 2019 and 2018. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Net cash used for operating activities during the three months ended March 31, 2019 was the result of the timing of expense payments.  Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash provided by investing activities was $6,286 during the three months ended March 31,  2019 compared to net cash used for investing activities of $2,544 during the three months ended March 31, 2018. Fixed maturities, equity securities, and other invested assets purchased were $38,308 for the three months ended March 31, 2019 compared to $67,360 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $45,721 during the three months ended March 31,  2019 compared to $65,374 for the comparable prior year period.

Net cash used for financing activities was $12,964 and $12,340 during the three months ended March 31, 2019 and 2018, respectively.  Net cash used for financing activities is comprised of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts.  The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected.  As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend.  Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs.  At year-end December 31, 2018, the statutory surplus of Safety Insurance was $646,820, and its statutory net income for 2018 was $86,734.  As a result, a maximum of $86,734 is available in 2019 for such dividends without prior approval of the Commissioner.  As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $560,086 at December 31, 2018. During the three months ended March 31, 2019, Safety Insurance paid dividends to Safety of $10,978.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock.  Quarterly dividends paid during 2019 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2019	March 1, 2019	March 15, 2019	$0.80	$12,300

On May 1, 2019, our Board approved and declared a quarterly cash dividend of $0.80 per share which will be paid on June 14, 2019 to shareholders of record on June 3, 2019. We plan to continue to declare and pay quarterly cash dividends in 2019, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31,  2019, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.  As of March 31, 2019 and December 31, 2018, the Company had purchased 2,279,570 shares of common stock at a cost of $83,835.

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

Risk-Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations.  Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.  The risk-based capital law provides for four levels of regulatory action.  The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls.  As of December 31, 2018, the Insurance Subsidiaries had total adjusted capital of $646,820, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.  Minimum statutory capital and surplus, or company action level risk-based capital, was $180,582 at December 31,  2018.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves.  It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business.  Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $430,900 to $492,681 as of March 31, 2019.  In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $472,562 as of March 31,  2019.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2019.

	As of March 31, 2019
Line of Business	Low	Recorded	High
Private passenger automobile	$194,854	$210,294	$216,568
Commercial automobile	90,579	97,297	102,628
Homeowners	76,358	86,440	88,979
All other	69,109	78,531	84,506
Total	$430,900	$472,562	$492,681

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31,  2019.

	As of March 31, 2019
Line of Business	Case	IBNR	Total
Private passenger automobile	$249,682	$(39,424)	$210,258
CAR assumed private passenger auto	8	29	37
Commercial automobile	54,108	8,753	62,861
CAR assumed commercial automobile	17,703	16,733	34,436
Homeowners	73,525	3,190	76,715
FAIR Plan assumed homeowners	3,588	6,137	9,725
All other	46,156	32,374	78,530
Total net reserves for losses and LAE	$444,770	$27,792	$472,562

At March 31,  2019, our total IBNR reserves for our private passenger automobile line of business was comprised of ($60,233) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $20,809 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 48.6% of our total reserves for CAR assumed commercial automobile business as of March 31, 2019, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 63.1% of our total reserves for FAIR Plan assumed homeowners at March 31, 2019, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of March 31,  2019.

	As of March 31, 2019
Line of Business	Retained	Assumed	Net
Private passenger automobile	$210,258
CAR assumed private passenger automobile		$37
Net private passenger automobile			$210,295
Commercial automobile	62,861
CAR assumed commercial automobile		34,436
Net commercial automobile			97,297
Homeowners	76,715
FAIR Plan assumed homeowners		9,725
Net homeowners			86,440
All other	78,530	—	78,530
Total net reserves for losses and LAE	$428,364	$44,198	$472,562

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process.  There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience.  To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the three months ended

March 31, 2019, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $1,945.  Each 1 percentage-point change in the loss and loss expense ratio would have had a $1,536 effect on net income, or $0.10 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves.  Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31,  2019.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.   A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,205)	$(2,103)	$—
Estimated increase in net income	3,322	1,661	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,103)	—	2,103
Estimated increase (decrease) in net income	1,661	—	(1,661)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,103	4,205
Estimated decrease in net income	—	(1,661)	(3,322)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,257)	(629)	—
Estimated increase in net income	993	497	—
No Change in Severity
Estimated (decrease) increase in reserves	(629)	—	629
Estimated increase (decrease) in net income	497	—	(497)
+1 Percent Change in Severity
Estimated increase in reserves	—	629	1,257
Estimated decrease in net income	—	(497)	(993)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,534)	(767)	—
Estimated increase in net income	1,212	606	—
No Change in Severity
Estimated (decrease) increase in reserves	(767)	—	767
Estimated increase (decrease) in net income	606	—	(606)
+1 Percent Change in Severity
Estimated increase in reserves	—	767	1,534
Estimated decrease in net income	—	(606)	(1,212)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,571)	(785)	—
Estimated increase in net income	1,241	620	—
No Change in Severity
Estimated (decrease) increase in reserves	(785)	—	785
Estimated increase (decrease) in net income	620	—	(620)
+1 Percent Change in Severity
Estimated increase in reserves	—	785	1,571
Estimated decrease in net income	—	(620)	(1,241)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2019.  In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$—	$—
Estimated increase (decrease) in net income	—	—
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(344)	344
Estimated increase (decrease) in net income	272	(272)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(97)	97
Estimated increase (decrease) in net income	77	(77)

Reserve Development Summary

 The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves.  Our prior year reserves decreased by $11,980 and $14,151 during the three months ended March 31, 2019 and 2018, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2019 and 2018.  Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Three Months Ended March 31,
Accident Year	2019	2018
2009 & prior	$(253)	$(841)
2010	9	(636)
2011	(57)	(966)
2012	(311)	(1,695)
2013	(742)	(1,244)
2014	(1,074)	(1,842)
2015	(1,568)	(1,917)
2016	(3,245)	(4,135)
2017	(4,385)	(875)
2018	(354)	—
All prior years	$(11,980)	$(14,151)

The decreases in prior years’ reserves during the three months ended March 31,  2019 and 2018 resulted from re-estimations of prior year ultimate loss and LAE liabilities.  The 2019 decrease is composed of reductions of $6,356 in our retained private passenger automobile reserves, $914 in our retained commercial automobile reserves, $3,629 in our retained homeowners reserves and $791 in our retained other lines reserves.  The 2018 decrease is primarily composed of reductions of $8,026 in our retained private passenger automobile reserves, $1,194 in our retained commercial automobile reserves, $3,363 in our retained homeowners reserves and $1,260 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses March 31,  2019.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2009 & prior	$(30)	$—	$(1)	$(222)	$(253)
2010	(6)	—	1	14	9
2011	(44)	3	(1)	(15)	(57)
2012	(309)	(1)	—	(1)	(311)
2013	(285)	(119)	(117)	(221)	(742)
2014	(582)	(208)	(217)	(67)	(1,074)
2015	(1,365)	(37)	(47)	(119)	(1,568)
2016	(2,021)	(33)	(1,146)	(45)	(3,245)
2017	(1,758)	(244)	(2,243)	(140)	(4,385)
2018	44	(319)	(104)	25	(354)
All prior years	$(6,356)	$(958)	$(3,875)	$(791)	$(11,980)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the three months ended March 31, 2019 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2009 & prior	$(30)	$—	$(1)	$(222)	$(253)
2010	(6)	—	1	14	9
2011	(44)	3	(1)	(15)	(57)
2012	(309)	(1)	—	(1)	(311)
2013	(285)	(161)	(117)	(221)	(784)
2014	(582)	(217)	(217)	(67)	(1,083)
2015	(1,365)	(9)	(5)	(119)	(1,498)
2016	(2,021)	(184)	(1,014)	(45)	(3,264)
2017	(1,758)	(315)	(2,174)	(140)	(4,387)
2018	44	(30)	(101)	25	(62)
All prior years	$(6,356)	$(914)	$(3,629)	$(791)	$(11,690)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the three months ended March 31,  2019.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2009 & prior	$—	$—	$—	$—
2010	—	—	—	—
2011	—	—	—	—
2012	—	—	—	—
2013	—	42	—	42
2014	—	9	—	9
2015	—	(28)	(42)	(70)
2016	—	151	(132)	19
2017	—	71	(69)	2
2018	—	(289)	(3)	(292)
All prior years	$—	$(44)	$(246)	$(290)

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

Forward-looking statements are not guarantees of future performance.  By their nature, forward-looking statements are subject to risks and uncertainties.  There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements.  These factors include but are not limited to the competitive nature of our industry and the possible adverse effects of such competition.  Although a number of national insurers that are much larger than we are do not currently compete in a material way in the Massachusetts private passenger automobile market, if one or more of these companies decided to aggressively enter the market it could have a material adverse effect on us.  Other significant factors include conditions for business operations and restrictive regulations in Massachusetts, the possibility of losses due to claims resulting from severe weather, the possibility that the Commissioner may approve future Rule changes that change the operation of the residual market, the possibility that existing insurance-related laws and regulations will become further restrictive in the future, our possible need for and availability of additional financing, and our dependence on strategic relationships, among others, and other risks and factors identified from time to time in our reports filed with the SEC.  Refer to Part I, Item 1A — Risk Factors of our 2018 Annual Report on Form 10-K for the year ended December 31, 2018.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of March 31, 2019
Estimated fair value	$1,212,807	$1,173,384	$1,130,288
Estimated increase (decrease) in fair value	$39,423	$—	$(43,096)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates.  At March 31,  2019, we had no debt outstanding under our credit facility.  Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2019, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings - Please see “Item 1 — Financial Statements - Note 7, Commitments and Contingencies.”

Item 1A.  Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2018 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31,  2019, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.  No share repurchases were made by the Company during the three months ended March 31, 2019.

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

May 3, 2019	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer