Form 10-Q
period 2019-06-30
SAFETY INSURANCE GROUP INC
filed 2019-08-02
CIK 1172052

the

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SAFT	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ◻  No ☒

As of July 31, 2019 there were 15,383,794 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,150,224 and $1,175,413)	$1,178,251	$1,161,862
Equity securities, at fair value (cost: $145,041 and $142,948)	165,659	148,011
Other invested assets	30,124	23,481
Total investments	1,374,034	1,333,354
Cash and cash equivalents	37,968	37,582
Accounts receivable, net of allowance for doubtful accounts	209,658	190,062
Receivable for securities sold	964	1,039
Accrued investment income	8,304	8,420
Taxes recoverable	1,671	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	28,819	13,691
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	112,228	108,398
Ceded unearned premiums	35,900	33,974
Deferred policy acquisition costs	75,670	73,355
Deferred income taxes	—	8,749
Equity and deposits in pools	28,492	28,094
Operating lease right-of-use-assets	36,116	—
Other assets	23,290	19,522
Total assets	$1,973,114	$1,856,240

Liabilities
Loss and loss adjustment expense reserves	$589,123	$584,719
Unearned premium reserves	453,612	435,380
Accounts payable and accrued liabilities	56,799	71,896
Payable for securities purchased	7,684	5,156
Payable to reinsurers	21,240	12,220
Deferred income taxes	1,221	—
Taxes payable	—	6,090
Operating lease liabilities	36,116	—
Other liabilities	24,270	22,135
Total liabilities	1,190,065	1,137,596

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,663,364 and 17,566,180 shares issued	177	176
Additional paid-in capital	199,644	196,292
Accumulated other comprehensive income (loss), net of taxes	22,141	(10,706)
Retained earnings	644,922	616,717
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	783,049	718,644
Total liabilities and shareholders’ equity	$1,973,114	$1,856,240

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net earned premiums	$196,426	$194,125	$390,917	$386,158
Net investment income	10,574	10,188	22,325	20,719
Earnings from partnership investments	735	487	1,570	5,351
Net realized gains on investments	483	1,589	319	2,895
Change in net unrealized gains on equity investments	3,754	(2,711)	15,555	(6,193)
Net impairment losses on investments (a)	(54)	—	(274)	—
Finance and other service income	4,084	4,292	8,169	8,759
Total revenue	216,002	207,970	438,581	417,689

Losses and loss adjustment expenses	122,393	113,227	248,420	250,871
Underwriting, operating and related expenses	60,908	61,573	121,342	122,429
Interest expense	23	23	45	45
Total expenses	183,324	174,823	369,807	373,345

Income before income taxes	32,678	33,147	68,774	44,344
Income tax expense	6,744	6,331	12,894	8,403
Net income	$25,934	$26,816	$55,880	$35,941

Earnings per weighted average common share:
Basic	$1.70	$1.77	$3.66	$2.37
Diluted	$1.68	$1.75	$3.63	$2.35

Cash dividends paid per common share	$0.80	$0.80	$1.60	$1.60

Number of shares used in computing earnings per share:
Basic	15,220,822	15,090,435	15,181,034	15,068,321
Diluted	15,346,234	15,213,414	15,326,121	15,202,338

(a) No portion of the other-than-temporary impairments recognized in the period indicated were included in Other Comprehensive Income.

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$25,934	$26,816	$55,880	$35,941

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period, net of income tax expense (benefit) of $3,502, ($960), $8,798 and ($4,350).	13,176	(3,610)	33,099	(16,363)
Reclassification adjustment for net realized gains on investments included in net income, net of income tax expense of ($102), ($334), ($67) and ($608).	(382)	(1,255)	(252)	(2,287)
Other comprehensive income (loss), net of tax:	12,794	(4,865)	32,847	(18,650)

Comprehensive income	$38,728	$21,951	$88,727	$17,291

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2017	$175	$189,714	$24,269	$570,693	$(83,835)	$701,016
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018			(16,895)	16,895		—
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018			4,736	(4,736)		—
Net income, January 1 to March 31, 2018				9,125		9,125
Unrealized losses on securities available for sale, net of deferred federal income taxes			(13,785)			(13,785)
Restricted share awards issued	1	375				376
Recognition of employee share-based compensation, net of deferred federal income taxes		1,239				1,239
Dividends paid and accrued				(12,326)		(12,326)
Balance at March 31, 2018	176	191,328	(1,675)	579,651	(83,835)	685,645
Net income, April 1 to June 30, 2018				26,816		26,816
Unrealized losses on securities available for sale, net of deferred federal income taxes			(4,865)			(4,865)
Recognition of employee share-based compensation, net of deferred federal income taxes		1,167				1,167
Dividends paid and accrued				(12,295)		(12,295)
Balance at June 30, 2018	$176	$192,495	$(6,540)	$594,172	$(83,835)	$696,468

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	(Loss) Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2018	$176	$196,292	$(10,706)	$616,717	$(83,835)	$718,644
Cumulative effect of adoption of updated accounting guidance for callable debt securities at January 1, 2019				(3,004)		(3,004)
Net income, January 1 to March 31, 2019				29,946		29,946
Unrealized gains on securities available for sale, net of deferred federal income taxes			20,053			20,053
Restricted share awards issued	1	462				463
Recognition of employee share-based compensation, net of deferred federal income taxes		1,260				1,260
Dividends paid and accrued				(12,300)		(12,300)
Balance at March 31, 2019	177	198,014	9,347	631,359	(83,835)	755,062
Net income, April 1 to June 30, 2019				25,934		25,934
Unrealized gains on securities available for sale, net of deferred federal income taxes			12,794			12,794
Recognition of employee share-based compensation, net of deferred federal income taxes		1,630				1,630
Dividends paid and accrued				(12,371)		(12,371)
Balance at June 30, 2019	$177	$199,644	$22,141	$644,922	$(83,835)	$783,049

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$55,880	$35,941
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	2,782	2,858
Fixed Asset depreciation, net	2,379	2,367
Stock based compensation	3,353	2,782
Provision (credit) for deferred income taxes	1,238	(266)
Net realized gains on investments	(319)	(2,895)
Net impairment losses on investments	274	—
Earnings from partnership investments	(1,160)	(2,492)
Change in net unrealized gains on equity investments	(15,555)	6,193
Changes in assets and liabilities:
Accounts receivable	(19,596)	(18,819)
Accrued investment income	116	29
Receivable from reinsurers	(18,958)	(12,789)
Ceded unearned premiums	(1,926)	(4,775)
Deferred policy acquisition costs	(2,315)	(3,021)
Taxes recoverable	(1,671)	(1,827)
Other assets	(4,219)	(6,425)
Loss and loss adjustment expense reserves	4,404	5,737
Unearned premium reserves	18,232	24,145
Taxes payable	(6,090)	—
Accounts payable and accrued liabilities	(14,587)	(7,535)
Payable to reinsurers	9,020	8,560
Other liabilities	2,135	(3,536)
Net cash provided by operating activities	13,417	24,232

Cash flows from investing activities:
Fixed maturities purchased	(79,891)	(141,063)
Equity securities purchased	(13,721)	(38,490)
Other invested assets purchased	(5,851)	(994)
Proceeds from sales and paydowns of fixed maturities	86,215	96,132
Proceeds from maturities, redemptions, and calls of fixed maturities	14,843	46,498
Proceed from sales of equity securities	12,323	12,663
Proceeds from other invested assets redeemed	559	3,609
Fixed assets purchased	(2,327)	(1,055)
Net cash provided by (used for) investing activities	12,150	(22,700)

Cash flows from financing activities:
Dividends paid to shareholders	(25,181)	(24,518)
Net cash used for financing activities	(25,181)	(24,518)

Net increase (decrease) in cash and cash equivalents	386	(22,986)
Cash and cash equivalents at beginning of year	37,582	41,708
Cash and cash equivalents at end of period	$37,968	$18,722

The accompanying notes are an integral part of these financial statements.

Table of ContentsTable of Conten

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

The financial information for the three and six months ended June 30, 2019 and 2018 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2018 is derived from the audited financial statements included in the Company's 2018 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2019.

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

2. Recent Accounting Pronouncements

On March 20, 2019, the SEC adopted amendments to Regulation S-K and related rules and forms to modernize and simplify certain disclosure requirements for public companies. The amendments are intended to reduce the costs and burdens of the disclosure process and while continuing to require disclosure of all material information. The amended rules generally were effective on May 2, 2019 and reduced disclosures but some provisions added new requirements. The adoption of the new rules did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

On August 17, 2018, the SEC adopted amendments to eliminate, integrate, update or modify certain of its disclosure requirements. The amendments which are focused on disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, are intended to facilitate the disclosure of information to investors and

Table of ContentsTable of Conten

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 provide guidance on specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. ASU 2016-15 was effective for annual and interim periods beginning after December 15, 2017. The impact of the adoption of ASU 2016-15 was not material to the Company’s Consolidated Statements of Cash Flows.

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

Table of ContentsTable of Conten

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In 2018, the FASB issued two additional updates, ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, both of which have the same effective date and transition requirements as ASU 2016-02. ASU 2018-10 makes sixteen technical corrections to alleviate unintended consequences from applying the new standard and does not make any substantive changes to the core provisions or principals of the new standard. ASU 2019-11 creates an additional transition method which allows companies to elect to not adjust their comparative period financial information and disclosures for the effects of the new lease standard and also creates a practical expedient for lessors to not separate lease and non-lease components. The Company adopted ASU 2016-02, ASU 2018-10 and ASU 2018-11 effective January 1, 2019 (“the application date”) using the required modified retrospective transition approach. In accordance with the guidance, the Company has elected not to adjust comparative periods. As such, Accounting Standards Codification (“ASC”) 842 will be applied to each lease that had commenced as of the application date with a cumulative effect adjustment as of that date. As of January 1, 2019, a right of use asset and lease liability of $35,984 were recorded in the Consolidated Balance Sheets. All periods prior to the application date presented in the financial statements will not change and the guidance in ASC 840, Leases, will apply. There was no impact on retained earnings or other components of equity in the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

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

Table of ContentsTable of Conten

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$25,934	$26,816	$55,880	$35,941
Allocation of income for participating shares	(134)	(160)	(300)	(217)
Net income from continuing operations attributed to common shareholders	$25,800	$26,656	$55,580	$35,724
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	15,299,691	15,180,768	15,262,937	15,160,017
Less: weighted average participating shares	(78,869)	(90,333)	(81,903)	(91,696)
Basic earnings per share denominator	15,220,822	15,090,435	15,181,034	15,068,321
Common equivalent shares- non-vested performance stock grants	125,412	122,979	145,087	134,017
Diluted earnings per share denominator	15,346,234	15,213,414	15,326,121	15,202,338

Basic earnings per share	$1.70	$1.77	$3.66	$2.37
Diluted earnings per share	$1.68	$1.75	$3.63	$2.35

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$1.70	$1.77	$3.66	$2.37
Dividends declared	(0.80)	(0.80)	(1.60)	(1.60)
Undistributed earnings	$0.90	$0.97	$2.06	$0.77

Net income from continuing operations attributable to common shareholders -Diluted	$1.68	$1.75	$3.63	$2.35
Dividends declared	(0.80)	(0.80)	(1.60)	(1.60)
Undistributed earnings	$0.88	$0.95	$2.03	$0.75

Diluted EPS excludes non vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive shares related to non-vested performance stock grants for the three and six months ended June 30, 2019 and 2018.

Table of ContentsTable of Conten

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At June 30, 2019, there were 293,031 shares available for future grant.

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

Table of ContentsTable of Conten

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

The following table summarizes restricted stock activity under the Incentive Plan during the six months ended June 30, 2019 assuming a target payout for the 2019 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	89,135	$68.70	105,170		$66.79
Granted	33,778	92.52	63,447	(1)	69.61
Vested and unrestricted	(44,085)	68.41	(84,512)		56.42
Forfeited	(41)	53.64	—		—
Outstanding at end of period	78,787	$79.08	84,105		$79.34
(1)	Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the 2002 Incentive Plan.

As of June 30, 2019, there was $8,859 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years.  The total fair value of the shares that were vested and unrestricted during the six months ended June 30, 2019 and 2018 was $7,784 and $4,292, respectively.  For the six months ended June 30, 2019 and 2018, the Company recorded compensation expense related to restricted stock of $2,649 and $2,198, net of income tax benefits of $704 and $584, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of June 30, 2019
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,805	$5	$(1)	$—	$1,809
Obligations of states and political subdivisions	249,579	10,667	(62)	—	260,184
Residential mortgage-backed securities (1)	290,588	4,562	(1,006)	—	294,144
Commercial mortgage-backed securities	76,821	3,151	(62)	—	79,910
Other asset-backed securities	38,532	220	(72)	—	38,680
Corporate and other securities	492,899	13,225	(2,600)	—	503,524
Subtotal, fixed maturity securities	1,150,224	31,830	(3,803)	—	1,178,251
Equity securities (2)	145,041	22,693	(2,075)	—	165,659
Other invested assets (5)	30,124	—	—	—	30,124
Totals	$1,325,389	$54,523	$(5,878)	$—	$1,374,034

Table of ContentsTable of Conten

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2018
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,807	$—	$(30)	$—	$1,777
Obligations of states and political subdivisions	262,772	5,098	(1,672)	—	266,198
Residential mortgage-backed securities (1)	300,387	1,477	(4,841)	—	297,023
Commercial mortgage-backed securities	60,897	337	(898)	—	60,336
Other asset-backed securities	61,310	95	(329)	—	61,076
Corporate and other securities	488,240	1,775	(14,563)	—	475,452
Subtotal, fixed maturity securities	1,175,413	8,782	(22,333)	—	1,161,862
Equity securities (2)	142,948	15,419	(10,356)	—	148,011
Other invested assets (5)	23,481	—	—	—	23,481
Totals	$1,341,842	$24,201	$(32,689)	$—	$1,333,354
(1)	Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 423 and 958 securities in an unrealized loss position at June 30, 2019 and December 31, 2018, respectively.
(4)	Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive (loss) income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2019
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$42,261	$42,493
Due after one year through five years	283,174	288,576
Due after five years through ten years	293,341	302,414
Due after ten years through twenty years	122,470	128,890
Due after twenty years	3,037	3,143
Asset-backed securities	405,941	412,735
Totals	$1,150,224	$1,178,251

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross realized gains
Fixed maturity securities	$479	$383	$594	$518
Equity securities	688	1,851	1,641	3,495
Gross realized losses
Fixed maturity securities	(241)	(595)	(908)	(679)
Equity securities	(443)	(50)	(1,008)	(439)
Net realized gains on investments	$483	$1,589	$319	$2,895

Table of ContentsTable of Conten

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

The following tables as of June 30, 2019 and December 31, 2018 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$299	$1	$299	$1
Obligations of states and political subdivisions	—	—	10,228	62	10,228	62
Residential mortgage-backed securities	10,715	165	89,533	841	100,248	1,006
Commercial mortgage-backed securities	1,705	14	4,813	48	6,518	62
Other asset-backed securities	10,037	46	10,681	26	20,718	72
Corporate and other securities	75,044	1,395	46,439	1,205	121,483	2,600
Subtotal, fixed maturity securities	97,501	1,620	161,993	2,183	259,494	3,803
Equity securities	14,743	695	13,312	1,380	28,055	2,075
Total temporarily impaired securities	$112,244	$2,315	$175,305	$3,563	$287,549	$5,878

	As of December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,777	$30	$1,777	$30
Obligations of states and political subdivisions	80,856	707	16,049	965	96,905	1,672
Residential mortgage-backed securities	64,101	694	138,572	4,147	202,673	4,841
Commercial mortgage-backed securities	22,652	270	13,117	628	35,769	898
Other asset-backed securities	33,866	112	23,532	217	57,398	329
Corporate and other securities	288,786	10,149	87,546	4,414	376,332	14,563
Subtotal, fixed maturity securities	490,261	11,932	280,593	10,401	770,854	22,333
Equity securities	71,439	9,955	2,072	401	73,511	10,356
Total temporarily impaired securities	$561,700	$21,887	$282,665	$10,802	$844,365	$32,689

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

Table of ContentsTable of Conten

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

The unrealized losses in the Company’s fixed income and equity portfolio as of June 30, 2019 were reviewed for potential other-than-temporary asset impairments. As a result of the analysis, the Company recognized OTTI losses of $54  and $274 during the three and six months ended June 30, 2019, respectively which consisted entirely of credit losses related to fixed maturity securities. The Company recognized no OTTI losses during the three and six months ended June 30, 2018.

Specific qualitative analysis was also performed for any additional securities appearing on the Company’s “Watch List.” Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The qualitative analysis performed by the Company concluded that outside of the securities that were recognized through OTTI, the unrealized losses recorded on the investment portfolio at June 30, 2019 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

The following table summarizes the credit loss recognized in earnings related to fixed maturity securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Credit losses on fixed maturity securities, beginning of period	$1,064	$616	$844	$892
Add: credit losses on OTTI not previously recognized	54	—	274	—
Less: credit losses on securities sold	(844)	—	(844)	(276)
Less: credit losses on securities impaired due to intent to sell	—	—	—	—
Add: credit losses on previously impaired securities	—	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—	—
Credit losses on fixed maturity securities, end of period	$274	$616	$274	$616

At June 30, 2019 and December 31, 2018, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest on fixed maturity securities	$9,717	$9,645	$20,844	$19,754
Dividends on equity securities	1,117	848	2,199	1,633
Equity in earnings of other invested assets	478	384	760	725
Interest on other assets	8	23	17	45
Total investment income	11,320	10,900	23,820	22,157
Investment expenses	746	712	1,495	1,438
Net investment income	$10,574	$10,188	$22,325	$20,719

Table of ContentsTable of Conten

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

Table of ContentsTable of Conten

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

●Obligations of states and political subdivisions:  overall credit quality, including assessments of market sectors and the level and variability of sources of payment such as general obligation, revenue or lease; credit support such as insurance, state or local economic and political base, prefunded and escrowed to maturity covenants.

●Corporate and other securities: overall credit quality, the establishment of a risk adjusted credit spread over the applicable risk-free yield curve for discounted cash flow valuations; assessments of the level of industry economic sensitivity, company financial policies, indenture restrictive covenants, and/or security and collateral.

●Residential mortgage-backed securities, U.S. agency pass-throughs, collateralized mortgage obligations (“CMOs”), non U.S. agency CMOs:  estimates of prepayment speeds based upon historical prepayment rate trends, underlying collateral interest rates, original weighted average maturity, vintage year, borrower credit quality characteristics, interest rate and yield curve forecasts, U.S. government support programs, tax policies, and delinquency/default trends.

●Commercial mortgage-backed securities:  overall credit quality, including assessments of the level and variability of credit support and collateral type such as office, retail, or lodging, predictability of cash flows for the deal structure, prevailing economic market conditions.

●Other asset-backed securities:  overall credit quality, estimates of prepayment speeds based upon historical trends and characteristics of underlying loans, including assessments of the level and variability of collateral, revenue generating agreements, area licenses agreements, product sourcing agreements and equipment and property leases.

●Federal Home Loan Bank of Boston (“FHLB-Boston”): value is equal to the cost of the member stock purchased.

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of June 30, 2019. There were no significant changes to the valuation process during the six months ended June 30, 2019. As of June 30, 2019 and December 31, 2018, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

Table of ContentsTable of Conten

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

At June 30, 2019 and December 31, 2018, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,178,251 and $1,161,862, respectively. We have no short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of June 30, 2019
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,809	$—	$1,809	$—
Obligations of states and political subdivisions	260,184	—	260,184	—
Residential mortgage-backed securities	294,144	—	294,144	—
Commercial mortgage-backed securities	79,910	—	79,910	—
Other asset-backed securities	38,680	—	38,680	—
Corporate and other securities	503,524	—	503,524	—
Equity securities	133,315	132,829	—	486
Total investment securities	$1,311,566	$132,829	$1,178,251	$486

	As of December 31, 2018
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,777	$—	$1,777	$—
Obligations of states and political subdivisions	266,198	—	266,198	—
Residential mortgage-backed securities	297,023	—	297,023	—
Commercial mortgage-backed securities	60,336	—	60,336	—
Other asset-backed securities	61,076	—	61,076	—
Corporate and other securities	475,452	—	475,452	—
Equity securities	116,173	115,493	—	680
Total investment securities	$1,278,035	$115,493	$1,161,862	$680

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2019 and 2018.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$383	$680	$680	$680
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	103	—	103	—
Sales	—	—	(297)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$486	$680	$486	$680
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the six months ended June 30, 2019 and 2018. The Company held one Level 3 security at June 30, 2019 and June 30, 2018.

As of June 30, 2019 and December 31, 2018, there were approximately $32,344 and $31,838, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is

Table of ContentsTable of Conten

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its audited financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

6.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Six Months Ended June 30,
	2019	2018
Reserves for losses and LAE at beginning of year	$584,719	$574,054
Less receivable from reinsurers related to unpaid losses and LAE	(108,398)	(83,085)
Net reserves for losses and LAE at beginning of year	476,321	490,969
Incurred losses and LAE, related to:
Current year	270,757	277,171
Prior years	(22,337)	(26,300)
Total incurred losses and LAE	248,420	250,871
Paid losses and LAE related to:
Current year	139,220	122,612
Prior years	108,626	136,014
Total paid losses and LAE	247,846	258,626
Net reserves for losses and LAE at end of period	476,895	483,214
Plus receivable from reinsurers related to unpaid losses and LAE	112,228	96,577
Reserves for losses and LAE at end of period	$589,123	$579,791

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $22,337 and $26,300 for the six months ended June 30, 2019 and 2018, respectively, and resulted from re-estimations of prior year’s ultimate loss and LAE liabilities. The decreases in prior years reserves during the six months ended June 30, 2019 and 2018, are primarily composed of reductions in our retained automobile, retained homeowners and retained other lines reserves.

The Company's automobile lines of business reserves decreased for the six months ended June 30, 2019 and 2018, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

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

Table of ContentsTable of Conten

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of June 30, 2019, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at June 30, 2019 and December 31, 2018. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at June 30, 2019 and 2018.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities. At June 30, 2019, the Company has the ability to borrow $279,461 using eligible invested assets that would be used as collateral. The Company has no amounts outstanding from the FHLB-Boston at June 30, 2019 and at December 31, 2018.

9. Income Taxes

Federal income tax expense for the six months ended June 30, 2019 and 2018 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. The effective rate in 2019 was lower than the statutory rate primarily due to effects of tax-exempt investment income and the impact of stock-based compensation.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the six months ended June 30, 2019, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

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

Table of ContentsTable of Conten

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

10. Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares. As of June 30, 2019, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

No share purchases were made by the Company under the program during the six months ended June 30, 2019 and 2018. As of June 30, 2019, the Company has purchased 2,279,570 shares at a cost of $83,835.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$1,154	$2,308

Table of ContentsTable of Conten

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Other information related to leases was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,256	$2,512
Weighted average remaining lease term
Operating leases		9.02 Years
Weighted average discount rate
Operating leases		3.45%

Maturities of lease liabilities were as follows:

Operating Leases
2019	$2,467
2020	4,776
2021	4,568
2022	4,152
2023	3,984
Thereafter	20,132
Total lease payments	40,079
Less imputed interest	(3,963)
Total	$36,116

12. Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred that require recognition or disclosure.

Table of ContentsTable of Conten

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

Table of ContentsTable of Conten

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. The table below shows the amount of direct written premiums written in each state during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
Direct Written Premiums	2019	2018	2019	2018
Massachusetts	$225,249	$225,556	$421,610	$423,189
New Hampshire	8,073	7,378	14,910	13,403
Maine	273	116	462	191
Total	$233,595	$233,050	$436,982	$436,783

Recent Trends and Events

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2019 and 2018.

Line of Business	Effective Date	Rate Change
Massachusetts Private Passenger Automobile	September 1, 2019	1.9%
Massachusetts Commercial Automobile	June 1, 2019	3.1%
New Hampshire Commercial Automobile	March 1, 2019	1.8%
New Hampshire Homeowner	December 1, 2018	2.3%
New Hampshire Private Passenger Automobile	December 1, 2018	2.0%
Massachusetts Homeowner	November 1, 2018	2.6%
Massachusetts Private Passenger Automobile	September 1, 2018	2.3%
Massachusetts Commercial Automobile	June 1, 2018	3.7%
New Hampshire Commercial Automobile	March 1, 2018	4.6%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
GAAP ratios:
Loss ratio	62.3%	58.3%	63.5%	65.0%
Expense ratio	31.0	31.7	31.0	31.7
Combined ratio	93.3%	90.0%	94.5%	96.7%

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

Table of ContentsTable of Conten

The 2018 Plan establishes an initial pool of 350,000 shares of common stock available for issuance to our employees and other eligible participants.

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At June 30, 2019, there were 293,031 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the six months ended June 30, 2019 is as follows:

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

Table of ContentsTable of Conten

of $10,000. We also have various reinsurance agreements with Hartford Steam Boiler Inspection and Insurance Company, of which the primary contract is a quota share agreement under which we cede 100% of the premiums and losses for the equipment breakdown coverage under our business owner policies and commercial package policies.

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2019, the FAIR Plan purchased $2,000,000 of catastrophe reinsurance for property losses with retention of $100,000.

At June 30, 2019, we also had $142,226 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

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

Non-GAAP operating income and non-GAAP operating income per diluted share consist of our GAAP net income adjusted by the net realized gains, net impairment losses on investments, changes in net unrealized gains on equity securities and taxes related thereto. Net income and earnings per diluted share are the GAAP financial measures that are most directly comparable to non-GAAP operating income and non-GAAP operating income per diluted share, respectively. A reconciliation of the GAAP financial measures to these non-GAAP measures is included in the financial highlights below.

Table of ContentsTable of Conten

Results of Operations

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Direct written premiums	$233,595	$233,050	$436,982	$436,783
Net written premiums	$217,285	$215,515	$407,223	$405,528
Net earned premiums	$196,426	$194,125	$390,917	$386,158
Net investment income	10,574	10,188	22,325	20,719
Earnings from partnership investments	735	487	1,570	5,351
Net realized gains on investments	483	1,589	319	2,895
Change in net unrealized gains on equity investments	3,754	(2,711)	15,555	(6,193)
Net impairment losses on investments	(54)	—	(274)	—
Finance and other service income	4,084	4,292	8,169	8,759
Total revenue	216,002	207,970	438,581	417,689
Loss and loss adjustment expenses	122,393	113,227	248,420	250,871
Underwriting, operating and related expenses	60,908	61,573	121,342	122,429
Interest expense	23	23	45	45
Total expenses	183,324	174,823	369,807	373,345
Income before income taxes	32,678	33,147	68,774	44,344
Income tax expense	6,744	6,331	12,894	8,403
Net income	$25,934	$26,816	$55,880	$35,941
Earnings per weighted average common share:
Basic	$1.70	$1.77	$3.66	$2.37
Diluted	$1.68	$1.75	$3.63	$2.35
Cash dividends paid per common share	$0.80	$0.80	$1.60	$1.60

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$25,934	$26,816	$55,880	$35,941
Exclusions from net income:
Net realized gains on investments	(483)	(1,589)	(319)	(2,895)
Change in net unrealized gains on equity investments	(3,754)	2,711	(15,555)	6,193
Net impairment losses on investments	54	-	274	-
Income tax expense (benefit) on exclusions from net income	878	(236)	3,276	(693)
Non-GAAP Operating income	$22,629	$27,702	$43,556	$38,546

Net income per diluted share	$1.68	$1.75	$3.63	$2.35
Exclusions from net income:
Net realized gains on investments	(0.03)	(0.10)	(0.02)	(0.19)
Change in net unrealized gains on equity investments	(0.24)	0.18	(1.01)	0.41
Net impairment losses on investments	-	-	0.02	-
Income tax expense (benefit) on exclusions from net income	0.06	(0.02)	0.21	(0.05)
Non-GAAP Operating income per diluted share	$1.47	$1.81	$2.83	$2.52

Direct Written Premiums. Direct written premiums for the three months ended June 30, 2019 increased by $545, or 0.2%, to $233,595 from $233,050 for the comparable 2018 period. Direct written premiums for the six months ended June 30, 2019 increased by $199 to $436,982 from $436,783 for the comparable 2018 period. The 2019 increase occurred in our commercial passenger automobile and homeowners lines of business.

Net Written Premiums. Net written premiums for the three months ended June 30, 2019 increased by $1,770, or 0.8%, to $217,285 from $215,515 for the comparable 2018 period. Net written premiums for the six months ended June 30, 2019 increased by $1,695, or 0.4%, to $407,223 from $405,528 for the comparable 2018 period.

Net Earned Premiums.  Net earned premiums for the three months ended June 30, 2019 increased by $2,301, or 1.2%, to $196,426 from $194,125 for the comparable 2018 period. Net earned premiums for the six months ended June 30, 2019 increased by $4,759, or 1.2%, to $390,917 from $386,158 for the comparable 2018 period.

Table of ContentsTable of Conten

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Written Premiums
Direct	$233,595	$233,050	$436,982	$436,783
Assumed	8,175	8,297	16,420	16,245
Ceded	(24,485)	(25,832)	(46,179)	(47,500)
Net written premiums	$217,285	$215,515	$407,223	$405,528

Earned Premiums
Direct	$210,334	$208,297	$417,642	$412,116
Assumed	8,213	7,880	17,528	16,767
Ceded	(22,121)	(22,052)	(44,253)	(42,725)
Net earned premiums	$196,426	$194,125	$390,917	$386,158

Net Investment Income.  Net investment income for the three months ended June 30, 2019 increased by $386, or 3.8%, to $10,574 from $10,188 for the comparable 2018 period. Net investment income for the six months ended June 30, 2019 increased by $1,606, or 7.8%, to $22,325 from $20,719 for the comparable 2018 period. The increase is a result of an increase in the average invested asset balance and improved investment income yields compared to the prior period. Net effective annualized yield on the investment portfolio was 3.2% for the three months ended June 30, 2019 and June 30, 2018. Net effective annualized yield on the investment portfolio was 3.3% for the six months ended June 30, 2019 compared to 3.2% for the six months ended June 30, 2018. The investment portfolio’s duration on fixed maturities was 3.0 years at June 30, 2019 compared to 3.6 years at December 31, 2018.

Earnings from Partnership Investments. Earnings from partnership investments was $735 for the three months ended June 30, 2019 compared to $487 for the comparable 2018 period. Earnings from partnership investments was $1,570 for the six months ended June 30, 2019 compared to $5,351 for the comparable 2018 period. The 2018 earnings reflects an increase in investment appreciation and cash proceeds received as return on capital.

Net Realized Gains on Investments.  Net realized gains on investments was $483 for the three months ended June 30, 2019 compared to net realized gains of $1,589 for the comparable 2018 period. Net realized gains on investments was $319 for the six months ended June 30, 2019 compared to net realized gains of $2,895 for the comparable 2018 period.

Table of ContentsTable of Conten

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of June 30, 2019
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,805	$5	$(1)	$—	$1,809
Obligations of states and political subdivisions	249,579	10,667	(62)	—	260,184
Residential mortgage-backed securities (1)	290,588	4,562	(1,006)	—	294,144
Commercial mortgage-backed securities	76,821	3,151	(62)	—	79,910
Other asset-backed securities	38,532	220	(72)	—	38,680
Corporate and other securities	492,899	13,225	(2,600)	—	503,524
Subtotal, fixed maturity securities	1,150,224	31,830	(3,803)	—	1,178,251
Equity securities (2)	145,041	22,693	(2,075)	—	165,659
Other invested assets (5)	30,124	—	—	—	30,124
Totals	$1,325,389	$54,523	$(5,878)	$—	$1,374,034
(1)Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.

(3)Our investment portfolio included 423 securities in an unrealized loss position at June 30, 2019.
(4)Amounts in this column represent other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of June 30, 2019
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$295,954	25.1%
Aaa/Aa	290,408	24.6
A	217,073	18.4
Baa	192,247	16.3
Ba	65,780	5.6
B	86,718	7.4
Caa/Ca	5,244	0.4
Not rated	24,827	2.2
Total	$1,178,251	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of June 30, 2019, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

Table of ContentsTable of Conten

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2019.

	As of June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$299	$1	$299	$1
Obligations of states and political subdivisions	—	—	10,228	62	10,228	62
Residential mortgage-backed securities	10,715	165	89,533	841	100,248	1,006
Commercial mortgage-backed securities	1,705	14	4,813	48	6,518	62
Other asset-backed securities	10,037	46	10,681	26	20,718	72
Corporate and other securities	75,044	1,395	46,439	1,205	121,483	2,600
Subtotal, fixed maturity securities	97,501	1,620	161,993	2,183	259,494	3,803
Equity securities	14,743	695	13,312	1,380	28,055	2,075
Total temporarily impaired securities	$112,244	$2,315	$175,305	$3,563	$287,549	$5,878

The unrealized losses in the Company’s fixed income and equity portfolio as of June 30, 2019 were reviewed for potential other-than-temporary asset impairments. The Company held one debt security at June 30, 2019 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment assessment. The Company recognized OTTI losses of $54 and $274 during the three and six months ended June 30, 2019, respectively which consisted entirely of credit losses related to fixed maturity securities. The Company recognized no OTTI losses during the three and six months ended June 30, 2018.

Specific qualitative analysis was also performed for securities appearing on our “Watch List.”  Qualitative analysis considered such factors as the financial condition and the near term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency and the historical volatility of the fair value of the security.

The majority of unrealized losses recorded on the investment portfolio at June 30, 2019 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Net Impairment Losses on Investments. Net impairment losses on investments was $54 for the three months ended June 30, 2019 and $274 for the six months ended June 30, 2019. The Company recognized no OTTI loss during the three and six months ended June 30, 2018.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended June 30, 2019 decreased by $208, or 4.8%, to $4,084 from $4,292 for the comparable 2018 period. Finance and other service income for the six months ended June 30, 2019 decreased by $590, or 6.7%, to $8,169 from $8,759 for the comparable 2018 period.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses incurred for the three months ended June 30, 2019 increased by $9,166, or 8.1%, to $122,393 from $113,227 for the comparable 2018 period. Loss and loss adjustment expenses incurred for the six months ended June 30, 2019 decreased by $2,451, or 1.0%, to $248,420 from $250,871 for the comparable 2018 period.

Table of ContentsTable of Conten

Our GAAP loss ratio for the three months ended June 30, 2019 increased to 62.3% from 58.3% for the comparable 2018 period.  Our GAAP loss ratio for the six months ended June 30, 2019 decreased to 63.5% from 65.0% for the comparable 2018 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended June 30, 2019 was 53.4% compared to 51.1% for the comparable 2018 period. Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2019 was 54.9% compared to 57.2% for the comparable 2018 period. Total prior year favorable development included in the pre-tax results for the three months ended June 30, 2019 was $10,357 compared to $12,149 for the comparable 2018 period. Total prior year favorable development included in the pre-tax results for the six months ended June 30, 2019 was $22,337 compared to $26,300 for the comparable 2018 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended June 30, 2019 decreased by $665, or 1.1%, to $60,908 from $61,573 for the comparable 2018 period. Underwriting, operating and related expenses for the six months ended June 30, 2019 decreased by $1,087, or 0.9%, to $121,342 from $122,429 for the comparable 2018 period. Our GAAP expense ratio for the three months ended June 30, 2019 decreased to 31.0% from 31.7% for the comparable 2018 period. Our GAAP expense ratio for the six months ended June 30, 2019 decreased to 31.0% from 31.7% for the comparable 2018 period.

Interest Expense.  Interest expense was $23 for the three months ended June 30, 2019 and 2018. Interest expense was $45 for the six months ended June 30, 2019 and 2018. The credit facility commitment fee included in interest expense was $37 for the six months ended June 30, 2019 and 2018.

Income Tax Expense.  Our effective tax rate was 20.6% and 19.1% for the three months ended June 30, 2019 and 2018, respectively. Our effective tax rate was 18.7% and 18.9% for the six months ended June 30, 2019 and 2018, respectively. The effective tax rates for the quarter and year ended June 30, 2019 were lower than the statutory rate primarily due to the effects of tax-exempt investment income and the impact of stock-based compensation. The effective tax rates for the quarter and year ended June 30, 2018 were lower than the statutory rate primarily due to the effects of tax-exempt investment income.

Net Income.   Net income for the three months ended June 30, 2019 was $25,934 compared to net income of $26,816 for the comparable 2018 period. Net income for the six months ended June 30, 2019 was $55,880 compared to net income of $35,941 for the comparable 2018 period.

Non-GAAP Operating Income. Non-GAAP operating income as defined above was $22,629 for the three months ended June 30, 2019 compared to $27,702 for the comparable 2018 period. Non-GAAP operating income was $43,556 for the six months ended June 30, 2019 compared to $38,546 for the comparable 2018 period.

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

Net cash provided by operating activities was $13,417 and $24,232 during the six months ended 2019 and 2018, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Positive operating cash flows are expected to continue in the future to meet our liquidity requirements.

Table of ContentsTable of Conten

Net cash provided by investing activities was $12,150 during the six months ended June 30, 2019 compared to net cash used for investing activities of $22,700 during the six months ended June 30, 2018. Fixed maturities, equity securities, and other invested assets purchased were $99,463 for the six months ended June 30, 2019 compared to $180,547 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $113,940 during the six months ended June 30, 2019 compared to $158,902 for the comparable prior year period.

Net cash used for financing activities was $25,181 and $24,518 during the six months ended June 30, 2019 and 2018, respectively. Net cash used for financing activities is comprised of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end December 31, 2018, the statutory surplus of Safety Insurance was $646,820, and its statutory net income for 2018 was $86,734. As a result, a maximum of $86,734 is available in 2019 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $560,086 at December 31, 2018. During the six months ended June 30, 2019, Safety Insurance paid dividends to Safety of $22,284.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Table of ContentsTable of Conten

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2019 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2019	March 1, 2019	March 15, 2019	$0.80	$12,300
May 1, 2019	June 3, 2019	June 14, 2019	$0.80	$12,371

On July 31, 2019, our Board approved and declared an increase in the quarterly cash dividend from $0.80 to $0.90 per share which will be paid on September 13, 2019 to shareholders of record on September 3, 2019. We plan to continue to declare and pay quarterly cash dividends in 2019, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares. As of June 30, 2019, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of June 30, 2019 and December 31, 2018, the Company had purchased 2,279,570 shares of common stock at a cost of $83,835.

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

Table of ContentsTable of Conten

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

Management determines our loss and LAE reserves estimate based upon the analysis of our actuaries. A reasonable estimate is derived by selecting a point estimate within a range of indications as calculated by our actuaries using generally accepted actuarial techniques. The key assumption in most actuarial analysis is that past patterns of frequency and severity will repeat in the future, unless a significant change in the factors described above takes place. Our key factors and resulting assumptions are the ultimate frequency and severity of claims, based upon the most recent ten years of claims reported to the Company, and the data CAR reports to us to calculate our share of the residual market, as of the date of the applicable balance sheet. For each accident year and each coverage within a line of business our actuaries calculate the ultimate losses incurred. Our total reserves are the difference between the ultimate losses incurred and the cumulative loss and loss adjustment payments made to date. Our IBNR reserves are calculated as the difference between our total reserves and the outstanding case reserves at the end of the accounting period. To determine ultimate losses, our actuaries calculate a range of indications and select a point estimation using such actuarial techniques as:

●	Paid Loss Indications: This method projects ultimate loss estimates based upon extrapolations of historic paid loss trends. This method tends to be used on short tail lines such as automobile physical damage.

Table of ContentsTable of Conten

●	Incurred Loss Indications: This method projects ultimate loss estimates based upon extrapolations of historic incurred loss trends. This method tends to be used on long tail lines of business such as automobile liability and homeowner’s liability.
●	Bornhuetter-Ferguson Indications: This method projects ultimate loss estimates based upon extrapolations of an expected amount of IBNR, which is added to current incurred losses or paid losses. This method tends to be used on small, immature, or volatile lines of business, such as our BOP and umbrella lines of business.
●	Bodily Injury Code Indications: This method projects ultimate loss estimates for our private passenger and commercial automobile bodily injury coverage based upon extrapolations of the historic number of accidents and the historic number of bodily injury claims per accident. Projected ultimate bodily injury claims are then segregated into expected claims by type of injury (e.g. soft tissue injury vs. hard tissue injury) based on past experience. An ultimate severity, or average paid loss amounts, is estimated based upon extrapolating historic trends. Projected ultimate loss estimates using this method are the aggregate of estimated losses by injury type.

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $441,591 to $498,166 as of June 30, 2019. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $476,895 as of June 30, 2019.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2019.

	As of June 30, 2019
Line of Business	Low	Recorded	High
Private passenger automobile	$197,061	$207,163	$211,671
Commercial automobile	97,372	103,637	109,731
Homeowners	76,782	85,206	89,712
All other	70,376	80,889	87,052
Total	$441,591	$476,895	$498,166

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of June 30, 2019.

	As of June 30, 2019
Line of Business	Case	IBNR	Total
Private passenger automobile	$251,271	$(44,141)	$207,130
CAR assumed private passenger auto	-	33	33
Commercial automobile	59,140	9,332	68,472
CAR assumed commercial automobile	18,058	17,107	35,165
Homeowners	73,167	1,786	74,953
FAIR Plan assumed homeowners	4,138	6,115	10,253
All other	47,059	33,830	80,889
Total net reserves for losses and LAE	$452,833	$24,062	$476,895

At June 30, 2019, our total IBNR reserves for our private passenger automobile line of business was comprised of ($65,088) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $20,947 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 48.6% of our total reserves for CAR assumed commercial automobile business as of June 30, 2019, due to the reporting delays in the information we receive from

Table of ContentsTable of Conten

CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 59.6% of our total reserves for FAIR Plan assumed homeowners at June 30, 2019, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of June 30, 2019.

	As of June 30, 2019
Line of Business	Retained	Assumed	Net
Private passenger automobile	$207,130
CAR assumed private passenger automobile		$33
Net private passenger automobile			$207,163
Commercial automobile	68,472
CAR assumed commercial automobile		35,165
Net commercial automobile			103,637
Homeowners	74,953
FAIR Plan assumed homeowners		10,253
Net homeowners			85,206
All other	80,889	—	80,889
Total net reserves for losses and LAE	$431,444	$45,451	$476,895

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the six months ended June 30, 2019, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $3,909. Each 1 percentage-point change in the loss and loss expense ratio would have had a $3,088 effect on net income, or $0.20 per diluted share.

Table of ContentsTable of Conten

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the six months ended June 30, 2019. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,143)	$(2,071)	$—
Estimated increase in net income	3,273	1,636	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,071)	—	2,071
Estimated increase (decrease) in net income	1,636	—	(1,636)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,071	4,143
Estimated decrease in net income	—	(1,636)	(3,273)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,369)	(685)	—
Estimated increase in net income	1,082	541	—
No Change in Severity
Estimated (decrease) increase in reserves	(685)	—	685
Estimated increase (decrease) in net income	541	—	(541)
+1 Percent Change in Severity
Estimated increase in reserves	—	685	1,369
Estimated decrease in net income	—	(541)	(1,082)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,499)	(750)	—
Estimated increase in net income	1,184	593	—
No Change in Severity
Estimated (decrease) increase in reserves	(750)	—	750
Estimated increase (decrease) in net income	593	—	(593)
+1 Percent Change in Severity
Estimated increase in reserves	—	750	1,499
Estimated decrease in net income	—	(593)	(1,184)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,618)	(809)	—
Estimated increase in net income	1,278	639	—
No Change in Severity
Estimated (decrease) increase in reserves	(809)	—	809
Estimated increase (decrease) in net income	639	—	(639)
+1 Percent Change in Severity
Estimated increase in reserves	—	809	1,618
Estimated decrease in net income	—	(639)	(1,278)

Our estimated share of CAR loss and LAE reserves is based on assumptions about our Participation Ratio, the size of CAR, and the resulting deficit (similar assumptions apply with respect to the FAIR Plan).  Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate

Table of ContentsTable of Conten

basis for establishing our CAR reserves. Each of our assumptions could have a reasonably possible range of plus or minus 5 percentage-points for each estimation.

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2019. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$—	$—
Estimated increase (decrease) in net income	—	—
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(352)	352
Estimated increase (decrease) in net income	278	(278)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(103)	103
Estimated increase (decrease) in net income	81	(81)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $22,337 and $26,300 during the six months ended June 30, 2019 and 2018, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2019 and 2018. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Six Months Ended June 30,
Accident Year	2019	2018
2009 & prior	$(327)	$(1,164)
2010	(168)	(1,208)
2011	(339)	(1,713)
2012	(711)	(2,261)
2013	(1,613)	(2,617)
2014	(2,585)	(3,555)
2015	(1,930)	(3,232)
2016	(6,093)	(7,587)
2017	(7,742)	(2,963)
2018	(829)	—
All prior years	$(22,337)	$(26,300)

The decreases in prior years’ reserves during the six months ended June 30, 2019 and 2018 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2019 decrease is composed of reductions of $11,276 in our retained private passenger automobile reserves, $1,274 in our retained commercial automobile reserves, $7,098 in our retained homeowners reserves and $2,100 in our retained other lines reserves. The 2018 decrease is primarily composed of reductions of $14,752 in our retained private passenger automobile reserves, $2,080 in our retained commercial automobile reserves, $5,858 in our retained homeowners reserves and $2,851 in our retained other lines reserves.

Table of ContentsTable of Conten

The following table presents information by line of business for prior year development of our net reserves for losses June 30, 2019.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2009 & prior	$(44)	$—	$(2)	$(281)	$(327)
2010	(26)	(2)	1	(141)	(168)
2011	(53)	17	(1)	(302)	(339)
2012	(632)	53	64	(196)	(711)
2013	(737)	(70)	(361)	(445)	(1,613)
2014	(1,286)	(699)	(502)	(98)	(2,585)
2015	(2,182)	365	(48)	(65)	(1,930)
2016	(3,293)	(183)	(2,190)	(427)	(6,093)
2017	(2,957)	(404)	(4,229)	(152)	(7,742)
2018	(66)	(545)	(225)	7	(829)
All prior years	$(11,276)	$(1,468)	$(7,493)	$(2,100)	$(22,337)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the six months ended June 30, 2019 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2009 & prior	$(44)	$—	$(2)	$(281)	$(327)
2010	(26)	(2)	1	(141)	(168)
2011	(53)	17	(1)	(302)	(339)
2012	(632)	1	64	(196)	(763)
2013	(737)	(160)	(361)	(445)	(1,703)
2014	(1,286)	(670)	(502)	(98)	(2,556)
2015	(2,182)	448	(6)	(65)	(1,805)
2016	(3,293)	(336)	(2,004)	(427)	(6,060)
2017	(2,957)	(455)	(4,088)	(152)	(7,652)
2018	(66)	(117)	(199)	7	(375)
All prior years	$(11,276)	$(1,274)	$(7,098)	$(2,100)	$(21,748)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the six months ended June 30, 2019.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2009 & prior	$—	$—	$—	$—
2010	—	—	—	—
2011	—	—	—	—
2012	—	52	—	52
2013	—	90	—	90
2014	—	(29)	—	(29)
2015	—	(83)	(42)	(125)
2016	—	153	(186)	(33)
2017	—	51	(141)	(90)
2018	—	(428)	(26)	(454)
All prior years	$—	$(194)	$(395)	$(589)

The improved private passenger and commercial automobile results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property

Table of ContentsTable of Conten

damage case reserves. Our retained other than auto and homeowners lines of business prior year reserves decreased, due primarily to fewer IBNR claims than previously estimated.

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

For further information, see “Results of Operations: Net Impairment Losses on Investments.”

Forward-Looking Statements

Forward-looking statements might include one or more of the following, among others:

●	Projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;
●	Descriptions of plans or objectives of management for future operations, products or services;
●	Forecasts of future economic performance, liquidity, need for funding and income;
●	Descriptions of assumptions underlying or relating to any of the foregoing; and
●	Future performance of credit markets.

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

Table of ContentsTable of Conten

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

Table of ContentsTable of Conten

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2019
Estimated fair value	$1,216,552	$1,178,251	$1,136,326
Estimated increase (decrease) in fair value	$38,301	$—	$(41,925)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At June 30, 2019, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2019, assuming that all of such debt is outstanding for the entire year.

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

Item 4.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are adequate and effective and ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded,

Table of ContentsTable of Conten

processed, summarized and reported within the time periods specified in the SEC’s rules and that information required to be disclosed in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of ContentsTable of Conten

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of June 30, 2019, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No share repurchases were made by the Company during the six months ended June 30, 2019.

Item 3.   Defaults upon Senior Securities - None.

Item 4.   Mine Safety Disclosures — None.

Item 5.  Other Information - None.

Item 6.  Exhibits - The exhibits are contained herein as listed in the Exhibit Index.

Table of ContentsTable of Conten

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description

11.0	Statement re: Computation of Per Share Earnings (1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

101.INS	Inline XBRL Instance Document(2)

101.SCH	Inline XBRL Taxonomy Extension Schema(2)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase(2)
(1)Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, earnings per Weighted Average Common Share.
(2)	Included herein.

Table of ContentsTable of Conten

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2019	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer