Form 10-Q
period 2019-09-30
SAFETY INSURANCE GROUP INC
filed 2019-11-01
CIK 1172052

the

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ◻  No ☒

As of October 30, 2019 there were 15,383,540 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,172,117 and $1,175,413)	$1,207,829	$1,161,862
Equity securities, at fair value (cost: $146,829 and $142,948)	167,061	148,011
Other invested assets	34,206	23,481
Total investments	1,409,096	1,333,354
Cash and cash equivalents	47,482	37,582
Accounts receivable, net of allowance for doubtful accounts	209,906	190,062
Receivable for securities sold	702	1,039
Accrued investment income	9,475	8,420
Taxes recoverable	1,454	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	33,209	13,691
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	117,884	108,398
Ceded unearned premiums	35,105	33,974
Deferred policy acquisition costs	78,344	73,355
Deferred income taxes	—	8,749
Equity and deposits in pools	33,231	28,094
Operating lease right-of-use-assets	35,758	—
Other assets	22,155	19,522
Total assets	$2,033,801	$1,856,240

Liabilities
Loss and loss adjustment expense reserves	$601,459	$584,719
Unearned premium reserves	466,003	435,380
Accounts payable and accrued liabilities	61,515	71,896
Payable for securities purchased	6,145	5,156
Payable to reinsurers	33,101	12,220
Deferred income taxes	2,726	—
Taxes payable	—	6,090
Operating lease liabilities	35,758	—
Other liabilities	35,017	22,135
Total liabilities	1,241,724	1,137,596

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,663,364 and 17,566,180 shares issued	177	176
Additional paid-in capital	200,836	196,292
Accumulated other comprehensive income (loss), net of taxes	28,212	(10,706)
Retained earnings	646,687	616,717
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	792,077	718,644
Total liabilities and shareholders’ equity	$2,033,801	$1,856,240

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net earned premiums	$198,410	$196,968	$589,327	$583,126
Net investment income	11,947	11,120	34,272	31,839
(Losses) earnings from partnership investments	(139)	1,188	1,431	6,539
Net realized gains on investments	1,194	53	1,513	2,948
Change in net unrealized gains on equity investments	(387)	2,444	15,168	(3,749)
Net impairment losses on investments (a)	(123)	(228)	(397)	(228)
Finance and other service income	4,371	4,362	12,540	13,121
Total revenue	215,273	215,907	653,854	633,596

Losses and loss adjustment expenses	134,966	116,693	383,386	367,564
Underwriting, operating and related expenses	60,845	62,496	182,187	184,925
Interest expense	22	22	67	67
Total expenses	195,833	179,211	565,640	552,556

Income before income taxes	19,440	36,696	88,214	81,040
Income tax expense	3,821	7,788	16,715	16,191
Net income	$15,619	$28,908	$71,499	$64,849

Earnings per weighted average common share:
Basic	$1.02	$1.90	$4.68	$4.28
Diluted	$1.01	$1.88	$4.64	$4.24

Cash dividends paid per common share	$0.90	$0.80	$2.50	$2.40

Number of shares used in computing earnings per share:
Basic	15,220,902	15,091,754	15,194,469	15,076,214
Diluted	15,360,908	15,250,332	15,337,331	15,217,927

(a) No portion of the other-than-temporary impairments recognized in the period indicated were included in Other Comprehensive Income.

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$15,619	$28,908	$71,499	$64,849

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period, net of income tax expense (benefit) of $1,864, ($704), $10,663 and ($5,053).	7,014	(2,647)	40,113	(19,010)
Reclassification adjustment for net realized gains on investments included in net income, net of income tax expense of ($251), ($11), ($318) and ($619).	(943)	(42)	(1,195)	(2,329)
Other comprehensive income (loss), net of tax:	6,071	(2,689)	38,918	(21,339)

Comprehensive income	$21,690	$26,219	$110,417	$43,510

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2017	$175	$189,714	$24,269	$570,693	$(83,835)	$701,016
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018			(16,895)	16,895		—
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018			4,736	(4,736)		—
Net income, January 1 to March 31, 2018				9,125		9,125
Unrealized losses on securities available for sale, net of deferred federal income taxes			(13,785)			(13,785)
Restricted share awards issued	1	375				376
Recognition of employee share-based compensation, net of deferred federal income taxes		1,239				1,239
Dividends paid and accrued				(12,326)		(12,326)
Balance at March 31, 2018	176	191,328	(1,675)	579,651	(83,835)	685,645
Net income, April 1 to June 30, 2018				26,816		26,816
Unrealized losses on securities available for sale, net of deferred federal income taxes			(4,865)			(4,865)
Recognition of employee share-based compensation, net of deferred federal income taxes		1,167				1,167
Dividends paid and accrued				(12,295)		(12,295)
Balance at June 30, 2018	176	192,495	(6,540)	594,172	(83,835)	696,468
Net income, July 1 to September 30, 2018				28,908		28,908
Unrealized losses on securities available for sale, net of deferred federal income taxes			(2,689)			(2,689)
Recognition of employee share-based compensation, net of deferred federal income taxes		1,496				1,496
Dividends paid and accrued				(12,312)		(12,312)
Balance at September 30, 2018	$176	$193,991	$(9,229)	$610,768	$(83,835)	$711,871

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	(Loss) Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2018	$176	$196,292	$(10,706)	$616,717	$(83,835)	$718,644
Cumulative effect of adoption of updated accounting guidance for callable debt securities at January 1, 2019				(3,004)		(3,004)
Net income, January 1 to March 31, 2019				29,946		29,946
Unrealized gains on securities available for sale, net of deferred federal income taxes			20,053			20,053
Restricted share awards issued	1	462				463
Recognition of employee share-based compensation, net of deferred federal income taxes		1,260				1,260
Dividends paid and accrued				(12,300)		(12,300)
Balance at March 31, 2019	177	198,014	9,347	631,359	(83,835)	755,062
Net income, April 1 to June 30, 2019				25,934		25,934
Unrealized gains on securities available for sale, net of deferred federal income taxes			12,794			12,794
Recognition of employee share-based compensation, net of deferred federal income taxes		1,630				1,630
Dividends paid and accrued				(12,371)		(12,371)
Balance at June 30, 2019	177	199,644	22,141	644,922	(83,835)	783,049
Net income, July 1 to September 30, 2019				15,619		15,619
Unrealized gains on securities available for sale, net of deferred federal income taxes			6,071			6,071
Recognition of employee share-based compensation, net of deferred federal income taxes		1,192				1,192
Dividends paid and accrued				(13,854)		(13,854)
Balance at September 30, 2019	$177	$200,836	$28,212	$646,687	$(83,835)	$792,077

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$71,499	$64,849
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	3,603	3,943
Fixed Asset depreciation, net	3,854	3,839
Stock based compensation	4,545	4,277
Provision (credit) for deferred income taxes	1,129	(668)
Net realized gains on investments	(1,513)	(2,948)
Net impairment losses on investments	397	228
Earnings from partnership investments	(1,004)	(3,254)
Change in net unrealized gains on equity investments	(15,168)	3,749
Changes in assets and liabilities:
Accounts receivable	(19,844)	(18,821)
Accrued investment income	(1,055)	(261)
Receivable from reinsurers	(29,004)	(17,044)
Ceded unearned premiums	(1,131)	(2,239)
Deferred policy acquisition costs	(4,989)	(5,331)
Taxes recoverable	(1,454)	738
Other assets	(5,268)	(610)
Loss and loss adjustment expense reserves	16,740	8,903
Unearned premium reserves	30,623	32,148
Taxes payable	(6,090)	—
Accounts payable and accrued liabilities	(9,982)	(3,110)
Payable to reinsurers	20,881	20,013
Other liabilities	12,882	1,996
Net cash provided by operating activities	69,651	90,397

Cash flows from investing activities:
Fixed maturities purchased	(148,624)	(236,117)
Equity securities purchased	(18,330)	(61,573)
Other invested assets purchased	(10,206)	(3,333)
Proceeds from sales and paydowns of fixed maturities	114,376	197,147
Proceeds from maturities, redemptions, and calls of fixed maturities	31,276	51,155
Proceed from sales of equity securities	16,349	15,299
Proceeds from other invested assets redeemed	687	3,814
Fixed assets purchased	(6,355)	(10,513)
Net cash used for investing activities	(20,827)	(44,121)

Cash flows from financing activities:
Dividends paid to shareholders	(38,924)	(36,667)
Net cash used for financing activities	(38,924)	(36,667)

Net increase in cash and cash equivalents	9,900	9,609
Cash and cash equivalents at beginning of year	37,582	41,708
Cash and cash equivalents at end of period	$47,482	$51,317

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

The financial information for the three and nine months ended September 30, 2019 and 2018 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2018 is derived from the audited financial statements included in the Company's 2018 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which amends the guidance for the impairment of financial instruments and is expected to result in more timely recognition of impairment losses. The update introduces an impairment model referred to as the current expected credit loss (“CECL”) model. The impairment model is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of the current guidance by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are SEC filers, the amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact of ASU 2016-13 on its financial position and results of operations with regards to potential credit losses on its Available For Sale investment portfolio and reinsurance recoverables. The extent of the increase of credit losses will depend upon the nature and characteristics of the Company’s portfolio at the adoption date and the macroeconomic conditions and forecasts at the date, however, the impact of adoption is not expected to be material to the Company.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In 2018, the FASB issued two additional updates, ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, both of which have the same effective date and transition requirements as ASU 2016-02. ASU 2018-10 makes sixteen technical corrections to alleviate unintended consequences from applying the new standard and does not make any substantive changes to the core provisions or principals of the new standard. ASU 2019-11 creates an additional transition method which allows companies to elect to not adjust their comparative period financial information and disclosures for the effects of the new lease standard and also creates a practical expedient for lessors to not separate lease and non-lease components. The Company adopted ASU 2016-02, ASU 2018-10 and ASU 2018-11 effective January 1, 2019 (“the application date”) using the required modified retrospective transition approach. In accordance with the guidance, the Company has elected not to adjust comparative periods. As such, Accounting Standards Codification (“ASC”) 842 will be applied to each lease that had commenced as of the application date with a cumulative effect adjustment as of that date. As of January 1, 2019, a right of use asset and lease liability of $35,984 were recorded in the Consolidated Balance Sheets. All periods prior to the application date presented in the financial statements will not change and the guidance in ASC 840, Leases, will apply. There was no impact on retained earnings or other components of equity in the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

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

In May 2014, the FASB issued as final, ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes virtually all existing revenue recognition guidance under GAAP. The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. ASU 2014-09 allows for the use of either the retrospective or modified retrospective approach of adoption. The Company adopted the

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

updated guidance effective January 1, 2018 using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

3. Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted earnings per share amounts are based on the weighted average number of common shares including non-vested performance stock grants.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$15,619	$28,908	$71,499	$64,849
Allocation of income for participating shares	(80)	(170)	(378)	(389)
Net income from continuing operations attributed to common shareholders	$15,539	$28,738	$71,121	$64,460
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	15,299,689	15,181,196	15,275,322	15,167,153
Less: weighted average participating shares	(78,787)	(89,442)	(80,853)	(90,939)
Basic earnings per share denominator	15,220,902	15,091,754	15,194,469	15,076,214
Common equivalent shares- non-vested performance stock grants	140,006	158,578	142,862	141,713
Diluted earnings per share denominator	15,360,908	15,250,332	15,337,331	15,217,927

Basic earnings per share	$1.02	$1.90	$4.68	$4.28
Diluted earnings per share	$1.01	$1.88	$4.64	$4.24

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$1.02	$1.90	$4.68	$4.28
Dividends declared	(0.90)	(0.80)	(2.50)	(2.40)
Undistributed earnings	$0.12	$1.10	$2.18	$1.88

Net income from continuing operations attributable to common shareholders -Diluted	$1.01	$1.88	$4.64	$4.24
Dividends declared	(0.90)	(0.80)	(2.50)	(2.40)
Undistributed earnings	$0.11	$1.08	$2.14	$1.84

Diluted EPS excludes non vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive shares related to non-vested performance stock grants for the three and nine months ended September 30, 2019 and 2018.

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At September 30, 2019, there were 293,031 shares available for future grant.

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

The following table summarizes restricted stock activity under the Incentive Plan during the nine months ended September 30, 2019 assuming a target payout for the 2019 performance-based shares.

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

As of September 30, 2019, there was $7,426 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years.  The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2019 and 2018 was $7,784 and $4,413, respectively.  For the nine months ended September 30, 2019 and 2018, the Company recorded compensation expense related to restricted stock of $3,591 and $3,379, net of income tax benefits of $954 and $898, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of September 30, 2019
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,805	$8	$—	$—	$1,813
Obligations of states and political subdivisions	242,418	10,889	—	—	253,307
Residential mortgage-backed securities (1)	305,655	6,785	(1,017)	—	311,423
Commercial mortgage-backed securities	81,962	4,464	(10)	—	86,416
Other asset-backed securities	37,651	297	(64)	—	37,884
Corporate and other securities	502,626	16,958	(2,598)	—	516,986
Subtotal, fixed maturity securities	1,172,117	39,401	(3,689)	—	1,207,829
Equity securities (2)	146,829	23,197	(2,965)	—	167,061
Other invested assets (5)	34,206	—	—	—	34,206
Totals	$1,353,152	$62,598	$(6,654)	$—	$1,409,096

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2018
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,807	$—	$(30)	$—	$1,777
Obligations of states and political subdivisions	262,772	5,098	(1,672)	—	266,198
Residential mortgage-backed securities (1)	300,387	1,477	(4,841)	—	297,023
Commercial mortgage-backed securities	60,897	337	(898)	—	60,336
Other asset-backed securities	61,310	95	(329)	—	61,076
Corporate and other securities	488,240	1,775	(14,563)	—	475,452
Subtotal, fixed maturity securities	1,175,413	8,782	(22,333)	—	1,161,862
Equity securities (2)	142,948	15,419	(10,356)	—	148,011
Other invested assets (5)	23,481	—	—	—	23,481
Totals	$1,341,842	$24,201	$(32,689)	$—	$1,333,354
(1)	Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 298 and 958 securities in an unrealized loss position at September 30, 2019 and December 31, 2018, respectively.
(4)	Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive (loss) income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2019
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$39,848	$40,053
Due after one year through five years	304,339	310,616
Due after five years through ten years	291,596	303,596
Due after ten years through twenty years	110,027	116,681
Due after twenty years	1,040	1,161
Asset-backed securities	425,267	435,722
Totals	$1,172,117	$1,207,829

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross realized gains
Fixed maturity securities	$365	$445	$959	$963
Equity securities	1,221	851	2,862	4,346
Gross realized losses
Fixed maturity securities	(375)	(1,170)	(1,283)	(1,849)
Equity securities	(17)	(73)	(1,025)	(512)
Net realized gains on investments	$1,194	$53	$1,513	$2,948

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

The following tables as of September 30, 2019 and December 31, 2018 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$300	$—	$300	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Residential mortgage-backed securities	51,560	415	39,362	602	90,922	1,017
Commercial mortgage-backed securities	1,701	9	1,229	1	2,930	10
Other asset-backed securities	13,025	58	6,905	6	19,930	64
Corporate and other securities	47,125	1,741	19,760	857	66,885	2,598
Subtotal, fixed maturity securities	113,411	2,223	67,556	1,466	180,967	3,689
Equity securities	25,294	965	16,708	2,000	42,002	2,965
Total temporarily impaired securities	$138,705	$3,188	$84,264	$3,466	$222,969	$6,654

	As of December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,777	$30	$1,777	$30
Obligations of states and political subdivisions	80,856	707	16,049	965	96,905	1,672
Residential mortgage-backed securities	64,101	694	138,572	4,147	202,673	4,841
Commercial mortgage-backed securities	22,652	270	13,117	628	35,769	898
Other asset-backed securities	33,866	112	23,532	217	57,398	329
Corporate and other securities	288,786	10,149	87,546	4,414	376,332	14,563
Subtotal, fixed maturity securities	490,261	11,932	280,593	10,401	770,854	22,333
Equity securities	71,439	9,955	2,072	401	73,511	10,356
Total temporarily impaired securities	$561,700	$21,887	$282,665	$10,802	$844,365	$32,689

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

The unrealized losses in the Company’s fixed income and equity portfolio as of September 30, 2019 were reviewed for potential other-than-temporary asset impairments. As a result of the analysis, the Company recognized OTTI losses of $123 and $397 during the three and nine months ended September 30, 2019, respectively which consisted entirely of credit losses related to fixed maturity securities. The Company recognized $228 of OTTI losses during the three and nine months ended September 30, 2018.

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

The qualitative analysis performed by the Company concluded that outside of the securities that were recognized through OTTI, the unrealized losses recorded on the investment portfolio at September 30, 2019 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

The following table summarizes the credit loss recognized in earnings related to fixed maturity securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Credit losses on fixed maturity securities, beginning of period	$274	$616	$844	$616
Add: credit losses on OTTI not previously recognized	123	228	397	228
Less: credit losses on securities sold	(220)	—	(1,064)	-
Less: credit losses on securities impaired due to intent to sell	—	—	—	—
Add: credit losses on previously impaired securities	—	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—	—
Credit losses on fixed maturity securities, end of period	$177	$844	$177	$844

At September 30, 2019 and December 31, 2018, there were no amounts included in accumulated other comprehensive income related to securities which were considered by the Company to be other-than-temporarily impaired.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest on fixed maturity securities	$11,285	$10,576	$32,129	$30,330
Dividends on equity securities	1,116	980	3,315	2,613
Equity in earnings of other invested assets	310	260	1,070	985
Interest on other assets	7	9	24	54
Total investment income	12,718	11,825	36,538	33,982
Investment expenses	771	705	2,266	2,143
Net investment income	$11,947	$11,120	$34,272	$31,839

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2019. There were no significant changes to the valuation process during the nine months ended September 30, 2019. As of September 30, 2019 and December 31, 2018, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At September 30, 2019 and December 31, 2018, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,207,829 and $1,161,862, respectively. We have no short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of September 30, 2019
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,813	$—	$1,813	$—
Obligations of states and political subdivisions	253,307	—	253,307	—
Residential mortgage-backed securities	311,423	—	311,423	—
Commercial mortgage-backed securities	86,416	—	86,416	—
Other asset-backed securities	37,884	—	37,884	—
Corporate and other securities	516,986	—	516,986	—
Equity securities	134,486	134,000	—	486
Total investment securities	$1,342,315	$134,000	$1,207,829	$486

	As of December 31, 2018
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,777	$—	$1,777	$—
Obligations of states and political subdivisions	266,198	—	266,198	—
Residential mortgage-backed securities	297,023	—	297,023	—
Commercial mortgage-backed securities	60,336	—	60,336	—
Other asset-backed securities	61,076	—	61,076	—
Corporate and other securities	475,452	—	475,452	—
Equity securities	116,173	115,493	—	680
Total investment securities	$1,278,035	$115,493	$1,161,862	$680

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2019 and 2018.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$486	$680	$680	$680
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	—	—	103	—
Sales	—	—	(297)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$486	$680	$486	$680
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the nine months ended September 30, 2019 and 2018. The Company held one Level 3 security at September 30, 2019 and September 30, 2018.

As of September 30, 2019 and December 31, 2018, there were approximately $32,575 and $31,838, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its audited financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

6.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Nine Months Ended September 30,
	2019	2018
Reserves for losses and LAE at beginning of year	$584,719	$574,054
Less receivable from reinsurers related to unpaid losses and LAE	(108,398)	(83,085)
Net reserves for losses and LAE at beginning of year	476,321	490,969
Incurred losses and LAE, related to:
Current year	408,927	406,912
Prior years	(25,541)	(39,348)
Total incurred losses and LAE	383,386	367,564
Paid losses and LAE related to:
Current year	226,660	169,161
Prior years	149,472	206,980
Total paid losses and LAE	376,132	376,141
Net reserves for losses and LAE at end of period	483,575	482,392
Plus receivable from reinsurers related to unpaid losses and LAE	117,884	100,565
Reserves for losses and LAE at end of period	$601,459	$582,957

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $25,541 and $39,348 for the nine months ended September 30, 2019 and 2018, respectively, and resulted from re-estimations of prior year’s ultimate loss and LAE liabilities. The decreases in prior years reserves during the nine months ended September 30, 2019 and 2018, are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

The Company's automobile lines of business reserves decreased for the nine months ended September 30, 2019 and 2018, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of September 30, 2019, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at September 30, 2019 and December 31, 2018. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at September 30, 2019 and 2018.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities. At September 30, 2019, the Company has the ability to borrow $296,811 using eligible invested assets that would be used as collateral. The Company has no amounts outstanding from the FHLB-Boston at September 30, 2019 and at December 31, 2018.

9. Income Taxes

Federal income tax expense for the nine months ended September 30, 2019 and 2018 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. The effective rate in 2019 was lower than the statutory rate primarily due to effects of tax-exempt investment income and the impact of stock-based compensation.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the nine months ended September 30, 2019, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

The Company’s U.S. federal tax returns for the years ended December 31, 2013, 2014 and 2015 respectively, were examined by the IRS. This examination related to the refund claim for the 2015 Net Operating Loss that was carried back to prior years, which triggered a review by the Joint Committee on Taxation. No adjustments were noted as part of the examination. All tax years prior to 2016 are closed.

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

10. Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares. As of September 30, 2019, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

No share purchases were made by the Company under the program during the nine months ended September 30, 2019 and 2018. As of September 30, 2019, the Company has purchased 2,279,570 shares at a cost of $83,835.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$1,178	$3,486

Other information related to leases was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,279	$3,791
Weighted average remaining lease term
Operating leases		8.69 Years
Weighted average discount rate
Operating leases		3.42%

Maturities of lease liabilities were as follows:

Operating Leases
2019	$1,287
2020	5,059
2021	4,851
2022	4,373
2023	3,984
Thereafter	20,132
Total lease payments	39,686
Less imputed interest	(3,928)
Total	$35,758

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

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. The table below shows the amount of direct written premiums written in each state during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
Direct Written Premiums	2019	2018	2019	2018
Massachusetts	$216,719	$211,507	$638,329	$634,696
New Hampshire	8,653	8,178	23,562	21,581
Maine	379	245	842	436
Total	$225,751	$219,930	$662,733	$656,713

Recent Trends and Events

On September 12, 2019, we reached an agreement to settle litigation involving a liability claim seeking to recover extra-contractual damages against one of our personal umbrella policyholders. The settlement received court approval and the costs associated with such settlement were accrued during the quarter ended September 30, 2019 within loss and loss adjustment expense. The net pre-tax income impact from this settlement during the quarter ended September 30, 2019 was $6,950 which represents a direct loss of $15,500 net of $8,550 of reinsurance. The after-tax impact was $5,491 or $0.36 per diluted share.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2019 and 2018.

Line of Business	Effective Date	Rate Change
New Hampshire Homeowner	December 1, 2019	3.8%
Massachusetts Homeowner	November 1, 2019	2.2%
Massachusetts Private Passenger Automobile	September 1, 2019	1.9%
Massachusetts Commercial Automobile	June 1, 2019	3.1%
New Hampshire Commercial Automobile	March 1, 2019	1.8%
New Hampshire Homeowner	December 1, 2018	2.3%
New Hampshire Private Passenger Automobile	December 1, 2018	2.0%
Massachusetts Homeowner	November 1, 2018	2.6%
Massachusetts Private Passenger Automobile	September 1, 2018	2.3%
Massachusetts Commercial Automobile	June 1, 2018	3.7%
New Hampshire Commercial Automobile	March 1, 2018	4.6%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
GAAP ratios:
Loss ratio	68.0%	59.2%	65.1%	63.0%
Expense ratio	30.7	31.7	30.9	31.7
Combined ratio	98.7%	90.9%	96.0%	94.7%

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At September 30, 2019, there were 293,031 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the nine months ended September 30, 2019 is as follows:

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

At September 30, 2019, we also had $132,841 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

At September 30, 2019, our total expected reinsurance recovery from the umbrella claim noted above in the Recent Trends and Events section is $8,550. The amount has since been collected.

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

Results of Operations

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

The following table shows certain of our selected financial results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Direct written premiums	$225,751	$219,930	$662,733	$656,713
Net written premiums	$211,596	$207,506	$618,819	$613,034
Net earned premiums	$198,410	$196,968	$589,327	$583,126
Net investment income	11,947	11,120	34,272	31,839
(Losses) earnings from partnership investments	(139)	1,188	1,431	6,539
Net realized gains on investments	1,194	53	1,513	2,948
Change in net unrealized gains on equity investments	(387)	2,444	15,168	(3,749)
Net impairment losses on investments	(123)	(228)	(397)	(228)
Finance and other service income	4,371	4,362	12,540	13,121
Total revenue	215,273	215,907	653,854	633,596
Loss and loss adjustment expenses	134,966	116,693	383,386	367,564
Underwriting, operating and related expenses	60,845	62,496	182,187	184,925
Interest expense	22	22	67	67
Total expenses	195,833	179,211	565,640	552,556
Income before income taxes	19,440	36,696	88,214	81,040
Income tax expense	3,821	7,788	16,715	16,191
Net income	$15,619	$28,908	$71,499	$64,849
Earnings per weighted average common share:
Basic	$1.02	$1.90	$4.68	$4.28
Diluted	$1.01	$1.88	$4.64	$4.24
Cash dividends paid per common share	$0.90	$0.80	$2.50	$2.40

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$15,619	$28,908	$71,499	$64,849
Exclusions from net income:
Net realized gains on investments	(1,194)	(53)	(1,513)	(2,948)
Change in net unrealized gains on equity investments	387	(2,444)	(15,168)	3,749
Net impairment losses on investments	123	228	397	228
Income tax expense (benefit) on exclusions from net income	144	476	3,420	(216)
Non-GAAP Operating income	$15,079	$27,115	$58,635	$65,662

Net income per diluted share	$1.01	$1.88	$4.64	$4.24
Exclusions from net income:
Net realized gains on investments	(0.08)	-	(0.10)	(0.19)
Change in net unrealized gains on equity investments	0.03	(0.16)	(0.99)	0.25
Net impairment losses on investments	0.01	0.01	0.03	0.01
Income tax expense (benefit) on exclusions from net income	0.01	0.03	0.22	(0.01)
Non-GAAP Operating income per diluted share	$0.98	$1.76	$3.80	$4.30

Direct Written Premiums. Direct written premiums for the three months ended September 30, 2019 increased by $5,821, or 2.6%, to $225,751 from $219,930 for the comparable 2018 period. Direct written premiums for the nine months ended September 30, 2019 increased by $6,020, or 0.9%, to $662,733 from $656,713 for the comparable 2018 period. The 2019 increase occurred primarily in our commercial passenger automobile and homeowners lines of business.

Net Written Premiums. Net written premiums for the three months ended September 30, 2019 increased by $4,090, or 2.0%, to $211,596 from $207,506 for the comparable 2018 period. Net written premiums for the nine months ended September 30, 2019 increased by $5,785, or 0.9%, to $618,819 from $613,034 for the comparable 2018 period.

Net Earned Premiums.  Net earned premiums for the three months ended September 30, 2019 increased by $1,442, or 0.7%, to $198,410 from $196,968 for the comparable 2018 period. Net earned premiums for the nine months ended September 30, 2019 increased by $6,201, or 1.1%, to $589,327 from $583,126 for the comparable 2018 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Written Premiums
Direct	$225,751	$219,930	$662,733	$656,713
Assumed	7,473	7,750	23,893	23,995
Ceded	(21,628)	(20,174)	(67,807)	(67,674)
Net written premiums	$211,596	$207,506	$618,819	$613,034

Earned Premiums
Direct	$213,619	$212,209	$631,261	$624,325
Assumed	7,214	7,469	24,742	24,236
Ceded	(22,423)	(22,710)	(66,676)	(65,435)
Net earned premiums	$198,410	$196,968	$589,327	$583,126

Net Investment Income.  Net investment income for the three months ended September 30, 2019 increased by $827, or 7.4%, to $11,947 from $11,120 for the comparable 2018 period. Net investment income for the nine months ended September 30, 2019 increased by $2,433, or 7.6%, to $34,272 from $31,839 for the comparable 2018 period. The increase is a result of an increase in the average invested asset balance and improved investment income yields compared to the prior period. Net effective annualized yield on the investment portfolio was 3.5% for the three months ended September 30, 2019 compared to 3.4% for the comparable 2018 period. Net effective annualized yield on the investment portfolio was 3.4% for the nine months ended September 30, 2019 compared to 3.3% for the nine months ended September 30, 2018. The investment portfolio’s duration on fixed maturities was 2.9 years at September 30, 2019 compared to 3.6 years at December 31, 2018.

(Losses) earnings from Partnership Investments. Losses from partnership investments were $(139) for the three months ended September 30, 2019 compared to earnings of $1,188 for the comparable 2018 period. The 2019 losses reflect fluctuations in investment appreciation and timing of cash proceeds received. Earnings from partnership investments were $1,431 for the nine months ended September 30, 2019 compared to $6,539 for the comparable 2018 period. The 2018 earnings reflects an increase in investment appreciation and cash proceeds received as return on capital.

Net Realized Gains on Investments.  Net realized gains on investments was $1,194 for the three months ended September 30, 2019 compared to net realized gains of $53 for the comparable 2018 period. Net realized gains on investments was $1,513 for the nine months ended September 30, 2019 compared to net realized gains of $2,948 for the comparable 2018 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of September 30, 2019
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,805	$8	$—	$—	$1,813
Obligations of states and political subdivisions	242,418	10,889	—	—	253,307
Residential mortgage-backed securities (1)	305,655	6,785	(1,017)	—	311,423
Commercial mortgage-backed securities	81,962	4,464	(10)	—	86,416
Other asset-backed securities	37,651	297	(64)	—	37,884
Corporate and other securities	502,626	16,958	(2,598)	—	516,986
Subtotal, fixed maturity securities	1,172,117	39,401	(3,689)	—	1,207,829
Equity securities (2)	146,829	23,197	(2,965)	—	167,061
Other invested assets (5)	34,206	—	—	—	34,206
Totals	$1,353,152	$62,598	$(6,654)	$—	$1,409,096
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

(3)Our investment portfolio included 298 securities in an unrealized loss position at September 30, 2019.
(4)Amounts in this column represent other-than-temporary impairments (“OTTI”) recognized in accumulated other comprehensive income.
(5)	Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of September 30, 2019
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$311,423	25.8%
Aaa/Aa	248,487	20.6
A	228,880	18.9
Baa	166,145	13.8
Ba	64,837	5.4
B	82,493	6.8
Caa/Ca	3,363	0.3
Not rated	102,201	8.4
Total	$1,207,829	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of September 30, 2019, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2019.

	As of September 30, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$300	$—	$300	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Residential mortgage-backed securities	51,560	415	39,362	602	90,922	1,017
Commercial mortgage-backed securities	1,701	9	1,229	1	2,930	10
Other asset-backed securities	13,025	58	6,905	6	19,930	64
Corporate and other securities	47,125	1,741	19,760	857	66,885	2,598
Subtotal, fixed maturity securities	113,411	2,223	67,556	1,466	180,967	3,689
Equity securities	25,294	965	16,708	2,000	42,002	2,965
Total temporarily impaired securities	$138,705	$3,188	$84,264	$3,466	$222,969	$6,654

The unrealized losses in the Company’s fixed income and equity portfolio as of September 30, 2019 were reviewed for potential other-than-temporary asset impairments. The Company held one debt security at September 30, 2019 with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment assessment. The Company recognized OTTI losses of $123 and $397 during the three and nine months ended September 30, 2019, respectively which consisted entirely of credit losses related to fixed maturity securities. The Company recognized $228 of OTTI losses during the three and nine months ended September 30, 2018.

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

The majority of unrealized losses recorded on the investment portfolio at September 30, 2019 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For information regarding fair value measurements of our investment portfolio, refer to Item 1-Financial Statements, Note 5, Investments, of this Form 10-Q.

Net Impairment Losses on Investments. Net impairment losses on investments was $123 for the three months ended September 30, 2019 and $397 for the nine months ended September 30, 2019. The Company recognized $228 of OTTI loss during the three and nine months ended September 30, 2018.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended September 30, 2019 increased by $9, or 0.2%, to $4,371 from $4,362 for the comparable 2018 period. Finance and other service income for the nine months ended September 30, 2019 decreased by $581, or 4.4%, to $12,540 from $13,121 for the comparable 2018 period.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses incurred for the three months ended September 30, 2019 increased by $18,273, or 15.7%, to $134,966 from $116,693 for the comparable 2018 period. Loss and loss adjustment expenses incurred for the nine months ended September 30, 2019 increased by $15,822, or 4.3%, to $383,386 from $367,564 for the comparable 2018 period.

Our GAAP loss ratio for the three months ended September 30, 2019 increased to 68.0% from 59.2% for the comparable 2018 period.  Our GAAP loss ratio for the nine months ended September 30, 2019 increased to 65.1% from 63.0% for the comparable 2018 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended September 30, 2019 was 59.5% compared to 51.4% for the comparable 2018 period. Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2019 was 56.4% compared to 55.2% for the comparable 2018 period. Total prior year favorable development included in the pre-tax results for the three months ended September 30, 2019 was $3,204 compared to $13,048 for the comparable 2018 period. The decrease is mainly a result of the umbrella claim noted above. Total prior year favorable development included in the pre-tax results for the nine months ended September 30, 2019 was $25,541 compared to $39,348 for the comparable 2018 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended September 30, 2019 decreased by $1,651, or 2.6%, to $60,845 from $62,496 for the comparable 2018 period. Underwriting, operating and related expenses for the nine months ended September 30, 2019 decreased by $2,738, or 1.5%, to $182,187 from $184,925 for the comparable 2018 period. Our GAAP expense ratio for the three months ended September 30, 2019 decreased to 30.7% from 31.7% for the comparable 2018 period. Our GAAP expense ratio for the nine months ended September 30, 2019 decreased to 30.9% from 31.7% for the comparable 2018 period.

Interest Expense.  Interest expense was $22 for the three months ended September 30, 2019 and 2018. Interest expense was $67 for the nine months ended September 30, 2019 and 2018. The credit facility commitment fee included in interest expense was $56 for the nine months ended September 30, 2019 and 2018.

Income Tax Expense.  Our effective tax rate was 19.7% and 21.2% for the three months ended September 30, 2019 and 2018, respectively. Our effective tax rate was 18.9% and 20.0% for the nine months ended September 30, 2019 and 2018. The effective tax rates for the three and nine months ended September 30, 2019 were lower than the statutory rate primarily due to the effects of tax-exempt investment income and the impact of stock-based compensation. The effective tax rates for the three and nine months ended September 30, 2018 were lower than the statutory rate primarily due to the effects of tax-exempt investment income.

Net Income.   Net income for the three months ended September 30, 2019 was $15,619 compared to net income of $28,908 for the comparable 2018 period. Net income for the nine months ended September 30, 2019 was $71,499 compared to net income of $64,849 for the comparable 2018 period.

Non-GAAP Operating Income. Non-GAAP operating income as defined above was $15,079 for the three months ended September 30, 2019 compared to $27,115 for the comparable 2018 period. Non-GAAP operating income was $58,635 for the nine months ended September 30, 2019 compared to $65,662 for the comparable 2018 period.

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

Net cash provided by operating activities was $69,651 and $90,397 during the nine months ended September 30, 2019 and 2018, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Positive operating cash flows are expected to continue in the future to meet our liquidity requirements.

Net cash used for investing activities was $20,827 and $44,121 during the nine months ended September 30, 2019 and 2018. Fixed maturities, equity securities, and other invested assets purchased were $177,160 for the nine months ended September 30, 2019 compared to $301,023 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $162,688 during the nine months ended September 30, 2019 compared to $267,415 for the comparable prior year period.

Net cash used for financing activities was $38,924 and $36,667 during the nine months ended September 30, 2019 and 2018, respectively. Net cash used for financing activities is comprised of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end December 31, 2018, the statutory surplus of Safety Insurance was $646,820, and its statutory net income for 2018 was $86,734. As a result, a maximum of $86,734 is available in 2019 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $560,086 at December 31, 2018. During the nine months ended September 30, 2019, Safety Insurance paid dividends to Safety of $34,757.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2019 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2019	March 1, 2019	March 15, 2019	$0.80	$12,300
May 1, 2019	June 3, 2019	June 14, 2019	$0.80	$12,371
July 31, 2019	September 3, 2019	September 13, 2019	$0.90	$13,854

On October 30, 2019, our Board approved and declared a quarterly cash dividend of $0.90 per share which will be paid on December 13, 2019 to shareholders of record on December 2, 2019. We plan to continue to declare and pay quarterly cash dividends in 2019, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares. As of September 30, 2019, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of September 30, 2019 and December 31, 2018, the Company had purchased 2,279,570 shares of common stock at a cost of $83,835.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $448,093 to $507,106 as of September 30, 2019. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $483,575 as of September 30, 2019.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2019.

	As of September 30, 2019
Line of Business	Low	Recorded	High
Private passenger automobile	$197,828	$207,377	$213,798
Commercial automobile	103,387	109,431	115,285
Homeowners	78,732	87,459	91,954
All other	68,146	79,308	86,069
Total	$448,093	$483,575	$507,106

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of September 30, 2019.

	As of September 30, 2019
Line of Business	Case	IBNR	Total
Private passenger automobile	$254,791	$(47,448)	$207,343
CAR assumed private passenger auto	1	33	34
Commercial automobile	61,233	12,505	73,738
CAR assumed commercial automobile	18,320	17,373	35,693
Homeowners	74,488	2,952	77,440
FAIR Plan assumed homeowners	3,948	6,071	10,019
All other	47,375	31,933	79,308
Total net reserves for losses and LAE	$460,156	$23,419	$483,575

At September 30, 2019, our total IBNR reserves for our private passenger automobile line of business was comprised of ($68,468) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $21,020 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 48.7% of our total reserves for CAR assumed commercial automobile business as of September 30, 2019, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 60.6% of our total reserves for FAIR Plan assumed homeowners at September 30, 2019, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of September 30, 2019.

	As of September 30, 2019
Line of Business	Retained	Assumed	Net
Private passenger automobile	$207,343
CAR assumed private passenger automobile		$34
Net private passenger automobile			$207,377
Commercial automobile	73,738
CAR assumed commercial automobile		35,693
Net commercial automobile			109,431
Homeowners	77,440
FAIR Plan assumed homeowners		10,019
Net homeowners			87,459
All other	79,308	—	79,308
Total net reserves for losses and LAE	$437,829	$45,746	$483,575

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the nine months ended September 30, 2019, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $5,894. Each 1 percentage-point change in the loss and loss expense ratio would have had a $4,656 effect on net income, or $0.30 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30, 2019. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,147)	$(2,073)	$—
Estimated increase in net income	3,276	1,638	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,073)	—	2,073
Estimated increase (decrease) in net income	1,638	—	(1,638)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,073	4,147
Estimated decrease in net income	—	(1,638)	(3,276)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,475)	(737)	—
Estimated increase in net income	1,165	582	—
No Change in Severity
Estimated (decrease) increase in reserves	(737)	—	737
Estimated increase (decrease) in net income	582	—	(582)
+1 Percent Change in Severity
Estimated increase in reserves	—	737	1,475
Estimated decrease in net income	—	(582)	(1,165)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,549)	(774)	—
Estimated increase in net income	1,224	611	—
No Change in Severity
Estimated (decrease) increase in reserves	(774)	—	774
Estimated increase (decrease) in net income	611	—	(611)
+1 Percent Change in Severity
Estimated increase in reserves	—	774	1,549
Estimated decrease in net income	—	(611)	(1,224)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,586)	(793)	—
Estimated increase in net income	1,253	626	—
No Change in Severity
Estimated (decrease) increase in reserves	(793)	—	793
Estimated increase (decrease) in net income	626	—	(626)
+1 Percent Change in Severity
Estimated increase in reserves	—	793	1,586
Estimated decrease in net income	—	(626)	(1,253)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2019. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$—	$—
Estimated increase (decrease) in net income	—	—
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(357)	357
Estimated increase (decrease) in net income	282	(282)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(100)	100
Estimated increase (decrease) in net income	79	(79)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $25,541 and $39,348 during the nine months ended September 30, 2019 and 2018, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2019 and 2018. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Nine Months Ended September 30,
Accident Year	2019	2018
2009 & prior	$(539)	$(2,742)
2010	(264)	(2,339)
2011	(595)	(2,430)
2012	(1,035)	(3,037)
2013	(2,265)	(3,730)
2014	(3,309)	(6,150)
2015	(2,400)	(3,478)
2016	772	(9,594)
2017	(11,680)	(5,848)
2018	(4,226)	—
All prior years	$(25,541)	$(39,348)

The decreases in prior years’ reserves during the nine months ended September 30, 2019 and 2018 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2019 decrease is composed of reductions of $15,564 in our retained private passenger automobile reserves, $2,865 in our retained commercial automobile reserves and $9,460 in our retained homeowners reserves, partially offset by an increase of $4,037 in our retained other lines reserves related to the umbrella claim noted in the Recent Trends and Events section above. The 2018 decrease is primarily composed of reductions of $22,363 in our retained private passenger automobile reserves, $3,644 in our retained commercial automobile reserves, $8,700 in our retained homeowners reserves and $4,047 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses September 30, 2019.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2009 & prior	$(175)	$—	$(3)	$(361)	$(539)
2010	(45)	(1)	1	(219)	(264)
2011	(49)	51	(6)	(591)	(595)
2012	(777)	30	63	(351)	(1,035)
2013	(1,072)	(84)	(577)	(532)	(2,265)
2014	(1,746)	(762)	(572)	(229)	(3,309)
2015	(2,197)	297	(89)	(411)	(2,400)
2016	(4,045)	(709)	(2,837)	8,363	772
2017	(4,622)	(809)	(5,291)	(958)	(11,680)
2018	(836)	(2,023)	(693)	(674)	(4,226)
All prior years	$(15,564)	$(4,010)	$(10,004)	$4,037	$(25,541)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the nine months ended September 30, 2019 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2009 & prior	$(175)	$—	$(3)	$(361)	$(539)
2010	(45)	(1)	1	(219)	(264)
2011	(49)	51	(6)	(591)	(595)
2012	(777)	(22)	63	(351)	(1,087)
2013	(1,072)	(153)	(577)	(532)	(2,334)
2014	(1,746)	(677)	(546)	(229)	(3,198)
2015	(2,197)	436	(26)	(411)	(2,198)
2016	(4,045)	(788)	(2,634)	8,363	896
2017	(4,622)	(668)	(5,120)	(958)	(11,368)
2018	(836)	(1,043)	(612)	(674)	(3,165)
All prior years	$(15,564)	$(2,865)	$(9,460)	$4,037	$(23,852)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the nine months ended September 30, 2019.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2009 & prior	$—	$—	$—	$—
2010	—	—	—	—
2011	—	—	—	—
2012	—	52	—	52
2013	—	69	—	69
2014	—	(85)	(26)	(111)
2015	—	(139)	(63)	(202)
2016	—	79	(203)	(124)
2017	—	(141)	(171)	(312)
2018	—	(980)	(81)	(1,061)
All prior years	$—	$(1,145)	$(544)	$(1,689)

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of September 30, 2019
Estimated fair value	$1,244,497	$1,207,829	$1,166,856
Estimated increase (decrease) in fair value	$36,668	$—	$(40,973)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At September 30, 2019, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2019, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of September 30, 2019, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No share repurchases were made by the Company during the nine months ended September 30, 2019.

Item 3.   Defaults upon Senior Securities - None.

Item 4.   Mine Safety Disclosures — None.

Item 5.  Other Information - None.

Item 6.  Exhibits - The exhibits are contained herein as listed in the Exhibit Index.

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description

11.0	Statement re: Computation of Per Share Earnings (1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

101.INS	Inline XBRL Instance Document(2)

101.SCH	Inline XBRL Taxonomy Extension Schema(2)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase(2)
104	The cover page from this Current Report on form 10-Q, formatted in Inline XBRL(2)
(1)Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, earnings per Weighted Average Common Share.
(2)	Included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 1, 2019	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ WILLIAM J. BEGLEY, JR.
William J. Begley, Jr.
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer