Form 10-K
period 2019-12-31
SAFETY INSURANCE GROUP INC
filed 2020-02-28
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

(617) 951-0600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $0.01 par value per share	SAFT	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity (based on the closing sales price on NASDAQ) held by non-affiliates of the registrant as of June 30, 2019, was approximately $1,392,875,671.

As of February 10, 2020 there were 15,383,209 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 20, 2020, which Safety Insurance Group, Inc. (the “Company”, “we”, “our”, “us”) intends to file within 120 days after its December 31, 2019 year-end, are incorporated by reference into Part II and Part III hereof.

SAFETY INSURANCE GROUP, INC.

In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

 PART I.

ITEM 1.    BUSINESS

General

We are a leading provider of private passenger automobile, commercial automobile and homeowners insurance in Massachusetts. In addition to these coverages, we offer a portfolio of other insurance products, including dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity") and Safety Property and Casualty Insurance Company ("Safety P&C") (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 892 in 1,120 locations throughout these three states during 2019. We have used these relationships and, in particular, our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier and the largest commercial automobile carrier in Massachusetts, capturing an approximate 8.8% and 15.3% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2019 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR"). We also are the third largest homeowners insurance carrier in Massachusetts with a 7.2% share of that market. We were ranked the 53rd largest automobile writer in the country according to S&P Global Market Intelligence, based on 2018 direct written premiums. We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and Maine in 2016. The table below shows the amount of direct written premiums written in each state during the years ended December 31, 2019, 2018, and 2017.

	Years Ended December 31,
Direct Written Premiums	2019	2018	2017
Massachusetts	$819,534	$813,857	$799,427
New Hampshire	31,676	29,159	27,637
Maine	1,194	659	252
Total	$852,404	$843,675	$827,316

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

Our Competitive Strengths

We Have Strong Relationships with Independent Agents. In 2019, Independent agents accounted for approximately 59.7% of the Massachusetts automobile insurance market measured by direct written premiums as compared to approximately 30.7% nationwide, based on data made available by Independent Insurance Agents and Brokers of America, Inc. and Commonwealth Automobile Reinsurers. For that reason, our strategy is centered around, and we sell exclusively through, a network of independent agents. In order to support our independent agents and enhance our relationships with them, we:

●provide our agents with a portfolio of property and casualty insurance products at competitive prices to help them effectively address the insurance needs of their clients;
●provide our agents with a variety of technological resources which enable us to deliver superior service and support to them; and
●offer our agents competitive commission schedules and profit sharing programs.

Through these measures, we strive to become the preferred provider of the independent agents in our agency network and capture a growing share of the total insurance business written by these agents in Massachusetts, New Hampshire and Maine. We must compete with other insurance carriers for the business of independent agents.

We Have a History of Profitable Operations.  In 38 out of 39 years since our inception in 1979, we have been profitable. We have achieved our profitability, among other things, by:

●maintaining a consistent level of private passenger automobile premiums, which totaled $466,697 in 2019 compared to $468,187 in 2015.
●growing our commercial automobile premiums, which totaled $147,177 in 2019 compared to $108,013 in 2015;
●growing our homeowner premiums which totaled $196,764 in 2019 compared to $170,410 in 2015;
●maintaining a combined ratio that is typically below industry averages (refer to Insurance Ratios under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion on insurance ratios);
●taking advantage of the institutional knowledge our management has amassed during its long tenure in the industry;
●introducing new lines and forms of insurance products;
●investing in technology to simplify internal processes and enhance our relationships with our agents; and
●maintaining a high-quality investment portfolio.

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

Our Strategy

To achieve our goal of increasing shareholder value, our strategy is to maintain and develop strong independent agent relationships by providing our agents with a full package of insurance products and information technology services. We believe this strategy will allow us to:

●further penetrate the Massachusetts, New Hampshire and Maine markets in all lines of business;

●implement rates, forms and billing options that allow us to cross-sell private passenger automobile, homeowners, dwelling fire, and personal umbrella policies in the personal lines market and commercial automobile, business owner policies, commercial property package and commercial umbrella policies in the commercial lines market in order to capture a larger share of the total Massachusetts, New Hampshire and Maine property and casualty insurance business written by each of our independent agents; and

●continue to expand our technology to enable independent agents to more easily serve their customers and conduct business with us, thereby strengthening their relationships with us.

Property and Casualty Insurance Market

Introduction.  We are licensed by the respective state insurance departments to transact property and casualty insurance in Massachusetts, New Hampshire, and Maine. All of our business is regulated by these departments, with the most extensive oversight from our domestic regulator, the Massachusetts Division of Insurance.

Products

Historically, we have focused on underwriting private passenger automobile insurance, which is written through our subsidiary, Safety Insurance. In 1989, we formed Safety Indemnity to offer commercial automobile insurance at preferred rates. Since 1997, we have expanded the breadth of our product line in order for agents to address a greater portion of their clients' insurance needs by selling multiple products. Homeowners, business owner, personal umbrella, dwelling fire and commercial umbrella insurance policies are written by Safety Insurance at standard rates and written by Safety Indemnity at preferred rates. In December 2006, we formed Safety P&C to offer homeowners and commercial automobile insurance at ultra preferred rates.

The table below shows our premiums in each of these product lines for the periods indicated and the portions of our total premiums each product line represented.

	Years Ended December 31,
Direct Written Premiums	2019		2018		2017
Private passenger automobile	$466,697	54.8%	$469,340	55.6%	$468,908	56.7%
Commercial automobile	147,177	17.3	139,628	16.6	129,529	15.7
Homeowners	196,764	23.0	193,482	22.9	187,623	22.7
Business owners	22,241	2.6	22,182	2.6	22,734	2.7
Personal umbrella	8,316	1.0	8,132	1.0	7,870	0.9
Dwelling fire	10,109	1.2	9,829	1.2	9,603	1.2
Commercial umbrella	1,100	0.1	1,082	0.1	1,049	0.1
Total	$852,404	100.0%	$843,675	100.0%	$827,316	100.0%

Our product lines are as follows:

Private Passenger Automobile (54.8% of 2019 direct written premiums).  Private passenger automobile insurance is our primary product. These policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils.

Commercial Automobile (17.3% of 2019 direct written premiums).  Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business. We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers (excluding long-haul trucking), and insure individual vehicles as well as commercial fleets.

Homeowners (23.0% of 2019 direct written premiums).  We offer a broad selection of coverage forms for qualified policyholders. Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy. We write policies on homes, condominiums, and apartments.

Business Owner Policies (2.6% of 2019 direct written premiums).  We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses. Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss. Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers. We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

Personal Umbrella (1.0% of 2019 direct written premiums). We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients. We write policies at standard rates with limits of $1,000 to $5,000.

Dwelling Fire (1.2% of 2019 direct written premiums).  We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences. We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

Commercial Umbrella (0.1% of 2019 direct written premiums).  We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies. The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks. We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

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

Distribution

We distribute our products exclusively through independent agents, unlike some of our competitors who use multiple distribution channels. We believe this gives us a competitive advantage with the agents. With the exception of personal automobile business assigned to us by the Massachusetts Automobile Insurance Plan (“MAIP”) or written through CAR’s commercial automobile Servicing Carrier program, we do not accept business from insurance brokers. Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority. We reserve the ability to cancel any coverage bound, in accordance with applicable law. In total, our independent agents numbered 892 and had 1,120 offices (some agencies have more than one office) and approximately 10,114 customer service representatives during 2019.

Voluntary Agents.  In 2019, we obtained approximately 93.6% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents. As of December 31, 2019, we had agreements with 745 voluntary agents. Our voluntary agents are located in all regions of Massachusetts, New Hampshire and Maine.

We look for agents with profitable portfolios of business. To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 65.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 300 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the prior year performance of our agents. If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us. We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards. Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by direct written premiums. No individual agency generated more than 6.7% of our direct written premiums in 2019.

Massachusetts law guarantees that CAR provides motor vehicle insurance coverage to all qualified applicants. Under the MAIP, personal automobile policies are assigned to us for three years, unless the policyholder is offered a voluntary policy by another insurer. All Massachusetts agents are authorized to submit eligible business to the MAIP for random assignment to a carrier such as Safety Insurance. We are allocated all private passenger residual market business through the MAIP.

CAR runs a reinsurance pool for ceded commercial automobile policies through the Commercial Automobile Program (the “Commercial Automobile Program”).  CAR has appointed Safety and three other servicing carriers to process ceded commercial automobile insurance.  Safety was reappointed for this program on January 1, 2017 for an additional five-year term.  Approximately $197,200 of ceded premium is spread equitably among the four servicing carriers.  Subject to the review of the Commissioner of the Division of Insurance of Massachusetts (“the Commissioner”), CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level.  This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the "Taxi/Limo Program"). CAR reappointed Safety as one of the two servicing carriers for this program on January 1, 2017 for an additional five-year term. Approximately $9,200 of ceded premium was spread equitably between the two servicing carriers.

We are assigned independent agents by CAR who can submit commercial business to us in the Commercial Automobile Program and the Taxi/Limo Program, and we classify those agents as Exclusive Representative Producers (“ERPs”).

The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	Years Ended December 31,
	2019		2018		2017
Line of Business	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile:
Voluntary agents	418,894	(1.6)%	425,783	(2.0)%	434,236	(2.8)%
MAIP	5,777	(29.1)	8,150	(17.6)	9,896	(10.0)
Total private passenger automobile	424,671	(2.1)	433,933	(2.3)	444,132	(3.0)
Commercial automobile:
Voluntary agents	67,074	5.4	63,652	2.0	62,419	1.8
ERP	7,725	(31.1)	11,214	(9.3)	12,364	24.8
Total commercial automobile	74,799	(0.1)	74,866	0.1	74,783	5.0
Other:
Homeowners	158,848	(0.3)	159,352	(0.6)	160,313	(1.0)
Business owners	8,903	(2.2)	9,100	(4.2)	9,497	(8.6)
Personal umbrella	22,620	(1.4)	22,934	(1.3)	23,232	(3.0)
Dwelling fire	6,632	(2.9)	6,833	(4.0)	7,116	(2.1)
Commercial umbrella	684	1.5	674	(0.4)	677	(2.5)
Total other	197,687	(0.6)	198,893	(1.0)	200,835	(1.6)
Total	697,157	(1.5)	707,692	(1.7)	719,750	(1.9)
Total voluntary agents	683,655	(0.7)	688,328	(1.3)	697,490	(2.1)

In 2019, 64.2% of the private passenger automobile exposures we insure had an other than private passenger policy with us, compared to 61.7% and 60.3% in 2018 and 2017, respectively. In addition, 82.5% of our homeowners’ policyholders had a matching automobile policy with us in 2019 compared to 81.9% in 2018 and 81.7% in 2017.

Marketing

We view the independent agent as our customer and business partner. As a result, a component of our marketing efforts focuses on developing interdependent relationships with leading Massachusetts, New Hampshire and Maine agents that write profitable business and positioning ourselves as the preferred insurance carrier of those agents, thereby receiving a larger portion of each agent's aggregate business. Our principal marketing strategies to agents are:

●to offer a range of products, which we believe enables our agents to meet the insurance needs of their clients;
●to price our products competitively, including offering discounts when and where appropriate for safer drivers for our personal automobile products, loss-free credits for our homeowner products and also offering account discounts for policyholders that have more than one policy with us;
●to design, price and market our products to our agents for their customers to place all their insurance with us;
●to offer agents competitive commissions, with incentives for placing their more profitable business with us; and
●to provide a level of support and service that enhances the agent's ability to do business with its clients and with us.

We have a comprehensive branding campaign using a variety of radio, television, digital and print advertisements.

Commission Schedule and Profit Sharing Plan.  We have several programs designed to attract profitable new business from agents by paying them competitive commissions. We recognize our top performing agents by making them members of either our Chairman's Elite, Chairman's, President's, Executive's or Preferred Agent's Club. In 2019, members of these Clubs received a commission of up to 18.0% of premiums for each new private passenger auto policy, up to 22.0% of premiums for each new homeowner policy, up to 20.0% for each new commercial auto policy and up to 20.0% for each new commercial property policy.

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

Underwriting

Our underwriting department is responsible for a number of key decisions affecting the profitability of our business, including:

●pricing of our private passenger automobile, commercial automobile, homeowners, dwelling fire, personal umbrella, business owner, commercial umbrella and commercial package products;
●developing new products, coverages, forms and discounts, as well as expansion into new states;
●determining underwriting guidelines for all our products; and
●evaluating whether to accept transfers of a portion of an existing or potential new agent's portfolio from another insurer.

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

Policy Processing.  Our underwriting department assists in processing policy applications, endorsements, renewals and cancellations. Our proprietary software, Safety Express, provides our agents with new business and endorsement entry, real-time policy issuance for personal lines, immediate printing of declarations pages in agents' offices, policy downloads to most major agency management systems and data imports from Boston Software's SinglePoint (Massachusetts) and Vertafore's PL Rater (New Hampshire and Maine).

Rate Pursuit. We aggressively monitor all insurance transactions to make sure we receive the correct premium for the risk insured. We accomplish this by verifying pricing criteria. For automobile policies, we verify proper classification of drivers, the make, model, and age of insured vehicles, and the availability of discounts. We also verify that operators are properly listed and classified, assignment of operators to vehicles, and vehicle garaging. In our homeowners and dwelling fire lines, we use third party software to evaluate property characteristics and we conduct property inspections. We have a premium audit program in our business owner program, as well as other loss control reviews for additional commercial lines of business.

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

Business Intelligence.  The Business Intelligence department uses Safety’s data assets to support decision-making in areas including underwriting, pricing, claims, reserving, reinsurance and assessing catastrophe risks.  Data analytics are used to analyze and estimate exposures, loss trends and other risks, and are leveraged to improve company business performance and customer satisfaction.

Technology

The focuses of our information technology (“IT”) efforts are:

●to support the strategic goals, objectives and business needs of the Company by aligning our IT annual goals with those of the business assuring that IT resources are being utilized efficiently;
●to constantly re-engineer internal processes to allow more efficient operations, resulting in lower operating costs;
●to continuously improve the customer experience making it easier for independent agents and policyholders to transact business with us;
●to enable agents to efficiently provide their clients with a high level of service; and
●to maintain and support a secure computing environment.

We believe that our technology initiatives have increased revenue and decreased costs while at the same time improving the customer experience of both our agents and policyholders. We are continuously investing in new technologies including areas such as robotic process automation and a new claims system which is currently being implemented with a target go live date in 2020.

Internal Applications

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

Billing.  Proprietary and vendor supplied billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders. We believe the sophistication of our direct bill systems help us to limit our bad debt expense. Our bad debt expense as a percentage of direct written premiums was 0.2% in both 2019 and 2018.

Innovation Lab. In 2018 we established an Innovation Lab. The purpose of the Innovation Lab is to foster a culture of innovative thinking, monitor the InsureTech landscape and provide Safety and our Independent Agents with the tools and processes necessary to continuously improve the customer experiences and remain competitive in both the current and future insurance marketplace.

External Applications

Our agent technology offerings are centralized within our agency portal and feature PowerDesk and Safety Express. PowerDesk is a web based application that allows for billing inquiry, agent payments on behalf of their policyholders, policy inquiry and claims inquiry. Safety Express provides agents with new business and endorsement entry, real time policy issuance for personal lines, immediate printing of declarations pages in agents' offices, policy downloads to most major agency management systems and data imports from Boston Software's SinglePoint (Massachusetts) and Vertafore's PL Rater (New Hampshire and Maine). In addition, we provide our agents with commission and claims download for all lines of business, Transformation Station and Transact Now Inquires, e-Claims online claims reporting, e-View daily transaction reports and e-Docs online electronic document file cabinet.

We also provide electronic billing (“eBill”), online bill pay (including credit and debit cards), online declarations pages, billing inquiry, claims inquiry, auto and homeowners claims first notice of loss, online auto insurance cards, and bill pay reminder alerts to our agent's policyholders through our public website, SafetyInsurance.com. We have also updated our telephone system to provide a voice activated phone directory, automated billing inquiry and payments, and call center screen pop-up technology.

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

Casualty Claims

We have adopted stringent claims settlement procedures, which include guidelines that establish settlement ranges for soft tissue injuries, which constituted approximately 65% of our bodily injury claims in 2019. If we are unable to settle these claims within our pricing guidelines, we explore other cost effective options including alternative dispute resolutions and/or litigation. We believe that these procedures result in providing our adjusting staff with a uniform approach to negotiation.

We believe an important component of handling claims efficiently is prompt investigation and settlement. We find that faster claims settlements often result in less expensive claims settlements. Our E-Claim reporting system is an online product that reduces the time it takes for agents to notify our adjusters about claims, thereby enabling us to contact third-party claimants and other witnesses quickly. Our insureds are able to report claims directly by phone, web or mobile application. In addition, we utilize an after-hours reporting vendor to ensure that new claims can be reported 24 hours per day and 365 days per year.

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

When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2019 is adequate to cover the ultimate cost of losses and claims incurred as of that date.

Management determines its loss and loss adjustment expense ("LAE") reserve estimates based upon the analysis of the Company's actuaries. Management has established a process for the Company's actuaries to follow in establishing reasonable reserves. The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management. The Company's estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $450,927 to a high of $504,753 as of December 31, 2019. The Company's net loss and LAE reserves, based on our actuaries' best estimate, were set at $488,194 as of December 31, 2019. The ultimate liability may be greater or less than reserves carried at the balance sheet date. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. We do not discount any of our reserves.

The following table presents development information on changes in the reserves for losses and LAE of our Insurance Subsidiaries for each year in the three year period ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
Reserves for losses and LAE at beginning of year	$584,719	$574,054	$560,321
Less receivable from reinsurers related to unpaid losses and LAE	(108,398)	(83,085)	(83,724)
Net reserves for losses and LAE at beginning of year	476,321	490,969	476,597
Incurred losses and LAE, related to:
Current year	551,895	542,001	545,671
Prior years	(42,049)	(56,488)	(41,784)
Total incurred losses and LAE	509,846	485,513	503,887
Paid losses and LAE related to:
Current year	333,377	340,927	325,049
Prior years	164,596	159,234	164,466
Total paid losses and LAE	497,973	500,161	489,515
Net reserves for losses and LAE at end of period	488,194	476,321	490,969
Plus receivable from reinsurers related to unpaid losses and LAE	122,372	108,398	83,085
Reserves for losses and LAE at end of period	$610,566	$584,719	$574,054

The following table represents the development of reserves, net of reinsurance, for calendar years 2009 through 2019. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2019.

Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

	As of and for the Year Ended December 31,
	2019	2018	2017	2016	2015	2014	2013	2012	2011	2010	2009
Reserves for losses and
LAE originally estimated:	$ 488,194	$ 476,321	$ 490,969	$ 476,597	$ 485,716	$ 420,767	$ 394,668	$ 371,657	$ 352,098	$ 351,244	$ 374,832
Cumulative amounts paid as of:
One year later		164,595	159,234	164,466	174,506	132,364	133,288	124,855	130,204	128,854	130,960
Two years later			241,032	231,473	250,306	189,367	178,411	175,822	181,739	176,774	183,061
Three years later				283,812	290,287	223,465	207,626	199,741	211,578	205,171	211,182
Four years later					310,140	241,589	223,743	213,847	223,941	219,310	224,831
Five years later						252,714	231,346	221,363	231,433	224,354	232,177
Six years later							234,480	223,829	233,137	226,644	233,853
Seven years later								225,169	233,905	227,147	235,158
Eight years later									233,880	226,928	235,292
Nine years later										226,866	235,343
Ten years later											235,264

	As of and for the Year Ended December 31,
	2019	2018	2017	2016	2015	2014	2013	2012	2011	2010	2009
Reserves re-estimated as of:
One year later		$ 434,272	$ 434,481	$ 434,813	$ 440,268	$ 390,452	$ 357,300	$ 342,767	$ 334,788	$ 314,561	$ 326,676
Two years later			400,312	391,630	406,253	348,660	328,182	308,028	309,096	293,480	294,696
Three years later				372,379	376,201	313,100	295,788	283,592	282,441	273,332	279,542
Four years later					361,335	287,131	274,214	263,787	268,759	254,652	264,697
Five years later						276,309	255,368	250,064	255,925	245,869	252,249
Six years later							248,746	236,373	248,353	238,404	247,023
Seven years later								232,657	239,476	235,047	242,223
Eight years later									237,497	229,623	240,150
Nine years later										228,827	237,042
Ten years later											236,504

Cumulative
(redundancy) deficiency 2019		(42,049)	(90,657)	(104,218)	(124,381)	(144,458)	(145,922)	(139,000)	(114,601)	(122,417)	(138,328)

	As of and for the Year Ended December 31,
	2019	2018	2017	2016	2015	2014	2013	2012	2011	2010	2009
Gross liability-end of year	$ 610,566	$ 584,719	$ 574,054	$ 560,321	$ 553,977	$ 482,012	$ 455,014	$ 423,842	$ 403,872	$ 404,391	$ 439,706
Reinsurance recoverables	122,372	108,398	83,085	83,724	68,261	61,245	60,346	52,185	51,774	53,147	64,874
Net liability-end of year	488,194	476,321	490,969	476,597	485,716	420,767	394,668	371,657	352,098	351,244	374,832
Gross estimated liability-latest		545,200	489,507	436,654	393,841	316,696	282,126	260,501	264,326	253,679	267,974
Reinsurance recoverables-latest		110,927	89,195	64,275	32,506	40,387	33,380	27,844	26,829	24,852	31,470
Net estimated liability-latest		434,272	400,312	372,379	361,335	276,309	248,746	232,657	237,497	228,827	236,504

In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods. Thus, if the 2019 estimate for a previously incurred loss was $150 and the loss was reserved at $100 in 2015, the $50 deficiency (later estimate minus original estimate) would be included in the cumulative (redundancy) deficiency in each of the years 2015-2019 shown in the table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies from the table.

The table shows that we have substantially benefited in the current and prior years from releasing redundant reserves. In the years ended December 31, 2019, 2018, and 2017 we decreased loss reserves related to prior years by $42,049, $56,488 and $41,784, respectively. Reserves and development are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2019 protected us in the event of a "139-year storm" (that is, a storm of a severity expected to occur once in a 139-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan"). In 2019, we purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000.  Our reinsurers’ co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $50,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer, and 80.0% of $265,000 for the 4th layer.

For 2020, we have purchased the same four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000. Our reinsurers’ co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $50,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer and 80% of $265,000 for the 4th layer. As a result of the changes to the models, our catastrophe reinsurance in 2020 protects us in the event of a “137-year storm.”

We also have casualty excess of loss reinsurance for large casualty losses occurring in our automobile, homeowners, dwelling fire, business owner, and commercial package lines of business in excess of $2,000 up to a maximum of $10,000. We have property excess of loss reinsurance coverage for large property losses, with coverage in excess of $2,000 up to a maximum of $20,760, for our homeowners, business owner, and commercial package policies. In addition, we have liability excess of loss reinsurance for umbrella large losses in excess of $1,000 up to a maximum of $10,000. We also have various reinsurance agreements with Hartford Steam Boiler Inspection and Insurance Company, of which the primary contract is a quota share agreement under which we cede 100% of the premiums and losses for the equipment breakdown coverage under our business owner policies and commercial package policies.

Our reinsurance program excludes coverage for acts of terrorism. The Terrorism Risk Insurance Act of 2002 ("TRIA") was signed into law on November 26, 2002, and expired December 31, 2005. The Terrorism Risk Insurance Extension Act of 2005 was signed into law on December 22, 2005, and expired December 31, 2007. The Terrorism Risk Insurance Extension Act of 2007 ("TRIEA") was signed into law on December 26, 2007 which reauthorized TRIA for seven years, expanded the definition of an "Act of Terrorism" while expanding the private sector role and reducing the federal share of compensation for insured losses under the program. TRIA expired on December 31, 2014, but on January 12, 2015 Congress reauthorized TRIA retroactive to January 1, 2015 with the program now lasting through 2020. The Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”) was signed into law on December 20, 2019 which extended TRIA through the year 2027. The intent of this legislation is to provide federal assistance to the insurance industry for the needs of commercial insurance policyholders with the potential exposure for losses due to acts of terrorism. The TRIEA provides reinsurance for certified acts of terrorism.

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

At December 31, 2019, we also had $150,945 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

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

Our principal competitors within the Massachusetts private passenger automobile insurance market are MAPFRE SA, Government Employees Insurance Company and Liberty Mutual Insurance Company, which held 23.6%, 13.4% and 8.6% market shares based on premiums, respectively, in 2019 according to CAR.

We are the largest writer of commercial automobile insurance in Massachusetts with a market share of 15.3%. Other principal competitors in the Massachusetts commercial automobile insurance market are MAPFRE SA, Arbella Mutual Insurance Company and The Travelers Indemnity Insurance Company, which held 14.8%, 11.1% and 7.4% market shares based on premium, respectively, according to CAR. This includes our share of residual market business as one of four servicing carriers in CAR’s Commercial Automobile Program and one of two servicing carriers in CAR’s Taxi/Limo Program.

We are the third largest writer of homeowners insurance business in Massachusetts, with a market share of 7.2% in 2018. Our principal competitors within the Massachusetts homeowners insurance market are MAPFRE SA, Liberty Mutual and Chubb, which held 13.3%, 10.3% and 6.6% market shares respectively in 2018 (according to S&P Global Market Intelligence).

Employees

At December 31, 2019, we employed 609 employees who all work in the New England region. Approximately half of our employees take part in a work from home program that helps contribute to a flexible work-life balance and allows the Company to minimize the real estate rented at our home office. Our employees are not covered by any collective bargaining agreement.

We create a workplace where all employees are treated with dignity and respect, and individual differences are valued, all with the goal of securing the trust and satisfaction of our employees. The Company is committed to a policy of inclusiveness and is committed to actively seeking out highly-qualified candidates with diverse gender, race, color, religion, ethnicity, age, marital status, handicap, sexual orientation, gender identity or expression, and backgrounds.

We foster this culture through our robust learning and development program and our competitive compensation and health and benefit programs.

Our employees give both their time and their financial resources to charities of all types, and the company promotes corporate citizenship through charitable donations and company-sponsored volunteer activities. Safety is committed to making a positive impact on the communities where our employees live and work through our matching gift program, corporate giving and employee volunteerism. We help employees amplify their community impact by providing the majority of our employees with a 1:1 match on their donations to recognized charitable organizations.

The reputation of the Company depends on the conduct of its Board of Directors, officers, and employees. Every employee who is associated with Safety must play a part in maintaining our corporate reputation for the highest ethical standards. Management considers our relationship with our employees to be strong.

Investments

Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings. Our investment objective is to focus on maximizing total returns while investing conservatively. We maintain a high-quality investment portfolio consistent with our established investment policy. As of December 31, 2019, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

According to our investment guidelines, no more than 2.0% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities). In addition, no more than 0.5% of our portfolio may be invested in securities of any one issuer rated "Baa," or the lowest investment grade assigned by Moody's. Of the less than 15.0% of our portfolio invested in senior bank loans and high yield bonds at December 31, 2019, no more than 5.0% may be invested in the securities of any one issuer, no more than 10.0% may be invested in any issuers total outstanding debt issue, and a maximum of 10.0% may be invested in securities unrated or rated "B-" or below by Moody's. We continually monitor the mix of taxable and tax-exempt securities in an attempt to maximize our total after-tax return. We utilize the services of third-party investment managers.

We believe that the incorporation of material, non-financial factors into investment selection and risk management has the potential to enhance long-term investment returns. We incorporate Environmental, Social & Governance (“ESG”) factors managed for us by third-party investment managers. We measure our exposure to ESG risks at both individual asset classes and total portfolio levels.

The following table reflects the composition of our investment portfolio as of December 31, 2019 and 2018.

	As of December 31,
	2019		2018
	Estimated	% of	Estimated	% of
	Fair Value	Portfolio	Fair Value	Portfolio
U.S. Treasury Securities	$1,512	0.1%	$1,777	0.1%
Obligations of states and political subdivisions	251,396	17.4	266,198	20.0
Residential mortgage-backed securities (1)	307,202	21.3	297,023	22.3
Commercial mortgage-backed securities	109,738	7.6	60,336	4.5
Other asset-backed securities	36,222	2.5	61,076	4.6
Corporate and other securities	521,970	36.2	475,452	35.7
Subtotal, fixed maturity securities	1,228,040	85.1	1,161,862	87.2
Equity securities (2)	177,637	12.3	148,011	11.0
Other invested assets (3)	37,278	2.6	23,481	1.8
	$1,442,955	100.0%	$1,333,354	100.0%

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

The following table reflects our investment results for each of the three-year period ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
Average cash and invested securities (at cost)	$1,365,830	$1,317,380	$1,268,728
Net investment income (1)	$46,665	$43,788	$38,758
Net effective yield (2)	3.4%	3.3%	3.1%

(1) After investment expenses, excluding realized investment gains or losses.

(2) Net investment income for the period divided by average invested securities and cash for the same period.

As of December 31, 2019, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured, senior bank loans and high yield bonds.

The composition of our fixed income security portfolio by rating is presented in the following table.

	As of December 31,
	2019		2018
	Estimated		Estimated
	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$308,713	25.1%	$298,800	25.7%
Aaa/Aa	320,532	26.1	299,725	25.8
A	247,334	20.1	214,263	18.4
Baa	175,147	14.3	175,890	15.1
Ba	65,010	5.3	58,050	5.0
B	86,595	7.1	81,415	7.0
Caa/Ca	2,896	0.2	7,660	0.7
Not rated	21,813	1.8	26,059	2.3
Total	$1,228,040	100.0%	$1,161,862	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

The Securities Valuation Office of the National Association of Insurance Commissioners (the "SVO") evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. SVO ratings are reviewed at least annually. At December 31, 2019, 71.9% of our available for sale fixed maturity investments were rated Category 1 and 14.4% were rated Category 2, the two highest ratings assigned by the SVO.

The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2019.

	As of December 31, 2019
	Estimated
	Fair Value	Percent
Due in one year or less	$47,146	3.8%
Due after one year through five years	317,821	25.9
Due after five years through ten years	321,000	26.1
Due after ten years through twenty years	87,952	7.2
Due after twenty years	961	0.1
Asset-backed securities (1)	453,160	36.9
Totals	$1,228,040	100.0%

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

Ratings

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns the Company an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on April 23, 2019. Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from

"A++ (Superior)" to "D (Poor)." Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have an excellent ability to meet their ongoing obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the Company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence.  A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

In assigning the Company’s rating, A.M. Best recognized its solid risk-adjusted capitalization, conservative operating strategy, and long-standing agency relationships. A.M. Best also noted among our positive attributes our favorable investment leverage, our disciplined underwriting approach, and our expertise in the closely managed Massachusetts automobile insurance market.  A.M. Best cited other factors that partially offset these positive attributes, including our concentration of business in the Massachusetts private passenger automobile market which exposes our business to regulatory actions.

Supervision and Regulation

Introduction.  Our principal operations are conducted through the Insurance Subsidiaries which are subject to comprehensive regulation by state insurance departments, primarily through our domestic regulator, the Massachusetts Division of Insurance, of which the Commissioner is the senior official. The Commissioner is appointed by the Governor. We are subject to the authority of the Commissioner in many areas of our business under Massachusetts law, including:

●our licenses to transact insurance;
●the rates and policy forms we may use;
●our financial condition including the adequacy of our reserves and provisions for unearned premium;
●the solvency standards that we must maintain;
●the type and size of investments we may make;
●the prescribed or permitted statutory accounting practices we must use; and
●the nature of the transactions we may engage in with our affiliates.

In addition, the Commissioner periodically conducts financial and market conduct examinations of all licensees domiciled in Massachusetts. Our most recent financial condition examination was for the five-year period ending December 31, 2013. The Division had no material findings as a result of this examination. The Division recently began their review of the period five-year period ending December 31, 2018.

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

Insurance Regulation Concerning Dividends.  We rely on dividends from the Insurance Subsidiaries for our cash requirements. The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the shareholders of an insurance company. The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time. As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10.0% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2019, the statutory surplus of Safety Insurance was $704,177 and its net income for 2019 was $75,469. A maximum of $75,469 will be available during 2020 for such dividends without prior approval of the Commissioner.

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

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In 2019, 2018, and 2017 all our ratios for all our Insurance Subsidiaries were within the normal range.

Risk-Based Capital Requirements.  The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

●underwriting, which encompasses the risk of adverse loss developments and inadequate pricing;

●declines in asset values arising from market and/or credit risk; and

●off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and reserve and premium growth.

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

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2019, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.

Own Risk Solvency Assessment.  On January 11, 2017, the Division adopted the National Association of Insurance Commissioners’ Own Risk Solvency Assessment (“ORSA”) Act requiring the Company to file its assessment on an annual basis. ORSA is an internal process undertaken by an insurer or insurance group to assess the adequacy of its risk management and current and prospective solvency positions under normal and severe stress scenarios. We have completed this filing for the 2019 period.

Executive Officers and Directors

On December 4, 2019, the Company announced that William J. Begley, Jr., current Vice President, Chief Financial Officer and Secretary of the Company will retire effective March 1, 2020. The Board of Directors appointed Christopher T. Whitford, current Controller of the Company, as Vice President, Chief Financial Officer and Secretary, effective March 2, 2020. Mr. Whitford is a Certified Public Accountant who has been employed as the Company’s Controller since 2012. He began his career at PricewaterhouseCoopers in 2005. Mr. Whitford also serves on the Audit Committee of Guaranty Fund Management Services and the FAIR Plan.

The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

			Years
			Employed
Name	Age (1)	Position	by Safety
George M. Murphy	53	President, Chief Executive Officer	31
William J. Begley, Jr.	65	Vice President, Chief Financial Officer and Secretary	34
James D. Berry	60	Vice President - Underwriting	37
John P. Drago	53	Vice President - Marketing	25
David E. Krupa	59	Vice President - Property Claims	37
Ann M. McKeown	52	Vice President - Insurance Operations	30
Paul J. Narciso	56	Vice President - Casualty Claims	29
Stephen A. Varga	52	Vice President - Management Information Systems	27
David F. Brussard	68	Chairman of the Board, Director	-
Frederic H. Lindeberg	79	Director	-
Peter J. Manning	81	Director	-
David K. McKown	82	Director	-
Thalia M. Meehan	58	Director	-
___________________
(1) As of February 16, 2020

George M. Murphy, CPCU, was appointed President and Chief Executive Officer of the Company effective April 1, 2016. He previously was the Vice President of Marketing since October 1, 2005. Mr. Murphy was appointed to the Board of Directors and to the Investment Committee in February 2016. Mr. Murphy has been employed by the Insurance Subsidiaries for over 31 years. Mr. Murphy is also on the Board of Trustees of the Insurance Library Association of Boston.

William J. Begley, Jr. was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 4, 2002. Mr. Begley has been employed by the Insurance Subsidiaries for over 34 years. Mr. Begley also serves on the Audit Committee and Investment Committee of Guaranty Fund Management Services, and is a member of the Board of Directors of the Massachusetts Insurers Insolvency Fund.

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

John P. Drago was appointed Vice President of Marketing on February 1, 2016. Mr. Drago has been employed by the Insurance Subsidiaries for over 25 years and most recently served as Director of Marketing.

David E. Krupa, CPCU, was appointed Vice President of Property Claims of the Company on March 4, 2002. Mr. Krupa has been employed by the Insurance Subsidiaries for over 37 years. Mr. Krupa was first employed by the Company in 1982 and held a series of management positions in the Claims Department before being appointed Vice President in 1990. Mr. Krupa has served on the Auto Damage Appraisers Licensing Board of Massachusetts and on several claims committees both at the Automobile Insurers Bureau of Massachusetts and CAR.

Ann M. McKeown was appointed Vice President of Insurance Operations of the Company on July 1, 2015. Ms. McKeown has been employed by the Insurance Subsidiaries for over 30 years wherein she has held management positions in the Underwriting, Information Technology, and Insurance Operations departments. Ms. McKeown has served on the MAIP Steering and Operations Committees of CAR.

Paul J. Narciso was appointed Vice President of Casualty Claims of the Company on August 5, 2013.  Mr. Narciso has held various adjusting and claims management positions with the Company since 1990.  Mr. Narciso has 33 years of claim experience having worked at two national carriers prior to joining Safety.  He currently serves on the Governing Board of the Massachusetts Insurance Fraud Bureau and the Claims Subcommittee at Commonwealth Automobile Reinsurers.

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

Thalia M. Meehan was appointed Director of the Company on July 3, 2017. Ms. Meehan has also been appointed to serve as a member of the Investment Committee of the Board. Ms. Meehan, a Chartered Financial Analyst, has over 30 years of experience in the investment sector.  Ms. Meehan retired from Putnam Investments in 2016 with 27 years of experience and most recently served as a Team Leader and Portfolio Manager at Putnam Investments. Ms. Meehan currently serves on the board of Cambridge Bancorp where she is a member of the Trust and Asset and Liability Committees and also currently serves on the Municipal Securities Rulemaking Board and the Strategic Advisory Committee of Build America Mutual.

ITEM 1A.    RISK FACTORS

An investment in our common stock involves a number of risks. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition, and a corresponding decline in the market price of our common stock.

With a concentration of private passenger automobile insurance, our business may be adversely affected by conditions in this industry.

Approximately 54.8% of our direct written premiums for the year ended December 31, 2019, were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

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

General Regulation. We are subject to regulation by the state insurance department of each state in which we do business. In each jurisdiction, we must comply with various laws and regulations, including those involving:

●approval or filing of premium rates and policy forms;
●limitation of the right to cancel or non-renew policies in some lines;
●requirements to participate in residual markets;
●licensing of insurers and agents; and
●regulation of the right to withdraw from markets or terminate involvement with agencies;

We also are subject to enhanced regulation by our domestic regulator, the Massachusetts Division of Insurance, from which we must obtain prior approval for certain corporate actions. Among other things, we must comply with laws and regulations governing:

●transactions between an insurance company and any of its affiliates;
●the payment of dividends;
●the acquisition of an insurance company or of any company controlling an insurance company;
●solvency standards;
●minimum amounts of capital and surplus which must be maintained;
●limitations on types and amounts of investments;
●restrictions on the size of risks which may be insured by a single company;
●deposits of securities for the benefit of policyholders; and
●reporting with respect to financial condition.

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

A.M. Best has currently assigned Safety Insurance an "A (Excellent)" rating. An "A" rating is A.M. Best's third highest rating, out of 13 possible rating classifications for solvent companies. An "A" rating is assigned to insurers that in A.M. Best's opinion have an excellent ability to meet their ongoing obligations to policyholders. Moreover, an "A" rating is assigned to companies that have, on balance, excellent balance sheet strength, operating performance and business profile when compared to the standards established by A.M. Best. A.M. Best bases its ratings on factors that concern policyholders and not upon factors concerning investor protection. Such ratings are subject to change and are not recommendations to buy, sell, or hold securities. An important factor in an insurer's ability to compete effectively is its A.M. Best rating. Our A.M. Best rating is lower than those of some of our competitors. Any future decrease in our rating could affect our competitive position.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2019, based upon fair value measurement, 85.1% of our investment portfolio was invested in fixed maturity securities, 12.3% in equity securities and 2.6% in other invested assets. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors.

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

Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock hold approximately 48.9% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time. Sales of substantial amounts of our common stock in the public market by our existing shareholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

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

ITEM 2.    PROPERTIES

We conduct most of our operations in approximately 75 thousand square feet of leased space at 20 Custom House Street in downtown Boston, Massachusetts. Our lease will expire on December 31, 2028. This real estate space was remodeled in 2018 and included capital expenditures to update lighting as well as heating, ventilation and air condition systems with state of the art and environmentally focused technologies.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 6, 2020, there were 22 holders of record of the Company's common stock, par value $0.01 per share, and we estimate another 10,253 held in "Street Name."

The closing price of the Company's common stock on February 10, 2020 was $93.55 per share. The Company’s common stock trades on the NASDAQ stock exchange under the symbol SAFT.

During 2019 and 2018, the Company’s Board of Directors declared four quarterly cash dividends to shareholders, which were paid and accrued in the amounts of $52,392 and $49,330, respectively. On February 14, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.90 per share to shareholders of record on March 2, 2020 payable on March 16, 2020. The Company plans to continue to declare and pay quarterly cash dividends in 2020, depending on the Company's financial position and the regularity of its cash flows.

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

The information called for by Item 201 (d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 20, 2020 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2019 (the Company's fiscal year end), and such information is incorporated herein by reference.

For information regarding our share repurchase program, refer to Item 8—Financial Statements and Supplementary Data, Note 13, Share Repurchase Program, of this Form 10-K.

COMMON STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Stock, for the period beginning on December 31, 2014 and ending on December 31, 2019 with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of five selected property & casualty insurance companies over the same period. The peer group consists of Protective Insurance Corp., Mercury General Corp., State Auto Financial Corp., Selective Insurance Group, Inc., and Donegal Group, Inc. The graph shows the change in value of an initial one hundred dollar investment over the period indicated, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since December 31, 2014 Among
Safety Insurance Group, Inc.,
Property & Casualty Insurance Peer Group and the NASDAQ Stock Market Index

$190
$170
$150
$130
$110
$90
$178
$159
$152
$146
$149
$148
$140
$132
$134
$127
$120
$100
$105
$99
$93

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Safety Insurance Group, Inc.	$100	$93	$127	$144	$152	$178
Property & Casualty Insurance Peer Group	$100	$105	$134	$148	$146	$149
NASDAQ Stock Market Index	$100	$99	$120	$140	$132	$159

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2019, 2018, 2017, 2016 and 2015.

The selected historical consolidated financial data for the years ended December 31, 2019, 2018, and 2017, and as of December 31, 2019 and 2018 have been derived from the financial statements of Safety Insurance Group, Inc. included in this annual report which have been audited. The selected historical consolidated financial data for the years ended December 31, 2016 and 2015 and as of December 31, 2017, 2016 and 2015 has been derived from Safety Insurance Group, Inc.'s consolidated financial statements not included in this annual report, which have been audited.

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
Direct written premiums	$852,404	$843,675	$827,316	$811,559	$785,730
Net written premiums	$794,409	$786,912	$781,054	$766,470	$746,180
Net earned premiums	$788,777	$781,587	$774,420	$755,760	$738,164
Net investment income	46,665	43,788	38,758	38,413	40,534
Earnings from partnership investments	1,937	6,915	2,082	3,185	2,387
Net realized gains (losses) on investments	2,976	3,226	6,036	5,559	(469)
Change in net unrealized gains on equity investments	21,454	(16,324)	-	-	-
Net impairment losses on investments	(889)	(228)	(256)	(798)	(796)
Finance and other service income	16,833	17,533	18,073	17,703	18,133
Total revenue	877,753	836,497	839,113	819,822	797,953
Losses and loss adjustment expenses	509,846	485,513	503,887	493,433	612,569
Underwriting, operating and related expenses	244,136	246,643	248,436	233,017	213,939
Interest expense	90	90	90	90	90
Total expenses	754,072	732,246	752,413	726,540	826,598
Income (loss) before income taxes	123,681	104,251	86,700	93,282	(28,645)
Income tax expense (credit)	24,080	21,056	24,313	28,697	(14,792)
Net income (loss)	$99,601	$83,195	62,387	64,585	(13,853)
Earnings (loss) per weighted average common share:
Basic	$6.52	$5.48	$4.13	$4.29	$(0.93)
Diluted	$6.46	$5.43	$4.10	$4.27	$(0.93)
Cash dividends paid per common share	$3.40	$3.20	$3.00	$2.80	$2.80

Number of shares used in computing earnings (loss) per share:
Basic	15,201,132	15,080,269	15,010,751	14,946,453	14,866,607
Diluted	15,337,807	15,229,898	15,135,348	15,032,263	14,866,607

	Years Ended December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total cash and investment securities	$1,487,362	$1,370,936	$1,348,763	$1,300,558	$1,256,937
Total assets	2,022,669	1,856,240	1,807,279	1,758,246	1,703,869
Losses and loss adjustment expense reserves	610,566	584,719	574,054	560,321	553,977
Total liabilities	1,214,263	1,137,596	1,106,263	1,087,520	1,059,370
Total shareholders' equity	808,406	718,644	701,016	670,726	644,499
GAAP Ratios:
Loss ratio (1)	64.6%	62.1%	65.1%	65.3%	83.0%
Expense ratio (1)	31.0	31.6	32.1	30.8	29.0
Combined ratio (1)	95.6%	93.7%	97.2%	96.1%	112.0%

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

We are a leading provider of private passenger automobile (54.8% of our direct written premiums in 2019), commercial auotomobile, (17.3% of 2019 direct written premiums), and homeowners (23.0% of 2019 direct written premiums) insurance. In addition to these coverages, we offer a portfolio of other insurance products, including dwelling fire, umbrella and business owner policies (totaling 4.9% of 2019 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 892 in 1,120 locations throughout these three states during 2019. We have used these relationships and our extensive knowledge of the market to become the third largest private passenger automobile carrier and the largest commercial automobile carrier in Massachusetts, capturing an approximate 8.8% and 15.3% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2019, according to statistics compiled by CAR based on automobile exposures. We are the third largest homeowners insurance carrier in Massachusetts, with a market share of 7.2% in 2018. Our principal competitors within the Massachusetts homeowners insurance market are MAPFRE SA, Liberty Mutual Insurance and Chubb, which held 13.3%, 10.3% and 6.6% market shares respectively in 2018 (according to S&P Global Market Intelligence).

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and Maine in 2016. The table below shows the amount of direct written premiums and number of policies written in each state during the years ended December 31, 2019, 2018, and 2017.

	Years Ended December 31,
Direct Written Premiums	2019	2018	2017
Massachusetts	$819,534	$813,857	$799,427
New Hampshire	31,676	29,159	27,637
Maine	1,194	659	252
Total	$852,404	$843,675	$827,316

Recent Trends and Events

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

Catastrophe losses incurred by the type of event are shown in the following table.

	Years Ended December 31,
Event	2019	2018	2017
Windstorms and hailstorms	$5,123	$14,426	$6,700
Total losses incurred (1)	$5,123	$14,426	$6,700

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

Statutory Accounting Principles

Our results are reported in accordance with GAAP, which differ from amounts reported in accordance with statutory accounting principles ("SAP") as prescribed by insurance regulatory authorities, which in general reflect a liquidating, rather than going concern concept of accounting. Specifically, under GAAP:

●	Policy acquisition costs such as commissions, premium taxes and other variable costs incurred which are directly related to the successful acquisition of a new or renewal insurance contract are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

●	Certain assets are included in the consolidated balance sheets whereas, under SAP, such assets are designated as "nonadmitted assets," and charged directly against statutory surplus. These assets consist primarily of premium receivables that are outstanding over ninety days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements and prepaid expenses.

●	Amounts related to ceded reinsurance are shown gross of ceded unearned premiums and reinsurance recoverables, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

●	Fixed maturities securities, which are classified as available-for-sale, are reported at current fair values, rather than at amortized cost, or the lower of amortized cost or market, depending on the specific type of security, as required by SAP.

●	The differing treatment of income and expense items results in a corresponding difference in federal income tax expense. Changes in deferred income taxes are reflected as an item of income tax benefit or expense, rather than recorded directly to surplus as regards policyholders, as required by SAP. Admittance testing may result in a charge to unassigned surplus for non-admitted portions of deferred tax assets. Under GAAP reporting, a valuation allowance may be recorded against the deferred tax asset and reflected as an expense.

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

Our GAAP insurance ratios are presented in the following table for the periods indicated.

	Years Ended December 31,
	2019	2018	2017
GAAP ratios:
Loss ratio	64.6%	62.1%	65.1%
Expense ratio	31.0	31.6	32.1
Combined ratio	95.6%	93.7%	97.2%

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At December 31, 2019, there were 293,031 shares available for future grant. Grants outstanding under the Plans as of December 31, 2019, were comprised of 162,307 restricted shares.

Grants made under the Incentive Plan during the years 2017 through 2019 were as follows.

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS - Service	February 22, 2017	19,120	$73.55	3 years, 30%-30%-40%
RS - Service	February 22, 2017	16,106	$73.55	5 years, 20% annually
RS - Performance	February 22, 2017	29,829	$74.96	3 years, cliff vesting (3)
RS	February 22, 2017	4,000	$73.55	No vesting period (2)
RS	July 1, 2017	1,000	$68.30	No vesting period (2)
RS - Service	February 26, 2018	34,451	$75.05	3 years, 30%-30%-40%
RS - Performance	February 26, 2018	31,668	$75.05	3 years, cliff vesting (3)
RS	February 26, 2018	5,000	$75.05	No vesting period (2)
RS - Performance	August 1, 2018	164	$92.30	No vesting period (4)
RS - Service	February 26, 2019	28,778	$92.52	3 years, 30%-30%-40%
RS - Performance	February 26, 2019	23,191	$92.52	3 years, cliff vesting (3)
RS	February 26, 2019	5,000	$92.52	No vesting period (2)
RS - Performance	February 26, 2019	40,256	$92.52	No vesting period (4)

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the FAIR Plan. The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models. As of January 1, 2019, we have purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000. Our reinsurers’ co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $50,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer and 80.0% of $265,000 for the 4th layer. As a result of the changes to the models, our catastrophe reinsurance in 2019 protects us in the event of a “139-year storm” (that is, a storm of a severity expected to occur once in a 139-year period). Most of our reinsurers have an A.M. Best rating of “A+” (Superior) or “A” (Excellent).

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

We also had $150,945 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

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

Results of Operations

The following table shows certain of our selected financial results.

	Years Ended December 31,
	2019	2018	2017
Direct written premiums	$852,404	$843,675	$827,316
Net written premiums	$794,409	$786,912	$781,054
Net earned premiums	$788,777	$781,587	$774,420
Net investment income	46,665	43,788	38,758
Earnings from partnership investments	1,937	6,915	2,082
Net realized gains on investments	2,976	3,226	6,036
Change in net unrealized gains on equity investments	21,454	(16,324)	—
Net impairment losses on investments	(889)	(228)	(256)
Finance and other service income	16,833	17,533	18,073
Total revenue	877,753	836,497	839,113
Loss and loss adjustment expenses	509,846	485,513	503,887
Underwriting, operating and related expenses	244,136	246,643	248,436
Interest expense	90	90	90
Total expenses	754,072	732,246	752,413
Income before income taxes	123,681	104,251	86,700
Income tax expense	24,080	21,056	24,313
Net income	$99,601	$83,195	$62,387
Earnings per weighted average common share:
Basic	$6.52	$5.48	$4.13
Diluted	$6.46	$5.43	$4.10
Cash dividends paid per common share	$3.40	$3.20	$3.00

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$99,601	$83,195	$62,387
Exclusions from net income:
Net realized gains on investments	(2,976)	(3,226)	(6,036)
Change in net unrealized gains on equity investments	(21,454)	16,324	-
Net impairment losses on investments	889	228	256
Income tax benefit (expense)	4,944	(2,798)	2,023
Non-GAAP Operating income	$81,004	$93,723	$58,630

Net income per diluted share	$6.46	$5.43	$4.10
Exclusions from net income:
Net realized gains on investments	(0.19)	(0.21)	(0.40)
Change in net unrealized gains on equity investments	(1.40)	1.07	-
Net impairment losses on investments	0.06	0.01	0.02
Income tax benefit (expense)	0.32	(0.18)	0.12
Non-GAAP Operating income per diluted share	$5.25	$6.12	$3.84

YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018

Direct Written Premiums.  Direct written premiums for the year ended December 31, 2019 increased by $8,729, or 1.0%, to $852,404 from $843,675 for the comparable 2018 period. The 2019 increase occurred primarily in our commercial automobile and homeowners business lines.

Net Written Premiums.  Net written premiums for the year ended December 31, 2019 increased by $7,497, or 1.0%, to $794,409 from $786,912 for the comparable 2018 period.

Net Earned Premiums.  Net earned premiums for the year ended December 31, 2019 increased by $7,190, or 0.9%, to $788,777 from $781,587 for the comparable 2018 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Year Ended December 31,
	2019	2018
Written Premiums
Direct	$852,404	$843,675
Assumed	32,391	32,403
Ceded	(90,386)	(89,166)
Net written premiums	$794,409	$786,912

Earned Premiums
Direct	$845,102	$836,759
Assumed	32,853	32,196
Ceded	(89,178)	(87,368)
Net earned premiums	$788,777	$781,587

Net Investment Income.  Net investment income for the year ended December 31, 2019 increased by $2,877, or 6.6%, to $46,665 from $43,788 for the comparable 2018 period. The increase is a result of an increase in the average invested asset balance and improved investment income yields compared to the prior year. Net effective annual yield on the investment portfolio was 3.4% for the year ended December 31, 2019 compared to 3.3% for the year ended December 31, 2018. Our duration was 3.3 years at December 31, 2019, compared to 3.6 years at December 31, 2018.

Earnings from Partnership Investments. Earnings from partnership investments were $1,937 for the year ended December 31, 2019 compared to $6,915 for the year ended December 31, 2018. The 2018 earnings reflects an increase in investment appreciation and cash proceeds received as return on capital. Timing and generation of these return on capital can vary based on the results and transactions of the underlying partnerships.

Net Realized Gains on Investments.  Net realized gains on investments were $2,976 for the year ended December 31, 2019 compared to $3,226 for the comparable 2018 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of December 31, 2019
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,504	$8	$—	$—	$1,512
Obligations of states and political subdivisions	241,597	9,799	—	—	251,396
Residential mortgage-backed securities (1)	301,503	6,608	(909)	—	307,202
Commercial mortgage-backed securities	106,902	3,233	(397)	—	109,738
Other asset-backed securities	36,068	218	(64)	—	36,222
Corporate and other securities	504,783	18,455	(1,268)	—	521,970
Subtotal, fixed maturity securities	1,192,357	38,321	(2,638)	—	1,228,040
Equity securities (2)	151,121	27,879	(1,363)	—	177,637
Other invested assets (5)	37,278	—	—	—	37,278
Totals	$1,380,756	$66,200	$(4,001)	$—	$1,442,955

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

(3) Our investment portfolio included 229 securities in an unrealized loss position at December 31, 2019.

(4)  Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive (loss) income.

(5)  Other invested assets are accounted for under the equity method which approximates fair value.

The composition of our fixed income security portfolio by rating was as follows:

	As of December 31, 2019
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$308,713	25.1%
Aaa/Aa	320,532	26.1
A	247,334	20.1
Baa	175,147	14.3
Ba	65,010	5.3
B	86,595	7.1
Caa/Ca	2,896	0.2
Not rated	21,813	1.8
Total	$1,228,040	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of December 31, 2019, our portfolio of fixed maturity investments was principally comprised of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also presents the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Residential mortgage-backed securities	61,933	409	31,655	500	93,588	909
Commercial mortgage-backed securities	36,398	397	866	—	37,264	397
Other asset-backed securities	21,281	64	462	—	21,743	64
Corporate and other securities	26,386	481	13,718	787	40,104	1,268
Subtotal, fixed maturity securities	145,998	1,351	46,701	1,287	192,699	2,638
Equity securities	8,849	391	14,143	972	22,992	1,363
Total temporarily impaired securities	$154,847	$1,742	$60,844	$2,259	$215,691	$4,001

 The unrealized losses in our fixed income and equity portfolio as of December 31, 2019 were reviewed for potential other-than-temporary asset impairments.  The Company held three debt securities at December 31, 2019 with a significant (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment assessment. The Company recognized OTTI of $889 and $228 for the year ended December 31, 2019 and 2018, respectively, which consisted entirely of credit losses related to fixed maturity securities.

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

The majority of unrealized losses recorded on the investment portfolio at December 31, 2019 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For information regarding fair value measurements of our investment portfolio, refer to Item 8—Financial Statements and Supplementary Data, Note 15, Fair Value of Financial Instruments, of this Form 10-K.

Net Impairment Losses on Investments. Net impairment losses on investments were $889 and $228 for the year ended December 31, 2019 and December 31, 2018.

Finance and Other Service Income.  Finance and other service income include revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income decreased by $700, or 4.0%, to $16,833 for the year ended December 31, 2019 from $17,533 for the comparable 2018 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the year ended December 31, 2019 increased by $24,333, or 5.0%, to $509,846 from $485,513 for the comparable 2018 period.

Our GAAP loss ratio for the year ended December 31, 2019 and 2018 was 64.6% and 62.1%, respectively. Our GAAP loss ratio excluding loss adjustment expenses was 56.1% and 54.0% for the years ended December 31, 2019 and 2018, respectively. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2019 was $42,049, compared to $56,488, for the comparable 2018 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the year ended December 31, 2019 decreased by $2,507, or 1.0%, to $244,136 from $246,643 for the comparable 2018 period. Our GAAP expense ratio for the year ended December 31, 2019 decreased to 31.0% from 31.6% for the comparable 2018 period.

Interest Expenses.  Interest expense was $90 for each of the years ended December 31, 2019 and 2018. The credit facility commitment fee included in interest expense was $75 for each of the years ended December 31, 2019 and 2018.

Income Tax Expense   Our effective tax rates were 19.5% and 20.2% for the years ended December 31, 2019 and 2018, respectively. The U.S. Tax Cuts and Jobs Act (the “TCJA”) which became effective on December 22, 2017, reduced the corporate statutory tax rate from 35% to 21%. The effective rates for the years ended December 31, 2019 and 2018 were lower than the statutory rates primarily due to the effects of tax-exempt investment income.

Net Income. Net income for the year ended December 31, 2019 was $99,601 compared to a net income of $83,195 for the comparable 2018 period.

Non-GAAP Operating Income. Non-GAAP operating income as defined above was $81,004 for the year ended December 31, 2019 compared to $93,723 for the year ended December 31, 2018.

The comparison of results for the year ended December 31, 2018 compared to the year ended December 31, 2017 can be found in the Company’s 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019.

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

Net cash provided by operating activities was $112,456, $127,691, and $82,040 during the years ended December 31, 2019, 2018, and 2017, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $52,964, $83,004, and $14,924 for the years ended December 31, 2019, 2018, and 2017, respectively, as purchases of fixed maturity and equity securities exceeded proceeds from the sales, paydowns, calls and maturities of fixed maturity and equity securities.

Net cash used for financing activities was $52,667, $48,813, and $45,460 during the years ended December 31, 2019, 2018 and 2017, respectively. Net cash used for financing activities is primarily comprised of dividend payments to shareholders.

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

Credit Facility

For information regarding our Credit Facility, please refer to Item 8—Financial Statements and Supplementary Data, Note 9, Debt, of this Form 10-K.

Recent Accounting Pronouncements

For information regarding Recent Accounting Pronouncements, please refer to Item 8—Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies, of this Form 10-K.

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our Insurance Subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the

Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2019, the statutory surplus of Safety Insurance was $704,177, and its net income for 2019 was $75,469. As a result, a maximum of $75,469 is available in 2020 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $628,708 at December 31, 2019. During the twelve months ended December 31, 2019, Safety Insurance recorded dividends to Safety of $47,585.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2019 and 2018 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2018	March 1, 2018	March 15, 2018	$0.80	$12,326
May 2, 2018	June 1, 2018	June 15, 2018	$0.80	$12,295
August 1, 2018	September 4, 2018	September 14, 2018	$0.80	$12,312
October 31, 2018	December 3, 2018	December 14, 2018	$0.80	$12,397
February 15, 2019	March 1, 2019	March 15, 2019	$0.80	$12,300
May 1, 2019	June 3, 2019	June 14, 2019	$0.80	$12,371
July 31, 2019	September 3, 2019	September 13, 2019	$0.90	$13,854
October 31, 2019	December 2, 2019	December 13, 2019	$0.90	$13,867

On February 14, 2020, our Board approved and declared a quarterly cash dividend on our common stock of $0.90 per share to be paid on March 16, 2020 to shareholders of record on March 2, 2020. We plan to continue to declare and pay quarterly cash dividends in 2020, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of December 31, 2019, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. At December 31, 2019 and December 31, 2018, the Company had purchased 2,279,570 shares at a cost of $83,835.

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

Contractual Obligations

We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2019, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
	Within	Two to Three	Four to Five	After
	One Year	Years	Years	Five Years	Total
Loss and LAE reserves	$299,177	$268,649	$36,634	$6,106	$610,566
Operating leases	4,998	9,068	7,754	15,405	37,225
Total contractual obligations	$304,175	$277,717	$44,388	$21,511	$647,791

As of December 31, 2019, the Company had loss and LAE reserves of $610,566, unpaid reinsurance recoverables of $122,372 and net loss and LAE reserves of $488,194. Our loss and LAE reserves are estimates as described in more detail under Critical Accounting Policies and Estimates. The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

As part of the Company’s investment activity, we have committed $80,000 to investments in limited partnerships.  The Company has contributed $49,587 to these commitments as of December 31, 2019.  As of December 31, 2019, the remaining committed capital that could be called is $32,721, which includes potential recallable capital distributions.

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

 Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $450,927 to $504,753 as of December 31, 2019 compared to a range of $422,423 to $498,216 as of December 31, 2018. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $488,194 as of December 31, 2019 compared to $476,321 as of December 31, 2018.

 The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2019 and December 31, 2018.

	As of December 31, 2019
Line of Business	Low	Recorded	High
Private passenger automobile	$201,107	$212,521	$216,861
Commercial automobile	98,466	108,261	109,831
Homeowners	83,795	89,360	91,426
All other	67,559	78,052	86,635
Total	$450,927	$488,194	$504,753

	As of December 31, 2018
Line of Business	Low	Recorded	High
Private passenger automobile	$195,940	$220,913	$224,789
Commercial automobile	87,797	96,161	99,854
Homeowners	70,788	82,215	88,210
All other	67,898	77,032	85,363
Total	$422,423	$476,321	$498,216

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31, 2019 and December 31, 2018.

	As of December 31, 2019
Line of Business	Case	IBNR	Total
Private passenger automobile	$257,448	$(44,934)	$212,514
CAR assumed private passenger auto	1	6	7
Commercial automobile	58,303	12,855	71,158
CAR assumed commercial automobile	19,556	17,547	37,103
Homeowners	74,665	5,069	79,734
FAIR Plan assumed homeowners	3,622	6,004	9,626
All other	46,943	31,109	78,052
Total net reserves for losses and LAE	$460,538	$27,656	$488,194

	As of December 31, 2018
Line of Business	Case	IBNR	Total
Private passenger automobile	$253,230	$(32,354)	$220,876
CAR assumed private passenger auto	8	29	37
Commercial automobile	53,541	9,507	63,048
CAR assumed commercial automobile	17,713	15,400	33,113
Homeowners	70,113	2,965	73,078
FAIR Plan assumed homeowners	3,646	5,491	9,137
All other	45,748	31,284	77,032
Total net reserves for losses and LAE	$443,999	$32,322	$476,321

At December 31, 2019 and 2018, our total IBNR reserves for our private passenger automobile line of business were comprised of $(66,422) and $(53,519) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $21,488 and $21,165 related to our estimation for not yet reported losses, respectively.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 47.3% of our total reserves for CAR assumed commercial automobile business as of December 31, 2019 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 62.4% of our total reserves for FAIR Plan assumed homeowners at December 31, 2019 due to similar reporting delays in the information we receive from FAIR Plan.

The following tables present information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of December 31, 2019 and 2018.

	As of December 31, 2019
Line of Business	Retained	Assumed	Net
Private passenger automobile	$212,514
CAR assumed private passenger automobile		$7
Net private passenger automobile			$212,521
Commercial automobile	71,158
CAR assumed commercial automobile		37,103
Net commercial automobile			108,261
Homeowners	79,734
FAIR Plan assumed homeowners		9,626
Net homeowners			89,360
All other	78,052	—	78,052
Total net reserves for losses and LAE	$441,458	$46,736	$488,194

	As of December 31, 2018
Line of Business	Retained	Assumed	Net
Private passenger automobile	$220,876
CAR assumed private passenger automobile		$37
Net private passenger automobile			$220,913
Commercial automobile	63,048
CAR assumed commercial automobile		33,113
Net commercial automobile			96,161
Homeowners	73,078
FAIR Plan assumed homeowners		9,137
Net homeowners			82,215
All other	77,032	-	77,032
Total net reserves for losses and LAE	$434,034	$42,287	$476,321

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the twelve months ended December 31, 2019, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $7,885. Each 1 percentage-point change in the loss and loss expense ratio would have had a $6,229 effect on net income, or $0.41 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the twelve months ended December 31, 2019. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(4,250)	$(2,125)	$—
Estimated increase in net income	3,358	1,679	—
No Change in Severity
Estimated (decrease) increase in reserves	(2,125)	—	2,125
Estimated increase (decrease) in net income	1,679	—	(1,679)
+1 Percent Change in Severity
Estimated increase in reserves	—	2,125	4,250
Estimated decrease in net income	—	(1,679)	(3,358)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,423)	(712)	—
Estimated increase in net income	1,124	562	—
No Change in Severity
Estimated (decrease) increase in reserves	(712)	—	712
Estimated increase (decrease) in net income	562	—	(562)
+1 Percent Change in Severity
Estimated increase in reserves	—	712	1,423
Estimated decrease in net income	—	(562)	(1,124)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,595)	(797)	—
Estimated increase in net income	1,260	630	—
No Change in Severity
Estimated (decrease) increase in reserves	(797)	—	797
Estimated increase (decrease) in net income	630	—	(630)
+1 Percent Change in Severity
Estimated increase in reserves	—	797	1,595
Estimated decrease in net income	—	(630)	(1,260)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,561)	(781)	—
Estimated increase in net income	1,233	617	—
No Change in Severity
Estimated (decrease) increase in reserves	(781)	—	781
Estimated increase (decrease) in net income	617	—	(617)
+1 Percent Change in Severity
Estimated increase in reserves	—	781	1,561
Estimated decrease in net income	—	(617)	(1,233)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2019. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$—	$—
Estimated increase (decrease) in net income	—	—
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(371)	371
Estimated increase (decrease) in net income	293	(293)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(96)	96
Estimated increase (decrease) in net income	76	(76)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $42,049, $56,488 and $41,784 during the years ended December 31, 2019, 2018, and 2017, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2019, 2018 and 2017, respectively. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Year Ended December 31,
Accident Year	2019	2018	2017
2009 & prior	$(828)	$(3,107)	$(1,655)
2010	(330)	(2,316)	(1,583)
2011	(1,222)	(3,567)	(4,439)
2012	(1,359)	(4,714)	(6,152)
2013	(2,689)	(5,154)	(7,748)
2014	(4,525)	(7,123)	(13,989)
2015	(3,557)	(4,070)	1,548
2016	(4,531)	(13,130)	(7,766)
2017	(15,119)	(13,307)	—
2018	(7,889)	—	—
All prior years	$(42,049)	$(56,488)	$(41,784)

At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $42,049, $56,488, and $41,784 for the years ended 2019, 2018, and 2017, respectively. The decreases in prior year reserves in 2019 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $25,623 in our retained automobile reserves and $14,182 in our retained other than auto and homeowner’s reserves, inclusive of the reinsurance recoverable loss. The decreases in prior year reserves in 2018 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $36,266 in our retained automobile reserves and $18,947 in our retained other than auto and homeowner reserves. The decrease in prior year reserves during 2017 is primarily composed of reductions of $29,855 in our retained automobile reserves and $10,201 in our retained homeowners reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2019.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2009 & prior	$(249)	$(128)	$(94)	$(357)	$(828)
2010	(51)	14	—	(293)	(330)
2011	(56)	(287)	(1)	(878)	(1,222)
2012	(924)	10	57	(502)	(1,359)
2013	(1,067)	(313)	(671)	(638)	(2,689)
2014	(2,204)	(819)	(657)	(845)	(4,525)
2015	(3,370)	409	(81)	(515)	(3,557)
2016	(5,474)	(1,269)	(3,754)	5,966	(4,531)
2017	(5,472)	(1,301)	(6,774)	(1,572)	(15,119)
2018	(1,482)	(3,162)	(1,610)	(1,635)	(7,889)
All prior years	$(20,349)	$(6,846)	$(13,585)	$(1,269)	$(42,049)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the year ended December 31, 2019 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2009 & prior	$(221)	$(5)	$(94)	$(357)	$(677)
2010	(51)	14	—	(293)	(330)
2011	(56)	(287)	(1)	(878)	(1,222)
2012	(924)	(42)	65	(502)	(1,403)
2013	(1,067)	(361)	(663)	(638)	(2,729)
2014	(2,204)	(689)	(630)	(845)	(4,368)
2015	(3,370)	604	(18)	(515)	(3,299)
2016	(5,474)	(1,278)	(3,551)	5,966	(4,337)
2017	(5,472)	(1,018)	(6,574)	(1,572)	(14,636)
2018	(1,482)	(2,240)	(1,447)	(1,635)	(6,804)
All prior years	$(20,321)	$(5,302)	$(12,913)	$(1,269)	$(39,805)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the year ended December 31, 2019.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2009 & prior	$(28)	$(123)	$—	$(151)
2010	—	—	—	—
2011	—	—	—	—
2012	—	52	(8)	44
2013	—	48	(8)	40
2014	—	(130)	(27)	(157)
2015	—	(195)	(63)	(258)
2016	—	9	(203)	(194)
2017	—	(283)	(200)	(483)
2018	—	(922)	(163)	(1,085)
All prior years	$(28)	$(1,544)	$(672)	$(2,244)

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of December 31, 2019
Estimated fair value	$1,268,376	$1,228,040	$1,181,724
Estimated increase (decrease) in fair value	$40,336	$—	$(46,316)

As of December 31, 2018
Estimated fair value	$1,203,622	$1,161,862	$1,117,326
Estimated increase (decrease) in fair value	$41,760	$—	$(44,536)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At December 31, 2019, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2019, assuming that all of such debt is outstanding for the entire year.

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

To the Board of Directors and Shareholders of Safety Insurance Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Safety Insurance Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for equity investments in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Loss and Loss Adjustment Expense Reserves

As described in Notes 2 and 11 to the consolidated financial statements, net liabilities for losses and loss adjustment expenses include case basis estimates for open claims reported prior to year-end and estimates of unreported claims and claim adjustment expenses, net of salvage and subrogation. The net loss and loss adjustment expense reserve liability of approximately $488 million as of December 31, 2019 is calculated by management using various actuarial techniques which consider historical data and estimate the impact of various loss development factors, such as the Company’s historical loss experience and that of the industry, trends in claims frequency and severity, the Company’s mix of business, the Company’s claims processing procedures, legislative enhancements, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. As disclosed by management, these actuarial techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting the Company’s ultimate losses, total reserves and resulting incurred but not reported (IBNR) reserves.

The principal considerations for our determination that performing procedures relating to the valuation of loss and loss adjustment expense reserves is a critical audit matter are there was significant judgment by management when developing their estimate of loss and loss adjustment expense reserves. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the various actuarial techniques, which included significant assumptions related to loss development factors. Also, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of loss and loss adjustment expense reserves, including controls over the various actuarial techniques and development of significant assumptions related to loss development factors. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the loss and loss adjustment expense reserves, by line of business, on a test basis, and comparison of this independent estimate to management’s actuarial determined reserves. Developing the independent estimate involved testing the completeness and accuracy of data provided by management and evaluating management’s assumptions related to loss development factors, and independently developing the loss development factors. For certain lines of business, procedures also included, among others, testing the completeness and accuracy of data provided by management and the involvement of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of management’s actuarial techniques and evaluating the reasonableness of assumptions used in those techniques.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2020

We have served as the Company’s auditor since 1983.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,	December 31,
	2019	2018

Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,192,357 and $1,175,413)	$1,228,040	$1,161,862
Equity securities, at fair value (cost: $151,121 and $142,948)	177,637	148,011
Other invested assets	37,278	23,481
Total investments	1,442,955	1,333,354
Cash and cash equivalents	44,407	37,582
Accounts receivable, net of allowance for doubtful accounts	193,369	190,062
Receivable for securities sold	1,784	1,039
Accrued investment income	8,404	8,420
Taxes recoverable	1,003	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	11,319	13,691
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	122,372	108,398
Ceded unearned premiums	35,182	33,974
Deferred policy acquisition costs	74,287	73,355
Deferred income taxes	—	8,749
Equity and deposits in pools	29,791	28,094
Operating lease right-of-use-assets	33,998	—
Other assets	23,798	19,522
Total assets	$2,022,669	$1,856,240

Liabilities
Loss and loss adjustment expense reserves	$610,566	$584,719
Unearned premium reserves	442,219	435,380
Accounts payable and accrued liabilities	75,016	71,896
Payable for securities purchased	6,377	5,156
Payable to reinsurers	12,911	12,220
Deferred income taxes	5,717	—
Taxes payable	—	6,090
Operating lease liabilities	33,998	—
Other liabilities	27,459	22,135
Total liabilities	1,214,263	1,137,596

Commitments and contingencies (Note 7)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,662,779 and 17,566,180 shares issued	177	176
Additional paid-in capital	202,321	196,292
Accumulated other comprehensive income (loss), net of taxes	28,190	(10,706)
Retained earnings	661,553	616,717
Treasury stock, at cost: 2,279,570 shares	(83,835)	(83,835)
Total shareholders’ equity	808,406	718,644
Total liabilities and shareholders’ equity	$2,022,669	$1,856,240

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017

Net earned premiums	$788,777	$781,587	$774,420
Net investment income	46,665	43,788	38,758
Earnings from partnership investments	1,937	6,915	2,082
Net realized gains on investments	2,976	3,226	6,036
Change in unrealized gains on equity investments	21,454	(16,324)	—
Net impairment losses on investments (a)	(889)	(228)	(256)
Finance and other service income	16,833	17,533	18,073
Total revenue	877,753	836,497	839,113

Losses and loss adjustment expenses	509,846	485,513	503,887
Underwriting, operating and related expenses	244,136	246,643	248,436
Interest expense	90	90	90
Total expenses	754,072	732,246	752,413

Income before income taxes	123,681	104,251	86,700
Income tax expense	24,080	21,056	24,313
Net income	$99,601	$83,195	$62,387

Earnings per weighted average common share:
Basic	$6.52	$5.48	$4.13
Diluted	$6.46	$5.43	$4.10

Cash dividends paid per common share	$3.40	$3.20	$3.00

Number of shares used in computing earnings per share:
Basic	15,201,132	15,080,269	15,010,751
Diluted	15,337,807	15,229,898	15,135,348

(a)	No portion of the other-than-temporary impairments recognized in the period indicated were included in Other Comprehensive Income.

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$99,601	$83,195	$62,387

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period, net of income tax expense (benefit) of $10,964, ($5,387), and $6,027.	41,247	(20,267)	12,349
Reclassification adjustment for net realized gains on investments included in net income, net of income tax expense of ($625), ($678), and ($2,112).	(2,351)	(2,549)	(3,923)
Other comprehensive income (loss), net of tax:	38,896	(22,816)	8,426

Comprehensive income	$138,497	$60,379	$70,813

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2016	$174	$184,549	$15,843	$553,995	$(83,835)	$670,726
Net income	—	—	—	62,387	—	62,387
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	8,426	—	—	8,426
Restricted share awards issued	1	362	—	—	—	363
Recognition of employee share-based compensation	—	4,803	—	—	—	4,803
Dividends paid and accrued	—	—	—	(45,689)	—	(45,689)
Balance at December 31, 2017	175	189,714	24,269	570,693	(83,835)	701,016
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018.	—	—	(16,895)	16,895	—	—
Reclassification of certain tax effects from accumulated other comprehensive (loss) income at January 1, 2018.	—	—	4,736	(4,736)	—	—
Net income				83,195		83,195
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(22,816)	—	—	(22,816)
Restricted share awards issued	1	375	—	—	—	376
Recognition of employee share-based compensation	—	6,203	—	—	—	6,203
Dividends paid and accrued	—	—	—	(49,330)	—	(49,330)
Balance at December 31, 2018	176	196,292	(10,706)	616,717	(83,835)	718,644
Cumulative effect of adoption of updated accounting guidance for callable debt securities at January 1, 2019	—	—	—	(2,373)	—	(2,373)
Net income	—	—	—	99,601	—	99,601
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	38,896	—	—	38,896
Restricted share awards issued	1	462	—	—	—	463
Recognition of employee share-based compensation	—	5,567	—	—	—	5,567
Dividends paid and accrued	—	—	—	(52,392)	—	(52,392)
Balance at December 31, 2019	$177	$202,321	$28,190	$661,553	$(83,835)	$808,406

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$99,601	$83,195	$62,387
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	4,922	5,273	6,962
Fixed Asset depreciation, net	5,485	5,467	5,037
Stock based compensation	6,030	6,579	5,166
Provision (credit) for deferred income taxes	4,757	(5,600)	2,085
Net realized gains on investments	(2,976)	(3,226)	(6,036)
Net impairment losses on investments	889	228	256
Earnings from partnership investments	(904)	(650)	(2,082)
Change in net unrealized gains on equity investments	(21,454)	16,324	—
Changes in assets and liabilities:
Accounts receivable	(3,307)	587	(2,953)
Accrued investment income	16	456	(18)
Receivable from reinsurers	(11,602)	(14,228)	5,367
Ceded unearned premiums	(1,208)	(1,799)	(3,590)
Deferred policy acquisition costs	(932)	(1,153)	(1,206)
Taxes recoverable	(1,003)	908	(908)
Other assets	(1,864)	2,565	(5,400)
Loss and loss adjustment expense reserves	25,847	10,665	13,733
Unearned premium reserves	6,839	7,123	10,224
Taxes payable	(6,090)	6,090	(1,110)
Accounts payable and accrued liabilities	3,395	10,678	(6,333)
Payable to reinsurers	691	(1,581)	299
Other liabilities	5,324	(210)	160
Net cash provided by operating activities	112,456	127,691	82,040

Cash flows from investing activities:
Fixed maturities purchased	(219,875)	(304,654)	(205,226)
Equity securities purchased	(28,586)	(66,832)	(27,440)
Other invested assets purchased	(14,794)	(6,648)	(7,492)
Proceeds from sales and paydowns of fixed maturities	135,119	217,221	151,071
Proceeds from maturities, redemptions, and calls of fixed maturities	58,676	63,628	37,868
Proceed from sales of equity securities	23,966	18,654	34,664
Proceeds from other invested assets redeemed	2,124	6,810	7,589
Fixed assets purchased	(9,594)	(11,183)	(5,958)
Net cash used for investing activities	(52,964)	(83,004)	(14,924)

Cash flows from financing activities:
Dividends paid to shareholders	(52,667)	(48,813)	(45,460)
Net cash used for financing activities	(52,667)	(48,813)	(45,460)

Net increase (decrease) in cash and cash equivalents	6,825	(4,126)	21,656
Cash and cash equivalents at beginning of year	37,582	41,708	20,052
Cash and cash equivalents at end of period	$44,407	$37,582	$41,708

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$26,780	$20,115	$23,721
Interest	$75	$75	$75

The accompanying notes are an integral part of these financial statements.

1.	Basis of Presentation

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

The Company is a leading provider of property and casualty insurance focused primarily on the Massachusetts market. The Company’s principal product line is private passenger automobile insurance, which accounted for 54.8% of its direct written premiums in 2019. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, and Safety Property and Casualty Insurance Company (together referred to as the “Insurance Subsidiaries”).

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

2.	Summary of Significant Accounting Policies

Investments

Investments in fixed maturities, which include taxable and non-taxable bonds and redeemable preferred stocks, are reported at fair value. Investments in equity securities, which include interests in common stocks, mutual funds and a real estate investment trust (“REIT”), are reported at fair value. Fair values for fixed maturity securities are based on estimates obtained from independent pricing services. Fair values for equity securities are derived from external market quotations, with the exception of the REIT whose fair value was determined using the trust’s net asset value obtained from its audited financial statements. Short-term investments, which consist of U.S. Treasury securities, are reported at amortized cost, which approximates fair value. Other long-term investments consist of investments in limited partnerships. The partnership interest is accounted for using the equity method of accounting and recorded in earnings from partnership investments. The carrying value of this investment is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, generally on a three month lag. Unrealized gains or losses on fixed maturity securities reported at fair value are excluded from earnings and reported in a separate component of shareholders’ equity, known as “Accumulated other comprehensive income (loss), net of taxes,” until realized. Changes in unrealized gains or losses on equity securities are recognized in earnings. Realized gains or losses on the sale or maturity of investments are determined based on the specific cost identification method. Fixed maturities and equity securities that experience declines in value that are other-than-temporary are written down to fair value with a corresponding charge to net impairment losses on investments.

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

Accounts Receivable

Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2019 and 2018, these allowances were $578 and $482, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

Amounts that vary with and are primarily related to the successful acquisition of a new or renewal insurance contract, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policy. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is not taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $147,945, $146,601, and $144,703 were charged to underwriting, operating and other expenses for the years ended 2019, 2018 and 2017, respectively.

Equity and Deposits in Pools

Equity and deposits in pools represents the net receivable amounts from the residual market mechanisms, Commonwealth Automobile Reinsurers (“CAR”) for automobile and Massachusetts Property Insurance Underwriting Association (“FAIR Plan”) for homeowner insurance in Massachusetts. See Note 10 for a discussion of the Company’s accounting for amounts assumed from residual markets.

Equipment and Leasehold Improvements

Property, equipment, leasehold improvements, and software which are included in other assets are carried at cost less accumulated depreciation. Depreciation is provided using the straight- line or accelerated method over the estimated useful lives of the related assets, which range from 3 to 10 years. Amortization of leasehold improvements is provided using the straight-line method over the term of the lease. The costs of computer software developed or obtained for internal use are capitalized and amortized over the estimated life of the business system, beginning when the software is ready for its intended use. Maintenance and repairs are charged to expense as incurred.

Losses and Loss Adjustment Expenses

Liabilities for losses and loss adjustment expenses (“LAE”) include case basis estimates for open claims reported prior to year-end and estimates of unreported claims and claim adjustment expenses, net of salvage and subrogation. The estimates are continually reviewed and modified to reflect current conditions, and any resulting adjustments are reflected in current operating results. Adjustments for anticipated salvage and subrogation are recorded on incurred and reported and incurred but not reported losses.

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

Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $14,628 and $14,649 at December 31, 2019 and 2018, respectively.

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

Advertising Costs

Advertising costs are charged to expense when they are incurred. Total advertising costs were $2,182, $2,500 and $2,216 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Years Ended December 31,
	2019	2018	2017
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$99,601	$83,195	$62,387
Allocation of income for participating shares	(523)	(496)	(392)
Net income from continuing operations attributed to common shareholders	$99,078	$82,699	$61,995
Earnings per share denominator - basis and diluted
Total weighted average common shares outstanding, including participating shares	15,281,363	15,170,754	15,105,558
Less: weighted average participating shares	(80,231)	(90,485)	(94,807)
Basic earnings per share denominator	15,201,132	15,080,269	15,010,751
Common equivalent shares- stock options	—	—	—
Common equivalent shares- non-vested performance stock grants	136,675	149,629	124,597
Diluted earnings per share denominator	15,337,807	15,229,898	15,135,348

Basic earnings per share	$6.52	$5.48	$4.13
Diluted earnings per share	$6.46	$5.43	$4.10

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$6.52	$5.48	$4.13
Dividends declared	(3.40)	(3.20)	(3.00)
Undistributed earnings	$3.12	$2.28	$1.13

Net income from continuing operations attributable to common shareholders -Diluted	$6.46	$5.43	$4.10
Dividends declared	(3.40)	(3.20)	(3.00)
Undistributed earnings	$3.06	$2.23	$1.10

Diluted EPS excludes non vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive stock options or non-vested performance stock grants for the years ended December 31, 2019 and 2018.

Share-Based Compensation

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which requires certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted. The Company adopted ASU 2017-08 effective January 1, 2019 which resulted in the recognition of $2,373 of additional amortization, net of tax, as a cumulative effect adjustment which decreased retained earnings by that amount.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which amends the guidance for the impairment of financial instruments and is expected to result in more timely recognition of impairment losses. The update introduces an impairment model referred to as the current expected credit loss (“CECL”) model. The impairment model is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of the current guidance by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are SEC filers, the amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has evaluated the impact of ASU 2016-13 on its financial position and results of operations with regard to potential credit losses on its Available For Sale investment portfolio and reinsurance recoverables and determined that the impact of adoption will not be material.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In 2018, the FASB issued two additional updates, ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, both of which had the same effective date and transition requirements as ASU 2016-02. ASU 2018-10 makes sixteen technical corrections to alleviate unintended consequences from applying the new standard and does not make any substantive changes to the core provisions or principals of the new standard. ASU 2019-11 creates an additional transition method which allows companies to elect to not adjust their comparative period financial information and disclosures for the effects of the new lease standard and also creates a practical expedient for lessors to not separate lease and non-lease components. The Company adopted ASU 2016-02, ASU 2018-10 and ASU 2018-11 effective January 1, 2019 (“the application date”) using the required modified retrospective transition approach. In accordance with the guidance, the Company has elected not to adjust comparative periods. As such, Accounting Standards Codification (“ASC”) 842 is applied to each lease that had commenced as of the application date with a cumulative effect adjustment as of that date. As of January 1, 2019, a right of use asset and lease liability of $35,984 were recorded in the Consolidated Balance Sheets. All periods prior to the application date presented in the financial statements did not change and the guidance in ASC 840, Leases, applies to those periods. There was no impact on retained earnings or other components of equity in the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASC address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01: (1) requires equity investments (except those accounted for under the equity method or those that result in the consolidation of the investee) to be measured at fair value with changes in the fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (4) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the notes to the financial statements. The Company adopted the updated guidance effective January 1, 2018 which resulted in the recognition of $16,895 of net after-tax unrealized gains on equity investments as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased AOCI by the same amount.

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

	As of December 31, 2019
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,504	$8	$—	$—	$1,512
Obligations of states and political subdivisions	241,597	9,799	—	—	251,396
Residential mortgage-backed securities (1)	301,503	6,608	(909)	—	307,202
Commercial mortgage-backed securities	106,902	3,233	(397)	—	109,738
Other asset-backed securities	36,068	218	(64)	—	36,222
Corporate and other securities	504,783	18,455	(1,268)	—	521,970
Subtotal, fixed maturity securities	1,192,357	38,321	(2,638)	—	1,228,040
Equity securities (2)	151,121	27,879	(1,363)	—	177,637
Other invested assets (5)	37,278	—	—	—	37,278
Totals	$1,380,756	$66,200	$(4,001)	$—	$1,442,955

	As of December 31, 2018
			Gross Unrealized Losses (3)
	Cost or	Gross	Non-OTTI	OTTI	Estimated
	Amortized	Unrealized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Losses (4)	Value
U.S. Treasury securities	$1,807	$—	$(30)	$—	$1,777
Obligations of states and political subdivisions	262,772	5,098	(1,672)	—	266,198
Residential mortgage-backed securities (1)	300,387	1,477	(4,841)	—	297,023
Commercial mortgage-backed securities	60,897	337	(898)	—	60,336
Other asset-backed securities	61,310	95	(329)	—	61,076
Corporate and other securities	488,240	1,775	(14,563)	—	475,452
Subtotal, fixed maturity securities	1,175,413	8,782	(22,333)	—	1,161,862
Equity securities (2)	142,948	15,419	(10,356)	—	148,011
Other invested assets (5)	23,481	—	—	—	23,481
Totals	$1,341,842	$24,201	$(32,689)	$—	$1,333,354
(1)	Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 229 and 958 securities in an unrealized loss position at December 31, 2019 and December 31, 2018, respectively.
(4)	Amounts in this column represent other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive (loss) income.
(5)	Other invested assets are accounted for under the equity method which approximates fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2019
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$46,850	$47,146
Due after one year through five years	309,662	317,821
Due after five years through ten years	306,656	321,000
Due after ten years through twenty years	83,872	87,952
Due after twenty years	846	961
Asset-backed securities	444,471	453,160
Totals	$1,192,357	$1,228,040

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Years Ended December 31,
	2019	2018	2017
Gross realized gains
Fixed maturity securities	$1,294	$1,022	$1,468
Equity securities	4,536	5,129	5,244
Gross realized losses
Fixed maturity securities	(1,805)	(1,878)	(504)
Equity securities	(1,049)	(1,047)	(172)
Net realized gains on investments	$2,976	$3,226	$6,036

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

The following tables as of December 31, 2019 and 2018 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Residential mortgage-backed securities	61,933	409	31,655	500	93,588	909
Commercial mortgage-backed securities	36,398	397	866	—	37,264	397
Other asset-backed securities	21,281	64	462	—	21,743	64
Corporate and other securities	26,386	481	13,718	787	40,104	1,268
Subtotal, fixed maturity securities	145,998	1,351	46,701	1,287	192,699	2,638
Equity securities	8,849	391	14,143	972	22,992	1,363
Total temporarily impaired securities	$154,847	$1,742	$60,844	$2,259	$215,691	$4,001

	As of December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,777	$30	$1,777	$30
Obligations of states and political subdivisions	80,856	707	16,049	965	96,905	1,672
Residential mortgage-backed securities	64,101	694	138,572	4,147	202,673	4,841
Commercial mortgage-backed securities	22,652	270	13,117	628	35,769	898
Other asset-backed securities	33,866	112	23,532	217	57,398	329
Corporate and other securities	288,786	10,149	87,546	4,414	376,332	14,563
Subtotal, fixed maturity securities	490,261	11,932	280,593	10,401	770,854	22,333
Equity securities	71,439	9,955	2,072	401	73,511	10,356
Total temporarily impaired securities	$561,700	$21,887	$282,665	$10,802	$844,365	$32,689

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

The unrealized losses in the Company’s fixed income and equity portfolio as of December 31, 2019 were reviewed for potential other-than-temporary asset impairments.  The Company reviews securities with a material (20% or greater) unrealized loss for four or more consecutive quarters that additionally had certain qualitative factors that led to an impairment charge.  As a result of our analysis, during the year ended December 31, 2019, the Company recognized $889 of OTTI losses which consisted entirely of credit losses related to fixed maturity securities. During the year ended December 31, 2018, the Company recognized $228 of OTTI losses which consisted entirely of credit losses related to fixed maturity securities.

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

The qualitative analysis performed by the Company concluded that outside of the securities that were recognized through OTTI, the unrealized losses recorded on the investment portfolio at December 31, 2019 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Therefore, decreases in fair values of the Company’s securities are viewed as being temporary.

The following table summarizes the credit loss recognized in earnings related to fixed maturity securities:

	Years Ended December 31,
	2019	2018	2017
Credit losses on fixed maturity securities, beginning of period	$844	$892	$1,094
Add: credit losses on OTTI not previously recognized	889	228	256
Less: credit losses on securities sold	(1,064)	(276)	(458)
Less: credit losses on securities impaired due to intent to sell	—	—	—
Add: credit losses on previously impaired securities	—	—	—
Less: increases in cash flows expected on previously impaired securities	—	—	—
Credit losses on fixed maturity securities, end of period	$669	$844	$892

At December 31, 2019 and December 31, 2018, there were no amounts included in accumulated other comprehensive income (loss) related to securities which were considered by the Company to be other-than-temporarily impaired.

Based upon the qualitative analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and its positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

Net Investment Income

The components of net investment income were as follows for the periods indicated.

	Years Ended December 31,
	2019	2018	2017
Interest on fixed maturity securities	$42,892	$40,988	$37,246
Dividends on equity securities	5,268	4,500	3,093
Equity in earnings of other invested assets	1,552	1,182	1,016
Interest on other assets	32	62	89
Total Investment Income	49,744	46,732	41,444
Investment expenses	3,079	2,944	2,686
Net investment income	$46,665	$43,788	$38,758

4.	Equipment and Leasehold Improvements

The carrying value of equipment and leasehold improvements by classification was as follows for the periods indicated.

	As of December 31,
	2019	2018
Software	$42,516	$36,161
Computer equipment	12,412	9,195
Leasehold improvements	8,264	8,264
Other equipment	3,132	3,116
Furniture and fixtures	4,134	4,129
Total cost	70,458	60,865
Less accumulated depreciation and amortization	50,447	45,281
Equipment and leasehold improvements, net	$20,011	$15,584

Depreciation and amortization expense for the years ended December 31, 2019, 2018, and 2017 was $5,166, $5,464, and $5,037, respectively.

5.	Employee Benefit Plan

The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the “Retirement Plan”). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan and is allowed to contribute on a pre-tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant’s base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $3,365, $3,302, and $3,164 for the years ended December 31, 2019, 2018, and 2017, respectively.

6.	Share-Based Compensation

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At December 31, 2019, there were 293,031 shares available for future grant.

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

All of the Company’s restricted stock awards are issued as incentive compensation and are equity classified.

The following table summarizes restricted stock activity under the Incentive Plan assuming a target payout for the performance-based shares.

	Years Ended December 31,
	2019		2018		2017
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	89,135	$68.70	93,086	$63.13	95,493	$55.86
Granted	33,778	92.52	39,451	75.05	40,226	73.42
Vested and unrestricted	(44,085)	68.41	(43,276)	62.46	(42,453)	56.56
Forfeited	(626)	75.50	(126)	70.63	(180)	63.87
Outstanding at end of period	78,202	$79.09	89,135	$68.70	93,086	$63.13

	Years Ended December 31,
	2019		2018		2017
	Performance-based	Weighted	Performance-based	Weighted	Performance-based	Weighted
	Shares Under	Average	Shares Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	105,170	$66.79	105,660	$62.75	94,610	$57.60
Granted (1)	63,447	69.61	31,832	75.14	29,829	74.96
Vested and unrestricted	(84,512)	56.42	(27,801)	61.50	(18,259)	53.99
Forfeited	—	—	(4,521)	62.41	(520)	53.99
Outstanding at end of period	84,105	$79.34	105,170	$66.79	105,660	$62.75

(1) Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives.

As of December 31, 2019, there was $6,119 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.5 years. The total fair value of the shares that were vested and unrestricted during the years ended December 31, 2019, 2018, and 2017 was $7,784, $4,413 and $3,387, respectively. For the years ended December 31, 2019, 2018, and 2017, the Company recorded compensation expense related to awards under the Incentive Plan of $4,764, $5,197, and $3,358, net of income tax benefit of $1,266, $1,382, and $1,808, respectively.

7.	Commitments and Contingencies

Commitments

As part of the Company’s investment activity, we have committed $80,000 to investments in limited partnerships. The Company has contributed $49,587 to these commitments as of December 31, 2019.  As of December 31, 2019, the remaining committed capital that could be called is $32,721, which includes potential recallable capital distributions.

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

Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense for our office space, law offices and VIP claims centers was $4,573, $3,531 and $4,557 for the years ended December 31, 2019, 2018, and 2017, respectively. All leases expire prior to 2029. The Company expects that in the normal course of business, leases that expire will be renewed.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

Year Ended December 31,
2019
Operating lease cost	$4,645

Other information related to leases was as follows:

Year Ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,082
Weighted average remaining lease term
Operating leases	8.42 Years
Weighted average discount rate
Operating leases	2.39%

Maturities of lease liabilities were as follows:

Operating Leases
2020	$4,998
2021	4,798
2022	4,270
2023	3,879
2024	3,875
Thereafter	15,405
Total lease payments	37,225
Less imputed interest	(3,227)
Total	$33,998

9.	Debt

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of December 31, 2019, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at December 31, 2019 or 2018. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at December 31, 2019 and 2018.

The Company is a member of the Federal Home Loan Bank of Boston (“FHLB-Boston”). Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities. At December 31, 2019, the Company has the ability to borrow approximately $289,507 using eligible invested assets that would be used as collateral. The Company has no amounts outstanding from the FHLB-Boston at December 31, 2019.

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

The Company is subject to concentration of credit risk with respect to reinsurance ceded. At December 31, 2019, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $130,005 and ceded unearned premiums of $33,587 were associated with CAR. At December 31, 2018, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $113,544 and ceded unearned premiums of $32,447 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company’s participation in CAR resulted in assumed net losses of $3,595, $5,362 and $5,444 for the years ended December 31, 2019, 2018 and 2017, respectively.

CAR has been, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement has applied to the Company.

The effect of assumed and ceded premiums on net written and earned premiums and losses and LAE incurred is as follows.

	Years Ended December 31,
	2019	2018	2017
Written Premiums
Direct	$852,404	$843,675	$827,316
Assumed	32,391	32,403	34,214
Ceded	(90,386)	(89,166)	(80,476)
Net written premiums	$794,409	$786,912	$781,054

Earned Premiums
Direct	$845,102	$836,759	$818,804
Assumed	32,853	32,196	32,502
Ceded	(89,178)	(87,368)	(76,886)
Net earned premiums	$788,777	$781,587	$774,420

Loss and LAE
Direct	$562,192	$538,569	$517,146
Assumed	28,529	28,815	28,003
Ceded	(80,875)	(81,871)	(41,262)
Net loss and LAE	$509,846	$485,513	$503,887

11.	Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Year Ended December 31,
	2019	2018	2017
Reserves for losses and LAE at beginning of year	$584,719	$574,054	$560,321
Less receivable from reinsurers related to unpaid losses and LAE	(108,398)	(83,085)	(83,724)
Net reserves for losses and LAE at beginning of year	476,321	490,969	476,597
Incurred losses and LAE, related to:
Current year	551,895	542,001	545,671
Prior years	(42,049)	(56,488)	(41,784)
Total incurred losses and LAE	509,846	485,513	503,887
Paid losses and LAE related to:
Current year	333,377	340,927	325,049
Prior years	164,596	159,234	164,466
Total paid losses and LAE	497,973	500,161	489,515
Net reserves for losses and LAE at end of period	488,194	476,321	490,969
Plus receivable from reinsurers related to unpaid losses and LAE	122,372	108,398	83,085
Reserves for losses and LAE at end of period	$610,566	$584,719	$574,054

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $42,049, $56,488, and $41,784 for the years ended December 31, 2019, 2018, and 2017, respectively, and resulted from re-estimations of prior years’ ultimate loss and LAE liabilities. The decrease in prior year reserves during 2019 was primarily composed of reductions of $25,623 in the Company’s retained automobile and $14,182 in the Company’s retained other than auto and homeowners reserves. The decrease in prior year reserves during 2018 was primarily composed of reductions of $36,266 in the Company’s retained automobile and $18,947 in the Company’s retained other than auto and homeowners reserves. The decrease in prior year reserves during 2017 was primarily composed of reductions of $29,855 in the Company’s retained automobile and $10,201 in the Company’s retained homeowners reserves.

The Company’s private passenger automobile line of business prior year reserves decreased during the years ended December 31, 2019, 2018 and 2017 primarily due to improved retained private passenger results. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

The following is information about incurred and paid claims development as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our three largest lines of business. The cumulative number of reported claims include claims closed with payment, claims closed without payment and all open claims. It does not include anticipated IBNR claims. For the Private Passenger Automobile and Commercial Automobile lines of business, claim count is defined on a claimant basis where several claim counts may arise from a single auto accident. For Homeowners and all other lines of business, claim count is defined on an accident basis.

The information about incurred claims and allocated claim adjustment expense, net of reserves and paid ultimate claims development for the years ended December 31, 2010 to 2018 is presented as unaudited supplementary information.

Private Passenger Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2019
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$ 169,426	$ 172,558	$ 171,978	$ 170,089	$ 166,195	$ 164,723	$ 163,206	$ 162,679	$ 161,236	$ 161,212	$ -	54,933
2011		176,727	176,906	176,906	175,209	172,957	171,852	170,732	168,671	168,625	-	56,124
2012			175,262	175,189	174,856	170,379	167,831	166,008	163,350	162,448	(334)	53,273
2013				183,367	183,517	183,264	181,492	179,167	176,713	175,684	(1,155)	54,248
2014					187,305	187,104	186,798	183,119	181,312	179,251	(1,531)	52,787
2015						190,036	190,236	188,317	184,477	181,299	(1,082)	52,976
2016							192,912	192,318	185,009	180,486	(2,625)	49,368
2017								185,673	184,429	182,068	(9,052)	46,154
2018									176,411	175,222	(10,581)	42,785
2019										176,171	(7,596)	37,565
									Total	$ 1,742,466

Private Passenger Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$ 73,721	$ 126,734	$ 142,688	$ 153,408	$ 157,887	$ 160,192	$ 160,859	$ 161,080	$ 161,114	$ 161,112
2011		76,467	130,018	146,532	158,904	164,413	167,251	168,025	168,585	168,593
2012			74,306	126,553	144,157	152,991	157,443	160,416	161,749	162,014
2013				79,049	135,031	152,472	163,694	169,634	172,736	173,890
2014					79,151	136,434	156,693	166,815	173,163	176,616
2015						76,934	138,255	156,483	168,641	173,816
2016							78,862	137,917	154,964	167,458
2017								77,519	133,037	153,675
2018									72,895	126,456
2019										72,219
									Total	$ 1,535,849
					All outstanding liabilities before 2010, net of reinsurance					347
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 206,964

Private Passenger Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2019
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$ 101,456	$ 98,463	$ 96,642	$ 96,485	$ 96,385	$ 96,366	$ 96,325	$ 96,323	$ 96,335	$ 96,309	$ -	128,202
2011		118,131	117,951	115,028	113,821	113,765	113,674	113,677	113,640	113,630	-	140,509
2012			108,376	107,912	104,393	103,679	103,575	103,547	103,510	103,491	-	123,639
2013				114,389	114,239	113,034	112,197	112,096	112,060	112,029	-	131,703
2014					123,421	123,622	122,410	122,327	122,341	122,213	(38)	135,006
2015						140,219	136,661	134,101	133,737	133,581	(58)	144,272
2016							129,528	124,922	122,116	121,717	(78)	126,080
2017								128,340	126,304	124,128	(206)	123,989
2018									129,450	130,145	(3,085)	119,644
2019										128,698	(21,574)	113,983
									Total	$ 1,185,941

Private Passenger Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$ 101,635	$ 98,445	$ 96,587	$ 96,444	$ 96,369	$ 96,335	$ 96,325	$ 96,317	$ 96,306	$ 96,309
2011		126,196	117,152	114,451	113,809	113,719	113,673	113,669	113,640	113,630
2012			111,928	107,017	104,311	103,664	103,573	103,537	103,510	103,491
2013				120,843	115,904	112,894	112,162	112,085	112,060	112,029
2014					130,732	126,414	122,668	122,402	122,350	122,251
2015						143,532	136,760	134,066	133,701	133,639
2016							133,530	124,298	122,023	121,795
2017								132,409	126,822	124,286
2018									138,036	132,591
2019										134,429
									Total	$ 1,194,450
					All outstanding liabilities before 2010, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ (8,509)

Commercial Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2019
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$ 20,150	$ 19,922	$ 19,493	$ 19,576	$ 19,763	$ 19,285	$ 19,034	$ 18,725	$ 18,495	$ 18,547	$ 10	4,531
2011		23,658	24,298	24,160	24,187	23,649	22,933	22,817	22,759	22,488	25	4,958
2012			23,704	24,447	24,662	24,723	24,572	23,819	22,859	22,476	358	4,566
2013				29,175	29,541	28,377	26,864	26,310	25,986	25,443	421	5,783
2014					34,117	34,105	34,376	33,914	32,948	32,438	53	6,085
2015						35,371	36,150	36,610	37,730	38,015	(620)	7,211
2016							37,954	39,416	40,947	40,916	(821)	6,452
2017								42,865	41,373	41,055	1,263	6,123
2018									41,347	40,115	5,365	5,700
2019										51,679	14,371	4,895
									Total	$ 333,172

Commercial Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$ 6,466	$ 11,520	$ 13,816	$ 15,821	$ 17,351	$ 17,892	$ 18,113	$ 18,269	$ 18,280	$ 18,297
2011		7,306	14,263	17,807	19,783	20,941	21,913	22,043	22,445	22,463
2012			6,503	12,474	15,617	17,804	18,876	20,601	21,021	22,086
2013				8,502	17,079	19,625	21,129	22,434	23,867	24,507
2014					9,426	17,853	21,968	25,253	27,886	30,420
2015						11,181	21,700	26,018	29,804	31,537
2016							9,991	19,902	25,711	32,274
2017								10,407	20,106	24,409
2018									9,704	18,499
2019										12,113
									Total	$ 236,605
					All outstanding liabilities before 2010, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 96,567

Commercial Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2019
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$ 10,048	$ 9,963	$ 9,893	$ 9,892	$ 10,077	$ 9,955	$ 9,916	$ 9,990	$ 9,990	$ 10,025	$ -	10,664
2011		11,511	11,151	11,031	10,960	10,952	10,910	10,952	11,024	11,048	-	11,488
2012			10,382	10,382	10,331	10,249	10,250	10,208	10,209	10,226	-	9,913
2013				13,666	13,567	13,298	13,180	13,057	13,047	13,071	5	12,298
2014					17,426	16,925	15,455	15,419	15,353	15,381	5	13,545
2015						20,223	19,047	19,021	18,974	18,641	100	15,468
2016							20,216	18,506	17,909	17,808	96	13,593
2017								19,691	19,200	19,021	103	13,112
2018									21,230	19,937	91	12,897
2019										20,039	220	12,010
									Total	$ 155,197

Commercial Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$ 9,398	$ 10,219	$ 10,053	$ 10,039	$ 10,028	$ 10,025	$ 10,027	$ 10,026	$ 10,026	$ 10,025
2011		11,006	11,119	11,092	11,060	11,055	11,053	11,050	11,049	11,048
2012			9,707	10,553	10,270	10,242	10,239	10,235	10,228	10,226
2013				12,665	13,378	13,114	13,074	13,065	13,060	13,066
2014					15,377	15,862	15,424	15,388	15,381	15,376
2015						17,787	18,910	18,667	18,549	18,541
2016							17,228	18,143	17,763	17,712
2017								17,957	19,336	18,915
2018									18,842	19,842
2019										18,128
									Total	$ 152,879
					All outstanding liabilities before 2010, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 2,318

Homeowners Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2019
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$ 5,591	$ 5,422	$ 5,422	$ 4,888	$ 4,717	$ 4,098	$ 3,735	$ 3,612	$ 3,457	$ 3,457	$ -	217
2011		6,260	7,644	7,644	7,531	6,923	6,017	5,546	4,845	4,845	-	304
2012			7,514	7,514	7,514	6,464	5,304	4,331	3,824	3,889	-	249
2013				9,768	9,768	9,337	7,578	5,978	5,312	5,147	(79)	264
2014					11,494	11,494	9,738	7,388	7,120	6,984	92	261
2015						12,965	12,555	9,908	9,201	9,201	(483)	287
2016							10,594	10,594	10,594	9,847	867	272
2017								11,276	10,058	9,328	346	265
2018									9,951	9,951	(1,402)	242
2019										14,130	5,132	208
									Total	$ 76,779

Homeowners Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$ 963	$ 1,420	$ 2,684	$ 2,890	$ 3,214	$ 3,425	$ 3,472	$ 3,457	$ 3,457	$ 3,457
2011		235	1,969	3,459	4,336	4,497	4,536	4,758	4,769	4,769
2012			1,389	2,063	2,308	2,731	3,029	3,600	3,606	3,646
2013				527	2,337	3,080	3,493	3,829	4,038	4,209
2014					340	1,834	3,212	4,200	4,828	6,315
2015						428	3,319	4,267	5,205	6,445
2016							647	2,669	4,257	5,387
2017								305	1,676	2,913
2018									551	2,039
2019										1,634
									Total	$ 40,814
					All outstanding liabilities before 2010, net of reinsurance					3
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 35,968

Homeowners Property Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2019
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$ 45,342	$ 44,550	$ 43,021	$ 40,868	$ 39,921	$ 39,658	$ 39,501	$ 39,501	$ 39,097	$ 39,097	$ 173	6,685
2011		95,586	98,021	97,571	94,657	93,914	93,186	92,595	92,388	92,387	204	15,116
2012			50,351	49,911	47,392	44,380	43,097	42,382	41,895	41,887	148	6,051
2013				56,298	56,199	55,722	52,464	51,077	49,973	49,463	100	5,698
2014					59,160	60,213	59,751	57,331	55,127	54,607	284	6,077
2015						152,586	152,049	162,377	162,788	162,722	434	20,075
2016							67,116	66,442	64,208	61,262	1,334	5,419
2017								80,736	76,560	70,689	316	6,006
2018									83,443	82,581	(3,163)	8,223
2019										77,976	2,127	5,184
									Total	$ 732,671

Homeowners Property Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$ 25,761	$ 37,447	$ 38,790	$ 39,110	$ 39,145	$ 39,203	$ 39,235	$ 39,235	$ 38,923	$ 38,923
2011		71,532	89,741	92,184	92,462	92,444	92,333	92,182	92,182	92,182
2012			30,801	40,681	41,960	41,737	41,782	41,789	41,736	41,736
2013				38,661	48,456	49,702	49,612	49,653	49,620	49,328
2014					40,409	52,161	54,088	54,224	54,262	54,274
2015						112,563	145,337	160,572	161,745	161,773
2016							44,103	57,238	59,155	59,449
2017								46,366	64,401	66,181
2018									57,704	70,959
2019										49,121
									Total	$ 683,926
					All outstanding liabilities before 2010, net of reinsurance					506
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 49,251

The following is unaudited supplementary information about average historical claims duration as of December 31, 2019.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)

Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Automobile Liability	43.7%	32.0%	10.3%	6.5%	3.1%	1.7%	0.6%	0.2%	0.0%	0.0%
Private Passenger Automobile Physical Damage	107.4%	-5.1%	-2.3%	-0.4%	-0.1%	0.0%	0.0%	0.0%	0.0%	0.0%
Commercial Automobile Liability	27.5%	26.3%	12.5%	10.6%	5.9%	5.9%	1.6%	2.6%	0.1%	0.1%
Commercial Automobile Physical Damage	95.4%	5.5%	-1.9%	-0.3%	-0.1%	0.0%	0.0%	0.0%	0.0%	0.0%
Homeowners Liability	9.1%	22.3%	16.9%	11.5%	8.9%	10.4%	2.6%	0.3%	0.0%	0.0%
Homeowners Property Damage	70.6%	21.2%	4.8%	0.4%	0.0%	0.0%	-0.2%	0.0%	-0.2%	0.0%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid claims and Claim Adjustment Expenses

December 31, 2019
Net outstanding liabilities
Private Passenger Automobile Liability	$206,964
Private Passenger Automobile Physical Damage	(8,509)
Commercial Automobile Liability	96,567
Commercial Automobile Physical Damage	2,318
Homeowners Liability	35,968
Homeowners Property Damage	49,251
Other Short-Duration Insurance Lines	75,455
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$458,014

Reinsurance recoverable on unpaid claims
Private Passenger Automobile Liability	$238
Private Passenger Automobile Physical Damage	-
Commercial Automobile Liability	116,756
Commercial Automobile Physical Damage	2,255
Homeowners Liability	-
Homeowners Property Damage	1
Other Short-Duration Insurance Lines	3,122
Total reinsurance recoverable on unpaid claims	$122,372

Unallocated claims adjustment expenses	30,180

Total gross liability for unpaid claims and claim adjustment expenses	$610,566

Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

12.	Income Taxes

A summary of the income tax expense in the Consolidated Statements of Operations is shown below.

	Years Ended December 31,
	2019	2018	2017
Current Income Taxes:
Federal	$19,280	$26,548	$22,198
State	43	108	30
	19,323	26,656	22,228
Deferred Income Taxes:
Federal	4,757	(5,600)	2,085
State	—	—	—
	4,757	(5,600)	2,085
Total income tax expense	$24,080	$21,056	$24,313

The income tax expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows for the periods indicated.

	Years Ended December 31,
	2019	2018	2017
Federal income tax expense at statutory rate	$25,973	$21,893	$30,345
Tax‑exempt investment income, net	(1,626)	(1,862)	(4,123)
State taxes, net	34	85	19
Nondeductible expenses	488	494	237
Remeasurement of deferred tax liability upon enactment of the TCJA	—	—	(1,540)
Tax windfall related to share-based stock compensation	(1,003)	(79)	(333)
Other, net	214	525	(292)
Total income tax expense	$24,080	$21,056	$24,313

The deferred income tax (liability) asset represents the tax effects of temporary differences attributable to the Company’s consolidated federal tax return group. Its components were as shown in the following table for the periods indicated.

	Years Ended December 31,
	2019	2018
Deferred tax assets:
Discounting of loss reserves	$5,642	$5,688
Discounting of unearned premium reserve	17,710	17,475
Investments	—	1,972
Bad debt allowance	274	274
Employee benefits	4,340	4,159
Rent incentive	1,063	1,181
Total deferred tax assets before valuation allowance	29,029	30,749
Valuation allowance for deferred tax assets	—	—
Total deferred tax assets	29,029	30,749
Deferred tax liabilities:
Deferred acquisition costs	(15,600)	(15,405)
Investments	(1,744)	—
Net unrealized gains on investments	(11,985)	(1,645)
Loss reserve transition adjustment	(1,662)	(2,229)
Software development costs	(2,109)	(1,268)
Premium acquisition expenses	(509)	(512)
Depreciation	(1,137)	(941)
Total deferred tax liabilities	(34,746)	(22,000)
Net deferred tax (liability) asset	$(5,717)	$8,749

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the years ended December 31, 2019 and December 31, 2018 there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of December 31, 2019 and December 31, 2018, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

The Company records interest and penalties associated with audits as a component of income before income taxes. Penalties are recorded in underwriting, operating and other expenses, and interest expense is recorded in interest expenses in the Consolidated Statements of Operations. The Company had no interest and penalties related to income taxes accrued as of December 31, 2019 and 2018.

In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised. All tax years prior to 2016 are closed.

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

13.	Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares. As of December 31, 2019, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

No share purchases were made by the Company under the program during the years ended December 31, 2019 and December 31, 2018. As of December 31, 2019, the Company had purchased 2,279,570 shares on the open market at a cost of $83,835.

14.	Statutory Net Income and Surplus

Statutory Accounting Practices

The Company’s insurance company subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the Division, but allowed by the Division. Statutory net income was $75,469, $86,734, and $57,982 for the years ended December 31, 2019, 2018, and 2017, respectively. Statutory capital and surplus of the Company’s insurance subsidiaries was $704,177, and $646,820 at December 31, 2019 and 2018, respectively.

Dividends

The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the “Commissioner”). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve- month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2019, the statutory capital and surplus of Safety Insurance was $704,177 and its net income for 2019 was $75,469. As a result, a maximum of $75,469 is available in 2020 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2019, Safety Insurance recorded dividends of $47,585. As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $628,708 at December 31, 2019.

Risk-Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk-based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls. As of December 31, 2019, the Insurance Subsidiaries had total adjusted capital of $704,177, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level. Minimum statutory capital and surplus, or company action level risk-based capital, was $184,601 at December 31, 2019.

15.	Fair Value of Financial Instruments

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
●Residential mortgage-backed securities: U.S. agency pass-throughs, collateralized mortgage obligations (“CMOs”), non U.S. agency CMOs:  estimates of prepayment speeds based upon historical prepayment rate trends, underlying collateral interest rates, original weighted average maturity, vintage year, borrower credit quality characteristics, interest rate and yield curve forecasts, U.S. government support programs, tax policies, and delinquency/default trends.
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
●FHLB-Boston: value is equal to the cost of the member stock purchased.

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2019. There were no significant changes to the valuation process during the year ended December 31, 2019. As of December 31, 2019 and December 31, 2018, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At December 31, 2019 and December 31, 2018, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,228,040 and $1,161,862, respectively. At December 31, 2019 and December 31, 2018, we held no short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of December 31, 2019
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,512	$—	$1,512	$—
Obligations of states and political subdivisions	251,396	—	251,396	—
Residential mortgage-backed securities	307,202	—	307,202	—
Commercial mortgage-backed securities	109,738	—	109,738	—
Other asset-backed securities	36,222	—	36,222	—
Corporate and other securities	521,970	—	521,970	—
Equity securities	144,877	144,361	—	516
Total investment securities	$1,372,917	$144,361	$1,228,040	$516

	As of December 31, 2018
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,777	$—	$1,777	$—
Obligations of states and political subdivisions	266,198	—	266,198	—
Residential mortgage-backed securities	297,023	—	297,023	—
Commercial mortgage-backed securities	60,336	—	60,336	—
Other asset-backed securities	61,076	—	61,076	—
Corporate and other securities	475,452	—	475,452	—
Equity securities	116,173	115,493	—	680
Total investment securities	$1,278,035	$115,493	$1,161,862	$680

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2019 or 2018.

The following tables summarize the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of period	$680	$680	$678
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	—	—	—
Purchases	133	—	2
Sales	(297)	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at end of period	$516	$680	$680

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during 2019, 2018 and 2017. The Company held one Level 3 security at December 31, 2019.

As of December 31, 2019 and December 31, 2018, there were approximately $32,760 and $31,838 in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its audited financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

16.	Quarterly Results of Operations (Unaudited)

An unaudited summary of the Company’s 2019 and 2018 quarterly performance, and audited annual performance, is as follows.

	Year ended December 31, 2019
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$222,579	$216,002	$215,273	$223,899	$877,753
Net income	29,946	25,934	15,619	28,102	99,601
Earnings per weighted average common share:
Basic	1.97	1.70	1.02	1.84	6.52
Diluted	1.95	1.68	1.01	1.82	6.46
Cash dividends paid per common share	0.80	0.80	0.90	0.90	3.40

	Year ended December 31, 2018
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$209,719	$207,970	$215,907	$202,901	$836,497
Net income	9,125	26,816	28,908	18,346	83,195
Earnings per weighted average common share:
Basic	0.60	1.77	1.90	1.21	5.48
Diluted	0.60	1.75	1.88	1.19	5.43
Cash dividends paid per common share	0.80	0.80	0.80	0.80	3.20

17.	Subsequent Events

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of Safety Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2019, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 and 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The following disclosures relate to actions taken by the Board of Directors of the Company (the "Board"), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2020 on a Form 8-K.

●	On February 26, 2020, the Compensation Committee of the Board approved the 2019 annual executive cash bonus pool in the total amount of $2,867 pursuant to the Annual Performance Incentive Plan. Of the total pool, the following amounts were allocated to the Company's CEO and Named Executive Officers: George M. Murphy, $929; William J. Begley, Jr., $430; James D. Berry, $335; Stephen A. Varga, $253; and Paul J. Narciso, $244.

●	On February 26, 2020, the Compensation Committee of the Board approved executive long-term incentive awards to certain members of senior management pursuant to our 2018 Long-Term Incentive Plan. The long-term incentive awards were granted in a total amount of $3,125 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on February 26, 2020. Of the total award, 45% vests in three annual installments of 30% on February 26, 2021, 30% on February 26, 2022, and 40% on February 26, 2023 and were allocated to the Company's Named Executive Officers as follows: George M. Murphy $360 worth of restricted stock; James D. Berry, $180 worth of restricted stock; Stephen A. Varga, $180 worth of restricted stock; and Paul J. Narciso, $146 worth of restricted stock. Of the total award, 55% vests over a three-year performance period commencing on January 1, 2020 and ending on December 31, 2022. Vesting of these shares is dependent upon the attainment of pre-established performance objectives and were allocated to the Named Executive Officers as follows: George M. Murphy $440 worth of restricted stock; James D. Berry, $220 worth of restricted stock; Stephen A. Varga, $220 worth of restricted stock; and Paul J. Narciso, $179 worth of restricted stock.

●	Upon recommendation from the Compensation Committee, on February 26, 2020, the Board approved executive deferred compensation awards pursuant to the Executive Incentive Compensation Plan in the total amount of $1,470. Of the total award, the following amounts were allocated to the Company's CEO and Named Executive Officers: George M. Murphy, $431; William J. Begley, Jr., $231; James D. Berry, $179; Stephen A. Varga, $136; and Paul J. Narciso, $131.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this report:

1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2019 are contained herein as listed in the Index to Consolidated Financial Statements.

2. Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules.

3. Exhibits: The exhibits are contained herein as listed in the Index to Exhibits.

SAFETY INSURANCE GROUP, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedules		Page

I	Summary of Investments – Other than Investments in Related Parties as of December 31, 2019	99

II	Condensed Financial Information of the Registrant at December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017	100

III	Supplementary Insurance Information at December 31, 2019, 2018 and 2017 and for the years ended December 31, 2019, 2018 and 2017	102

IV	Reinsurance for the years ended December 31, 2019, 2018 and 2017	103

V	Valuation and Qualifying Accounts at December 31, 2019, 2018 and 2017 and for the years ended December 31, 2019, 2018 and 2017	104

VI	Supplemental Information Concerning Property and Casualty Insurance Operations at December 31, 2019, 2018 and 2017 and for the years ended December 31, 2019, 2018 and 2017	105

Safety Insurance Group, Inc.

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2019

(Dollars in thousands)

			Amount at
			which shown
	Cost or	Estimated	in the Balance
	Amortized Cost	Fair Value	Sheet
Fixed maturities:
U.S. government and government agencies and authorities	$303,007	$308,714	$308,714
Obligations of states and political subdivisions	241,597	251,396	251,396
Corporate and other securities	647,753	667,930	667,930
Total fixed maturities	1,192,357	1,228,040	1,228,040
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	151,121	177,637	177,637
Total equity securities	151,121	177,637	177,637
Other invested assets	37,278	37,278	37,278
Total investments	$1,380,756	$1,442,955	$1,442,955

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2019	2018
Assets
Investments in consolidated affiliates	$810,251	$720,721
Other	54	69
Total assets	$810,305	$720,790
Liabilities
Accounts payable and other liabilities	$1,899	$2,146
Total liabilities	1,899	2,146
Shareholders’ equity	808,406	718,644
Total liabilities and shareholders’ equity	$810,305	$720,790

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Operations and Comprehensive Income

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Revenues	$—	$—	$—
Expenses	1,694	1,695	1,494
Net loss	(1,694)	(1,695)	(1,494)
Earnings from consolidated subsidiaries	101,295	84,890	63,881
Net income	99,601	83,195	62,387
Other comprehensive income (loss), net of tax	38,896	(22,816)	8,426
Comprehensive income	$138,497	$60,379	$70,813

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$99,601	$83,195	$62,387
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from consolidated subsidiaries	(101,295)	(84,890)	(63,881)
Dividends received from consolidated subsidiaries(1)	47,585	45,271	41,826
Amortization of restricted stock expense	6,514	5,789	5,367
Changes in assets and liabilities:
Other assets	15	(60)	15
Accounts payable and accrued liabilities	247	(492)	(254)
Net cash provided by operating activities	52,667	48,813	45,460
Proceeds from exercise of stock options	—	—	—
Excess tax benefit from stock options exercised	—	—	—
Dividends paid	(52,667)	(48,813)	(45,460)
Acquisition of treasury stock	—	—	—
Net cash used for financing activities	(52,667)	(48,813)	(45,460)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

(1) No portion of the dividends received from operating subsidiaries during 2019, 2018 or 2017 represent returns of capital and therefore no portion is presented as an investing activity.

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Future Policy
	Deferred	Benefits,
	Policy	Losses,			Net
	Acquisition	Claims and Loss	Unearned	Earned	Investment
Segment	Costs	Expenses	Premiums	Premiums	Income
Property and Casualty Insurance
2019	$74,287	$610,566	$442,219	$788,777	$46,665
2018	73,355	584,719	435,380	781,587	43,788
2017	72,202	574,054	428,257	774,420	38,758

	Years Ended December 31,
			Benefits,	Amortization of
			Claims,	Deferred
		Net	Losses, and	Policy	Other
	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written
Property and Casualty Insurance
2019	$788,777	$46,665	$509,846	$147,945	$96,191	$794,409
2018	781,587	43,788	485,513	146,601	100,042	786,912
2017	774,420	38,758	503,887	144,703	103,733	781,054

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

					Percent of
					Amount
Property and Casualty	Gross	Ceded to Other	Assumed from	Net	Assumed
Insurance Earned Premiums	Amount	Companies	Other Companies	Amount	to Net
Years ended December 31,
2019	$845,102	$89,178	$32,853	$788,777	4.2%
2018	836,759	87,368	32,196	781,587	4.1%
2017	818,804	76,886	32,502	774,420	4.2%

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period
Allowance for doubtful accounts Years Ended December 31,
2019	$482	$1,358	$—	$1,262	$578
2018	414	1,338	—	1,270	482
2017	435	1,203	—	1,224	414

(1) Deductions represent write-offs of accounts determined to be uncollectible.

Safety Insurance Group, Inc.

Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Reserves for
	Deferred	Unpaid Claims
	Policy	and Claims			Net
	Acquisition	Adjustment	Unearned	Earned	Investment
Affiliation With Registrant	Costs	Expenses	Premiums	Premiums	Income
Consolidated Property & Casualty Subsidiaries
2019	$74,287	$610,566	$442,219	$788,777	$46,665
2018	73,355	584,719	435,380	781,587	43,788
2017	72,202	574,054	428,257	774,420	38,758

	Years Ended December 31,
	Claims and Claims		Amortization
	Adjustment Expenses		of Deferred	Paid Claims
	Incurred Related to		Policy	and Claims
	Current	Prior	Acquisition	Adjustment	Premiums
Affiliation With Registrant	Year	Year	Costs	Expenses	Written
Consolidated Property & Casualty Subsidiaries
2019	$551,895	$(42,049)	$147,945	$497,973	$794,409
2018	542,001	(56,488)	146,601	500,161	786,912
2017	545,671	(41,784)	144,703	489,515	781,054

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.(1)
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.(1)
4	Form of Stock Certificate for the Common Stock (1)
4.1	Description of Safety Insurance Group, Inc. Capital Stock (17)
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

10.2	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001(1)
10.3	2001 Restricted Stock Plan (1)(3)
10.4	Executive Incentive Compensation Plan (1)(3)
10.5	2002 Management Omnibus Incentive Plan, as Amended (5)
10.6	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(3)(4)(8)
10.7	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(3)(4)(8)
10.8	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(3)(4)(8)
10.9	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(3)(4)
10.10	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(3)(4)
10.11	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.12	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.13	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.14	Annual Performance Incentive Plan(3)(5)
10.15	Amendment to Annual Performance Incentive Plan(3)(7)
10.16	Amendment to Management Omnibus Incentive Plan dated December 31, 2008(3)(7)
10.17	Amendment to Management Omnibus Incentive Plan dated August 4, 2010 (3)(9)
10.18	Amendment to Management Omnibus Incentive Plan, as Amended dated March 11, 2013(3)(10)
10.19	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, as Amended(3)(10)
10.20	Amended and Restated Revolving Credit Agreement with RBS Citizens(11)

10.21	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(3) (12)
10.22	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(3) (13)
10.23	Form of Restricted Stock Notice and Agreement under the 2002 Management Omnibus Plan, As Amended(3) (13)
10.24	Employment Agreement by and between Safety Insurance Group, Inc. and John Drago as of April 1, 2016(3)(14)
10.25	Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy as of April 1, 2016(3)(14)
10.26	Employment Agreement by and between Safety Insurance Group, Inc. and individual executive member as of January 1, 2020. (3) (17)
10.27	2018 Long-Term Incentive Plan (16)
10.28	Employment Agreement by and between Safety Insurance Group, Inc. and Christopher T. Whitford as of March 2, 2020. (3) (17)
21	Subsidiaries of Safety Insurance Group, Inc. (6)
23	Consent of PricewaterhouseCoopers LLP (17)
24	Power of Attorney (contained on the signature page herein)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (17)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(17)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)
101.INS	Inline XBRL Instance Document (17)
101.SCH	Inline XBRL Taxonomy Extension Schema (17)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (17)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (17)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (17)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (17)

(1)

Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-87056) filed April 26, 2002, and as amended on Form S-8 (Reg. No. 333-110676) filed on November 21, 2003, as amended on Form S-8 (Reg. No. 333-140423) filed on February 2, 2007, and as amended on Form S-8 (Reg. No. 333-226690) filed on August 8, 2018.

(2)

Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-87056) filed April 26, 2002, and as amended on Form S-8 (Reg. No. 333-110676) filed on November 21, 2003, as amended on Form S-8 (Reg. No. 333-140423) filed on February 2, 2007, and as amended on Form S-8 (Reg. No. 333-226690) filed on August 8, 2018 and as incorporated herein by reference on Form 10-Q for the quarterly period ended March 31, 2007, as filed on May 5, 2007, and as incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2017, as filed on February 28, 2018.

(3)	Denotes management contract or compensation plan or arrangement.
(4)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
(5)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.
(6)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2007 filed on March 14, 2008.
(7)	Incorporated herein by reference to the Registrant’s Form 8-K filed on December 31, 2008.
(8)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2008, as filed on November 7, 2008.
(9)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2010 filed on March 14, 2011.
(10)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2012 filed on March 18, 2013
(11)	Incorporated herein by reference to the Registrant’s Form 8-K filed on August 27, 2013.
(12)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2013, as filed on August 9, 2013.
(13)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2014 filed on March 2, 2015
(14)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2016, as filed on August 5, 2016.
(15)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2017, as filed on February 28, 2018.
(16)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed on April 11, 2018.
(17)	Included herein.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ George M. Murphy	President, Chief Executive Officer	February 28, 2020
George M. Murphy

/s/ William J. Begley, Jr.	Vice President, Chief Financial Officer,	February 28, 2020
William J. Begley, Jr.	Secretary, and Principal Accounting Officer

/s/ David F. Brussard	Director	February 28, 2020
David F. Brussard

/s/ Frederic H. Lindeberg	Director	February 28, 2020
Frederic H. Lindeberg

/s/ Peter J. Manning	Director	February 28, 2020
Peter J. Manning

/s/ David K. McKown	Director	February 28, 2020
David K. McKown

/s/ Thalia M. Meehan	Director	February 28, 2020
Thalia M. Meehan