Form 10-Q
period 2020-03-31
SAFETY INSURANCE GROUP INC
filed 2020-05-08
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ⌧

Securities registered pursuant to Section 12(b) of the Act:

As of May 6, 2020 there were 15,309,497 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,159,859 and $1,192,357, allowance for expected credit losses of $2,510 at March 31, 2020)	$1,165,455	$1,228,040
Equity securities, at fair value (cost: $153,359 and $151,121)	149,888	177,637
Other invested assets	41,881	37,278
Total investments	1,357,224	1,442,955
Cash and cash equivalents	41,567	44,407
Accounts receivable, net of allowance for expected credit losses of $334 at March 31, 2020	189,671	193,369
Receivable for securities sold	1,067	1,784
Accrued investment income	9,152	8,404
Taxes recoverable	—	1,003
Receivable from reinsurers related to paid loss and loss adjustment expenses	14,039	11,319
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	121,337	122,372
Ceded unearned premiums	30,191	35,182
Deferred policy acquisition costs	72,132	74,287
Deferred income taxes	6,001	—
Equity and deposits in pools	30,004	29,791
Operating lease right-of-use-assets	34,256	33,998
Other assets	24,078	23,798
Total assets	$1,930,719	$2,022,669

Liabilities
Loss and loss adjustment expense reserves	$608,693	$610,566
Unearned premium reserves	428,291	442,219
Accounts payable and accrued liabilities	55,911	75,016
Payable for securities purchased	4,343	6,377
Payable to reinsurers	2,446	12,911
Deferred income taxes	—	5,717
Taxes payable	543	—
Debt	30,000	—
Operating lease liabilities	34,256	33,998
Other liabilities	4,127	27,459
Total liabilities	1,168,610	1,214,263

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,732,359 and 17,662,779 shares issued	177	177
Additional paid-in capital	204,064	202,321
Accumulated other comprehensive income, net of taxes	6,404	28,190
Retained earnings	645,691	661,553
Treasury stock, at cost: 2,422,862 and 2,279,570 shares	(94,227)	(83,835)
Total shareholders’ equity	762,109	808,406
Total liabilities and shareholders’ equity	$1,930,719	$2,022,669

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019

Net earned premiums	$197,895	$194,491
Net investment income	10,710	11,751
Earnings from partnership investments	1,339	835
Net realized losses on investments	(631)	(164)
Change in net unrealized gains on equity investments	(29,988)	11,801
Net impairment losses on investments (a)	—	(220)
Credit loss expense	(2,510)	—
Finance and other service income	4,229	4,085
Total revenue	181,044	222,579

Losses and loss adjustment expenses	120,746	126,027
Underwriting, operating and related expenses	63,082	60,434
Interest expense	47	22
Total expenses	183,875	186,483

(Loss) income before income taxes	(2,831)	36,096
Income tax (benefit) expense	(841)	6,150
Net (loss) income	$(1,990)	$29,946

(Loss) earnings per weighted average common share:
Basic	$(0.13)	$1.97
Diluted	$(0.13)	$1.95

Cash dividends paid per common share	$0.90	$0.80

Number of shares used in computing earnings per share:
Basic	15,230,784	15,140,804
Diluted	15,347,083	15,305,785

(a) No portion of the other-than-temporary impairments recognized in the period indicated were included in Other Comprehensive Income for the period ended March 31, 2019.

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(1,990)	$29,946

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains during the period, net of income tax (benefit) expense of ($5,924) and $5,296.	(22,284)	19,923
Reclassification adjustment for net realized losses on investments included in net (loss) income, net of income tax benefit of $132 and $35.	498	130
Other comprehensive (loss) income, net of tax:	(21,786)	20,053

Comprehensive (loss) income	$(23,776)	$49,999

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	(Loss) Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2018	$176	$196,292	$(10,706)	$616,717	$(83,835)	$718,644
Cumulative effect of adoption of updated accounting guidance for callable debt securities at January 1, 2019, net of taxes				(2,373)		(2,373)
Net income, January 1 to March 31, 2019				29,946		29,946
Unrealized gains on securities available for sale, net of deferred federal income taxes			20,053			20,053
Restricted share awards issued	1	462				463
Recognition of employee share-based compensation, net of deferred federal income taxes		1,260				1,260
Dividends paid and accrued				(12,300)		(12,300)
Acquisition of treasury stock					—	—
Balance at March 31, 2019	$177	$198,014	$9,347	$631,990	$(83,835)	$755,693

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2019	$177	$202,321	$28,190	$661,553	$(83,835)	$808,406
Net loss, January 1 to March 31, 2020				(1,990)		(1,990)
Unrealized losses on securities available for sale, net of deferred federal income taxes			(21,786)			(21,786)
Restricted share awards issued		528				528
Recognition of employee share-based compensation, net of deferred federal income taxes		1,215				1,215
Dividends paid and accrued				(13,872)		(13,872)
Acquisition of treasury stock					(10,392)	(10,392)
Balance at March 31, 2020	$177	$204,064	$6,404	$645,691	$(94,227)	$762,109

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(1,990)	$29,946
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Investment amortization, net	1,774	777
Fixed Asset depreciation, net	1,606	1,207
Stock based compensation	1,744	1,723
(Credit) Provision for deferred income taxes	(5,927)	469
Net realized losses on investments	631	164
Net impairment losses on investments	—	220
Credit loss expense	2,510	—
Earnings from partnership investments	(1,339)	(835)
Change in net unrealized gains on equity investments	29,988	(11,801)
Changes in assets and liabilities:
Accounts receivable	3,698	1,408
Accrued investment income	(748)	(1,030)
Receivable from reinsurers	(1,685)	(16,992)
Ceded unearned premiums	4,991	437
Deferred policy acquisition costs	2,155	1,450
Taxes recoverable	1,003	—
Other assets	877	(3,849)
Loss and loss adjustment expense reserves	(1,873)	(2,957)
Unearned premium reserves	(13,928)	(4,991)
Taxes payable	543	2,196
Accounts payable and accrued liabilities	(18,748)	(17,357)
Payable to reinsurers	(10,465)	6,719
Other liabilities	(23,332)	5,084
Net cash used for operating activities	(28,515)	(8,012)

Cash flows from investing activities:
Fixed maturities purchased	(32,329)	(31,389)
Equity securities purchased	(12,095)	(5,169)
Other invested assets purchased	(3,389)	(1,750)
Proceeds from sales and paydowns of fixed maturities	33,433	33,587
Proceeds from maturities, redemptions, and calls of fixed maturities	28,909	7,260
Proceed from sales of equity securities	8,638	4,874
Proceeds from other invested assets redeemed	106	—
Fixed assets purchased	(2,977)	(1,127)
Net cash provided by investing activities	20,296	6,286

Cash flows from financing activities:
Debt	30,000	—
Dividends paid to shareholders	(14,229)	(12,964)
Acquisition of treasury stock	(10,392)	—
Net cash provided by (used for) financing activities	5,379	(12,964)

Net decrease in cash and cash equivalents	(2,840)	(14,690)
Cash and cash equivalents at beginning of year	44,407	37,582
Cash and cash equivalents at end of period	$41,567	$22,892

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

The financial information for the three months ended March 31, 2020 and 2019 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2019 is derived from the audited financial statements included in the Company's 2019 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2020.

These unaudited interim consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on February 28, 2020.

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

2. Recent Accounting Pronouncements

On March 20, 2019, the SEC adopted amendments to Regulation S-K and related rules and forms to modernize and simplify certain disclosure requirements for public companies. The amendments are intended to reduce the costs and burdens of the disclosure process while continuing to require disclosure of all material information. The amended rules generally were effective on May 2, 2019 and reduce disclosures but some provisions added new requirements. The adoption of the new rules did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

measurement disclosure requirements under ASC 820. The Company’s adoption of ASU 2018-13 on January 1, 2020 did not have an impact on the fair value disclosures included in Note 5 – Investments.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which amends the guidance for the impairment of financial instruments and is expected to result in more timely recognition of impairment losses. The update introduces an impairment model referred to as the current expected credit loss (“CECL”) model. The impairment model is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of the current guidance by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are SEC filers, the amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the updated guidance on January 1, 2020 using the modified rertrospective approach. The updated guidance did not have a material impact on the opening balance of retained earnings. The Company has elected not to measure expected credit losses for accrued interest receivables related to its finance receivables and fixed maturity securities. At March 31, 2020, the Company recognized an allowance for expected credit losses related to its available-for-sale (“AFS”) debt securities of $2,510. As permitted, the Company has not restated comparative information for 2019 and, therefore, the comparative information for 2019 is reported under the prior model and is not comparable to the information presented for 2020.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard was effective for fiscal years beginning after December 15, 2018. In 2018, the FASB issued two additional updates, ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, both of which have the same effective date and transition requirements as ASU 2016-02. ASU 2018-10 makes sixteen technical corrections to alleviate unintended consequences from applying the new standard and does not make any substantive changes to the core provisions or principals of the new standard. ASU 2019-11 creates an additional transition method which allows companies to elect to not adjust their comparative period financial information and disclosures for the effects of the new lease standard and also creates a practical expedient for lessors to not separate lease and non-lease components. The Company adopted ASU 2016-02, ASU 2018-10 and ASU 2018-11 effective January 1, 2019 (“the application date”) using the required modified retrospective transition approach. In accordance with the guidance, the Company has elected not to adjust comparative periods. As such, Accounting Standards Codification (“ASC”) 842 will be applied to each lease that had commenced as of the application date with a cumulative effect adjustment as of that date. As of January 1, 2019, a right of use asset and lease liability of $35,984 were recorded in the Consolidated Balance Sheets. There was no impact on retained earnings or other components of equity in the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2020	2019
(Loss) Earnings attributable to common shareholders - basic and diluted:
Net (loss) income from continuing operations	$(1,990)	$29,946
Allocation of loss (income) for participating shares	10	(167)
Net (loss) income from continuing operations attributed to common shareholders	$(1,980)	$29,779
(Loss) Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	15,304,758	15,225,774
Less: weighted average participating shares	(73,974)	(84,970)
Basic (loss) earnings per share denominator	15,230,784	15,140,804
Common equivalent shares- non-vested performance stock grants	116,299	164,981
Diluted (loss) earnings per share denominator	15,347,083	15,305,785

Basic (loss) earnings per share	$(0.13)	$1.97
Diluted (loss) earnings per share	$(0.13)	$1.95

Undistributed (loss) earnings attributable to common shareholders - basic and diluted:
Net (loss) income from continuing operations attributable to common shareholders -Basic	$(0.13)	$1.97
Dividends declared	(0.90)	(0.80)
Undistributed (loss) earnings	$(1.03)	$1.17

Net (loss) income from continuing operations attributable to common shareholders -Diluted	$(0.13)	$1.95
Dividends declared	(0.90)	(0.80)
Undistributed (loss) earnings	$(1.03)	$1.15

Diluted EPS excludes non vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive shares related to non vested performance stock grants for the three months ended March 31, 2020 and 2019.

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

The 2018 Plan establishes an initial pool of 350,000 shares of common stock available for issuance to our employees and other eligible participants. The maximum number of shares of common stock between both the 2018 Plan

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At March 31, 2020, there were 234,170 shares available for future grant.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes restricted stock activity under the Incentive Plan during the three months ended March 31, 2020 assuming a target payout for the 2020 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	78,202	$79.09	84,105		$79.34
Granted	34,799	90.10	36,649	(1)	84.68
Vested and unrestricted	(43,480)	78.07	(42,123)		73.55
Forfeited	—	—	(1,868)		84.61
Outstanding at end of period	69,521	$85.24	76,763		$84.94
(1)	Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the 2002 Incentive Plan.

As of March 31, 2020, there was $9,428 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2020 and 2019 was $6,493 and $7,771, respectively.  For the three months ended March 31, 2020 and 2019, the Company recorded compensation expense related to restricted stock of $1,378 and $1,361, net of income tax benefits of $366 and $362, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of March 31, 2020

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,823	$—	$60	$—	$1,883
Obligations of states and political subdivisions	224,800	—	8,924	(34)	233,690
Residential mortgage-backed securities (1)	288,122	—	12,998	(103)	301,017
Commercial mortgage-backed securities	105,678	—	3,553	(165)	109,066
Other asset-backed securities	26,659	—	63	(1,415)	25,307
Corporate and other securities	512,777	(2,510)	9,127	(24,902)	494,492
Subtotal, fixed maturity securities	1,159,859	(2,510)	34,725	(26,619)	1,165,455
Equity securities (2)	153,359	—	13,874	(17,345)	149,888
Other invested assets (4)	41,881	—	—	—	41,881
Totals	$1,355,099	$(2,510)	$48,599	$(43,964)	$1,357,224

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2019

	Cost or	Gross Unrealized		Estimated
	Amortized			Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,504	$8	$—	$1,512
Obligations of states and political subdivisions	241,597	9,799	—	251,396
Residential mortgage-backed securities (1)	301,503	6,608	(909)	307,202
Commercial mortgage-backed securities	106,902	3,233	(397)	109,738
Other asset-backed securities	36,068	218	(64)	36,222
Corporate and other securities	504,783	18,455	(1,268)	521,970
Subtotal, fixed maturity securities	1,192,357	38,321	(2,638)	1,228,040
Equity securities (2)	151,121	27,879	(1,363)	177,637
Other invested assets (4)	37,278	—	—	37,278
Totals	$1,380,756	$66,200	$(4,001)	$1,442,955
(1)	Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 733 and 229 securities in an unrealized loss position at March 31, 2020 and December 31, 2019, respectively.
(4)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2020
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$51,519	$51,881
Due after one year through five years	295,621	287,963
Due after five years through ten years	311,755	305,990
Due after ten years through twenty years	79,555	83,326
Due after twenty years	950	906
Asset-backed securities	420,459	435,389
Totals	$1,159,859	$1,165,455

The gross realized losses and gains on sales of investments were as follows for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Gross realized gains
Fixed maturity securities	$889	$115
Equity securities	1,576	953
Gross realized losses
Fixed maturity securities	(301)	(667)
Equity securities	(2,795)	(565)
Net realized losses on investments	$(631)	$(164)

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

The following tables as of March 31, 2020 and December 31, 2019 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	656	34	—	—	656	34
Residential mortgage-backed securities	20,492	99	195	4	20,687	103
Commercial mortgage-backed securities	22,272	165	—	—	22,272	165
Other asset-backed securities	14,840	534	8,202	881	23,042	1,415
Corporate and other securities	233,543	23,185	8,758	1,717	242,301	24,902
Subtotal, fixed maturity securities	291,803	24,017	17,155	2,602	308,958	26,619
Equity securities	67,644	13,991	9,909	3,354	77,553	17,345
Total temporarily impaired securities	$359,447	$38,008	$27,064	$5,956	$386,511	$43,964

	As of December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Residential mortgage-backed securities	61,933	409	31,655	500	93,588	909
Commercial mortgage-backed securities	36,398	397	866	—	37,264	397
Other asset-backed securities	21,281	64	462	—	21,743	64
Corporate and other securities	26,386	481	13,718	787	40,104	1,268
Subtotal, fixed maturity securities	145,998	1,351	46,701	1,287	192,699	2,638
Equity securities	8,849	391	14,143	972	22,992	1,363
Total temporarily impaired securities	$154,847	$1,742	$60,844	$2,259	$215,691	$4,001

Impairments

Beginning January 1, 2020, ASC 326, Credit Losses: Measurement of Credit Losses on Financial Instruments changed the process by which AFS debt securities are evaluated for impairment, requiring as the standard requires a new impairment model based on expected credit losses rather than incurred credit losses. Under the new guidance, an entity recognizes its estimate of expected credit losses through an allowance account.

For fixed maturities that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component as credit loss expense. The impairment related to all other factors (non-credit factors) is reported in other comprehensive income. The allowance is adjusted for any additional credit losses and subsequent recoveries. Upon recognizing a credit loss, the cost basis is not adjusted.

For fixed maturities where the Company records a credit loss, a determination is made as to the cause of the impairment and whether the Company expects a recovery in the value. For fixed maturities where the Company expects a recovery in value, the constant effective yield method is utilized, and the investment is amortized to par.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

For fixed maturity investments the Company intends to sell or for which it is more likely than not that the Company will be required to sell before an anticipated recovery in value, the full amount of the impairment is included in credit loss expense. The new cost basis of the investment is the previous amortized cost basis less the impairment recognized in credit loss expense. The new cost basis is not adjusted for any subsequent recoveries in fair value.

The Company uses a systematic methodology to evaluate declines in fair values below cost or amortized cost of our investments. Some of the factors considered in assessing impairment of fixed maturities due to credit losses include the extent to which the fair value is less than amortized cost, the financial condition of and the near and long-term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency, the historical volatility of the fair value of the security and whether it is more like than not that the Company will be required to sell the investment prior to an anticipated recovery in value.

The Company’s analysis of its fixed maturity portfolio at March 31, 2020 concluded that $2,510 of unrealized losses were due to credit factors and were recorded as credit loss expense for the three months ended March 31, 2020. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at March 31, 2020 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

During the three months ended March 31, 2019, the company recognized $220 in other-than-temporary impairments under the previous accounting guidance in ASC 320, Investments – Debt and Equity Securities.

The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

The following table represents a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

Three Months Ended March 31, 2020

Corporate and other
securities
Balance January 1, 2020	$—
Credit losses on securities with no previously recorded credit losses	2,510
Net increases (decreases) in allowance on previously impaired securities	—
Reduction due to sales	—
Writeoffs charged against allowance	—
Recoveries of amounts previously written off	—
Balance March 31, 2020	$2,510

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2020	2019
Interest on fixed maturity securities	$9,759	$11,127
Dividends on equity securities	1,206	1,082
Equity in earnings of other invested assets	516	282
Interest on other assets	7	9
Total investment income	11,488	12,500
Investment expenses	778	749
Net investment income	$10,710	$11,751

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of March 31, 2020. There were no significant changes to the valuation process during the three months ended March 31, 2020. As of March 31, 2020 and December 31, 2019, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At March 31, 2020 and December 31, 2019, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value $1,165,455 and $1,228,040, respectively. We have no short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of March 31, 2020
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,883	$—	$1,883	$—
Obligations of states and political subdivisions	233,690	—	233,690	—
Residential mortgage-backed securities	301,017	—	301,017	—
Commercial mortgage-backed securities	109,066	—	109,066	—
Other asset-backed securities	25,307	—	25,307	—
Corporate and other securities	494,492	—	494,492	—
Equity securities	117,082	115,396	—	1,686
Total investment securities	$1,282,537	$115,396	$1,165,455	$1,686

	As of December 31, 2019
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,512	$—	$1,512	$—
Obligations of states and political subdivisions	251,396	—	251,396	—
Residential mortgage-backed securities	307,202	—	307,202	—
Commercial mortgage-backed securities	109,738	—	109,738	—
Other asset-backed securities	36,222	—	36,222	—
Corporate and other securities	521,970	—	521,970	—
Equity securities	144,877	144,361	—	516
Total investment securities	$1,372,917	$144,361	$1,228,040	$516

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2020 and 2019.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	Level 3	Level 3
	Fair Value	Fair Value
	Securities	Securities
Balance at beginning of period	$516	$680
Net gains and losses included in earnings	—	—
Net gains included in other comprehensive income	—	—
Purchases	1,170	—
Sales	—	(297)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$1,686	$383
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the three months ended March 31, 2020 and 2019. The Company held one Level 3 security at March 31, 2020 and March 31, 2019.

As of March 31, 2020 and December 31, 2019, there were approximately $32,806 and $32,760, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its audited financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

6.  Allowance for Expected Credit Losses

Beginning on January 1, 2020, credit losses are recognized through an allowance account. See Note 2 – Recent Accounting Pronouncements for additional information and Note 5 – Investments for information about the allowance for expected credit losses on AFS debt securities.

The Company’s financial instruments measured at amortized cost include premiums and accounts receivable, and reinsurance recoverables.

Premiums and accounts receivable are reported net of an allowance for expected credit losses. The allowance is based upon the Company’s ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions and other relevant factors. Credit risk is partially mitigated by the Company’s ability to cancel the policy if the policyholder does not pay the premium and the Company writes off premiums receivable balances that are more than 90 days overdue.

The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, at March 31, 2020 and January 1, 2020, and changes in the allowance for expected credit losses for the three months ended March 31, 2020.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance January 1, 2020	$193,369	$578
Current period change for expected credit losses		1,576
Writeoffs of uncollectable accounts receivable		(1,820)
Balance March 31, 2020	$189,671	$334

Reinsurance recoverables include amounts due from reinsurers for both paid and unpaid losses. The Company cedes insurance to Commonwealth Automobile Reinsurers (“CAR”) and to other reinsurers. The Company has a property catastrophe excess of loss agreement and a casualty excess of loss agreement that qualify as reinsurance treaties and are designed to protect against large or unusual loss and LAE activity. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company reports its reinsurance recoverbales net of an allowance for estimated uncollectable reinsurance. A probability-of-default methodology which reflects current and forecasted economic conditions is used to estimate the amount of uncollectible reinsurance due to credit-related factors and the estimate is reported in an allowance for estimated uncollectible reinsurance. Amounts deemed to be uncollectible, including amounts due from known insolvent reinsurers, are written off against the allowance. Changes in the allowance, as well as any subsequent collections of amounts previously written off, are reported as part of claims and claim adjustment expenses.

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program and the Taxi/Limo Program, which represents 97% of the total reinsurance recoverable on paid and unpaid losses at March 31, 2020. The remaining 3% of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of March 31, 2020, all reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at March 31, 2020.

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

	Three Months Ended March 31,
	2020	2019
Reserves for losses and LAE at beginning of year	$610,566	$584,719
Less receivable from reinsurers related to unpaid losses and LAE	(122,372)	(108,398)
Net reserves for losses and LAE at beginning of year	488,194	476,321
Incurred losses and LAE, related to:
Current year	130,330	138,007
Prior years	(9,584)	(11,980)
Total incurred losses and LAE	120,746	126,027
Paid losses and LAE related to:
Current year	48,745	58,796
Prior years	72,839	70,990
Total paid losses and LAE	121,584	129,786
Net reserves for losses and LAE at end of period	487,356	472,562
Plus receivable from reinsurers related to unpaid losses and LAE	121,337	109,200
Reserves for losses and LAE at end of period	$608,693	$581,762

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $9,584 and $11,980 for the three months ended March 31, 2020 and 2019, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities. The decreases in prior years reserves during the three months ended March 31, 2020 and 2019 are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

The Company's automobile lines of business reserves decreased for the three months ended March 31, 2020 and 2019, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

8.  Commitments and Contingencies

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of March 31, 2020, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at March 31, 2020 and December 31, 2019. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at March 31, 2020 and 2019.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S. Government residential mortgage backed securities. At March 31, 2020, the Company has the ability to borrow $283,999 using eligible invested assets that would be used as collateral.

On March 17, 2020, the Company borrowed $30,000 from the FHLB-Boston for a term of five-years, bearing interest at a rate of 1.42%. Interest is payable monthly and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance with a minor penalty for prepayment. The loan is fully collateralized by specific U.S. Government residential mortgage backed securities. The Company had no amounts outstanding from the FHLB-Boston at December 31, 2019.

Interest expense on the FHLB-Boston borrowing was $18 for the three months ended March 31, 2020. There was no interest expense for the three months ended March 31, 2019.

10. Income Taxes

Federal income tax expense for the three months ended March 31, 2020 and 2019 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. The effective rate in 2020 is higher than the statutory rate due to the tax benefit related to the impact of stock-based compensation which increased the tax benefit during three months ended March 31, 2020.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

During the three months ended March 31, 2020, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

All tax years prior to 2016 are closed. There are no current examinations ongoing.

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

During the three months ended March 31, 2020, the Company purchased 143,292 shares on the open market under the program at a cost of $10,392. No share purchases were made by the Company under the program during the three months ended March 31, 2019. As of March 31, 2020, the Company has purchased 2,422,862 shares at a cost of $94,227. As of December 31, 2019, the Company had purchased 2,279,570 shares at a cost of $83,835.

12. Leases

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

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$1,151	$1,154

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Other information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,282	$1,256
Weighted average remaining lease term
Operating leases	8.23 Years	9.25 Years
Weighted average discount rate
Operating leases	2.39%	3.45%

Maturities of lease liabilities were as follows:

2020	$3,730
2021	4,817
2022	4,283
2023	3,880
2024	3,875
2025 and after	15,405
Total lease payments	35,990
Less imputed interest	(1,734)
Total	$34,256

13. Subsequent Events

On April 14, 2020, the Company announced the Safety Personal Auto Relief Credit, a 15% policyholder credit which will be applied to personal auto policies for the months of April and May. The Company’s decision to return a portion of premium payments to its customers is a recognition of the impact of government-mandated stay-at-home measures, which are reducing the number of vehicles on the roads and miles driven, and consequently, the number of claims filed. The Company estimates that this premium refund will be approximately $12,000, which will be recognized in the second quarter of 2020.

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

We are a leading provider of private passenger automobile, commercial automobile, homeowners and commercial other-than-auto insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 54.8% of our direct written premiums in 2019), we offer a portfolio of other insurance products, including commercial automobile (17.3% of 2019 direct written premiums), homeowners (23.0% of 2019 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.9% of 2019 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire, and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 892 in 1,120 locations throughout these three states during 2019. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier and the largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 8.8% and 15.3% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2019 according to statistics compiled by the CAR. We are also the third largest homeowners insurance carrier in Massachusetts with a 7.2% share of the Massachusetts homeowners insurance market.

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on May 5, 2020.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. The table below shows the amount of direct written premiums written in each state during the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
Direct Written Premiums	2020	2019
Massachusetts	$189,839	$196,361
New Hampshire	7,149	6,837
Maine	358	189
Total	$197,346	$203,387

Recent Trends and Events

Beginning in March 2020, the global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions caused significant economic effects including temporary closures of many businesses and reduced consumer activity due to shelter-in-place, stay-at-home and other governmental actions. This, in turn, caused significant market volatility and as a result the Company experienced investment losses driven by the impact of changes in fair value on the Company's equity investments. For the quarter ended March 31, 2020, a decrease of $29,988 for the change in unrealized gains on equity investments was recognized within (loss) income before income taxes, compared to an increase of $11,801 recognized in the comparable 2019 period. The impact of changes in fair value of the Company’s long-term fixed maturity investments, which are presented in accumulated other comprehensive income, was a decrease of $21,786 to $6,404 at March 31, 2020 compared to $28,190 at December 31, 2019.

COVID-19 did not have a material effect on our premium revenues for the first quarter of 2020. Early in the second quarter of 2020, the Company announced the Safety Personal Auto Relief Credit, a 15% policyholder credit, representing approximately $12,000 in total premium which will be applied to personal auto policies for the months of April and May. Although the pandemic has resulted in fewer cars on the road, there was not a material impact to loss and loss adjustment expenses incurred on our personal and commercial auto policies during the three months ended March 31, 2020. We continue to consider appropriate relief efforts as information and developments occur.

There are many uncertainties with respect to COVID-19. For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see "Part II—Item 1A—Risk Factors." These risks include legal challenges or legislative actions that extend business interruption coverage outside of our policy terms for business owner policies, which require direct physical loss or damage to property. Our business owner policies serve eligible small and medium sized commercial accounts including but not limited to apartments and condominiums; mercantile establishments; limited cooking restaurants; offices; and special trade contractors. The majority of these business owner policies do not contain a specific exclusion for viruses. However, as viruses do not produce direct physical damage or loss to property, our position is that no coverage exists for this peril. While we will evaluate each claim based on the specific facts and circumstances involved, our business owner policies do not provide coverage for business interruption claims unless there is direct physical damage or loss to property.

On March 17, 2020, the Company borrowed $30,000 from the FHLB-Boston out of an abundance of caution due to market uncertainty caused by COVID-19, for a term of five years, bearing interest at a rate of 1.42%. Interest is payable monthly and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance. The loan is fully collateralized by specific U.S. Government residential mortgage backed securities. The cash is still held at March 31, 2020 and is presented as an offset to the Other Liabilities financial statement line-item, which represents outstanding claim checks.

Non-generally accepted accounting principals (“non-GAAP”) operating income as defined below was $24,182 for the three months ended March 31, 2020 compared to $20,927 for the comparable 2019 period. The increase in Non-GAAP operating income was primarily the result of a decrease in loss and loss adjustment expenses compared to the prior period. Non-GAAP operating income for the quarter ended March 31, 2020 was $1.57 per diluted share, compared to $1.36 per diluted share, for the comparable 2019 period.

For the quarter ended March 31, 2020, loss and loss adjustment expenses incurred decreased by $5,281, or 4.2%, to $120,746 from $126,027 for the comparable 2019 period. The decrease was primarily the result due to favorable winter weather related activity in 2020.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2020 and 2019. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
Massachusetts Private Passenger Automobile	May 1, 2020	-0.6%
New Hampshire Homeowner	December 1, 2019	3.8%
Massachusetts Homeowner	November 1, 2019	2.2%
Massachusetts Private Passenger Automobile	September 1, 2019	1.9%
Massachusetts Commercial Automobile	June 1, 2019	3.1%
New Hampshire Commercial Automobile	March 1, 2019	1.8%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2020	2019
GAAP ratios:
Loss ratio	61.0%	64.8%
Expense ratio	31.9	31.1
Combined ratio	92.9%	95.9%

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

The 2018 Plan established an initial pool of 350,000 shares of common stock available for issuance to our employees and other eligible participants.

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At March 31, 2020, there were 234,170 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the three months ended March 31, 2020 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)		Vesting Terms
RS - Service	February 26, 2020	28,799	$90.50	(1)	3 years, 30%-30%-40%
RS - Performance	February 26, 2020	24,062	$90.50	(1)	3 years, cliff vesting (3)
RS	February 26, 2020	5,000	$90.50	(1)	No vesting period (2)
RS - Performance	February 26, 2020	12,587	$90.50	(1)	No vesting period (4)
RS	March 27, 2020	1,000	$76.60	(1)	No vesting period (2)
(1)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.
(2)	Board of Director members must maintain stock ownership equal to at least four times their annual retainer. This requirement must be met within five years of becoming a director.
(3)	The shares represent performance-based restricted shares award. Vesting of these shares is dependent upon the attainment of pre-established performance objectives, and any difference between shares granted and shares earned at the end of the performance period will be reported at the conclusion of the performance period.
(4)	The shares represent a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the 2002 Incentive Plan.

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage during 2020 that protects us in the event of a "137-year storm" (that is, a storm of a severity expected to occur once in a 137-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan").

For 2020, we have purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000. Our reinsurers’ co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $50,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer and 80.0% of $265,000 for the 4th layer.

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

At March 31, 2020, we had $152,361 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

Effects of Inflation

We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates.

Non-GAAP Measures

Management has included certain non-GAAP financial measures in presenting the Company’s results. Management believes that these non-GAAP measures better explain the Company’s results of operations and allow for a more complete understanding of the underlying trends in the Company’s business. These measures should not be viewed as a substitute for those determined in accordance with generally accepted accounting principles (“GAAP”). In addition, our definitions of these items may not be comparable to the definitions used by other companies.

Non-GAAP operating income and non-GAAP operating income per diluted share consist of our GAAP net income adjusted by the net realized losses on investments, net impairment losses on investments, changes in net unrealized gains on equity investments, credit loss expense and taxes related thereto. Net income and earnings per diluted share are the GAAP financial measures that are most directly comparable to non-GAAP operating income and non-GAAP operating income per diluted share, respectively. A reconciliation of the GAAP financial measures to these non-GAAP measures is included in the financial highlights below.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2020	2019
Direct written premiums	$197,346	$203,387
Net written premiums	$188,958	$189,938
Net earned premiums	$197,895	$194,491
Net investment income	10,710	11,751
Earnings from partnership investments	1,339	835
Net realized losses on investments	(631)	(164)
Change in net unrealized gains on equity investments	(29,988)	11,801
Net impairment losses on investments	—	(220)
Credit loss expense	(2,510)	—
Finance and other service income	4,229	4,085
Total revenue	181,044	222,579
Loss and loss adjustment expenses	120,746	126,027
Underwriting, operating and related expenses	63,082	60,434
Interest expense	47	22
Total expenses	183,875	186,483
(Loss) income before income taxes	(2,831)	36,096
Income tax (benefit) expense	(841)	6,150
Net (loss) income	$(1,990)	$29,946
(Loss) earnings per weighted average common share:
Basic	$(0.13)	$1.97
Diluted	$(0.13)	$1.95
Cash dividends paid per common share	$0.90	$0.80

Reconciliation of Net (Loss) Income to Non-GAAP Operating Income:

Net (loss) income	$(1,990)	$29,946
Exclusions from net income:
Net realized losses on investments	631	164
Change in net unrealized gains on equity investments	29,988	(11,801)
Net impairment losses on investments	-	220
Credit loss expense	2,510	-
Income tax (benefit) expense on exclusions from net income	(6,957)	2,398
Non-GAAP Operating income	$24,182	$20,927

Net (loss) income per diluted share	$(0.13)	$1.95
Exclusions from net income:
Net realized losses on investments	0.04	0.01
Change in net unrealized gains on equity investments	1.95	(0.77)
Net impairment losses on investments	-	0.01
Credit loss expense	0.16	-
Income tax (benefit) expense on exclusions from net income	(0.45)	0.16
Non-GAAP Operating income per diluted share	$1.57	$1.36

Direct Written Premiums. Direct written premiums for the three months ended March 31, 2020 decreased by $6,041, or 3.0%, to $197,346 from $203,387 for the comparable 2019 period. The decrease is primarily in our commercial automobile line of business and is a result of changes made by CAR to eligibility requirements which impacted the number of policies that we handle as a Servicing Carrier to the ceded pool. This results in a commensurate decrease in ceded written premium to and assumed from these programs.

Net Written Premiums. Net written premiums for the three months ended March 31, 2020 decreased by $980, or 0.5%, to $188,958 from $189,938 for the comparable 2019 period.

Net Earned Premiums.  Net earned premiums for the three months ended March 31, 2020 increased by $3,404, or 1.8%, to $197,895 from $194,491 for the comparable 2019 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2020	2019
Written Premiums
Direct	$197,346	$203,387
Assumed	7,978	8,245
Ceded	(16,366)	(21,694)
Net written premiums	$188,958	$189,938

Earned Premiums
Direct	$210,151	$207,308
Assumed	9,102	9,315
Ceded	(21,358)	(22,132)
Net earned premiums	$197,895	$194,491

Net Investment Income.  Net investment income for the three months ended March 31, 2020 decreased by $1,041, or 8.9%, to $10,710 from $11,751 for the comparable 2019 period. The decrease is a result of fixed maturity amortization resulting from prepayment activity on certain residential mortgage-backed securities. Net effective annualized yield on the investment portfolio was 3.1% for the three months ended March 31, 2020 compared to 3.5% for the three months ended March 31, 2019. The investment portfolio’s duration was 3.2 years at March 31, 2020 compared to 3.3 years at December 31, 2019.

Earnings from Partnership Investments. Earnings from partnership investments was $1,339 for the three months ended March 31, 2020 compared to $835 for the comparable 2019 period. The three months ended March 31, 2020 earnings reflects an increase in investment appreciation compared to the 2019 period.

Net Realized losses on Investments.  Net realized losses on investments was $631 for the three months ended March 31, 2020 compared to $164 for the comparable 2019 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of March 31, 2020

	Cost or	Allowance for	Gross Unrealized	Estimated	Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,823	$—	$60	$—	$1,883
Obligations of states and political subdivisions	224,800	—	8,924	(34)	233,690
Residential mortgage-backed securities (1)	288,122	—	12,998	(103)	301,017
Commercial mortgage-backed securities	105,678	—	3,553	(165)	109,066
Other asset-backed securities	26,659	—	63	(1,415)	25,307
Corporate and other securities	512,777	(2,510)	9,127	(24,902)	494,492
Subtotal, fixed maturity securities	1,159,859	(2,510)	34,725	(26,619)	1,165,455
Equity securities (2)	153,359	—	13,874	(17,345)	149,888
Other invested assets (4)	41,881	—	—	—	41,881
Totals	$1,355,099	$(2,510)	$48,599	$(43,964)	$1,357,224
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
(3)Our investment portfolio included 733 securities in an unrealized loss position at March 31, 2020.
(4)	Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of March 31, 2020
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$316,382	27.1%
Aaa/Aa	286,174	24.6
A	236,953	20.3
Baa	168,409	14.5
Ba	58,852	5.0
B	73,237	6.3
Caa/Ca	3,376	0.3
Not rated	22,072	1.9
Total	$1,165,455	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of March 31, 2020, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2020.

	As of March 31, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	656	34	—	—	656	34
Residential mortgage-backed securities	20,492	99	195	4	20,687	103
Commercial mortgage-backed securities	22,272	165	—	—	22,272	165
Other asset-backed securities	14,840	534	8,202	881	23,042	1,415
Corporate and other securities	233,543	23,185	8,758	1,717	242,301	24,902
Subtotal, fixed maturity securities	291,803	24,017	17,155	2,602	308,958	26,619
Equity securities	67,644	13,991	9,909	3,354	77,553	17,345
Total temporarily impaired securities	$359,447	$38,008	$27,064	$5,956	$386,511	$43,964

The Company’s analysis of its fixed maturity portfolio at March 31, 2020 concluded that $2,510 of unrealized losses were due to credit factors and were recorded as credit loss expense for the three months ended March 31, 2020. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at March 31, 2020 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

During the three months ended March 31, 2019, the company recognized $220 in credit impairments under the previous accounting guidance in ASC 320, Investments – Debt and Equity Securities.

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

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended March 31, 2020 increased by $144, or 3.5%, to $4,229 from $4,085 for the comparable 2019 period.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses incurred for the three months ended March 31, 2020 decreased by $5,281, or 4.2%, to $120,746 from $126,027 for the comparable 2019 period expense. The decrease is primarily due to favorable winter weather related activity in 2020.

Our GAAP loss ratio for the three months ended March 31, 2020 decreased to 61.0% from 64.8% for the comparable 2019 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31, 2020 was 51.7% compared to 56.3% for the comparable 2019 period. Total prior year favorable development included in the pre-tax results for the three months ended March 31, 2020 was $9,584 compared to $11,980 for the comparable 2019 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended March 31, 2020 increased by $2,648, or 4.4%, to $63,082 from $60,434 for the comparable 2019 period. Our GAAP expense ratio for the three months ended March 31, 2020 increased to 31.9% from 31.1% for the comparable 2019 period. The increase is driven by costs associated with various system modernization in our claims, billing and underwriting areas as well as a decrease in certain expense allowances offered under the Servicing Carrier program that have decreased with the related written premium as noted above.

Interest Expense.  Interest expense was $47 for the three months ended March 31, 2020 compared to $22 for the comparable 2019 period. The credit facility commitment fee included in interest expense was $19 for the three months ended March 31, 2020 and 2019.

Income Tax (Benefit) Expense.  Our effective tax rate was 29.7% and 17.0% for the quarters ended March 31, 2020 and 2019, respectively. The effective tax rate for the quarter ended March 31, 2020 is higher than the statutory rate due to the tax benefit related to the impact of stock-based compensation which increased the tax benefit. The effective tax rate for the quarter ended March 31, 2019 was lower than the statutory rate primarily due to the effects of tax-exempt investment income and the impact of stock-based compensation.

Net (Loss) Income.   Net loss for the three months ended March 31, 2020 was $1,990 compared to net income of $29,946 for the comparable 2019 period. The decrease is driven by the change in unrealized gains on equity investments during the quarter.

Non-GAAP Operating Income. Non-GAAP operating income as defined above was $24,182 for the three months ended March 31, 2020 compared to $20,927 for the comparable 2019 period. The increase in Non-GAAP operating income was primarily the result of a decrease in loss and loss adjustment expenses compared to the prior period.

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

Net cash used for operating activities was $28,515 and $8,012 during the three months ended March 31, 2020 and 2019, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Net cash used for operating activities during the three months ended March 31, 2020 and March 31, 2019 was the result of the timing of expense payments and changes in other liabilities which is driven by the reclassification of cash to offset outstanding claims checks. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash provided by investing activities was $20,296 and $6,286 during the three months ended March 31, 2020 and 2019, respectively. Fixed maturities, equity securities, and other invested assets purchased were $47,813 for the three months ended March 31, 2020 compared to $38,308 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $71,086 during the three months ended March 31, 2020 compared to $45,721 for the comparable prior year period.

Net cash provided by financing activites was $5,379 during the three months ended March 31, 2020 compared to net cash used for financing activities of $12,964 during the three months ended March 31, 2019. On March 17, 2020, the Company borrowed $30,000 from the FHLB-Boston for a term of five years, bearing interest at a rate of 1.42%. Interest is payable monthly and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance. The proceeds from this borrowing were partially offset by dividend payments to shareholders and share buybacks during the three months ended March 31, 2010. Net cash used for financing activities during the three months ended March 31, 2019 is comprised of dividend payments to shareholders.

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

Credit Facility

For information regarding our Credit Facility, please refer to Item 1- Financial Statements, Note 9, Debt, of this Form 10-Q.

Recent Accounting Pronouncements

For information regarding Recent Accounting Pronouncements, please refer to Item 1- Financial Statements, Note 2, Recent Accounting Pronouncements, of this Form 10-Q.

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under

Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2019, the statutory surplus of Safety Insurance was $704,177, and its statutory net income for 2019 was $75,469. As a result, a maximum of $75,469 is available in 2020 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $628,708 at December 31, 2019. During the three months ended March 31, 2020, Safety Insurance paid dividends to Safety of $12,961.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2020 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 14, 2020	March 2, 2020	March 16, 2020	$0.90	$13,872

On May 6, 2020, our Board approved and declared a quarterly cash dividend of $0.90 per share which will be paid on June 15, 2020 to shareholders of record on June 1, 2020. We plan to continue to declare and pay quarterly cash dividends in 2020, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31, 2020, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of March 31, 2020, the Company had purchased 2,422,862 shares of common stock at a cost of $94,227. As of December 31, 2019, the Company had purchased 2,279,570 shares of common stock at a cost of $83,835.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $453,696 to $504,483 as of March 31, 2020. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $487,356 as of March 31, 2020.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2020.

	As of March 31, 2020
Line of Business	Low	Recorded	High
Private passenger automobile	$187,875	$197,889	$200,053
Commercial automobile	98,076	105,168	108,180
Homeowners	87,642	92,595	92,965
All other	80,103	91,704	103,285
Total	$453,696	$487,356	$504,483

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31, 2020.

	As of March 31, 2020
Line of Business	Case	IBNR	Total
Private passenger automobile	$244,011	$(46,129)	$197,882
CAR assumed private passenger auto	1	6	7
Commercial automobile	55,585	10,881	66,466
CAR assumed commercial automobile	20,680	18,023	38,703
Homeowners	78,034	4,667	82,701
FAIR Plan assumed homeowners	3,504	6,390	9,894
All other	46,662	45,041	91,703
Total net reserves for losses and LAE	$448,477	$38,879	$487,356

At March 31, 2020, our total IBNR reserves for our private passenger automobile line of business was comprised of ($65,975) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $19,846 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 46.6% of our total reserves for CAR assumed commercial automobile business as of March 31, 2020, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 64.6% of our total reserves for FAIR Plan assumed homeowners at March 31, 2020, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of March 31, 2020.

	As of March 31, 2020
Line of Business	Retained	Assumed	Net
Private passenger automobile	$197,882
CAR assumed private passenger automobile		$7
Net private passenger automobile			$197,889
Commercial automobile	66,466
CAR assumed commercial automobile		38,703
Net commercial automobile			105,169
Homeowners	82,701
FAIR Plan assumed homeowners		9,894
Net homeowners			92,595
All other	91,703	—	91,703
Total net reserves for losses and LAE	$438,752	$48,604	$487,356

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the three months ended March 31, 2020, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $1,979. Each 1 percentage-point change in the loss and loss expense ratio would have had a $1,564 effect on net income, or $0.10 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31, 2020. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(3,958)	$(1,979)	$—
Estimated increase in net income	3,127	1,563	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,979)	—	1,979
Estimated increase (decrease) in net income	1,563	—	(1,563)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,979	3,958
Estimated decrease in net income	—	(1,563)	(3,127)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,329)	(665)	—
Estimated increase in net income	1,050	525	—
No Change in Severity
Estimated (decrease) increase in reserves	(665)	—	665
Estimated increase (decrease) in net income	525	—	(525)
+1 Percent Change in Severity
Estimated increase in reserves	—	665	1,329
Estimated decrease in net income	—	(525)	(1,050)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,654)	(827)	—
Estimated increase in net income	1,307	653	—
No Change in Severity
Estimated (decrease) increase in reserves	(827)	—	827
Estimated increase (decrease) in net income	653	—	(653)
+1 Percent Change in Severity
Estimated increase in reserves	—	827	1,654
Estimated decrease in net income	—	(653)	(1,307)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,834)	(917)	—
Estimated increase in net income	1,449	724	—
No Change in Severity
Estimated (decrease) increase in reserves	(917)	—	917
Estimated increase (decrease) in net income	724	—	(724)
+1 Percent Change in Severity
Estimated increase in reserves	—	917	1,834
Estimated decrease in net income	—	(724)	(1,449)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2020. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$—	$—
Estimated increase (decrease) in net income	—	—
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(387)	387
Estimated increase (decrease) in net income	306	(306)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(99)	99
Estimated increase (decrease) in net income	78	(78)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $9,584 and $11,980 during the three months ended March 31, 2020 and 2019, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2020 and 2019. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Three Months Ended March 31,
Accident Year	2020	2019
2010 & prior	$(125)	$(244)
2011	(100)	(57)
2012	(396)	(311)
2013	1	(742)
2014	(525)	(1,074)
2015	(875)	(1,568)
2016	(2,442)	(3,245)
2017	(1,949)	(4,385)
2018	(2,238)	(354)
2019	(935)	—
All prior years	$(9,584)	$(11,980)

The decreases in prior years’ reserves during the three months ended March 31, 2020 and 2019 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2020 decrease is composed of reductions of $3,950 in our retained private passenger automobile reserves, $755 in our retained commercial automobile reserves, $3,864 in our retained homeowners reserves and our retained other lines reserves. The 2019 decrease is primarily composed of reductions of $6,356 in our retained private passenger automobile reserves, $914 in our retained commercial automobile reserves, $3,629 in our retained homeowners reserves and $791 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses March 31, 2020.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2010 & prior	$(79)	$1	$(7)	$(40)	$(125)
2011	(12)	—	(1)	(87)	(100)
2012	82	(1)	(242)	(235)	(396)
2013	50	58	(2)	(105)	1
2014	(7)	(329)	(3)	(186)	(525)
2015	(838)	53	(68)	(22)	(875)
2016	(1,128)	(795)	(568)	49	(2,442)
2017	(987)	(210)	(778)	26	(1,949)
2018	(1,125)	(82)	(1,006)	(25)	(2,238)
2019	94	(226)	(753)	(50)	(935)
All prior years	$(3,950)	$(1,531)	$(3,428)	$(675)	$(9,584)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the three months ended March 31, 2020 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2010 & prior	$(79)	$1	$(7)	$(40)	$(125)
2011	(12)	—	(1)	(87)	(100)
2012	82	(1)	(242)	(235)	(396)
2013	50	100	(2)	(105)	43
2014	(7)	(289)	(3)	(186)	(485)
2015	(838)	100	(4)	(22)	(764)
2016	(1,128)	(747)	(515)	49	(2,341)
2017	(987)	(122)	(778)	26	(1,861)
2018	(1,125)	34	(937)	(25)	(2,053)
2019	94	169	(700)	(50)	(487)
All prior years	$(3,950)	$(755)	$(3,189)	$(675)	$(8,569)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the three months ended March 31, 2020.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2010 & prior	$—	$—	$—	$—
2011	—	—	—	—
2012	—	—	—	—
2013	—	(42)	—	(42)
2014	—	(40)	—	(40)
2015	—	(47)	(64)	(111)
2016	—	(48)	(53)	(101)
2017	—	(88)	—	(88)
2018	—	(116)	(69)	(185)
2019	—	(395)	(53)	(448)
All prior years	$—	$(776)	$(239)	$(1,015)

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

For further information, see “Results of Operations: Losses and Loss Adjustment Expenses.”

Investment Impairments.

The Company uses a systematic methodology to evaluate declines in fair values below cost or amortized cost of our investments. Some of the factors considered in assessing impairment of fixed maturities due to credit losses include the extent to which the fair value is less than amortized cost, the financial condition of and the near and long-term prospects of the issuer, whether the debtor is current on its contractually obligated interest and principal payments, changes to the rating of the security by a rating agency, the historical volatility of the fair value of the security and whether it is more like than not that the Company will be required to sell the investment prior to an anticipated recovery in value.  This methodology ensures that we evaluate available evidence concerning any declines in a disciplined manner.

Beginning January 1, 2020, ASC 326, Credit Losses: Measurement of Credit Losses on Financial Instruments changed the process by which AFS debt securities are evaluated for impairment, requiring as the standard requires a new impairment model based on expected credit losses rather than incurred credit losses. Under the new guidance, an entity recognizes its estimate of expected credit losses through an allowance account.

For fixed maturities that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component as credit loss expense. The impairment related to all other factors (non-credit factors) is reported in other comprehensive income. The allowance is adjusted for any additional credit losses and subsequent recoveries. Upon recognizing a credit loss, the cost basis is not adjusted.

For further information, see “Results of Operations: Net Impairment Losses on Investments.”

Forward-Looking Statements

Forward-looking statements might include one or more of the following, among others:

●	Projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;
●	Descriptions of plans or objectives of management for future operations, products or services;
●	Forecasts of future economic performance, liquidity, need for funding and income;
●	The impact of COVID-19 and related economic conditions, including the Company's assessment of the vulnerability of certain categories of investments due to the economic disruptions associated with COVID-19;
●	Legal and regulatory commentary
●	Descriptions of assumptions underlying or relating to any of the foregoing; and
●	Future performance of credit markets.

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to:

●	The competitive nature of our industry and the possible adverse effects of such competition;
●	Conditions for business operations and restrictive regulations in Massachusetts;
●	The possibility of losses due to claims resulting from severe weather;
●	The possibility that the Commissioner may approve future Rule changes that change the operation of the residual market;
●	The possibility that existing insurance-related laws and regulations will become further restrictive in the future;
●	Our possible need for and availability of additional financing, and our dependence on strategic relationships, among others;
●	The effects of emerging claim and coverage issues on the Company’s business are uncertain, and court decisions or legislative or regulatory changes that take place after the Company issues its policies, including those taken in response to COVID-19 (such as requiring insurers to cover business interruption claims irrespective of terms or other conditions included in the policies that would otherwise preclude coverage), can result in an unexpected increase in the number of claims and have a material adverse impact on the Company's results of operations;
●	The impact of COVID-19 and related risks, including on the Company's employees, agents or other key partners, could materially affect the Company's results of operations, financial position and/or liquidity; and
●	Other risks and factors identified from time to time in our reports filed with the SEC. Refer to Part I, Item 1A — Risk Factors of our 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of March 31, 2020
Estimated fair value	$1,202,375	$1,165,455	$1,126,621
Estimated increase (decrease) in fair value	$36,920	$—	$(38,834)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At March 31, 2020, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2020, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings - Please see “Item 1 — Financial Statements - Note 8, Commitments and Contingencies.”

Item 1A.  Risk Factors

Other than as described below, there have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2019 Annual Report on Form 10-K.

The impact of COVID-19 and the related risks could have a material impact on our results of operations.

In March 2020, the World Health Organization declared a worldwide pandemic regarding the outbreak of COVID-19. The pandemic has affected the states where we operate causing significant economic effects including temporary closures of many businesses and reduced consumer activity due to shelter-in-place, stay-at-home and other governmental regulations.

Our premium revenues could be adversely impacted from the economic consequences as consumer behaviors change due to self-isolation, travel limitations and restrictions on non-essential businesses. Furthermore, these restrictions could impair our independent agents’ ability to sell our products and serve our policyholders, which could result in significant declines in premium revenues.

The COVID-19 pandemic could also have a material impact on losses and loss adjustment expenses. Risks to our business include legislation or court decisions that extend business interruption coverage for COVID-19 when there was no direct physical damage or loss to property. These actions would extend coverage beyond the terms and conditions we intended for those policies, meaning we would be forced to pay claims when no coverage was contemplated and for which no premium was collected. These amounts could have a material, adverse impact on our business, financial condition, results of operations or cash flows. There is also the potential of significant litigation brought by policyholders, including but not limited to, class action lawsuits. Frequency and severity could also increase with respect to our auto and property coverages due to, among other things, changes in business practices and individual behaviors resulting from the stay-at-home and social distancing measures.

The disruption in the financial markets related to COVID-19 has contributed to net realized investment losses and negative impacts related to changes in fair value on our equity investments and, to a lesser extent, impairments in our fixed-income investment portfolio. In the event that these conditions recur or result in a prolonged economic downturn, they could adversely impact our financial condition, results of operations or cash flows. Such adverse impacts may be material.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  The Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. During the three months ended March 31, 2020, the Company purchased 143,292 shares on the open market under the program at a cost of $10,392.

Item 3.   Defaults upon Senior Securities - None.

Item 4.   Mine Safety Disclosures — None.

Item 5.  Other Information - None.

Item 6.  Exhibits - The exhibits are contained herein as listed in the Exhibit Index.

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description

3.2.1 11.0	Amended and Restated Bylaws of Safety Insurance Group, Inc.(2) Statement re: Computation of Per Share Earnings (1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

101.INS	Inline XBRL Instance Document(2)

101.SCH	Inline XBRL Taxonomy Extension Schema(2)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase(2)
104	The cover page from this Current Report on form 10-Q, formatted in Inline XBRL(2)
(1) Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, earnings per Weighted Average Common Share.
(2)	Included herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2020	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer