Form 10-Q
period 2020-06-30
SAFETY INSURANCE GROUP INC
filed 2020-08-07
CIK 1172052

the

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ◻  No ☒

As of July 31, 2020 there were 15,074,333 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,168,666 and $1,192,357, allowance for expected credit losses of $2,471 at June 30, 2020)	$1,219,714	$1,228,040
Equity securities, at fair value (cost: $164,991 and $151,121)	178,347	177,637
Other invested assets	35,526	37,278
Total investments	1,433,587	1,442,955
Cash and cash equivalents	44,757	44,407
Accounts receivable, net of allowance for credit losses of $914 at June 30, 2020	199,356	193,369
Receivable for securities sold	2,523	1,784
Accrued investment income	8,000	8,404
Taxes recoverable	411	1,003
Receivable from reinsurers related to paid loss and loss adjustment expenses	16,018	11,319
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	116,378	122,372
Ceded unearned premiums	26,073	35,182
Deferred policy acquisition costs	77,350	74,287
Equity and deposits in pools	34,118	29,791
Operating lease right-of-use-assets	33,092	33,998
Other assets	27,251	23,798
Total assets	$2,018,914	$2,022,669

Liabilities
Loss and loss adjustment expense reserves	$599,747	$610,566
Unearned premium reserves	440,007	442,219
Accounts payable and accrued liabilities	60,518	75,016
Payable for securities purchased	7,451	6,377
Payable to reinsurers	11,794	12,911
Deferred income taxes	4,413	5,717
Debt	30,000	—
Operating lease liabilities	33,092	33,998
Other liabilities	14,914	27,459
Total liabilities	1,201,936	1,214,263

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,724,866 and 17,662,779 shares issued	177	177
Additional paid-in capital	206,130	202,321
Accumulated other comprehensive income, net of taxes	42,302	28,190
Retained earnings	674,349	661,553
Treasury stock, at cost: 2,581,414 and 2,279,570 shares	(105,980)	(83,835)
Total shareholders’ equity	816,978	808,406
Total liabilities and shareholders’ equity	$2,018,914	$2,022,669

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net earned premiums	$181,902	$196,426	$379,797	$390,917
Net investment income	9,916	10,574	20,626	22,325
(Losses) earnings from partnership investments	(3,449)	735	(2,110)	1,570
Net realized (losses) gains on investments	(721)	483	(1,352)	319
Change in net unrealized gains on equity investments	16,828	3,754	(13,160)	15,555
Net impairment losses on investments (a)	—	(54)	—	(274)
Credit loss expense	39	—	(2,471)	—
Finance and other service income	3,255	4,084	7,484	8,169
Total revenue	207,770	216,002	388,814	438,581

Losses and loss adjustment expenses	90,974	122,393	211,720	248,420
Underwriting, operating and related expenses	63,514	60,908	126,596	121,342
Interest expense	130	23	177	45
Total expenses	154,618	183,324	338,493	369,807

Income before income taxes	53,152	32,678	50,321	68,774
Income tax expense	10,658	6,744	9,817	12,894
Net income	$42,494	$25,934	$40,504	$55,880

Earnings per weighted average common share:
Basic	$2.80	$1.70	$2.66	$3.66
Diluted	$2.78	$1.68	$2.64	$3.63

Cash dividends paid per common share	$0.90	$0.80	$1.80	$1.60

Number of shares used in computing earnings per share:
Basic	15,120,039	15,220,822	15,175,409	15,181,034
Diluted	15,237,295	15,346,234	15,292,186	15,326,121

(a) No portion of the other-than-temporary impairments recognized in the period indicated were included in Other Comprehensive Income for the period ended June 30, 2019.

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$42,494	$25,934	$40,504	$55,880

Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of income tax expense of $9,391, $3,502, $3,467 and $8,798.	35,328	13,176	13,044	33,099
Reclassification adjustment for net realized losses (gains) on investments included in net income, net of income tax benefit (expense) of $152, ($102), $284 and ($67).	570	(382)	1,068	(252)
Other comprehensive income, net of tax:	35,898	12,794	14,112	32,847

Comprehensive income	$78,392	$38,728	$54,616	$88,727

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2018	$176	$196,292	$(10,706)	$616,717	$(83,835)	$718,644
Cumulative effect of adoption of updated accounting guidance for callable debt securities at January 1, 2019, net of taxes				(2,373)		(2,373)
Net income, January 1 to March 31, 2019				29,946		29,946
Unrealized gains on securities available for sale, net of deferred federal income taxes			20,053			20,053
Restricted share awards issued	1	462				463
Recognition of employee share-based compensation, net of deferred federal income taxes		1,260				1,260
Dividends paid and accrued				(12,300)		(12,300)
Balance at March 31, 2019	177	198,014	9,347	631,990	(83,835)	755,693
Net income, April 1 to June 30, 2019				25,934		25,934
Unrealized gains on securities available for sale, net of deferred federal income taxes			12,794			12,794
Recognition of employee share-based compensation, net of deferred federal income taxes		1,630				1,630
Dividends paid and accrued				(12,371)		(12,371)
Balance at June 30, 2019	$177	$199,644	$22,141	$645,553	$(83,835)	$783,680

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2019	$177	$202,321	$28,190	$661,553	$(83,835)	$808,406
Net loss, January 1 to March 31, 2020				(1,990)		(1,990)
Unrealized losses on securities available for sale, net of deferred federal income taxes			(21,786)			(21,786)
Restricted share awards issued		528				528
Recognition of employee share-based compensation, net of deferred federal income taxes		1,215				1,215
Dividends paid and accrued				(13,872)		(13,872)
Acquisition of treasury stock					(10,392)	(10,392)
Balance at March 31, 2020	177	204,064	6,404	645,691	(94,227)	762,109
Net income, April 1 to June 30, 2020				42,494		42,494
Unrealized gains on securities available for sale, net of deferred federal income taxes			35,898			35,898
Recognition of employee share-based compensation, net of deferred federal income taxes		2,066				2,066
Dividends paid and accrued				(13,836)		(13,836)
Acquisition of treasury stock					(11,753)	(11,753)
Balance at June 30, 2020	$177	$206,130	$42,302	$674,349	$(105,980)	$816,978

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$40,504	$55,880
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	3,253	2,782
Fixed Asset depreciation, net	3,278	2,379
Stock based compensation	3,810	3,353
(Credit) Provision for deferred income taxes	(5,028)	1,238
Net realized losses (gains) on investments	1,352	(319)
Net impairment losses on investments	—	274
Credit loss expense	2,471	—
Losses (earnings) from partnership investments	6,866	(1,160)
Change in net unrealized gains on equity investments	13,160	(15,555)
Changes in assets and liabilities:
Accounts receivable	(5,987)	(19,596)
Accrued investment income	404	116
Receivable from reinsurers	1,295	(18,958)
Ceded unearned premiums	9,109	(1,926)
Deferred policy acquisition costs	(3,063)	(2,315)
Taxes recoverable	592	(1,671)
Other assets	(5,732)	(4,219)
Loss and loss adjustment expense reserves	(10,819)	4,404
Unearned premium reserves	(2,212)	18,232
Taxes payable	—	(6,090)
Accounts payable and accrued liabilities	(14,362)	(14,587)
Payable to reinsurers	(1,117)	9,020
Other liabilities	(12,545)	2,135
Net cash provided by operating activities	25,229	13,417

Cash flows from investing activities:
Fixed maturities purchased	(83,172)	(79,891)
Equity securities purchased	(30,611)	(13,721)
Other invested assets purchased	(5,291)	(5,851)
Proceeds from sales and paydowns of fixed maturities	63,228	86,215
Proceeds from maturities, redemptions, and calls of fixed maturities	40,366	14,843
Proceed from sales of equity securities	15,758	12,323
Proceeds from other invested assets redeemed	158	559
Fixed assets purchased	(5,326)	(2,327)
Net cash (used for) provided by investing activities	(4,890)	12,150

Cash flows from financing activities:
Debt	30,000	—
Dividends paid to shareholders	(27,844)	(25,181)
Acquisition of treasury stock	(22,145)	—
Net cash used for financing activities	(19,989)	(25,181)

Net increase in cash and cash equivalents	350	386
Cash and cash equivalents at beginning of year	44,407	37,582
Cash and cash equivalents at end of period	$44,757	$37,968

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

The financial information for the three and six months ended June 30, 2020 and 2019 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2019 is derived from the audited financial statements included in the Company's 2019 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2020.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which requires certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted. The Company adopted ASU 2017-08 effective January 1, 2019 which resulted in the recognition of $2,373 of additional amortization as a cumulative effect adjustment which decreased retained earnings by that amount.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which amends the guidance for the impairment of financial instruments and is expected to result in more timely recognition of impairment losses. The update introduces an impairment model referred to as the current expected credit loss (“CECL”) model. The impairment model is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of the current guidance by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are SEC filers, the amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the updated guidance on January 1, 2020 using the modified retrospective approach. The updated guidance did not have a material impact on the opening balance of retained earnings. The Company has elected not to measure expected credit losses for accrued interest receivables related to its finance receivables and fixed maturity securities. At March 31, 2020, the Company recognized an allowance for expected credit losses related to its available-for-sale (“AFS”) debt securities of $2,510. The Company has not restated comparative information for 2019 and, therefore, the comparative information for 2019 is reported under the prior model and is not comparable to the information presented for 2020.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard was effective for fiscal years beginning after December 15, 2018. In 2018, the FASB issued two additional updates, ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, both of which have the same effective date and transition requirements as ASU 2016-02. ASU 2018-10 makes sixteen technical corrections to alleviate unintended consequences from applying the new standard and does not make any substantive changes to the core provisions or principals of the new standard. ASU 2019-11 creates an additional transition method which allows companies to elect to not adjust their comparative period financial information and disclosures for the effects of the new lease standard and also creates a practical expedient for lessors to not separate lease and non-lease components. The Company adopted ASU 2016-02, ASU 2018-10 and ASU 2018-11 effective January 1, 2019 (“the application date”) using the required modified retrospective transition approach. In accordance with the guidance, the Company has elected not to adjust comparative periods. As such, Accounting Standards Codification (“ASC”) 842 will be applied to each lease that had commenced as of the application date with a cumulative effect adjustment as of that date. As of January 1, 2019, a right of use asset and lease liability of $35,984 were recorded in the Consolidated Balance Sheets. All periods prior to the application date presented in the financial statements will not change and the guidance in ASC 840, Leases, will apply. There was no impact on retained earnings or other components of equity in the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$42,494	$25,934	$40,504	$55,880
Allocation of income for participating shares	(195)	(134)	(190)	(300)
Net income from continuing operations attributed to common shareholders	$42,299	$25,800	$40,314	$55,580
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	15,189,442	15,299,691	15,247,100	15,262,937
Less: weighted average participating shares	(69,403)	(78,869)	(71,691)	(81,903)
Basic earnings per share denominator	15,120,039	15,220,822	15,175,409	15,181,034
Common equivalent shares- non-vested performance stock grants	117,256	125,412	116,777	145,087
Diluted earnings per share denominator	15,237,295	15,346,234	15,292,186	15,326,121

Basic earnings per share	$2.80	$1.70	$2.66	$3.66
Diluted earnings per share	$2.78	$1.68	$2.64	$3.63

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$2.80	$1.70	$2.66	$3.66
Dividends declared	(0.90)	(0.80)	(1.80)	(1.60)
Undistributed earnings	$1.90	$0.90	$0.86	$2.06

Net income from continuing operations attributable to common shareholders -Diluted	$2.78	$1.68	$2.64	$3.63
Dividends declared	(0.90)	(0.80)	(1.80)	(1.60)
Undistributed earnings	$1.88	$0.88	$0.84	$2.03

Diluted EPS excludes non-vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 2,310 and 106 anti-dilutive shares related to non-vested stock grants for the three and six months ended June 30, 2020, respectively, and no anti-dilutive shares related to non-vested stock grants for the three and six months ended June 30, 2019.

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

The 2018 Plan establishes an initial pool of 350,000 shares of common stock available for issuance to our employees and other eligible participants. The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At June 30, 2020, there were 234,170 shares available for future grant.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes restricted stock activity under the Incentive Plan during the six months ended June 30, 2020 assuming a target payout for the 2020 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	78,202	$79.09	84,105		$79.34
Granted	34,799	90.10	36,649	(1)	84.68
Vested and unrestricted	(43,480)	78.07	(42,123)		73.55
Forfeited	(2,694)	87.70	(6,667)		84.86
Outstanding at end of period	66,827	$85.14	71,964		$84.94
(1)	Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the 2002 Incentive Plan.

As of June 30, 2020, there was $8,527 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years.  The total fair value of the shares that were vested and unrestricted during the six months ended June 30, 2020 and 2019 was $6,493 and $7,784, respectively.  For the six months ended June 30, 2020 and 2019, the Company recorded compensation expense related to restricted stock of $3,010 and $2,649, net of income tax benefits of $800 and $704, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of June 30, 2020

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,822	$—	$59	$—	$1,881
Obligations of states and political subdivisions	225,863	—	8,314	(139)	234,038
Residential mortgage-backed securities (1)	272,484	—	14,131	(28)	286,587
Commercial mortgage-backed securities	105,542	—	8,609	—	114,151
Other asset-backed securities	27,673	—	375	(599)	27,449
Corporate and other securities	535,282	(2,471)	30,039	(7,242)	555,608
Subtotal, fixed maturity securities	1,168,666	(2,471)	61,527	(8,008)	1,219,714
Equity securities (2)	164,991	—	19,213	(5,857)	178,347
Other invested assets (4)	35,526	—	—	—	35,526
Totals	$1,369,183	$(2,471)	$80,740	$(13,865)	$1,433,587

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2019

	Cost or	Gross Unrealized		Estimated
	Amortized			Fair
	Cost	Gains	Losses (3)	Value
U.S. Treasury securities	$1,504	$8	$—	$1,512
Obligations of states and political subdivisions	241,597	9,799	—	251,396
Residential mortgage-backed securities (1)	301,503	6,608	(909)	307,202
Commercial mortgage-backed securities	106,902	3,233	(397)	109,738
Other asset-backed securities	36,068	218	(64)	36,222
Corporate and other securities	504,783	18,455	(1,268)	521,970
Subtotal, fixed maturity securities	1,192,357	38,321	(2,638)	1,228,040
Equity securities (2)	151,121	27,879	(1,363)	177,637
Other invested assets (4)	37,278	—	—	37,278
Totals	$1,380,756	$66,200	$(4,001)	$1,442,955
(1)	Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 527 and 229 securities in an unrealized loss position at June 30, 2020 and December 31, 2019, respectively.
(4)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2020
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$67,468	$68,303
Due after one year through five years	300,404	308,520
Due after five years through ten years	306,192	321,694
Due after ten years through twenty years	87,050	90,948
Due after twenty years	1,854	2,063
Asset-backed securities	405,698	428,186
Totals	$1,168,666	$1,219,714

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross realized gains
Fixed maturity securities	$139	$479	$1,028	$594
Equity securities	1,295	688	2,871	1,641
Gross realized losses
Fixed maturity securities	(1,096)	(241)	(1,397)	(908)
Equity securities	(1,059)	(443)	(3,854)	(1,008)
Net realized (losses) gains on investments	$(721)	$483	$(1,352)	$319

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

The following tables as of June 30, 2020 and December 31, 2019 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	4,479	139	—	—	4,479	139
Residential mortgage-backed securities	5,938	27	139	1	6,077	28
Commercial mortgage-backed securities	—	—	—	—	—	—
Other asset-backed securities	5,407	330	8,814	269	14,221	599
Corporate and other securities	127,854	6,360	8,901	882	136,755	7,242
Subtotal, fixed maturity securities	143,678	6,856	17,854	1,152	161,532	8,008
Equity securities	54,680	4,334	11,725	1,523	66,405	5,857
Total temporarily impaired securities	$198,358	$11,190	$29,579	$2,675	$227,937	$13,865

	As of December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Residential mortgage-backed securities	61,933	409	31,655	500	93,588	909
Commercial mortgage-backed securities	36,398	397	866	—	37,264	397
Other asset-backed securities	21,281	64	462	—	21,743	64
Corporate and other securities	26,386	481	13,718	787	40,104	1,268
Subtotal, fixed maturity securities	145,998	1,351	46,701	1,287	192,699	2,638
Equity securities	8,849	391	14,143	972	22,992	1,363
Total temporarily impaired securities	$154,847	$1,742	$60,844	$2,259	$215,691	$4,001

Impairments

Beginning January 1, 2020, ASC 326, Credit Losses: Measurement of Credit Losses on Financial Instruments changed the process by which AFS debt securities are evaluated for impairment, as the standard requires a new impairment model based on expected credit losses rather than incurred credit losses. Under the new guidance, an entity recognizes its estimate of expected credit losses through an allowance account.

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

The Company’s analysis of its fixed maturity portfolio at June 30, 2020 resulted in a decrease in the allowance for expected credit losses and credit loss expense of $39 for the three months ended June 30, 2020. For the six months ended June 30, 2020 the Company concluded that $2,471 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses and credit loss expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at June 30, 2020 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The Company recognized other-than-temporary impairment losses of $54 and $274 during the three and six months ended June 30, 2019, respectively which under the previous accounting guidance in ASC 320, Investments – Debt and Equity Securities.

The Company holds no subprime mortgage debt securities. All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

The following tables represent a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

Three Months Ended June 30, 2020

Corporate and other
securities
Balance April 1, 2020	$2,510
Credit losses on securities with no previously recorded credit losses	—
Net increases (decreases) in allowance on previously impaired securities	(39)
Reduction due to sales	—
Writeoffs charged against allowance	—
Recoveries of amounts previously written off	—
Balance June 30, 2020	$2,471

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Six Months Ended June 30, 2020

Corporate and other
securities
Balance January 1, 2020	$—
Credit losses on securities with no previously recorded credit losses	2,471
Net increases (decreases) in allowance on previously impaired securities	—
Reduction due to sales	—
Writeoffs charged against allowance	—
Recoveries of amounts previously written off	—
Balance June 30, 2020	$2,471

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest on fixed maturity securities	$9,667	$9,717	$19,426	$20,844
Dividends on equity securities	1,034	1,117	2,240	2,199
Equity in earnings of other invested assets	9	478	525	760
Interest on other assets	7	8	14	17
Total investment income	10,717	11,320	22,205	23,820
Investment expenses	801	746	1,579	1,495
Net investment income	$9,916	$10,574	$20,626	$22,325

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of June 30, 2020. There were no significant changes to the valuation process during the six months ended June 30, 2020. As of June 30, 2020 and December 31, 2019, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At June 30, 2020 and December 31, 2019, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,219,714 and $1,228,040, respectively. We have no short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of June 30, 2020
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,881	$—	$1,881	$—
Obligations of states and political subdivisions	234,038	—	234,038	—
Residential mortgage-backed securities	286,587	—	286,587	—
Commercial mortgage-backed securities	114,151	—	114,151	—
Other asset-backed securities	27,449	—	27,449	—
Corporate and other securities	555,608	—	555,608	—
Equity securities	145,911	144,213	—	1,698
Total investment securities	$1,365,625	$144,213	$1,219,714	$1,698

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2019
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,512	$—	$1,512	$—
Obligations of states and political subdivisions	251,396	—	251,396	—
Residential mortgage-backed securities	307,202	—	307,202	—
Commercial mortgage-backed securities	109,738	—	109,738	—
Other asset-backed securities	36,222	—	36,222	—
Corporate and other securities	521,970	—	521,970	—
Equity securities	144,877	144,361	—	516
Total investment securities	$1,372,917	$144,361	$1,228,040	$516

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2020 and 2019.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$1,686	$383	$516	$680
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	12	103	1,182	103
Sales	—	—	—	(297)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$1,698	$486	$1,698	$486
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the six months ended June 30, 2020 and 2019. The Company held one Level 3 security at June 30, 2020 and June 30, 2019.

As of June 30, 2020 and December 31, 2019, there were approximately $32,436 and $32,760, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its audited financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, at June 30, 2020 and January 1, 2020, and changes in the allowance for expected credit losses for the three and six months ended June 30, 2020.

	At and For the		At and For the
	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$189,671	$334	$193,369	$578
Current period change for expected credit losses		626		2,202
Writeoffs of uncollectable accounts receivable		(46)		(1,866)
Balance, end of period	$199,356	$914	$199,356	$914

Reinsurance recoverables include amounts due from reinsurers for both paid and unpaid losses. The Company cedes insurance to Commonwealth Automobile Reinsurers (“CAR”) and to other reinsurers. The Company has a property catastrophe excess of loss agreement and a casualty excess of loss agreement that qualify as reinsurance treaties and are designed to protect against large or unusual loss and LAE activity. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company reports its reinsurance recoverables net of an allowance for estimated uncollectable reinsurance. A probability-of-default methodology which reflects current and forecasted economic conditions is used to estimate the amount of uncollectible reinsurance due to credit-related factors and the estimate is reported in an allowance for estimated uncollectible reinsurance. Amounts deemed to be uncollectible, including amounts due from known insolvent reinsurers, are written off against the allowance. Changes in the allowance, as well as any subsequent collections of amounts previously written off, are reported as part of claims and claim adjustment expenses.

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program and the Taxi/Limo Program, which represents 98% of the total reinsurance recoverable on paid and unpaid losses at June 30, 2020. The remaining 2% of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of June 30, 2020, all reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at June 30, 2020.

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

	Six Months Ended June 30,
	2020	2019
Reserves for losses and LAE at beginning of year	$610,566	$584,719
Less receivable from reinsurers related to unpaid losses and LAE	(122,372)	(108,398)
Net reserves for losses and LAE at beginning of year	488,194	476,321
Incurred losses and LAE, related to:
Current year	231,048	270,757
Prior years	(19,328)	(22,337)
Total incurred losses and LAE	211,720	248,420
Paid losses and LAE related to:
Current year	105,043	139,220
Prior years	111,502	108,626
Total paid losses and LAE	216,545	247,846
Net reserves for losses and LAE at end of period	483,369	476,895
Plus receivable from reinsurers related to unpaid losses and LAE	116,378	112,228
Reserves for losses and LAE at end of period	$599,747	$589,123

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $19,328 and $22,337 for the six months ended June 30, 2020 and 2019, respectively, and resulted from re-estimations of prior year’s ultimate loss and LAE liabilities. The decreases in prior years reserves during the six months ended June 30, 2020 and 2019, are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

The Company's automobile lines of business reserves decreased for the six months ended June 30, 2020 and 2019, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of June 30, 2020, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at June 30, 2020 and December 31, 2019. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at June 30, 2020 and 2019.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities. At June 30, 2020, the Company has the ability to borrow $270,211 using eligible invested assets that would be used as collateral.

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

Interest expense on the FHLB-Boston borrowing was $107 and $125 for the three and six months ended June 30, 2020, respectively. There was no interest expense for the three and six months ended June 30, 2019

10. Income Taxes

Federal income tax expense for the six months ended June 30, 2020 and 2019 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. The effective rate in 2020 was lower than the statutory rate primarily due to effects of tax-exempt investment income and the impact of stock-based compensation.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

During the six months ended June 30, 2020, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

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

During the three and six months ended June 30, 2020, the Company purchased 158,552 and 301,844 shares, respectively, on the open market under the program at a cost of $11,753 and $22,145, respectively. No share purchases were made by the Company under the program during the six months ended June 30, 2019. As of June 30, 2020, the Company has purchased 2,581,414 shares at a cost of $105,980. As of December 31, 2019, the Company had purchased 2,279,570 shares at a cost of $83,835.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$1,147	$1,154	$2,298	2,308

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,263	$1,256	$2,545	$2,512
Weighted average remaining lease term
Operating leases			8.01 Years	9.02 Years
Weighted average discount rate
Operating leases			2.37%	3.45%

Maturities of lease liabilities were as follows:

2020	$2,494
2021	4,845
2022	4,286
2023	3,880
2024	3,875
2025 and after	15,405
Total lease payments	34,785
Less imputed interest	(1,693)
Total	$33,092

13. Subsequent Events

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

We are a leading provider of private passenger automobile, commercial automobile, homeowners and commercial other-than-auto insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 54.8% of our direct written premiums in 2019), we offer a portfolio of other insurance products, including commercial automobile (17.3% of 2019 direct written premiums), homeowners (23.0% of 2019 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 4.9% of 2019 direct written premiums). Operating exclusively in Massachusetts, New Hampshire, and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 892 in 1,120 locations throughout these three states during 2019. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier and the largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 8.8% and 15.3% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2019 according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”). We are also the third largest homeowners insurance carrier in Massachusetts with a 7.2% share of the Massachusetts homeowners insurance market.

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on May 5, 2020.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. The table below shows the amount of direct written premiums written in each state during the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
Direct Written Premiums	2020	2019	2020	2019
Massachusetts	$197,193	$225,249	$387,033	$421,610
New Hampshire	7,730	8,073	14,879	14,910
Maine	378	273	735	462
Total	$205,301	$233,595	$402,647	$436,982

Recent Trends and Events

During this challenging time, the Company has continued to take many actions that address the health and well-being of our employees while still serving the needs of our agents and insureds. Beginning in March 2020, the global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions caused significant economic effects including temporary closures of many businesses and reduced consumer activity due to shelter-in-place, stay-at-home and other governmental actions.

During the second quarter of 2020, the Company announced the Safety Personal Auto Relief Credit, a 15% policyholder credit, representing $17,651 in total premium which was applied to personal auto policies for the months of April, May and June. This entire activity was booked as an adjustment to premiums during the second quarter of 2020.

The pandemic has resulted in fewer cars on the road, resulting in a decrease in frequency, primarily in our private passenger automobile line of business. As a result, for the six months ended June 30, 2020, loss and loss adjustment expenses incurred decreased by $36,700 or 14.8%, to $211,720 from $248,420 for the comparable 2019 period.

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

Non-generally accepted accounting principles (“non-GAAP”) operating income as defined below was $29,739 and $53,921 for the three and six months ended June 30, 2020, respectively, compared to $22,629 and $43,556 for the comparable 2019 periods, respectively. The increases in non-GAAP operating income were primarily the result of a decrease in loss and loss adjustment expenses compared to the prior periods. Non-GAAP operating income for the three and six months ended June 30, 2020 was $1.95 and 3.52 per diluted share, respectively, compared to $1.47 and 2.83 per diluted share, respectively, for the comparable 2019 period.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
GAAP ratios:
Loss ratio	50.0%	62.3%	55.7%	63.5%
Expense ratio	34.9	31.0	33.3	31.0
Combined ratio	84.9%	93.3%	89.0%	94.5%

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At June 30, 2020, there were 234,170 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the six months ended June 30, 2020 is as follows:

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

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2020, the FAIR Plan purchased $1,800,000 of catastrophe reinsurance for property losses with retention of $100,000.

At June 30, 2020, we also had $137,190 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

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

Non-GAAP operating income and non-GAAP operating income per diluted share consist of our GAAP net income adjusted by the net realized (losses) gains on investments, net impairment losses on investments, changes in net unrealized gains on equity investments, credit loss expense and taxes related thereto. Net income and earnings per diluted share are the GAAP financial measures that are most directly comparable to non-GAAP operating income and non-GAAP operating income per diluted share, respectively. A reconciliation of the GAAP financial measures to these non-GAAP measures is included in the financial highlights below.

Results of Operations

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Direct written premiums	$205,301	$233,595	$402,647	$436,982
Net written premiums	$197,736	$217,285	$386,694	$407,223
Net earned premiums	$181,902	$196,426	$379,797	$390,917
Net investment income	9,916	10,574	20,626	22,325
(Losses) earnings from partnership investments	(3,449)	735	(2,110)	1,570
Net realized (losses) gains on investments	(721)	483	(1,352)	319
Change in net unrealized gains on equity investments	16,828	3,754	(13,160)	15,555
Net impairment losses on investments	—	(54)	—	(274)
Credit loss expense	39	—	(2,471)	—
Finance and other service income	3,255	4,084	7,484	8,169
Total revenue	207,770	216,002	388,814	438,581
Loss and loss adjustment expenses	90,974	122,393	211,720	248,420
Underwriting, operating and related expenses	63,514	60,908	126,596	121,342
Interest expense	130	23	177	45
Total expenses	154,618	183,324	338,493	369,807
Income before income taxes	53,152	32,678	50,321	68,774
Income tax expense	10,658	6,744	9,817	12,894
Net income	$42,494	$25,934	$40,504	$55,880
Earnings per weighted average common share:
Basic	$2.80	$1.70	$2.66	$3.66
Diluted	$2.78	$1.68	$2.64	$3.63
Cash dividends paid per common share	$0.90	$0.80	$1.80	$1.60

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$42,494	$25,934	$40,504	$55,880
Exclusions from net income:
Net realized losses (gains) on investments	721	(483)	1,352	(319)
Change in net unrealized gains on equity investments	(16,828)	(3,754)	13,160	(15,555)
Net impairment losses on investments	-	54	-	274
Credit loss expense	(39)	-	2,471	-
Income tax expense (benefit) on exclusions from net income	3,391	878	(3,566)	3,276
Non-GAAP Operating income	$29,739	$22,629	$53,921	$43,556

Net income per diluted share	$2.78	$1.68	$2.64	$3.63
Exclusions from net income:
Net realized losses (gains) on investments	0.05	(0.03)	0.09	(0.02)
Change in net unrealized gains on equity investments	(1.10)	(0.24)	0.86	(1.01)
Net impairment losses on investments	-	-	-	0.02
Credit loss expense	-	-	0.16	-
Income tax expense (benefit) on exclusions from net income	0.22	0.06	(0.23)	0.21
Non-GAAP Operating income per diluted share	$1.95	$1.47	$3.52	$2.83

Direct Written Premiums. Direct written premiums for the three months ended June 30, 2020 decreased by $28,294, or 12.1%, to $205,301 from $233,595 for the comparable 2019 period. Direct written premiums for the six months ended June 30, 2020 decreased by $34,335 or 7.9%, to $402,647 from $436,982 for the comparable 2019 period. The 2020 decrease reflects $17,651 of personal auto premium relief as described in Recent Trends and Events. In addition, the decrease is also attributable to our commercial automobile line of business and is a result of changes made by CAR to eligibility requirements which impacted the number of policies that we handle as a Servicing Carrier to the ceded pool. This results in a commensurate decrease in ceded written premium to and assumed from these programs.

Net Written Premiums. Net written premiums for the three months ended June 30, 2020 decreased by $19,549, or 9.0%, to $197,736 from $217,285 for the comparable 2019 period. Net written premiums for the six months ended June 30, 2020 decreased by $20,529, or 5.0%, to $386,694 from $407,223 for the comparable 2019 period. The decreases in both periods are a result of the decrease in direct written premiums as described above.

Net Earned Premiums.  Net earned premiums for the three months ended June 30, 2020 decreased by $14,524, or 7.4%, to $181,902 from $196,426 for the comparable 2019 period. Net earned premiums for the six months ended June 30, 2020 decreased by $11,120, or 2.8%, to $379,797 from $390,917 for the comparable 2019 period. The decreases in both periods are a result of the $17,651 of premium relief as described above.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Written Premiums
Direct	$205,301	$233,595	$402,647	$436,982
Assumed	7,128	8,175	15,106	16,420
Ceded	(14,693)	(24,485)	(31,059)	(46,179)
Net written premiums	$197,736	$217,285	$386,694	$407,223

Earned Premiums
Direct	$192,945	$210,334	$403,096	$417,642
Assumed	7,767	8,213	16,869	17,528
Ceded	(18,810)	(22,121)	(40,168)	(44,253)
Net earned premiums	$181,902	$196,426	$379,797	$390,917

Net Investment Income.  Net investment income for the three months ended June 30, 2020 decreased by $658, or 6.2%, to $9,916 from $10,574 for the comparable 2019 period. Net investment income for the six months ended June 30, 2020 decreased by $1,699, or 7.6%, to $20,626 from $22,325 for the comparable 2019 period. The decrease in net investment income for the three months ended June 30, 2020 is a result of lower yields on our bank loan portfolio as well as lower interest income on our partnership investments. The decrease in net investment income for the six months ended June 30, 2020 is a result of fixed maturity amortization resulting from prepayment activity on certain residential mortgage-backed securities. Net effective annualized yield on the investment portfolio was 2.9% for the three months ended June 30, 2020 compared to 3.2% for the comparable 2019 period. Net effective annualized yield on the investment portfolio was 3.0% for the six months ended June 30, 2020 compared to 3.3% for the six months ended June 30, 2019. The investment portfolio’s duration on fixed maturities was 3.3 years at June 30, 2020 and December 31, 2019.

(Losses) Earnings from Partnership Investments. Losses from partnership investments were $3,449 for the three months ended June 30, 2020 compared to earnings of $735 for the comparable 2019 period. The 2020 losses reflect fluctuations in investment appreciation and timing of cash proceeds received. Losses from partnership investments were $2,110 for the six months ended June 30, 2020 compared to earnings of $1,570 for the comparable 2019 period.

Net Realized (Losses) Gains on Investments.  Net realized losses on investments was $721 for the three months ended June 30, 2020 compared to net realized gains of $483 for the comparable 2019 period. Net realized losses on investments was $1,352 for the six months ended June 30, 2020 compared to net realized gains of $319 for the comparable 2019 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of June 30, 2020

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,822	$—	$59	$—	$1,881
Obligations of states and political subdivisions	225,863	—	8,314	(139)	234,038
Residential mortgage-backed securities (1)	272,484	—	14,131	(28)	286,587
Commercial mortgage-backed securities	105,542	—	8,609	—	114,151
Other asset-backed securities	27,673	—	375	(599)	27,449
Corporate and other securities	535,282	(2,471)	30,039	(7,242)	555,608
Subtotal, fixed maturity securities	1,168,666	(2,471)	61,527	(8,008)	1,219,714
Equity securities (2)	164,991	—	19,213	(5,857)	178,347
Other invested assets (4)	35,526	—	—	—	35,526
Totals	$1,369,183	$(2,471)	$80,740	$(13,865)	$1,433,587
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

(3)Our investment portfolio included 527 securities in an unrealized loss position at June 30, 2020.
(4)Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of June 30, 2020
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$301,950	24.7%
Aaa/Aa	293,526	24.1
A	244,175	20.0
Baa	201,925	16.6
Ba	64,214	5.3
B	86,052	7.1
Caa/Ca	5,447	0.4
Not rated	22,425	1.8
Total	$1,219,714	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of June 30, 2020, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2020.

	As of June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	4,479	139	—	—	4,479	139
Residential mortgage-backed securities	5,938	27	139	1	6,077	28
Commercial mortgage-backed securities	—	—	—	—	—	—
Other asset-backed securities	5,407	330	8,814	269	14,221	599
Corporate and other securities	127,854	6,360	8,901	882	136,755	7,242
Subtotal, fixed maturity securities	143,678	6,856	17,854	1,152	161,532	8,008
Equity securities	54,680	4,334	11,725	1,523	66,405	5,857
Other invested assets	—	—	—	—	—	—
Total temporarily impaired securities	$198,358	$11,190	$29,579	$2,675	$227,937	$13,865

The Company’s analysis of its fixed maturity portfolio at June 30, 2020 resulted in a decrease in the allowance for expected credit losses and credit loss expense of $39 for the three months ended June 30, 2020. For the six months ended June 30, 2020 the Company concluded that $2,471 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses and credit loss expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at June 30, 2020 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

During the three and six months ended June 30, 2019, the company recognized $54 and $274, respectively in credit impairments under the previous accounting guidance in ASC 320, Investments – Debt and Equity Securities.

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

Net Impairment Losses on Investments. The Company recognized no net impairment losses on investments during the three and six months ended June 30, 2020. The Company recognized $54 and $274 of OTTI losses during the three and six months ended June 30, 2019.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended June 30, 2020 decreased by $829, or 20.3%, to $3,255 from $4,084 for the comparable 2019 period. Finance and other service income for the six months ended June 30, 2020 decreased by $685, or 8.4%, to $7,484 from $8,169 for the comparable 2019 period. The decreases in both periods reflect a moratorium on certain policy cancellations and fees in place during the second quarter as a result of the COVID-19 pandemic.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses incurred for the three months ended June 30, 2020 decreased by $31,419, or 25.7%, to $90,974 from $122,393 for the comparable 2019 period. Loss and loss adjustment expenses incurred for the six months ended June 30, 2020 decreased by $36,700, or 14.8%, to $211,720 from

$248,420 for the comparable 2019 period. The decreases in both periods are a result of a decrease in frequency, primarily in our private passenger automobile line of business.

Our GAAP loss ratio for the three months ended June 30, 2020 decreased to 50.0% from 62.3% for the comparable 2019 period.  Our GAAP loss ratio for the six months ended June 30, 2020 decreased to 55.7% from 63.5% for the comparable 2019 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended June 30, 2020 was 41.2% compared to 53.4% for the comparable 2019 period. Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2020 was 46.7% compared to 54.9% for the comparable 2019 period. Total prior year favorable development included in the pre-tax results for the three months ended June 30, 2020 was $9,744 compared to $10,357 for the comparable 2019 period. Total prior year favorable development included in the pre-tax results for the six months ended June 30, 2020 was $19,328 compared to $22,337 for the comparable 2019 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended June 30, 2020 increased by $2,606, or 4.3%, to $63,514 from $60,908 for the comparable 2019 period. Underwriting, operating and related expenses for the six months ended June 30, 2020 increased by $5,254, or 4.3%, to $126,596 from $121,342 for the comparable 2019 period. Our GAAP expense ratio for the three months ended June 30, 2020 increased to 34.9% from 31.0% for the comparable 2019 period. Our GAAP expense ratio for the six months ended June 30, 2020 increased to 33.3% from 31.0% for the comparable 2019 period. The increases in both periods are partially driven by costs associated with various system modernization in our claims, billing and underwriting areas, a reduction in certain expense allowances offered under the Servicing Carrier program that have decreased with the related written premium as noted above and an increase in contingent commission expense. Furthermore, the increases in the expense ratio in both periods reflect a lower earned premium base in the ratio calculation due to the premium relief efforts noted above.

Interest Expense.  Interest expense was $130 for the three months ended June 30, 2020 compared to $23 for the comparable 2019 period. Interest expense was $177 for the six months ended June 30, 2020 compared to $45 for the comparable 2019 period. The credit facility commitment fee included in interest expense was $37 for the six months ended June 30, 2020 and 2019.

Income Tax Expense.  Our effective tax rate was 20.1% and 20.6% for the three months ended June 30, 2020 and 2019, respectively. Our effective tax rate was 19.5% and 18.7% for the six months ended June 30, 2020 and 2019. The effective tax rates for the three and six months ended June 30, 2020 were lower than the statutory rate primarily due to the effects of tax-exempt investment income and the impact of stock-based compensation. The effective tax rates for the three and six months ended June 30, 2019 were lower than the statutory rate primarily due to the effects of tax-exempt investment income.

Net Income.   Net income for the three months ended June 30, 2020 was $42,494 compared to net income of $25,934 for the comparable 2019 period. Net income for the six months ended June 30, 2020 was $40,504 compared to net income of $55,880 for the comparable 2019 period. The increase in both periods is a result of a decrease in loss and loss adjustment expenses as described above.

Non-GAAP Operating Income. Non-GAAP operating income as defined above was $29,739 for the three months ended June 30, 2020 compared to $22,629 for the comparable 2019 period. Non-GAAP operating income was $53,921 for the six months ended June 30, 2020 compared to $43,556 for the comparable 2019 period.

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

Net cash provided by operating activities was $25,229 and $13,417 during the six months ended June 30, 2020 and 2019, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash used for investing activities was $4,890 during the six months ended June 30, 2020 compared to net cash provided by investing activities of $12,150 during the six months ended June 30, 2019. Fixed maturities, equity securities, and other invested assets purchased were $119,074 for the six months ended June 30, 2020 compared to $99,463 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $119,510 during the six months ended June 30, 2020 compared to $113,940 for the comparable prior year period.

Net cash used for financing activities was $19,989 and $25,181 during the six months ended June 30, 2020 and 2019, respectively. Net cash used for financing activities during the six months ended June 30, 2020 is comprised of dividend payments to shareholders and share buybacks, partially offset by the proceeds from a $30,000 borrowing from the FHLB-Boston on March 17, 2020. The borrowing is for a term of five years, bearing interest at a rate of 1.42%. Interest is payable monthly, and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance. Net cash used for financing activities during the six months ended June 30, 2019 is comprised of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under

Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end December 31, 2019, the statutory surplus of Safety Insurance was $704,177, and its statutory net income for 2019 was $75,469. As a result, a maximum of $75,469 is available in 2020 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $628,708 at December 31, 2019. During the six months ended June 30, 2020, Safety Insurance paid dividends to Safety of $33,697.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2020 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 14, 2020	March 2, 2020	March 16, 2020	$0.90	$13,872
May 6, 2020	June 1, 2020	June 15, 2020	$0.90	$13,836

On August 5, 2020, our Board approved and declared a quarterly cash dividend of $0.90 per share which will be paid on September 15, 2020 to shareholders of record on September 1, 2020. We plan to continue to declare and pay quarterly cash dividends in 2020, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares. The Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of June 30, 2020, the Company had purchased 2,581,414 shares of common stock at a cost of $105,980. As of December 31, 2019, the Company had purchased 2,279,570 shares of common stock at a cost of $83,835.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $443,727 to $503,943 as of June 30, 2020. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $483,369 as of June 30, 2020.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2020.

	As of June 30, 2020
Line of Business	Low	Recorded	High
Private passenger automobile	$181,869	$194,038	$194,755
Commercial automobile	97,515	104,295	106,853
Homeowners	87,322	95,596	97,957
All other	77,021	89,440	104,378
Total	$443,727	$483,369	$503,943

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of June 30, 2020.

	As of June 30, 2020
Line of Business	Case	IBNR	Total
Private passenger automobile	$224,087	$(30,056)	$194,031
CAR assumed private passenger auto	1	6	7
Commercial automobile	53,777	12,193	65,970
CAR assumed commercial automobile	20,480	17,846	38,326
Homeowners	77,867	7,397	85,264
FAIR Plan assumed homeowners	3,156	7,176	10,332
All other	44,800	44,639	89,439
Total net reserves for losses and LAE	$424,168	$59,201	$483,369

At June 30, 2020, our total IBNR reserves for our private passenger automobile line of business was comprised of ($46,454) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $16,398 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 46.6% of our total reserves for CAR assumed commercial automobile business as of June 30, 2020, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 69.5% of our total reserves for FAIR Plan assumed homeowners at June 30, 2020, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of June 30, 2020.

	As of June 30, 2020
Line of Business	Retained	Assumed	Net
Private passenger automobile	$194,031
CAR assumed private passenger automobile		$7
Net private passenger automobile			$194,038
Commercial automobile	65,970
CAR assumed commercial automobile		38,326
Net commercial automobile			104,296
Homeowners	85,264
FAIR Plan assumed homeowners		10,332
Net homeowners			95,596
All other	89,439	—	89,439
Total net reserves for losses and LAE	$434,704	$48,665	$483,369

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the six months ended June 30, 2020, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $3,796. Each 1 percentage-point change in the loss and loss expense ratio would have had a $2,999 effect on net income, or $0.20 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the six months ended June 30, 2020. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.

A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(3,881)	$(1,940)	$—
Estimated increase in net income	3,066	1,533	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,940)	—	1,940
Estimated increase (decrease) in net income	1,533	—	(1,533)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,940	3,881
Estimated decrease in net income	—	(1,533)	(3,066)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,319)	(660)	—
Estimated increase in net income	1,042	521	—
No Change in Severity
Estimated (decrease) increase in reserves	(660)	—	660
Estimated increase (decrease) in net income	521	—	(521)
+1 Percent Change in Severity
Estimated increase in reserves	—	660	1,319
Estimated decrease in net income	—	(521)	(1,042)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,705)	(853)	—
Estimated increase in net income	1,347	674	—
No Change in Severity
Estimated (decrease) increase in reserves	(853)	—	853
Estimated increase (decrease) in net income	674	—	(674)
+1 Percent Change in Severity
Estimated increase in reserves	—	853	1,705
Estimated decrease in net income	—	(674)	(1,347)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,789)	(894)	—
Estimated increase in net income	1,413	706	—
No Change in Severity
Estimated (decrease) increase in reserves	(894)	—	894
Estimated increase (decrease) in net income	706	—	(706)
+1 Percent Change in Severity
Estimated increase in reserves	—	894	1,789
Estimated decrease in net income	—	(706)	(1,413)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2020. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$—	$—
Estimated increase (decrease) in net income	—	—
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(383)	383
Estimated increase (decrease) in net income	303	(303)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(103)	103
Estimated increase (decrease) in net income	81	(81)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $19,328 and $22,337 during the six months ended June 30, 2020 and 2019, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2020 and 2019. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Six Months Ended June 30,
Accident Year	2020	2019
2010 & prior	$(148)	$(495)
2011	(174)	(339)
2012	(657)	(711)
2013	(176)	(1,613)
2014	(568)	(2,585)
2015	(1,726)	(1,930)
2016	(2,532)	(6,093)
2017	(4,427)	(7,742)
2018	(6,040)	(829)
2019	(2,880)	—
All prior years	$(19,328)	$(22,337)

The decreases in prior years’ reserves during the six months ended June 30, 2020 and 2019 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2020 decrease is composed of reductions of $7,444 in our retained private passenger automobile reserves, $1,145 in our retained commercial automobile reserves, $5,928 in our retained homeowners reserves and $2,540 in our retained other lines reserves. The 2019 decrease is primarily composed of reductions of $11,276 in our retained private passenger automobile reserves, $1,274 in our retained commercial automobile reserves, $7,098 in our retained homeowners reserves and $2,100 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses June 30, 2020.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2010 & prior	$(106)	$2	$(7)	$(37)	$(148)
2011	(23)	—	—	(151)	(174)
2012	67	(1)	(242)	(481)	(657)
2013	17	36	(9)	(220)	(176)
2014	6	(381)	(7)	(186)	(568)
2015	(1,262)	(9)	(63)	(392)	(1,726)
2016	(1,791)	(761)	(566)	586	(2,532)
2017	(1,570)	(639)	(1,720)	(498)	(4,427)
2018	(2,591)	(507)	(1,970)	(972)	(6,040)
2019	(191)	(881)	(1,619)	(189)	(2,880)
All prior years	$(7,444)	$(3,141)	$(6,203)	$(2,540)	$(19,328)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the six months ended June 30, 2020 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2010 & prior	$(106)	$2	$(7)	$(37)	$(148)
2011	(23)	—	—	(151)	(174)
2012	67	(1)	(242)	(481)	(657)
2013	17	100	(9)	(220)	(112)
2014	6	(322)	(2)	(186)	(504)
2015	(1,262)	73	1	(392)	(1,580)
2016	(1,791)	(596)	(513)	586	(2,314)
2017	(1,570)	(270)	(1,717)	(498)	(4,055)
2018	(2,591)	(135)	(1,860)	(972)	(5,558)
2019	(191)	4	(1,579)	(189)	(1,955)
All prior years	$(7,444)	$(1,145)	$(5,928)	$(2,540)	$(17,057)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the six months ended June 30, 2020.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2010 & prior	$—	$—	$—	$—
2011	—	—	—	—
2012	—	—	—	—
2013	—	(64)	—	(64)
2014	—	(59)	(5)	(64)
2015	—	(82)	(64)	(146)
2016	—	(165)	(53)	(218)
2017	—	(369)	(3)	(372)
2018	—	(372)	(110)	(482)
2019	—	(885)	(40)	(925)
All prior years	$—	$(1,996)	$(275)	$(2,271)

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

Beginning January 1, 2020, ASC 326, Credit Losses: Measurement of Credit Losses on Financial Instruments changed the process by which AFS debt securities are evaluated for impairment, as the standard requires a new impairment model based on expected credit losses rather than incurred credit losses. Under the new guidance, an entity recognizes its estimate of expected credit losses through an allowance account.

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

●	The competitive nature of our industry and the possible adverse effects of such competition;
●	Conditions for business operations and restrictive regulations in Massachusetts;
●	The possibility of losses due to claims resulting from severe weather;
●	The possibility that the Commissioner may approve future Rule changes that change the operation of the residual market;
●	The possibility that existing insurance-related laws and regulations will become further restrictive in the future;
●	Our possible need for and availability of additional financing, and our dependence on strategic relationships, among others;
●	The effects of emerging claim and coverage issues on the Company’s business are uncertain, and court decisions or legislative or regulatory changes that take place after the Company issues its policies, including those taken in response to COVID-19 (such as requiring insurers to cover business interruption claims irrespective of terms or other conditions included in the policies that would otherwise preclude coverage), can result in an unexpected increase in the number of claims and have a material adverse impact on the Company's results of operations;
●	The possibility that civil litigation and/or the Commissioner may require additional premium relief payouts related to COVID-19;
●	The impact of COVID-19 and related risks, including on the Company's employees, agents or other key partners, could materially affect the Company's results of operations, financial position and/or liquidity; and
●	Other risks and factors identified from time to time in our reports filed with the SEC. Refer to Part I, Item 1A — Risk Factors of our 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2020
Estimated fair value	$1,258,746	$1,219,714	$1,179,719
Estimated increase (decrease) in fair value	$39,032	$—	$(39,995)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At June 30, 2020, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2020, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  The Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. During the three and six months ended June 30, 2020, the Company purchased 158,552 and 301,844 shares, respectively, on the open market under the program at a cost of $11,753 and $22,145, respectively.

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

August 7, 2020	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer