Form 10-Q
period 2020-09-30
SAFETY INSURANCE GROUP INC
filed 2020-11-06
CIK 1172052

the

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ◻  No ☒

As of November 4, 2020 there were 14,893,698 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,166,780 and $1,192,357, allowance for expected credit losses of $2,289 at September 30, 2020)	$1,225,157	$1,228,040
Equity securities, at fair value (cost: $171,363 and $151,121)	192,240	177,637
Other invested assets	42,603	37,278
Total investments	1,460,000	1,442,955
Cash and cash equivalents	59,749	44,407
Accounts receivable, net of allowance for credit losses of $959 at September 30, 2020	193,967	193,369
Receivable for securities sold	862	1,784
Accrued investment income	9,144	8,404
Taxes recoverable	—	1,003
Receivable from reinsurers related to paid loss and loss adjustment expenses	17,880	11,319
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	107,783	122,372
Ceded unearned premiums	22,309	35,182
Deferred policy acquisition costs	79,779	74,287
Equity and deposits in pools	37,265	29,791
Operating lease right-of-use-assets	32,004	33,998
Other assets	26,368	23,798
Total assets	$2,047,110	$2,022,669

Liabilities
Loss and loss adjustment expense reserves	$586,489	$610,566
Unearned premium reserves	447,157	442,219
Accounts payable and accrued liabilities	71,315	75,016
Payable for securities purchased	11,756	6,377
Payable to reinsurers	19,335	12,911
Deferred income taxes	8,886	5,717
Taxes payable	160	—
Debt	30,000	—
Operating lease liabilities	32,004	33,998
Other liabilities	2,157	27,459
Total liabilities	1,209,259	1,214,263

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,724,866 and 17,662,779 shares issued	178	177
Additional paid-in capital	208,113	202,321
Accumulated other comprehensive income, net of taxes	47,925	28,190
Retained earnings	705,469	661,553
Treasury stock, at cost: 2,831,168 and 2,279,570 shares	(123,834)	(83,835)
Total shareholders’ equity	837,851	808,406
Total liabilities and shareholders’ equity	$2,047,110	$2,022,669

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net earned premiums	$194,843	$198,410	$574,640	$589,327
Net investment income	9,718	11,947	30,344	34,272
Earnings (losses) from partnership investments	4,699	(139)	2,589	1,431
Net realized gains (losses) on investments	669	1,194	(683)	1,513
Change in net unrealized gains on equity investments	7,521	(387)	(5,639)	15,168
Net impairment losses on investments (a)	—	(123)	—	(397)
Credit loss benefit (expense)	182	—	(2,289)	—
Finance and other service income	4,768	4,371	12,252	12,540
Total revenue	222,400	215,273	611,214	653,854

Losses and loss adjustment expenses	97,054	134,966	308,774	383,386
Underwriting, operating and related expenses	68,596	60,845	195,192	182,187
Interest expense	131	22	308	67
Total expenses	165,781	195,833	504,274	565,640

Income before income taxes	56,619	19,440	106,940	88,214
Income tax expense	11,877	3,821	21,694	16,715
Net income	$44,742	$15,619	$85,246	$71,499

Earnings per weighted average common share:
Basic	$2.99	$1.02	$5.62	$4.68
Diluted	$2.96	$1.01	$5.58	$4.64

Cash dividends paid per common share	$0.90	$0.90	$2.70	$2.50

Number of shares used in computing earnings per share:
Basic	14,907,809	15,220,902	15,085,914	15,194,469
Diluted	15,030,277	15,360,908	15,204,155	15,337,331

(a) No portion of the other-than-temporary impairments recognized in the period indicated were included in Other Comprehensive Income for the period ended September 30, 2019.

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$44,742	$15,619	$85,246	$71,499

Other comprehensive income, net of tax:
Unrealized holding gains during the period, net of income tax expense of $1,635, $1,864, $5,102 and $10,663.	6,152	7,014	19,195	40,113
Reclassification adjustment for net realized (gains) losses on investments included in net income, net of income tax (expense) benefit of ($140), ($251), $143 and ($318).	(529)	(943)	540	(1,195)
Other comprehensive income, net of tax:	5,623	6,071	19,735	38,918

Comprehensive income	$50,365	$21,690	$104,981	$110,417

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2018	$176	$196,292	$(10,706)	$616,717	$(83,835)	$718,644
Cumulative effect of adoption of updated accounting guidance for callable debt securities at January 1, 2019, net of taxes				(2,373)		(2,373)
Net income, January 1 to March 31, 2019				29,946		29,946
Unrealized gains on securities available for sale, net of deferred federal income taxes			20,053			20,053
Restricted share awards issued	1	462				463
Recognition of employee share-based compensation, net of deferred federal income taxes		1,260				1,260
Dividends paid and accrued				(12,300)		(12,300)
Balance at March 31, 2019	177	198,014	9,347	631,990	(83,835)	755,693
Net income, April 1 to June 30, 2019				25,934		25,934
Unrealized gains on securities available for sale, net of deferred federal income taxes			12,794			12,794
Recognition of employee share-based compensation, net of deferred federal income taxes		1,630				1,630
Dividends paid and accrued				(12,371)		(12,371)
Balance at June 30, 2019	177	199,644	22,141	645,553	(83,835)	783,680
Net income, July 1 to September 30, 2019				15,619		15,619
Unrealized gains on securities available for sale, net of deferred federal income taxes			6,071			6,071
Recognition of employee share-based compensation, net of deferred federal income taxes		1,192				1,192
Exercise of options, net of federal income taxes						—
Dividends paid and accrued				(13,854)		(13,854)
Balance at September 30, 2019	$177	$200,836	$28,212	$647,318	$(83,835)	$792,708

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2019	$177	$202,321	$28,190	$661,553	$(83,835)	$808,406
Net loss, January 1 to March 31, 2020				(1,990)		(1,990)
Unrealized losses on securities available for sale, net of deferred federal income taxes			(21,786)			(21,786)
Restricted share awards issued		528				528
Recognition of employee share-based compensation, net of deferred federal income taxes		1,215				1,215
Dividends paid and accrued				(13,872)		(13,872)
Acquisition of treasury stock					(10,392)	(10,392)
Balance at March 31, 2020	177	204,064	6,404	645,691	(94,227)	762,109
Net income, April 1 to June 30, 2020				42,494		42,494
Unrealized gains on securities available for sale, net of deferred federal income taxes			35,898			35,898
Recognition of employee share-based compensation, net of deferred federal income taxes		2,066				2,066
Dividends paid and accrued				(13,836)		(13,836)
Acquisition of treasury stock					(11,753)	(11,753)
Balance at June 30, 2020	177	206,130	42,302	674,349	(105,980)	816,978
Net income, July 1 to September 30, 2020				44,742		44,742
Unrealized gains on securities available for sale, net of deferred federal income taxes			5,623			5,623
Restricted share awards issued	1	—				1
Recognition of employee share-based compensation, net of deferred federal income taxes		1,983				1,983
Dividends paid and accrued				(13,622)		(13,622)
Acquisition of treasury stock					(17,854)	(17,854)
Balance at September 30, 2020	$178	$208,113	$47,925	$705,469	$(123,834)	$837,851

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$85,246	$71,499
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	4,832	3,603
Fixed Asset depreciation, net	5,318	3,854
Stock based compensation	5,793	4,545
(Credit) Provision for deferred income taxes	(2,078)	1,129
Net realized losses (gains) on investments	683	(1,513)
Net impairment losses on investments	—	397
Credit loss expense	2,289	—
Losses (earnings) from partnership investments	2,167	(1,004)
Change in net unrealized gains on equity investments	5,639	(15,168)
Changes in assets and liabilities:
Accounts receivable	(598)	(19,844)
Accrued investment income	(740)	(1,055)
Receivable from reinsurers	8,028	(29,004)
Ceded unearned premiums	12,873	(1,131)
Deferred policy acquisition costs	(5,492)	(4,989)
Taxes recoverable	1,003	(1,454)
Other assets	(7,237)	(5,268)
Loss and loss adjustment expense reserves	(24,077)	16,740
Unearned premium reserves	4,938	30,623
Taxes payable	160	(6,090)
Accounts payable and accrued liabilities	(3,757)	(9,982)
Payable to reinsurers	6,424	20,881
Other liabilities	(25,302)	12,882
Net cash provided by operating activities	76,112	69,651

Cash flows from investing activities:
Fixed maturities purchased	(123,449)	(148,624)
Equity securities purchased	(41,386)	(18,330)
Other invested assets purchased	(7,692)	(10,206)
Proceeds from sales and paydowns of fixed maturities	97,498	114,376
Proceeds from maturities, redemptions, and calls of fixed maturities	52,355	31,276
Proceed from sales of equity securities	21,122	16,349
Proceeds from other invested assets redeemed	180	687
Fixed assets purchased	(8,125)	(6,355)
Net cash used for investing activities	(9,497)	(20,827)

Cash flows from financing activities:
Debt	30,000	—
Dividends paid to shareholders	(41,274)	(38,924)
Acquisition of treasury stock	(39,999)	—
Net cash used for financing activities	(51,273)	(38,924)

Net increase in cash and cash equivalents	15,342	9,900
Cash and cash equivalents at beginning of year	44,407	37,582
Cash and cash equivalents at end of period	$59,749	$47,482

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

The financial information for the three and nine months ended September 30, 2020 and 2019 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2019 is derived from the audited financial statements included in the Company's 2019 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2020.

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

2. Recent Accounting Pronouncements

On March 20, 2019, the SEC adopted amendments to Regulation S-K and related rules and forms to modernize and simplify certain disclosure requirements for public companies. The amendments are intended to reduce the costs and burdens of the disclosure process and while continuing to require disclosure of all material information. The amended rules generally were effective on May 2, 2019 and reduced disclosures but some provisions added new requirements. On August 26, 2020, the SEC adopted additional amendments to Regulation S-K to modernize certain disclosure requirements relating to the description of business, legal proceedings and risk factors which are required to be disclosed in the Form 10-K. The amended rules are effective for filings on or after November 9, 2020. The adoption of the new rules did not and will not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements under ASC 820. The Company’s adoption of ASU 2018-13 on January 1, 2020 did not have an impact on the fair value disclosures included in Note 5 – Investments.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard was effective for fiscal years beginning after December 15, 2018. In 2018, the FASB issued two additional updates, ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, both of which have the same effective date and transition requirements as ASU 2016-02. ASU 2018-10 makes sixteen technical corrections to alleviate unintended consequences from applying the new standard and does not make any substantive changes to the core provisions or principals of the new standard. ASU 2019-11 creates an additional transition method which allows companies to elect to not adjust their comparative period financial information and disclosures for the effects of the new lease standard and also creates a practical expedient for lessors to not separate lease and non-lease components. The Company adopted ASU 2016-02, ASU 2018-10 and ASU 2018-11 effective January 1, 2019 (“the application date”) using the required modified retrospective transition approach. In accordance with the guidance, the Company has elected not to adjust comparative periods. As such, Accounting Standards Codification (“ASC”) 842 will be applied to each lease that had commenced as of the application date with a cumulative effect adjustment as of that date. As of January 1, 2019, a right of use asset and lease liability of $35,984 were recorded in the Consolidated Balance Sheets. There was no impact on retained earnings or other components of equity in the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$44,742	$15,619	$85,246	$71,499
Allocation of income for participating shares	(201)	(80)	(392)	(378)
Net income from continuing operations attributed to common shareholders	$44,541	$15,539	$84,854	$71,121
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	14,974,636	15,299,689	15,155,969	15,275,322
Less: weighted average participating shares	(66,827)	(78,787)	(70,055)	(80,853)
Basic earnings per share denominator	14,907,809	15,220,902	15,085,914	15,194,469
Common equivalent shares- non-vested performance stock grants	122,468	140,006	118,241	142,862
Diluted earnings per share denominator	15,030,277	15,360,908	15,204,155	15,337,331

Basic earnings per share	$2.99	$1.02	$5.62	$4.68
Diluted earnings per share	$2.96	$1.01	$5.58	$4.64

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$2.99	$1.02	$5.62	$4.68
Dividends declared	(0.90)	(0.90)	(2.70)	(2.50)
Undistributed earnings	$2.09	$0.12	$2.92	$2.18

Net income from continuing operations attributable to common shareholders -Diluted	$2.96	$1.01	$5.58	$4.64
Dividends declared	(0.90)	(0.90)	(2.70)	(2.50)
Undistributed earnings	$2.06	$0.11	$2.88	$2.14

Diluted EPS excludes non-vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 4 anti-dilutive shares related to non-vested stock grants for the three months ended September 30, 2020 and no anti-dilutive shares related to non-vested stock grants for the nine months ended September 30, 2020, respectively. There were no anti-dilutive shares related to non-vested stock grants for the three and nine months ended September 30, 2019.

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

The 2018 Plan establishes an initial pool of 350,000 shares of common stock available for issuance to our employees and other eligible participants. The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At September 30, 2020, there were 234,170 shares available for future grant.

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

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes restricted stock activity under the Incentive Plan during the nine months ended September 30, 2020 assuming a target payout for the 2020 performance-based shares.

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

As of September 30, 2020, there was $8,005 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years.  The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2020 and 2019 was $6,493 and $7,784, respectively.  For the nine months ended September 30, 2020 and 2019, the Company recorded compensation expense related to restricted stock of $4,576 and $3,591, net of income tax benefits of $1,217 and $954, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of September 30, 2020

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,822	$—	$52	$—	$1,874
Obligations of states and political subdivisions	223,760	—	8,111	(363)	231,508
Residential mortgage-backed securities (1)	247,854	—	13,199	(8)	261,045
Commercial mortgage-backed securities	105,695	—	9,955	—	115,650
Other asset-backed securities	33,077	—	499	(432)	33,144
Corporate and other securities	554,572	(2,289)	33,266	(3,613)	581,936
Subtotal, fixed maturity securities	1,166,780	(2,289)	65,082	(4,416)	1,225,157
Equity securities (2)	171,363	—	24,744	(3,867)	192,240
Other invested assets (4)	42,603	—	—	—	42,603
Totals	$1,380,746	$(2,289)	$89,826	$(8,283)	$1,460,000

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2019

	Cost or	Gross Unrealized		Estimated
	Amortized			Fair
	Cost	Gains	Losses (3)	Value
U.S. Treasury securities	$1,504	$8	$—	$1,512
Obligations of states and political subdivisions	241,597	9,799	—	251,396
Residential mortgage-backed securities (1)	301,503	6,608	(909)	307,202
Commercial mortgage-backed securities	106,902	3,233	(397)	109,738
Other asset-backed securities	36,068	218	(64)	36,222
Corporate and other securities	504,783	18,455	(1,268)	521,970
Subtotal, fixed maturity securities	1,192,357	38,321	(2,638)	1,228,040
Equity securities (2)	151,121	27,879	(1,363)	177,637
Other invested assets (4)	37,278	—	—	37,278
Totals	$1,380,756	$66,200	$(4,001)	$1,442,955
(1)	Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 404 and 229 securities in an unrealized loss position at September 30, 2020 and December 31, 2019, respectively.
(4)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2020
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$94,472	$95,498
Due after one year through five years	288,475	298,896
Due after five years through ten years	309,350	328,829
Due after ten years through twenty years	86,213	90,188
Due after twenty years	1,643	1,905
Asset-backed securities	386,627	409,841
Totals	$1,166,780	$1,225,157

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross realized gains
Fixed maturity securities	$461	$365	$1,489	$959
Equity securities	1,405	1,221	4,276	2,862
Gross realized losses
Fixed maturity securities	(753)	(375)	(2,150)	(1,283)
Equity securities	(444)	(17)	(4,298)	(1,025)
Net realized (losses) gains on investments	$669	$1,194	$(683)	$1,513

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

The following tables as of September 30, 2020 and December 31, 2019 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	13,635	363	—	—	13,635	363
Residential mortgage-backed securities	5,220	8	38	—	5,258	8
Commercial mortgage-backed securities	—	—	—	—	—	—
Other asset-backed securities	2,464	273	8,924	159	11,388	432
Corporate and other securities	111,614	3,103	8,736	510	120,350	3,613
Subtotal, fixed maturity securities	132,933	3,747	17,698	669	150,631	4,416
Equity securities	20,297	2,995	2,577	872	22,874	3,867
Total temporarily impaired securities	$153,230	$6,742	$20,275	$1,541	$173,505	$8,283

	As of December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Residential mortgage-backed securities	61,933	409	31,655	500	93,588	909
Commercial mortgage-backed securities	36,398	397	866	—	37,264	397
Other asset-backed securities	21,281	64	462	—	21,743	64
Corporate and other securities	26,386	481	13,718	787	40,104	1,268
Subtotal, fixed maturity securities	145,998	1,351	46,701	1,287	192,699	2,638
Equity securities	8,849	391	14,143	972	22,992	1,363
Total temporarily impaired securities	$154,847	$1,742	$60,844	$2,259	$215,691	$4,001

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

The Company’s analysis of its fixed maturity portfolio at September 30, 2020 resulted in a decrease in the allowance for expected credit losses and credit loss expense of $182 for the three months ended September 30, 2020. For the nine months ended September 30, 2020 the Company concluded that $2,289 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses and credit loss expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at September 30, 2020 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The Company recognized other-than-temporary impairment losses of $123 and $397 during the three and nine months ended September 30, 2019, respectively under the previous accounting guidance in ASC 320, Investments – Debt and Equity Securities.

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

Three Months Ended September 30, 2020

Corporate and other
securities
Balance July 1, 2020	$2,471
Credit losses on securities with no previously recorded credit losses	113
Net increases (decreases) in allowance on previously impaired securities	(110)
Reduction due to sales	(185)
Writeoffs charged against allowance	—
Recoveries of amounts previously written off	—
Balance September 30, 2020	$2,289

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Nine Months Ended September 30, 2020

Corporate and other
securities
Balance January 1, 2020	$—
Credit losses on securities with no previously recorded credit losses	2,289
Net increases (decreases) in allowance on previously impaired securities	—
Reduction due to sales	—
Writeoffs charged against allowance	—
Recoveries of amounts previously written off	—
Balance September 30, 2020	$2,289

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest on fixed maturity securities	$9,331	$11,285	$28,757	$32,129
Dividends on equity securities	1,097	1,116	3,337	3,315
Equity in earnings of other invested assets	24	310	549	1,070
Interest on other assets	6	7	20	24
Total investment income	10,458	12,718	32,663	36,538
Investment expenses	740	771	2,319	2,266
Net investment income	$9,718	$11,947	$30,344	$34,272

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2020. There were no significant changes to the valuation process during the nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At September 30, 2020 and December 31, 2019, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,225,157 and $1,228,040, respectively. We have no short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of September 30, 2020
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,874	$—	$1,874	$—
Obligations of states and political subdivisions	231,508	—	231,508	—
Residential mortgage-backed securities	261,045	—	261,045	—
Commercial mortgage-backed securities	115,650	—	115,650	—
Other asset-backed securities	33,144	—	33,144	—
Corporate and other securities	581,936	—	581,936	—
Equity securities	160,071	158,373	—	1,698
Total investment securities	$1,385,228	$158,373	$1,225,157	$1,698

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2019
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,512	$—	$1,512	$—
Obligations of states and political subdivisions	251,396	—	251,396	—
Residential mortgage-backed securities	307,202	—	307,202	—
Commercial mortgage-backed securities	109,738	—	109,738	—
Other asset-backed securities	36,222	—	36,222	—
Corporate and other securities	521,970	—	521,970	—
Equity securities	144,877	144,361	—	516
Total investment securities	$1,372,917	$144,361	$1,228,040	$516

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2020 and 2019.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$1,698	$486	$516	$680
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	—	—	1,182	103
Sales	—	—	—	(297)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$1,698	$486	$1,698	$486
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the nine months ended September 30, 2020 and 2019. The Company held one Level 3 security at September 30, 2020 and September 30, 2019.

As of September 30, 2020 and December 31, 2019, there were approximately $32,169 and $32,760, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its audited financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, at September 30, 2020 and January 1, 2020, and changes in the allowance for expected credit losses for the three and nine months ended September 30, 2020.

	At and For the		At and For the
	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$199,356	$914	$193,369	$578
Current period change for expected credit losses		296		2,498
Writeoffs of uncollectable accounts receivable		(251)		(2,117)
Balance, end of period	$193,967	$959	$193,967	$959

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program and the Taxi/Limo Program, which represents 98% of the total reinsurance recoverable on paid and unpaid losses at September 30, 2020. The remaining 2% of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of September 30, 2020, all reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at September 30, 2020.

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

	Nine Months Ended September 30,
	2020	2019
Reserves for losses and LAE at beginning of year	$610,566	$584,719
Less receivable from reinsurers related to unpaid losses and LAE	(122,372)	(108,398)
Net reserves for losses and LAE at beginning of year	488,194	476,321
Incurred losses and LAE, related to:
Current year	343,393	408,927
Prior years	(34,619)	(25,541)
Total incurred losses and LAE	308,774	383,386
Paid losses and LAE related to:
Current year	180,649	226,660
Prior years	137,613	149,472
Total paid losses and LAE	318,262	376,132
Net reserves for losses and LAE at end of period	478,706	483,575
Plus receivable from reinsurers related to unpaid losses and LAE	107,783	117,884
Reserves for losses and LAE at end of period	$586,489	$601,459

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $34,619 and $25,541 for the nine months ended September 30, 2020 and 2019, respectively, and resulted from re-estimations of prior year’s ultimate loss and LAE liabilities. The decreases in prior years reserves during the nine months ended September 30, 2020 and 2019, are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

The Company's automobile lines of business reserves decreased for the nine months ended September 30, 2020 and 2019, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

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

The Company has been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our business owner policies serve eligible small and medium sized commercial accounts including but not limited to apartments and condominiums; mercantile establishments; limited cooking restaurants; offices; and special trade contractors. The majority of these business owner policies do not contain a specific exclusion for viruses. However, as viruses do not produce direct physical damage or loss to property, our position is that no coverage exists for this peril. As a result, the Company accrued a reserve of $6,500 for legal defense costs during the three months ended September 30, 2020.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of September 30, 2020, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at September 30, 2020 and December 31, 2019. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at September 30, 2020 and 2019.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities. At September 30, 2020, the Company has the ability to borrow $251,143 using eligible invested assets that would be used as collateral.

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

Interest expense on the FHLB-Boston borrowing was $109 and $234 for the three and nine months ended September 30, 2020. There was no interest expense for the three and nine months ended September 30, 2019

10. Income Taxes

Federal income tax expense for the nine months ended September 30, 2020 and 2019 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. The effective rate in 2020 was lower than the statutory rate primarily due to effects of tax-exempt investment income and the impact of stock-based compensation.

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

During the nine months ended September 30, 2020, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

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

During the three and nine months ended September 30, 2020, the Company purchased 249,754 and 551,598 shares, respectively, on the open market under the program at a cost of $17,854 and $39,999, respectively. No share purchases were made by the Company under the program during the three and nine months ended September 30, 2019. As of September 30, 2020, the Company has purchased 2,831,168 shares at a cost of $123,834. As of December 31, 2019, the Company had purchased 2,279,570 shares at a cost of $83,835.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$1,140	$1,178	$3,438	3,486

Other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,258	$1,279	$3,803	$3,791
Weighted average remaining lease term
Operating leases			7.79 Years	8.69 Years
Weighted average discount rate
Operating leases			2.36%	3.42%

Maturities of lease liabilities were as follows:

2020	$1,254
2021	4,895
2022	4,334
2023	3,908
2024	3,875
2025 and after	15,405
Total lease payments	33,671
Less imputed interest	(1,667)
Total	$32,004

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

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. The table below shows the amount of direct written premiums written in each state during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
Direct Written Premiums	2020	2019	2020	2019
Massachusetts	$203,887	$216,719	$590,919	$638,329
New Hampshire	8,988	8,653	23,867	23,562
Maine	563	379	1,299	842
Total	$213,438	$225,751	$616,085	$662,733

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

The pandemic has resulted in fewer cars on the road, resulting in a decrease in frequency of claims, primarily in our private passenger automobile line of business. As a result, for the nine months ended September 30, 2020, loss and loss adjustment expenses incurred decreased by $74,612 or 19.5%, to $308,774 from $383,386 for the comparable 2019 period.

There are many uncertainties with respect to COVID-19. For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see "Part II—Item 1A—Risk Factors." These risks include legal challenges or legislative actions that extend business interruption coverage outside of our policy terms for business owner policies, which require direct physical loss or damage to property. As discussed in Note 8 – Commitments and Contingencies, the Company has been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our business owner policies serve eligible small and medium sized commercial accounts including but not limited to apartments and condominiums; mercantile establishments; limited cooking restaurants; offices; and special trade contractors. The majority of these business owner policies do not contain a specific exclusion for viruses. However, as viruses do not produce direct physical damage or loss to property, our position is that no coverage exists for this peril. As a result, the Company accrued a reserve of $6,500 for legal defense costs during the three months ended September 30, 2020. While we continue to evaluate each claim based on the specific facts and circumstances involved, our business owner policies do not provide coverage for business interruption claims unless there is direct physical damage or loss to property.

On March 17, 2020, the Company borrowed $30,000 from the FHLB-Boston for a term of five years, bearing interest at a rate of 1.42%. Interest is payable monthly and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance. The loan is fully collateralized by specific U.S. Government residential mortgage backed securities.

Non-generally accepted accounting principles (“non-GAAP”) operating income as defined below was $38,128 and $92,049 for the three and nine months ended September 30, 2020, respectively, compared to $15,079 and $58,635 for the comparable 2019 periods, respectively. The increases in non-GAAP operating income were primarily the result of a decrease in loss and loss adjustment expenses compared to the prior periods. Non-GAAP operating income for the three and nine months ended September 30, 2020 was $2.53 and 6.02 per diluted share, respectively, compared to $0.98 and 3.80 per diluted share, respectively, for the comparable 2019 period.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP ratios:
Loss ratio	49.8%	68.0%	53.7%	65.1%
Expense ratio	35.2	30.7	34.0	30.9
Combined ratio	85.0%	98.7%	87.7%	96.0%

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At September 30, 2020, there were 234,170 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the nine months ended September 30, 2020 is as follows:

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

At September 30, 2020, we also had $118,675 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

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

Non-GAAP operating income and non-GAAP operating income per diluted share consist of our GAAP net income adjusted by the net realized gains (losses) on investments, net impairment losses on investments, changes in net unrealized gains on equity investments, credit loss benefit (expense) and taxes related thereto. Net income and earnings per diluted share are the GAAP financial measures that are most directly comparable to non-GAAP operating income and non-GAAP operating income per diluted share, respectively. A reconciliation of the GAAP financial measures to these non-GAAP measures is included in the financial highlights below.

Results of Operations

Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

The following table shows certain of our selected financial results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Direct written premiums	$213,438	$225,751	$616,085	$662,733
Net written premiums	$205,758	$211,596	$592,452	$618,819
Net earned premiums	$194,843	$198,410	$574,640	$589,327
Net investment income	9,718	11,947	30,344	34,272
Earnings (losses) from partnership investments	4,699	(139)	2,589	1,431
Net realized gains (losses) on investments	669	1,194	(683)	1,513
Change in net unrealized gains on equity investments	7,521	(387)	(5,639)	15,168
Net impairment losses on investments	—	(123)	—	(397)
Credit loss benefit (expense)	182	—	(2,289)	—
Finance and other service income	4,768	4,371	12,252	12,540
Total revenue	222,400	215,273	611,214	653,854
Loss and loss adjustment expenses	97,054	134,966	308,774	383,386
Underwriting, operating and related expenses	68,596	60,845	195,192	182,187
Interest expense	131	22	308	67
Total expenses	165,781	195,833	504,274	565,640
Income before income taxes	56,619	19,440	106,940	88,214
Income tax expense	11,877	3,821	21,694	16,715
Net income	$44,742	$15,619	$85,246	$71,499
Earnings per weighted average common share:
Basic	$2.99	$1.02	$5.62	$4.68
Diluted	$2.96	$1.01	$5.58	$4.64
Cash dividends paid per common share	$0.90	$0.90	$2.70	$2.50

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$44,742	$15,619	$85,246	$71,499
Exclusions from net income:
Net realized (gains) losses on investments	(669)	(1,194)	683	(1,513)
Change in net unrealized gains on equity investments	(7,521)	387	5,639	(15,168)
Net impairment losses on investments	-	123	-	397
Credit loss (benefit) expense	(182)	-	2,289	-
Income tax expense (benefit) on exclusions from net income	1,758	144	(1,808)	3,420
Non-GAAP Operating income	$38,128	$15,079	$92,049	$58,635

Net income per diluted share	$2.96	$1.01	$5.58	$4.64
Exclusions from net income:
Net realized (gains) losses on investments	(0.04)	(0.08)	0.04	(0.10)
Change in net unrealized gains on equity investments	(0.50)	0.03	0.37	(0.99)
Net impairment losses on investments	-	0.01	-	0.03
Credit loss (benefit) expense	(0.01)	-	0.15	-
Income tax expense (benefit) on exclusions from net income	0.12	0.01	(0.12)	0.22
Non-GAAP Operating income per diluted share	$2.53	$0.98	$6.02	$3.80

Direct Written Premiums. Direct written premiums for the three months ended September 30, 2020 decreased by $12,313, or 5.5%, to $213,438 from $225,751 for the comparable 2019 period. Direct written premiums for the nine months ended September 30, 2020 decreased by $46,648 or 7.0%, to $616,085 from $662,733 for the comparable 2019 period. The 2020 decrease is attributable to our commercial automobile line of business and is a result of changes made by CAR to eligibility requirements which impacted the number of policies that we handle as a Servicing Carrier to the ceded pool. This results in a commensurate decrease in ceded written premium to and assumed from these programs. The decrease for the nine months ended September 30, 2020 also reflects the Safety Personal Auto Relief Credit, a 15% policyholder credit, representing $17,711 in total premium which was applied to personal auto policies for the months of April, May and June.

Net Written Premiums. Net written premiums for the three months ended September 30, 2020 decreased by $5,838, or 2.8%, to $205,758 from $211,596 for the comparable 2019 period. Net written premiums for the nine months ended September 30, 2020 decreased by $26,367, or 4.3%, to $592,452 from $618,819 for the comparable 2019 period. The decreases in both periods are a result of the decrease in direct written premiums as described above.

Net Earned Premiums.  Net earned premiums for the three months ended September 30, 2020 decreased by $3,567, or 1.8%, to $194,843 from $198,410 for the comparable 2019 period. Net earned premiums for the nine months ended September 30, 2020 decreased by $14,687, or 2.5%, to $574,640 from $589,327 for the comparable 2019 period. The decreases in both periods are a result of the decrease in direct written premiums as described above.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Written Premiums
Direct	$213,438	$225,751	$616,085	$662,733
Assumed	5,675	7,473	20,781	23,893
Ceded	(13,355)	(21,628)	(44,414)	(67,807)
Net written premiums	$205,758	$211,596	$592,452	$618,819

Earned Premiums
Direct	$205,421	$213,619	$608,517	$631,261
Assumed	6,542	7,214	23,411	24,742
Ceded	(17,120)	(22,423)	(57,288)	(66,676)
Net earned premiums	$194,843	$198,410	$574,640	$589,327

Net Investment Income.  Net investment income for the three months ended September 30, 2020 decreased by $2,229, or 18.7%, to $9,718 from $11,947 for the comparable 2019 period. Net investment income for the nine months ended September 30, 2020 decreased by $3,928, or 11.5%, to $30,344 from $34,272 for the comparable 2019 period. The decreases are a result of lower floating yields on our bank loan portfolio, lower interest income on our partnership investments and fixed maturity amortization resulting from prepayment activity on certain residential mortgage-backed securities. Net effective annualized yield on the investment portfolio was 2.8% for the three months ended September 30, 2020 compared to 3.5% for the comparable 2019 period. Net effective annualized yield on the investment portfolio was 2.9% for the nine months ended September 30, 2020 compared to 3.4% for the nine months ended September 30, 2019. The investment portfolio’s duration on fixed maturities was 3.2 years at September 30, 2020 compared to 3.3 years at December 31, 2019.

Earnings (Losses) from Partnership Investments. Earnings from partnership investments were $4,699 for the three months ended September 30, 2020 compared to losses of $139 for the comparable 2019 period. The 2020 earnings reflect an increase in investment appreciation and timing of cash proceeds received. Earning from partnership investments were $2,589 for the nine months ended September 30, 2020 compared to $1,431 for the comparable 2019 period.

Net Realized Gains (Losses) on Investments.  Net realized gains on investments was $669 for the three months ended September 30, 2020 compared to $1,194 for the comparable 2019 period. Net realized losses on investments was $683 for the nine months ended September 30, 2020 compared to net realized gains of $1,513 for the comparable 2019 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of September 30, 2020

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,822	$—	$52	$—	$1,874
Obligations of states and political subdivisions	223,760	—	8,111	(363)	231,508
Residential mortgage-backed securities (1)	247,854	—	13,199	(8)	261,045
Commercial mortgage-backed securities	105,695	—	9,955	—	115,650
Other asset-backed securities	33,077	—	499	(432)	33,144
Corporate and other securities	554,572	(2,289)	33,266	(3,613)	581,936
Subtotal, fixed maturity securities	1,166,780	(2,289)	65,082	(4,416)	1,225,157
Equity securities (2)	171,363	—	24,744	(3,867)	192,240
Other invested assets (4)	42,603	—	—	—	42,603
Totals	$1,380,746	$(2,289)	$89,826	$(8,283)	$1,460,000
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

(3)Our investment portfolio included 404 securities in an unrealized loss position at September 30, 2020.
(4)Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of September 30, 2020
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$276,282	22.5%
Aaa/Aa	291,967	23.8
A	255,970	20.9
Baa	212,027	17.3
Ba	65,572	5.4
B	89,202	7.3
Caa/Ca	4,804	0.4
Not rated	29,333	2.4
Total	$1,225,157	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of September 30, 2020, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2020.

	As of September 30, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	13,635	363	—	—	13,635	363
Residential mortgage-backed securities	5,220	8	38	—	5,258	8
Commercial mortgage-backed securities	—	—	—	—	—	—
Other asset-backed securities	2,464	273	8,924	159	11,388	432
Corporate and other securities	111,614	3,103	8,736	510	120,350	3,613
Subtotal, fixed maturity securities	132,933	3,747	17,698	669	150,631	4,416
Equity securities	20,297	2,995	2,577	872	22,874	3,867
Other invested assets	—	—	—	—	—	—
Total temporarily impaired securities	$153,230	$6,742	$20,275	$1,541	$173,505	$8,283

The Company’s analysis of its fixed maturity portfolio at September 30, 2020 resulted in a decrease in the allowance for expected credit losses and credit loss expense of $182 for the three months ended September 30, 2020. For the nine months ended September 30, 2020 the Company concluded that $2,289 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses and credit loss expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at September 30, 2020 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

During the three and nine months ended September 30, 2019, the company recognized $123 and $397, respectively in credit impairments under the previous accounting guidance in ASC 320, Investments – Debt and Equity Securities.

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

Net Impairment Losses on Investments. The Company recognized no OTTI losses on investments during the three and nine months ended September 30, 2020. The Company recognized $123 and $397 of OTTI losses during the three and nine months ended September 30, 2019.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended September 30, 2020 increased by $397, or 9.1%, to $4,768 from $4,371 for the comparable 2019 period. Finance and other service income for the nine months ended September 30, 2020 decreased by $288, or 2.3%, to $12,252 from $12,540 for the comparable 2019 period. The decrease for the nine months ended September 30, 2020 reflects a moratorium on certain policy cancellations and fees in place during the second quarter as a result of the COVID-19 pandemic.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses incurred for the three months ended September 30, 2020 decreased by $37,912, or 28.1%, to $97,054 from $134,966 for the comparable 2019 period. Loss and loss adjustment expenses incurred for the nine months ended September 30, 2020 decreased by $74,612, or 19.5%, to $308,774 from $383,386 for the comparable 2019 period. The decreases in both periods are a result of a decrease in frequency, primarily in our private passenger automobile line of business.

Our GAAP loss ratio for the three months ended September 30, 2020 decreased to 49.8% from 68.0% for the comparable 2019 period.  Our GAAP loss ratio for the nine months ended September 30, 2020 decreased to 53.7% from 65.1% for the comparable 2019 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended September 30, 2020 was 38.5% compared to 59.5% for the comparable 2019 period. Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2020 was 43.9% compared to 56.4% for the comparable 2019 period. Total prior year favorable development included in the pre-tax results for the three months ended September 30, 2020 was $15,291 compared to $3,204 for the comparable 2019 period. The prior year favorable development for the three months ended September 30, 2019 reflects adverse development on a settlement involving a liability claim that sought to recover extra-contractual damages against one of our personal umbrella policyholders. Total prior year favorable development included in the pre-tax results for the nine months ended September 30, 2020 was $34,619 compared to $25,541 for the comparable 2019 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended September 30, 2020 increased by $7,751, or 12.7%, to $68,596 from $60,845 for the comparable 2019 period. Underwriting, operating and related expenses for the nine months ended September 30, 2020 increased by $13,005, or 7.1%, to $195,192 from $182,187 for the comparable 2019 period. Our GAAP expense ratio for the three months ended September 30, 2020 increased to 35.2% from 30.7% for the comparable 2019 period. Our GAAP expense ratio for the nine months ended September 30, 2020 increased to 34.0% from 30.9% for the comparable 2019 period. The increases in both periods are driven by an increase in contingent commission expense as well as costs associated with various system modernization in our claims, billing and underwriting areas and a reduction in certain expense allowances offered under the Servicing Carrier program that have decreased with the related written premium as noted above.

Interest Expense.  Interest expense was $131 for the three months ended September 30, 2020 compared to $22 for the comparable 2019 period. Interest expense was $308 for the nine months ended September 30, 2020 compared to $67 for the comparable 2019 period. The credit facility commitment fee included in interest expense was $56 for the nine months ended September 30, 2020 and 2019.

Income Tax Expense.  Our effective tax rate was 21.0% and 19.7% for the three months ended September 30, 2020 and 2019, respectively. Our effective tax rate was 20.3% and 18.9% for the nine months ended September 30, 2020 and 2019. The effective tax rates for the three and nine months ended September 30, 2020 were lower than the statutory rate primarily due to the effects of tax-exempt investment income and the impact of stock-based compensation. The effective tax rates for the three and nine months ended September 30, 2019 were lower than the statutory rate primarily due to the effects of tax-exempt investment income.

Net Income.   Net income for the three months ended September 30, 2020 was $44,742 compared to net income of $15,619 for the comparable 2019 period. Net income for the nine months ended September 30, 2020 was $85,246 compared to net income of $71,499 for the comparable 2019 period. The increase in both periods is a result of a decrease in loss and loss adjustment expenses as described above.

Non-GAAP Operating Income. Non-GAAP operating income as defined above was $38,128 for the three months ended September 30, 2020 compared to $15,079 for the comparable 2019 period. Non-GAAP operating income was $92,049 for the nine months ended September 30, 2020 compared to $58,635 for the comparable 2019 period.

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

Net cash provided by operating activities was $76,112 and $69,651 during the nine months ended September 30, 2020 and 2019, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash used for investing activities was $9,497 and $20,827 during the nine months ended September 30, 2020 and 2019, respectively. Fixed maturities, equity securities, and other invested assets purchased were $172,527 for the nine months ended September 30, 2020 compared to $177,160 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $171,155 during the nine months ended September 30, 2020 compared to $162,688 for the comparable prior year period.

Net cash used for financing activities was $51,273 and $38,924 during the nine months ended September 30, 2020 and 2019, respectively. Net cash used for financing activities during the nine months ended September 30, 2020 is comprised of dividend payments to shareholders and share buybacks, partially offset by the proceeds from a $30,000 borrowing from the FHLB-Boston on March 17, 2020. The borrowing is for a term of five years, bearing interest at a rate of 1.42%. Interest is payable monthly, and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance. Net cash used for financing activities during the nine months ended September 30, 2019 is comprised of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end December 31, 2019, the statutory surplus of Safety Insurance was $704,177, and its statutory net income for 2019 was $75,469. As a result, a maximum of $75,469 is available in 2020 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $628,708 at December 31, 2019. During the nine months ended September 30, 2020, Safety Insurance paid dividends to Safety of $65,043 which included an extraordinary dividend of $2,403 paid with the approval of the Commissioner.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2020 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 14, 2020	March 2, 2020	March 16, 2020	$0.90	$13,872
May 6, 2020	June 1, 2020	June 15, 2020	$0.90	$13,836
August 5, 2020	September 1, 2020	September 15, 2020	$0.90	$13,622

On November 4, 2020, our Board approved and declared a quarterly cash dividend of $0.90 per share which will be paid on December 15, 2020 to shareholders of record on December 1, 2020. We plan to continue to declare and pay quarterly cash dividends in 2020, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares. The Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of September 30, 2020, the Company had purchased 2,831,168 shares of common stock at a cost of $123,834. As of December 31, 2019, the Company had purchased 2,279,570 shares of common stock at a cost of $83,835.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $439,772 to $494,872 as of September 30, 2020. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $478,706 as of September 30, 2020.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2020.

	As of September 30, 2020
Line of Business	Low	Recorded	High
Private passenger automobile	$176,136	$190,374	$191,996
Commercial automobile	95,259	103,430	107,187
Homeowners	88,955	98,486	99,541
All other	79,422	86,416	96,148
Total	$439,772	$478,706	$494,872

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of September 30, 2020.

	As of September 30, 2020
Line of Business	Case	IBNR	Total
Private passenger automobile	$218,301	$(27,936)	$190,365
CAR assumed private passenger auto	1	7	8
Commercial automobile	55,517	11,721	67,238
CAR assumed commercial automobile	19,433	16,759	36,192
Homeowners	82,802	5,010	87,812
FAIR Plan assumed homeowners	3,298	7,376	10,674
All other	47,456	38,961	86,417
Total net reserves for losses and LAE	$426,808	$51,898	$478,706

At September 30, 2020, our total IBNR reserves for our private passenger automobile line of business was comprised of ($44,134) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $16,198 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 46.3% of our total reserves for CAR assumed commercial automobile business as of September 30, 2020, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 69.1% of our total reserves for FAIR Plan assumed homeowners at September 30, 2020, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of September 30, 2020.

	As of September 30, 2020
Line of Business	Retained	Assumed	Net
Private passenger automobile	$190,365
CAR assumed private passenger automobile		$8
Net private passenger automobile			$190,373
Commercial automobile	67,238
CAR assumed commercial automobile		36,192
Net commercial automobile			103,430
Homeowners	87,812
FAIR Plan assumed homeowners		10,674
Net homeowners			98,486
All other	86,417	—	86,417
Total net reserves for losses and LAE	$431,832	$46,874	$478,706

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the nine months ended September 30, 2020, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $5,744. Each 1 percentage-point change in the loss and loss expense ratio would have had a $4,538 effect on net income, or $0.30 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30, 2020. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(3,807)	$(1,904)	$—
Estimated increase in net income	3,008	1,504	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,904)	—	1,904
Estimated increase (decrease) in net income	1,504	—	(1,504)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,904	3,807
Estimated decrease in net income	—	(1,504)	(3,008)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,345)	(672)	—
Estimated increase in net income	1,063	531	—
No Change in Severity
Estimated (decrease) increase in reserves	(672)	—	672
Estimated increase (decrease) in net income	531	—	(531)
+1 Percent Change in Severity
Estimated increase in reserves	—	672	1,345
Estimated decrease in net income	—	(531)	(1,063)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,756)	(878)	—
Estimated increase in net income	1,387	694	—
No Change in Severity
Estimated (decrease) increase in reserves	(878)	—	878
Estimated increase (decrease) in net income	694	—	(694)
+1 Percent Change in Severity
Estimated increase in reserves	—	878	1,756
Estimated decrease in net income	—	(694)	(1,387)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,728)	(864)	—
Estimated increase in net income	1,365	683	—
No Change in Severity
Estimated (decrease) increase in reserves	(864)	—	864
Estimated increase (decrease) in net income	683	—	(683)
+1 Percent Change in Severity
Estimated increase in reserves	—	864	1,728
Estimated decrease in net income	—	(683)	(1,365)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2020. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$—	$—
Estimated increase (decrease) in net income	—	—
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(362)	362
Estimated increase (decrease) in net income	286	(286)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(107)	107
Estimated increase (decrease) in net income	85	(85)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $34,619 and $25,541 during the nine months ended September 30, 2020 and 2019, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2020 and 2019. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Nine Months Ended September 30,
Accident Year	2020	2019
2010 & prior	$(343)	$(803)
2011	(289)	(595)
2012	(909)	(1,035)
2013	(432)	(2,265)
2014	(376)	(3,309)
2015	(2,514)	(2,400)
2016	(4,235)	772
2017	(7,508)	(11,680)
2018	(10,921)	(4,226)
2019	(7,092)	—
All prior years	$(34,619)	$(25,541)

The decreases in prior years’ reserves during the nine months ended September 30, 2020 and 2019 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2020 decrease is composed of reductions of $13,396 in our retained private passenger automobile reserves, $2,309 in our retained commercial automobile reserves, $10,205 in our retained homeowners reserves and $4,845 in our retained other lines reserves. The 2019 decrease is primarily composed of reductions of $15,564 in our retained private passenger automobile reserves, $2,865 in our retained commercial automobile reserves and $9,460 in our retained homeowners reserves.

The following table presents information by line of business for prior year development of our net reserves for losses September 30, 2020.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2010 & prior	$(132)	$(150)	$(10)	$(51)	$(343)
2011	(107)	—	—	(182)	(289)
2012	47	(3)	(242)	(711)	(909)
2013	13	24	(9)	(460)	(432)
2014	59	(243)	(7)	(185)	(376)
2015	(1,866)	157	(68)	(737)	(2,514)
2016	(2,847)	(495)	(1,362)	469	(4,235)
2017	(3,007)	(1,474)	(2,282)	(745)	(7,508)
2018	(3,901)	(1,908)	(3,449)	(1,663)	(10,921)
2019	(1,655)	(1,660)	(3,197)	(580)	(7,092)
All prior years	$(13,396)	$(5,752)	$(10,626)	$(4,845)	$(34,619)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the nine months ended September 30, 2020 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2010 & prior	$(132)	$(150)	$(10)	$(51)	$(343)
2011	(107)	—	—	(182)	(289)
2012	47	(3)	(242)	(711)	(909)
2013	13	98	(9)	(460)	(358)
2014	59	(174)	(2)	(185)	(302)
2015	(1,866)	275	(4)	(737)	(2,332)
2016	(2,847)	(254)	(1,305)	469	(3,937)
2017	(3,007)	(859)	(2,276)	(745)	(6,887)
2018	(3,901)	(1,263)	(3,298)	(1,663)	(10,125)
2019	(1,655)	21	(3,059)	(580)	(5,273)
All prior years	$(13,396)	$(2,309)	$(10,205)	$(4,845)	$(30,755)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the nine months ended September 30, 2020.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2010 & prior	$—	$—	$—	$—
2011	—	—	—	—
2012	—	—	—	—
2013	—	(74)	—	(74)
2014	—	(69)	(5)	(74)
2015	—	(118)	(64)	(182)
2016	—	(241)	(57)	(298)
2017	—	(615)	(6)	(621)
2018	—	(645)	(151)	(796)
2019	—	(1,681)	(138)	(1,819)
All prior years	$—	$(3,443)	$(421)	$(3,864)

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of September 30, 2020
Estimated fair value	$1,262,367	$1,225,157	$1,184,545
Estimated increase (decrease) in fair value	$37,210	$—	$(40,612)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At September 30, 2020, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2020, assuming that all of such debt is outstanding for the entire year.

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

The COVID-19 pandemic could also have a material impact on losses and loss adjustment expenses. Risks to our business include legislation or court decisions that extend business interruption coverage for COVID-19 when there was no direct physical damage or loss to property. These actions would extend coverage beyond the terms and conditions we intended for those policies, meaning we would be forced to pay claims when no coverage was contemplated and for which no premium was collected. These amounts could have a material, adverse impact on our business, financial condition, results of operations or cash flows. There is also the potential of significant litigation brought by policyholders, including but not limited to, class action lawsuits. As discussed in Note 8 – Commitments and Contingencies, the Company has been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Frequency and severity could also increase with respect to our auto and property coverages due to, among other things, changes in business practices and individual behaviors resulting from the stay-at-home and social distancing measures.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  The Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. During the three and nine months ended September 30, 2020, the Company purchased 249,754 and 551,598 shares, respectively, on the open market under the program at a cost of $17,854 and $39,999, respectively.

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

November 6, 2020	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer