Form 10-K
period 2020-12-31
SAFETY INSURANCE GROUP INC
filed 2021-02-26
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity (based on the closing sales price on NASDAQ) held by non-affiliates of the registrant as of June 30, 2020, was approximately $1,096,353,415.

As of February 10, 2021 there were 14,893,698 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 19, 2021, which Safety Insurance Group, Inc. (the “Company”, “we”, “our”, “us”) intends to file within 120 days after its December 31, 2020 year-end, are incorporated by reference into Part II and Part III hereof.

SAFETY INSURANCE GROUP, INC.

In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

PART I.

ITEM 1.    BUSINESS

General

We are a leading provider of private passenger automobile, commercial automobile, and homeowners insurance in Massachusetts. In addition to these coverages, we offer a portfolio of other insurance products, including dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity"), and Safety Property and Casualty Insurance Company ("Safety P&C") (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 871 in 1,095 locations throughout these three states during 2020. We have used these relationships and, in particular, our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier and the second largest commercial automobile carrier in Massachusetts, capturing an approximate 8.4% and 12.8% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2020 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR"). We also are the third largest homeowners insurance carrier in Massachusetts with a 7.0% share of that market. We were ranked the 53rd largest automobile writer in the country according to S&P Global Market Intelligence, based on 2019 direct written premiums. We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and Maine in 2016. The table below shows the amount of direct written premiums written in each state during the years ended December 31, 2020, 2019, and 2018.

	Years Ended December 31,
Direct Written Premiums	2020	2019	2018
Massachusetts	$764,479	$819,534	$813,857
New Hampshire	32,334	31,676	29,159
Maine	1,899	1,194	659
Total	$798,712	$852,404	$843,675

In November of 2020, we formed a fourth insurance subsidiary, Safety Northeast Insurance Company (“Safety Northeast”, which became licensed to write insurance products in Massachusetts in January of 2021.

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

Our Competitive Strengths

We Have Strong Relationships with Independent Agents. In 2020, independent agents accounted for approximately 58.1% of the Massachusetts automobile insurance market measured by direct written premiums as compared to approximately 30.8% nationwide, based on data made available by Independent Insurance Agents and Brokers of America, Inc. and Commonwealth Automobile Reinsurers. For that reason, our strategy is centered around, and we sell exclusively through, a network of independent agents. In order to support our independent agents and enhance our relationships with them, we:

●	provide our agents with a portfolio of property and casualty insurance products at competitive prices to help them effectively address the insurance needs of their clients;
●	provide our agents with a variety of technological resources which enable us to deliver superior service and support to them; and
●	offer our agents competitive commission schedules and profit sharing programs.

Through these measures, we strive to become the preferred provider of the independent agents in our agency network and capture a growing share of the total insurance business written by these agents in Massachusetts, New Hampshire and Maine. We must compete with other insurance carriers for the business of independent agents.

We Have a History of Profitable Operations.  In 39 out of 40 years since our inception in 1979, we have been profitable. We have achieved our profitability, among other things, by:

●	operating as the third largest private passenger auto premium insurance carrier, the second largest commercial auto insurance carrier, and third largest homeowner insurance carrier in Massachusetts. We have maintained direct written premiums in a competitive market over the last five years seeing total direct written premium of $798,712 in 2020 compared to $811,559 in 2016. During the year ended December 31, 2020, as a result of the COVID-19 pandemic, the Company instituted the Safety Personal Auto Relief Credit, a 15% policyholder credit, representing $17,711 in total premium which was applied to personal auto policies for the months of April, May and June which impacted the 2020 direct written premiums by that amount. Overall, outside of this relief credit, our direct written premium has increased over this five year period.
●	maintaining a combined ratio that is typically below industry averages (refer to Insurance Ratios under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion on insurance ratios);
●	taking advantage of the institutional knowledge our management has amassed during its long tenure in the industry;
●	introducing new lines and forms of insurance products;
●	investing in technology to simplify internal processes and enhance our relationships with our agents; and
●	maintaining a high-quality investment portfolio.

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

We Have an Experienced, Committed and Knowledgeable Management Team. Our senior management team has an average of over 24 years of experience with Safety and a demonstrated ability to operate successfully within the property and casualty market.

Our Strategy

To achieve our goal of increasing shareholder value, our strategy is to maintain and develop strong independent agent relationships by providing our agents with a full package of insurance products and information technology services. We believe this strategy will allow us to:

●	further penetrate the Massachusetts, New Hampshire and Maine markets in all lines of business;

●	implement rates, forms and billing options that allow us to cross-sell private passenger automobile, homeowners, dwelling fire, and personal umbrella policies in the personal lines market and commercial automobile, business owner policies, commercial property package and commercial umbrella policies in the commercial lines market in order to capture a larger share of the total Massachusetts, New Hampshire and Maine property and casualty insurance business written by each of our independent agents; and

●	continue to expand our technology to enable independent agents to more easily serve their customers and conduct business with us, thereby strengthening their relationships with us.

Property and Casualty Insurance Market

Introduction.  We are licensed by the respective state insurance departments to transact property and casualty insurance in Massachusetts, New Hampshire, and Maine. All of our business is regulated by these departments, with the most extensive oversight from our domestic regulator, the Massachusetts Division of Insurance.

Products

Historically, we have focused on underwriting private passenger automobile insurance, which is written through our subsidiary, Safety Insurance. In 1989, we formed Safety Indemnity to offer commercial automobile insurance at preferred rates. Since 1997, we have expanded the breadth of our product line in order for agents to address a greater portion of their clients' insurance needs by selling multiple products. Homeowners, business owner, personal umbrella, dwelling fire and commercial umbrella insurance policies are written by Safety Insurance at standard rates and written by Safety Indemnity at preferred rates. In December 2006, we formed Safety P&C to offer homeowners and commercial automobile insurance at ultra preferred rates. In November 2020, we formed Safety Northeast to offer a fourth homeowners rate level for risks that satisfy stricter underwriting guidelines. We expect to begin writing policies through Safety Northeast in 2021.

The table below shows our premiums in each of these product lines for the periods indicated and the portions of our total premiums each product line represented.

	Years Ended December 31,
Direct Written Premiums	2020		2019		2018
Private passenger automobile	$438,824	54.9%	$466,697	54.8%	$469,340	55.6%
Commercial automobile	118,773	14.9	147,177	17.3	139,628	16.6
Homeowners	199,482	25.0	196,764	23.0	193,482	22.9
Business owners	22,317	2.8	22,241	2.6	22,182	2.6
Personal umbrella	8,087	1.0	8,316	1.0	8,132	1.0
Dwelling fire	10,148	1.3	10,109	1.2	9,829	1.2
Commercial umbrella	1,081	0.1	1,100	0.1	1,082	0.1
Total	$798,712	100.0%	$852,404	100.0%	$843,675	100.0%

Our product lines are as follows:

Private Passenger Automobile (54.9% of 2020 direct written premiums).  Private passenger automobile insurance is our primary product. These policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils.

Commercial Automobile (14.9% of 2020 direct written premiums).  Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business. We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers (excluding long-haul trucking), and insure individual vehicles as well as commercial fleets.

Homeowners (25.0% of 2020 direct written premiums).  We offer a broad selection of coverage forms for qualified policyholders. Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy. We write policies on homes, condominiums, and apartments.

Business Owner Policies (2.8% of 2020 direct written premiums).  We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses. Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss. Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers. We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

Personal Umbrella (1.0% of 2020 direct written premiums). We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients. We write policies at standard rates with limits of $1,000 to $5,000.

Dwelling Fire (1.3% of 2020 direct written premiums).  We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences. We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

Commercial Umbrella (0.1% of 2020 direct written premiums).  We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies. The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks. We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

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

The insurance industry can also be impacted by terrorism, and we have filed and received approval for a number of terrorism endorsements, which limit our liability and property exposure according to the Terrorism Risk Insurance Act of 2002, the Terrorism Risk Insurance Extension Act of 2005, the Terrorism Risk Insurance Program Reauthorization Act of 2007, the Terrorism Risk Insurance Program Reauthorization of 2015 and the Terrorism Risk Insurance Program Reauthorization Act of 2019. See "Reinsurance," discussed below.

Distribution

We distribute our products exclusively through independent agents, unlike some of our competitors who use multiple distribution channels. We believe this gives us a competitive advantage with the agents. With the exception of personal automobile business assigned to us by the Massachusetts Automobile Insurance Plan (“MAIP”) or written through CAR’s commercial automobile Servicing Carrier program, we do not accept business from insurance brokers. Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority. We reserve the ability to cancel any coverage bound, in accordance with applicable law. In total, our independent agents numbered 871 and had 1,095 offices (some agencies have more than one office) and approximately 9,476 customer service representatives during 2020.

Voluntary Agents.  In 2020, we obtained approximately 96.2% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents. As of December 31, 2020, we had agreements with 740 voluntary agents. Our voluntary agents are located in all regions of Massachusetts, New Hampshire and Maine.

We look for agents with profitable portfolios of business. To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 65.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 300 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the prior year performance of our agents. If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us. We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards. Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by direct written premiums. No individual agency generated more than 8.8% of our direct written premiums in 2020.

Massachusetts law guarantees that CAR provides motor vehicle insurance coverage to all eligible risks. Under the MAIP, personal automobile policies are assigned to us for three years, unless the policyholder is offered a voluntary policy by another insurer. All Massachusetts agents are authorized to submit eligible business to the MAIP for random assignment to a carrier such as Safety Insurance. We are allocated all private passenger residual market business through the MAIP.

CAR runs a reinsurance pool for ceded commercial automobile policies through the Commercial Automobile Program (the “Commercial Automobile Program”).  CAR has appointed Safety and three other servicing carriers to process ceded commercial automobile insurance.  Safety was reappointed for this program on January 1, 2017 for an additional five-year term.  Approximately $174,400 of ceded premium is spread equitably among the four servicing carriers.  Subject to the review of the Massachusetts Commissioner of Insurance (“the Commissioner”), CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level.  This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

CAR also runs a reinsurance pool for Taxi, Limousine and Car Service risks (the "Taxi/Limo Program"). CAR reappointed Safety as one of the two servicing carriers for this program on January 1, 2017 for an additional five-year term. Approximately $5,520 of ceded premium was spread equitably between the two servicing carriers.

We are assigned independent agents by CAR who can submit commercial business to us in the Commercial Automobile Program and the Taxi/Limo Program, and we classify those agents as Exclusive Representative Producers (“ERPs”).

The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	Years Ended December 31,
	2020		2019		2018
Line of Business	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile:
Voluntary agents	408,873	(2.4)%	418,894	(1.6)%	425,783	(2.0)%
MAIP	3,298	(42.9)	5,777	(29.1)	8,150	(17.6)
Total private passenger automobile	412,171	(2.9)	424,671	(2.1)	433,933	(2.3)
Commercial automobile:
Voluntary agents	63,828	(4.8)	67,074	5.4	63,652	2.0
ERP	3,802	(50.8)	7,725	(31.1)	11,214	(9.3)
Total commercial automobile	67,630	(9.6)	74,799	(0.1)	74,866	0.1
Other:
Homeowners	157,611	(0.8)	158,848	(0.3)	159,352	(0.6)
Business owners	8,735	(1.9)	8,903	(2.2)	9,100	(4.2)
Personal umbrella	22,124	(2.2)	22,620	(1.4)	22,934	(1.3)
Dwelling fire	6,454	(2.7)	6,632	(2.9)	6,833	(4.0)
Commercial umbrella	652	(4.7)	684	1.5	674	(0.4)
Total other	195,576	(1.1)	197,687	(0.6)	198,893	(1.0)
Total	675,377	(3.1)	697,157	(1.5)	707,692	(1.7)
Total voluntary agents	668,277	(2.3)	683,655	(0.7)	688,328	(1.3)

In 2020, the COVID-19 pandemic had an impact on our voluntary exposure counts as some of our independent agency partners were forced to close during the year, affecting normal new business production. In addition, the 2020 commercial automobile exposures decreased when compared to the prior year as a result of a redistribution of agents among Servicing Carriers in the CAR Commercial Auto Program as well as changes made by CAR to eligibility requirements which impacted the number of policies that we handle as a Servicing Carrier.

In 2020, 66.1% of the private passenger automobile exposures we insure had an other than private passenger policy with us, compared to 64.2% and 61.7% in 2019 and 2018, respectively. In addition, 82.8% of our homeowners’ policyholders had a matching automobile policy with us in 2020 compared to 82.5% in 2019 and 81.9% in 2018.

Marketing

We view the independent agent as our customer and business partner. As a result, a component of our marketing efforts focuses on developing interdependent relationships with leading Massachusetts, New Hampshire and Maine agents that write profitable business and positioning ourselves as the preferred insurance carrier of those agents, thereby receiving a larger portion of each agent's aggregate business. Our principal marketing strategies to agents are:

●	to offer a range of products, which we believe enables our agents to meet the insurance needs of their clients;
●	to price our products competitively, including offering discounts when and where appropriate for safer drivers for our personal automobile products, loss-free credits for our homeowner products and also offering account discounts for policyholders that have more than one policy with us;

●	to design, price and market our products to our agents for their customers to place all their insurance with us;
●	to offer agents competitive commissions, with incentives for placing their more profitable business with us; and
●	to provide a level of support and service that enhances the agent's ability to do business with its clients and with us.

We have a comprehensive branding campaign using a variety of radio, television, digital and print advertisements.

Commission Schedule and Profit Sharing Plan.  We have several programs designed to attract profitable new business from agents by paying them competitive commissions. We recognize our top performing agents by making them members of either our Chairman's Elite, Chairman's, President's, Executive's or Preferred Agent's Club. In 2020, members of these Clubs received a commission of up to 18.0% of premiums for each new private passenger auto policy, up to 22.0% of premiums for each new homeowner policy, up to 20.0% for each new commercial auto policy and up to 20.0% for each new commercial property policy.

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

Underwriting

Our underwriting department is responsible for a number of key decisions affecting the profitability of our business, including:

●	pricing of our private passenger automobile, commercial automobile, homeowners, dwelling fire, personal umbrella, business owner, commercial umbrella and commercial package products;
●	developing new products, coverages, forms and discounts, as well as expansion into new states;
●	determining underwriting guidelines for all our products; and
●	evaluating whether to accept transfers of a portion of an existing or potential new agent's portfolio from another insurer.

Pricing.  Subject to the applicable state insurance department’s review, we set rates for all of our products using our own loss experience, industry loss cost data, residual market deficits, catastrophe modeling and prices charged by our competitors. We have four pricing segments for most products, utilizing Safety Insurance for standard rates, Safety Indemnity for preferred rates and, Safety P&C for ultra preferred rates. We expect to begin offering a fourth homeowners rate level for risks that satisfy stricter underwriting guidelines through Safety Northeast in 2021.

Massachusetts Residual Automobile Insurance Markets. CAR establishes the rates for personal automobile policies assigned to carriers through the MAIP. In accordance with Massachusetts law, insurers may only charge MAIP policyholders the lower of the MAIP rate or the company's competitive voluntary market rate. CAR also sets rates for commercial automobile policies, including taxi/limousine/car service policies, reinsured through the CAR residual market pool. All commercial automobile business and taxi/limousine/car service business that is not written in the voluntary market in Massachusetts is apportioned to one of these servicing carriers which handles that business on behalf of CAR. Every Massachusetts commercial automobile insurer must bear a portion of the losses of the total commercial reinsurance pool that is serviced by the approved servicing carriers. We are one of four servicing carriers in CAR’s Commercial Automobile Program and one of two servicing carriers in CAR’s Taxi/Limo Program.

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

Policy Processing.  Our underwriting department assists in processing policy applications, endorsements, renewals and cancellations. Our proprietary software, Safety Express, provides our agents with new business and endorsement entry, real-time policy issuance for personal lines, immediate printing of declarations pages in agents' offices, policy downloads to most major agency management systems and data imports from Boston Software's SinglePoint (Massachusetts) and Vertafore's PL Rater (Massachusetts, New Hampshire and Maine).

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

Technology

The focuses of our information technology (“IT”) efforts are:

●	to support the strategic goals, objectives and business needs of the Company by aligning our IT annual goals with those of the business assuring that IT resources are being utilized efficiently;

●	to constantly re-engineer internal processes to allow more efficient operations, resulting in lower operating costs;
●	to continuously improve the customer experience making it easier for independent agents and policyholders to transact business with us;
●	to enable agents to efficiently provide their clients with a high level of service; and
●	to maintain and support a secure computing environment.

We believe that our technology initiatives have increased revenue and decreased costs while at the same time improving the customer experience of both our agents and policyholders. We are continuously investing in new technologies including areas such as robotic process automation and a new claims system which we began using for other than auto lines of business in 2020 and we plan to begin using for auto lines of business in 2021.

Innovation Lab. In 2018 we established an Innovation Lab. The purpose of the Innovation Lab is to foster a culture of innovative thinking, monitor the InsureTech landscape and provide Safety and our independent agents with the tools and processes necessary to continuously improve the customer experiences and remain competitive in both the current and future insurance marketplace. During 2020, the Innovation Lab explored Omnichannel for Customer Service offerings from both InsureTech and more established companies and we will look to implement a solution in 2021. The Innovation Lab also partnered with Safety’s Product Management department to explore home sensor devices to detect both water leakage and freeze. In late December 2020 an InsureTech was selected and Safety will be performing an internal Home Sensor Proof of Concept program in 2021 including freeze and water detection sensors along with a Smartphone Mobile app allowing participants to monitor the status of their sensors remotely. Finally during 2020, the Innovation Lab partnered with the Claims department to introduce electronic appraisals program using Smartphone technology that guides a consumer through a remote, touchless appraisal process that not only speeds the claims settlement process but proved very timely during the current social distancing environment.

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

Billing.  Proprietary and vendor supplied billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders. We believe the sophistication of our direct bill systems help us to limit our bad debt expense. Our bad debt expense as a percentage of direct written premiums was 0.4% in 2020 compared to 0.2% in 2019.

External Applications

Our agent technology offerings are centralized within our agency portal and feature PowerDesk and Safety Express. PowerDesk is a web-based application that allows for billing inquiry, agent payments on behalf of their policyholders, policy inquiry and claims inquiry. Safety Express provides agents with new business and endorsement entry, real-time policy issuance for personal lines, immediate printing of declarations pages in agents' offices, policy downloads to most major agency management systems and data imports from Boston Software's SinglePoint (Massachusetts) and Vertafore's PL Rater (Massachusetts, New Hampshire and Maine). In addition, we provide our agents with commission and claims download for all lines of business, Transformation Station and Transact Now Inquires, e-Claims online claims reporting, e-View daily transaction reports and e-Docs online electronic document file cabinet.

We also provide electronic billing (“eBill”), online bill pay (including credit and debit cards), online declarations pages, billing inquiry, claims inquiry, auto and homeowners claims first notice of loss, online auto insurance cards, and bill pay reminder alerts to our agents’ policyholders through our public website, SafetyInsurance.com. We have also updated our telephone system to provide a voice activated phone directory, automated billing inquiry and payments, and call center screen pop-up technology.

We additionally provide policyholders mobile technology through our Safety Mobile App for iPhone and Android devices. Safety Mobile provides consumers with access to their agent information, bill pay capabilities, the ability to report an automobile or homeowners claim and access to their insurance card, among other features.

Claims

On casualty claims we utilize stringent claims settlement procedures, which include guidelines that establish settlement ranges for soft tissue injuries, which constituted approximately 65% of our bodily injury claims in 2020. If we are unable to settle these claims within our pricing guidelines, we explore other cost-effective options including alternative dispute resolutions and/or litigation. We believe that these procedures result in providing our adjusting staff with a uniform approach to negotiation.

We believe an important component of handling claims efficiently is prompt investigation and settlement. We find that faster claims settlements often result in less expensive claims settlements. Our E-Claim reporting system is an online product that reduces the time it takes for agents to notify our adjusters about claims, thereby enabling us to contact third-party claimants and other witnesses quickly. Our insureds can report claims directly by phone, web, or mobile application. In addition, we utilize an after-hours reporting vendor to ensure that new claims can be reported 24 hours per day and 365 days per year.

We believe that early notification results in our adjusters conducting prompt investigations of claims and compiling more accurate information about those claims. Our claims workload management software also assists our adjusters in handling claims quickly.

We believe the structure of our claims department allows us to respond quickly to claimants. The department is organized into distinct claim units that contain loss costs on injury claims. Field adjusters are located geographically for prompt response to claims, with our litigation unit focused on managing loss costs and litigation expenses for serious injury claims.

Additionally, we utilize a special investigation unit to investigate potential fraud in connection with claims presented. In cases where adjusters suspect fraud in connection with a claim, we deploy this special unit to conduct investigations. We deny payment in cases in which we have succeeded in accumulating sufficient evidence of fraud.

Our auto physical damage claims units handle physical damage claims arising in our private passenger and commercial automobile lines. Process automation has streamlined our claims function and in combination with established policy and procedures newly reported claims are handling in a proactive manner to ensure that coverages are verified, damages are appraised and claim payments are issued in a timely and efficient manner. This ensures the highest level of customer service to our insureds while reducing claim cycle times and mitigating claim handling expenses. We continue to vet and implement new methods of appraisal for vehicle damage, including vehicle photo only appraisals within the regulatory established guidelines. Once we receive this information, an automated system redirects the claim to the appropriate internal adjuster responsible for investigating the claim to determine liability. Upon determination of liability, the system automatically begins the process of seeking a subrogation recovery from another insurer, if liable. We believe this process results in a shorter time period from when the claimant first contacts the agent to when the claimant receives a claim payment, while enabling our agents to build credibility with their clients by responding to claims in a timely and efficient manner.

Our property claims division handles physical damage claims arising in our homeowners and other than auto insurance lines. Property Field Adjusters are located remotely across our service areas to handle larger more complex property losses. In 2020, we implemented a new claim handling software system that enables more efficient handling of the claim process from first notice of loss through settlement and potential subrogation. We also utilize house counsel on subrogation recoveries to reduce collection expenses and maximize damage recoveries.

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

When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2020 is adequate to cover the ultimate cost of losses and claims incurred as of that date.

Management determines its loss and loss adjustment expense ("LAE") reserve estimates based upon the analysis of the Company's actuaries. Management has established a process for the Company's actuaries to follow in establishing reasonable reserves. The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management. The Company's estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $424,437 to a high of $478,251 as of December 31, 2020. The Company's net loss and LAE reserves, based on our actuaries' best estimate, were set at $461,270 as of December 31, 2020. The ultimate liability may be greater or less than reserves carried at the balance sheet date. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. We do not discount any of our reserves.

The following table presents development information on changes in the reserves for losses and LAE of our Insurance Subsidiaries for each year in the three year period ended December 31, 2020, 2019 and 2018.

	Year Ended
	2020	2019	2018
Reserves for losses and LAE at beginning of year	$610,566	$584,719	$574,054
Less receivable from reinsurers related to unpaid losses and LAE	(122,372)	(108,398)	(83,085)
Net reserves for losses and LAE at beginning of year	488,194	476,321	490,969
Incurred losses and LAE, related to:
Current year	459,400	551,895	542,001
Prior years	(54,844)	(42,049)	(56,488)
Total incurred losses and LAE	404,556	509,846	485,513
Paid losses and LAE related to:
Current year	277,754	333,377	340,927
Prior years	153,726	164,596	159,234
Total paid losses and LAE	431,480	497,973	500,161
Net reserves for losses and LAE at end of period	461,270	488,194	476,321
Plus receivable from reinsurers related to unpaid losses and LAE	106,311	122,372	108,398
Reserves for losses and LAE at end of period	$567,581	$610,566	$584,719

The following table represents the development of reserves, net of reinsurance, for calendar years 2010 through 2020. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2020.

Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

	As of and for the Year Ended December 31,
	2020	2019	2018	2017	2016	2015	2014	2013	2012	2011	2010
Reserves for losses and
LAE originally estimated:	$ 461,270	$ 488,194	$ 476,321	$ 490,969	$ 476,597	$ 485,716	$ 420,767	$ 394,668	$ 371,657	$ 352,098	$ 351,244
Cumulative amounts paid as of:
One year later		153,727	164,595	159,234	164,466	174,506	132,364	133,288	124,855	130,204	128,854
Two years later			230,294	241,032	231,473	250,306	189,367	178,411	175,822	181,739	176,774
Three years later				282,242	283,812	290,287	223,465	207,626	199,741	211,578	205,171
Four years later					305,024	310,140	241,589	223,743	213,847	223,941	219,310
Five years later						319,817	252,714	231,346	221,363	231,433	224,354
Six years later							255,581	234,480	223,829	233,137	226,644
Seven years later								235,562	225,169	233,905	227,147
Eight years later									225,320	233,880	226,928
Nine years later										233,922	226,866
Ten years later											226,832

	As of and for the Year Ended December 31,
	2020	2019	2018	2017	2016	2015	2014	2013	2012	2011	2010
Reserves re-estimated as of:
One year later		$ 433,350	$ 434,273	$ 434,481	$ 434,813	$ 440,268	$ 390,452	$ 357,300	$ 342,767	$ 334,788	$ 314,561
Two years later			393,948	400,312	391,630	406,253	348,660	328,182	308,028	309,096	293,480
Three years later				376,584	372,379	376,201	313,100	295,788	283,592	282,441	273,332
Four years later					359,549	361,335	287,131	274,214	263,787	268,759	254,652
Five years later						353,983	276,309	255,368	250,064	255,925	245,869
Six years later							272,178	248,746	236,373	248,353	238,404
Seven years later								245,071	232,657	239,476	235,047
Eight years later									229,932	237,497	229,623
Nine years later										236,440	228,827
Ten years later											228,372

Cumulative
(redundancy) deficiency 2019		(54,844)	(82,373)	(114,385)	(117,048)	(131,733)	(148,589)	(149,597)	(141,725)	(115,658)	(122,872)

	As of and for the Year Ended December 31,
	2020	2019	2018	2017	2016	2015	2014	2013	2012	2011	2010
Gross liability-end of year	$ 567,581	$ 610,566	$ 584,719	$ 574,054	$ 560,321	$ 553,977	$ 482,012	$ 455,014	$ 423,842	$ 403,872	$ 404,391
Reinsurance recoverables	106,311	122,372	108,398	83,085	83,724	68,261	61,245	60,346	52,185	51,774	53,147
Net liability-end of year	461,270	488,194	476,321	490,969	476,597	485,716	420,767	394,668	371,657	352,098	351,244
Gross estimated liability-latest		549,626	498,879	461,338	420,833	384,625	310,851	277,445	256,778	262,400	252,849
Reinsurance recoverables-latest		116,276	104,931	84,754	61,284	30,642	38,673	32,374	26,846	25,960	24,477
Net estimated liability-latest		433,350	393,948	376,584	359,549	353,983	272,178	245,071	229,932	236,440	228,372

In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods. Thus, if the 2020 estimate for a previously incurred loss was $150 and the loss was reserved at $100 in 2016, the $50 deficiency (later estimate minus original estimate) would be included in the cumulative (redundancy) deficiency in each of the years 2016-2020 shown in the table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies from the table.

The table shows that we have substantially benefited in the current and prior years from releasing redundant reserves. In the years ended December 31, 2020, 2019, and 2018 we decreased loss reserves related to prior years by $54,844, $42,049 and $56,488, respectively. Reserves and development are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2020 protected us in the event of a "137-year storm" (that is, a storm of a severity expected to occur once in a 137-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan"). In 2020, we purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000.  Our reinsurers’ co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $50,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer, and 80.0% of $265,000 for the 4th layer.

For 2021, we have purchased the same four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000. Our reinsurers’ co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $50,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer and 80% of $265,000 for the 4th layer. As a result of the changes to the models, our catastrophe reinsurance in 2021 protects us in the event of a “135-year storm.”

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

In addition to the above mentioned reinsurance programs and as described in more detail above under The Massachusetts Property and Casualty Insurance Market, we are a participant in CAR, a state-established body that, in part, runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2020, the FAIR Plan purchased $1,800,000 of catastrophe reinsurance for property losses with retention of $100,000.

At December 31, 2020, we also had $129,766 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

On March 10, 2005, our Board of Directors (the “Board”) adopted a resolution that prohibits Safety from purchasing finite reinsurance (reinsurance that transfers only a relatively finite or limited amount of risk to the reinsurer) without approval by the Board. To date, the Company has never purchased a finite reinsurance contract.

Competition

The property and casualty insurance business is highly competitive and many of our competitors have substantially greater financial and other resources than we do. We compete with both large national writers and smaller regional companies. Our competitors include companies which, like us, serve the independent agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer rather than to an independent agency, and potentially, lower cost structures. A material reduction in the amount of business independent agents sell would adversely affect us. Further, we and others compete on the basis of the commissions and other cash and non-cash incentives provided to agents.

Although, historically, a number of national insurers that are much larger than we are have chosen not to compete in a material way in the Massachusetts private passenger automobile market, since 2008, several new companies have entered the market. These companies include some that would be able to sustain significant losses in order to acquire market share, as well as others which use distribution methods that compete with the independent agent channel. There can be no assurance that we will be able to compete effectively against these companies in the future.

Our principal competitors within the Massachusetts private passenger automobile insurance market are MAPFRE SA, Government Employees Insurance Company and Liberty Mutual Insurance Company, which held 22.2%, 15.5% and 8.5% market shares based on premiums, respectively, in 2020 according to CAR.

We are the second largest writer of commercial automobile insurance in Massachusetts with a market share of 12.8%. Other principal competitors in the Massachusetts commercial automobile insurance market are MAPFRE SA, Arbella Mutual Insurance Company and The Travelers Indemnity Insurance Company, which held 15.3%, 10.9% and 7.8% market shares based on premium, respectively, according to CAR. This includes our share of residual market business as one of four servicing carriers in CAR’s Commercial Automobile Program and one of two servicing carriers in CAR’s Taxi/Limo Program.

We are the third largest writer of homeowners insurance business in Massachusetts, with a market share of 7.0% in 2019. Our principal competitors within the Massachusetts homeowners insurance market are MAPFRE SA, Liberty Mutual and Chubb, which held 13.1%, 9.8% and 6.3% market shares respectively in 2019 (according to S&P Global Market Intelligence).

Human Capital

At December 31, 2020, we employed 586 employees who all work in the New England region. Prior to COVID-19, approximately half of our employees particpated in a work from home program that helps contribute to a flexible work-life balance and allows the Company to minimize the real estate rented at our home office. In response to the pandemic, we quickly transitioned all other employees to a work from home environment and have the capacity for 100% of our workforce to work in a remote setting. Our employees are not covered by any collective bargaining agreement.

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

Our employees give both their time and their financial resources to charities of all types, and the company promotes corporate citizenship through charitable donations and company-sponsored volunteer activities. Safety is committed to making a positive impact on the communities where our employees live and work through our matching gift program, corporate giving and employee volunteerism. We help employees amplify their community impact by providing our employees with a 1:1 match on their donations to recognized charitable organizations. The Safety Insurance Charitable Foundation was established in 2005 and has provided financial support for a wide array of charities in areas such as community service, education, job training, homelessness, arts/culture, food banks, youth programs, healthcare, medical research and disaster relief.

The reputation of the Company depends on the conduct of its Board of Directors, officers, and employees. Every employee who is associated with Safety must play a part in maintaining our corporate reputation for the highest ethical standards. Management considers our relationship with our employees to be strong.

Investments

Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings. Our investment objective is to focus on maximizing total returns while investing conservatively. We maintain a high-quality investment portfolio consistent with our established investment policy. As of December 31, 2020, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

According to our investment guidelines, no more than 2.0% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities). In addition, no more than 0.5% of our portfolio may be invested in securities of any one issuer rated "Baa," or the lowest investment grade assigned by Moody's. Of the less than 15.0% of our portfolio invested in senior bank loans and high yield bonds at December 31, 2020, no more than 5.0% may be invested in the securities of any one issuer, no more than 10.0% may be invested in any issuers total outstanding debt issue, and a maximum of 10.0% may be invested in securities unrated or rated "B-" or below by Moody's. We continually monitor the mix of taxable and tax-exempt securities in an attempt to maximize our total after-tax return. We utilize the services of third-party investment managers.

We believe that the incorporation of material, non-financial factors into investment selection and risk management has the potential to enhance long-term investment returns. We incorporate Environmental, Social & Governance (“ESG”) factors managed for us by third-party investment managers. We measure our exposure to ESG risks at both individual asset classes and total portfolio levels.

The following table reflects the composition of our investment portfolio as of December 31, 2020 and 2019.

	As of December 31,
	2020		2019
	Estimated	% of	Estimated	% of
	Fair Value	Portfolio	Fair Value	Portfolio
U.S. Treasury Securities	$1,865	0.1%	$1,512	0.1%
Obligations of states and political subdivisions	222,389	14.8	251,396	17.4
Residential mortgage-backed securities (1)	241,597	16.0	307,202	21.3
Commercial mortgage-backed securities	126,035	8.4	109,738	7.6
Other asset-backed securities	73,124	4.9	36,222	2.5
Corporate and other securities	591,643	39.2	521,970	36.2
Subtotal, fixed maturity securities	1,256,653	83.4	1,228,040	85.1
Short term investments	441	0.0	-	0.0
Equity securities (2)	205,254	13.6	177,637	12.3
Other invested assets (3)	45,239	3.0	37,278	2.6
	$1,507,587	100.0%	$1,442,955	100.0%

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

The following table reflects our investment results for each of the three-year period ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
Average cash and invested securities (at cost)	$1,401,881	$1,365,830	$1,317,380
Net investment income (1)	$41,045	$46,665	$43,788
Net effective yield (2)	2.9%	3.4%	3.3%

(1) After investment expenses, excluding realized investment gains or losses.

(2) Net investment income for the period divided by average invested securities and cash for the same period.

The decrease in yield is a result of lower floating yields on our bank loan portfolio, lower interest income on certain partnership investments and fixed maturity amortization resulting from prepayment activity on certain residential mortgage-backed securities.

As of December 31, 2020, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured, senior bank loans and high yield bonds.

The composition of our fixed income security portfolio by rating is presented in the following table.

	As of December 31,
	2020		2019
	Estimated		Estimated
	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$256,683	20.4%	$308,713	25.1%
Aaa/Aa	327,775	26.1	320,532	26.1
A	260,048	20.7	247,334	20.1
Baa	220,171	17.5	175,147	14.3
Ba	68,135	5.4	65,010	5.3
B	93,824	7.5	86,595	7.1
Caa/Ca	5,067	0.4	2,896	0.2
Not rated	24,950	2.0	21,813	1.8
Total	$1,256,653	100.0%	$1,228,040	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

The Securities Valuation Office of the National Association of Insurance Commissioners (the "SVO") evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. SVO ratings are reviewed at least annually. At December 31, 2020, 68.0% of our available for sale fixed maturity investments were rated Category 1 and 17.2% were rated Category 2, the two highest ratings assigned by the SVO.

The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2020.

	As of December 31, 2020
	Estimated
	Fair Value	Percent
Due in one year or less	$108,572	8.6%
Due after one year through five years	271,140	21.6
Due after five years through ten years	353,369	28.1
Due after ten years through twenty years	80,657	6.4
Due after twenty years	2,159	0.2
Asset-backed securities (1)	440,756	35.1
Totals	$1,256,653	100.0%

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

Supervision and Regulation

Introduction.  Our principal operations are conducted through the Insurance Subsidiaries which are subject to comprehensive regulation by state insurance departments, primarily through our domestic regulator, the Massachusetts Division of Insurance, of which the Commissioner is the senior official. The Commissioner is appointed by the Governor. We are subject to the authority of the Commissioner in many areas of our business under Massachusetts law, including:

●	our licenses to transact insurance;
●	the rates and policy forms we may use;
●	our financial condition including the adequacy of our reserves and provisions for unearned premium;
●	the solvency standards that we must maintain;

●	the type and size of investments we may make;
●	the prescribed or permitted statutory accounting practices we must use; and
●	the nature of the transactions we may engage in with our affiliates.

In addition, the Commissioner periodically conducts financial and market conduct examinations of all licensees domiciled in Massachusetts. Our most recent financial condition examination was for the five-year period ending December 31, 2018. The Division had no material findings as a result of this examination.

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

Insurance Regulation Concerning Dividends.  We rely on dividends from the Insurance Subsidiaries for our cash requirements. The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the shareholders of an insurance company. The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time. As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10.0% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2020, the statutory surplus of Safety Insurance was $754,066 and its net income for 2020 was $121,446. A maximum of $121,446 will be available during 2021 for such dividends without prior approval of the Commissioner.

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

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In 2020, 2019, and 2018 all our ratios for all our Insurance Subsidiaries were within the normal range.

Risk-Based Capital Requirements.  The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

●	underwriting, which encompasses the risk of adverse loss developments and inadequate pricing;

●	declines in asset values arising from market and/or credit risk; and

●	off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and reserve and premium growth.

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

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2020, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.

Own Risk Solvency Assessment.  On January 11, 2017, the Division adopted the National Association of Insurance Commissioners’ Own Risk Solvency Assessment (“ORSA”) Act requiring the Company to file its assessment on an annual basis. ORSA is an internal process undertaken by an insurer or insurance group to assess the adequacy of its risk management and current and prospective solvency positions under normal and severe stress scenarios. We have completed this filing for the 2020 period.

Executive Officers and Directors

The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

			Years
			Employed
Name	Age (1)	Position	by Safety
George M. Murphy	54	President, Chief Executive Officer	32
Christopher T. Whitford	38	Vice President, Chief Financial Officer and Secretary	8
James D. Berry	61	Vice President - Underwriting	38
John P. Drago	54	Vice President - Marketing	26
Ann M. McKeown	53	Vice President - Insurance Operations	31
Paul J. Narciso	57	Vice President - Claims	30
Stephen A. Varga	53	Vice President - Management Information Systems	28
David F. Brussard	69	Chairman of the Board, Director	-
Frederic H. Lindeberg	80	Director	-
Peter J. Manning	82	Director	-
David K. McKown	83	Director	-
Thalia M. Meehan	59	Director	-
Mary C. Moran	64	Director	-
___________________
(1) As of February 16, 2021

George M. Murphy, CPCU, was appointed President and Chief Executive Officer of the Company effective April 1, 2016. He previously was the Vice President of Marketing since October 1, 2005. Mr. Murphy was appointed to the Board of Directors and to the Investment Committee in February 2016. Mr. Murphy has been employed by the Insurance Subsidiaries for over 32 years. Mr. Murphy is also on the Board of Trustees of the Insurance Library Association of Boston.

Christopher T. Whitford,  was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 2, 2020. Mr. Whitford, a Certified Public Accountant in Massachusetts, has been employed by the Insurance Subsidiaries for over 8 years, previously serving as the Company’s Controller since 2012, and began his career at PricewaterhouseCoopers in 2005. Mr. Whitford serves on the Audit Committee of Guaranty Fund Management Services and also serves on the Audit Committee of the Massachusetts Property Insurance Underwriting Association (“ FAIR Plan”).

James D. Berry, CPCU, was appointed Vice President of Underwriting of the Company in July 2015, and was named as Secretary of the Insurance Subsidiaries at that time. Prior to that, he served as the Vice President of Insurance Operations since October 2005. Mr. Berry has been employed by the Insurance Subsidiaries for over 38 years and has directed the Company's Massachusetts Private Passenger line of business since 2001. Mr. Berry is the Chairman of the Board of Directors of the FAIR Plan and previously served as the Chairman of that organizations Executive Committee. He has served on several committees of CAR including Market Review and Defaulted Brokers and also served on Computer Sciences Corporation Series II and Exceed advisory councils. He also serves on the Executive Committee of the In Control Family Foundation, and is the Chairman of that organizations Finance Committee.

John P. Drago was appointed Vice President of Marketing on February 1, 2016. Mr. Drago has been employed by the Insurance Subsidiaries for over 26 years and most recently served as Director of Marketing.

Ann M. McKeown was appointed Vice President of Insurance Operations of the Company on July 1, 2015. Ms. McKeown has been employed by the Insurance Subsidiaries for over 31 years wherein she has held management positions in the Underwriting, Information Technology, and Insurance Operations departments. Ms. McKeown has served on the MAIP Steering and Operations Committees of CAR.

Paul J. Narciso was appointed Vice President of Claims of the Company on August 5, 2013.  Mr. Narciso has held various adjusting and claims management positions with the Company since 1990.  Mr. Narciso has 34 years of claim experience having worked at two national carriers prior to joining Safety.  He currently serves on the Governing Board of the Massachusetts Insurance Fraud Bureau and the Claims Subcommittee at Commonwealth Automobile Reinsurers.

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

Frederic H. Lindeberg has served as a director of the Company since August 2004. Mr. Lindeberg has had a consulting practice providing taxation, management and investment counsel since 1991, focusing on finance, real estate, manufacturing and retail industries. Mr. Lindeberg retired in 1991 as Partner-In-Charge of various KPMG tax offices, after 24 years of service where he provided both accounting and tax counsel to various clients. Mr. Lindeberg is an attorney and certified public accountant. Mr. Lindeberg was formerly a director of Provident Senior Living Trust (PSLT) and TAL International (TAL) and formerly an adjunct professor at Penn State Graduate School of Business. Mr. Lindeberg qualifies as an “Audit Committee Financial Expert” as defined by the U.S. Securities and Exchange Commission rules.

Peter J. Manning has served as a director of the Company since September 2003. Mr. Manning retired in 2003, as Vice Chairman Strategic Business Development of FleetBoston Financial, after 32 years with FleetBoston Financial Corporation (formerly BankBoston) where he also held the positions of Comptroller and Executive Vice President and Chief Financial Officer. Mr. Manning started his career with Coopers & Lybrand in 1962 prior to his 1972 employment with BankBoston. He is a former director of the Blue Hills Bank and a former director of Thermo Fisher Scientific and the Lahey Clinic. Mr. Manning qualifies as an “Audit Committee Financial Expert” as defined by the U.S. Securities and Exchange Commission rules.

David K. McKown has served as director of the Company since November 2002. Mr. McKown has been a Senior Advisor to Eaton Vance Management since 2000, focusing on business origination in real estate and asset-based loans. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993, where he focused on acquisitions and high-yield bank debt financings. Mr. McKown has been in the banking industry for 52 years, worked for BankBoston for over 32 years and had previously been the head of BankBoston's real estate department, corporate finance department, and a managing director of BankBoston's private equity unit. Mr. McKown is currently a director of Global Partners L.P., and various privately held companies and is also a former director of Newcastle Investment Corp. On February 24, 2021, Mr. McKown communicated his intention to resign at the end of his current term, which is the next annual meeting on May 19, 2021.

Thalia M. Meehan was appointed Director of the Company on July 3, 2017. Ms. Meehan has also been appointed to serve as a member of the Investment Committee, the Compensation Committee and the Nominating and Governance Committee of the Board. Ms. Meehan, a Chartered Financial Analyst, has over 30 years of experience in the investment sector. Ms. Meehan retired from Putnam Investments in 2016 with 27 years of experience and most recently served as a Team Leader and Portfolio Manager at Putnam Investments. Ms. Meehan currently serves on the Board of Cambridge Bancorp where she is a member of the Trust and Asset and Liability Committees and also serves on the Municipal Securities Rulemaking Board, the Strategic Advisory Committee of Build America Mutual and the Board of Boston Women in Public Finance.

Mary C. Moran was appointed Director of the Company on March 27, 2020. Ms. Moran has over 40 years of financial experience in both private industry as well as consulting. Ms. Moran began her career at KPMG, previously Peat Marwick, where she became a Senior Manager before serving as Senior Vice President of Finance and Administration for Boston Sand and Gravel Company from 1990 to 2001. Since 2002 she has served as CEO of MCM Financial Consulting, focusing on projects within in the banking, construction, higher education, manufacturing, not-for-profit and professional services industries. Ms. Moran is currently a director of Care Dimensions where she serves on the finance and audit committee and is a former director and audit committee member of Danvers Bankcorp, the College of the Holy Cross and Catholic Memorial School. Ms. Moran graduated from Northeastern University with a M.B.A. and MS in Accounting and from the College of the Holy Cross with a degree in Economics. Ms. Moran qualifies as an “Audit Committee Financial Expert” as defined by the U.S. Securities and Exchange Commission rules.

The Company has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all employees, including executive officers, and to directors. The Code of Ethics is available on the About Us, Investor Information page of the Company’s website at www.safetyinsurance.com. If the Company ever were to amend or waive any provision of its Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on its website set forth above rather than by filing a Current Report on Form 8-K.

ITEM 1A.    RISK FACTORS

An investment in our common stock involves a number of risks. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition, and a corresponding decline in the market price of our common stock.

We operate in a heavily regulated industry and are subject to regulations and laws in various jurisdictions:

We are subject to comprehensive government regulation and our ability to earn profits may be restricted by these regulations.

General Regulation. We are subject to regulation by the state insurance department of each state in which we do business. In each jurisdiction, we must comply with various laws and regulations, including those involving:

●	approval or filing of premium rates and policy forms;
●	limitation of the right to cancel or non-renew policies in some lines;
●	requirements to participate in residual markets;
●	licensing of insurers and agents; and
●	regulation of the right to withdraw from markets or terminate involvement with agencies;

We also are subject to enhanced regulation by our domestic regulator, the Massachusetts Division of Insurance, from which we must obtain prior approval for certain corporate actions. Among other things, we must comply with laws and regulations governing:

●	transactions between an insurance company and any of its affiliates;
●	the payment of dividends;
●	the acquisition of an insurance company or of any company controlling an insurance company;
●	solvency standards;
●	minimum amounts of capital and surplus which must be maintained;
●	limitations on types and amounts of investments;
●	restrictions on the size of risks which may be insured by a single company;
●	deposits of securities for the benefit of policyholders; and
●	reporting with respect to financial condition.

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

The Massachusetts insurance law prohibits any person from acquiring control of us, and thus indirect control of the Insurance Subsidiaries, without the prior approval of the Commissioner. That law presumes that control exists where any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10.0% or more of our outstanding voting stock. Even persons who do not acquire beneficial ownership of more than 10.0% of the outstanding shares of our common stock may be deemed to have acquired such control if the Commissioner determines that such control exists in fact. Therefore, any person seeking to acquire a controlling interest in us would face regulatory obstacles which could delay, deter or prevent an acquisition that shareholders might consider in their best interests.

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

Our private passenger automobile business is concentrated in in New England:

With a concentration of private passenger automobile insurance, our business may be adversely affected by conditions in this industry.

Approximately 54.9% of our direct written premiums for the year ended December 31, 2020, were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

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

As writers of property insurance, our Insurance Subsidiaries are exposed to potential losses related to severe weather:

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

We operate in the highly competitive property and casualty insurance industry:

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

The success of our business is subject to operational risks:

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

Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock hold approximately 48.6% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time. Sales of substantial amounts of our common stock in the public market by our existing shareholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

We are subject to cybersecurity and privacy risks:

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

The impact of COVID-19 and the related risks could have a material impact on our results of operations:

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

The disruption COVID-19 pandemic has contributed to volatility in the financial markets. In the event that these conditions recur or result in a prolonged economic downturn, they could adversely impact our financial condition, results of operations or cash flows. Such adverse impacts may be material.

We invest in securities which are subject to market risk:

Market fluctuations and changes in interest rates can have significant and negative effects on our investment portfolio.

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2020, based upon fair value measurement, 83.4% of our investment portfolio was invested in fixed maturity securities, 13.6% in equity securities and 3.0% in other invested assets. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors.

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

ITEM 2.    PROPERTIES

We conduct most of our operations in approximately 72 thousand square feet of leased space at 20 Custom House Street in downtown Boston, Massachusetts. Our lease will expire on December 31, 2028. This real estate space was remodeled in 2018 and included capital expenditures to update lighting as well as heating, ventilation and air condition systems with state of the art and environmentally focused technologies.

ITEM 3.    LEGAL PROCEEDINGS

Our Insurance Subsidiaries are parties to a number of lawsuits arising in the ordinary course of their insurance business. We believe that the ultimate resolution of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial condition.

Safety Insurance has been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our business owner policies serve eligible small and medium sized commercial accounts including but not limited to apartments and condominiums; mercantile establishments; limited cooking restaurants; offices; and special trade contractors. The majority of these business owner policies do not contain a specific exclusion for viruses. However, as viruses do not produce direct physical damage or loss to property, our position is that no coverage exists for this peril. As a result, the Company accrued a reserve of $6,500 for legal defense costs during the year ended December 31, 2020.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 10, 2021, there were 23 holders of record of the Company's common stock, par value $0.01 per share, and we estimate another 13,092 held in "Street Name."

The closing price of the Company's common stock on February 10, 2021 was $79.43 per share. The Company’s common stock trades on the NASDAQ stock exchange under the symbol SAFT.

During 2020 and 2019, the Company’s Board of Directors declared four quarterly cash dividends to shareholders, which were paid and accrued in the amounts of $54,735 and $52,392, respectively. On February 16, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.90 per share to shareholders of record on March 5, 2021 payable on March 15, 2021. The Company plans to continue to declare and pay quarterly cash dividends in 2021, depending on the Company's financial position and the regularity of its cash flows.

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

The information called for by Item 201 (d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, to be held on May 19, 2021 in Boston, MA, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2020 (the Company's fiscal year end), and such information is incorporated herein by reference.

For information regarding our share repurchase program, refer to Item 8—Financial Statements and Supplementary Data, Note 14, Share Repurchase Program, of this Form 10-K.

COMMON STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Stock, for the period beginning on December 31, 2015 and ending on December 31, 2020 with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of five selected property & casualty insurance companies over the same period. The peer group consists of Protective Insurance Corp., Mercury General Corp., State Auto Financial Corp., Selective Insurance Group, Inc., and Donegal Group, Inc. The graph shows the change in value of an initial one hundred dollar investment over the period indicated, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since December 31, 2015 Among
Safety Insurance Group, Inc.,
Property & Casualty Insurance Peer Group and the NASDAQ Stock Market Index

$190
$170
$150
$130
$110
$90

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Safety Insurance Group, Inc.	$100	$137	$155	$164	$193	$170
Property & Casualty Insurance Peer Group	$100	$134	$148	$146	$149	$141
NASDAQ Stock Market Index	$100	$120	$141	$133	$160	$159

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data as of and for each of the five years ended December 31, 2020, 2019, 2018, 2017 and 2016.

The selected historical consolidated financial data for the years ended December 31, 2020, 2019, and 2018, and as of December 31, 2020 and 2019 have been derived from the financial statements of Safety Insurance Group, Inc. included in this annual report which have been audited. The selected historical consolidated financial data for the years ended December 31, 2017 and 2016 and as of December 31, 2018, 2017 and 2016 has been derived from Safety Insurance Group, Inc.'s consolidated financial statements not included in this annual report, which have been audited.

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

	Years Ended December 31,
	2020	2019	2018	2017	2016
Direct written premiums	$798,712	$852,404	$843,675	$827,316	$811,559
Net written premiums	$763,537	$794,409	$786,912	$781,054	$766,470
Net earned premiums	$771,078	$788,777	$781,587	$774,420	$755,760
Net investment income	41,045	46,665	43,788	38,758	38,413
Earnings from partnership investments	6,901	1,937	6,915	2,082	3,185
Net realized gains on investments	957	2,976	3,226	6,036	5,559
Change in net unrealized gains on equity investments	10,449	21,454	(16,324)	—	—
Net impairment losses on investments	-	(889)	(228)	(256)	(798)
Credit loss expense	(1,054)	—	—	—	—
Finance and other service income	16,872	16,833	17,533	18,073	17,703
Total revenue	846,248	877,753	836,497	839,113	819,822
Losses and loss adjustment expenses	404,556	509,846	485,513	503,887	493,433
Underwriting, operating and related expenses	266,482	244,136	246,643	248,436	233,017
Interest expense	440	90	90	90	90
Total expenses	671,478	754,072	732,246	752,413	726,540
Income before income taxes	174,770	123,681	104,251	86,700	93,282
Income tax expense	36,559	24,080	21,056	24,313	28,697
Net income	$138,211	$99,601	83,195	62,387	64,585
Earnings per weighted average common share:
Basic	$9.25	$6.52	$5.48	$4.13	$4.29
Diluted	$9.18	$6.46	$5.43	$4.10	$4.27
Cash dividends paid per common share	$3.60	$3.40	$3.20	$3.00	$2.80

Number of shares used in computing earnings per share:
Basic	15,002,755	15,201,132	15,080,269	15,010,751	14,946,453
Diluted	15,119,027	15,337,807	15,229,898	15,135,348	15,032,263

	Years Ended December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Total cash and investment securities	$1,561,356	$1,487,362	$1,370,936	$1,348,763	$1,300,558
Total assets	2,054,273	2,022,669	1,856,240	1,807,279	1,758,246
Losses and loss adjustment expense reserves	567,581	610,566	584,719	574,054	560,321
Total liabilities	1,169,594	1,214,263	1,137,596	1,106,263	1,087,520
Total shareholders' equity	884,679	808,406	718,644	701,016	670,726
GAAP Ratios:
Loss ratio (1)	52.5%	64.6%	62.1%	65.1%	65.3%
Expense ratio (1)	34.6	31.0	31.6	32.1	30.8
Combined ratio (1)	87.1%	95.6%	93.7%	97.2%	96.1%

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

Executive Summary and Overview

In this discussion, “Safety” refers to Safety Insurance Group, Inc. and “our Company,” “we,” “us” and “our” refer to Safety Insurance Group, Inc. and its consolidated subsidiaries. Our subsidiaries consist of Safety Insurance Company (“Safety Insurance”), Safety Indemnity Insurance Company (“Safety Indemnity”), Safety Property and Casualty Insurance Company (“Safety P&C”), Safety Northeast Insurance Company (“Safety Northeast”), Safety Asset Management Corporation (“SAMC”), and Safety Management Corporation, which is SAMC’s holding company.

We are a leading provider of private passenger automobile (54.9% of our direct written premiums in 2020), commercial automobile, (14.9% of 2020 direct written premiums), and homeowners (25.0% of 2020 direct written premiums) insurance. In addition to these coverages, we offer a portfolio of other insurance products, including dwelling fire, umbrella and business owner policies (totaling 5.2% of 2020 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, Safety P&C, (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 871 in 1,095 locations throughout these three states during 2020. We have used these relationships and our extensive knowledge of the market to become the fourth largest private passenger automobile carrier and the second largest commercial automobile carrier in Massachusetts, capturing an approximate 8.4% and 12.8% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2020, according to statistics compiled by CAR based on automobile exposures. We are the third largest homeowners insurance carrier in Massachusetts, with a market share of 7.0% in 2019. Our principal competitors within the Massachusetts homeowners insurance market are MAPFRE SA, Liberty Mutual Insurance and Chubb, which held 13.1%, 9.8% and 6.3% market shares respectively in 2019 (according to S&P Global Market Intelligence).

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and Maine in 2016. In November 2020, we formed a fourth insurance subsidiary, Safety Northeast Insurance Company, which became licensed to write insurance products in Massachusetts in January of 2021. The table below shows the amount of direct written premiums in each state during the years ended December 31, 2020, 2019, and 2018.

	Years Ended December 31,
Direct Written Premiums	2020	2019	2018
Massachusetts	$764,479	$819,534	$813,857
New Hampshire	32,334	31,676	29,159
Maine	1,899	1,194	659
Total	$798,712	$852,404	$843,675

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

The pandemic has resulted in fewer cars on the road, resulting in a decrease in frequency of claims, primarily in our private passenger automobile line of business. As a result, for the year ended December 31, 2020, loss and loss adjustment expenses incurred decreased by $105,290 or 20.7%, to $404,556 from $509,846 for the comparable 2019 period.

There are many uncertainties with respect to COVID-19. For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see "Part I—Item 1A—Risk Factors." These risks include legal challenges or legislative actions that extend business interruption coverage outside of our policy terms for business owner policies, which require direct physical loss or damage to property. As discussed in Note 8 – Commitments and Contingencies, the Company has been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our business owner policies serve eligible small and medium sized commercial accounts including but not limited to apartments and condominiums; mercantile establishments; limited cooking restaurants; offices; and special trade contractors. The majority of these business owner policies do not contain a specific exclusion for viruses. However, as viruses do not produce direct physical damage or loss to property, our position is that no coverage exists for this peril. As result, the Company accrued a reserve of $6,500 for legal defense costs for the year ended December 31, 2020. While we continue to evaluate each claim based on the specific facts and circumstances involved, our business owner policies do not provide coverage for business interruption claims unless there is direct physical damage or loss to property.

Direct written premiums for the year ended December 31, 2020 decreased by $53,692, or 6.3%, to $798,712 from $852,404 for the comparable 2019 period. The 2020 decrease reflects the Safety Personal Auto Relief Credit, a 15% policyholder credit, representing $17,711 in total premium which was applied to personal auto policies for the months of April, May and June, as well as changes made by CAR to eligibility requirements which impacted the number of commercial automobile policies that we handle as a Servicing Carrier to the ceded pool. This results in a commensurate decrease in ceded written premium to and assumed from these programs.

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

Catastrophe losses incurred by the type of event are shown in the following table.

	Years Ended December 31,
Event	2020	2019	2018
Windstorms and hailstorms	$7,291	$5,123	$14,426
Total losses incurred (1)	$7,291	$5,123	$14,426

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

Our GAAP insurance ratios are presented in the following table for the periods indicated.

	Years Ended December 31,
	2020	2019	2018
GAAP ratios:
Loss ratio	52.5%	64.6%	62.1%
Expense ratio	34.6	31.0	31.6
Combined ratio	87.1%	95.6%	93.7%

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At December 31, 2020, there were 234,170 shares available for future grant. Grants outstanding under the Plans as of December 31, 2020, were comprised of 138,514 restricted shares.

Grants made under the Incentive Plan during the years 2018 through 2020 were as follows.

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS - Service	February 26, 2018	34,451	$75.05	3 years, 30%-30%-40%
RS - Performance	February 26, 2018	31,668	$75.05	3 years, cliff vesting (3)
RS	February 26, 2018	5,000	$75.05	No vesting period (2)
RS - Performance	August 1, 2018	164	$92.30	No vesting period (4)
RS - Service	February 26, 2019	28,778	$92.52	3 years, 30%-30%-40%
RS - Performance	February 26, 2019	23,191	$92.52	3 years, cliff vesting (3)
RS	February 26, 2019	5,000	$92.52	No vesting period (2)
RS - Performance	February 26, 2019	40,256	$92.52	No vesting period (4)
RS - Service	February 26, 2020	28,799	$90.50	3 years, 30%-30%-40%
RS - Performance	February 26, 2020	24,062	$90.50	3 years, cliff vesting (3)
RS	February 26, 2020	5,000	$90.50	No vesting period (2)
RS - Performance	February 26, 2020	12,587	$90.50	No vesting period (4)
RS	March 27, 2020	1,000	$76.60	No vesting period (2)

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the FAIR Plan. The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models. As of January 1, 2020, we have purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000. Our reinsurers’ co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $50,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer and 80.0% of $265,000 for the 4th layer. As a result of the changes to the models, our catastrophe reinsurance in 2020 protects us in the event of a “137-year storm” (that is, a storm of a severity expected to occur once in a 137-year period). Most of our reinsurers have an A.M. Best rating of “A+” (Superior) or “A” (Excellent).

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing commercial automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan buys reinsurance to reduce their exposure to catastrophe losses. On July 1, 2020, the FAIR Plan purchased $2,000,000 of catastrophe reinsurance for property losses with retention of $100,000.

We also had $129,766 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

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

Non-GAAP operating income and non-GAAP operating income per diluted share consist of our GAAP net income adjusted by the net realized gains on investments, net impairment losses on investments, changes in net unrealized gains on equity investments, credit loss expense and taxes related thereto. Net income and earnings per diluted share are the GAAP financial measures that are most directly comparable to non-GAAP operating income and non-GAAP operating income per diluted share, respectively. A reconciliation of the GAAP financial measures to these non-GAAP measures is included in the financial highlights below.

Results of Operations

The following table shows certain of our selected financial results.

	Years Ended December 31,
	2020	2019	2018
Direct written premiums	$798,712	$852,404	$843,675
Net written premiums	$763,537	$794,409	$786,912
Net earned premiums	$771,078	$788,777	$781,587
Net investment income	41,045	46,665	43,788
Earnings from partnership investments	6,901	1,937	6,915
Net realized gains on investments	957	2,976	3,226
Change in net unrealized gains on equity investments	10,449	21,454	(16,324)
Net impairment losses on investments	—	(889)	(228)
Credit loss expense	(1,054)	—	—
Finance and other service income	16,872	16,833	17,533
Total revenue	846,248	877,753	836,497
Loss and loss adjustment expenses	404,556	509,846	485,513
Underwriting, operating and related expenses	266,482	244,136	246,643
Interest expense	440	90	90
Total expenses	671,478	754,072	732,246
Income before income taxes	174,770	123,681	104,251
Income tax expense	36,559	24,080	21,056
Net income	$138,211	$99,601	$83,195
Earnings per weighted average common share:
Basic	$9.25	$6.52	$5.48
Diluted	$9.18	$6.46	$5.43
Cash dividends paid per common share	$3.60	$3.40	$3.20

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$138,211	$99,601	$83,195
Exclusions from net income:
Net realized gains on investments	(957)	(2,976)	(3,226)
Change in net unrealized gains on equity investments	(10,449)	(21,454)	16,324
Net impairment losses on investments	-	889	228
Credit loss expense	1,054	-	-
Income tax benefit (expense)	2,174	4,944	(2,798)
Non-GAAP Operating income	$130,033	$81,004	$93,723

Net income per diluted share	$9.18	$6.46	$5.43
Exclusions from net income:
Net realized gains on investments	(0.06)	(0.19)	(0.21)
Change in net unrealized gains on equity investments	(0.69)	(1.40)	1.07
Net impairment losses on investments	-	0.06	0.01
Credit loss expense	0.07	-	-
Income tax benefit (expense)	0.14	0.32	(0.18)
Non-GAAP Operating income per diluted share	$8.64	$5.25	$6.12

YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019

Direct Written Premiums.  Direct written premiums for the year ended December 31, 2020 decreased by $53,692, or 6.3%, to $798,712 from $852,404 for the comparable 2019 period. The 2020 decrease reflects the Safety Personal Auto Relief Credit, a 15% policyholder credit, representing $17,711 in total premium which was applied to personal auto policies for the months of April, May and June as well as changes made by CAR to eligibility requirements which impacted the number of commercial automobile policies that we handle as a Servicing Carrier to the ceded pool. This results in a commensurate decrease in ceded written premium to and assumed from these programs.

Net Written Premiums.  Net written premiums for the year ended December 31, 2020 decreased by $30,872, or 3.9%, to $763,537 from $794,409 for the comparable 2019 period. The 2020 decrease was primarily due to the factors that decreased direct written premiums.

Net Earned Premiums.  Net earned premiums for the year ended December 31, 2020 decreased by $17,699, or 2.2%, to $771,078 from $788,777 for the comparable 2019 period. The 2020 decrease was primarily due to the Safety Personal Auto Relief Credit as discussed above.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Year Ended December 31,
	2020	2019
Written Premiums
Direct	$798,712	$852,404
Assumed	26,316	32,391
Ceded	(61,491)	(90,386)
Net written premiums	$763,537	$794,409

Earned Premiums
Direct	$815,981	$845,102
Assumed	29,365	32,853
Ceded	(74,268)	(89,178)
Net earned premiums	$771,078	$788,777

Net Investment Income.  Net investment income for the year ended December 31, 2020 decreased by $5,620, or 12.0%, to $41,045 from $46,665 for the comparable 2019 period. The decreases are a result of lower floating yields on our bank loan portfolio, lower interest income on certain partnership investments and fixed maturity amortization resulting from prepayment activity on certain residential mortgage-backed securities. Net effective annual yield on the investment portfolio was 2.9% for the year ended December 31, 2020 compared to 3.4% for the year ended December 31, 2019. Our duration was 3.2 years at December 31, 2020, compared to 3.3 years at December 31, 2019.

Earnings from Partnership Investments. Earnings from partnership investments were $6,901 for the year ended December 31, 2020 compared to $1,937 for the year ended December 31, 2019. The 2020 earnings reflects an increase in investment appreciation and cash proceeds received as a return on capital. Timing and generation of these returns on capital can vary based on the results and transactions of the underlying partnerships.

Net Realized Gains on Investments.  Net realized gains on investments were $957 for the year ended December 31, 2020 compared to $2,976 for the comparable 2019 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short term investments, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of December 31, 2020

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,821	$—	$44	$—	$1,865
Obligations of states and political subdivisions	214,647	—	7,745	(3)	222,389
Residential mortgage-backed securities (1)	229,910	—	11,701	(14)	241,597
Commercial mortgage-backed securities	115,575	—	10,460	—	126,035
Other asset-backed securities	72,756	—	531	(163)	73,124
Corporate and other securities	555,242	(1,054)	38,415	(960)	591,643
Subtotal, fixed maturity securities	1,189,951	(1,054)	68,896	(1,140)	1,256,653
Short term investments	441	—	—	—	441
Equity securities (2)	168,289	—	38,676	(1,711)	205,254
Other invested assets (4)	45,239	—	—	—	45,239
Totals	$1,403,920	$(1,054)	$107,572	$(2,851)	$1,507,587

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

(3) Our investment portfolio included 270 securities in an unrealized loss position at December 31, 2020.

(4)  Other invested assets are accounted for under the equity method which approximates fair value.

The composition of our fixed income security portfolio by rating was as follows:

	As of December 31, 2020
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$256,683	20.4%
Aaa/Aa	327,775	26.1
A	260,048	20.7
Baa	220,171	17.5
Ba	68,135	5.4
B	93,824	7.5
Caa/Ca	5,067	0.4
Not rated	24,950	2.0
Total	$1,256,653	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of December 31, 2020, our portfolio of fixed maturity investments was principally comprised of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also presents the length of time that they have been in a continuous unrealized loss position of December 31, 2020.

	As of December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	1,047	3	—	—	1,047	3
Residential mortgage-backed securities	8,569	14	9	—	8,578	14
Commercial mortgage-backed securities	—	—	—	—	—	—
Other asset-backed securities	26,959	84	9,004	79	35,963	163
Corporate and other securities	62,882	863	6,774	97	69,656	960
Subtotal, fixed maturity securities	99,457	964	15,787	176	115,244	1,140
Equity securities	10,708	986	2,293	725	13,001	1,711
Total temporarily impaired securities	$110,165	$1,950	$18,080	$901	$128,245	$2,851

For the year ended December 31, 2020, the Company concluded that $1,054 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses and credit loss expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at December 31, 2020 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

During the year ended December 31, 2019, the company recognized $889 of OTTI losses which consisted entirely of credit impairments under the previous accounting guidance in ASC 320, Investments – Debt and Equity Securities.

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

The majority of unrealized losses recorded on the investment portfolio at December 31, 2020 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For information regarding fair value measurements of our investment portfolio, refer to Item 8—Financial Statements and Supplementary Data, Note 16, Fair Value of Financial Instruments, of this Form 10-K.

Net Impairment Losses on Investments. Net impairment losses on investments was $889 for the year ended December 31, 2019.

Credit Loss Expense. Credit loss expense on investments was $1,054 for the year ended December 31, 2020.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income increased by $39, or 0.2%, to $16,872 for the year ended December 31, 2020 from $16,833 for the comparable 2019 period.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the year ended December 31, 2020 decreased by $105,290, or 20.7%, to $404,556 from $509,846 for the comparable 2019 period.

Our GAAP loss ratio for the years ended December 31, 2020 and 2019 were 52.5% and 64.6%, respectively. Our GAAP loss ratio excluding loss adjustment expenses was 43.7% and 56.1% for the years ended December 31, 2020 and 2019, respectively. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2020 was $54,844, compared to $42,049, for the comparable 2019 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the year ended December 31, 2020 increased by $22,346, or 9.2%, to $266,482 from $244,136 for the comparable 2019 period. Our GAAP expense ratio for the year ended December 31, 2020 increased to 34.6% from 31.0% for the comparable 2019 period. The 2020 increase is driven by an increase in contingent commission expense as well as costs associated with various system modernization in our claims, billing and underwriting areas and a reduction in certain expense allowances offered under the Servicing Carrier program that have decreased with the related written premium as noted above.

Interest Expense.  Interest expense was $440 and $90 for the years ended December 31, 2020 and 2019, respectively. The 2020 increase is due to the interest associated with the borrowing from the FHLB as noted within Item 8 – Financial Statements and Supplementary Data, Note 10, Debt, of this Form 10-K. The credit facility commitment fee included in interest expense was $75 for each of the years ended December 31, 2020 and 2019.

Income Tax Expense   Our effective tax rates were 20.9% and 19.5% for the years ended December 31, 2020 and 2019, respectively. The effective rates for the years ended December 31, 2020 and 2019 were lower than the statutory rates primarily due to the effects of tax-exempt investment income.

Net Income. Net income for the year ended December 31, 2020 was $138,211 compared to a net income of $99,601 for the comparable 2019 period.

Non-GAAP Operating Income. Non-GAAP operating income as defined above was $130,033 for the year ended December 31, 2020 compared to $81,004 for the year ended December 31, 2019.

The comparison of results for the year ended December 31, 2019 compared to the year ended December 31, 2018 can be found in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on February 28, 2020.

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

Net cash provided by operating activities was $109,460, $112,456, and $127,691 during the years ended December 31, 2020, 2019, and 2018, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $35,524, $52,964, and $83,004 for the years ended December 31, 2020, 2019, and 2018, respectively, as purchases of fixed maturity and equity securities exceeded proceeds from the sales, paydowns, calls and maturities of fixed maturity and equity securities.

Net cash used for financing activities was $64,574, $52,667, and $48,813 during the years ended December 31, 2020, 2019 and 2018, respectively. Net cash used for financing activities during the year ended December 31, 2020 is comprised of dividend payments to shareholders and share buybacks, partially offset by the proceeds from a $30,000 borrowing from the FHLB-Boston on March 17, 2020. The borrowing is for a term of five years, bearing interest at a rate of 1.42%. Interest is payable monthly, and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance. Net cash used for financing activities during the years ended December 31, 2019 and 2018 is comprised of dividend payments to shareholders.

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

Credit Facility

For information regarding our Credit Facility, please refer to Item 8—Financial Statements and Supplementary Data, Note 10, Debt, of this Form 10-K.

Recent Accounting Pronouncements

For information regarding Recent Accounting Pronouncements, please refer to Item 8—Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies, of this Form 10-K.

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our Insurance Subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2020, the statutory surplus of Safety Insurance was $754,066, and its net income for 2020 was $121,446. As a result, a maximum of $121,446 is available in 2020 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $632,620 at December 31, 2020. During the twelve months ended December 31, 2020, Safety Insurance recorded dividends to Safety of $89,156.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2020 and 2019 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2019	March 1, 2019	March 15, 2019	$0.80	$12,300
May 1, 2019	June 3, 2019	June 14, 2019	$0.80	$12,371
July 31, 2019	September 3, 2019	September 13, 2019	$0.90	$13,854
October 31, 2019	December 2, 2019	December 13, 2019	$0.90	$13,867
February 14, 2020	March 2, 2020	March 16, 2020	$0.90	$13,872
May 6, 2020	June 1, 2020	June 15, 2020	$0.90	$13,836
August 5, 2020	September 1, 2020	September 15, 2020	$0.90	$13,622
November 4, 2020	December 1, 2020	December 15, 2020	$0.90	$13,405

On February 16, 2021, our Board approved and declared a quarterly cash dividend on our common stock of $0.90 per share to be paid on March 15, 2021 to shareholders of record on March 5, 2021. We plan to continue to declare and pay quarterly cash dividends in 2021, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of December 31, 2020, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. At December 31, 2020, the Company had purchased 2,831,168 shares of common stock at a cost $123,834. As of December 31, 2019, the Company had purchased 2,279,570 shares at a cost of $83,835.

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

Contractual Obligations

We have obligations to make future payments under contracts and credit-related financial instruments and commitments. At December 31, 2020, certain long-term aggregate contractual obligations and credit-related commitments are summarized as follows:

	Payments Due by Period
	Within	Two to Three	Four to Five	After
	One Year	Years	Years	Five Years	Total
Loss and LAE reserves	$278,115	$249,736	$34,055	$5,676	$567,581
Operating leases	4,953	8,373	7,736	11,572	32,634
Total contractual obligations	$283,068	$258,109	$41,791	$17,248	$600,215

As of December 31, 2020, the Company had loss and LAE reserves of $567,581, unpaid reinsurance recoverables of $106,311 and net loss and LAE reserves of $461,270. Our loss and LAE reserves are estimates as described in more detail under Critical Accounting Policies and Estimates. The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. Nonetheless, based upon our cumulative claims paid over the last ten years, the Company estimates that its loss and LAE reserves will be paid in the period shown above. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

As part of the Company’s investment activity, we have committed $110,000 to investments in limited partnerships.  The Company has contributed $61,455 to these commitments as of December 31, 2020.  As of December 31, 2020, the remaining committed capital that could be called is $51,112, which includes potential recallable capital distributions.

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

 Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $424,437 to $478,251 as of December 31, 2020 compared to a range of $450,927 to $504,753 as of December 31, 2019. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $461,270 as of December 31, 2020 compared to $488,194 as of December 31, 2019.

 The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2020 and December 31, 2019.

	As of December 31, 2020
Line of Business	Low	Recorded	High
Private passenger automobile	$167,218	$182,494	$184,373
Commercial automobile	93,395	102,313	104,495
Homeowners	97,063	99,724	102,356
All other	66,761	76,739	87,027
Total	$424,437	$461,270	$478,251

	As of December 31, 2019
Line of Business	Low	Recorded	High
Private passenger automobile	$201,107	$212,521	$216,861
Commercial automobile	98,466	108,261	109,831
Homeowners	83,795	89,360	91,426
All other	67,559	78,052	86,635
Total	$450,927	$488,194	$504,753

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31, 2020 and December 31, 2019.

	As of December 31, 2020
Line of Business	Case	IBNR	Total
Private passenger automobile	$211,893	$(29,407)	$182,486
CAR assumed private passenger auto	1	7	8
Commercial automobile	57,008	11,559	68,567
CAR assumed commercial automobile	18,824	14,923	33,747
Homeowners	86,362	3,371	89,733
FAIR Plan assumed homeowners	3,405	6,586	9,991
All other	44,128	32,610	76,738
Total net reserves for losses and LAE	$421,621	$39,649	$461,270

Line of Business	Case	IBNR	Total
Private passenger automobile	$257,448	$(44,934)	$212,514
CAR assumed private passenger auto	1	6	7
Commercial automobile	58,303	12,855	71,158
CAR assumed commercial automobile	19,556	17,547	37,103
Homeowners	74,665	5,069	79,734
FAIR Plan assumed homeowners	3,622	6,004	9,626
All other	46,943	31,109	78,052
Total net reserves for losses and LAE	$460,538	$27,656	$488,194

At December 31, 2020 and 2019, our total IBNR reserves for our private passenger automobile line of business were comprised of $(45,308) and $(66,422) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $15,901 and $21,488 related to our estimation for not yet reported losses, respectively.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 44.2% of our total reserves for CAR assumed commercial automobile business as of December 31, 2020 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 65.9% of our total reserves for FAIR Plan assumed homeowners at December 31, 2020 due to similar reporting delays in the information we receive from FAIR Plan.

The following tables present information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of December 31, 2020 and 2019.

	As of December 31, 2020
Line of Business	Retained	Assumed	Net
Private passenger automobile	$182,486
CAR assumed private passenger automobile		$8
Net private passenger automobile			$182,494
Commercial automobile	68,567
CAR assumed commercial automobile		33,747
Net commercial automobile			102,314
Homeowners	89,733
FAIR Plan assumed homeowners		9,991
Net homeowners			99,724
All other	76,738	—	76,738
Total net reserves for losses and LAE	$417,524	$43,746	$461,270

	As of December 31, 2019
Line of Business	Retained	Assumed	Net
Private passenger automobile	$212,514
CAR assumed private passenger automobile		$7
Net private passenger automobile			$212,521
Commercial automobile	71,158
CAR assumed commercial automobile		37,103
Net commercial automobile			108,261
Homeowners	79,734
FAIR Plan assumed homeowners		9,626
Net homeowners			89,360
All other	78,052	-	78,052
Total net reserves for losses and LAE	$441,458	$46,736	$488,194

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the twelve months ended

December 31, 2020, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $7,710. Each 1 percentage-point change in the loss and loss expense ratio would have had a $6,090 effect on net income, or $0.40 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the twelve months ended December 31, 2020. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(3,650)	$(1,825)	$—
Estimated increase in net income	2,884	1,442	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,825)	—	1,825
Estimated increase (decrease) in net income	1,442	—	(1,442)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,825	3,650
Estimated decrease in net income	—	(1,442)	(2,884)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,371)	(686)	—
Estimated increase in net income	1,083	542	—
No Change in Severity
Estimated (decrease) increase in reserves	(686)	—	686
Estimated increase (decrease) in net income	542	—	(542)
+1 Percent Change in Severity
Estimated increase in reserves	—	686	1,371
Estimated decrease in net income	—	(542)	(1,083)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,795)	(897)	—
Estimated increase in net income	1,418	709	—
No Change in Severity
Estimated (decrease) increase in reserves	(897)	—	897
Estimated increase (decrease) in net income	709	—	(709)
+1 Percent Change in Severity
Estimated increase in reserves	—	897	1,795
Estimated decrease in net income	—	(709)	(1,418)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,535)	(767)	—
Estimated increase in net income	1,213	606	—
No Change in Severity
Estimated (decrease) increase in reserves	(767)	—	767
Estimated increase (decrease) in net income	606	—	(606)
+1 Percent Change in Severity
Estimated increase in reserves	—	767	1,535
Estimated decrease in net income	—	(606)	(1,213)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2020. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$—	$—
Estimated increase (decrease) in net income	—	—
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(337)	337
Estimated increase (decrease) in net income	266	(266)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(100)	100
Estimated increase (decrease) in net income	79	(79)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $54,844, $42,049 and $56,488 during the years ended December 31, 2020, 2019, and 2018, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2020, 2019 and 2018, respectively. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Year Ended December 31,
Accident Year	2020	2019	2018
2010 & prior	$(472)	$(1,158)	$(5,423)
2011	(698)	(1,222)	(3,567)
2012	(1,553)	(1,359)	(4,714)
2013	(822)	(2,689)	(5,154)
2014	(452)	(4,525)	(7,123)
2015	(3,265)	(3,557)	(4,070)
2016	(5,496)	(4,531)	(13,130)
2017	(10,726)	(15,119)	(13,307)
2018	(16,697)	(7,889)	—
2019	(14,663)	—	—
All prior years	$(54,844)	$(42,049)	$(56,488)

At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $54,844, $42,049, and $56,488 for the years ended 2020, 2019, and 2018, respectively. The decreases in prior year reserves in 2020 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $26,902 in our retained automobile reserves and $21,717 in our retained other than auto and homeowner’s reserves. The decreases in prior year reserves in 2019 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $25,623 in our retained automobile reserves and $14,182 in our retained other than auto and homeowner reserves. The decrease in prior year reserves during 2018 is primarily composed of reductions of $36,266 in our retained automobile reserves and $18,947 in our retained homeowners reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2020.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2010 & prior	$(132)	$(172)	$(10)	$(158)	$(472)
2011	(113)	(100)	2	(487)	(698)
2012	31	(74)	(244)	(1,266)	(1,553)
2013	6	23	(9)	(842)	(822)
2014	(26)	(242)	(3)	(181)	(452)
2015	(1,927)	90	(370)	(1,058)	(3,265)
2016	(3,676)	(357)	(1,604)	141	(5,496)
2017	(4,902)	(1,988)	(2,701)	(1,135)	(10,726)
2018	(7,077)	(2,720)	(4,699)	(2,201)	(16,697)
2019	(4,713)	(4,038)	(5,184)	(728)	(14,663)
All prior years	$(22,529)	$(9,578)	$(14,822)	$(7,915)	$(54,844)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the year ended December 31, 2020 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2010 & prior	$(132)	$(149)	$(10)	$(158)	$(449)
2011	(113)	(1)	2	(487)	(599)
2012	31	(2)	(244)	(1,266)	(1,481)
2013	6	97	(9)	(842)	(748)
2014	(26)	(173)	2	(181)	(378)
2015	(1,927)	273	(260)	(1,058)	(2,972)
2016	(3,676)	18	(1,482)	141	(4,999)
2017	(4,902)	(1,054)	(2,642)	(1,135)	(9,733)
2018	(7,077)	(1,752)	(4,492)	(2,201)	(15,522)
2019	(4,713)	(1,630)	(4,667)	(728)	(11,738)
All prior years	$(22,529)	$(4,373)	$(13,802)	$(7,915)	$(48,619)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the year ended December 31, 2020.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2010 & prior	$—	$(23)	$—	$(23)
2011	—	(99)	—	(99)
2012	—	(72)	—	(72)
2013	—	(74)	—	(74)
2014	—	(69)	(5)	(74)
2015	—	(183)	(110)	(293)
2016	—	(375)	(122)	(497)
2017	—	(934)	(59)	(993)
2018	—	(968)	(207)	(1,175)
2019	—	(2,408)	(517)	(2,925)
All prior years	$—	$(5,205)	$(1,020)	$(6,225)

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

Investment Impairments

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

For further information, see “Results of Operations: Net Impairment Losses on Investments.”

Forward-Looking Statements

 Forward-looking statements might include one or more of the following, among others:

●	Projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;
●	Descriptions of plans or objectives of management for future operations, products or services;
●	Forecasts of future economic performance, liquidity, need for funding and income;
●	The impact of COVID-19 and related economic conditions, including the Company's assessment of the vulnerability of certain categories of investments due to the economic disruptions associated with COVID-19;
●	Legal and regulatory commentary;
●	Descriptions of assumptions underlying or relating to any of the foregoing; and
●	Future performance of credit markets.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of December 31, 2020
Estimated fair value	$1,298,384	$1,256,653	$1,216,947
Estimated increase (decrease) in fair value	$41,731	$—	$(39,706)

As of December 31, 2019
Estimated fair value	$1,268,376	$1,228,040	$1,181,724
Estimated increase (decrease) in fair value	$40,336	$—	$46,316

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At December 31, 2020, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2020, assuming that all of such debt is outstanding for the entire year.

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

SAFETY INSURANCE GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety Insurance Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Safety Insurance Group, Inc. and its subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Loss and Loss Adjustment Expense Reserves

As described in Notes 2 and 12 to the consolidated financial statements, the Company’s net liabilities for losses and loss adjustment expenses include case basis estimates for open claims reported prior to year-end and estimates of unreported claims and claim adjustment expenses, net of salvage and subrogation. The Company’s net loss and loss adjustment expense reserve liability of approximately $461 million as of December 31, 2020 is calculated by management using various actuarial techniques which consider historical data and estimate the impact of various loss development factors, such as the Company’s historical loss experience and that of the industry, trends in claims frequency and severity, the Company’s mix of business, the Company’s claims processing procedures, legislative enhancements, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. As disclosed by management, these actuarial techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting the Company’s ultimate losses, total reserves and resulting incurred but not reported (IBNR) reserves.

The principal considerations for our determination that performing procedures relating to the valuation of loss and loss adjustment expense reserves is a critical audit matter are the significant judgment by management when developing their estimate, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the various actuarial techniques, which included significant assumptions related to loss development factors. Also, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of loss and loss adjustment expense reserves, including controls over the various actuarial techniques and development of significant assumptions related to loss development factors. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the loss and loss adjustment expense reserves, by line of business, on a test basis, and comparison of this independent estimate to management’s actuarial determined reserves. Developing the independent estimate involved testing the completeness and accuracy of data provided by management and evaluating management’s assumptions related to loss development factors, and independently developing the loss development factors. For certain lines of business, procedures also included, among others, testing the completeness and accuracy of data provided by management and the involvement of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of management’s actuarial techniques and evaluating the reasonableness of assumptions related to loss development factors used in those techniques.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2021

We have served as the Company’s auditor since 1983.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,	December 31,
	2020	2019

Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,189,951 and $1,192,357, allowance for expected credit losses of $1,054 at December 31, 2020)	$1,256,653	$1,228,040
Short term investments, at fair value (cost: $441 and $0)	441	—
Equity securities, at fair value (cost: $168,289 and $151,121)	205,254	177,637
Other invested assets	45,239	37,278
Total investments	1,507,587	1,442,955
Cash and cash equivalents	53,769	44,407
Accounts receivable, net of allowance for expected credit losses of $1,754 at December 31, 2020	179,147	193,369
Receivable for securities sold	1,311	1,784
Accrued investment income	8,045	8,404
Taxes recoverable	279	1,003
Receivable from reinsurers related to paid loss and loss adjustment expenses	13,432	11,319
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	106,311	122,372
Ceded unearned premiums	22,406	35,182
Deferred policy acquisition costs	74,962	74,287
Equity and deposits in pools	30,429	29,791
Operating lease right-of-use-assets	31,000	33,998
Other assets	25,595	23,798
Total assets	$2,054,273	$2,022,669

Liabilities
Loss and loss adjustment expense reserves	$567,581	$610,566
Unearned premium reserves	421,901	442,219
Accounts payable and accrued liabilities	79,486	75,016
Payable for securities purchased	7,144	6,377
Payable to reinsurers	8,236	12,911
Deferred income taxes	17,611	5,717
Debt	30,000	—
Operating lease liabilities	31,000	33,998
Other liabilities	6,635	27,459
Total liabilities	1,169,594	1,214,263

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,724,866 and 17,662,779 shares issued	178	177
Additional paid-in capital	209,779	202,321
Accumulated other comprehensive income, net of taxes	53,527	28,190
Retained earnings	745,029	661,553
Treasury stock, at cost: 2,831,168 and 2,279,570 shares	(123,834)	(83,835)
Total shareholders’ equity	884,679	808,406
Total liabilities and shareholders’ equity	$2,054,273	$2,022,669

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018

Net earned premiums	$771,078	$788,777	$781,587
Net investment income	41,045	46,665	43,788
Earnings from partnership investments	6,901	1,937	6,915
Net realized gains on investments	957	2,976	3,226
Change in unrealized gains on equity investments	10,449	21,454	(16,324)
Net impairment losses on investments (a)	—	(889)	(228)
Credit loss expense	(1,054)	—	—
Finance and other service income	16,872	16,833	17,533
Total revenue	846,248	877,753	836,497

Losses and loss adjustment expenses	404,556	509,846	485,513
Underwriting, operating and related expenses	266,482	244,136	246,643
Interest expense	440	90	90
Total expenses	671,478	754,072	732,246

Income before income taxes	174,770	123,681	104,251
Income tax expense	36,559	24,080	21,056
Net income	$138,211	$99,601	$83,195

Earnings per weighted average common share:
Basic	$9.25	$6.52	$5.48
Diluted	$9.18	$6.46	$5.43

Cash dividends paid per common share	$3.60	$3.40	$3.20

Number of shares used in computing earnings per share:
Basic	15,002,755	15,201,132	15,080,269
Diluted	15,119,027	15,337,807	15,229,898

(a)	No portion of the other-than-temporary impairments recognized in the period indicated were included in Other Comprehensive Income.

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$138,211	$99,601	$83,195

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period, net of income tax expense (benefit) of $6,936, $10,964, and ($5,387).	26,093	41,247	(20,267)
Reclassification adjustment for net realized gains on investments included in net income, net of income tax expense of ($201), ($625), and ($678).	(756)	(2,351)	(2,549)
Other comprehensive income (loss), net of tax:	25,337	38,896	(22,816)

Comprehensive income	$163,548	$138,497	$60,379

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2017	$175	$189,714	$24,269	$570,693	$(83,835)	$701,016
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018.	—	—	(16,895)	16,895	—	—
Reclassification of certain tax effects from accumulated other comprehensive (loss) income at January 1, 2018.	—	—	4,736	(4,736)	—	—
Net income				83,195		83,195
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(22,816)	—	—	(22,816)
Restricted share awards issued	1	375	—	—	—	376
Recognition of employee share-based compensation	—	6,203	—	—	—	6,203
Dividends paid and accrued	—	—	—	(49,330)	—	(49,330)
Balance at December 31, 2018	176	196,292	(10,706)	616,717	(83,835)	718,644
Cumulative effect of adoption of updated accounting guidance for callable debt securities at January 1, 2019, net of taxes	—	—	—	(2,373)	—	(2,373)
Net income				99,601		99,601
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	38,896	—	—	38,896
Restricted share awards issued	1	462	—	—	—	463
Recognition of employee share-based compensation	—	5,567	—	—	—	5,567
Dividends paid and accrued	—	—	—	(52,392)	—	(52,392)
Balance at December 31, 2019	177	202,321	28,190	661,553	(83,835)	808,406
Net income	—	—	—	138,211	—	138,211
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	25,337	—	—	25,337
Restricted share awards issued	1	528	—	—	—	529
Recognition of employee share-based compensation	—	6,930	—	—	—	6,930
Dividends paid and accrued	—	—	—	(54,735)	—	(54,735)
Acquisition of treasury stock					(39,999)	(39,999)
Balance at December 31, 2020	$178	$209,779	$53,527	$745,029	$(123,834)	$884,679

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$138,211	$99,601	$83,195
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	6,541	4,922	5,273
Fixed Asset depreciation, net	7,527	5,485	5,467
Stock based compensation	7,459	6,030	6,579
Provision (credit) for deferred income taxes	5,159	4,757	(5,600)
Net realized gains on investments	(957)	(2,976)	(3,226)
Net impairment losses on investments	—	889	228
Credit loss expense	1,054	—	—
Earnings from partnership investments	(1,932)	(904)	(650)
Change in net unrealized gains on equity investments	(10,449)	(21,454)	16,324
Changes in assets and liabilities:
Accounts receivable	14,222	(3,307)	587
Accrued investment income	359	16	456
Receivable from reinsurers	13,948	(11,602)	(14,228)
Ceded unearned premiums	12,776	(1,208)	(1,799)
Deferred policy acquisition costs	(675)	(932)	(1,153)
Taxes recoverable	724	(1,003)	908
Other assets	(15)	(1,864)	2,565
Loss and loss adjustment expense reserves	(42,985)	25,847	10,665
Unearned premium reserves	(20,318)	6,839	7,123
Taxes payable	—	(6,090)	6,090
Accounts payable and accrued liabilities	4,310	3,395	10,678
Payable to reinsurers	(4,675)	691	(1,581)
Other liabilities	(20,824)	5,324	(210)
Net cash provided by operating activities	109,460	112,456	127,691

Cash flows from investing activities:
Fixed maturities purchased	(217,269)	(219,875)	(304,654)
Short term investments purchased	(441)	—	—
Equity securities purchased	(49,326)	(28,586)	(66,832)
Other invested assets purchased	(11,868)	(14,794)	(6,648)
Proceeds from sales and paydowns of fixed maturities	126,555	135,119	217,221
Proceeds from maturities, redemptions, and calls of fixed maturities	86,390	58,676	63,628
Proceed from sales of equity securities	34,542	23,966	18,654
Proceeds from other invested assets redeemed	5,839	2,124	6,810
Fixed assets purchased	(9,946)	(9,594)	(11,183)
Net cash used for investing activities	(35,524)	(52,964)	(83,004)

Cash flows from financing activities:
Proceeds from FHLB loan	30,000	—	—
Dividends paid to shareholders	(54,575)	(52,667)	(48,813)
Acquisition of treasury stock	(39,999)	—	—
Net cash used for financing activities	(64,574)	(52,667)	(48,813)

Net increase (decrease) in cash and cash equivalents	9,362	6,825	(4,126)
Cash and cash equivalents at beginning of year	44,407	37,582	41,708
Cash and cash equivalents at end of period	$53,769	$44,407	$37,582

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$31,080	$26,780	$20,115
Interest	$388	$75	$75

The accompanying notes are an integral part of these financial statements.

1.	Basis of Presentation

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, Safety Northeast Insurance Company, Safety Asset Management Corporation (“SAMC”), and Safety Management Corporation, which is SAMC’s holding company. All intercompany transactions have been eliminated.

The Company was incorporated on June 25, 2001 in the State of Delaware. On October 16, 2001, the Company acquired all of the issued and outstanding common stock of Thomas Black Corporation (“TBC”) and its property and casualty subsidiaries. TBC subsequently merged with and into Safety Insurance Group, Inc. with Safety Insurance Group, Inc. being the corporation surviving the merger.

The Company is a leading provider of property and casualty insurance focused primarily on the Massachusetts market. The Company’s principal product line is private passenger automobile insurance, which accounted for 54.9% of its direct written premiums in 2020. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, and Safety Northeast Insurance Company (together referred to as the “Insurance Subsidiaries”).

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

2.	Summary of Significant Accounting Policies

Investments

Investments in fixed maturities, which include taxable and non-taxable bonds and redeemable preferred stocks, are reported at fair value. Fair values for fixed maturity securities are based on estimates obtained from independent pricing services. Unrealized gains or losses on fixed maturity securities reported at fair value are excluded from earnings and reported in a separate component of shareholder’s equity known as “accumulated other comprenehsive income., net of taxes” until realized. For fixed maturities that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component as credit loss expense. The impairment related to all other factors (non-credit factors) is reported in accumulated other comprehensive income. The allowance is adjusted for any additional credit losses and subsequent recoveries. Upon recognizing a credit loss, the cost basis is not adjusted. See Note 3 for further details of the Company’s accounting for impairments of available-for-sale investments.

Short-term investments, which consist of securities with original maturities greater than three months but less than one year, are reported at fair value.

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

Other invested assets consist of investments in limited partnerships. The partnership interest is accounted for using the equity method of accounting and recorded in earnings from partnership investments. The carrying value of these investments are written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, generally on a three month lag.

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

Accounts Receivable

Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2020 and 2019, these allowances were $1,754 and $578, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

Amounts that vary with and are primarily related to the successful acquisition of a new or renewal insurance contract, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policy. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is not taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $146,955, $147,945 and $146,601 were charged to underwriting, operating and other expenses for the years ended 2020, 2019 and 2018, respectively.

Equity and Deposits in Pools

Equity and deposits in pools represents the net receivable amounts from the residual market mechanisms, Commonwealth Automobile Reinsurers (“CAR”) for automobile and Massachusetts Property Insurance Underwriting Association (“FAIR Plan”) for homeowners insurance in Massachusetts. See Note 11 for a discussion of the Company’s accounting for amounts assumed from residual markets.

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

Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $10,441 and $14,628 at December 31, 2020 and 2019, respectively.

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

Advertising Costs

Advertising costs are charged to expense when they are incurred. Total advertising costs were $2,311, $2,182 and $2,500 for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Years Ended December 31,
	2020	2019	2018
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$138,211	$99,601	$83,195
Allocation of income for participating shares	636	(523)	(496)
Net income from continuing operations attributed to common shareholders	$138,847	$99,078	$82,699
Earnings per share denominator - basis and diluted
Total weighted average common shares outstanding, including participating shares	15,071,955	15,281,363	15,170,754
Less: weighted average participating shares	(69,200)	(80,231)	(90,485)
Basic earnings per share denominator	15,002,755	15,201,132	15,080,269
Common equivalent shares- non-vested performance stock grants	116,272	136,675	149,629
Diluted earnings per share denominator	15,119,027	15,337,807	15,229,898

Basic earnings per share	$9.25	$6.52	$5.48
Diluted earnings per share	$9.18	$6.46	$5.43

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$9.25	$6.52	$5.48
Dividends declared	(3.60)	(3.40)	(3.20)
Undistributed earnings	$5.65	$3.12	$2.28

Net income from continuing operations attributable to common shareholders -Diluted	$9.18	$6.46	$5.43
Dividends declared	(3.60)	(3.40)	(3.20)
Undistributed earnings	$5.58	$3.06	$2.23

Diluted EPS excludes non vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive non-vested performance stock grants for the years ended December 31, 2020 and 2019.

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

See Note 7 for further information regarding share-based compensation.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements under ASC 820. The Company’s adoption of ASU 2018-13 on January 1, 2020 did not have an impact on the fair value disclosures included in Note 15 – Fair Value of Financial Instruments.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard was effective for fiscal years beginning after December 15, 2018. In 2018, the FASB issued two additional updates, ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, both of which have the same effective date and transition requirements as ASU 2016-02. ASU 2018-10 makes sixteen technical corrections to alleviate unintended consequences from applying the new standard and does not make any substantive changes to the core provisions or principals of the new standard. ASU 2019-11 creates an additional transition method which allows companies to elect to not adjust their comparative period financial information and disclosures for the effects of the new lease standard and also creates a practical expedient for lessors to not separate lease and non-lease components. The Company adopted ASU 2016-02, ASU 2018-10 and ASU 2018-11 effective January 1, 2019 (“the application date”) using the required modified retrospective transition approach. In accordance with the guidance, the Company has elected not to adjust comparative periods. As such, Accounting Standards Codification (“ASC”) 842 will be applied to each lease that had commenced as of the application date with a cumulative effect adjustment as of that date. As of January 1, 2019, a right of use asset and lease liability of $35,984 were recorded in the Consolidated Balance Sheets. All periods prior to the application date presented in the financial statements will not change and the guidance in ASC 840, Leases, will apply. There was no impact on retained earnings or other components of equity in the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019.

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

	As of December 31, 2020

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,821	$—	$44	$—	$1,865
Obligations of states and political subdivisions	214,647	—	7,745	(3)	222,389
Residential mortgage-backed securities (1)	229,910	—	11,701	(14)	241,597
Commercial mortgage-backed securities	115,575	—	10,460	—	126,035
Other asset-backed securities	72,756	—	531	(163)	73,124
Corporate and other securities	555,242	(1,054)	38,415	(960)	591,643
Subtotal, fixed maturity securities	1,189,951	(1,054)	68,896	(1,140)	1,256,653
Short term investments	441	—	—	—	441
Equity securities (2)	168,289	—	38,676	(1,711)	205,254
Other invested assets (4)	45,239	—	—	—	45,239
Totals	$1,403,920	$(1,054)	$107,572	$(2,851)	$1,507,587

	As of December 31, 2019

	Cost or	Gross Unrealized		Estimated
	Amortized			Fair
	Cost	Gains	Losses (3)	Value
U.S. Treasury securities	$1,504	$8	$—	$1,512
Obligations of states and political subdivisions	241,597	9,799	—	251,396
Residential mortgage-backed securities (1)	301,503	6,608	(909)	307,202
Commercial mortgage-backed securities	106,902	3,233	(397)	109,738
Other asset-backed securities	36,068	218	(64)	36,222
Corporate and other securities	504,783	18,455	(1,268)	521,970
Subtotal, fixed maturity securities	1,192,357	38,321	(2,638)	1,228,040
Equity securities (2)	151,121	27,879	(1,363)	177,637
Other invested assets (4)	37,278	—	—	37,278
Totals	$1,380,756	$66,200	$(4,001)	$1,442,955
(1)	Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 270 and 229 securities in an unrealized loss position at December 31, 2020 and December 31, 2019, respectively.
(4)	Other invested assets are accounted for under the equity method which approximates fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2020
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$107,247	$108,572
Due after one year through five years	258,167	271,140
Due after five years through ten years	329,045	353,369
Due after ten years through twenty years	75,585	80,657
Due after twenty years	1,666	2,159
Asset-backed securities	418,241	440,756
Totals	$1,189,951	$1,256,653

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Years Ended December 31,
	2020	2019	2018
Gross realized gains
Fixed maturity securities	$1,645	$1,294	$1,022
Equity securities	6,864	4,536	5,129
Gross realized losses
Fixed maturity securities	(2,166)	(1,805)	(1,878)
Equity securities	(5,386)	(1,049)	(1,047)
Net realized gains on investments	$957	$2,976	$3,226

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

The following tables as of December 31, 2020 and 2019 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	1,047	3	—	—	1,047	3
Residential mortgage-backed securities	8,569	14	9	—	8,578	14
Commercial mortgage-backed securities	—	—	—	—	—	—
Other asset-backed securities	26,959	84	9,004	79	35,963	163
Corporate and other securities	62,882	863	6,774	97	69,656	960
Subtotal, fixed maturity securities	99,457	964	15,787	176	115,244	1,140
Equity securities	10,708	986	2,293	725	13,001	1,711
Total temporarily impaired securities	$110,165	$1,950	$18,080	$901	$128,245	$2,851

	As of December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Residential mortgage-backed securities	61,933	409	31,655	500	93,588	909
Commercial mortgage-backed securities	36,398	397	866	—	37,264	397
Other asset-backed securities	21,281	64	462	—	21,743	64
Corporate and other securities	26,386	481	13,718	787	40,104	1,268
Subtotal, fixed maturity securities	145,998	1,351	46,701	1,287	192,699	2,638
Equity securities	8,849	391	14,143	972	22,992	1,363
Total temporarily impaired securities	$154,847	$1,742	$60,844	$2,259	$215,691	$4,001

At December 31, 2020, U.S. Government residential mortgage backed securities with a fair value of $37,467 are pledged as collateral for a borrowing with the Federal Home Loan Bank of Boston (“FHLB-Boston”) as described in Note 10 – Debt. These securities are included in fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

For the year ended December 31, 2020, the Company concluded that $1,054 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses and credit loss expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at December 31, 2020 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

During the year ended December 31, 2019, the company recognized $889 of other-than-temporarily-impairmnte (“OTTI”) losses which consisted entirely of credit impairments under the previous accounting guidance in ASC 320, Investments – Debt and Equity Securities.

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

Year Ended December 31, 2020

Corporate and other
securities
Balance January 1, 2020	$—
Credit losses on securities with no previously recorded credit losses	1,054
Net increases (decreases) in allowance on previously impaired securities	—
Reduction due to sales	—
Writeoffs charged against allowance	—
Recoveries of amounts previously written off	—
Balance December 31, 2020	$1,054

Net Investment Income

The components of net investment income were as follows for the periods indicated.

	Years Ended December 31,
	2020	2019	2018
Interest on fixed maturity securities	$37,727	$42,892	$40,988
Dividends on equity securities	5,044	5,268	4,500
Equity in earnings of other invested assets	1,378	1,552	1,182
Interest on other assets	27	32	62
Total Investment Income	44,176	49,744	46,732
Investment expenses	3,131	3,079	2,944
Net investment income	$41,045	$46,665	$43,788

4.Allowance for Expected Credit Losses

Beginning on January 1, 2020, credit losses are recognized through an allowance account. See Note 2 – Recent Accounting Pronouncements for additional information and Note 3 – Investments for information about the allowance for expected credit losses on AFS debt securities.

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, at December 31, 2020 and January 1, 2020, and changes in the allowance for expected credit losses for the year ended December 31, 2020.

	At and For the
	Year Ended December 31, 2020
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$193,369	$578
Current period change for expected credit losses		3,294
Writeoffs of uncollectable accounts receivable		(2,118)
Balance, end of period	$179,147	$1,754

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program and the Taxi/Limo Program, which represents 98% of the total reinsurance recoverable on paid and unpaid losses at December 31, 2020. The remaining 2% of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of December 31, 2020, all reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at December 31, 2020.

5.	Equipment and Leasehold Improvements

The carrying value of equipment and leasehold improvements by classification was as follows for the periods indicated.

	As of December 31,
	2020	2019
Software	$50,988	$42,516
Computer equipment	13,734	12,412
Leasehold improvements	8,264	8,264
Other equipment	3,132	3,132
Furniture and fixtures	4,286	4,134
Total cost	80,404	70,458
Less accumulated depreciation and amortization	58,293	50,447
Equipment and leasehold improvements, net	$22,111	$20,011

Depreciation and amortization expense for the years ended December 31, 2020, 2019, and 2018 was $7,526, $5,166, and $5,464, respectively.

6.	Employee Benefit Plan

The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the “Retirement Plan”). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan and is allowed to contribute on a pre-tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant’s base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $3,388, $3,365, and $3,302 for the years ended December 31, 2020, 2019, and 2018, respectively.

7.	Share-Based Compensation

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At December 31, 2020, there were 234,170 shares available for future grant.

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

All of the Company’s restricted stock awards are issued as incentive compensation and are equity classified.

The following table summarizes restricted stock activity under the Incentive Plan assuming a target payout for the performance-based shares.

	Years Ended December 31,
	2020		2019		2018
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	78,202	$79.09	89,135	$68.70	93,086	$63.13
Granted	34,799	90.10	33,778	92.52	39,451	75.05
Vested and unrestricted	(43,757)	78.10	(44,085)	68.41	(43,276)	62.46
Forfeited	(2,694)	87.70	(626)	75.50	(126)	70.63
Outstanding at end of period	66,550	$85.16	78,202	$79.09	89,135	$68.70

	Years Ended December 31,
	2020		2019		2018
	Performance-based	Weighted	Performance-based	Weighted	Performance-based	Weighted
	Shares Under	Average	Shares Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	84,105	$79.34	105,170	$66.79	105,660	$62.75
Granted (1)	36,649	84.68	63,447	69.61	31,832	75.14
Vested and unrestricted	(42,123)	73.55	(84,512)	56.42	(27,801)	61.50
Forfeited	(6,667)	84.86	—	-	(4,521)	62.41
Outstanding at end of period	71,964	$84.94	84,105	$79.34	105,170	$66.79

(1) Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives.

As of December 31, 2020, there was $6,691 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.5 years. The total fair value of the shares that were vested and unrestricted during the years ended December 31, 2020, 2019, and 2018 was $6,516, $7,784 and $4,413, respectively. For the years ended December 31, 2020, 2019, and 2018, the Company recorded compensation expense related to awards under the Incentive Plan of $5,893, $4,764, and $5,197, net of income tax benefit of $1,566, $1,266, and $1,382, respectively.

8.	Commitments and Contingencies

Commitments

As part of the Company’s investment activity, we have committed $110,000 to investments in limited partnerships. The Company has contributed $61,455 to these commitments as of December 31, 2020.  As of December 31, 2020, the remaining committed capital that could be called is $51,112, which includes potential recallable capital distributions.

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

The Company has been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our business owner policies serve eligible small and medium sized commercial accounts including but not limited to apartments and condominiums; mercantile establishments; limited cooking restaurants; offices; and special trade contractors. The majority of these business owner policies do not contain a specific exclusion for viruses. However, as viruses do not produce direct physical damage or loss to property, our position is that no coverage exists for this peril. As a result, the Company accrued a reserve of $6,500 for legal defense costs during the year ended December 31, 2020.

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

9. Leases

The Company has various non-cancelable, long-term operating leases, the largest of which are for office space including the corporate headquarters, VIP claims centers and law offices. Other operating leases consist of auto leases and various office equipment. The Company has no finance leases. Our leases have remaining lease terms of one year to eight years, some of which include options to extend the leases for up to five years.

Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense for our office space, law offices and VIP claims centers was $3,477, $4,573 and $3,531 for the years ended December 31, 2020, 2019, and 2018, respectively. All leases expire prior to 2029. The Company expects that in the normal course of business, leases that expire will be renewed.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Year Ended December 31,
	2020	2019
Operating lease cost	$4,591	4,645

Other information related to leases was as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,073	$5,082
Weighted average remaining lease term
Operating leases	7.57 Years	8.42 Years
Weighted average discount rate
Operating leases	2.33%	2.39%

Maturities of lease liabilities were as follows:

Operating Leases
2021	$4,953
2022	4,401
2023	3,972
2024	3,901
2025	3,835
Thereafter	11,572
Total lease payments	32,634
Less imputed interest	(1,634)
Total	$31,000

10.	Debt

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of December 31, 2020, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at December 31, 2020 or 2019. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at December 31, 2020 and 2019.

The Company is a member of the Federal Home Loan Bank of Boston (“FHLB-Boston”). Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities. At December 31, 2020, the Company has the ability to borrow approximately $235,436 using eligible invested assets that would be used as collateral.

On March 17, 2020, the Company borrowed $30,000 from the FHLB-Boston for a term of five-years, bearing interest at a rate of 1.42%. Interest is payable monthly and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance with a minor penalty for prepayment. The loan is fully collateralized by specific U.S. Government residential mortgage backed securities with a fair value of $37,467. The Company had no amounts outstanding from the FHLB-Boston at December 31, 2019.

Interest expense on the FHLB-Boston borrowing was $439 for the year ended December 31, 2020. There was no interest expense for the year ended December 31, 2019.

11.	Reinsurance

The Company cedes insurance to CAR and to other reinsurers. The Company has various excess of loss and quota share agreements that qualify as reinsurance treaties and are designed to protect against large or unusual loss and LAE activity. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

The Company is subject to concentration of credit risk with respect to reinsurance ceded. At December 31, 2020, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $117,681 and ceded unearned premiums of $20,589 were associated with CAR. At December 31, 2019, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $130,005 and ceded unearned premiums of $33,587 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company’s participation in CAR resulted in assumed net losses of $3,480, $3,595 and $5,362 for the years ended December 31, 2020, 2019 and 2018, respectively.

CAR has been, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement has applied to the Company.

The effect of assumed and ceded premiums on net written and earned premiums and losses and LAE incurred is as follows.

	Years Ended December 31,
	2020	2019	2018
Written Premiums
Direct	$798,712	$852,404	$843,675
Assumed	26,316	32,391	32,403
Ceded	(61,491)	(90,386)	(89,166)
Net written premiums	$763,537	$794,409	$786,912

Earned Premiums
Direct	$815,981	$845,102	$836,759
Assumed	29,365	32,853	32,196
Ceded	(74,268)	(89,178)	(87,368)
Net earned premiums	$771,078	$788,777	$781,587

Loss and LAE
Direct	$428,018	$562,192	$538,569
Assumed	18,595	28,529	28,815
Ceded	(42,057)	(80,875)	(81,871)
Net loss and LAE	$404,556	$509,846	$485,513

12.	Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Year Ended December 31,
	2020	2019	2018
Reserves for losses and LAE at beginning of year	$610,566	$584,719	$574,054
Less receivable from reinsurers related to unpaid losses and LAE	(122,372)	(108,398)	(83,085)
Net reserves for losses and LAE at beginning of year	488,194	476,321	490,969
Incurred losses and LAE, related to:
Current year	459,400	551,895	542,001
Prior years	(54,844)	(42,049)	(56,488)
Total incurred losses and LAE	404,556	509,846	485,513
Paid losses and LAE related to:
Current year	277,754	333,377	340,927
Prior years	153,726	164,596	159,234
Total paid losses and LAE	431,480	497,973	500,161
Net reserves for losses and LAE at end of period	461,270	488,194	476,321
Plus receivable from reinsurers related to unpaid losses and LAE	106,311	122,372	108,398
Reserves for losses and LAE at end of period	$567,581	$610,566	$584,719

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $54,844, $42,049, and $56,488, for the years ended December 31, 2020, 2019, and 2018, respectively, and resulted from re-estimations of prior years’ ultimate loss and LAE liabilities. The decrease in prior year reserves during 2020 was primarily composed of reductions of $26,902 in the Company’s retained automobile and $21,717 in the Company’s retained other than auto and homeowners reserves. The decrease in prior year reserves during 2019 was primarily composed of reductions of $25,623 in the Company’s retained automobile and $14,182 in the Company’s retained other than auto and homeowners reserves. The decrease in prior year reserves during 2018 was primarily composed of reductions of $36,266 in the Company’s retained automobile and $18,947 in the Company’s retained homeowners reserves.

The Company’s private passenger automobile line of business prior year reserves decreased during the years ended December 31, 2020, 2019 and 2018 primarily due to improved retained private passenger results. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

The following is information about incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our three largest lines of business. The cumulative number of reported claims include claims closed with payment, claims closed without payment and all open claims. It does not include anticipated IBNR claims. For the Private Passenger Automobile and Commercial Automobile lines of business, claim count is defined on a claimant basis where several claim counts may arise from a single auto accident. For Homeowners and all other lines of business, claim count is defined on an accident basis.

The information about incurred claims and allocated claim adjustment expense, net of reserves and paid ultimate claims development for the years ended December 31, 2011 to 2019 is presented as required supplementary information.

Private Passenger Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2020
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$ 176,727	$ 176,906	$ 176,906	$ 175,209	$ 172,957	$ 171,852	$ 170,732	$ 168,671	$ 168,625	$ 168,545	$ -	56,124
2012		175,262	175,189	174,856	170,379	167,831	166,008	163,350	162,448	162,520	(7)	53,273
2013			183,367	183,517	183,264	181,492	179,167	176,713	175,684	175,718	(194)	54,248
2014				187,305	187,104	186,798	183,119	181,312	179,251	179,267	(1,388)	52,787
2015					190,036	190,236	188,317	184,477	181,299	179,451	(698)	52,978
2016						192,912	192,318	185,009	180,486	177,009	(2,481)	49,380
2017							185,673	184,429	182,068	177,941	(4,569)	46,237
2018								176,411	175,222	170,447	(10,576)	42,997
2019									176,171	174,439	(8,860)	40,287
2020										130,335	3,290	24,467
									Total	$ 1,695,672

Private Passenger Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$ 76,467	$ 130,018	$ 146,532	$ 158,904	$ 164,413	$ 167,251	$ 168,025	$ 168,585	$ 168,593	$ 168,527
2012		74,306	126,553	144,157	152,991	157,443	160,416	161,749	162,014	162,121
2013			79,049	135,031	152,472	163,694	169,634	172,736	173,890	174,574
2014				79,151	136,434	156,693	166,815	173,163	176,616	177,360
2015					76,934	138,255	156,483	168,641	173,816	176,652
2016						78,862	137,917	154,964	167,458	171,865
2017							77,519	133,037	153,675	164,467
2018								72,895	126,456	143,656
2019									72,219	127,910
2020										52,962
									Total	$ 1,520,094
					All outstanding liabilities before 2011, net of reinsurance					411
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 175,989

Private Passenger Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2020
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$ 118,131	$ 117,951	$ 115,028	$ 113,821	$ 113,765	$ 113,674	$ 113,677	$ 113,640	$ 113,630	$ 113,597	$ -	140,509
2012		108,376	107,912	104,393	103,679	103,575	103,547	103,510	103,491	103,453	-	123,639
2013			114,389	114,239	113,034	112,197	112,096	112,060	112,029	112,003	-	131,703
2014				123,421	123,622	122,410	122,327	122,341	122,213	122,188	(28)	135,006
2015					140,219	136,661	134,101	133,737	133,581	133,530	(66)	144,274
2016						129,528	124,922	122,116	121,717	121,543	(117)	126,083
2017							128,340	126,304	124,128	123,715	(161)	124,009
2018								129,450	130,145	128,426	(312)	119,716
2019									128,698	126,648	(2,104)	116,872
2020										98,546	(13,912)	79,899
									Total	$ 1,183,649

Private Passenger Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$ 126,196	$ 117,152	$ 114,451	$ 113,809	$ 113,719	$ 113,673	$ 113,669	$ 113,640	$ 113,630	$ 113,597
2012		111,928	107,017	104,311	103,664	103,573	103,537	103,510	103,491	103,452
2013			120,843	115,904	112,894	112,162	112,085	112,060	112,029	112,003
2014				130,732	126,414	122,668	122,402	122,350	122,251	122,216
2015					143,532	136,760	134,066	133,701	133,639	133,596
2016						133,530	124,298	122,023	121,795	121,660
2017							132,409	126,822	124,286	123,844
2018								138,036	132,591	128,624
2019									134,429	128,173
2020										102,764
									Total	$ 1,189,929
					All outstanding liabilities before 2011, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							($ 6,282)

Commercial Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2020
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$ 23,658	$ 24,298	$ 24,160	$ 24,187	$ 23,649	$ 22,933	$ 22,817	$ 22,759	$ 22,488	$ 22,485	$ 22	4,958
2012		23,704	24,447	24,662	24,723	24,572	23,819	22,859	22,476	22,292	150	4,566
2013			29,175	29,541	28,377	26,864	26,310	25,986	25,443	25,353	167	5,784
2014				34,117	34,105	34,376	33,914	32,948	32,438	32,200	(68)	6,085
2015					35,371	36,150	36,610	37,730	38,015	38,257	(58)	7,212
2016						37,954	39,416	40,947	40,916	40,679	(718)	6,455
2017							42,865	41,373	41,055	39,369	575	6,129
2018								41,347	40,115	38,589	1,333	5,740
2019									51,679	49,163	2,099	5,635
2020										35,010	13,235	3,011
									Total	$ 343,397

Commercial Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$ 7,306	$ 14,263	$ 17,807	$ 19,783	$ 20,941	$ 21,913	$ 22,043	$ 22,445	$ 22,463	$ 22,463
2012		6,503	12,474	15,617	17,804	18,876	20,601	21,021	22,086	22,121
2013			8,502	17,079	19,625	21,129	22,434	23,867	24,507	24,732
2014				9,426	17,853	21,968	25,253	27,886	30,420	31,298
2015					11,181	21,700	26,018	29,804	31,537	33,416
2016						9,991	19,902	25,711	32,274	36,237
2017							10,407	20,106	24,409	28,721
2018								9,704	18,499	23,544
2019									12,113	22,480
2020										7,025
									Total	$ 252,037
					All outstanding liabilities before 2011, net of reinsurance					89
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 91,449

Commercial Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2020
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$ 11,511	$ 11,151	$ 11,031	$ 10,960	$ 10,952	$ 10,910	$ 10,952	$ 11,024	$ 11,048	$ 11,048	$ -	11,488
2012		10,382	10,382	10,331	10,249	10,250	10,208	10,209	10,226	10,224	-	9,913
2013			13,666	13,567	13,298	13,180	13,057	13,047	13,071	13,057	-	12,298
2014				17,426	16,925	15,455	15,419	15,353	15,381	15,373	0	13,545
2015					20,223	19,047	19,021	18,974	18,641	18,535	5	15,468
2016						20,216	18,506	17,909	17,808	17,725	16	13,593
2017							19,691	19,200	19,021	18,834	26	13,113
2018								21,230	19,937	19,270	35	12,905
2019									20,039	19,652	483	12,736
2020										16,507	(127)	9,052
									Total	$ 160,225

Commercial Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$ 11,006	$ 11,119	$ 11,092	$ 11,060	$ 11,055	$ 11,053	$ 11,050	$ 11,049	$ 11,048	$ 11,048
2012		9,707	10,553	10,270	10,242	10,239	10,235	10,228	10,226	10,224
2013			12,665	13,378	13,114	13,074	13,065	13,060	13,066	13,057
2014				15,377	15,862	15,424	15,388	15,381	15,376	15,373
2015					17,787	18,910	18,667	18,549	18,541	18,530
2016						17,228	18,143	17,763	17,712	17,709
2017							17,957	19,336	18,915	18,787
2018								18,842	19,842	19,236
2019									18,128	19,161
2020										15,550
									Total	$ 158,675
					All outstanding liabilities before 2011, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 1,551

Homeowners Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2020
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$ 6,260	$ 7,644	$ 7,644	$ 7,531	$ 6,923	$ 6,017	$ 5,546	$ 4,845	$ 4,845	$ 4,846	$ -	304
2012		7,514	7,514	7,514	6,464	5,304	4,331	3,824	3,889	3,646	-	249
2013			9,768	9,768	9,337	7,578	5,978	5,312	5,147	5,147	7	264
2014				11,494	11,494	9,738	7,388	7,120	6,984	6,984	118	261
2015					12,965	12,555	9,908	9,201	9,201	9,201	(77)	288
2016						10,594	10,594	10,594	9,847	9,491	53	275
2017							11,276	10,058	9,328	8,585	90	267
2018								9,951	9,951	9,951	(1,733)	250
2019									14,130	13,848	2,186	246
2020										14,664	6,531	171
									Total	$ 86,363

Homeowners Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$ 235	$ 1,969	$ 3,459	$ 4,336	$ 4,497	$ 4,536	$ 4,758	$ 4,769	$ 4,769	$ 4,770
2012		1,389	2,063	2,308	2,731	3,029	3,600	3,606	3,646	3,646
2013			527	2,337	3,080	3,493	3,829	4,038	4,209	4,247
2014				340	1,834	3,212	4,200	4,828	6,315	6,368
2015					428	3,319	4,267	5,205	6,445	7,022
2016						647	2,669	4,257	5,387	6,300
2017							305	1,676	2,913	3,593
2018								551	2,039	3,972
2019									1,634	3,343
2020										220
									Total	$ 43,481
					All outstanding liabilities before 2011, net of reinsurance					0
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 42,882

Homeowners Property Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2020
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$ 95,586	$ 98,021	$ 97,571	$ 94,657	$ 93,914	$ 93,186	$ 92,595	$ 92,388	$ 92,387	$ 92,385	$ 204	15,116
2012		50,351	49,911	47,392	44,380	43,097	42,382	41,895	41,887	41,887	148	6,051
2013			56,298	56,199	55,722	52,464	51,077	49,973	49,463	49,456	126	5,698
2014				59,160	60,213	59,751	57,331	55,127	54,607	54,602	268	6,077
2015					152,586	152,049	162,377	162,788	162,722	162,354	334	20,075
2016						67,116	66,442	64,208	61,262	60,019	393	5,421
2017							80,736	76,560	70,689	68,737	1,202	6,010
2018								83,443	82,581	77,970	2,970	8,236
2019									77,976	73,697	(4,695)	5,431
2020										80,093	(3,791)	5,865
									Total	$ 761,200

Homeowners Property Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$ 71,532	$ 89,742	$ 92,184	$ 92,462	$ 92,444	$ 92,333	$ 92,182	$ 92,182	$ 92,182	$ 92,180
2012		30,801	40,681	41,960	41,737	41,782	41,789	41,736	41,736	41,737
2013			38,661	48,456	49,702	49,612	49,653	49,620	49,328	49,327
2014				40,409	52,161	54,088	54,224	54,262	54,274	54,306
2015					112,563	145,337	160,572	161,745	161,773	161,850
2016						44,103	57,238	59,155	59,449	59,403
2017							46,366	64,401	66,181	66,892
2018								57,704	70,959	72,078
2019									49,121	61,905
2020										50,304
									Total	$ 709,982
					All outstanding liabilities before 2011, net of reinsurance					89
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 51,307

The following is unaudited supplementary information about average historical claims duration as of December 31, 2020.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)

Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Automobile Liability	43.7%	32.2%	10.4%	6.4%	3.1%	1.8%	0.6%	0.3%	0.0%	0.0%
Private Passenger Automobile Physical Damage	107.7%	(5.2)%	(2.5)%	(0.4)%	(0.1)%	0.0%	0.0%	0.0%	0.0%	0.0%
Commercial Automobile Liability	26.8%	25.7%	12.7%	10.7%	6.6%	6.1%	2.0%	2.4%	0.1%	0.0%
Commercial Automobile Physical Damage	96.3%	5.3%	(2.2)%	(0.4)%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Homeowners Liability	7.3%	21.2%	16.5%	11.4%	9.1%	9.7%	2.2%	0.7%	0.0%	0.0%
Homeowners Property Damage	71.2%	20.5%	4.4%	0.4%	0.0%	0.0%	(0.2)%	0.0%	0.0%	0.0%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid claims and Claim Adjustment Expenses

December 31, 2020
Net outstanding liabilities
Private Passenger Automobile Liability	$175,989
Private Passenger Automobile Physical Damage	(6,282)
Commercial Automobile Liability	91,449
Commercial Automobile Physical Damage	1,551
Homeowners Liability	42,882
Homeowners Property Damage	51,307
Other Short-Duration Insurance Lines	74,781
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$431,677

Reinsurance recoverable on unpaid claims
Private Passenger Automobile Liability	$131
Private Passenger Automobile Physical Damage	-
Commercial Automobile Liability	104,222
Commercial Automobile Physical Damage	1,301
Homeowners Liability	-
Homeowners Property Damage	-
Other Short-Duration Insurance Lines	657
Total reinsurance recoverable on unpaid claims	$106,311

Unallocated claims adjustment expenses	29,593

Total gross liability for unpaid claims and claim adjustment expenses	$567,581

Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

13.	Income Taxes

A summary of the income tax expense in the Consolidated Statements of Operations is shown below.

	Years Ended December 31,
	2020	2019	2018
Current Income Taxes:
Federal	$31,133	$19,280	$26,548
State	267	43	108
	31,400	19,323	26,656
Deferred Income Taxes:
Federal	5,159	4,757	(5,600)
State	—	—	—
	5,159	4,757	(5,600)
Total income tax expense	$36,559	$24,080	$21,056

The income tax expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows for the periods indicated.

	Years Ended December 31,
	2020	2019	2018
Federal income tax expense at statutory rate	$36,702	$25,973	$21,893
Investment income, net	(1,394)	(1,626)	(1,862)
State taxes, net	211	34	85
Nondeductible expenses	697	488	494
Tax windfall related to share-based stock compensation	(298)	(1,003)	(79)
Other, net	641	214	525
Total income tax expense	$36,559	$24,080	$21,056

The deferred income tax (liability) asset represents the tax effects of temporary differences attributable to the Company’s consolidated federal tax return group. Its components were as shown in the following table for the periods indicated.

	Years Ended December 31,
	2020	2019
Deferred tax assets:
Discounting of loss reserves	$5,421	$5,642
Discounting of unearned premium reserve	17,217	17,710
Bad debt allowance	433	274
Employee benefits	3,609	4,340
Rent incentive	912	1,063
Total deferred tax assets before valuation allowance	27,592	29,029
Valuation allowance for deferred tax assets	—	—
Total deferred tax assets	27,592	29,029
Deferred tax liabilities:
Deferred acquisition costs	(15,742)	(15,600)
Investments	(4,349)	(1,744)
Net unrealized gains on investments	(18,720)	(11,985)
Loss reserve transition adjustment	(1,385)	(1,662)
Software development costs	(3,053)	(2,109)
Premium acquisition expenses	(379)	(509)
Depreciation	(1,575)	(1,137)
Total deferred tax liabilities	(45,203)	(34,746)
Net deferred tax liability	$(17,611)	$(5,717)

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the years ended December 31, 2020 and December 31, 2019 there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of December 31, 2020 and December 31, 2019, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

The Company records interest and penalties associated with audits as a component of income before income taxes. Penalties are recorded in underwriting, operating and other expenses, and interest expense is recorded in interest expenses in the Consolidated Statements of Operations. The Company had no interest and penalties related to income taxes accrued as of December 31, 2020 and 2019.

In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised. All tax years prior to 2017 are closed.

14.	Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares. As of December 31, 2020, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

During the year ended December 31, 2020, the Company purchased 551,598 shares, on the open market under the program at a cost of $39,999. No share purchases were made by the Company under the program during the years ended December 31, 2019 or 2018. As of December 31, 2020, the Company had purchased 2,831,168 shares at cost of $123,834. As of December 31, 2019 and 2018, the Company had purchased 2,279,570 shares on the open market at a cost of $83,835.

15.	Statutory Net Income and Surplus

Statutory Accounting Practices

The Company’s insurance company subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the Division, but allowed by the Division. Statutory net income was $121,446, $75,469, and $86,734 for the years ended December 31, 2020, 2019, and 2018, respectively. Statutory capital and surplus of the Company’s insurance subsidiaries was $754,066, and $704,177 at December 31, 2020 and 2019, respectively.

Dividends

The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the “Commissioner”). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve- month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2020, the statutory capital and surplus of Safety Insurance was $754,066 and its net income for 2020 was $121,446. As a result, a maximum of $121,446 is available in 2021 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2020, Safety Insurance recorded dividends of $89,156. As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $632,620 at December 31, 2020.

Risk-Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk-based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls. As of December 31, 2020, the Insurance Subsidiaries had total adjusted capital of $754,066, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level. Minimum statutory capital and surplus, or company action level risk-based capital, was $197,193 at December 31, 2020.

16.	Fair Value of Financial Instruments

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

The Company’s Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets.  The Company’s Level 2 securities are comprised of available-for-sale fixed maturity securities whose fair value was determined using observable market inputs.  The Company’s Level 3 security consists of an investment in the Federal Home Loan Bank of Boston related to Safety Insurance Company’s membership stock, which is not redeemable in a short-term time frame.  Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs.  Investments valued using these inputs include U.S. Treasury securities, obligations of states and political subdivisions, corporate and other securities, commercial and residential mortgage-backed securities, and other asset-backed securities.  Inputs into the fair value application that are utilized by asset class include but are not limited to:

●	Obligations of states and political subdivisions: overall credit quality, including assessments of market sectors and the level and variability of sources of payment such as general obligation, revenue or lease; credit support such as insurance, state or local economic and political base, prefunded and escrowed to maturity covenants.
●	Corporate and other securities: overall credit quality, the establishment of a risk adjusted credit spread over the applicable risk-free yield curve for discounted cash flow valuations; assessments of the level of industry economic sensitivity, company financial policies, indenture restrictive covenants, and/or security and collateral.
●	Residential mortgage-backed securities: U.S. agency pass-throughs, collateralized mortgage obligations (“CMOs”), non U.S. agency CMOs: estimates of prepayment speeds based upon historical prepayment rate trends, underlying collateral interest rates, original weighted average maturity, vintage year, borrower credit quality characteristics, interest rate and yield curve forecasts, U.S. government support programs, tax policies, and delinquency/default trends.
●	Commercial mortgage-backed securities: overall credit quality, including assessments of the level and variability of credit support and collateral type such as office, retail, or lodging, predictability of cash flows for the deal structure, prevailing economic market conditions.
●	Other asset-backed securities: overall credit quality, estimates of prepayment speeds based upon historical trends and characteristics of underlying loans, including assessments of the level and variability of collateral, revenue generating agreements, area licenses agreements, product sourcing agreements and equipment and property leases.
●	FHLB-Boston: value is equal to the cost of the member stock purchased.

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2020. There were no significant changes to the valuation process during the year ended December 31, 2020. As of December 31, 2020 and December 31, 2019, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At December 31, 2020 and December 31, 2019, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,256,653 and $1,228,040, respectively. At December 31, 2020, the Company’s held $441 of short-term investments. As of December 31, 2019, we held no short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of December 31, 2020
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,865	$—	$1,865	$—
Obligations of states and political subdivisions	222,389	—	222,389	—
Residential mortgage-backed securities	241,597	—	241,597	—
Commercial mortgage-backed securities	126,035	—	126,035	—
Other asset-backed securities	73,124	—	73,124	—
Corporate and other securities	591,643	—	591,643	—
Short term investments	441	—	441	—
Equity securities	173,096	171,398	—	1,698
Total investment securities	$1,430,190	$171,398	$1,257,094	$1,698

	As of December 31, 2019
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,512	$—	$1,512	$—
Obligations of states and political subdivisions	251,396	—	251,396	—
Residential mortgage-backed securities	307,202	—	307,202	—
Commercial mortgage-backed securities	109,738	—	109,738	—
Other asset-backed securities	36,222	—	36,222	—
Corporate and other securities	521,970	—	521,970	—
Equity securities	144,877	144,361	—	516
Total investment securities	$1,372,917	$144,361	$1,228,040	$516

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2020 or 2019.

The following tables summarize the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Years Ended December 31,
	2020	2019	2018
Balance at beginning of period	$516	$680	$680
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	—	—	—
Purchases	1,182	133	—
Sales	—	(297)	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at end of period	$1,698	$516	$680

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during 2020, 2019 and 2018. The Company held one Level 3 security at December 31, 2020.

As of December 31, 2020 and December 31, 2019, there were approximately $32,158 and $32,760 in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its audited financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

17.	Quarterly Results of Operations (Unaudited)

An unaudited summary of the Company’s 2020 and 2019 quarterly performance, and audited annual performance, is as follows.

	Year ended December 31, 2020
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$181,044	$207,770	$222,400	$235,034	$846,248
Net (loss) income	(1,990)	42,494	44,742	52,965	138,211
(Loss) earnings per weighted average common share:
Basic	(0.13)	2.80	2.99	3.57	9.25
Diluted	(0.13)	2.78	2.96	3.55	9.18
Cash dividends paid per common share	0.90	0.90	0.90	0.90	3.60

	Year ended December 31, 2019
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$222,579	$216,002	$215,273	$223,899	$877,753
Net income	29,946	25,934	15,619	28,102	99,601
Earnings per weighted average common share:
Basic	1.97	1.70	1.02	1.84	6.52
Diluted	1.95	1.68	1.01	1.82	6.46
Cash dividends paid per common share	0.80	0.80	0.90	0.90	3.40

18.	Subsequent Events

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of Safety Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2020, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 and 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The following disclosures relate to actions taken by the Board of Directors of the Company (the "Board"), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2021 on a Form 8-K.

●	On February 24, 2021, the Compensation Committee of the Board approved the 2020 annual executive cash bonus pool in the total amount of $2,486 pursuant to the Annual Performance Incentive Plan. Of the total pool, the following amounts were allocated to the Company's CEO and Named Executive Officers: George M. Murphy, $948; Christopher T. Whitford, $248; James D. Berry, $342; Stephen A. Varga, $259; and Paul J. Narciso, $249.

●	On February 24, 2021, the Compensation Committee of the Board approved executive long-term incentive awards to certain members of senior management pursuant to our 2018 Long-Term Incentive Plan. The long-term incentive awards were granted in a total amount of $2,950 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on February 24, 2021. Of the total award, 45% vests in three annual installments of 30% on February 24, 2022, 30% on February 24, 2023, and 40% on February 24, 2024 and were allocated to the Company's Named Executive Officers as follows: George M. Murphy, $360 worth of restricted stock; Christopher T. Whitford, $169 worth of restricted stock; James D. Berry, $158 worth of restricted stock; Stephen A. Varga, $180 worth of restricted stock; and Paul J. Narciso, $180 worth of restricted stock. Of the total award, 55% vests over a three-year performance period commencing on January 1, 2021 and ending on December 31, 2023. Vesting of these shares is dependent upon the attainment of pre-established performance objectives and were allocated to the Named Executive Officers as follows: George M. Murphy $440 worth of restricted stock; Christopher T. Whitford, $206 worth of restricted stock; James D. Berry, $193 worth of restricted stock; Stephen A. Varga, $220 worth of restricted stock; and Paul J. Narciso, $220 worth of restricted stock.

●	Upon recommendation from the Compensation Committee, on February 24, 2021, the Board approved executive deferred compensation awards pursuant to the Executive Incentive Compensation Plan in the total amount of $2,050. Of the total award, the following amounts were allocated to the Company's CEO and Named Executive Officers: George M. Murphy, $753; Christopher T. Whitford, $115; James D. Berry, $313; Stephen A. Varga, $237; and Paul J. Narciso, $228.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this report:

1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2020 are contained herein as listed in the Index to Consolidated Financial Statements.

2. Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules.

3. Exhibits: The exhibits are contained herein as listed in the Index to Exhibits.

SAFETY INSURANCE GROUP, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedules		Page

I	Summary of Investments – Other than Investments in Related Parties as of December 31, 2020	102

II	Condensed Financial Information of the Registrant at December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018	103

III	Supplementary Insurance Information at December 31, 2020, 2019 and 2018 and for the years ended December 31, 2020, 2019 and 2018	105

IV	Reinsurance for the years ended December 31, 2020, 2019 and 2018	106

V	Valuation and Qualifying Accounts at December 31, 2020, 2019 and 2018 and for the years ended December 31, 2020, 2019 and 2018	107

VI	Supplemental Information Concerning Property and Casualty Insurance Operations at December 31, 2020, 2019 and 2018 and for the years ended December 31, 2020, 2019 and 2018	108

Safety Insurance Group, Inc.

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2020

(Dollars in thousands)

			Amount at
			which shown
	Cost or	Estimated	in the Balance
	Amortized Cost	Fair Value	Sheet
Fixed maturities:
U.S. government and government agencies and authorities	$231,731	$243,462	$243,462
Obligations of states and political subdivisions	214,647	222,389	222,389
Corporate and other securities	743,573	790,802	790,802
Total fixed maturities	1,189,951	1,256,653	1,256,653
Short term securities
Corporate and other securities	441	441	441
Total short term investments	441	441	441
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	168,289	205,254	205,254
Total equity securities	168,289	205,254	205,254
Other invested assets	45,239	45,239	45,239
Total investments	$1,403,920	$1,507,587	$1,507,587

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2020	2019
Assets
Investments in consolidated affiliates	$886,662	$810,251
Other	39	54
Total assets	$886,701	$810,305
Liabilities
Accounts payable and other liabilities	$2,022	$1,899
Total liabilities	2,022	1,899
Shareholders’ equity	884,679	808,406
Total liabilities and shareholders’ equity	$886,701	$810,305

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Operations and Comprehensive Income

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Revenues	$—	$—	$—
Expenses	1,833	1,694	1,695
Net loss	(1,833)	(1,694)	(1,695)
Earnings from consolidated subsidiaries	140,044	101,295	84,890
Net income	138,211	99,601	83,195
Other comprehensive income (loss), net of tax	25,337	38,896	(22,816)
Comprehensive income	$163,548	$138,497	$60,379

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$138,211	$99,601	$83,195
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from consolidated subsidiaries	(140,044)	(101,295)	(84,890)
Dividends received from consolidated subsidiaries(1)	89,156	47,585	45,271
Amortization of restricted stock expense	7,359	6,514	5,789
Changes in assets and liabilities:
Other assets	15	15	(60)
Accounts payable and accrued liabilities	(123)	247	(492)
Net cash provided by operating activities	94,574	52,667	48,813
Proceeds from exercise of stock options	—	—	—
Excess tax benefit from stock options exercised	—	—	—
Dividends paid	(54,575)	(52,667)	(48,813)
Acquisition of treasury stock	(39,999)	—	—
Net cash used for financing activities	(94,574)	(52,667)	(48,813)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

(1) No portion of the dividends received from operating subsidiaries during 2020, 2019 or 2018 represent returns of capital and therefore no portion is presented as an investing activity.

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Future Policy
	Deferred	Benefits,
	Policy	Losses,			Net
	Acquisition	Claims and Loss	Unearned	Earned	Investment
Segment	Costs	Expenses	Premiums	Premiums	Income
Property and Casualty Insurance
2020	$74,962	$567,581	$421,901	$771,078	$41,045
2019	74,287	610,566	442,219	788,777	46,665
2018	73,355	584,719	435,380	781,587	43,788

	Years Ended December 31,
			Benefits,	Amortization of
			Claims,	Deferred
		Net	Losses, and	Policy	Other
	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written
Property and Casualty Insurance
2020	$771,078	$41,045	$404,556	$146,955	$119,527	$763,537
2019	788,777	46,665	509,846	147,945	96,191	794,409
2018	781,587	43,788	485,513	146,601	100,042	786,912

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

					Percent of
					Amount
Property and Casualty	Gross	Ceded to Other	Assumed from	Net	Assumed
Insurance Earned Premiums	Amount	Companies	Other Companies	Amount	to Net
Years ended December 31,
2020	$815,981	$74,268	$29,365	$771,078	3.8%
2019	845,102	89,178	32,853	788,777	4.2%
2018	836,759	87,368	32,196	781,587	4.1%

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period
Allowance for doubtful accounts Years Ended December 31,
2020	$578	$3,294	$—	$2,118	$1,754
2019	482	1,358	—	1,262	578
2018	414	1,338	—	1,270	482

(1) Deductions represent write-offs of accounts determined to be uncollectible.

Safety Insurance Group, Inc.

Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Reserves for
	Deferred	Unpaid Claims
	Policy	and Claims			Net
	Acquisition	Adjustment	Unearned	Earned	Investment
Affiliation With Registrant	Costs	Expenses	Premiums	Premiums	Income
Consolidated Property & Casualty Subsidiaries
2020	$74,962	$567,581	$421,901	$771,078	$41,045
2019	74,287	610,566	442,219	788,777	46,665
2018	73,355	584,719	435,380	781,587	43,788

	Years Ended December 31,
	Claims and Claims		Amortization
	Adjustment Expenses		of Deferred	Paid Claims
	Incurred Related to		Policy	and Claims
	Current	Prior	Acquisition	Adjustment	Premiums
Affiliation With Registrant	Year	Year	Costs	Expenses	Written
Consolidated Property & Casualty Subsidiaries
2020	$459,400	$(54,844)	$146,955	$431,480	$763,537
2019	551,895	(42,049)	147,945	497,973	794,409
2018	542,001	(56,488)	146,601	500,161	786,912

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.(1)
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.(1)
4	Form of Stock Certificate for the Common Stock (1)
4.1	Description of Safety Insurance Group, Inc. Capital Stock (19)
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

10.2	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001(1)
10.3	2001 Restricted Stock Plan (1)(3)
10.4	Executive Incentive Compensation Plan (1)(3)
10.5	2002 Management Omnibus Incentive Plan, as Amended (5)
10.6	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(3)(4)(8)
10.7	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(3)(4)(8)
10.8	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(3)(4)(8)
10.9	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(3)(4)
10.10	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(3)(4)
10.11	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.12	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.13	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.14	Annual Performance Incentive Plan(3)(5)
10.15	Amendment to Annual Performance Incentive Plan(3)(7)
10.16	Amendment to Management Omnibus Incentive Plan dated December 31, 2008(3)(7)
10.17	Amendment to Management Omnibus Incentive Plan dated August 4, 2010 (3)(9)
10.18	Amendment to Management Omnibus Incentive Plan, as Amended dated March 11, 2013(3)(10)
10.19	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, as Amended(3)(10)
10.20	Amended and Restated Revolving Credit Agreement with RBS Citizens(11)

10.21	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(3) (12)
10.22	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(3) (13)
10.23	Form of Restricted Stock Notice and Agreement under the 2002 Management Omnibus Plan, As Amended(3) (13)
10.24	Employment Agreement by and between Safety Insurance Group, Inc. and John Drago as of April 1, 2016(3)(14)
10.25	Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy as of April 1, 2016(3)(14)
10.26	Employment Agreement by and between Safety Insurance Group, Inc. and individual executive member as of January 1, 2021. (3) (20)
10.27	2018 Long-Term Incentive Plan (16)
10.28	Employment Agreement by and between Safety Insurance Group, Inc. and Christopher T. Whitford as of March 2, 2020. (3) (18)
10.29	Employment Agreement by and between Safety Insurance Group, Inc. and Glenn R. Hiltpold as of March 1, 2021. (3) (20)
21	Subsidiaries of Safety Insurance Group, Inc. (20)
23	Consent of PricewaterhouseCoopers LLP (20)
24	Power of Attorney (contained on the signature page herein)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (20)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(20)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (20)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (20)
101.INS	Inline XBRL Instance Document (20)
101.SCH	Inline XBRL Taxonomy Extension Schema (20)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (20)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (20)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (20)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (20)
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101) (20)

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

(3)	Denotes management contract or compensation plan or arrangement.
(4)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
(5)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.
(6)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2007 filed on March 14, 2008.
(7)	Incorporated herein by reference to the Registrant’s Form 8-K filed on December 31, 2008.
(8)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2008, as filed on November 7, 2008.
(9)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2010 filed on March 14, 2011.
(10)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2012 filed on March 18, 2013
(11)	Incorporated herein by reference to the Registrant’s Form 8-K filed on August 27, 2013.
(12)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2013, as filed on August 9, 2013.
(13)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2014 filed on March 2, 2015
(14)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2016, as filed on August 5, 2016.
(15)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2017, as filed on February 28, 2018.
(16)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed on April 11, 2018.
(17)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2018, as filed on February 28, 2019.
(18)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2019, as filed on February 28, 2020.
(19)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2020, as filed on February 26, 2021.
(20)	Included herein.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2021

Safety Insurance Group, Inc.
By:	/s/ George M. Murphy
George M. Murphy,
President, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George M. Murphy and Christopher T. Whitford, and each of them individually, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each such attorney-in-fact and agent, or his substitutes, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, to all intents and purposes and as fully as he might or could do in person, hereby ratifying and confirming all that each such attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ George M. Murphy	President, Chief Executive Officer	February 26, 2021
George M. Murphy

/s/ Christopher T. Whitford	Vice President, Chief Financial Officer,	February 26, 2021
Christoper T. Whitford	Secretary, and Principal Accounting Officer

/s/ David F. Brussard	Director	February 26, 2021
David F. Brussard

/s/ Frederic H. Lindeberg	Director	February 26, 2021
Frederic H. Lindeberg

/s/ Peter J. Manning	Director	February 26, 2021
Peter J. Manning

/s/ David K. McKown	Director	February 26, 2021
David K. McKown

/s/ Thalia M. Meehan	Director	February 26, 2021
Thalia M. Meehan

/s/ Mary C. Moran	Director	February 26, 2021
Mary C. Moran