Form 10-Q
period 2021-03-31
SAFETY INSURANCE GROUP INC
filed 2021-05-07
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021 there were 14,982,998 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,194,353 and $1,189,951, allowance for expected credit losses of $873 and $1,054)	$1,237,181	$1,256,653
Short term investments, at fair value (cost: $443 and $441)	447	441
Equity securities, at fair value (cost: $173,054 and $168,289)	216,226	205,254
Other invested assets	52,148	45,239
Total investments	1,506,002	1,507,587
Cash and cash equivalents	51,563	53,769
Accounts receivable, net of allowance for expected credit losses of $2,184 and $1,754	170,915	179,147
Receivable for securities sold	10,950	1,311
Accrued investment income	9,328	8,045
Taxes recoverable	—	279
Receivable from reinsurers related to paid loss and loss adjustment expenses	7,666	13,432
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	108,178	106,311
Ceded unearned premiums	21,524	22,406
Deferred policy acquisition costs	72,303	74,962
Equity and deposits in pools	29,875	30,429
Operating lease right-of-use-assets	29,801	31,000
Other assets	27,555	25,595
Total assets	$2,045,660	$2,054,273

Liabilities
Loss and loss adjustment expense reserves	$577,266	$567,581
Unearned premium reserves	412,387	421,901
Accounts payable and accrued liabilities	44,944	79,486
Payable for securities purchased	28,487	7,144
Payable to reinsurers	525	8,236
Deferred income taxes	11,574	17,611
Taxes payable	6,055	—
Debt	30,000	30,000
Operating lease liabilities	29,801	31,000
Other liabilities	14,368	6,635
Total liabilities	1,155,407	1,169,594

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,814,166 and 17,724,866 shares issued	178	178
Additional paid-in capital	211,638	209,779
Accumulated other comprehensive income, net of taxes	34,527	53,527
Retained earnings	767,744	745,029
Treasury stock, at cost: 2,831,168 shares	(123,834)	(123,834)
Total shareholders’ equity	890,253	884,679
Total liabilities and shareholders’ equity	$2,045,660	$2,054,273

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020

Net earned premiums	$192,850	$197,895
Net investment income	11,532	10,710
Earnings from partnership investments	4,291	1,339
Net realized gains (losses) on investments	2,875	(631)
Change in net unrealized gains on equity investments	6,207	(29,988)
Credit loss benefit (expense)	181	(2,510)
Finance and other service income	3,972	4,229
Total revenue	221,908	181,044

Losses and loss adjustment expenses	111,495	120,746
Underwriting, operating and related expenses	65,024	63,082
Interest expense	129	47
Total expenses	176,648	183,875

Income (loss) before income taxes	45,260	(2,831)
Income tax expense (benefit)	9,086	(841)
Net income (loss)	$36,174	$(1,990)

Earnings (loss) per weighted average common share:
Basic	$2.44	$(0.13)
Diluted	$2.42	$(0.13)

Cash dividends paid per common share	$0.90	$0.90

Number of shares used in computing earnings per share:
Basic	14,790,125	15,230,784
Diluted	14,886,494	15,347,083

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$36,174	$(1,990)

Other comprehensive loss, net of tax:
Unrealized holding losses during the period, net of income tax benefit of ($4,447) and ($5,924).	(16,729)	(22,284)
Reclassification adjustment for net realized (gains) losses on investments included in net income (loss), net of income tax (expense) benefit of ($604) and $132.	(2,271)	498
Other comprehensive loss, net of tax:	(19,000)	(21,786)

Comprehensive income (loss)	$17,174	$(23,776)

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2019	$177	$202,321	$28,190	$661,553	$(83,835)	$808,406
Net loss, January 1 to March 31, 2020				(1,990)		(1,990)
Unrealized losses on securities available for sale, net of deferred federal income taxes			(21,786)			(21,786)
Restricted share awards issued		528				528
Recognition of employee share-based compensation, net of deferred federal income taxes		1,215				1,215
Dividends paid and accrued				(13,872)		(13,872)
Acquisition of treasury stock					(10,392)	(10,392)
Balance at March 31, 2020	$177	$204,064	$6,404	$645,691	$(94,227)	$762,109

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2020	$178	$209,779	$53,527	$745,029	$(123,834)	$884,679
Net income, January 1 to March 31, 2021				36,174		36,174
Unrealized losses on securities available for sale, net of deferred federal income taxes			(19,000)			(19,000)
Restricted share awards issued		475				475
Recognition of employee share-based compensation, net of deferred federal income taxes		1,384				1,384
Dividends paid and accrued				(13,459)		(13,459)
Balance at March 31, 2021	$178	$211,638	$34,527	$767,744	$(123,834)	$890,253

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$36,174	$(1,990)
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	733	1,774
Fixed Asset depreciation, net	1,883	1,606
Stock based compensation	1,860	1,744
Credit for deferred income taxes	(987)	(5,927)
Net realized (gains) losses on investments	(2,875)	631
Credit loss (benefit) expense	(181)	2,510
Earnings from partnership investments	(4,291)	(1,339)
Change in net unrealized gains on equity investments	(6,207)	29,988
Changes in assets and liabilities:
Accounts receivable	8,232	3,698
Accrued investment income	(1,283)	(748)
Receivable from reinsurers	3,899	(1,685)
Ceded unearned premiums	882	4,991
Deferred policy acquisition costs	2,659	2,155
Taxes recoverable	279	1,003
Other assets	(416)	877
Loss and loss adjustment expense reserves	9,685	(1,873)
Unearned premium reserves	(9,514)	(13,928)
Taxes payable	6,055	543
Accounts payable and accrued liabilities	(34,086)	(18,748)
Payable to reinsurers	(7,711)	(10,465)
Other liabilities	7,733	(23,332)
Net cash provided by (used for) operating activities	12,523	(28,515)

Cash flows from investing activities:
Fixed maturities purchased	(67,867)	(32,329)
Equity securities purchased	(9,810)	(12,095)
Other invested assets purchased	(2,762)	(3,389)
Proceeds from sales and paydowns of fixed maturities	31,573	33,433
Proceeds from maturities, redemptions, and calls of fixed maturities	43,821	28,909
Proceed from sales of equity securities	6,730	8,638
Proceeds from other invested assets redeemed	374	106
Fixed assets purchased	(2,873)	(2,977)
Net cash (used for) provided by investing activities	(814)	20,296

Cash flows from financing activities:
Proceeds from FHLB loan	—	30,000
Dividends paid to shareholders	(13,915)	(14,229)
Acquisition of treasury stock	—	(10,392)
Net cash (used for) provided by financing activities	(13,915)	5,379

Net decrease in cash and cash equivalents	(2,206)	(2,840)
Cash and cash equivalents at beginning of year	53,769	44,407
Cash and cash equivalents at end of period	$51,563	$41,567

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

The financial information for the three months ended March 31, 2021 and 2020 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2020 is derived from the audited financial statements included in the Company's 2020 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2021.

These unaudited interim consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on February 26, 2021.

The Company is a leading provider of property and casualty insurance focused primarily on the Massachusetts market. The Company’s principal product line is automobile insurance. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company and Safety Property and Casualty Insurance Company (together referred to as the “Insurance Subsidiaries”).

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011. The Insurance Subsidiaries began writing all of these lines of business in Maine during 2016. In November 2020, Safety Northeast Insurance Company was formed as a fourth insurance subsidiary, which became licensed to write insurance products in Massachusetts in January of 2021.

Management has assessed and concluded that there were no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements were issued.

2. Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of ASC 740, including exceptions to intra-period tax allocation where there is a loss from continuing operations, foreign subsidiary treatment and for calculating interim income taxes when the year-to-date loss exceeds the anticipated loss. The update also clarifies and amends existing guidance related to changes in tax laws, business combinations, employee stock plans, among others. The Company adopted the ASU effective January 1, 2021. As a result of adoption, there was no impact on the Company’s financial position, results of operations, cash flows, or disclosures.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2021	2020
Earnings (loss) attributable to common shareholders - basic and diluted:
Net income (loss) from continuing operations	$36,174	$(1,990)
Allocation of (income) loss for participating shares	(163)	10
Net income (loss) from continuing operations attributed to common shareholders	$36,011	$(1,980)
Earnings (loss) per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	14,856,760	15,304,758
Less: weighted average participating shares	(66,635)	(73,974)
Basic earnings (loss) per share denominator	14,790,125	15,230,784
Common equivalent shares- non-vested performance stock grants	96,369	116,299
Diluted earnings (loss) per share denominator	14,886,494	15,347,083

Basic earnings (loss) per share	$2.44	$(0.13)
Diluted earnings (loss) per share	$2.42	$(0.13)

Undistributed earnings (loss) attributable to common shareholders - basic and diluted:
Net income (loss) from continuing operations attributable to common shareholders -Basic	$2.44	$(0.13)
Dividends declared	(0.90)	(0.90)
Undistributed earnings (loss)	$1.54	$(1.03)

Net income (loss) from continuing operations attributable to common shareholders -Diluted	$2.42	$(0.13)
Dividends declared	(0.90)	(0.90)
Undistributed earnings (loss)	$1.52	$(1.03)

Diluted EPS excludes non-vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were 769 anti-dilutive shares related to non-vested performance stock grants for the three months ended March 31, 2021. There were no anti-dilutive shares related to non-vested stock grants for the three months ended March 31, 2020.

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At March 31, 2021, there were 164,908 shares available for future grant.

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

The following table summarizes restricted stock activity under the Incentive Plan during the three months ended March 31, 2021 assuming a target payout for the 2021 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	66,550	$85.16	71,964		$84.94
Granted	39,840	79.27	49,460	(1)	77.56
Vested and unrestricted	(39,983)	80.67	(48,666)		75.05
Forfeited	—	—	—		—
Outstanding at end of period	66,407	$84.32	72,758		$86.54
(1)	Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the 2002 Incentive Plan.

As of March 31, 2021, there was $10,283 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2021 and 2020 was $6,878 and $6,493, respectively.  For the three months ended March 31, 2021 and 2020, the Company recorded compensation expense related to restricted stock of $1,469 and $1,378, net of income tax benefits of $391 and $366, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of March 31, 2021

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,820	$—	$33	$—	$1,853
Obligations of states and political subdivisions	196,353	—	5,922	(257)	202,018
Residential mortgage-backed securities (1)	227,684	—	10,047	(329)	237,402
Commercial mortgage-backed securities	127,214	—	5,670	(360)	132,524
Other asset-backed securities	75,767	—	661	(13)	76,415
Corporate and other securities	565,515	(873)	25,159	(2,832)	586,969
Subtotal, fixed maturity securities	1,194,353	(873)	47,492	(3,791)	1,237,181
Short term investments	443	—	4	—	447
Equity securities (2)	173,054	—	44,227	(1,055)	216,226
Other invested assets (4)	52,148	—	—	—	52,148
Totals	$1,419,998	$(873)	$91,723	$(4,846)	$1,506,002

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2020

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,821	$—	$44	$—	$1,865
Obligations of states and political subdivisions	214,647	—	7,745	(3)	222,389
Residential mortgage-backed securities (1)	229,910	—	11,701	(14)	241,597
Commercial mortgage-backed securities	115,575	—	10,460	—	126,035
Other asset-backed securities	72,756	—	531	(163)	73,124
Corporate and other securities	555,242	(1,054)	38,415	(960)	591,643
Subtotal, fixed maturity securities	1,189,951	(1,054)	68,896	(1,140)	1,256,653
Short term investments	441	—	—	—	441
Equity securities (2)	168,289	—	38,676	(1,711)	205,254
Other invested assets (4)	45,239	—	—	—	45,239
Totals	$1,403,920	$(1,054)	$107,572	$(2,851)	$1,507,587
(1)	Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 379 and 270 securities in an unrealized loss position at March 31, 2021 and December 31, 2020, respectively.
(4)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2021
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$111,893	$113,114
Due after one year through five years	248,007	258,428
Due after five years through ten years	343,784	356,572
Due after ten years through twenty years	57,503	59,820
Due after twenty years	1,527	1,930
Asset-backed securities	431,639	447,317
Totals	$1,194,353	$1,237,181

The gross realized losses and gains on sales of investments were as follows for the periods indicated.

	Three Months Ended March 31,
	2021	2020
Gross realized gains
Fixed maturity securities	$1,246	$889
Equity securities	1,773	1,576
Gross realized losses
Fixed maturity securities	(57)	(301)
Equity securities	(87)	(2,795)
Net realized gains (losses) on investments	$2,875	$(631)

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

The following tables as of March 31, 2021 and December 31, 2020 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	10,512	257	—	—	10,512	257
Residential mortgage-backed securities	35,083	329	9	—	35,092	329
Commercial mortgage-backed securities	10,715	360	—	—	10,715	360
Other asset-backed securities	3,641	13	—	—	3,641	13
Corporate and other securities	127,923	2,700	11,083	132	139,006	2,832
Subtotal, fixed maturity securities	187,874	3,659	11,092	132	198,966	3,791
Equity securities	7,856	374	3,990	681	11,846	1,055
Total temporarily impaired securities	$195,730	$4,033	$15,082	$813	$210,812	$4,846

	As of December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	1,047	3	—	—	1,047	3
Residential mortgage-backed securities	8,569	14	9	—	8,578	14
Commercial mortgage-backed securities	—	—	—	—	—	—
Other asset-backed securities	26,959	84	9,004	79	35,963	163
Corporate and other securities	62,882	863	6,774	97	69,656	960
Subtotal, fixed maturity securities	99,457	964	15,787	176	115,244	1,140
Equity securities	10,708	986	2,293	725	13,001	1,711
Total temporarily impaired securities	$110,165	$1,950	$18,080	$901	$128,245	$2,851

At March 31, 2021, U.S. Government residential mortgage backed securities with a fair value of $34,684 are pledged as collateral for a borrowing with the Federal Home Loan Bank of Boston (“FHLB-Boston”) as described in Note 9 – Debt. These securities are included in fixed maturity securities on the Company’s Consolidated Balance Sheets.

Impairments

For fixed maturities that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the expected credit loss component of the impairment from the amount related to all other factors. The expected credit loss component is recognized as an allowance for expected credit losses. The allowance is adjusted for any additional credit losses and subsequent recoveries, which are booked in income as either credit loss expense or credit loss benefit, respectively. Upon recognizing a credit loss, the cost basis is not adjusted. The impairment related to all other factors (non-credit factors) is reported in other comprehensive income.

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

As of March 31, 2021, the Company concluded that $873 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense as of March 31, 2021, compared to $1,054 for the as of December 31, 2020. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at March 31, 2021 and December 31, 2020 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following table represents a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$1,054	$—
Credit losses on securities with no previously recorded credit losses	9	2,510
Net increases (decreases) in allowance on previously impaired securities	(188)	—
Reduction due to sales	(2)	—
Writeoffs charged against allowance	—	—
Recoveries of amounts previously written off	—	—
Balance, end of period	$873	$2,510

The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2021	2020
Interest on fixed maturity securities	$9,682	$9,759
Dividends on equity securities	1,239	1,206
Equity in earnings of other invested assets	1,422	516
Interest on other assets	6	7
Total investment income	12,349	11,488
Investment expenses	817	778
Net investment income	$11,532	$10,710

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of March 31, 2021. There were no significant changes to the valuation process during the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At March 31, 2021 and December 31, 2020, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value $1,237,181 and $1,256,653, respectively. At March 31, 2021, the Company held $447 of short-term investments and at December 31, 2020, the Company held $441 of short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of March 31, 2021
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,853	$—	$1,853	$—
Obligations of states and political subdivisions	202,018	—	202,018	—
Residential mortgage-backed securities	237,402	—	237,402	—
Commercial mortgage-backed securities	132,524	—	132,524	—
Other asset-backed securities	76,415	—	76,415	—
Corporate and other securities	586,969	—	586,969	—
Short term investments	447	—	447	—
Equity securities	183,731	182,033	—	1,698
Total investment securities	$1,421,359	$182,033	$1,237,628	$1,698

	As of December 31, 2020
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,865	$—	$1,865	$—
Obligations of states and political subdivisions	222,389	—	222,389	—
Residential mortgage-backed securities	241,597	—	241,597	—
Commercial mortgage-backed securities	126,035	—	126,035	—
Other asset-backed securities	73,124	—	73,124	—
Corporate and other securities	591,643	—	591,643	—
Short term investments	441	-	441	-
Equity securities	173,096	171,398	—	1,698
Total investment securities	$1,430,190	$171,398	$1,257,094	$1,698

As of March 31, 2021 and December 31, 2020, there were approximately $32,495 and $32,158, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2021 and 2020.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

Three Months Ended March 31,
	2021	2020
	Level 3	Level 3
	Fair Value	Fair Value
	Securities	Securities
Balance at beginning of period	$1,698	$516
Net gains and losses included in earnings	—	—
Net gains included in other comprehensive income	—	—
Purchases	—	1,170
Sales	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$1,698	$1,686
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the three months ended March 31, 2021 and 2020. The Company held one Level 3 security at March 31, 2021 and March 31, 2020.

6.  Allowance for Expected Credit Losses

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

The following table presents the balances of premiums receivable, net of the allowance for expected credit losses and changes in the allowance for expected credit losses for the three months ended March 31, 2021 and 2020.

	At and For the
	Three Months Ended March 31, 2021
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$179,147	$1,754
Current period change for expected credit losses		1,768
Writeoffs of uncollectable accounts receivable		(1,338)
Balance, end of period	$170,915	$2,184

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	At and For the
	Three Months Ended March 31, 2020
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$193,369	$578
Current period change for expected credit losses		1,576
Writeoffs of uncollectable accounts receivable		(1,820)
Balance, end of period	$189,671	$334

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program and the Taxi/Limo Program, which represents 98% of the total reinsurance recoverable on paid and unpaid losses at March 31, 2021 and at December 31, 2020. The remaining 2% of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of March 31, 2021 and December 31, 2020, all reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at March 31, 2021 or December 31, 2020.

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

	Three Months Ended March 31,
	2021	2020
Reserves for losses and LAE at beginning of year	$567,581	$610,566
Less receivable from reinsurers related to unpaid losses and LAE	(106,311)	(122,372)
Net reserves for losses and LAE at beginning of year	461,270	488,194
Incurred losses and LAE, related to:
Current year	123,954	130,330
Prior years	(12,459)	(9,584)
Total incurred losses and LAE	111,495	120,746
Paid losses and LAE related to:
Current year	48,084	48,745
Prior years	55,593	72,839
Total paid losses and LAE	103,677	121,584
Net reserves for losses and LAE at end of period	469,088	487,356
Plus receivable from reinsurers related to unpaid losses and LAE	108,178	121,337
Reserves for losses and LAE at end of period	$577,266	$608,693

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $12,459 and $9,584 for the three months ended March 31, 2021 and 2020, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities. The decreases in prior years reserves during the three months ended March 31, 2021 and 2020 are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

The Company's automobile lines of business reserves decreased for the three months ended March 31, 2021 and 2020, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of March 31, 2021, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at March 31, 2021 and December 31, 2020. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at March 31, 2021 and 2020.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S. Government residential mortgage backed securities. At March 31, 2021, the Company has the ability to borrow $228,192 using eligible invested assets that would be used as collateral.

On March 17, 2020, the Company borrowed $30,000 from the FHLB-Boston for a term of five-years, bearing interest at a rate of 1.42%. Interest is payable monthly and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance with a minor penalty for prepayment. The loan is fully collateralized by specific U.S. Government residential mortgage backed securities with a fair value of $34,684. The borrowing is outstanding from the FHLB-Boston at both March 31, 2021 and December 31, 2020.

Interest expense on the FHLB-Boston borrowing was $107 and $18 for the three months ended March 31, 2021 and 2020, respectively.

10. Income Taxes

Federal income tax expense for the three months ended March 31, 2021 and 2020 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. The effective rate in 2021 was lower than the statutory rate primarily due to effects of tax-exempt investment income and the impact of stock-based compensation.

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

During the three months ended March 31, 2021, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

All tax years prior to 2017 are closed. There are no current examinations ongoing.

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

No share purchases were made by the Company under the program during the three months ended March 31, 2021. The Company purchased 143,292 shares at a cost of $10,392 during the three months ended March 31, 2020. As of March 31, 2021 and December 31, 2020, the Company has purchased 2,831,168 shares at a cost of $123,834.

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

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$1,149	$1,151

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Other information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,267	$1,282
Weighted average remaining lease term
Operating leases	7.36 Years	8.23 Years
Weighted average discount rate
Operating leases	2.34%	2.39%

Maturities of lease liabilities were as follows:

Operating Leases
2021	$3,700
2022	4,416
2023	3,986
2024	3,901
2025	3,835
Thereafter	11,569
Total lease payments	31,407
Less imputed interest	(1,606)
Total	$29,801

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

We are a leading provider of private passenger automobile, commercial automobile, homeowners and commercial other-than-auto insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 54.9% of our direct written premiums in 2020), we offer a portfolio of other insurance products, including commercial automobile (14.9% of 2020 direct written premiums), homeowners (25.0% of 2020 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 5.2% of 2020 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire, and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, and Safety P&C (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 871 in 1,095 locations throughout these three states during 2020. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier and the second largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 8.4% and 12.8% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2020 according to statistics compiled by the CAR. We are also the third largest homeowners insurance carrier in Massachusetts with a 7.0% share of the Massachusetts homeowners insurance market.

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on May 5, 2020.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. In November 2020, we formed a fourth insurance subsidiary, Safety Northeast Insurance Company, which became licensed to write insurance products in Massachusetts in January of 2021. The table below shows the amount of direct written premiums written in each state during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
Direct Written Premiums	2021	2020
Massachusetts	$184,253	$189,839
New Hampshire	7,383	7,149
Maine	601	358
Total	$192,237	$197,346

Recent Trends and Events

Beginning in March 2020, the global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions caused significant economic effects including temporary closures of many businesses and reduced consumer activity due to shelter-in-place, stay-at-home and other governmental actions. The Company continues to take actions that address the health and well-being of our employees while still serving the needs of our agents and insureds.

The immediate and long-term impacts of potential regulatory action, including rate changes on our private passenger automobile product, could affect the property and casualty insurance industry, and our future financial results, specifically the potential for an adverse impact on our ability to grow our business or to maintain our underwriting profitability. For additional information, see Part I, Item 1A — Risk Factors of our 2020 Annual Report on Form 10-K for the year ended December 31, 2020 and our statement on Forward Looking Statements.

The pandemic has resulted in fewer cars on the road, resulting in a decrease in frequency of claims, primarily in our private passenger automobile line of business. As a result, for the three months ended March 31, 2021, loss and loss adjustment expenses incurred decreased by $9,251 or 7.7%, to $111,495 from $120,746 for the comparable 2020 period.

There are many uncertainties with respect to COVID-19. For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see Part I, Item 1A — Risk Factors of our 2020 Annual Report on Form 10-K for the year ended December 31, 2020. These risks include legal challenges or legislative actions that extend business interruption coverage outside of our policy terms for business owner policies, which require direct physical loss or damage to property. As discussed in Note 8 – Commitments and Contingencies, the Company has been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our business owner policies serve eligible small and medium sized commercial accounts including but not limited to apartments and condominiums; mercantile establishments; limited cooking restaurants; offices; and special trade contractors. The majority of these business owner policies do not contain a specific exclusion for viruses. However, as viruses do not produce direct physical damage or loss to property, our position is that no coverage exists for this peril. As a result, the Company accrued a reserve of $6,500 for legal defense costs at March 31, 2021. While we will evaluate each claim based on the specific facts and circumstances involved, our business owner policies do not provide coverage for business interruption claims unless there is direct physical damage or loss to property.

Non-generally accepted accounting principals (“non-GAAP”) operating income as defined below was $28,856 for the three months ended March 31, 2021 compared to $24,182 for the comparable 2020 period. The increase in Non-GAAP operating income was primarily the result of a decrease in loss and loss adjustment expenses compared to the prior period. Non-GAAP operating income for the quarter ended March 31, 2021 was $1.93 per diluted share, compared to $1.57 per diluted share, for the comparable 2020 period.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2021 and 2020. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
New Hampshire Homeowner	May 1, 2021	2.9%
Massachusetts Private Passenger Automobile	May 1, 2020	-0.6%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2021	2020
GAAP ratios:
Loss ratio	57.8%	61.0%
Expense ratio	33.7	31.9
Combined ratio	91.5%	92.9%

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At March 31, 2021, there were 164,908 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the three months ended March 31, 2021 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS - Service	February 24, 2021	33,840	$79.27	3 years, 30%-30%-40%
RS - Performance	February 24, 2021	29,422	$79.27	3 years, cliff vesting (3)
RS	February 24, 2021	6,000	$79.27	No vesting period (2)
RS - Performance	February 24, 2021	20,038	$79.27	No vesting period (4)
(1)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.
(2)	Board of Director members must maintain stock ownership equal to at least four times their annual retainer. This requirement must be met within five years of becoming a director.
(3)	The shares represent performance-based restricted shares award. Vesting of these shares is dependent upon the attainment of pre-established performance objectives, and any difference between shares granted and shares earned at the end of the performance period will be reported at the conclusion of the performance period.
(4)	The shares represent a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the 2002 Incentive Plan.

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage during 2021 that protects us in the event of a "135-year storm" (that is, a storm of a severity expected to occur once in a 135-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan").

For 2021, we have purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000. Our reinsurers’ co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $50,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer and 80.0% of $265,000 for the 4th layer.

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

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. As a response to the exposure to catastrophe losses, on July 1, 2020, the FAIR Plan purchased $1,800,000 of catastrophe reinsurance for property losses with retention of $100,000.

At March 31, 2021, we had $126,989 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

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

Non-GAAP operating income and non-GAAP operating income per diluted share consist of our GAAP net income adjusted by the net realized gains (losses) on investments, changes in net unrealized gains on equity investments, credit loss benefit (expense) and taxes related thereto. Net income (loss) and earnings (loss) per diluted share are the GAAP financial measures that are most directly comparable to non-GAAP operating income and non-GAAP operating income per diluted share, respectively. A reconciliation of the GAAP financial measures to these non-GAAP measures is included in the financial highlights below.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2021	2020
Direct written premiums	$192,237	$197,346
Net written premiums	$184,218	$188,958
Net earned premiums	$192,850	$197,895
Net investment income	11,532	10,710
Earnings from partnership investments	4,291	1,339
Net realized gains (losses) on investments	2,875	(631)
Change in net unrealized gains on equity investments	6,207	(29,988)
Credit loss benefit (expense)	181	(2,510)
Finance and other service income	3,972	4,229
Total revenue	221,908	181,044
Loss and loss adjustment expenses	111,495	120,746
Underwriting, operating and related expenses	65,024	63,082
Interest expense	129	47
Total expenses	176,648	183,875
Income (loss) before income taxes	45,260	(2,831)
Income tax expense (benefit)	9,086	(841)
Net income (loss)	$36,174	$(1,990)
Earnings (loss) per weighted average common share:
Basic	$2.44	$(0.13)
Diluted	$2.42	$(0.13)
Cash dividends paid per common share	$0.90	$0.90

Reconciliation of Net Income (Loss) to Non-GAAP Operating Income:

Net income (loss)	$36,174	$(1,990)
Exclusions from net income (loss):
Net realized (gains) losses on investments	(2,875)	631
Change in net unrealized gains on equity investments	(6,207)	29,988
Credit loss (benefit) expense	(181)	2,510
Income tax expense (benefit) on exclusions from net income (loss)	1,945	(6,957)
Non-GAAP Operating income	$28,856	$24,182

Net income (loss) per diluted share	$2.42	$(0.13)
Exclusions from net income (loss):
Net realized (gains) losses on investments	(0.19)	0.04
Change in net unrealized gains on equity investments	(0.42)	1.95
Credit loss (benefit) expense	(0.01)	0.16
Income tax expense (benefit) on exclusions from net income (loss)	0.13	(0.45)
Non-GAAP Operating income per diluted share	$1.93	$1.57

Direct Written Premiums. Direct written premiums for the three months ended March 31, 2021 decreased by $5,109, or 2.6%, to $192,237 from $197,346 for the comparable 2020 period. The decrease is primarily in our private passenger automobile line of business and is a result of a decrease in policy counts.

Net Written Premiums. Net written premiums for the three months ended March 31, 2021 decreased by $4,740, or 2.5%, to $184,218 from $188,958 for the comparable 2020 period.

Net Earned Premiums.  Net earned premiums for the three months ended March 31, 2021 decreased by $5,045, or 2.5%, to $192,850 from $197,895 for the comparable 2020 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2021	2020
Written Premiums
Direct	$192,237	$197,346
Assumed	7,331	7,978
Ceded	(15,350)	(16,366)
Net written premiums	$184,218	$188,958

Earned Premiums
Direct	$201,055	$210,151
Assumed	8,027	9,102
Ceded	(16,232)	(21,358)
Net earned premiums	$192,850	$197,895

Net Investment Income.  Net investment income for the three months ended March 31, 2021 increased by $822, or 7.7%, to $11,532 from $10,710 for the comparable 2020 period. The increase is a result of an increase in net effective annualized yield on the investment portfolio which was 3.2% for the three months ended March 31, 2021 compared to 3.1% for the three months ended March 31, 2020. The investment portfolio’s duration was 3.3 years at March 31, 2021 compared to 3.2 years at December 31, 2020.

Earnings from Partnership Investments. Earnings from partnership investments was $4,291 for the three months ended March 31, 2021 compared to $1,339 for the comparable 2020 period. The three months ended March 31, 2021 earnings reflects an increase in investment appreciation compared to the 2020 period.

Net Realized gains (losses) on Investments.  Net realized gains on investments was $2,875 for the three months ended March 31, 2021 compared to net realized losses of $631 for the comparable 2020 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of March 31, 2021

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,820	$—	$33	$—	$1,853
Obligations of states and political subdivisions	196,353	—	5,922	(257)	202,018
Residential mortgage-backed securities (1)	227,684	—	10,047	(329)	237,402
Commercial mortgage-backed securities	127,214	—	5,670	(360)	132,524
Other asset-backed securities	75,767	—	661	(13)	76,415
Corporate and other securities	565,515	(873)	25,159	(2,832)	586,969
Subtotal, fixed maturity securities	1,194,353	(873)	47,492	(3,791)	1,237,181
Short term investments	443	—	4	—	447
Equity securities (2)	173,054	—	44,227	(1,055)	216,226
Other invested assets (4)	52,148	—	—	—	52,148
Totals	$1,419,998	$(873)	$91,723	$(4,846)	$1,506,002
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
(3)Our investment portfolio included 379 securities in an unrealized loss position at March 31, 2021.
(4)Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of March 31, 2021
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$246,886	20.0%
Aaa/Aa	319,456	25.8
A	261,153	21.1
Baa	211,433	17.1
Ba	67,857	5.5
B	95,655	7.7
Caa/Ca	5,704	0.5
Not rated	29,037	2.3
Total	$1,237,181	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of March 31, 2021, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2021.

	As of March 31, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	10,512	257	—	—	10,512	257
Residential mortgage-backed securities	35,083	329	9	—	35,092	329
Commercial mortgage-backed securities	10,715	360	—	—	10,715	360
Other asset-backed securities	3,641	13	—	—	3,641	13
Corporate and other securities	127,923	2,700	11,083	132	139,006	2,832
Subtotal, fixed maturity securities	187,874	3,659	11,092	132	198,966	3,791
Equity securities	7,856	374	3,990	681	11,846	1,055
Total temporarily impaired securities	$195,730	$4,033	$15,082	$813	$210,812	$4,846

The Company’s analysis of its fixed maturity portfolio at March 31, 2021 concluded that $873 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses at March 31, 2021. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at March 31, 2021 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended March 31, 2021 decreased by $257, or 6.1%, to $3,972 from $4,229 for the comparable 2020 period.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses incurred for the three months ended March 31, 2021 decreased by $9,251, or 7.7%, to $111,495 from $120,746 for the comparable 2020 period. The decrease is primarily due to a decrease in frequency of claims, primarily in our private passenger automobile line of business as discussed in the Recent Trends and Events section of Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our GAAP loss ratio for the three months ended March 31, 2021 decreased to 57.8% from 61.0% for the comparable 2020 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31, 2021 was 44.7% compared to 51.7% for the comparable 2020 period. Total prior year favorable development included in the pre-tax results for the three months ended March 31, 2021 was $12,459 compared to $9,584 for the comparable 2020 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended March 31, 2021 increased by $1,942, or 3.1%, to $65,024 from $63,082 for the comparable 2020 period. Our GAAP expense ratio for the three months ended March 31, 2021 increased to 33.7% from 31.9% for the comparable

2020 period. The increase is driven by costs associated with various system modernization in our claims, billing and underwriting areas and an increase in contingent commission expenses.

Interest Expense.  Interest expense was $129 for the three months ended March 31, 2021 compared to $47 for the comparable 2020 period. The credit facility commitment fee included in interest expense was $19 for the three months ended March 31, 2021 and 2020.

Income Tax Expense (Benefit).  Our effective tax rate was 20.1% and 29.7% for the quarters ended March 31, 2021 and 2020, respectively. The effective tax rate for the quarter ended March 31, 2021 was lower than the statutory rate primarily due to the effects of tax-exempt investment income and the impact of stock-based compensation. The effective tax rate for the quarter ended March 31, 2020 is higher than the statutory rate due to the impact of the change in unrealized gains on equity securities.

Net Income (Loss).   Net income for the three months ended March 31, 2021 was $36,174 compared to a net loss of $1,990 for the comparable 2020 period. The three months ended March 31, 2020 was affected by the market volatility associated with the onset of the COVID-19 pandemic which caused a significant decrease in the change in unrealized gains on equity investments.

Non-GAAP Operating Income. Non-GAAP operating income as defined above was $28,856 for the three months ended March 31, 2021 compared to $24,182 for the comparable 2020 period. The increase in Non-GAAP operating income was primarily the result of a decrease in loss and loss adjustment expenses compared to the prior period.

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

Net cash provided by operating activities was $12,523 during the three months ended March 31, 2021 compared to net cash used for operating activities of $28,515 during the three months ended March 31, 2020. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Net cash used for operating activities during the three months ended March 31, 2020 was the result of the timing of expense payments and changes in other liabilities which is driven by the reclassification of cash to offset outstanding claims checks. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash used for investing activities was $814 during the three months ended March 31, 2021 compared to net cash provided by investing activities of $20,296 during the three months ended March 31, 2020. Fixed maturities, equity securities, and other invested assets purchased were $80,439 for the three months ended March 31, 2021 compared to $47,813 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $82,498 during the three months ended March 31, 2021 compared to $71,086 for the comparable prior year period.

Net cash used for financing activities was $13,915 during the three months ended March 31, 2021 compared to net cash provided by financing activities of $5,379 during the three months ended March 31, 2020. The net cash used for financing activities during the three months ended March 31, 2021 consisted of dividend payments to shareholders. The net cash provided by financing activities during the three months ended March 31, 2020 was primarily driven by proceeds from the FHLB-Boston loan. On March 17, 2020, the Company borrowed $30,000 from the FHLB-Boston for a term of five years, bearing interest at a rate of 1.42%. Interest is payable monthly and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance. The proceeds from this borrowing were partially offset by dividend payments to shareholders and share buybacks during the three months ended March 31, 2020.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2020, the statutory surplus of Safety Insurance was $754,066, and its statutory net income for 2020 was $121,446. As a result, a maximum of $121,446 is available in 2021 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $632,620 at December 31, 2020. During the three months ended March 31, 2021, Safety Insurance paid dividends to Safety of $12,408.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2021 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 16, 2021	March 5, 2021	March 15, 2021	$0.90	$13,459

On May 5, 2021, our Board approved and declared a quarterly cash dividend of $0.90 per share which will be paid on June 15, 2021 to shareholders of record on June 1, 2021. We plan to continue to declare and pay quarterly cash dividends in 2021, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  As of March 31, 2021, the Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of March 31, 2021 and December 31, 2020, the Company had purchased 2,831,168 shares of common stock at a cost of $123,834.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $438,017 to $488,601 as of March 31, 2021. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $469,088 as of March 31, 2021.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2021.

	As of March 31, 2021
Line of Business	Low	Recorded	High
Private passenger automobile	$167,590	$179,598	$181,798
Commercial automobile	97,954	104,356	106,663
Homeowners	98,183	101,741	104,667
All other	74,290	83,393	95,473
Total	$438,017	$469,088	$488,601

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31, 2021.

	As of March 31, 2021
Line of Business	Case	IBNR	Total
Private passenger automobile	$208,938	$(29,347)	$179,591
CAR assumed private passenger auto	1	7	8
Commercial automobile	58,831	12,664	71,495
CAR assumed commercial automobile	18,670	14,190	32,860
Homeowners	85,881	5,654	91,535
FAIR Plan assumed homeowners	3,465	6,741	10,206
All other	43,973	39,420	83,393
Total net reserves for losses and LAE	$419,759	$49,329	$469,088

At March 31, 2021, our total IBNR reserves for our private passenger automobile line of business was comprised of ($43,867) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $14,520 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 43.2% of our total reserves for CAR assumed commercial automobile business as of March 31, 2021, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 66.0% of our total reserves for FAIR Plan assumed homeowners at March 31, 2021, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of March 31, 2021.

	As of March 31, 2021
Line of Business	Retained	Assumed	Net
Private passenger automobile	$179,591
CAR assumed private passenger automobile		$8
Net private passenger automobile			$179,599
Commercial automobile	71,495
CAR assumed commercial automobile		32,860
Net commercial automobile			104,355
Homeowners	91,535
FAIR Plan assumed homeowners		10,206
Net homeowners			101,741
All other	83,393	—	83,393
Total net reserves for losses and LAE	$426,014	$43,074	$469,088

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the three months ended March 31, 2021, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $1,929. Each 1 percentage-point change in the loss and loss expense ratio would have had a $1,523 effect on net income, or $0.10 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31, 2021. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(3,592)	$(1,796)	$—
Estimated increase in net income	2,838	1,419	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,796)	—	1,796
Estimated increase (decrease) in net income	1,419	—	(1,419)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,796	3,592
Estimated decrease in net income	—	(1,419)	(2,838)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,430)	(715)	—
Estimated increase in net income	1,130	565	—
No Change in Severity
Estimated (decrease) increase in reserves	(715)	—	715
Estimated increase (decrease) in net income	565	—	(565)
+1 Percent Change in Severity
Estimated increase in reserves	—	715	1,430
Estimated decrease in net income	—	(565)	(1,130)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,831)	(915)	—
Estimated increase in net income	1,446	723	—
No Change in Severity
Estimated (decrease) increase in reserves	(915)	—	915
Estimated increase (decrease) in net income	723	—	(723)
+1 Percent Change in Severity
Estimated increase in reserves	—	915	1,831
Estimated decrease in net income	—	(723)	(1,446)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,668)	(834)	—
Estimated increase in net income	1,318	659	—
No Change in Severity
Estimated (decrease) increase in reserves	(834)	—	834
Estimated increase (decrease) in net income	659	—	(659)
+1 Percent Change in Severity
Estimated increase in reserves	—	834	1,668
Estimated decrease in net income	—	(659)	(1,318)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2021. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$—	$—
Estimated increase (decrease) in net income	—	—
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(329)	329
Estimated increase (decrease) in net income	260	(260)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(102)	102
Estimated increase (decrease) in net income	81	(81)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $12,459 and $9,584 during the three months ended March 31, 2021 and 2020, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2021 and 2020. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Three Months Ended March 31,
Accident Year	2021	2020
2011 & prior	$(61)	$(225)
2012	(347)	(396)
2013	(134)	1
2014	(89)	(525)
2015	(490)	(875)
2016	70	(2,442)
2017	(1,732)	(1,949)
2018	(2,637)	(2,238)
2019	(4,353)	(935)
2020	(2,686)	—
All prior years	$(12,459)	$(9,584)

The decreases in prior years’ reserves during the three months ended March 31, 2021 and 2020 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2021 decrease is composed of reductions of $3,872 in our retained private passenger automobile reserves, $723 in our retained commercial automobile reserves, $3,492 in our retained homeowners reserves and $2,404 our retained other lines reserves. The 2020 decrease is primarily composed of reductions of $3,950 in our retained private passenger automobile reserves, $755 in our retained commercial automobile reserves, $3,864 in our retained homeowners reserves and $675 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses March 31, 2021.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2011 & prior	$(15)	$(2)	$(1)	$(43)	$(61)
2012	(158)	—	—	(189)	(347)
2013	(1)	(1)	—	(132)	(134)
2014	11	124	(1)	(223)	(89)
2015	19	222	(352)	(379)	(490)
2016	11	(51)	(12)	122	70
2017	(38)	(616)	(659)	(419)	(1,732)
2018	(781)	(621)	(655)	(580)	(2,637)
2019	(1,546)	(488)	(1,855)	(464)	(4,353)
2020	(1,374)	(873)	(342)	(97)	(2,686)
All prior years	$(3,872)	$(2,306)	$(3,877)	$(2,404)	$(12,459)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the three months ended March 31, 2021 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2011 & prior	$(15)	$(2)	$(1)	$(43)	$(61)
2012	(158)	—	—	(189)	(347)
2013	(1)	(1)	—	(132)	(134)
2014	11	124	(1)	(223)	(89)
2015	19	222	(352)	(379)	(490)
2016	11	(11)	9	122	131
2017	(38)	(421)	(616)	(419)	(1,494)
2018	(781)	(388)	(608)	(580)	(2,357)
2019	(1,546)	(34)	(1,695)	(464)	(3,739)
2020	(1,374)	(212)	(228)	(97)	(1,911)
All prior years	$(3,872)	$(723)	$(3,492)	$(2,404)	$(10,491)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the three months ended March 31, 2021.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2011 & prior	$—	$—	$—	$—
2012	—	—	—	—
2013	—	—	—	—
2014	—	—	—	—
2015	—	—	—	—
2016	—	(40)	(21)	(61)
2017	—	(195)	(43)	(238)
2018	—	(233)	(47)	(280)
2019	—	(454)	(160)	(614)
2020	—	(661)	(114)	(775)
All prior years	$—	$(1,583)	$(385)	$(1,968)

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

For fixed maturities that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the expected credit loss component of the impairment from the amount related to all other factors. The expected credit loss component is recognized as an allowance for expected credit losses. The allowance is adjusted for any additional credit losses and subsequent recoveries, which are booked in income as either credit loss expense or credit loss benefit, respectively. Upon recognizing a credit loss, the cost basis is not adjusted. The impairment related to all other factors (non-credit factors) is reported in other comprehensive income.

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to:

●	The competitive nature of our industry and the possible adverse effects of such competition;
●	Conditions for business operations and restrictive regulations in Massachusetts;

●	The possibility of losses due to claims resulting from severe weather;
●	The possibility that the Commissioner may approve future Rule changes that change the operation of the residual market;
●	The possibility that existing insurance-related laws and regulations will become further restrictive in the future;
●	Our possible need for and availability of additional financing, and our dependence on strategic relationships, among others;
●	The effects of emerging claim and coverage issues on the Company’s business are uncertain, and court decisions or legislative or regulatory changes that take place after the Company issues its policies, including those taken in response to COVID-19 (such as requiring insurers to cover business interruption claims irrespective of terms or other conditions included in the policies that would otherwise preclude coverage), can result in an unexpected increase in the number of claims and have a material adverse impact on the Company's results of operations;
●	The possibility that civil litigation and/or state insurance regulators may require additional premium relief payouts related to COVID-19;
●	The impact of COVID-19 and related risks, including on the Company's employees, agents or other key partners, could materially affect the Company's results of operations, financial position and/or liquidity; and
●	Other risks and factors identified from time to time in our reports filed with the SEC. Refer to Part I, Item 1A — Risk Factors of our 2020 Annual Report on Form 10-K for the year ended December 31, 2020.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of March 31, 2021
Estimated fair value	$1,275,685	$1,237,181	$1,198,229
Estimated increase (decrease) in fair value	$38,504	$—	$(38,952)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At March 31, 2021, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2021, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings - Please see “Item 1 — Financial Statements - Note 8, Commitments and Contingencies.”

Item 1A.  Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2020 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  The Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No share repurchases were made by the Company during the three months ended March 31, 2021.

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

May 7, 2021	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer