Form 10-Q
period 2021-06-30
SAFETY INSURANCE GROUP INC
filed 2021-08-06
CIK 1172052

the

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ◻  No ☒

As of August 4, 2021 there were 14,982,405 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,187,050 and $1,189,951, allowance for expected credit losses of $680 and $1,054)	$1,235,680	$1,256,653
Short term investments, at fair value (cost: $0 and $441)	—	441
Equity securities, at fair value (cost: $181,287 and $168,289)	233,114	205,254
Other invested assets	52,580	45,239
Total investments	1,521,374	1,507,587
Cash and cash equivalents	82,364	53,769
Accounts receivable, net of allowance for expected credit losses of $2,192 and $1,754	183,222	179,147
Receivable for securities sold	12,598	1,311
Accrued investment income	7,307	8,045
Taxes recoverable	—	279
Receivable from reinsurers related to paid loss and loss adjustment expenses	10,389	13,432
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	101,107	106,311
Ceded unearned premiums	23,725	22,406
Deferred policy acquisition costs	74,432	74,962
Equity and deposits in pools	34,765	30,429
Operating lease right-of-use-assets	28,573	31,000
Other assets	28,047	25,595
Total assets	$2,107,903	$2,054,273

Liabilities
Loss and loss adjustment expense reserves	$576,951	$567,581
Unearned premium reserves	427,115	421,901
Accounts payable and accrued liabilities	58,247	79,486
Payable for securities purchased	26,259	7,144
Payable to reinsurers	11,214	8,236
Deferred income taxes	11,915	17,611
Taxes payable	4,965	—
Debt	30,000	30,000
Operating lease liabilities	28,573	31,000
Other liabilities	12,365	6,635
Total liabilities	1,187,604	1,169,594

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,813,573 and 17,724,866 shares issued	178	178
Additional paid-in capital	213,079	209,779
Accumulated other comprehensive income, net of taxes	38,955	53,527
Retained earnings	791,921	745,029
Treasury stock, at cost: 2,831,168 shares	(123,834)	(123,834)
Total shareholders’ equity	920,299	884,679
Total liabilities and shareholders’ equity	$2,107,903	$2,054,273

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net earned premiums	$194,297	$181,902	$387,147	$379,797
Net investment income	9,774	9,916	21,306	20,626
Earnings (losses) from partnership investments	2,614	(3,449)	6,905	(2,110)
Net realized gains (losses) on investments	3,406	(721)	6,281	(1,352)
Change in net unrealized gains on equity securities	8,654	16,828	14,861	(13,160)
Credit loss benefit (expense)	193	39	374	(2,471)
Finance and other service income	3,937	3,255	7,909	7,484
Total revenue	222,875	207,770	444,783	388,814

Losses and loss adjustment expenses	110,161	90,974	221,656	211,720
Underwriting, operating and related expenses	65,089	63,514	130,113	126,596
Interest expense	130	130	259	177
Total expenses	175,380	154,618	352,028	338,493

Income before income taxes	47,495	53,152	92,755	50,321
Income tax expense	9,828	10,658	18,914	9,817
Net income	$37,667	$42,494	$73,841	$40,504

Earnings per weighted average common share:
Basic	$2.50	$2.80	$4.96	$2.66
Diluted	$2.49	$2.78	$4.93	$2.64

Cash dividends paid per common share	$0.90	$0.90	$1.80	$1.80

Number of shares used in computing earnings per share:
Basic	14,983,365	15,120,039	14,817,312	15,175,409
Diluted	15,079,495	15,237,295	14,913,561	15,292,186

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$37,667	$42,494	$73,841	$40,504

Other comprehensive income, net of tax:
Unrealized holding gains (losses) during the period, net of income tax expense (benefit) of $1,892, $9,391, ($2,555) and $3,467.	7,119	35,328	(9,610)	13,044
Reclassification adjustment for net realized (gains) losses on investments included in net income, net of income tax (expense) benefit of ($715), $152, ($1,319) and $284.	(2,691)	570	(4,962)	1,068
Other comprehensive income (loss), net of tax:	4,428	35,898	(14,572)	14,112

Comprehensive income	$42,095	$78,392	$59,269	$54,616

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2019	$177	$202,321	$28,190	$661,553	$(83,835)	$808,406
Net loss, January 1 to March 31, 2020	—	—	—	(1,990)	—	(1,990)
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(21,786)	—	—	(21,786)
Restricted share awards issued	—	528	—	—	—	528
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,215	—	—	—	1,215
Dividends paid and accrued	—	—	—	(13,872)	—	(13,872)
Acquisition of treasury stock	—	—	—	—	(10,392)	(10,392)
Balance at March 31, 2020	177	204,064	6,404	645,691	(94,227)	762,109
Net income, April 1 to June 30, 2020	—	—	—	42,494	—	42,494
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	35,898	—	—	35,898
Recognition of employee share-based compensation, net of deferred federal income taxes	—	2,066	—	—	—	2,066
Dividends paid and accrued	—	—	—	(13,836)	—	(13,836)
Acquisition of treasury stock	—	—	—	—	(11,753)	(11,753)
Balance at June 30, 2020	$177	$206,130	$42,302	$674,349	$(105,980)	$816,978

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (Loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2020	$178	$209,779	$53,527	$745,029	$(123,834)	$884,679
Net income, January 1 to March 31, 2021	—	—	—	36,174		36,174
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(19,000)	—	—	(19,000)
Restricted share awards issued	—	475	—	—	—	475
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,384	—	—	—	1,384
Dividends paid and accrued	—	—	—	(13,459)	—	(13,459)
Balance at March 31, 2021	178	211,638	34,527	767,744	(123,834)	890,253
Net income, April 1 to June 30, 2021	—	—	—	37,667	—	37,667
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	4,428	—	—	4,428
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,441	—	—	—	1,441
Dividends paid and accrued	—	—	—	(13,490)	—	(13,490)
Balance at June 30, 2021	$178	$213,079	$38,955	$791,921	$(123,834)	$920,299

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$73,841	$40,504
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	2,057	3,253
Fixed Asset depreciation, net	3,416	3,278
Stock based compensation	3,300	3,810
Credit for deferred income taxes	(1,822)	(5,028)
Net realized (gains) losses on investments	(6,281)	1,352
Credit loss (benefit) expense	(374)	2,471
(Earnings) losses from partnership investments	(3,655)	6,866
Change in net unrealized gains on equity securities	(14,861)	13,160
Changes in assets and liabilities:
Accounts receivable	(4,075)	(5,987)
Accrued investment income	738	404
Receivable from reinsurers	8,247	1,295
Ceded unearned premiums	(1,319)	9,109
Deferred policy acquisition costs	530	(3,063)
Taxes recoverable/payable	5,244	592
Other assets	(4,780)	(5,732)
Loss and loss adjustment expense reserves	9,370	(10,819)
Unearned premium reserves	5,214	(2,212)
Accounts payable and accrued liabilities	(20,908)	(14,362)
Payable to reinsurers	2,978	(1,117)
Other liabilities	5,730	(12,545)
Net cash provided by operating activities	62,590	25,229

Cash flows from investing activities:
Fixed maturities purchased	(163,779)	(83,172)
Equity securities purchased	(21,973)	(30,611)
Other invested assets purchased	(6,689)	(5,291)
Proceeds from sales and paydowns of fixed maturities	75,824	63,228
Proceeds from maturities, redemptions, and calls of fixed maturities	100,104	40,366
Proceed from sales of equity securities	11,740	15,758
Proceeds from other invested assets redeemed	3,483	158
Fixed assets purchased	(5,425)	(5,326)
Net cash used for investing activities	(6,715)	(4,890)

Cash flows from financing activities:
Proceeds from FHLB loan	—	30,000
Dividends paid to shareholders	(27,280)	(27,844)
Acquisition of treasury stock	—	(22,145)
Net cash used for financing activities	(27,280)	(19,989)

Net increase in cash and cash equivalents	28,595	350
Cash and cash equivalents at beginning of year	53,769	44,407
Cash and cash equivalents at end of period	$82,364	$44,757

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$12,190	$11,080
Interest	$253	$134

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

1. Basis of Presentation

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

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

The financial information for the three and six months ended June 30, 2021 and 2020 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2020 is derived from the audited financial statements included in the Company's 2020 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2021.

These unaudited interim consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on February 26, 2021.

The Company is a leading provider of property and casualty insurance focused primarily on the Massachusetts market. The Company’s principal product line is automobile insurance. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company and Safety Northeast Insurance Company (together referred to as the “Insurance Subsidiaries”).

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

Management has assessed and concluded that there were no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements were issued.

2. Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of Accounting Standards Codification (“ASC”) 740, including exceptions to intra-period tax allocation where there is a loss from continuing operations, foreign subsidiary treatment and for calculating interim income taxes when the year-to-date loss exceeds the anticipated loss. The update also clarifies and amends existing guidance related to changes in tax laws, business combinations, employee stock plans, among others. The Company adopted the ASU effective January 1, 2021. As a result of adoption, there was no impact on the Company’s financial position, results of operations, cash flows, or disclosures.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

On March 20, 2019, the SEC adopted amendments to Regulation S-K and related rules and forms to modernize and simplify certain disclosure requirements for public companies. The amendments are intended to reduce the costs and burdens of the disclosure process and while continuing to require disclosure of all material information. The amended rules generally were effective on May 2, 2019 and reduced disclosures but some provisions added new requirements. On August 26, 2020, the SEC adopted additional amendments to Regulation S-K to modernize certain disclosure requirements relating to the description of business, legal proceedings and risk factors which are required to be disclosed in the Form 10-K. The amended rules were effective for filings on or after November 9, 2020. The adoption of the new rules did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

3. Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted earnings per share amounts are based on the weighted average number of common shares including non-vested performance stock grants.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$37,667	$42,494	$73,841	$40,504
Allocation of income for participating shares	(166)	(195)	(310)	(190)
Net income from continuing operations attributed to common shareholders	$37,501	$42,299	$73,531	$40,314
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	15,049,378	15,189,442	14,883,635	15,247,100
Less: weighted average participating shares	(66,013)	(69,403)	(66,323)	(71,691)
Basic earnings per share denominator	14,983,365	15,120,039	14,817,312	15,175,409
Common equivalent shares- non-vested performance stock grants	96,130	117,256	96,249	116,777
Diluted earnings per share denominator	15,079,495	15,237,295	14,913,561	15,292,186

Basic earnings per share	$2.50	$2.80	$4.96	$2.66
Diluted earnings per share	$2.49	$2.78	$4.93	$2.64

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$2.50	$2.80	$4.96	$2.66
Dividends declared	(0.90)	(0.90)	(1.80)	(1.80)
Undistributed earnings	$1.60	$1.90	$3.16	$0.86

Net income from continuing operations attributable to common shareholders -Diluted	$2.49	$2.78	$4.93	$2.64
Dividends declared	(0.90)	(0.90)	(1.80)	(1.80)
Undistributed earnings	$1.59	$1.88	$3.13	$0.84

Diluted EPS excludes non-vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive shares related to non-vested stock grants for the three and six months ended June 30, 2021. There were 2,310 and 106 anti-dilutive shares related to non-vested stock grants for the three and six months ended June 30, 2020, respectively.

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At June 30, 2021, there were 164,908 shares available for future grant.

Accounting and Reporting for Stock-Based Awards

ASC 718, Compensation — Stock Compensation, requires the Company to measure and recognize the cost of employee services received in exchange for an award of equity instruments. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

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

The following table summarizes restricted stock activity under the 2018 Plan during the six months ended June 30, 2021 assuming a target payout for the 2021 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	66,550	$85.16	71,964		$84.94
Granted	39,840	79.27	49,460	(1)	77.56
Vested and unrestricted	(40,763)	80.82	(48,666)		75.05
Forfeited	(253)	79.27	(340)		87.43
Outstanding at end of period	65,374	$84.30	72,418		$86.53
(1)	Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the 2002 Incentive Plan.

As of June 30, 2021, there was $8,939 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years.  The total fair value of the shares that were vested and unrestricted during the six months ended June 30, 2021 and 2020 was $6,947 and $6,493, respectively.  For the six months ended June 30, 2021 and 2020, the Company recorded compensation expense related to restricted stock of $2,607 and $3,010, net of income tax benefits of $693 and $800, respectively, within Underwriting, operating and related expenses on the Consolidated Statements of Operations.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short term investments and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of June 30, 2021

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,820	$—	$26	$—	$1,846
Obligations of states and political subdivisions	163,029	—	6,138	(84)	169,083
Residential mortgage-backed securities (1)	232,937	—	8,596	(585)	240,948
Commercial mortgage-backed securities	128,042	—	7,099	(162)	134,979
Other asset-backed securities	87,070	—	764	(6)	87,828
Corporate and other securities	574,152	(680)	28,870	(1,346)	600,996
Subtotal, fixed maturity securities	1,187,050	(680)	51,493	(2,183)	1,235,680
Equity securities (2)	181,287	—	52,409	(582)	233,114
Other invested assets (4)	52,580	—	—	—	52,580
Totals	$1,420,917	$(680)	$103,902	$(2,765)	$1,521,374

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	As of December 31, 2020

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,821	$—	$44	$—	$1,865
Obligations of states and political subdivisions	214,647	—	7,745	(3)	222,389
Residential mortgage-backed securities (1)	229,910	—	11,701	(14)	241,597
Commercial mortgage-backed securities	115,575	—	10,460	—	126,035
Other asset-backed securities	72,756	—	531	(163)	73,124
Corporate and other securities	555,242	(1,054)	38,415	(960)	591,643
Subtotal, fixed maturity securities	1,189,951	(1,054)	68,896	(1,140)	1,256,653
Short term investments	441	—	—	—	441
Equity securities (2)	168,289	—	38,676	(1,711)	205,254
Other invested assets (4)	45,239	—	—	—	45,239
Totals	$1,403,920	$(1,054)	$107,572	$(2,851)	$1,507,587
(1)	Residential mortgage-backed securities consisted primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities included common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 304 and 270 securities in an unrealized loss position at June 30, 2021 and December 31, 2020, respectively.
(4)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2021
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$91,577	$92,400
Due after one year through five years	237,943	248,771
Due after five years through ten years	356,642	374,351
Due after ten years through twenty years	51,418	54,462
Due after twenty years	1,421	1,941
Asset-backed securities	448,049	463,755
Totals	$1,187,050	$1,235,680

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross realized gains
Fixed maturity securities	$887	$139	$2,133	$1,028
Equity securities	3,379	1,295	5,152	2,871
Gross realized losses
Fixed maturity securities	(853)	(1,096)	(910)	(1,397)
Equity securities	(7)	(1,059)	(94)	(3,854)
Net realized gains (loss) on investments	$3,406	$(721)	$6,281	$(1,352)

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

The following tables as of June 30, 2021 and December 31, 2020 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	3,791	84	—	—	3,791	84
Residential mortgage-backed securities	47,891	585	9	—	47,900	585
Commercial mortgage-backed securities	5,894	162	—	—	5,894	162
Other asset-backed securities	3,236	6	—	—	3,236	6
Corporate and other securities	97,991	1,266	8,460	80	106,451	1,346
Subtotal, fixed maturity securities	158,803	2,103	8,469	80	167,272	2,183
Equity securities	8,700	399	1,088	183	9,788	582
Total temporarily impaired securities	$167,503	$2,502	$9,557	$263	$177,060	$2,765

	As of December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	1,047	3	—	—	1,047	3
Residential mortgage-backed securities	8,569	14	9	—	8,578	14
Commercial mortgage-backed securities	—	—	—	—	—	—
Other asset-backed securities	26,959	84	9,004	79	35,963	163
Corporate and other securities	62,882	863	6,774	97	69,656	960
Subtotal, fixed maturity securities	99,457	964	15,787	176	115,244	1,140
Equity securities	10,708	986	2,293	725	13,001	1,711
Total temporarily impaired securities	$110,165	$1,950	$18,080	$901	$128,245	$2,851

At June 30, 2021, U.S. Government residential mortgage backed securities with a fair value of $36,605 are pledged as collateral for a borrowing with the Federal Home Loan Bank of Boston (“FHLB-Boston”) as described in Note 9 – Debt. These securities are included in fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

As of June 30, 2021, the Company concluded that $680 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense as of June 30, 2021, compared to $1,054 as of December 31, 2020. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at June 30, 2021 and December 31, 2020 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following tables represent a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$873	$2,510	$1,054	$—
Credit losses on securities with no previously recorded credit losses	—	—	9	2,471
Net increases (decreases) in allowance on previously impaired securities	(35)	(39)	(223)	—
Reduction due to sales	(158)	—	(160)	—
Writeoffs charged against allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Balance, end of period	$680	$2,471	$680	$2,471

The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest on fixed maturity securities	$8,002	$9,667	$17,684	$19,426
Dividends on equity securities	1,180	1,034	2,419	2,240
Equity in earnings of other invested assets	1,425	9	2,847	525
Interest on other assets	5	7	11	14
Total investment income	10,612	10,717	22,961	22,205
Investment expenses	838	801	1,655	1,579
Net investment income	$9,774	$9,916	$21,306	$20,626

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosure, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information.  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price).  ASC 820 establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”).  The fair value hierarchy in ASC 820 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

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

The Company’s Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets.  The Company’s Level 2 securities are comprised of available-for-sale fixed maturity securities whose fair value was determined using observable market inputs.  The Company’s Level 3 security consists of an investment in the FHLB-Boston related to Safety Insurance Company’s membership stock, which is not redeemable in a short-term time frame.  Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs.  Investments valued using these inputs include U.S. Treasury securities, obligations of states and political subdivisions, corporate and other securities, commercial and residential mortgage-backed securities, and other asset-backed securities.  Inputs into the fair value application that are utilized by asset class include but are not limited to:

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of June 30, 2021. There were no significant changes to the valuation process during the six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At June 30, 2021 and December 31, 2020, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,235,680 and $1,256,653, respectively. At June 30, 2021, the Company held no short-term investments and at December 31, 2020, the Company held $441 of short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of June 30, 2021
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,846	$—	$1,846	$—
Obligations of states and political subdivisions	169,083	—	169,083	—
Residential mortgage-backed securities	240,948	—	240,948	—
Commercial mortgage-backed securities	134,979	—	134,979	—
Other asset-backed securities	87,828	—	87,828	—
Corporate and other securities	600,996	—	600,996	—
Equity securities	199,679	197,981	—	1,698
Total investment securities	$1,435,359	$197,981	$1,235,680	$1,698

	As of December 31, 2020
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,865	$—	$1,865	$—
Obligations of states and political subdivisions	222,389	—	222,389	—
Residential mortgage-backed securities	241,597	—	241,597	—
Commercial mortgage-backed securities	126,035	—	126,035	—
Other asset-backed securities	73,124	—	73,124	—
Corporate and other securities	591,643	—	591,643	—
Short term investments	441	-	441	-
Equity securities	173,096	171,398	—	1,698
Total investment securities	$1,430,190	$171,398	$1,257,094	$1,698

As of June 30, 2021 and December 31, 2020, there were approximately $33,435 and $32,158, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its audited financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2021 and 2020.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$1,698	$1,686	$1,698	$516
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	—	12	—	1,182
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$1,698	$1,698	$1,698	$1,698
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the three and six months ended June 30, 2021 and 2020, respectively. The Company held one Level 3 security at June 30, 2021 and June 30, 2020.

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses and changes in the allowance for expected credit losses for the three and six months ended June 30, 2021 and 2020.

	At and For the		At and For the
	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$170,915	$2,184	$189,671	$334
Current period change for expected credit losses		331		626
Writeoffs of uncollectable accounts receivable		(323)		(46)
Balance, end of period	$183,222	$2,192	$199,356	$914

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	At and For the		At and For the
	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$179,147	$1,754	$193,369	$578
Current period change for expected credit losses		2,099		2,202
Writeoffs of uncollectable accounts receivable		(1,661)		(1,866)
Balance, end of period	$183,222	$2,192	$199,356	$914

Reinsurance recoverables include amounts due from reinsurers for both paid and unpaid losses. The Company cedes insurance to Commonwealth Automobile Reinsurers (“CAR”) and to other reinsurers. The Company has a property catastrophe excess of loss agreement and a casualty excess of loss agreement that qualify as reinsurance treaties and are designed to protect against large or unusual loss and loss adjustment expenses (“LAE”) activity. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company reports its reinsurance recoverables net of an allowance for estimated uncollectable reinsurance. A probability-of-default methodology which reflects current and forecasted economic conditions is used to estimate the amount of uncollectible reinsurance due to credit-related factors and the estimate is reported in an allowance for estimated uncollectible reinsurance. Amounts deemed to be uncollectible, including amounts due from known insolvent reinsurers, are written off against the allowance. Changes in the allowance, as well as any subsequent collections of amounts previously written off, are reported as part of losses and loss adjustment expenses.

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program and the Taxi/Limo Program, which represents 98% of the total reinsurance recoverable on paid and unpaid losses at June 30, 2021 and December 31, 2020. The remaining 2% of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of June 30, 2021 and December 31, 2020, all reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at June 30, 2021 or December 31, 2020.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

7.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Six Months Ended June 30,
	2021	2020
Reserves for losses and LAE at beginning of year	$567,581	$610,566
Less receivable from reinsurers related to unpaid losses and LAE	(106,311)	(122,372)
Net reserves for losses and LAE at beginning of year	461,270	488,194
Incurred losses and LAE, related to:
Current year	247,464	231,048
Prior years	(25,808)	(19,328)
Total incurred losses and LAE	221,656	211,720
Paid losses and LAE related to:
Current year	120,115	105,043
Prior years	86,967	111,502
Total paid losses and LAE	207,082	216,545
Net reserves for losses and LAE at end of period	475,844	483,369
Plus receivable from reinsurers related to unpaid losses and LAE	101,107	116,378
Reserves for losses and LAE at end of period	$576,951	$599,747

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $25,808 and $19,328 for the six months ended June 30, 2021 and 2020, respectively, and resulted from re-estimations of prior year’s ultimate loss and LAE liabilities. The decreases in prior years reserves during the six months ended June 30, 2021 and 2020, are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

The Company's automobile lines of business reserves decreased for the six months ended June 30, 2021 and 2020, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

8.  Commitments and Contingencies

As part of the Company’s investment activity, we have committed $135,000 to investments in limited partnerships. The Company has contributed $68,144 to these commitments as of June 30, 2021. As of June 30, 2021, the remaining committed capital that could be called is $70,793, which includes potential recallable capital distributions.

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

The Company has been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our business owner policies serve eligible small and medium sized commercial accounts including but not limited to apartments and condominiums; mercantile establishments; limited cooking restaurants; offices; and special trade contractors. The majority of these business owner policies do not contain a specific exclusion for viruses. However, as viruses do not produce direct

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

physical damage or loss to property, our position is that no coverage exists for this peril. As a result, the Company accrued a reserve of $6,500 for legal defense costs during the year ended December 31, 2020. This amount is still accrued as of June 30, 2021.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of June 30, 2021, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at June 30, 2021 and December 31, 2020. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at June 30, 2021 and 2020.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities. At June 30, 2021, the Company has the ability to borrow $225,579 using eligible invested assets that would be used as collateral.

On March 17, 2020, the Company borrowed $30,000 from the FHLB-Boston for a term of five-years, bearing interest at a rate of 1.42%. Interest is payable monthly and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance with a minor penalty for prepayment

The Company estimates the fair value of the FHLB-Boston loan by discounting cash flows using the interest rate stated in the loan agreement, which is an observable input. As such, the loan is categorized as Level 2 within the fair value hierarchy. The fair value of the loan is $31,183 and $31,291 at June 30, 2021 and December 31, 2020, respectively. The loan is fully collateralized by specific U.S. Government residential mortgage-backed securities with a fair value of $36,605 and $37,467 at June 30, 2021 and December 31, 2020, respectively. The borrowing is outstanding from the FHLB-Boston at June 30, 2021 and December 31, 2020.

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

Interest expense on the FHLB-Boston borrowing was $107 for the three months ended June 30, 2021 and 2020, respectively and $214 and $125 for the six months ended June 30, 2021 and 2020, respectively.

10. Income Taxes

Federal income tax expense for the six months ended June 30, 2021 and 2020 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. The effective rate in 2021 was lower than the statutory rate primarily due to effects of tax-exempt investment income and the impact of stock-based compensation.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the six months ended June 30, 2021, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

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

No share purchases were made by Company under the program during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company purchased 158,552 and 301,844 shares, respectively, at a cost of $11,753 and $22,145, respectively. As of June 30, 2021 and December 31, 2020, the Company has purchased 2,831,168 shares at a cost of $123,834.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

Safety Insurance Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$1,148	$1,147	$2,296	$2,298

Other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,267	$1,263	$2,534	$2,545
Weighted average remaining lease term
Operating leases			7.16 Years	8.01 Years
Weighted average discount rate
Operating leases			2.35%	2.37%

Maturities of lease liabilities were as follows:

Operating Leases
2021	$2,449
2022	4,415
2023	3,986
2024	3,901
2025	3,835
Thereafter	11,572
Total lease payments	30,158
Less imputed interest	(1,585)
Total	$28,573

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

We are a leading provider of private passenger automobile, commercial automobile, homeowners and commercial other-than-auto insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 54.9% of our direct written premiums in 2020), we offer a portfolio of other insurance products, including commercial automobile (14.9% of 2020 direct written premiums), homeowners (25.0% of 2020 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 5.2% of 2020 direct written premiums). Operating exclusively in Massachusetts, New Hampshire, and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, Safety P&C and Safety Northeast (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 871 in 1,095 locations throughout these three states at December 31, 2020. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier and the second largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 8.4% and 12.8% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2020 according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”). We are also the third largest homeowners insurance carrier in Massachusetts with a 7.0% share of the Massachusetts homeowners insurance market.

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on May 12, 2021.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. In November 2020, we formed a fourth insurance subsidiary, Safety Northeast, which became licensed to write insurance products in Massachusetts in January of 2021. The table below shows the amount of direct written premiums written in each state during the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
Direct Written Premiums	2021	2020	2021	2020
Massachusetts	$208,082	$197,193	$392,334	$387,033
New Hampshire	8,526	7,730	15,909	14,879
Maine	625	378	1,227	735
Total	$217,233	$205,301	$409,470	$402,647

Recent Trends and Events

Beginning in March 2020, the global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions caused significant economic effects including temporary closures of many businesses and reduced consumer activity due to shelter-in-place, stay-at-home and other governmental actions. The Company continues to take actions that address the health and well-being of our employees while still serving the needs of our agents and insureds. The immediate and long-term impacts of potential regulatory action, including rate changes, could affect the property and casualty insurance industry, our business, and our future financial results. For additional information, see Item 1A. Risk Factors and our statement on Forward Looking Statements.

There are many uncertainties with respect to COVID-19. For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see "Part II—Item 1A—Risk Factors." These risks include legal challenges or legislative actions that extend business interruption coverage outside of our policy terms for business owner policies, which require direct physical loss or damage to property. As discussed in Note 8 – Commitments and Contingencies, the Company has been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our business owner policies serve eligible small and medium sized commercial accounts including but not limited to apartments and condominiums; mercantile establishments; limited cooking restaurants; offices; and special trade contractors. The majority of these business owner policies do not contain a specific exclusion for viruses. However, as viruses do not produce direct physical damage or loss to property, our position is that no coverage exists for this peril. As a result, the Company accrued a reserve of $6,500 for legal defense costs in 2020. This amount is still accrued as of June 30, 2021. While we continue to evaluate each claim based on the specific facts and circumstances involved, our business owner policies do not provide coverage for business interruption claims unless there is direct physical damage or loss to property.

Losses and loss adjustment expenses incurred for the three months ended June 30, 2021 increased by $19,187, or 21.1%, to $110,161 from $90,974 for the comparable 2020 period. Losses and loss adjustment expenses incurred for the six months ended June 30, 2021 increased by $9,936, or 4.7%, to $221,656 from $211,720 for the comparable 2020 period. The 2020 losses and loss adjustment expenses in both periods reflected a decrease in frequency, primarily in our private passenger automobile line of business as a result of the COVID-19 pandemic.

Non-generally accepted accounting principles (“non-GAAP”) operating income, as defined below, was $27,987 and $56,843 for the three and six months ended June 30, 2021, respectively, compared to $29,739 and $53,921 for the comparable 2020 periods, respectively. The decrease in non-GAAP operating income for the three months ended June 30, 2021 was primarily the result of an increase in losses and loss adjustment expenses compared to the prior period which were impacted by the onset of the COVID-19 pandemic. The increase in non-GAAP operating income for the six months ended June 30, 2021 was primarily the result of an increase in net earned premiums compared to the prior period which was impacted by the Safety Personal Auto Relief Credit, a 15% policyholder credit that was applied to personal auto policies for the months of April, May and June 2020 and was booked as an adjustment to premiums during the second quarter of 2020. Non-GAAP operating income for the three and six months ended June 30, 2021 was $1.85 and $3.78 per diluted share, respectively, compared to $1.95 and $3.52 per diluted share, respectively, for the comparable

2020 period. Refer to the Non-GAAP Measures section of this Management’s Discussion and Analysis for additional detail of the non-GAAP measures calculations.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2021 and 2020. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
New Hampshire Homeowner	May 1, 2021	2.9%
Massachusetts Homeowner	April 1, 2021	1.8%
Massachusetts Private Passenger Automobile	May 1, 2020	-0.6%

Insurance Ratios

The property and casualty insurance industry uses the combined ratio as a measure of underwriting profitability.  The combined ratio is the sum of the loss ratio (losses and loss adjustment expenses incurred as a percent of net earned premiums calculated on a GAAP basis) plus the expense ratio (underwriting and other expenses as a percent of net earned premiums, calculated on a GAAP basis).  The combined ratio reflects only underwriting results and does not include income from investments or finance and other service income.  Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, weather, economic and social conditions, and other factors.

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GAAP ratios:
Loss ratio	56.7%	50.0%	57.3%	55.7%
Expense ratio	33.5	34.9	33.6	33.3
Combined ratio	90.2%	84.9%	90.9%	89.0%

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At June 30, 2021, there were 164,908 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the six months ended June 30, 2021 is as follows:

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

For 2021, we have purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for aggregate property losses in excess of $50,000 up to a maximum of $665,000. Our reinsurers’ co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $50,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer and 80.0% of $265,000 for the 4th layer.

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

The FAIR Plan’s exposure to catastrophe losses increased and as a result, the FAIR Plan decided to buy reinsurance to reduce their exposure to catastrophe losses. On July 1, 2021, the FAIR Plan purchased $1,800,000 of catastrophe reinsurance for property losses with retention of $100,000.

At June 30, 2021, we also had $114,194 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

Effects of Inflation

We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates and costs associated with claim payments.

Non-GAAP Measures

Management has included certain non-GAAP financial measures in presenting the Company’s results. Management believes that these non-GAAP measures better explain the Company’s results of operations and allow for a more complete understanding of the underlying trends in the Company’s business. These measures should not be viewed as a substitute for those determined in accordance with GAAP. In addition, our definitions of these items may not be comparable to the definitions used by other companies.

Non-GAAP operating income and non-GAAP operating income per diluted share consist of our GAAP net income adjusted by the net realized gains (losses) on investments, changes in net unrealized gains on equity securities, credit loss benefit (expense) and taxes related thereto. Net income and earnings per diluted share are the GAAP financial measures that are most directly comparable to non-GAAP operating income and non-GAAP operating income per diluted share, respectively. A reconciliation of the GAAP financial measures to these non-GAAP measures is included in the financial highlights below.

Results of Operations

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Direct written premiums	$217,233	$205,301	$409,470	$402,647
Net written premiums	$206,826	$197,736	$391,044	$386,694
Net earned premiums	$194,297	$181,902	$387,147	$379,797
Net investment income	9,774	9,916	21,306	20,626
Earnings (losses) from partnership investments	2,614	(3,449)	6,905	(2,110)
Net realized gains (losses) on investments	3,406	(721)	6,281	(1,352)
Change in net unrealized gains on equity securities	8,654	16,828	14,861	(13,160)
Credit loss benefit (expense)	193	39	374	(2,471)
Finance and other service income	3,937	3,255	7,909	7,484
Total revenue	222,875	207,770	444,783	388,814
Losses and loss adjustment expenses	110,161	90,974	221,656	211,720
Underwriting, operating and related expenses	65,089	63,514	130,113	126,596
Interest expense	130	130	259	177
Total expenses	175,380	154,618	352,028	338,493
Income before income taxes	47,495	53,152	92,755	50,321
Income tax expense	9,828	10,658	18,914	9,817
Net income	$37,667	$42,494	$73,841	$40,504
Earnings per weighted average common share:
Basic	$2.50	$2.80	$4.96	$2.66
Diluted	$2.49	$2.78	$4.93	$2.64
Cash dividends paid per common share	$0.90	$0.90	$1.80	$1.80

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$37,667	$42,494	$73,841	$40,504
Exclusions from net income:
Net realized (gains) losses on investments	(3,406)	721	(6,281)	1,352
Change in net unrealized gains on equity securities	(8,654)	(16,828)	(14,861)	13,160
Credit loss (benefit) expense	(193)	(39)	(374)	2,471
Income tax expense (benefit) on exclusions from net income	2,573	3,391	4,518	(3,566)
Non-GAAP Operating income	$27,987	$29,739	$56,843	$53,921

Net income per diluted share	$2.49	$2.78	$4.93	$2.64
Exclusions from net income:
Net realized (gains) losses on investments	(0.23)	0.05	(0.42)	0.09
Change in net unrealized gains on equity securities	(0.57)	(1.10)	(1.00)	0.86
Credit loss (benefit) expense	(0.01)	-	(0.03)	0.16
Income tax expense (benefit) on exclusions from net income	0.17	0.22	0.30	(0.23)
Non-GAAP Operating income per diluted share	$1.85	$1.95	$3.78	$3.52

Direct Written Premiums. Direct written premiums for the three months ended June 30, 2021 increased by $11,932, or 5.8%, to $217,233 from $205,301 for the comparable 2020 period. Direct written premiums for the six months ended June 30, 2021 increased by $6,823 or 1.7%, to $409,470 from $402,647 for the comparable 2020 period. The 2020 direct written premium reflects the Safety Personal Auto Relief Credit, a 15% policyholder credit that was applied to personal auto policies for the months of April, May and June 2020 and was booked as an adjustment to premiums during the second quarter of 2020.

Net Written Premiums. Net written premiums for the three months ended June 30, 2021 increased by $9,090, or 4.6%, to $206,826 from $197,736 for the comparable 2020 period. Net written premiums for the six months ended June 30, 2021 increased by $4,350, or 1.1%, to $391,044 from $386,694 for the comparable 2020 period. The increases in both periods are a result of the increase in direct written premiums as described above.

Net Earned Premiums.  Net earned premiums for the three months ended June 30, 2021 increased by $12,395, or 6.8%, to $194,297 from $181,902 for the comparable 2020 period. Net earned premiums for the six months ended June 30, 2021 increased by $7,350, or 1.9%, to $387,147 from $379,797 for the comparable 2020 period. The increases in both periods are a result of the increase in direct written premiums as described above.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Written Premiums
Direct	$217,233	$205,301	$409,470	$402,647
Assumed	8,429	7,128	15,760	15,106
Ceded	(18,836)	(14,693)	(34,186)	(31,059)
Net written premiums	$206,826	$197,736	$391,044	$386,694

Earned Premiums
Direct	$202,964	$192,945	$404,019	$403,096
Assumed	7,970	7,767	15,997	16,869
Ceded	(16,637)	(18,810)	(32,869)	(40,168)
Net earned premiums	$194,297	$181,902	$387,147	$379,797

Net Investment Income.  Net investment income for the three months ended June 30, 2021 decreased by $142, or 1.4%, to $9,774 from $9,916 for the comparable 2020 period. The decrease is a result of lower yields on our fixed maturity assets compared to the prior year. Net investment income for the six months ended June 30, 2021 increased by $680, or 3.3%, to $21,306 from $20,626 for the comparable 2020 period. The increase is a result of an increase in the average invested asset balance compared to the prior year. Net effective annualized yield on the investment portfolio was 2.7% for the three months ended June 30, 2021 compared to 2.9% for the comparable 2020 period. Net effective annualized yield on the investment portfolio was 2.9% for the six months ended June 30, 2021 compared to 3.0% for the six months ended June 30, 2020. The investment portfolio’s duration on fixed maturities was 3.2 years at both June 30, 2021 and December 31, 2020.

Earnings (Losses) from Partnership Investments. Earnings from partnership investments were $2,614 for the three months ended June 30, 2021 compared to losses of $3,449 for the comparable 2020 period. Earnings from partnership investments were $6,905 for the six months ended June 30, 2021 compared to losses of $2,110 for the comparable 2020 period. The 2021 earnings reflect an increase in investment appreciation and timing of cash proceeds received compared to the prior year.

Net Realized Gains (Losses) on Investments.  Net realized gains on investments was $3,406 for the three months ended June 30, 2021 compared to net realized losses of $721 for the comparable 2020 period. Net realized gains on investments was $6,281 for the six months ended June 30, 2021 compared to net realized losses of $1,352 for the comparable 2020 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of June 30, 2021

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,820	$—	$26	$—	$1,846
Obligations of states and political subdivisions	163,029	—	6,138	(84)	169,083
Residential mortgage-backed securities (1)	232,937	—	8,596	(585)	240,948
Commercial mortgage-backed securities	128,042	—	7,099	(162)	134,979
Other asset-backed securities	87,070	—	764	(6)	87,828
Corporate and other securities	574,152	(680)	28,870	(1,346)	600,996
Subtotal, fixed maturity securities	1,187,050	(680)	51,493	(2,183)	1,235,680
Equity securities (2)	181,287	—	52,409	(582)	233,114
Other invested assets (4)	52,580	—	—	—	52,580
Totals	$1,420,917	$(680)	$103,902	$(2,765)	$1,521,374
(1)Residential mortgage-backed securities consisted primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)Equity securities included common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.

(3)Our investment portfolio included 304 securities in an unrealized loss position at June 30, 2021.
(4)Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of June 30, 2021
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$251,014	20.3%
Aaa/Aa	297,228	24.1
A	265,631	21.5
Baa	220,973	17.9
Ba	64,687	5.2
B	96,856	7.8
Caa/Ca	5,075	0.4
Not rated	34,216	2.8
Total	$1,235,680	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of June 30, 2021, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2021.

	As of June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	3,791	84	—	—	3,791	84
Residential mortgage-backed securities	47,891	585	9	—	47,900	585
Commercial mortgage-backed securities	5,894	162	—	—	5,894	162
Other asset-backed securities	3,236	6	—	—	3,236	6
Corporate and other securities	97,991	1,266	8,460	80	106,451	1,346
Subtotal, fixed maturity securities	158,803	2,103	8,469	80	167,272	2,183
Equity securities	8,700	399	1,088	183	9,788	582
Total temporarily impaired securities	$167,503	$2,502	$9,557	$263	$177,060	$2,765

The Company’s analysis of its fixed maturity portfolio at June 30, 2021 concluded that $680 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses at June 30, 2021. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at June 30, 2021 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended June 30, 2021 increased by $682, or 21.0%, to $3,937 from $3,255 for the comparable 2020 period. Finance and other service income for the six months ended June 30, 2021 increased by $425, or 5.7%, to $7,909 from $7,484 for the comparable 2020 period. The 2020 finance and other service income in both periods reflect a moratorium on certain policy cancellations and fees that were in place during the second quarter of 2020 as a result of the COVID-19 pandemic.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended June 30, 2021 increased by $19,187, or 21.1%, to $110,161 from $90,974 for the comparable 2020 period. Losses and loss adjustment expenses incurred for the six months ended June 30, 2021 increased by $9,936, or 4.7%, to $221,656 from $211,720 for the comparable 2020 period. The 2020 losses and loss adjustment expenses in both periods reflect a decrease in frequency, primarily in our private passenger automobile line of business as a result of the COVID-19 pandemic.

Our GAAP loss ratio for the three months ended June 30, 2021 increased to 56.7% from 50.0% for the comparable 2020 period.  Our GAAP loss ratio for the six months ended June 30, 2021 increased to 57.3% from 55.7% for the comparable 2020 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended June 30, 2021 was 48.0% compared to 41.2% for the comparable 2020 period. Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2021 was 46.4% compared to 46.7% for the comparable 2020 period. Total prior year favorable development included in the pre-tax results for the three months ended June 30, 2021 was $13,349 compared to $9,744 for the comparable 2020 period. Total prior year favorable development included in the pre-tax results for the six months ended June 30, 2021 was $25,808 compared to $19,328 for the comparable 2020 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended June 30, 2021 increased by $1,575, or 2.5%, to $65,089 from $63,514 for the comparable 2020 period. Underwriting, operating and related expenses for the six months ended June 30, 2021 increased by $3,517, or 2.8%, to $130,113 from $126,596 for the comparable 2020 period. Our GAAP expense ratio for the three months ended June 30, 2021 decreased to 33.5% from 34.9% for the comparable 2020 period. Our GAAP expense ratio for the six months ended June 30, 2021 increased to 33.6% from 33.3% for the comparable 2020 period.

Interest Expense.  Interest expense was $130 for the three months ended June 30, 2021 and 2020. Interest expense was $259 for the six months ended June 30, 2021 compared to $177 for the comparable 2020 period. The credit facility commitment fee included in interest expense was $37 for the six months ended June 30, 2021 and 2020.

Income Tax Expense.  Our effective tax rate was 20.7% and 20.1% for the three months ended June 30, 2021 and 2020, respectively. Our effective tax rate was 20.4% and 19.5% for the six months ended June 30, 2021 and 2020. The effective tax rates for the three and six months ended June 30, 2021 and 2020 were lower than the statutory rate primarily due to the effects of tax-exempt investment income and the impact of stock-based compensation.

Net Income.   Net income for the three months ended June 30, 2021 was $37,667 compared to net income of $42,494 for the comparable 2020 period. Net income for the six months ended June 30, 2021 was $73,841 compared to net income of $40,504 for the comparable 2020 period.

Non-GAAP Operating Income. Non-GAAP operating income, as defined above, was $27,987 for the three months ended June 30, 2021 compared to $29,739 for the comparable 2020 period. Non-GAAP operating income was $56,843 for the six months ended June 30, 2021 compared to $53,921 for the comparable 2020 period.

Liquidity and Capital Resources

As discussed in the Regulatory Matters section below, as a holding company, Safety’s assets consist primarily of the stock of our direct and indirect subsidiaries. Our principal source of funds to meet our obligations and pay dividends to shareholders, therefore, is dividends and other permitted payments from our subsidiaries, principally Safety Insurance. Safety is the borrower under our credit facility.

Safety Insurance’s sources of funds primarily include premiums received, investment income, and proceeds from sales and redemptions of investments. Safety Insurance’s principal uses of cash are the payment of claims, operating expenses and taxes, the purchase of investments, and the payment of dividends to Safety.

Net cash provided by operating activities was $62,590 and $25,229 during the six months ended 2021 and 2020, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash used for investing activities was $6,715 and $4,890 during the six months ended June 30, 2021 and 2020, respectively. Fixed maturities, equity securities, and other invested assets purchased were $192,441 for the six months ended June 30, 2021 compared to $119,074 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $191,151 during the six months ended June 30, 2021 compared to $119,510 for the comparable prior year period.

Net cash used for financing activities was $27,280 and $19,989 during the six months ended June 30, 2021 and 2020, respectively. Net cash used for financing activities during the six months ended June 30, 2021 consisted of dividend payments to shareholders. Net cash used for financing activities during the six months ended June 30, 2020 is comprised of dividend payments to shareholders and share buybacks, partially offset by the proceeds from a $30,000 borrowing from the FHLB-Boston on March 17, 2020. The borrowing is for a term of five years, bearing interest at a rate of 1.42%. Interest is payable monthly, and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts (“Commissioner”). The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end December 31, 2020, the statutory surplus of Safety Insurance was $754,066, and its statutory net income for 2020 was $121,446. As a result, a maximum of $121,446 is available in 2021 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $632,620 at December 31, 2020. During the six months ended June 30, 2021, Safety Insurance paid dividends to Safety of $25,150.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2021 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 16, 2021	March 5, 2021	March 15, 2021	$0.90	$13,459
May 5, 2021	June 1, 2021	June 15, 2021	$0.90	$13,490

On August 4, 2021, our Board approved and declared a quarterly cash dividend of $0.90 per share which will be paid on September 15, 2021 to shareholders of record on September 1, 2021. We plan to continue to declare and pay quarterly cash dividends in 2021, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares. The Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of June 30, 2021, and December 31, 2020, the Company had purchased 2,831,168 shares of common stock at a cost of $123,834.

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

As discussed in Note 8 – Commitments and Contingencies, the Company has committed $135,000 to investments in limited partnerships. The Company has contributed $68,144 to these commitments as of June 30, 2021. As of June 30, 2021, the remaining committed capital that could be called is $70,793, which includes potential recallable capital distributions.

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

In estimating all our loss reserves, we follow the guidance prescribed by ASC 944, Financial Services – Insurance.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $437,787 to $491,978 as of June 30, 2021. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $475,844 as of June 30, 2021.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2021.

	As of June 30, 2021
Line of Business	Low	Recorded	High
Private passenger automobile	$172,674	$184,214	$186,073
Commercial automobile	96,257	104,859	105,557
Homeowners	94,512	102,410	102,995
All other	74,344	84,361	97,353
Total	$437,787	$475,844	$491,978

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of June 30, 2021.

	As of June 30, 2021
Line of Business	Case	IBNR	Total
Private passenger automobile	$211,630	$(27,424)	$184,206
CAR assumed private passenger auto	1	7	8
Commercial automobile	58,902	13,309	72,211
CAR assumed commercial automobile	18,441	14,208	32,649
Homeowners	85,381	6,561	91,942
FAIR Plan assumed homeowners	3,672	6,796	10,468
All other	45,343	39,017	84,360
Total net reserves for losses and LAE	$423,370	$52,474	$475,844

At June 30, 2021, our total IBNR reserves for our private passenger automobile line of business was comprised of ($43,044) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $15,620 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 43.5% of our total reserves for CAR assumed commercial automobile business as of June 30, 2021, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 64.9% of our total reserves for FAIR Plan assumed homeowners at June 30, 2021, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of June 30, 2021.

	As of June 30, 2021
Line of Business	Retained	Assumed	Net
Private passenger automobile	$184,206
CAR assumed private passenger automobile		$8
Net private passenger automobile			$184,214
Commercial automobile	72,211
CAR assumed commercial automobile		32,649
Net commercial automobile			104,860
Homeowners	91,942
FAIR Plan assumed homeowners		10,468
Net homeowners			102,410
All other	84,360	—	84,360
Total net reserves for losses and LAE	$432,719	$43,125	$475,844

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the six months ended June 30, 2021, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $3,871. Each 1 percentage-point change in the loss and loss expense ratio would have had a $3,058 effect on net income, or $0.21 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the six months ended June 30, 2021. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(3,684)	$(1,842)	$—
Estimated increase in net income	2,910	1,455	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,842)	—	1,842
Estimated increase (decrease) in net income	1,455	—	(1,455)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,842	3,684
Estimated decrease in net income	—	(1,455)	(2,910)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,444)	(722)	—
Estimated increase in net income	1,141	570	—
No Change in Severity
Estimated (decrease) increase in reserves	(722)	—	722
Estimated increase (decrease) in net income	570	—	(570)
+1 Percent Change in Severity
Estimated increase in reserves	—	722	1,444
Estimated decrease in net income	—	(570)	(1,141)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,839)	(919)	—
Estimated increase in net income	1,453	726	—
No Change in Severity
Estimated (decrease) increase in reserves	(919)	—	919
Estimated increase (decrease) in net income	726	—	(726)
+1 Percent Change in Severity
Estimated increase in reserves	—	919	1,839
Estimated decrease in net income	—	(726)	(1,453)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,687)	(844)	—
Estimated increase in net income	1,333	667	—
No Change in Severity
Estimated (decrease) increase in reserves	(844)	—	844
Estimated increase (decrease) in net income	667	—	(667)
+1 Percent Change in Severity
Estimated increase in reserves	—	844	1,687
Estimated decrease in net income	—	(667)	(1,333)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2021. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed private passenger automobile
Estimated (decrease) increase in reserves	$—	$—
Estimated increase (decrease) in net income	—	—
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	(326)	326
Estimated increase (decrease) in net income	258	(258)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(105)	105
Estimated increase (decrease) in net income	83	(83)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $25,808 and $19,328 during the six months ended June 30, 2021 and 2020, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2021 and 2020. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Six Months Ended June 30,
Accident Year	2021	2020
2011 & prior	$(276)	$(322)
2012	(562)	(657)
2013	(275)	(176)
2014	(535)	(568)
2015	(1,066)	(1,726)
2016	(515)	(2,532)
2017	(2,478)	(4,427)
2018	(5,262)	(6,040)
2019	(8,651)	(2,880)
2020	(6,188)	—
All prior years	$(25,808)	$(19,328)

The decreases in prior years’ reserves during the six months ended June 30, 2021 and 2020 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2021 decrease is composed of reductions of $8,206 in our retained private passenger automobile reserves, $2,110 in our retained commercial automobile reserves, $7,670 in our retained homeowners reserves and $4,699 in our retained other lines reserves. The 2020 decrease is primarily composed of reductions of $7,444 in our retained private passenger automobile reserves, $1,145 in our retained commercial automobile reserves, $5,928 in our retained homeowners reserves and $2,540 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses June 30, 2021.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2011 & prior	$(73)	$(2)	$(1)	$(200)	$(276)
2012	(164)	(10)	—	(388)	(562)
2013	(6)	8	2	(279)	(275)
2014	14	(76)	(42)	(431)	(535)
2015	(36)	172	(879)	(323)	(1,066)
2016	(149)	(76)	(12)	(278)	(515)
2017	(159)	(702)	(1,292)	(325)	(2,478)
2018	(1,144)	(952)	(1,505)	(1,661)	(5,262)
2019	(3,357)	(1,165)	(3,474)	(655)	(8,651)
2020	(3,132)	(1,993)	(904)	(159)	(6,188)
All prior years	$(8,206)	$(4,796)	$(8,107)	$(4,699)	$(25,808)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the six months ended June 30, 2021 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2011 & prior	$(73)	$(2)	$(1)	$(200)	$(276)
2012	(164)	(10)	—	(388)	(562)
2013	(6)	8	2	(279)	(275)
2014	14	(51)	(42)	(431)	(510)
2015	(36)	225	(877)	(323)	(1,011)
2016	(149)	(8)	11	(278)	(424)
2017	(159)	(433)	(1,223)	(325)	(2,140)
2018	(1,144)	(585)	(1,439)	(1,661)	(4,829)
2019	(3,357)	(420)	(3,205)	(655)	(7,637)
2020	(3,132)	(834)	(896)	(159)	(5,021)
All prior years	$(8,206)	$(2,110)	$(7,670)	$(4,699)	$(22,685)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the six months ended June 30, 2021.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2011 & prior	$—	$—	$—	$—
2012	—	—	—	—
2013	—	—	—	—
2014	—	(25)	—	(25)
2015	—	(53)	(2)	(55)
2016	—	(68)	(23)	(91)
2017	—	(269)	(69)	(338)
2018	—	(367)	(66)	(433)
2019	—	(745)	(269)	(1,014)
2020	—	(1,159)	(8)	(1,167)
All prior years	$—	$(2,686)	$(437)	$(3,123)

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2021
Estimated fair value	$1,275,432	$1,235,680	$1,195,319
Estimated increase (decrease) in fair value	$39,752	$—	$(40,361)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At June 30, 2021, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2021, assuming that all of such debt is outstanding for the entire year.

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

Our premium revenues could be adversely impacted from the economic consequences as consumer behaviors change due to self-isolation, travel limitations and restrictions on non-essential businesses. Furthermore, these restrictions could impair our independent agents’ ability to sell our products and serve our policyholders, which could result in significant declines in premium revenues. Rating actions from state insurance regulators on private passenger automobile insurance stemming from the COVID-19 pandemic could have an adverse impact on our ability to grow our business or to maintain or improve our underwriting profitability.

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

The COVID-19 pandemic has contributed to volatility in the financial markets. In the event that these conditions recur or result in a prolonged economic downturn, they could adversely impact our financial condition, results of operations or cash flows. Such adverse impacts may be material.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  The Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No share repurchases were made by the Company during the six months ended June 30, 2021.

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

August 6, 2021	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer