Form 10-Q
period 2021-09-30
SAFETY INSURANCE GROUP INC
filed 2021-11-05
CIK 1172052

the

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ◻  No ☒

As of November 3, 2021 there were 14,982,202 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,235,207 and $1,189,951, allowance for expected credit losses of $729 and $1,054)	$1,277,402	$1,256,653
Short term investments, at fair value (cost: $0 and $441)	—	441
Equity securities, at fair value (cost: $204,243 and $168,289)	252,623	205,254
Other invested assets	66,323	45,239
Total investments	1,596,348	1,507,587
Cash and cash equivalents	44,703	53,769
Accounts receivable, net of allowance for expected credit losses of $2,409 and $1,754	183,774	179,147
Receivable for securities sold	7,113	1,311
Accrued investment income	9,289	8,045
Taxes recoverable	—	279
Receivable from reinsurers related to paid loss and loss adjustment expenses	11,269	13,432
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	99,248	106,311
Ceded unearned premiums	22,567	22,406
Deferred policy acquisition costs	76,445	74,962
Equity and deposits in pools	38,955	30,429
Operating lease right-of-use-assets	27,313	31,000
Other assets	27,704	25,595
Total assets	$2,144,728	$2,054,273

Liabilities
Loss and loss adjustment expense reserves	$578,547	$567,581
Unearned premium reserves	434,167	421,901
Accounts payable and accrued liabilities	64,413	79,486
Payable for securities purchased	28,224	7,144
Payable to reinsurers	18,623	8,236
Deferred income taxes	11,561	17,611
Taxes payable	2,643	—
Debt	30,000	30,000
Operating lease liabilities	27,313	31,000
Other liabilities	21,160	6,635
Total liabilities	1,216,651	1,169,594

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,813,573 and 17,724,866 shares issued	178	178
Additional paid-in capital	214,576	209,779
Accumulated other comprehensive income, net of taxes	33,909	53,527
Retained earnings	803,248	745,029
Treasury stock, at cost: 2,831,168 shares	(123,834)	(123,834)
Total shareholders’ equity	928,077	884,679
Total liabilities and shareholders’ equity	$2,144,728	$2,054,273

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net earned premiums	$194,395	$194,843	$581,542	$574,640
Net investment income	11,112	9,718	32,418	30,344
Earnings from partnership investments	5,720	4,699	12,625	2,589
Net realized gains (losses) on investments	2,226	669	8,507	(683)
Change in net unrealized gains on equity securities	(3,447)	7,521	11,414	(5,639)
Credit loss (expense) benefit	(49)	182	325	(2,289)
Finance and other service income	3,751	4,768	11,660	12,252
Total revenue	213,708	222,400	658,491	611,214

Losses and loss adjustment expenses	119,129	97,054	340,785	308,774
Underwriting, operating and related expenses	63,291	68,596	193,404	195,192
Interest expense	131	131	390	308
Total expenses	182,551	165,781	534,579	504,274

Income before income taxes	31,157	56,619	123,912	106,940
Income tax expense	6,337	11,877	25,251	21,694
Net income	$24,820	$44,742	$98,661	$85,246

Earnings per weighted average common share:
Basic	$1.65	$2.99	$6.63	$5.62
Diluted	$1.64	$2.96	$6.58	$5.58

Cash dividends paid per common share	$0.90	$0.90	$2.70	$2.70

Number of shares used in computing earnings per share:
Basic	14,982,405	14,907,809	14,826,515	15,085,914
Diluted	15,080,029	15,030,277	14,922,870	15,204,155

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$24,820	$44,742	$98,661	$85,246

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains during the period, net of income tax (benefit) expense of ($874), $1,635, ($3,428) and $5,102.	(3,287)	6,152	(12,897)	19,195
Reclassification adjustment for net realized (gains) losses on investments included in net income, net of income tax (expense) benefit of ($467), ($140), ($1,786) and $143.	(1,759)	(529)	(6,721)	540
Other comprehensive (loss) income, net of tax:	(5,046)	5,623	(19,618)	19,735

Comprehensive income	$19,774	$50,365	$79,043	$104,981

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at January 1, 2020	$177	$202,321	$28,190	$661,553	$(83,835)	$808,406
Net loss, January 1 to March 31, 2020	—	—	—	(1,990)	—	(1,990)
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(21,786)	—	—	(21,786)
Restricted share awards issued	—	528	—	—	—	528
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,215	—	—	—	1,215
Dividends paid and accrued	—	—	—	(13,872)	—	(13,872)
Acquisition of treasury stock	—	—	—	—	(10,392)	(10,392)
Balance at March 31, 2020	177	204,064	6,404	645,691	(94,227)	762,109
Net income, April 1 to June 30, 2020	—	—	—	42,494	—	42,494
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	35,898	—	—	35,898
Recognition of employee share-based compensation, net of deferred federal income taxes	—	2,066	—	—	—	2,066
Dividends paid and accrued	—	—	—	(13,836)	—	(13,836)
Acquisition of treasury stock	—	—	—	—	(11,753)	(11,753)
Balance at June 30, 2020	177	206,130	42,302	674,349	(105,980)	816,978
Net income, July 1 to September 30, 2020	—	—	—	44,742	—	44,742
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	5,623	—	—	5,623
Restricted share awards issued	1	—	—	—	—	1
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,983	—	—	—	1,983
Dividends paid and accrued	—	—	—	(13,622)	—	(13,622)
Acquisition of treasury stock	—	—	—	—	(17,854)	(17,854)
Balance at September 30, 2020	$178	$208,113	$47,925	$705,469	$(123,834)	$837,851

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at January 1, 2021	$178	$209,779	$53,527	$745,029	$(123,834)	$884,679
Net income, January 1 to March 31, 2021	—	—	—	36,174		36,174
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(19,000)	—	—	(19,000)
Restricted share awards issued	—	475	—	—	—	475
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,384	—	—	—	1,384
Dividends paid and accrued	—	—	—	(13,459)	—	(13,459)
Balance at March 31, 2021	178	211,638	34,527	767,744	(123,834)	890,253
Net income, April 1 to June 30, 2021	—	—	—	37,667	—	37,667
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	4,428	—	—	4,428
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,441	—	—	—	1,441
Exercise of options, net of federal income taxes	—	—	—	—	—	—
Dividends paid and accrued	—	—	—	(13,490)	—	(13,490)
Balance at June 30, 2021	178	213,079	38,955	791,921	(123,834)	920,299
Net income, July 1 to September 30, 2021	—	—	—	24,820	—	24,820
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(5,046)	—	—	(5,046)
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,497	—	—	—	1,497
Dividends paid and accrued	—	—	—	(13,493)	—	(13,493)
Balance at September 30, 2021	$178	$214,576	$33,909	$803,248	$(123,834)	$928,077

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$98,661	$85,246
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	3,455	4,832
Fixed asset depreciation, net	4,993	5,318
Stock based compensation	4,798	5,793
Credit for deferred income taxes	(836)	(2,078)
Net realized (gains) losses on investments	(8,507)	683
Credit loss (benefit) expense	(325)	2,289
(Earnings) losses from partnership investments	(9,375)	2,167
Change in net unrealized gains on equity securities	(11,414)	5,639
Changes in assets and liabilities:
Accounts receivable, net	(4,627)	(598)
Accrued investment income	(1,244)	(740)
Receivable from reinsurers	9,226	8,028
Ceded unearned premiums	(161)	12,873
Deferred policy acquisition costs	(1,483)	(5,492)
Taxes recoverable/payable	2,922	1,163
Other assets	(8,773)	(7,237)
Loss and loss adjustment expense reserves	10,966	(24,077)
Unearned premium reserves	12,266	4,938
Accounts payable and accrued liabilities	(14,870)	(3,757)
Payable to reinsurers	10,387	6,424
Other liabilities	14,525	(25,302)
Net cash provided by operating activities	110,584	76,112

Cash flows from investing activities:
Fixed maturities purchased	(272,557)	(123,449)
Equity securities purchased	(48,596)	(41,386)
Other invested assets purchased	(15,221)	(7,692)
Proceeds from sales and paydowns of fixed maturities	129,593	97,498
Proceeds from maturities, redemptions, and calls of fixed maturities	113,528	52,355
Proceed from sales of equity securities	17,110	21,122
Proceeds from other invested assets redeemed	3,993	180
Fixed assets purchased	(6,855)	(8,125)
Net cash used for investing activities	(79,005)	(9,497)

Cash flows from financing activities:
Proceeds from FHLB loan	—	30,000
Dividends paid to shareholders	(40,645)	(41,274)
Acquisition of treasury stock	—	(39,999)
Net cash used for financing activities	(40,645)	(51,273)

Net (decrease) increase in cash and cash equivalents	(9,066)	15,342
Cash and cash equivalents at beginning of year	53,769	44,407
Cash and cash equivalents at end of period	$44,703	$59,749

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$20,190	$20,080
Interest	$324	$215

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

The financial information for the three and nine months ended September 30, 2021 and 2020 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2020 is derived from the audited financial statements included in the Company's 2020 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2021.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$24,820	$44,742	$98,661	$85,246
Allocation of income for participating shares	(107)	(201)	(434)	(392)
Net income from continuing operations attributed to common shareholders	$24,713	$44,541	$98,227	$84,854
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	15,047,779	14,974,636	14,892,515	15,155,969
Less: weighted average participating shares	(65,374)	(66,827)	(66,000)	(70,055)
Basic earnings per share denominator	14,982,405	14,907,809	14,826,515	15,085,914
Common equivalent shares- non-vested performance stock grants	97,624	122,468	96,355	118,241
Diluted earnings per share denominator	15,080,029	15,030,277	14,922,870	15,204,155

Basic earnings per share	$1.65	$2.99	$6.63	$5.62
Diluted earnings per share	$1.64	$2.96	$6.58	$5.58

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$1.65	$2.99	$6.63	$5.62
Dividends declared	(0.90)	(0.90)	(2.70)	(2.70)
Undistributed earnings	$0.75	$2.09	$3.93	$2.92

Net income from continuing operations attributable to common shareholders -Diluted	$1.64	$2.96	$6.58	$5.58
Dividends declared	(0.90)	(0.90)	(2.70)	(2.70)
Undistributed earnings	$0.74	$2.06	$3.88	$2.88

Diluted EPS excludes non-vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive shares related to non-vested stock grants for the three and nine months ended September 30, 2021. There were 4 anti-dilutive shares related to non-vested stock grants for the three months ended September 30, 2020 and no anti-dilutive shares related to non-vested stock grants for the nine months ended September 30, 2020, respectively.

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At September 30, 2021, there were 164,908 shares available for future grant.

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

The following table summarizes restricted stock activity under the 2018 Plan during the nine months ended September 30, 2021 assuming a target payout for the 2021 performance-based shares.

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

As of September 30, 2021, there was $7,616 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years.  The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2021 and 2020 was $6,947 and $6,493, respectively.  For the nine months ended September 30, 2021 and 2020, the Company recorded compensation expense related to restricted stock of $3,790 and $4,576, net of income tax benefits of $1,008 and $1,217, respectively, within Underwriting, operating and related expenses on the Consolidated Statements of Operations.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short term investments and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of September 30, 2021

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,819	$—	$18	$—	$1,837
Obligations of states and political subdivisions	150,839	—	5,243	(131)	155,951
Residential mortgage-backed securities (1)	237,523	—	8,010	(428)	245,105
Commercial mortgage-backed securities	141,471	—	6,252	(246)	147,477
Other asset-backed securities	88,672	—	686	(9)	89,349
Corporate and other securities	614,883	(729)	25,781	(2,252)	637,683
Subtotal, fixed maturity securities	1,235,207	(729)	45,990	(3,066)	1,277,402
Equity securities (2)	204,243	—	50,126	(1,746)	252,623
Other invested assets (4)	66,323	—	—	—	66,323
Totals	$1,505,773	$(729)	$96,116	$(4,812)	$1,596,348

	As of December 31, 2020

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,821	$—	$44	$—	$1,865
Obligations of states and political subdivisions	214,647	—	7,745	(3)	222,389
Residential mortgage-backed securities (1)	229,910	—	11,701	(14)	241,597
Commercial mortgage-backed securities	115,575	—	10,460	—	126,035
Other asset-backed securities	72,756	—	531	(163)	73,124
Corporate and other securities	555,242	(1,054)	38,415	(960)	591,643
Subtotal, fixed maturity securities	1,189,951	(1,054)	68,896	(1,140)	1,256,653
Short term investments	441	—	—	—	441
Equity securities (2)	168,289	—	38,676	(1,711)	205,254
Other invested assets (4)	45,239	—	—	—	45,239
Totals	$1,403,920	$(1,054)	$107,572	$(2,851)	$1,507,587
(1)	Residential mortgage-backed securities consisted primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities included common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 390 and 270 securities in an unrealized loss position at September 30, 2021 and December 31, 2020, respectively.
(4)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2021
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$87,046	$87,422
Due after one year through five years	247,204	256,908
Due after five years through ten years	381,212	395,777
Due after ten years through twenty years	49,917	52,662
Due after twenty years	2,162	2,702
Asset-backed securities	467,666	481,931
Totals	$1,235,207	$1,277,402

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross realized gains
Fixed maturity securities	$527	$461	$2,660	$1,489
Equity securities	1,826	1,405	6,978	4,276
Gross realized losses
Fixed maturity securities	(31)	(753)	(941)	(2,150)
Equity securities	(96)	(444)	(190)	(4,298)
Net realized gains (loss) on investments	$2,226	$669	$8,507	$(683)

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

The following tables as of September 30, 2021 and December 31, 2020 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	3,994	131	—	—	3,994	131
Residential mortgage-backed securities	43,795	427	17	1	43,812	428
Commercial mortgage-backed securities	10,100	246	—	—	10,100	246
Other asset-backed securities	12,374	9	—	—	12,374	9
Corporate and other securities	162,449	2,187	8,601	65	171,050	2,252
Subtotal, fixed maturity securities	232,712	3,000	8,618	66	241,330	3,066
Equity securities	34,998	1,514	632	232	35,630	1,746
Total temporarily impaired securities	$267,710	$4,514	$9,250	$298	$276,960	$4,812

	As of December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	1,047	3	—	—	1,047	3
Residential mortgage-backed securities	8,569	14	9	—	8,578	14
Commercial mortgage-backed securities	—	—	—	—	—	—
Other asset-backed securities	26,959	84	9,004	79	35,963	163
Corporate and other securities	62,882	863	6,774	97	69,656	960
Subtotal, fixed maturity securities	99,457	964	15,787	176	115,244	1,140
Equity securities	10,708	986	2,293	725	13,001	1,711
Total temporarily impaired securities	$110,165	$1,950	$18,080	$901	$128,245	$2,851

At September 30, 2021, U.S. Government residential mortgage backed securities with a fair value of $32,239 are pledged as collateral for a borrowing with the Federal Home Loan Bank of Boston (“FHLB-Boston”) as described in Note 9 – Debt. These securities are included in fixed maturity securities on the Company’s consolidated balance sheets.

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

As of September 30, 2021, the Company concluded that $729 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense as of September 30, 2021, compared to $1,054 as of December 31, 2020. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at September 30, 2021 and December 31, 2020 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following tables represent a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$680	$2,471	$1,054	$—
Credit losses on securities with no previously recorded credit losses	—	113	9	2,289
Net increases (decreases) in allowance on previously impaired securities	51	(110)	(172)	—
Reduction due to sales	(2)	(185)	(162)	—
Writeoffs charged against allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Balance, end of period	$729	$2,289	$729	$2,289

The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest on fixed maturity securities	$9,636	$9,331	$27,320	$28,757
Dividends on equity securities	1,327	1,097	3,746	3,337
Equity in earnings of other invested assets	987	24	3,834	549
Interest on other assets	6	6	17	20
Total investment income	11,956	10,458	34,917	32,663
Investment expenses	844	740	2,499	2,319
Net investment income	$11,112	$9,718	$32,418	$30,344

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

Fair values for the Company’s fixed maturity securities are based on prices provided by its custodian bank and its investment managers.  Both the Company’s custodian bank and investment managers use a variety of independent, nationally recognized pricing services to determine market valuations.  If the pricing service cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers.  A minimum of two quoted prices is obtained for the majority of the Company’s available-for-sale fixed maturity securities in its investment portfolio.  The Company uses a third-party pricing service as its primary provider of quoted prices from third-party pricing services and broker-dealers.  To provide reasonable assurance of the validity of each price or quote, a secondary third-party pricing service or broker-dealer quote is obtained from the Company’s custodian or investment managers.  An examination of the pricing data is then performed for each security.  If the variance between the primary and secondary price quotes for a security is within an accepted tolerance level, the quoted price obtained from the Company’s primary source is used for the security.  If the variance between the primary and secondary price quotes exceeds an accepted tolerance level, the Company obtains a quote from an alternative source, if possible, and documents and resolves any differences between the pricing sources.  In addition, the Company may request that its investment managers and its traders provide input as to which vendor is providing prices that its traders believe are reflective of fair value for the security.  Following this process, the Company may decide to value the security in its financial statements using the secondary or alternative source if it believes that pricing is more reflective of the security’s value than the primary pricing provided by its custodian bank.  The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, and to determine an appropriate ASC 820 fair value hierarchy level based upon trading activity and the observability of market inputs.  Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3. The Company classifies the financial asset or liability by level based upon the lowest level input that is significant to the determination of fair value.

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2021. There were no significant changes to the valuation process during the nine months ended September 30, 2021. As of September 30, 2021 and December 31, 2020, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At September 30, 2021 and December 31, 2020, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,277,402 and $1,256,653, respectively. At September 30, 2021, the Company held no short-term investments and at December 31, 2020, the Company held $441 of short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of September 30, 2021
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,837	$—	$1,837	$—
Obligations of states and political subdivisions	155,951	—	155,951	—
Residential mortgage-backed securities	245,105	—	245,105	—
Commercial mortgage-backed securities	147,477	—	147,477	—
Other asset-backed securities	89,349	—	89,349	—
Corporate and other securities	637,683	—	637,683	—
Equity securities	217,499	215,801	—	1,698
Total investment securities	$1,494,901	$215,801	$1,277,402	$1,698

	As of December 31, 2020
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,865	$—	$1,865	$—
Obligations of states and political subdivisions	222,389	—	222,389	—
Residential mortgage-backed securities	241,597	—	241,597	—
Commercial mortgage-backed securities	126,035	—	126,035	—
Other asset-backed securities	73,124	—	73,124	—
Corporate and other securities	591,643	—	591,643	—
Short term investments	441	—	441	—
Equity securities	173,096	171,398	—	1,698
Total investment securities	$1,430,190	$171,398	$1,257,094	$1,698

As of September 30, 2021 and December 31, 2020, there were approximately $35,124 and $32,158, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its audited financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2021 and 2020.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$1,698	$1,698	$1,698	$516
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	—	—	—	1,182
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$1,698	$1,698	$1,698	$1,698
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the three and nine months ended September 30, 2021 and 2020. The Company held one Level 3 security at September 30, 2021 and 2020.

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses and changes in the allowance for expected credit losses for the three and nine months ended September 30, 2021 and 2020.

	At and For the		At and For the
	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$183,222	$2,192	$199,356	$914
Current period change for expected credit losses		370		296
Writeoffs of uncollectable accounts receivable		(153)		(251)
Balance, end of period	$183,774	$2,409	$193,967	$959

	At and For the		At and For the
	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$179,147	$1,754	$193,369	$578
Current period change for expected credit losses		2,469		2,498
Writeoffs of uncollectable accounts receivable		(1,814)		(2,117)
Balance, end of period	$183,774	$2,409	$193,967	$959

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program and the Taxi/Limo Program, which represents 98% of the total reinsurance recoverable on paid and unpaid losses at September 30, 2021 and December 31, 2020. The remaining 2% of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of September 30, 2021 and December 31, 2020, all reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at September 30, 2021 or December 31, 2020.

7.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Nine Months Ended September 30,
	2021	2020
Reserves for losses and LAE at beginning of year	$567,581	$610,566
Less receivable from reinsurers related to unpaid losses and LAE	(106,311)	(122,372)
Net reserves for losses and LAE at beginning of year	461,270	488,194
Incurred losses and LAE, related to:
Current year	381,996	343,393
Prior years	(41,211)	(34,619)
Total incurred losses and LAE	340,785	308,774
Paid losses and LAE related to:
Current year	211,048	180,649
Prior years	111,708	137,613
Total paid losses and LAE	322,756	318,262
Net reserves for losses and LAE at end of period	479,299	478,706
Plus receivable from reinsurers related to unpaid losses and LAE	99,248	107,783
Reserves for losses and LAE at end of period	$578,547	$586,489

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $41,211 and $34,619 for the nine months ended September 30, 2021 and 2020, respectively, and resulted from re-estimations of prior year’s ultimate loss and LAE liabilities. The decreases in prior years reserves during the nine months ended September 30, 2021 and 2020, are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

The Company's automobile lines of business reserves decreased for the nine months ended September 30, 2021 and 2020, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

8.  Commitments and Contingencies

As part of the Company’s investment activity, we have committed $135,000 to investments in limited partnerships. The Company has contributed $76,676 to these commitments as of September 30, 2021. As of September 30, 2021, the remaining committed capital that could be called is $62,770, which includes potential recallable capital distributions.

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

The Company has been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our business owner policies serve eligible small and medium sized commercial accounts including but not limited to apartments and condominiums; mercantile establishments; limited cooking restaurants; offices; and special trade contractors. The majority of these business owner policies do not contain a specific exclusion for viruses. However, as viruses do not produce direct physical damage or loss to property, our position is that no coverage exists for this peril. As a result, the Company accrued a reserve of $6,500 for legal defense costs during the year ended December 31, 2020. This amount is still accrued as of September 30, 2021.

On October 19, 2021, the Supreme Judicial Court of Massachusetts (the “Court”) unanimously ruled that property and casualty insurers must compensate third-party claimants under property damage coverage, part 4 of the standard Massachusetts automobile insurance policy, 2008 edition (standard policy), for the inherent diminished value (“IDV”) that occurs when their vehicles are damaged in a crash. This ruling overturned a previous decision by the Massachusetts Superior Court, which found that a Massachusetts auto insurance policy did not provide property damage coverage for inherent diminished value damages for third-party claimants. The Court placed the burden of proof on the individual claimant by explicitly specifying that the claimant must establish that the vehicle has suffered IDV damages and also the amount of IDV damages at issue. The Court further ruled that an insurer’s previous denial of coverage for such damages could not serve as the basis for a claim of unfair business practices. Based on the Court’s rulings, at this time the Company does not expect any claims for IDV damages to be material, and therefore has not accrued for a specific loss contingency.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of September 30, 2021, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at September 30, 2021 and December 31, 2020. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at September 30, 2021 and 2020.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities. At September 30, 2021, the Company has the ability to borrow $228,608 using eligible invested assets that would be used as collateral.

On March 17, 2020, the Company borrowed $30,000 from the FHLB-Boston for a term of five-years, bearing interest at a rate of 1.42%. Interest is payable monthly and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance with a minor penalty for prepayment.

The Company estimates the fair value of the FHLB-Boston loan by discounting cash flows using the interest rate stated in the loan agreement, which is an observable input. As such, the loan is categorized as Level 2 within the fair value hierarchy. The fair value of the loan is $31,123 and $31,291 at September 30, 2021 and December 31, 2020, respectively. The loan is fully collateralized by specific U.S. Government residential mortgage-backed securities with a fair value of $32,239 and $37,467 at September 30, 2021 and December 31, 2020, respectively. The borrowing is outstanding from the FHLB-Boston at September 30, 2021 and December 31, 2020.

Interest expense on the FHLB-Boston borrowing was $109 for the three months ended September 30, 2021 and 2020, respectively. Interest expense on the FHLB-Boston borrowing was $323 and $234 for the nine months ended September 30, 2021 and 2020, respectively.

10. Income Taxes

Federal income tax expense for the nine months ended September 30, 2021 and 2020 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. The effective rate in 2021 was lower than the statutory rate primarily due to effects of tax-exempt investment income and the impact of stock-based compensation.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the nine months ended September 30, 2021, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

All tax years prior to 2018 are closed. There are no current examinations ongoing.

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

No share purchases were made by Company under the program during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company purchased 249,754 and 551,598 shares, respectively, at a cost of $17,854, and $39,999, respectively. As of September 30, 2021 and December 31, 2020, the Company has purchased 2,831,168 shares at a cost of $123,834.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$1,117	$1,140	$3,413	$3,438

Other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,235	$1,258	$3,768	$3,803
Weighted average remaining lease term
Operating leases			6.98 Years	7.79 Years
Weighted average discount rate
Operating leases			2.36%	2.36%

Maturities of lease liabilities were as follows:

Operating Leases
2021	$1,211
2022	4,406
2023	3,979
2024	3,901
2025	3,835
Thereafter	11,572
Total lease payments	28,904
Less imputed interest	(1,591)
Total	$27,313

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

Executive Summary and Overview

In this discussion, “Safety” refers to Safety Insurance Group, Inc. and “our Company,” “the Company,” “we,” “us” and “our” refer to Safety Insurance Group, Inc. and its consolidated subsidiaries. Our subsidiaries consist of Safety Insurance Company (“Safety Insurance”), Safety Indemnity Insurance Company (“Safety Indemnity”), Safety Property and Casualty Insurance Company (“Safety P&C”), Safety Northeast Insurance Company (“Safety Northeast”), Safety Asset Management Corporation (“SAMC”), and Safety Management Corporation, which is SAMC’s holding company.

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

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. In November 2020, we formed a fourth insurance subsidiary, Safety Northeast, which became licensed to write insurance products in Massachusetts in January of 2021. The table below shows the amount of direct written premiums written in each state during the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
Direct Written Premiums	2021	2020	2021	2020
Massachusetts	$201,036	$203,887	$593,370	$590,919
New Hampshire	9,286	8,988	25,195	23,867
Maine	776	563	2,003	1,299
Total	$211,098	$213,438	$620,568	$616,085

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

There are many uncertainties with respect to COVID-19. For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see "Part II—Item 1A—Risk Factors." These risks include legal challenges or legislative actions that extend business interruption coverage outside of our policy terms for business owner policies, which require direct physical loss or damage to property. As discussed in Note 8 – Commitments and Contingencies, the Company has been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our business owner policies serve eligible small and medium sized commercial accounts including but not limited to apartments and condominiums; mercantile establishments; limited cooking restaurants; offices; and special trade contractors. The majority of these business owner policies do not contain a specific exclusion for viruses. However, as viruses do not produce direct physical damage or loss to property, our position is that no coverage exists for this peril. As a result, the Company accrued a reserve of $6,500 for legal defense costs in 2020. This amount is still accrued as of September 30, 2021. While we continue to evaluate each claim based on the specific facts and circumstances involved, our business owner policies do not provide coverage for business interruption claims unless there is direct physical damage or loss to property.

Losses and loss adjustment expenses incurred for the three months ended September 30, 2021 increased by $22,075, or 22.7%, to $119,129 from $97,054 for the comparable 2020 period. Losses and loss adjustment expenses incurred for the nine months ended September 30, 2021 increased by $32,011, or 10.4%, to $340,785 from $308,774 for the comparable 2020 period. The 2020 losses and loss adjustment expenses in both periods reflected a decrease in frequency, primarily in our private passenger automobile line of business as a result of the COVID-19 pandemic.

Non-generally accepted accounting principles (“non-GAAP”) operating income, as defined below, was $25,823 and $82,667 for the three and nine months ended September 30, 2021, respectively, compared to $38,128 and $92,049 for the comparable 2020 periods, respectively. The decrease in non-GAAP operating income for the three and nine months ended September 30, 2021 was primarily the result of an increase in losses and loss adjustment expenses compared to the prior period which were impacted by the onset of the COVID-19 pandemic. The decrease in non-GAAP operating income for the nine months ended September 30, 2021 was partially offset by an increase in net earned premiums compared to the prior period which was impacted by the Safety Personal Auto Relief Credit, a 15% policyholder credit that was applied to personal auto policies for the months of April, May and June 2020 and was booked as an adjustment to premiums during the second quarter of 2020. Non-GAAP operating income for the three and nine months ended September 30, 2021 was $1.70 and $5.51 per diluted share, respectively, compared to $2.53 and $6.02 per diluted share, respectively, for the comparable 2020 period. Refer to the Non-GAAP Measures section of this Management’s Discussion and Analysis for additional detail of the non-GAAP measures calculations.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP ratios:
Loss ratio	61.3%	49.8%	58.6%	53.7%
Expense ratio	32.6	35.2	33.3	34.0
Combined ratio	93.9%	85.0%	91.9%	87.7%

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At September 30, 2021, there were 164,908 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the nine months ended September 30, 2021 is as follows:

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

At September 30, 2021, we also had $104,042 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

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

Results of Operations

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

The following table shows certain of our selected financial results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Direct written premiums	$211,098	$213,438	$620,568	$616,085
Net written premiums	$202,604	$205,758	$593,648	$592,452
Net earned premiums	$194,395	$194,843	$581,542	$574,640
Net investment income	11,112	9,718	32,418	30,344
Earnings from partnership investments	5,720	4,699	12,625	2,589
Net realized gains (losses) on investments	2,226	669	8,507	(683)
Change in net unrealized gains on equity securities	(3,447)	7,521	11,414	(5,639)
Credit loss (expense) benefit	(49)	182	325	(2,289)
Finance and other service income	3,751	4,768	11,660	12,252
Total revenue	213,708	222,400	658,491	611,214
Losses and loss adjustment expenses	119,129	97,054	340,785	308,774
Underwriting, operating and related expenses	63,291	68,596	193,404	195,192
Interest expense	131	131	390	308
Total expenses	182,551	165,781	534,579	504,274
Income before income taxes	31,157	56,619	123,912	106,940
Income tax expense	6,337	11,877	25,251	21,694
Net income	$24,820	$44,742	$98,661	$85,246
Earnings per weighted average common share:
Basic	$1.65	$2.99	$6.63	$5.62
Diluted	$1.64	$2.96	$6.58	$5.58
Cash dividends paid per common share	$0.90	$0.90	$2.70	$2.70

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$24,820	$44,742	$98,661	$85,246
Exclusions from net income:
Net realized (gains) losses on investments	(2,226)	(669)	(8,507)	683
Change in net unrealized gains on equity securities	3,447	(7,521)	(11,414)	5,639
Credit loss expense (benefit)	49	(182)	(325)	2,289
Income tax (benefit) expense on exclusions from net income	(267)	1,758	4,252	(1,808)
Non-GAAP Operating income	$25,823	$38,128	$82,667	$92,049

Net income per diluted share	$1.64	$2.96	$6.58	$5.58
Exclusions from net income:
Net realized (gains) losses on investments	(0.15)	(0.04)	(0.57)	0.04
Change in net unrealized gains on equity securities	0.23	(0.50)	(0.76)	0.37
Credit loss expense (benefit)	-	(0.01)	(0.02)	0.15
Income tax (benefit) expense on exclusions from net income	(0.02)	0.12	0.28	(0.12)
Non-GAAP Operating income per diluted share	$1.70	$2.53	$5.51	$6.02

Direct Written Premiums. Direct written premiums for the three months ended September 30, 2021 decreased by $2,340, or 1.1%, to $211,098 from $213,438 for the comparable 2020 period. Direct written premiums for the nine months ended September 30, 2021 increased by $4,483 or 0.7%, to $620,568 from $616,085 for the comparable 2020 period. The nine months ended September 30, 2020 direct written premium reflects the Safety Personal Auto Relief Credit, a 15% policyholder credit that was applied to personal auto policies for the months of April, May and June 2020 and was booked as an adjustment to premiums during the second quarter of 2020.

Net Written Premiums. Net written premiums for the three months ended September 30, 2021 decreased by $3,154, or 1.5%, to $202,604 from $205,758 for the comparable 2020 period. Net written premiums for the nine months ended September 30, 2021 increased by $1,196, or 0.2%, to $593,648 from $592,452 for the comparable 2020 period. The changes in both periods are a result of the changes in direct written premiums as described above.

Net Earned Premiums.  Net earned premiums for the three months ended September 30, 2021 decreased by $448, or 0.2%, to $194,395 from $194,843 for the comparable 2020 period. Net earned premiums for the nine months ended September 30, 2021 increased by $6,902, or 1.2%, to $581,542 from $574,640 for the comparable 2020 period. The changes in both periods are a result of the changes in direct written premiums as described above.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Written Premiums
Direct	$211,098	$213,438	$620,568	$616,085
Assumed	7,585	5,675	23,345	20,781
Ceded	(16,079)	(13,355)	(50,265)	(44,414)
Net written premiums	$202,604	$205,758	$593,648	$592,452

Earned Premiums
Direct	$204,429	$205,421	$608,448	$608,517
Assumed	7,202	6,542	23,199	23,411
Ceded	(17,236)	(17,120)	(50,105)	(57,288)
Net earned premiums	$194,395	$194,843	$581,542	$574,640

Net Investment Income.  Net investment income for the three months ended September 30, 2021 increased by $1,394, or 14.3%, to $11,112 from $9,718 for the comparable 2020 period. Net investment income for the nine months ended September 30, 2021 increased by $2,074, or 6.8%, to $32,418 from $30,344 for the comparable 2020 period. The increase is a result of an increase in the average invested asset balance and an increase in the equity in earnings of other invested assets compared to the prior year. Net effective annualized yield on the investment portfolio was 3.1% for the three months ended September 30, 2021 compared to 2.8% for the comparable 2020 period. Net effective annualized yield on the investment portfolio was 3.0% for the nine months ended September 30, 2021 compared to 2.9% for the nine months ended September 30, 2020. The investment portfolio’s duration on fixed maturities was 3.5 years at September 30, 2021 and 3.2 years at December 31, 2020.

Earnings from Partnership Investments. Earnings from partnership investments were $5,720 for the three months ended September 30, 2021 compared to $4,699 for the comparable 2020 period. Earnings from partnership investments were $12,625 for the nine months ended September 30, 2021 compared to $2,589 for the comparable 2020 period. The 2021 earnings reflect an increase in investment appreciation and timing of cash proceeds received compared to the prior year.

Net Realized Gains (Losses) on Investments.  Net realized gains on investments was $2,226 for the three months ended September 30, 2021 compared to $669 for the comparable 2020 period. Net realized gains on investments was $8,507 for the nine months ended September 30, 2021 compared to net realized losses of $683 for the comparable 2020 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of September 30, 2021

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,819	$—	$18	$—	$1,837
Obligations of states and political subdivisions	150,839	—	5,243	(131)	155,951
Residential mortgage-backed securities (1)	237,523	—	8,010	(428)	245,105
Commercial mortgage-backed securities	141,471	—	6,252	(246)	147,477
Other asset-backed securities	88,672	—	686	(9)	89,349
Corporate and other securities	614,883	(729)	25,781	(2,252)	637,683
Subtotal, fixed maturity securities	1,235,207	(729)	45,990	(3,066)	1,277,402
Equity securities (2)	204,243	—	50,126	(1,746)	252,623
Other invested assets (4)	66,323	—	—	—	66,323
Totals	$1,505,773	$(729)	$96,116	$(4,812)	$1,596,348
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

(3)Our investment portfolio included 390 securities in an unrealized loss position at September 30, 2021.
(4)Other invested assets are accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of September 30, 2021
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$255,065	20.0%
Aaa/Aa	306,980	24.0
A	278,582	21.8
Baa	233,734	18.3
Ba	67,583	5.3
B	98,376	7.7
Caa/Ca	4,270	0.3
Not rated	32,812	2.6
Total	$1,277,402	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of September 30, 2021, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2021.

	As of September 30, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	3,994	131	—	—	3,994	131
Residential mortgage-backed securities	43,795	427	17	1	43,812	428
Commercial mortgage-backed securities	10,100	246	—	—	10,100	246
Other asset-backed securities	12,374	9	—	—	12,374	9
Corporate and other securities	162,449	2,187	8,601	65	171,050	2,252
Subtotal, fixed maturity securities	232,712	3,000	8,618	66	241,330	3,066
Equity securities	34,998	1,514	632	232	35,630	1,746
Total temporarily impaired securities	$267,710	$4,514	$9,250	$298	$276,960	$4,812

The Company’s analysis of its fixed maturity portfolio at September 30, 2021 concluded that $729 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses at September 30, 2021. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at September 30, 2021 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended September 30, 2021 decreased by $1,017, or 21.3%, to $3,751 from $4,768 for the comparable 2020 period. Finance and other service income for the nine months ended September 30, 2021 decreased by $592, or 4.8%, to $11,660 from $12,252 for the comparable 2020 period. The decrease in both periods is primarily driven by a change in our late fee assessment policy. The nine months ended September 30, 2020 finance and other service income also reflects a moratorium on certain policy cancellations and fees that were in place during the 2020 as a result of the COVID-19 pandemic.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended September 30, 2021 increased by $22,075, or 22.7%, to $119,129 from $97,054 for the comparable 2020 period. Losses and loss adjustment expenses incurred for the nine months ended September 30, 2021 increased by $32,011, or 10.4%, to $340,785 from $308,774 for the comparable 2020 period. The 2020 losses and loss adjustment expenses in both periods reflect a decrease in frequency, primarily in our private passenger automobile line of business as a result of the COVID-19 pandemic.

Our GAAP loss ratio for the three months ended September 30, 2021 increased to 61.3% from 49.8% for the comparable 2020 period.  Our GAAP loss ratio for the nine months ended September 30, 2021 increased to 58.6% from

53.7% for the comparable 2020 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended September 30, 2021 was 52.1% compared to 38.5% for the comparable 2020 period. Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2021 was 48.3% compared to 43.9% for the comparable 2020 period. Total prior year favorable development included in the pre-tax results for the three months ended September 30, 2021 was $15,403 compared to $15,291 for the comparable 2020 period. Total prior year favorable development included in the pre-tax results for the nine months ended September 30, 2021 was $41,211 compared to $34,619 for the comparable 2020 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended September 30, 2021 decreased by $5,305, or 7.7%, to $63,291 from $68,596 for the comparable 2020 period. Underwriting, operating and related expenses for the nine months ended September 30, 2021 decreased by $1,788, or 0.9%, to $193,404 from $195,192 for the comparable 2020 period. The decreases in both periods are driven by a decrease in contingent commission expense. Our GAAP expense ratio for the three months ended September 30, 2021 decreased to 32.6% from 35.2% for the comparable 2020 period. Our GAAP expense ratio for the nine months ended September 30, 2021 decreased to 33.3% from 34.0% for the comparable 2020 period.

Interest Expense.  Interest expense was $131 for the three months ended September 30, 2021 and 2020, respectively. Interest expense was $390 for the nine months ended September 30, 2021 compared to $308 for the comparable 2020 period. The credit facility commitment fee included in interest expense was $56 for the nine months ended September 30, 2021 and 2020.

Income Tax Expense.  Our effective tax rate was 20.3% and 21.0% for the three months ended September 30, 2021 and 2020, respectively. Our effective tax rate was 20.4% and 20.3% for the nine months ended September 30, 2021 and 2020. The effective tax rates for the three and nine months ended September 30, 2021 and 2020 were lower than the statutory rate primarily due to the effects of tax-exempt investment income and the impact of stock-based compensation.

Net Income.   Net income for the three months ended September 30, 2021 was $24,820 compared to net income of $44,742 for the comparable 2020 period. Net income for the nine months ended September 30, 2021 was $98,661 compared to net income of $85,246 for the comparable 2020 period.

Non-GAAP Operating Income. Non-GAAP operating income, as defined above, was $25,823 for the three months ended September 30, 2021 compared to $38,128 for the comparable 2020 period. Non-GAAP operating income was $82,667 for the nine months ended September 30, 2021 compared to $92,049 for the comparable 2020 period.

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

Net cash provided by operating activities was $110,584 and $76,112 during the nine months ended September 30, 2021 and 2020, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash used for investing activities was $79,005 and $9,497 during the nine months ended September 30, 2021 and 2020, respectively. Fixed maturities, equity securities, and other invested assets purchased were $336,374 for the nine months ended September 30, 2021 compared to $172,527 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $264,224 during the nine months ended September 30, 2021 compared to $171,155 for the comparable prior year period.

Net cash used for financing activities was $40,645 and $51,273 during the nine months ended September 30, 2021 and 2020, respectively. Net cash used for financing activities during the nine months ended September 30, 2021 consisted of dividend payments to shareholders. Net cash used for financing activities during the nine months ended September 30, 2020 is comprised of dividend payments to shareholders and share buybacks, partially offset by the proceeds from a $30,000 borrowing from the FHLB-Boston on March 17, 2020. The borrowing is for a term of five years, bearing interest at a rate of 1.42%. Interest is payable monthly, and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts (“Commissioner”). The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end December 31, 2020, the statutory surplus of Safety Insurance was $754,066, and its statutory net income for 2020 was $121,446. As a result, a maximum of $121,446 is available in 2021 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $632,620 at December 31, 2020. During the nine months ended September 30, 2021, Safety Insurance paid dividends to Safety of $37,435.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2021 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 16, 2021	March 5, 2021	March 15, 2021	$0.90	$13,459
May 5, 2021	June 1, 2021	June 15, 2021	$0.90	$13,490
August 4, 2021	September 1, 2021	September 15, 2021	$0.90	$13,493

On November 3, 2021, our Board approved and declared a quarterly cash dividend of $0.90 per share which will be paid on December 15, 2021 to shareholders of record on December 1, 2021. We plan to continue to declare and pay quarterly cash dividends in 2021, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares. The Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of September 30, 2021, and December 31, 2020, the Company had purchased 2,831,168 shares of common stock at a cost of $123,834.

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

As discussed in Note 8 – Commitments and Contingencies, the Company has committed $135,000 to investments in limited partnerships. The Company has contributed $76,676 to these commitments as of September 30, 2021. As of September 30, 2021, the remaining committed capital that could be called is $62,770, which includes potential recallable capital distributions.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $445,580 to $501,063 as of September 30, 2021. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $479,299 as of September 30, 2021.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2021.

	As of September 30, 2021
Line of Business	Low	Recorded	High
Private passenger automobile	$174,466	$187,088	$191,969
Commercial automobile	98,807	107,365	108,189
Homeowners	94,805	99,482	101,718
All other	77,502	85,364	99,187
Total	$445,580	$479,299	$501,063

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of September 30, 2021.

	As of September 30, 2021
Line of Business	Case	IBNR	Total
Private passenger automobile	$225,211	$(38,131)	$187,080
CAR assumed private passenger auto	1	7	8
Commercial automobile	61,644	13,153	74,797
CAR assumed commercial automobile	18,354	14,214	32,568
Homeowners	87,252	1,779	89,031
FAIR Plan assumed homeowners	3,592	6,859	10,451
All other	48,237	37,127	85,364
Total net reserves for losses and LAE	$444,291	$35,008	$479,299

At September 30, 2021, our total IBNR reserves for our private passenger automobile line of business was comprised of ($53,941) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $15,810 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 43.6% of our total reserves for CAR assumed commercial automobile business as of September 30, 2021, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 65.6% of our total reserves for FAIR Plan assumed homeowners at September 30, 2021, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of September 30, 2021.

	As of September 30, 2021
Line of Business	Retained	Assumed	Net
Private passenger automobile	$187,080
CAR assumed private passenger automobile		$8
Net private passenger automobile			$187,088
Commercial automobile	74,797
CAR assumed commercial automobile		32,568
Net commercial automobile			107,365
Homeowners	89,031
FAIR Plan assumed homeowners		10,451
Net homeowners			99,482
All other	85,364	—	85,364
Total net reserves for losses and LAE	$436,272	$43,027	$479,299

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the nine months ended September 30, 2021, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $5,815. Each 1 percentage-point change in the loss and loss expense ratio would have had a $4,593 effect on net income, or $0.31 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30, 2021. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(3,742)	$(1,871)	$—
Estimated increase in net income	2,956	1,478	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,871)	—	1,871
Estimated increase (decrease) in net income	1,478	—	(1,478)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,871	3,742
Estimated decrease in net income	—	(1,478)	(2,956)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,496)	(748)	—
Estimated increase in net income	1,182	591	—
No Change in Severity
Estimated (decrease) increase in reserves	(748)	—	748
Estimated increase (decrease) in net income	591	—	(591)
+1 Percent Change in Severity
Estimated increase in reserves	—	748	1,496
Estimated decrease in net income	—	(591)	(1,182)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,781)	(890)	—
Estimated increase in net income	1,407	703	—
No Change in Severity
Estimated (decrease) increase in reserves	(890)	—	890
Estimated increase (decrease) in net income	703	—	(703)
+1 Percent Change in Severity
Estimated increase in reserves	—	890	1,781
Estimated decrease in net income	—	(703)	(1,407)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,707)	(854)	—
Estimated increase in net income	1,349	675	—
No Change in Severity
Estimated (decrease) increase in reserves	(854)	—	854
Estimated increase (decrease) in net income	675	—	(675)
+1 Percent Change in Severity
Estimated increase in reserves	—	854	1,707
Estimated decrease in net income	—	(675)	(1,349)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2021. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

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

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $41,211 and $34,619 during the nine months ended September 30, 2021 and 2020, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2021 and 2020. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Nine Months Ended September 30,
Accident Year	2021	2020
2011 & prior	$(604)	$(632)
2012	(826)	(909)
2013	178	(432)
2014	(1,342)	(376)
2015	(1,961)	(2,514)
2016	(869)	(4,235)
2017	(3,559)	(7,508)
2018	(7,991)	(10,921)
2019	(13,330)	(7,092)
2020	(10,907)	—
All prior years	$(41,211)	$(34,619)

The decreases in prior years’ reserves during the nine months ended September 30, 2021 and 2020 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2021 decrease is composed of reductions of $13,736 in our retained private passenger automobile reserves, $3,284 in our retained commercial automobile reserves, $13,065 in our retained homeowners reserves and $6,989 in our retained other lines reserves. The 2020 decrease is primarily composed of reductions of $13,396 in our retained private passenger automobile reserves, $2,309 in our retained commercial automobile reserves, $10,205 in our retained homeowners reserves and $4,845 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses September 30, 2021.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2011 & prior	$(109)	$(6)	$(3)	$(486)	$(604)
2012	(169)	(11)	—	(646)	(826)
2013	(31)	(87)	2	294	178
2014	6	(79)	(210)	(1,059)	(1,342)
2015	(186)	251	(1,028)	(998)	(1,961)
2016	(375)	(204)	(15)	(275)	(869)
2017	(262)	(856)	(1,576)	(865)	(3,559)
2018	(2,095)	(1,385)	(2,364)	(2,147)	(7,991)
2019	(5,123)	(2,027)	(5,428)	(752)	(13,330)
2020	(5,392)	(2,290)	(3,170)	(55)	(10,907)
All prior years	$(13,736)	$(6,694)	$(13,792)	$(6,989)	$(41,211)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the nine months ended September 30, 2021 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2011 & prior	$(109)	$(6)	$(3)	$(486)	$(604)
2012	(169)	(11)	—	(646)	(826)
2013	(31)	(87)	2	294	178
2014	6	(54)	(210)	(1,059)	(1,317)
2015	(186)	319	(1,026)	(998)	(1,891)
2016	(375)	(137)	8	(275)	(779)
2017	(262)	(582)	(1,481)	(865)	(3,190)
2018	(2,095)	(943)	(2,251)	(2,147)	(7,436)
2019	(5,123)	(1,018)	(5,082)	(752)	(11,975)
2020	(5,392)	(765)	(3,022)	(55)	(9,234)
All prior years	$(13,736)	$(3,284)	$(13,065)	$(6,989)	$(37,074)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the nine months ended September 30, 2021.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2011 & prior	$—	$—	$—	$—
2012	—	—	—	—
2013	—	—	—	—
2014	—	(25)	—	(25)
2015	—	(68)	(2)	(70)
2016	—	(67)	(23)	(90)
2017	—	(274)	(95)	(369)
2018	—	(442)	(113)	(555)
2019	—	(1,009)	(346)	(1,355)
2020	—	(1,525)	(148)	(1,673)
All prior years	$—	$(3,410)	$(727)	$(4,137)

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of September 30, 2021
Estimated fair value	$1,319,579	$1,277,402	$1,233,500
Estimated increase (decrease) in fair value	$42,177	$—	$(43,902)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At September 30, 2021, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2021, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  The Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No share repurchases were made by the Company during the nine months ended September 30, 2021.

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

November 5, 2021	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer