Form 10-K
period 2021-12-31
SAFETY INSURANCE GROUP INC
filed 2022-02-28
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the registrant’s voting and non-voting common equity (based on the closing sales price on NASDAQ) held by non-affiliates of the registrant as of June 30, 2021, was approximately $1,123,747,601.

As of February 22, 2022 there were 14,671,893 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders, which Safety Insurance Group, Inc. (“Safety”, the “Company”, “we”, “our”, “us”) intends to file within 120 days after its December 31, 2021 year-end, are incorporated by reference into Part II and Part III hereof.

SAFETY INSURANCE GROUP, INC.

In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

PART I.

ITEM 1.    BUSINESS

General

We are a leading provider of private passenger automobile, commercial automobile, and homeowners insurance in Massachusetts. In addition to these coverages, we offer a portfolio of other insurance products, including dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity"), Safety Property and Casualty Insurance Company ("Safety P&C"), and Safety Northeast Insurance Company (“Safety Northeast”) (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 856 in 1,088 locations throughout these three states during 2021. We have used these relationships and, in particular, our extensive knowledge of the Massachusetts market to become the fourth largest private passenger automobile carrier and the second largest commercial automobile carrier in Massachusetts, capturing an approximate 7.9% and 12.0% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2021 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR"). We also are the third largest homeowners insurance carrier in Massachusetts with a 6.8% share of that market in 2020. We were ranked the 56th largest automobile writer in the country according to S&P Global Market Intelligence, based on 2020 direct written premiums. We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and Maine in 2016. The table below shows the amount of direct written premiums written in each state during the year ended December 31, 2021, 2020, and 2019.

	Years Ended December 31,
Direct Written Premiums	2021	2020	2019
Massachusetts	$765,007	$764,479	$819,534
New Hampshire	34,261	32,334	31,676
Maine	2,871	1,899	1,194
Total	$802,139	$798,712	$852,404

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

Our Competitive Strengths

We Have Strong Relationships with Independent Agents. In 2021, independent agents accounted for approximately 56.9% of the Massachusetts automobile insurance market measured by direct written premiums as compared to approximately 30.8% nationwide, based on data made available by Independent Insurance Agents and Brokers of America, Inc. and CAR. For that reason, our strategy is centered around, and we sell exclusively through, a network of independent agents. In order to support our independent agents and enhance our relationships with them, we:

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

We Have a History of Profitable Operations.  In 40 out of 41 years since our inception in 1979, we have been profitable. We have achieved our profitability, among other things, by:

●	operating as the fourth largest private passenger auto premium insurance carrier, the second largest commercial auto insurance carrier, and third largest homeowner insurance carrier in Massachusetts.
●	maintaining a combined ratio that is typically below industry averages (refer to Insurance Ratios under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion on insurance ratios);
●	taking advantage of the institutional knowledge our management has amassed during its long tenure in the industry;
●	introducing new lines and forms of insurance products;
●	investing in technology to provide our agents with state-of-the-art tools that make the ease and convenience of doing business with us second to none; and
●	maintaining a high-quality investment portfolio.

We Continue to Develop and Deploy Advanced Technology and Services for Our Business.  We have dedicated significant human and financial resources to the development and deployments of advanced information systems and technologies, customer and agent facing websites, mobile applications, and customer engagement tools including online chat and text.  Over the last several years we have modernized all of our core systems along with many of our surround systems and technology platforms in an effort to increase efficiencies within the organization and provide a better user experience for our employees, agents, and customers. These modern systems and platforms position us to continue to take advantage of the latest in InsureTech offerings, Software as a Service (SaaS) products and cloud-based technologies to improve the customer experience, engage with customers on their terms, and assist with customer retention all while improving operational efficiencies and reducing operational costs. We also continue to expand our usage of Robotics Process Automation (RPA) throughout the organization to automate manual processes, streamline the software testing process and perform application performing testing to insure a robust technical environment.

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

Property and Casualty Insurance Market

Introduction.  We are licensed by the respective state insurance departments to transact property and casualty insurance in Massachusetts, New Hampshire, and Maine. All of our business is regulated by these departments, with the most extensive oversight from our domestic regulator, the Massachusetts Division of Insurance (“Division”).

Products

Historically, we have focused on underwriting private passenger automobile insurance, which is written through our subsidiary, Safety Insurance. In 1989, we formed Safety Indemnity to offer commercial automobile insurance at preferred rates. Since 1997, we have expanded the breadth of our product line in order for agents to address a greater portion of their clients' insurance needs by selling multiple products. Homeowners, business owner, personal umbrella, dwelling fire and commercial umbrella insurance policies are written by Safety Insurance at standard rates and written by Safety Indemnity at preferred rates. In December 2006, we formed Safety P&C to offer homeowners and commercial automobile insurance at ultra preferred rates. In November 2020, we formed Safety Northeast to offer a fourth insurance subsidiary, which became licensed to write homeowners insurance products in Massachusetts during 2021.

The table below shows our premiums in each of these product lines for the periods indicated and the portions of our total premiums each product line represented.

	Years Ended December 31,
Direct Written Premiums	2021		2020		2019
Private passenger automobile	$429,819	53.6%	$438,824	54.9%	$466,697	54.8%
Commercial automobile	129,832	16.2	118,773	14.9	147,177	17.3
Homeowners	199,886	24.9	199,482	25.0	196,764	23.0
Business owners	23,334	2.9	22,317	2.8	22,241	2.6
Personal umbrella	8,417	1.1	8,087	1.0	8,316	1.0
Dwelling fire	9,698	1.2	10,148	1.3	10,109	1.2
Commercial umbrella	1,153	0.1	1,081	0.1	1,100	0.1
Total	$802,139	100.0%	$798,712	100.0%	$852,404	100.0%

Our product lines are as follows:

Private Passenger Automobile (53.6% of 2021 direct written premiums).  Private passenger automobile insurance is our primary product. These policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils.

Commercial Automobile (16.2% of 2021 direct written premiums).  Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business. We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers (excluding long-haul trucking), and insure individual vehicles as well as commercial fleets.

Homeowners (24.9% of 2021 direct written premiums).  We offer a broad selection of coverage forms for qualified policyholders. Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy. We write policies on homes, condominiums, and apartments.

Business Owner Policies (2.9% of 2021 direct written premiums).  We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including limited cooking restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses. Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss. Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers. We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

Personal Umbrella (1.1% of 2021 direct written premiums). We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients. We write policies at standard rates with limits of $1,000 to $5,000.

Dwelling Fire (1.2% of 2021 direct written premiums).  We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences. We write all forms of dwelling fire coverage at standard rates with qualifying risks eligible for preferred lower rates.

Commercial Umbrella (0.1% of 2021 direct written premiums).  We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies. The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks. We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

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

Distribution

We distribute our products exclusively through independent agents, unlike some of our competitors who use multiple distribution channels. We believe this gives us a competitive advantage with the agents. With the exception of personal automobile business assigned to us by the Massachusetts Automobile Insurance Plan (“MAIP”) or written through CAR’s commercial automobile Servicing Carrier program, we do not accept business from insurance brokers. Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority. We reserve the ability to cancel any coverage bound, in accordance with applicable law. In total, our independent agents numbered 856 and had 1,088 offices (some agencies have more than one office) and approximately 9,805 customer service representatives during 2021.

Voluntary Agents.  In 2021, we obtained approximately 96.5% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents. As of December 31, 2021, we had agreements with 735 voluntary agents. Our voluntary agents are located in all regions of Massachusetts, New Hampshire and Maine.

We look for agents with profitable portfolios of business. To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 65.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 300 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the prior year performance of our agents. If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us. We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards. Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by direct written premiums. No individual agency generated more than 9.2% of our direct written premiums in 2021.

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

CAR runs a reinsurance pool for ceded commercial automobile policies through the Commercial Automobile Program (the “Commercial Automobile Program”).  CAR has appointed Safety and three other servicing carriers to process ceded commercial automobile insurance.  Safety was reappointed for this program on January 1, 2022 for an additional five-year term.  Historically, CAR ran a separate reinsurance pool for Taxi, Limousine and Car Service risks, however, beginning with the January 1, 2022 policy year, this pool was combined into the Commercial Automobile Program. Approximately $187,900 of ceded premium is spread equitably among the four servicing carriers.  Subject to the review of the Massachusetts Commissioner of Insurance (“the Commissioner”), CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level.  This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

We are assigned independent agents by CAR who can submit commercial business to us in the Commercial Automobile Program and the Taxi/Limo Program, and we classify those agents as Exclusive Representative Producers (“ERPs”).

The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	Years Ended December 31,
	2021		2020		2019
Line of Business	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile:
Voluntary agents	390,919	(4.4)%	408,873	(2.4)%	418,894	(1.6)%
MAIP	2,110	(36.0)	3,298	(42.9)	5,777	(29.1)
Total private passenger automobile	393,029	(4.6)	412,171	(2.9)	424,671	(2.1)
Commercial automobile:
Voluntary agents	65,848	3.2	63,828	(4.8)	67,074	5.4
ERP	3,755	(1.2)	3,802	(50.8)	7,725	(31.1)
Total commercial automobile	69,603	2.9	67,630	(9.6)	74,799	(0.1)
Other:
Homeowners	153,980	(2.3)	157,611	(0.8)	158,848	(0.3)
Business owners	8,770	0.4	8,735	(1.9)	8,903	(2.2)
Personal umbrella	21,530	(2.7)	22,124	(2.2)	22,620	(1.4)
Dwelling fire	6,000	(7.0)	6,454	(2.7)	6,632	(2.9)
Commercial umbrella	672	3.1	652	(4.7)	684	1.5
Total other	190,952	(2.4)	195,576	(1.1)	197,687	(0.6)
Total	653,584	(3.2)	675,377	(3.1)	697,157	(1.5)
Total voluntary agents	647,719	(3.1)	668,277	(2.3)	683,655	(0.7)

In 2021, 65.6% of the private passenger automobile exposures we insure had an other than private passenger policy with us, compared to 66.1% and 64.2% in 2020 and 2019, respectively. In addition, 82.6% of our homeowners’ policyholders had a matching automobile policy with us in 2021 compared to 82.8% in 2020 and 82.5% in 2019.

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

Commission Schedule and Profit Sharing Plan.  We have several programs designed to attract profitable new business from agents by paying them competitive commissions. We recognize our top performing agents by making them members of either our Chairman's Elite, Chairman's, President's, Executive's or Preferred Agent's Club. In 2021, members of these Clubs received a commission of up to 18.0% of premiums for each new private passenger auto policy, up to 22.0% of premiums for each new homeowner policy, up to 20.0% for each new commercial auto policy and up to 20.0% for each new commercial property policy.

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

Underwriting and Insurance Operations

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

Pricing.  Subject to the applicable state insurance department’s review, we set rates for all of our products using our own loss experience, industry loss cost data, residual market deficits, catastrophe modeling and prices charged by our competitors. We have four pricing segments for most products, utilizing Safety Insurance for standard rates, Safety Indemnity for preferred rates, Safety P&C for ultra preferred rates and Safety Northeast for homeowners rates.

Massachusetts Residual Automobile Insurance Markets. CAR establishes the rates for personal automobile policies assigned to carriers through the MAIP. In accordance with Massachusetts law, insurers may only charge MAIP policyholders the lower of the MAIP rate or the company's competitive voluntary market rate. CAR also sets rates for commercial automobile policies, including taxi/limousine/car service policies, reinsured through the CAR residual market pool. All commercial automobile business and taxi/limousine/car service business that is not written in the voluntary market in Massachusetts is apportioned to one of these servicing carriers which handles that business on behalf of CAR. Every Massachusetts commercial automobile insurer must bear a portion of the losses of the total commercial reinsurance pool that is serviced by the approved servicing carriers. We are one of four servicing carriers in CAR’s Commercial Automobile Program.

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

Customer Engagement. The Customer Engagement department provides professional customer service to our agents and insureds by continuously identifying new ways to enhance the ease of doing business with us and by looking for new ways to personalize our services for each customer.

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

We believe that our technology initiatives have increased revenue and decreased costs while at the same time improving the customer experience of both our agents and policyholders. We are continuously investing in new technologies including areas such as robotic process automation and a new claims system which we began using for other than auto lines of business in 2020 and for auto lines of business in 2021.

Innovation Lab.  In 2018 we established an Innovation Lab. The purpose of the Innovation Lab is to foster a culture of innovative thinking, monitor the InsureTech landscape and provide Safety and our independent agents with the tools and processes necessary to continuously improve the customer experiences and remain competitive in both the current and future insurance marketplace.  During 2021, the Innovation Lab did substantial research, performed multiple proof of concepts, initiated pilot projects, and presented fully functional technologies to the business for their use. In early 2021, the Innovation Lab partnered with Safety’s Product Management department to select an InsureTech company to implement a Home Sensor Proof of Concept program including freeze and water detection sensors along with a Smartphone Mobile app allowing participants to monitor the status of their sensors remotely. To date the Proof of Concept has been able to mitigate several potential water and freeze incidents by notifying participants of the presence of water or low temperatures within their property. The Innovation Lab also partnered with the Claims department to introduce an electronic appraisals program using Smartphone technology that guides a consumer through a remote, touchless appraisal process that not only speeds the claims settlement process but proved very timely during the pandemic with our customers’ desire for touchless insurance services. Several other initiatives are currently in the pipeline including the latest in payment technologies, customer communication methods, artificial intelligence, and robotics.

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

We currently operate two VIP Claims Centers which use a network of rental car centers and auto body repair shops to provide a higher level of service to the clients of the independent insurance agents while reducing costs, such as rental expense, through reduced cycle times.

Billing.  Proprietary and vendor supplied billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders. We believe the sophistication of our direct bill systems help us to limit our bad debt expense. Our bad debt expense as a percentage of direct written premiums was 0.1% in 2021 compared to 0.4% in 2020.

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

Claims

On casualty claims we utilize stringent claims settlement procedures, which include guidelines that establish settlement ranges for soft tissue injuries, which constituted approximately 65% of our bodily injury claims in 2021. If we are unable to settle these claims within our pricing guidelines, we explore other cost-effective options including alternative dispute resolutions and/or litigation. We believe that these procedures result in providing our adjusting staff with a uniform approach to negotiation.

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

Our property claims division handles physical damage claims arising in our homeowners and other than auto insurance lines. Property Field Adjusters are located remotely across our service areas to handle larger more complex property losses. In 2020 and 2021, we implemented a new claim handling software system that enables more efficient handling of the claim process from first notice of loss through settlement and potential subrogation. We also utilize house counsel on subrogation recoveries to reduce collection expenses and maximize damage recoveries.

Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the expenses associated with investigating and paying the losses, or loss adjustment expenses. Every quarter, we review and establish our reserves. Regulations promulgated by the Commissioner require us to annually obtain a certification from either a qualified actuary or an approved loss reserve specialist, who may be one of our employees, that our loss and loss adjustment expenses reserves are reasonable.

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

When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2021 is adequate to cover the ultimate cost of losses and claims incurred as of that date.

Management determines its loss and loss adjustment expense ("LAE") reserve estimates based upon the analysis of the Company's actuaries. Management has established a process for the Company's actuaries to follow in establishing reasonable reserves. The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management. The Company's estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $445,511 to a high of $504,580 as of December 31, 2021. The Company's net loss and LAE reserves, based on our actuaries' best estimate, were set at $479,984 as of December 31, 2021. The ultimate liability may be greater or less than reserves carried at the balance sheet date. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. We do not discount any of our reserves.

The following table presents development information on changes in the reserves for losses and LAE of our Insurance Subsidiaries for each year in the three year period ended December 31, 2021, 2020 and 2019.

	Year Ended
	2021	2020	2019
Reserves for losses and LAE at beginning of year	$567,581	$610,566	$584,719
Less receivable from reinsurers related to unpaid losses and LAE	(106,311)	(122,372)	(108,398)
Net reserves for losses and LAE at beginning of year	461,270	488,194	476,321
Incurred losses and LAE, related to:
Current year	515,400	459,400	551,895
Prior years	(53,673)	(54,844)	(42,049)
Total incurred losses and LAE	461,727	404,556	509,846
Paid losses and LAE related to:
Current year	310,116	277,754	333,377
Prior years	132,897	153,726	164,596
Total paid losses and LAE	443,013	431,480	497,973
Net reserves for losses and LAE at end of period	479,984	461,270	488,194
Plus receivable from reinsurers related to unpaid losses and LAE	90,667	106,311	122,372
Reserves for losses and LAE at end of period	$570,651	$567,581	$610,566

The following table represents the development of reserves, net of reinsurance, for calendar years 2011 through 2021. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2021.

Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

	As of and for the Year Ended December 31,
	2021	2020	2019	2018	2017	2016	2015	2014	2013	2012	2011
Reserves for losses and
LAE originally estimated:	$ 479,984	$ 461,270	$ 488,194	$ 476,321	$ 490,969	$ 476,597	$ 485,716	$ 420,767	$ 394,668	$ 371,657	$ 352,098
Cumulative amounts paid as of:
One year later		132,897	153,727	164,595	159,234	164,466	174,506	132,364	133,288	124,855	130,204
Two years later			216,822	230,294	241,032	231,473	250,306	189,367	178,411	175,822	181,739
Three years later				269,065	282,242	283,812	290,287	223,465	207,626	199,741	211,578
Four years later					304,009	305,024	310,140	241,589	223,743	213,847	223,941
Five years later						318,149	319,817	252,714	231,346	221,363	231,433
Six years later							325,669	255,581	234,480	223,829	233,137
Seven years later								256,733	235,562	225,169	233,905
Eight years later									235,807	225,320	233,880
Nine years later										225,354	233,922
Ten years later											233,936

	As of and for the Year Ended December 31,
	2021	2020	2019	2018	2017	2016	2015	2014	2013	2012	2011
Reserves re-estimated as of:
One year later		$ 407,597	$ 433,350	$ 434,273	$ 434,481	$ 434,813	$ 440,268	$ 390,452	$ 357,300	$ 342,767	$ 334,788
Two years later			395,578	393,948	400,312	391,630	406,253	348,660	328,182	308,028	309,096
Three years later				372,282	376,584	372,379	376,201	313,100	295,788	283,592	282,441
Four years later					365,267	359,549	361,335	287,131	274,214	263,787	268,759
Five years later						352,330	353,983	276,309	255,368	250,064	255,925
Six years later							347,373	272,178	248,746	236,373	248,353
Seven years later								268,514	245,071	232,657	239,476
Eight years later									243,000	229,932	237,497
Nine years later										228,184	236,440
Ten years later											235,769

Cumulative
(redundancy) deficiency 2021		(53,673)	(92,616)	(104,039)	(125,702)	(124,267)	(138,343)	(152,253)	(151,668)	(143,473)	(116,329)

	As of and for the Year Ended December 31,
	2021	2020	2019	2018	2017	2016	2015	2014	2013	2012	2011
Gross liability-end of year	$ 570,651	$ 567,581	$ 610,566	$ 584,719	$ 574,054	$ 560,321	$ 553,977	$ 482,012	$ 455,014	$ 423,842	$ 403,872
Reinsurance recoverables	90,667	106,311	122,372	108,398	83,085	83,724	68,261	61,245	60,346	52,185	51,774
Net liability-end of year	479,984	461,270	488,194	476,321	490,969	476,597	485,716	420,767	394,668	371,657	352,098
Gross estimated liability-latest		506,800	508,655	474,121	448,047	412,410	377,470	307,087	275,429	254,894	261,593
Reinsurance recoverables-latest		99,203	113,077	101,839	82,780	60,080	30,097	38,573	32,429	26,710	25,824
Net estimated liability-latest		407,597	395,578	372,282	365,267	352,330	347,373	268,514	243,000	228,184	235,769

In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods. Thus, if the 2021 estimate for a previously incurred loss was $150 and the loss was reserved at $100 in 2017, the $50 deficiency (later estimate minus original estimate) would be included in the cumulative (redundancy) deficiency in each of the years 2017-2021 shown in the table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies from the table.

The table shows that we have substantially benefited in the current and prior years from releasing redundant reserves. In the years ended December 31, 2021, 2020, and 2019, we decreased loss reserves related to prior years by $53,673, $54,844 and $42,049, respectively. Reserves and development are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2021 protected us in the event of a "135-year storm" (that is, a storm of a severity expected to occur once in a 135-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan"). In 2021, we purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000.  Our reinsurers’ co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $50,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer, and 80.0% of $265,000 for the 4th layer.

For 2022, we have purchased three layers of excess catastrophe reinsurance providing $590,000 of coverage for property losses in excess of $75,000 up to a maximum of $665,000. Our reinsurers’ co-participation is 80.0% of $75,000 for the 1st layer, 80.0% of 250,000 for the 2nd layer and 80.0% of $265,000 for the 3rd layer.

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

Our reinsurance program excludes coverage for acts of terrorism. The Terrorism Risk Insurance Program Reauthorization Act of 2019 was signed into law on December 20, 2019 which extended the Terrorism Risk Insurance Act (“TRIA”) through the year 2027. The intent of this legislation is to provide federal assistance to the insurance industry for the needs of commercial insurance policyholders with the potential exposure for losses due to acts of terrorism. TRIA provides reinsurance for certified acts of terrorism.

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

At December 31, 2021, we also had $119,122 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

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

Our principal competitors within the Massachusetts private passenger automobile insurance market are MAPFRE SA, Government Employees Insurance Company and Liberty Mutual Insurance Company, which held 21.5%, 15.8% and 8.1% market shares based on premiums, respectively, in 2021 according to CAR.

We are the second largest writer of commercial automobile insurance in Massachusetts with a market share of 12.0% in 2021. Other principal competitors in the Massachusetts commercial automobile insurance market are MAPFRE SA, Arbella Mutual Insurance Company and The Travelers Indemnity Insurance Company, which held 14.7%, 10.6% and 7.6% market shares based on premium, respectively, according to CAR. This includes our share of residual market business as one of four servicing carriers in CAR’s Commercial Automobile Program.

We are the third largest writer of homeowners insurance business in Massachusetts, with a market share of 6.8% in 2020. Our principal competitors within the Massachusetts homeowners insurance market are MAPFRE SA, Liberty Mutual and The Andover Companies, which held 12.5%, 9.1% and 6.2% market shares respectively in 2020 (according to S&P Global Market Intelligence).

Human Capital

At December 31, 2021, we employed 552 employees who all work in the New England region. The management team establishes hiring and compensation practices for our Company. The Board is periodically updated on key employee engagement and employee relations measures. In addition, the Board’s Compensation Committee is responsible for reviewing performance and approving compensation paid to senior leaders. Our Human Resources team, led by our Chief Financial Officer, supports the Compensation Committee in the execution of its responsibilities. In addition to the day-to-day support, they provide to our management team, the Human Resources team monitors the pulse of our employee population.

We create a workplace where all employees are treated with dignity and respect, and individual differences are valued, all with the goal of securing the trust and satisfaction of our employees. The Company is committed to a policy of inclusiveness and is committed to actively seeking out highly-qualified candidates with diverse gender, race, color, religion, ethnicity, age, marital status, handicap, sexual orientation, gender identity or expression, and backgrounds. The Company prioritizes an environment where employees are respected, inspired to perform at their best, and are recognized for their contributions. We persistently work to improve the employee experience in support of our continuing strategic objective to attract, retain and develop talent in the insurance industry. Our commitment to a robust talent pool starts at the top. The Board engages with the Compensation Committee annually to review executive level compensation, consider key pipeline talent and conduct succession planning. In addition, our leadership team conducts a comprehensive annual review process across our organization each year. We have a history of promotion from within as over 20% of our organization has 25 years of experience at Safety.

We offer competitive pay and benefits to our employees. In addition to competitive salaries, all management level employees are included in our long-term incentive compensation program where they can receive a combination of time and performance-based awards. The Company also engages in a number of additional practices to ensure pay fairness, including:

●	Centralized compensation function ensuring consistent programs and practices across the enterprise;
●	Enterprise-wide framework for evaluating and aligning roles and compensation levels based on job responsibilities, strategic importance of the role, and other relevant factors;
●	Prohibition against asking external job applicants for current or historical compensation information;
●	Individual compensation decisions consider each employee’s experience, proficiency, and performance;
●	Multiple levels of review and approval required for all compensation decisions.

We are committed to our extensive, long-standing policies and practices to ensure fair pay across the organization, while also staying attuned to external best practices and insights, and leveraging input from our pay consultants.

We further foster our culture through our robust learning and development program and our competitive benefit programs. Our extensive benefits include a variety of items, not limited to the following:

●	Medical and vision plan options;
●	Dental options;
●	Company paid life-insurance;
●	401(k) plan with company matching contributions of 8%;
●	Sick hours;
●	Paid holidays;
●	Flexible work schedules, including remote work arrangements;
●	Tuition reimbursement that is not capped;
●	Short and long-term disability;
●	Family medical leave;
●	Parental leave;
●	Employee assistance program.

Prior to COVID-19, approximately half of our employees participated in a work from home program that helps contribute to a flexible work-life balance and allows the Company to minimize the real estate rented at our home office. In response to the pandemic, we quickly transitioned all other employees to a work from home environment and have the capacity for 100% of our workforce to work in a remote setting. Our employees are not covered by any collective bargaining agreement.

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

The reputation of the Company depends on the conduct of its Board, officers, and employees. Every employee who is associated with Safety must play a part in maintaining our corporate reputation for the highest ethical standards. Management considers our relationship with our employees to be strong.

Investments

Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings. Our investment objective is to focus on maximizing total returns while investing conservatively. We maintain a high-quality investment portfolio consistent with our established investment policy. As of December 31, 2021, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

According to our investment guidelines, no more than 2.0% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities). In addition, no more than 0.5% of our portfolio may be invested in securities of any one issuer rated "Baa," or the lowest investment grade assigned by Moody's. Of the less than 15.0% of our portfolio invested in senior bank loans and high yield bonds at December 31, 2021, no more than 5.0% may be invested in the securities of any one issuer, no more than 10.0% may be invested in any issuers total outstanding debt issue, and a maximum of 10.0% may be invested in securities unrated or rated "B-" or below by Moody's. We continually monitor the mix of taxable and tax-exempt securities in an attempt to maximize our total after-tax return. We utilize the services of third-party investment managers.

We believe that the incorporation of material, non-financial factors into investment selection and risk management has the potential to enhance long-term investment returns. We incorporate Environmental, Social & Governance (“ESG”) factors managed for us by third-party investment managers. We measure our exposure to ESG risks at both individual asset classes and total portfolio levels.

The following table reflects the composition of our investment portfolio as of December 31, 2021 and 2020.

	As of December 31,
	2021		2020
	Estimated	% of	Estimated	% of
	Fair Value	Portfolio	Fair Value	Portfolio
U.S. Treasury Securities	$324	0.0%	$1,865	0.1%
Obligations of states and political subdivisions	116,302	7.4	222,389	14.8
Residential mortgage-backed securities (1)	241,464	15.4	241,597	16.0
Commercial mortgage-backed securities	150,883	9.6	126,035	8.4
Other asset-backed securities	83,596	5.3	73,124	4.9
Corporate and other securities	625,710	39.8	591,643	39.2
Subtotal, fixed maturity securities	1,218,279	77.5	1,256,653	83.4
Short term investments	-	-	441	-
Equity securities (2)	264,945	16.9	205,254	13.6
Other invested assets (3)	87,911	5.6	45,239	3.0
	$1,571,135	100.0%	$1,507,587	100.0%

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

The principal risks inherent in holding mortgage-backed securities and other pass-through securities are prepayment and extension risks, which affect the timing of when cash flows will be received. When interest rates decline, mortgages underlying mortgage-backed securities tend to be prepaid more rapidly than anticipated, causing early repayments. When interest rates rise, the underlying mortgages tend to be prepaid at a slower rate than anticipated, causing the principal repayments to be extended. Although early prepayments may result in acceleration of income from recognition of any unamortized discount, the proceeds could be reinvested at a lower current yield, resulting in a net reduction of future investment income. In addition, in the current market environment, such investments can also contain liquidity risks.

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

The following table reflects our investment results for each of the three-year period ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
Average cash and invested securities (at cost)	$1,466,133	$1,401,881	$1,365,830
Net investment income (1)	$44,135	$41,045	$46,665
Net effective yield (2)	3.0%	2.9%	3.4%

(1) After investment expenses, excluding realized investment gains or losses.

(2) Net investment income for the period divided by average invested securities and cash for the same period.

As of December 31, 2021, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured, senior bank loans and high yield bonds.

The composition of our fixed income security portfolio by rating is presented in the following table.

	As of December 31,
	2021		2020
	Estimated		Estimated
	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$242,911	19.9%	$256,683	20.4%
Aaa/Aa	276,059	22.7	327,775	26.1
A	279,187	22.9	260,048	20.7
Baa	231,267	19.0	220,171	17.5
Ba	60,822	5.0	68,135	5.4
B	103,086	8.5	93,824	7.5
Caa/Ca	4,284	0.4	5,067	0.4
Not rated	20,663	1.6	24,950	2.0
Total	$1,218,279	100.0%	$1,256,653	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

The Securities Valuation Office of the National Association of Insurance Commissioners (the "SVO") evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. SVO ratings are reviewed at least annually. At December 31, 2021, 64.1% of our available for sale fixed maturity investments were rated Category 1 and 17.9% were rated Category 2, the two highest ratings assigned by the SVO.

The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2021.

	As of December 31, 2021
	Estimated
	Fair Value	Percent
Due in one year or less	$45,844	3.8%
Due after one year through five years	253,781	20.8
Due after five years through ten years	385,569	31.6
Due after ten years through twenty years	55,341	4.5
Due after twenty years	1,800	0.1
Asset-backed securities (1)	475,944	39.2
Totals	$1,218,279	100.0%

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

Supervision and Regulation

Introduction.  Our principal operations are conducted through the Insurance Subsidiaries which are subject to comprehensive regulation by state insurance departments, primarily through our domestic regulator, the Division, of which the Commissioner is the senior official. The Commissioner is appointed by the Governor. We are subject to the authority of the Commissioner in many areas of our business under Massachusetts law, including:

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

Insurance Regulation Concerning Dividends.  We rely on dividends from the Insurance Subsidiaries for our cash requirements. The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the shareholders of an insurance company. The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time. As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10.0% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2021, the statutory surplus of Safety Insurance was $826,979 and its net income for 2021 was $97,169. A maximum of $97,169 will be available during 2022 for such dividends without prior approval of the Commissioner.

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

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In 2021, 2020, and 2019 all our ratios for all our Insurance Subsidiaries were within the normal range.

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

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2021, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.

Own Risk Solvency Assessment.  On January 11, 2017, the Division adopted the National Association of Insurance Commissioners’ Own Risk Solvency Assessment (“ORSA”) Act requiring the Company to file its assessment on an annual basis. ORSA is an internal process undertaken by an insurer or insurance group to assess the adequacy of its risk management and current and prospective solvency positions under normal and severe stress scenarios. We have completed this filing for the 2021 period.

Executive Officers and Directors

The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

			Years
			Employed
Name	Age (1)	Position	by Safety
George M. Murphy	55	President, Chief Executive Officer	33
Christopher T. Whitford	39	Vice President, Chief Financial Officer and Secretary	9
James D. Berry	62	Vice President - Underwriting	39
John P. Drago	55	Vice President - Marketing	27
Ann M. McKeown	54	Vice President - Insurance Operations	32
Paul J. Narciso	58	Vice President - Claims	31
Stephen A. Varga	54	Vice President - Management Information Systems	29
Glenn R. Hiltpold	51	Vice President - Actuarial Services	22
David F. Brussard	70	Chairman of the Board, Director	-
Frederic H. Lindeberg	81	Director	-
Peter J. Manning	83	Director	-
Thalia M. Meehan	60	Lead Independent Director	-
Mary C. Moran	66	Director	-
___________________
(1) As of February 16, 2022

George M. Murphy, CPCU, was appointed President and Chief Executive Officer of the Company effective April 1, 2016. He previously was the Vice President of Marketing since October 1, 2005. Mr. Murphy was appointed to the Board of Directors and to the Investment Committee in February 2016. Mr. Murphy has been employed by the Insurance Subsidiaries for over 33 years. Mr. Murphy is also on the Board of Trustees of the Insurance Library Association of Boston.

Christopher T. Whitford,  was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 2, 2020. Mr. Whitford, a Certified Public Accountant in Massachusetts, has been employed by the Insurance Subsidiaries for over 9 years, previously serving as the Company’s Controller since 2012, and began his career at PricewaterhouseCoopers in 2005. Mr. Whitford serves on the Audit Committee of Guaranty Fund Management Services and also serves on the Audit Committee of the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”).

James D. Berry, CPCU, was appointed Vice President of Underwriting of the Company in July 2015, and was named as Secretary of the Insurance Subsidiaries at that time. Prior to that, he served as the Vice President of Insurance Operations since October 2005. Mr. Berry has been employed by the Insurance Subsidiaries for over 39 years and has directed the Company's Massachusetts Private Passenger line of business since 2001. Mr. Berry is the Chairman of the Board of Directors of the FAIR Plan and previously served as the Chairman of that organizations Executive Committee. He has served on several committees of CAR including Market Review and Defaulted Brokers and also served on Computer Sciences Corporation Series II and Exceed advisory councils. He also serves on the Executive Committee of the In Control Family Foundation, and is the Chairman of that organization’s Finance Committee.

John P. Drago was appointed Vice President of Marketing on February 1, 2016. Mr. Drago has been employed by the Insurance Subsidiaries for over 27 years and most recently served as Director of Marketing.

Ann M. McKeown was appointed Vice President of Insurance Operations of the Company on July 1, 2015. Ms. McKeown has been employed by the Insurance Subsidiaries for over 32 years wherein she has held management positions in the Underwriting, Information Technology, and Insurance Operations departments. Ms. McKeown has served on the MAIP Steering and Operations Committees of CAR.

Paul J. Narciso was appointed Vice President of Claims of the Company on August 5, 2013.  Mr. Narciso has held various adjusting and claims management positions with the Company since 1990.  Mr. Narciso has 35 years of claim experience having worked at two national carriers prior to joining Safety.  He currently serves on the Governing Board of the Massachusetts Insurance Fraud Bureau and the Claims Subcommittee at Commonwealth Automobile Reinsurers.

Stephen A. Varga was appointed Vice President of Management Information Systems of the Company on August 6, 2014. Mr. Varga has held various information technology positions with the Company since 1992 and most recently served as Senior Director of MIS.

Glenn R. Hiltpold was appointed Vice President of Actuarial Services of the Company on March 1, 2021. Mr. Hiltpold, a Fellow of the Casualty Actuarial Society, has held the Director of Actuarial Services position with the Company since 2004 and has been an employee of the Insurance Subsidiaries for 22 years.

David F. Brussard was appointed Chairman of the Board in March 2004 and has served as a director of the Company since October 2001. Mr. Brussard served as President and Chief Executive Officer of the Company from June 2001 until March 31, 2016. Mr. Brussard was also appointed Chairman of the Investment Committee on February 22, 2017.

Frederic H. Lindeberg has served as a director of the Company since August 2004. Mr. Lindeberg has had a consulting practice providing taxation, management and investment counsel since 1991, focusing on finance, real estate, manufacturing and retail industries. Mr. Lindeberg retired in 1991 as Partner-In-Charge of various KPMG tax offices, after 24 years of service where he provided both accounting and tax counsel to various clients. Mr. Lindeberg is an attorney and certified public accountant. Mr. Lindeberg was formerly a director of Provident Senior Living Trust (PSLT) and TAL International (TAL) and formerly an adjunct professor at Penn State Graduate School of Business. Mr. Lindeberg qualifies as an “Audit Committee Financial Expert” as defined by the U.S. Securities and Exchange Commission rules. Mr. Lindeberg serves as a member of the Audit, Compensation and Nominating and Governance Committees.

Peter J. Manning has served as a director of the Company since September 2003. Mr. Manning retired in 2003, as Vice Chairman Strategic Business Development of FleetBoston Financial, after 32 years with FleetBoston Financial Corporation (formerly BankBoston) where he also held the positions of Comptroller and Executive Vice President and Chief Financial Officer. Mr. Manning started his career with Coopers & Lybrand in 1962 prior to his 1972 employment with BankBoston. He is a former director of the Blue Hills Bank and a former director of Thermo Fisher Scientific and the Lahey Clinic. Mr. Manning qualifies as an “Audit Committee Financial Expert” as defined by the U.S. Securities and

Exchange Commission rules. Mr. Manning serves as Chairperson of the Audit Committee and serves as a member of the Compensation and Nominating and Governance Committees.

Thalia M. Meehan was appointed Director of the Company on July 3, 2017 and Lead Independent Director on January 11, 2022. Ms. Meehan has also been appointed to serve as a member of the Audit Committee, the Investment Committee and the Nominating and Governance Committee, as well as Chairperson of the Compensation Committee of the Board. Ms. Meehan, a Chartered Financial Analyst, has over 30 years of experience in the investment sector. Ms. Meehan retired from Putnam Investments in 2016 with 27 years of experience and most recently served as a Team Leader and Portfolio Manager at Putnam Investments. Ms. Meehan currently serves on the Board of Cambridge Bancorp where she is a member of the Trust and Risk Committees and also serves on Nominating and Finance Committees of the Municipal Securities Rulemaking Board and the Advisory Committee of the Board of Boston Women in Public Finance.

Mary C. Moran was appointed Director of the Company on March 27, 2020. Ms. Moran has over 40 years of financial experience in both private industry as well as consulting. Ms. Moran began her career at KPMG, previously Peat Marwick, where she became a Senior Manager before serving as Senior Vice President of Finance and Administration for Boston Sand and Gravel Company from 1990 to 2001. Since 2002 she has served as CEO of MCM Financial Consulting, focusing on projects within in the banking, construction, higher education, manufacturing, not-for-profit and professional services industries. Ms. Moran is currently a director of Care Dimensions where she serves on the finance and audit committee and is a former director and audit committee member of Danvers Bankcorp, the College of the Holy Cross and Catholic Memorial School. Ms. Moran graduated from Northeastern University with a M.B.A. and MS in Accounting and from the College of the Holy Cross with a degree in Economics. Ms. Moran qualifies as an “Audit Committee Financial Expert” as defined by the U.S. Securities and Exchange Commission rules. Ms. Moran serves as Chairperson of the Nominating and Governance Committee and serves as a member of the Audit and Compensation Committees.

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

We also are subject to enhanced regulation by our domestic regulator, the Division, from which we must obtain prior approval for certain corporate actions. Among other things, we must comply with laws and regulations governing:

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

Approximately 53.6% of our direct written premiums for the year ended December 31, 2021, were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

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

Climate change and increasing climate change regulation may adversely impact our results of operations.

There are concerns that the increase in weather-related catastrophes and other losses incurred by the industry in recent years may be indicative of changing weather patterns. This change in weather patterns could lead to higher overall losses and higher reinsurance costs. Changes in climate conditions may also cause our underlying modeling data to not adequately reflect frequency and severity, limiting our ability to effectively evaluate and manage risks of catastrophes and severe weather events. Among other impacts, this could result in not charging enough premiums or not obtaining timely state approvals for rate increases to cover the risks we insure. Climate change could also have an impact on issuers of securities in which we invest, resulting in realized and unrealized losses in future periods which could have a material adverse impact on our results of operations and/or financial position.

We are also subject to complex and changing laws and regulations relating to climate change which are difficult to predict and quantify and may have an adverse impact on our business. Changes in regulations relating to climate change or our own management decisions implemented as a result of assessing the impact of climate change on our business may result in an increase in the cost of doing business.

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

Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock hold approximately 41.5% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time. Sales of substantial amounts of our common stock in the public market by our existing shareholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

A proxy contest with an activist shareholder could cause us to incur significant costs, divert management’s attention and resources, and have an adverse effect on our business

Activist shareholders, for example in our current ongoing engagement, may engage in proxy solicitations, advance shareholder proposals or director nominations or otherwise attempt to affect changes or acquire control over us. Responding to these actions can be costly and time-consuming and divert the attention of our Board and management from the management of our operations and the pursuit of our business strategies, particularly if such activist shareholders advocate for actions that are not supported by other shareholders, our Board or management. In addition, perceived uncertainties as to our future direction may result in the loss of potential business opportunities, damage to our reputation and may make it more difficult to attract and retain qualified directors, personnel and business partners. These actions could also cause our stock price to experience periods of volatility.

We are subject to technology, cybersecurity and privacy risks:

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

Our highly automated and networked organization is subject to cyber-terrorism and a variety of other cyber-security threats. These threats come in a variety of forms, such as viruses and malicious software. Such threats can be difficult to prevent or detect, and if experienced, could interrupt or damage our operations, harm our reputation or have a material effect on our operations. Our technology and telecommunications systems are highly integrated and connected with other networks. Cyber-attacks involving these systems could be carried out remotely and from multiple sources and could interrupt, damage or otherwise adversely affect the operations of these critical systems. Cyber-attacks could result in the modification or theft of data, the distribution of false information or the denial of service to users. The risks of cyber-attacks could be exacerbated by geopolitical tensions, including hostile actions taken by nation-states and terrorist organizations. We obtain, utilize and maintain data concerning individuals and organizations with which we have a business relationship. Threats to data security can emerge from a variety of sources and change in rapid fashion, resulting in the ongoing need to expend resources to secure our data in accordance with customer expectations and statutory and regulatory requirements.

Our businesses must comply with regulations to control the privacy of customer, employee and third-party data, and state, federal and international regulations regarding data privacy, are becoming increasingly more onerous. A misuse or mishandling of confidential or proprietary information could result in legal liability, regulatory action and reputational harm. We could be subject to liability if confidential customer information is misappropriated from our technology systems. Despite the implementation of security measures, these systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information to our systems, which could have a material adverse effect on our business and reputation. We rely on services and products provided by many vendors. In the event that one or more of our vendors fails to protect personal information of our customers, claimants or employees, we may incur operational impairments, or could be exposed to litigation, compliance costs or reputational damage. We maintain cyber-liability insurance coverage to offset certain potential losses, subject to policy limits, such as liability to others, costs of related crisis management, data extortion, applicable forensics and certain regulatory defense costs, fines and penalties.

While, to date, we are not aware of having experienced a material breach of our cyber security systems, administrative, internal accounting and technical controls as well as other preventive actions may be insufficient to prevent physical and electronic break-ins, denial of service, cyber-attacks, business email compromises, ransomware or other security breaches to our systems or those of third parties with whom we do business.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2021, based upon fair value measurement, 77.5% of our investment portfolio was invested in fixed maturity securities, 16.9% in equity securities and 5.6% in other invested assets. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors.

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

Safety Insurance has been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our business owner policies serve eligible small and medium sized commercial accounts including but not limited to apartments and condominiums; mercantile establishments; limited cooking restaurants; offices; and special trade contractors. The majority of these business owner policies do not contain a specific exclusion for viruses. However, as viruses do not produce direct physical damage or loss to property, our position is that no coverage exists for this peril. As a result, the Company accrued a reserve of $6,500 for legal defense costs in 2020. This amount is still accrued as of December 31, 2021.

On October 19, 2021, the Supreme Judicial Court of Massachusetts (the “Court”) unanimously ruled that property and casualty insurers must compensate third-party claimants under property damage coverage, part 4 of the standard Massachusetts automobile insurance policy, 2008 edition (standard policy), for the inherent diminished value (“IDV”) that occurs when their vehicles are damaged in a crash. This ruling overturned a previous decision by the Massachusetts Superior Court, which found that a Massachusetts auto insurance policy did not provide property damage coverage for inherent diminished value damages for third-party claimants. The Court placed the burden of proof on the individual claimant by explicitly specifying that the claimant must establish that the vehicle has suffered IDV damages and also the amount of IDV damages at issue. The Court further ruled that an insurer’s previous denial of coverage for such damages could not serve as the basis for a claim of unfair business practices. Based on the Court’s rulings, at this time the Company does not expect any claims for IDV damages to be material, and therefore has not accrued for a specific loss contingency

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 10, 2022, there were 21 holders of record of the Company's common stock, par value $0.01 per share, and we estimate another 17,435 held in "Street Name."

The closing price of the Company's common stock on February 10, 2022 was $85.53 per share. The Company’s common stock trades on the NASDAQ stock exchange under the symbol SAFT.

During 2021 and 2020, the Company’s Board of Directors declared four quarterly cash dividends to shareholders, which were paid and accrued in the amounts of $53,996 and $54,735, respectively. On February 15, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.90 per share to shareholders of record on March 1, 2022 payable on March 15, 2022. The Company plans to continue to declare and pay quarterly cash dividends in 2022, depending on the Company's financial position and the regularity of its cash flows.

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

The information called for by Item 201 (d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2021 (the Company's fiscal year end), and such information is incorporated herein by reference.

For information regarding our share repurchase program, refer to Item 8—Financial Statements and Supplementary Data, Note 14, Share Repurchase Program, of this Form 10-K.

COMMON STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Stock, for the period beginning on December 31, 2016 and ending on December 31, 2021 with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of seven selected property & casualty insurance companies over the same period. The peer group consists of Donegal Group, Inc., Erie Indemnity Company, Horace Mann Educators Corporation, The Hanover Insurance Group, Inc., Mercury General Corp., Selective Insurance Group, Inc., and United Fire Group. Note that this peer group has changed from prior years due to acquisition activity. The graph shows the change in value of an initial one hundred dollar investment over the period indicated, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since December 31, 2016 Among
Safety Insurance Group, Inc.,
Property & Casualty Insurance Peer Group and the NASDAQ Stock Market Index

$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$170
$145
$142
$141
$133
$132
$131
$124
$120
$117
$114
$113
$110
$110
$100

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Safety Insurance Group, Inc.	$100	$114	$120	$141	$124	$142
Property & Casualty Insurance Peer Group	$100	$110	$113	$141	$145	$131
NASDAQ Stock Market Index	$100	$117	$110	$133	$132	$170

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

ITEM 6.    [RESERVED]

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

We are a leading provider of private passenger automobile (53.6% of our direct written premiums in 2021), commercial automobile, (16.2% of 2021 direct written premiums), and homeowners (24.9% of 2021 direct written premiums) insurance. In addition to these coverages, we offer a portfolio of other insurance products, including dwelling fire, umbrella and business owner policies (totaling 5.3% of 2021 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, Safety P&C, and Safety Northeast (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 856 in 1,088 locations throughout these three states during 2021. We have used these relationships and our extensive knowledge of the market to become the fourth largest private passenger automobile carrier and the second largest commercial automobile carrier in Massachusetts, capturing an approximate 7.9% and 12.0% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2021, according to statistics compiled by CAR based on automobile exposures. We are the third largest homeowners insurance carrier in Massachusetts, with a market share of 6.8% in 2020. Our principal competitors within the Massachusetts homeowners insurance market are MAPFRE SA, Liberty Mutual Insurance and The Andover Companies, which held 12.5%, 9.1% and 6.2% market shares respectively in 2020 (according to S&P Global Market Intelligence).

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and Maine in 2016. In November 2020, we formed a fourth insurance subsidiary, Safety Northeast, which became licensed to write insurance products in Massachusetts in January of 2021. The table below shows the amount of direct written premiums in each state during the years ended December 31, 2021, 2020, and 2019.

	Years Ended December 31,
Direct Written Premiums	2021	2020	2019
Massachusetts	$765,007	$764,479	$819,534
New Hampshire	34,261	32,334	31,676
Maine	2,871	1,899	1,194
Total	$802,139	$798,712	$852,404

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

There are many uncertainties with respect to COVID-19. For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see "Part I—Item 1A—Risk Factors." These risks include legal challenges or legislative actions that extend business interruption coverage outside of our policy terms for business owner policies, which require direct physical loss or damage to property. As discussed in Note 8 – Commitments and Contingencies, the Company has been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our business owner policies serve eligible small and medium sized commercial accounts including but not limited to apartments and condominiums; mercantile establishments; limited cooking restaurants; offices; and special trade contractors. The majority of these business owner policies do not contain a specific exclusion for viruses. However, as viruses do not produce direct physical damage or loss to property, our position is that no coverage exists for this peril. As result, the Company accrued a reserve of $6,500 for legal defense costs in 2020. This amount is still accrued as of December 31, 2021. While we continue to evaluate each claim based on the specific facts and circumstances involved, our business owner policies do not provide coverage for business interruption claims unless there is direct physical damage or loss to property.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the year ended December 31, 2021 increased by $57,171, or 14.1%, to $461,727 from $404,556 for the comparable 2020 period. The 2020 losses and loss adjustment expenses reflected a decrease in frequency, primarily in our private passenger automobile line of business as a result of the COVID-19 pandemic.

Loss, expense, and combined ratios calculated under U.S. generally accepted accounting principles for the quarter ended December 31, 2021 were 62.7%, 33.7%, and 96.4%, respectively, compared to 48.8%, 36.3%, and 85.1%, respectively, for the comparable 2020 period. Loss, expense, and combined ratios calculated under U.S. generally accepted accounting principles for the year ended December 31, 2021 were 59.6%, 33.4%, and 93.0%, respectively, compared to 52.5%, 34.6%, and 87.1%, respectively, for the comparable 2020 period. The 2021 decrease in the expense ratios in both periods is driven by a decrease in contingent commission expense.

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

Catastrophe losses incurred by the type of event are shown in the following table.

	Years Ended December 31,
Event	2021	2020	2019
Windstorms and hailstorms	$11,677	$7,291	$5,123
Total losses incurred (1)	$11,677	$7,291	$5,123

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

Our GAAP insurance ratios are presented in the following table for the periods indicated.

	Years Ended December 31,
	2021	2020	2019
GAAP ratios:
Loss ratio	59.6%	52.5%	64.6%
Expense ratio	33.4	34.6	31.0
Combined ratio	93.0%	87.1%	95.6%

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At December 31, 2021, there were 164,908 shares available for future grant. Grants outstanding under the Plans as of December 31, 2021, were comprised of 137,589 restricted shares.

Grants made under the Incentive Plan during the years 2019 through 2021 were as follows.

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the FAIR Plan. The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models. As of January 1, 2021, we have purchased four layers of excess catastrophe reinsurance providing $615,000 of coverage for property losses in excess of $50,000 up to a maximum of $665,000. Our reinsurers’ co-participation is 50.0% of $50,000 for the 1st layer, 80.0% of $50,000 for the 2nd layer, 80.0% of $250,000 for the 3rd layer and 80.0% of $265,000 for the 4th layer. As a result of the changes to the models, our catastrophe reinsurance in 2021 protects us in the event of a “135-year storm” (that is, a storm of a severity expected to occur once in a 135-year period). Most of our reinsurers have an A.M. Best rating of “A+” (Superior) or “A” (Excellent).

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

We also had $119,122 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

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

Non-GAAP operating income and non-GAAP operating income per diluted share consist of our GAAP net income adjusted by the net realized gains on investments, net impairment losses on investments, changes in net unrealized gains on equity securities, credit loss benefit (expense) and taxes related thereto. Net income and earnings per diluted share are the GAAP financial measures that are most directly comparable to non-GAAP operating income and non-GAAP operating income per diluted share, respectively. A reconciliation of the GAAP financial measures to these non-GAAP measures is included in the financial highlights below.

Results of Operations

The following table shows certain of our selected financial results.

	Years Ended December 31,
	2021	2020	2019
Direct written premiums	$802,139	$798,712	$852,404
Net written premiums	$764,526	$763,537	$794,409
Net earned premiums	$774,328	$771,078	$788,777
Net investment income	44,135	41,045	46,665
Earnings from partnership investments	19,829	6,901	1,937
Net realized gains on investments	14,885	957	2,976
Change in net unrealized gains on equity securities	16,130	10,449	21,454
Net impairment losses on investments	—	—	(889)
Credit loss benefit (expense)	363	(1,054)	—
Finance and other service income	15,241	16,872	16,833
Total revenue	884,911	846,248	877,753
Loss and loss adjustment expenses	461,727	404,556	509,846
Underwriting, operating and related expenses	258,392	266,482	244,136
Interest expense	522	440	90
Total expenses	720,641	671,478	754,072
Income before income taxes	164,270	174,770	123,681
Income tax expense	33,560	36,559	24,080
Net income	$130,710	$138,211	$99,601
Earnings per weighted average common share:
Basic	$8.85	$9.25	$6.52
Diluted	$8.80	$9.18	$6.46
Cash dividends paid per common share	$3.60	$3.60	$3.40

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$130,710	$138,211	$99,601
Exclusions from net income:
Net realized gains on investments	(14,885)	(957)	(2,976)
Change in net unrealized gains on equity securities	(16,130)	(10,449)	(21,454)
Net impairment losses on investments	-	-	889
Credit loss expense	(363)	1,054	-
Income tax benefit	6,589	2,174	4,944
Non-GAAP Operating income	$105,921	$130,033	$81,004

Net income per diluted share	$8.80	$9.18	$6.46
Exclusions from net income:
Net realized gains on investments	(1.00)	(0.06)	(0.19)
Change in net unrealized gains on equity securities	(1.08)	(0.69)	(1.40)
Net impairment losses on investments	-	-	0.06
Credit loss expense	(0.02)	0.07	-
Income tax benefit	0.44	0.14	0.32
Non-GAAP Operating income per diluted share	$7.14	$8.64	$5.25

YEAR ENDED DECEMBER 31, 2021 COMPARED TO YEAR ENDED DECEMBER 31, 2020

Direct Written Premiums.  Direct written premiums for the year ended December 31, 2021 increased by $3,427, or 0.4%, to $802,139 from $798,712 for the comparable 2020 period. The 2020 period reflects the Safety Personal Auto Relief Credit, a 15% policyholder credit, representing $17,711 in total premium which was applied to personal auto policies for the months of April, May and June 2020 as well as changes made by CAR to eligibility requirements which impacted the number of commercial automobile policies that we handle as a Servicing Carrier to the ceded pool. This results in a commensurate decrease in ceded written premium to and assumed from these programs.

Net Written Premiums.  Net written premiums for the year ended December 31, 2021 increased by $989, or 0.1%, to $764,526 from $763,537 for the comparable 2020 period. The 2021 increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the year ended December 31, 2021 increased by $3,250, or 0.4%, to $774,328 from $771,078 for the comparable 2020 period. The 2021 increase was primarily due to the factors that increased direct written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Year Ended December 31,
	2021	2020
Written Premiums
Direct	$802,139	$798,712
Assumed	31,359	26,316
Ceded	(68,972)	(61,491)
Net written premiums	$764,526	$763,537

Earned Premiums
Direct	$811,329	$815,981
Assumed	30,583	29,365
Ceded	(67,584)	(74,268)
Net earned premiums	$774,328	$771,078

Net Investment Income.  Net investment income for the year ended December 31, 2021 increased by $3,090, or 7.5%, to $44,135 from $41,045 for the comparable 2020 period. The increase is a result of an increase in the average invested asset balance and an increase in the equity in earnings of other invested assets compared to the prior year. Net effective annual yield on the investment portfolio was 3.0% for the year ended December 31, 2021 compared to 2.9% for the year ended December 31, 2020. Our duration was 3.6 years at December 31, 2021, compared to 3.2 years at December 31, 2020.

Earnings from Partnership Investments. Earnings from partnership investments were $19,829 for the year ended December 31, 2021 compared to $6,901 for the year ended December 31, 2020. The 2021 earnings reflects an increase in investment appreciation and distribution of investment returns compared to the prior year. Timing and generation of these returns on capital can vary based on the results and transactions of the underlying partnerships.

Net Realized Gains on Investments.  Net realized gains on investments were $14,885 for the year ended December 31, 2021 compared to $957 for the comparable 2020 period. The increase is a result of an increase in realized gains on the sale of equity securities compared to the prior year.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short term investments, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of December 31, 2021

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$318	$—	$6	$—	$324
Obligations of states and political subdivisions	111,578	—	4,847	(123)	116,302
Residential mortgage-backed securities (1)	237,026	—	5,941	(1,503)	241,464
Commercial mortgage-backed securities	146,318	—	5,007	(442)	150,883
Other asset-backed securities	83,376	—	475	(255)	83,596
Corporate and other securities	609,241	(691)	20,647	(3,487)	625,710
Subtotal, fixed maturity securities	1,187,857	(691)	36,923	(5,810)	1,218,279
Equity securities (2)	211,848	—	54,861	(1,764)	264,945
Other invested assets (4)	87,911	—	—	—	87,911
Totals	$1,487,616	$(691)	$91,784	$(7,574)	$1,571,135

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

(3) Our investment portfolio included 444 securities in an unrealized loss position at December 31, 2021.

(4)  Other invested assets are accounted for under the equity method which approximates fair value.

The composition of our fixed income security portfolio by rating was as follows:

	As of December 31, 2021
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$242,911	19.9%
Aaa/Aa	276,059	22.7
A	279,187	22.9
Baa	231,267	19.0
Ba	60,822	5.0
B	103,086	8.5
Caa/Ca	4,284	0.4
Not rated	20,663	1.6
Total	$1,218,279	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of December 31, 2021, our portfolio of fixed maturity investments was principally comprised of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also presents the length of time that they have been in a continuous unrealized loss position of December 31, 2021.

	As of December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	2,985	85	1,012	38	3,997	123
Residential mortgage-backed securities	97,116	1,502	11	1	97,127	1,503
Commercial mortgage-backed securities	29,660	442	—	—	29,660	442
Other asset-backed securities	39,266	255	—	—	39,266	255
Corporate and other securities	181,470	3,140	11,436	347	192,906	3,487
Subtotal, fixed maturity securities	350,497	5,424	12,459	386	362,956	5,810
Equity securities	19,457	1,559	1,029	205	20,486	1,764
Total temporarily impaired securities	$369,954	$6,983	$13,488	$591	$383,442	$7,574

The Company’s analysis of its fixed maturity portfolio at December 31, 2021 concluded that $691 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses at December 31, 2021, compared to $1,054 at December 31, 2020. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at December 31, 2021 and December 31, 2020 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

The majority of unrealized losses recorded on the investment portfolio at December 31, 2021 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For information regarding fair value measurements of our investment portfolio, refer to Item 8—Financial Statements and Supplementary Data, Note 16, Fair Value of Financial Instruments, of this Form 10-K.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income decreased by $1,631, or 9.7%, to $15,241 for the year ended December 31, 2021 from $16,872 for the comparable 2020 period. The decrease is primarily driven by a change in our late fee assessment policy. The 2020 period also reflects a moratorium on certain policy cancellations and fees that were in place during 2020 as a result of the COVID-19 pandemic.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the year ended December 31, 2021 increased by $57,171, or 14.1%, to $461,727 from $404,556 for the comparable 2020 period. The 2020 losses and loss adjustment expenses reflected a decrease in frequency, primarily in our private passenger automobile line of business as a result of the COVID-19 pandemic.

Our GAAP loss ratio for the years ended December 31, 2021 and 2020 were 59.6% and 52.5%, respectively. Our GAAP loss ratio excluding loss adjustment expenses was 50.0% and 43.7% for the years ended December 31, 2021 and 2020, respectively. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2021 was $53,673, compared to $54,844, for the comparable 2020 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the year ended December 31, 2021 decreased by $8,090, or 3.0%, to $258,392 from $266,482 for the comparable 2020 period.

Our GAAP expense ratio for the year ended December 31, 2021 decreased to 33.4% from 34.6% for the comparable 2020 period. The 2021 decrease is driven by a decrease in contingent commission expense.

Interest Expense.  Interest expense was $522 and $440 for the years ended December 31, 2021 and 2020, respectively. Interest expense primarily relates to the borrowing from the FHLB as noted within Item 8 – Financial Statements and Supplementary Data, Note 10, Debt, of this Form 10-K. The credit facility commitment fee included in interest expense was $75 for each of the years ended December 31, 2021 and 2020.

Income Tax Expense   Our effective tax rates were 20.4% and 20.9% for the years ended December 31, 2021 and 2020, respectively. The effective rates for the years ended December 31, 2021 and 2020 were lower than the statutory rates primarily due to the effects of tax-exempt investment income and the impact of stock-based compensation.

The comparison of results for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on February 26, 2021.

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

Net cash provided by operating activities was $141,394, $109,460, and $112,456 during the years ended December 31, 2021, 2020, and 2019, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $65,989, $35,524, and $52,964 for the years ended December 31, 2021, 2020, and 2019, respectively, as purchases of fixed maturity and equity securities exceeded proceeds from the sales, paydowns, calls and maturities of fixed maturity and equity securities.

Net cash used for financing activities was $65,571, $64,574, and $52,667 during the years ended December 31, 2021, 2020 and 2019, respectively. Net cash used for financing activities during the year ended December 31, 2021 is comprised of dividend payments to shareholders and share buybacks. Net cash used for financing activities during the year ended December 31, 2020 is comprised of dividend payments to shareholders and share buybacks, partially offset by the proceeds from a $30,000 borrowing from the FHLB-Boston on March 17, 2020. The borrowing is for a term of five years, bearing interest at a rate of 1.42%. Interest is payable monthly, and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance. Net cash used for financing activities during the years ended December 31, 2019 is comprised of dividend payments to shareholders.

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

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our Insurance Subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2021, the statutory surplus of Safety Insurance was $826,979, and its net income for 2021 was $97,169. As a result, a maximum of $97,169 is available in 2021 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $729,810 at December 31, 2021. During the twelve months ended December 31, 2021, Safety Insurance recorded dividends to Safety of $49,488.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2021 and 2020 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 14, 2020	March 2, 2020	March 16, 2020	$0.90	$13,872
May 6, 2020	June 1, 2020	June 15, 2020	$0.90	$13,836
August 5, 2020	September 1, 2020	September 15, 2020	$0.90	$13,622
November 4, 2020	December 1, 2020	December 15, 2020	$0.90	$13,405
February 16, 2021	March 5, 2021	March 15, 2021	$0.90	$13,459
May 5, 2021	June 1, 2021	June 15, 2021	$0.90	$13,490
August 4, 2021	September 1, 2021	September 15, 2021	$0.90	$13,493
November 3, 2021	December 1, 2021	December 15, 2021	$0.90	$13,554

On February 15, 2022, our Board approved and declared a quarterly cash dividend on our common stock of $0.90 per share to be paid on March 15, 2022 to shareholders of record on March 1, 2022. We plan to continue to declare and pay quarterly cash dividends in 2022, depending on our financial position and the regularity of our cash flows.

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares.  The Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $150,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of December 31, 2021, the Company had purchased 2,970,573 shares on the open market at a cost $135,397. As of December 31, 2020, the Company had purchased 2,831,168 shares on the open market at a cost of $123,834. The Company purchased an additional 170,904 shares on the open market at a cost of $14,603 through February 23, 2022. As of that date, the previously authorized share repurchase program in the amount of $150 million has been utilized. On February 23, 2022, the Board approved an increase to the Company’s share repurchase program of up to $50,000 of the Company’s outstanding common shares. Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice.

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

As of December 31, 2021, the Company had loss and LAE reserves of $570,651, unpaid reinsurance recoverables of $90,667 and net loss and LAE reserves of $479,984. Our loss and LAE reserves are estimates as described in more detail under Critical Accounting Policies and Estimates. The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments. Our operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements, including any unexpected variations in the timing of claim settlements.

As part of the Company’s investment activity, we have committed $145,000 to investments in limited partnerships.  The Company has contributed $94,269 to these commitments as of December 31, 2021.  As of December 31, 2021, the remaining committed capital that could be called is $54,516, which includes potential recallable capital distributions.

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

 Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $445,511 to $504,580 as of December 31, 2021 compared to a range of $424,437 to $478,251 as of December 31, 2020. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $479,984 as of December 31, 2021 compared to $461,270 as of December 31, 2020.

 The following tables present the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2021 and December 31, 2020.

	As of December 31, 2021
Line of Business	Low	Recorded	High
Private passenger automobile	$182,390	$194,940	$198,675
Commercial automobile	99,798	108,158	109,853
Homeowners	87,639	93,065	97,390
All other	75,684	83,821	98,662
Total	$445,511	$479,984	$504,580

	As of December 31, 2020
Line of Business	Low	Recorded	High
Private passenger automobile	$167,218	$182,494	$184,373
Commercial automobile	93,395	102,313	104,495
Homeowners	97,063	99,724	102,356
All other	66,761	76,739	87,027
Total	$424,437	$461,270	$478,251

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31, 2021 and December 31, 2020.

	As of December 31, 2021
Line of Business	Case	IBNR	Total
Private passenger automobile	$237,808	$(42,876)	$194,932
CAR assumed private passenger auto	1	7	8
Commercial automobile	67,017	8,858	75,875
CAR assumed commercial automobile	18,465	13,818	32,283
Homeowners	82,977	(200)	82,777
FAIR Plan assumed homeowners	3,493	6,795	10,288
All other	45,871	37,950	83,821
Total net reserves for losses and LAE	$455,632	$24,352	$479,984

	As of December 31, 2020
Line of Business	Case	IBNR	Total
Private passenger automobile	$211,893	$(29,407)	$182,486
CAR assumed private passenger auto	1	7	8
Commercial automobile	57,008	11,559	68,567
CAR assumed commercial automobile	18,824	14,923	33,747
Homeowners	86,362	3,371	89,733
FAIR Plan assumed homeowners	3,405	6,586	9,991
All other	44,128	32,610	76,738
Total net reserves for losses and LAE	$421,621	$39,649	$461,270

At December 31, 2021 and 2020, our total IBNR reserves for our private passenger automobile line of business were comprised of $(60,228) and $(45,308) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $17,352 and $15,901 related to our estimation for not yet reported losses, respectively.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 42.8% of our total reserves for CAR assumed commercial automobile business as of December 31, 2021 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 66.0% of our total reserves for FAIR Plan assumed homeowners at December 31, 2021 due to similar reporting delays in the information we receive from FAIR Plan.

The following tables present information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of December 31, 2021 and 2020.

	As of December 31, 2021
Line of Business	Retained	Assumed	Net
Private passenger automobile	$194,932
CAR assumed private passenger automobile		$8
Net private passenger automobile			$194,940
Commercial automobile	75,875
CAR assumed commercial automobile		32,283
Net commercial automobile			108,158
Homeowners	82,777
FAIR Plan assumed homeowners		10,288
Net homeowners			93,065
All other	83,821	—	83,821
Total net reserves for losses and LAE	$437,405	$42,579	$479,984

	As of December 31, 2020
Line of Business	Retained	Assumed	Net
Private passenger automobile	$182,486
CAR assumed private passenger automobile		$8
Net private passenger automobile			$182,494
Commercial automobile	68,567
CAR assumed commercial automobile		33,747
Net commercial automobile			102,314
Homeowners	89,733
FAIR Plan assumed homeowners		9,991
Net homeowners			99,724
All other	76,738	-	76,738
Total net reserves for losses and LAE	$417,524	$43,746	$461,270

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the twelve months ended December 31, 2021, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $7,743. Each 1 percentage-point change in the loss and loss expense ratio would have had a $6,117 effect on net income, or $0.41 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the twelve months ended December 31, 2021. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(3,899)	$(1,949)	$—
Estimated increase in net income	3,080	1,540	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,949)	—	1,949
Estimated increase (decrease) in net income	1,540	—	(1,540)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,949	3,899
Estimated decrease in net income	—	(1,540)	(3,080)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,518)	(759)	—
Estimated increase in net income	1,199	600	—
No Change in Severity
Estimated (decrease) increase in reserves	(759)	—	759
Estimated increase (decrease) in net income	600	—	(600)
+1 Percent Change in Severity
Estimated increase in reserves	—	759	1,518
Estimated decrease in net income	—	(600)	(1,199)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,656)	(828)	—
Estimated increase in net income	1,308	654	—
No Change in Severity
Estimated (decrease) increase in reserves	(828)	—	828
Estimated increase (decrease) in net income	654	—	(654)
+1 Percent Change in Severity
Estimated increase in reserves	—	828	1,656
Estimated decrease in net income	—	(654)	(1,308)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,676)	(838)	—
Estimated increase in net income	1,324	662	—
No Change in Severity
Estimated (decrease) increase in reserves	(838)	—	838
Estimated increase (decrease) in net income	662	—	(662)
+1 Percent Change in Severity
Estimated increase in reserves	—	838	1,676
Estimated decrease in net income	—	(662)	(1,324)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2021. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(323)	$323
Estimated increase (decrease) in net income	255	(255)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(103)	103
Estimated increase (decrease) in net income	81	(81)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $53,673, $54,844 and $42,049 during the years ended December 31, 2021, 2020, and 2019, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2021, 2020 and 2019, respectively. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Year Ended December 31,
Accident Year	2021	2020	2019
2011 & prior	$(647)	$(1,170)	$(2,380)
2012	(962)	(1,553)	(1,359)
2013	(194)	(822)	(2,689)
2014	(1,534)	(452)	(4,525)
2015	(2,757)	(3,265)	(3,557)
2016	(1,096)	(5,496)	(4,531)
2017	(4,682)	(10,726)	(15,119)
2018	(10,190)	(16,697)	(7,889)
2019	(16,810)	(14,663)	—
2020	(14,801)	—	—
All prior years	$(53,673)	$(54,844)	$(42,049)

At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $53,673, $54,844, and $42,049 for the years ended 2021, 2020, and 2019, respectively. The decreases in prior year reserves in 2021 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $22,313 in our retained automobile reserves and $26,220 in our retained other than auto and homeowner’s reserves. The decreases in prior year reserves in 2020 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $26,902 in our retained automobile reserves and $21,717 in our retained other than auto and homeowner reserves. The decrease in prior year reserves during 2019 resulted from re-estimations of prior year's ultimate loss and LAE liabilities and are primarily composed of reductions of $25,623 in our retained automobile reserves and $14,182 in our retained homeowners reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2021.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2011 & prior	$(143)	$(8)	$(7)	$(489)	$(647)
2012	(176)	(11)	—	(775)	(962)
2013	(376)	(88)	17	253	(194)
2014	6	(92)	(210)	(1,238)	(1,534)
2015	(189)	(97)	(1,140)	(1,331)	(2,757)
2016	(386)	(197)	(125)	(388)	(1,096)
2017	(584)	(876)	(1,926)	(1,296)	(4,682)
2018	(2,787)	(1,645)	(3,098)	(2,660)	(10,190)
2019	(6,583)	(2,489)	(6,947)	(791)	(16,810)
2020	(6,695)	(2,957)	(4,871)	(278)	(14,801)
All prior years	$(17,913)	$(8,460)	$(18,307)	$(8,993)	$(53,673)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the year ended December 31, 2021 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2011 & prior	$(143)	$(8)	$(7)	$(489)	$(647)
2012	(176)	(11)	—	(775)	(962)
2013	(376)	(88)	17	253	(194)
2014	6	(54)	(210)	(1,238)	(1,496)
2015	(189)	(18)	(1,138)	(1,331)	(2,676)
2016	(386)	(137)	(102)	(388)	(1,013)
2017	(584)	(608)	(1,831)	(1,296)	(4,319)
2018	(2,787)	(1,174)	(2,956)	(2,660)	(9,577)
2019	(6,583)	(1,295)	(6,522)	(791)	(15,191)
2020	(6,695)	(1,007)	(4,478)	(278)	(12,458)
All prior years	$(17,913)	$(4,400)	$(17,227)	$(8,993)	$(48,533)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the year ended December 31, 2021.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2011 & prior	$—	$—	$—	$—
2012	—	—	—	—
2013	—	—	—	—
2014	—	(38)	—	(38)
2015	—	(79)	(2)	(81)
2016	—	(60)	(23)	(83)
2017	—	(268)	(95)	(363)
2018	—	(471)	(142)	(613)
2019	—	(1,194)	(425)	(1,619)
2020	—	(1,950)	(393)	(2,343)
All prior years	$—	$(4,060)	$(1,080)	$(5,140)

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

For further information, see “Results of Operations: Credit Loss Benefit (Expense).”

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of December 31, 2021
Estimated fair value	$1,261,399	$1,218,279	$1,174,068
Estimated increase (decrease) in fair value	$43,120	$—	$(44,211)

As of December 31, 2020
Estimated fair value	$1,298,384	$1,256,653	$1,216,947
Estimated increase (decrease) in fair value	$41,731	$—	$(39,706)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At December 31, 2021, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2021, assuming that all of such debt is outstanding for the entire year.

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

To the shareholders and the Board of Directors of Safety Insurance Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Safety Insurance Group, Inc. and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows, for the year ended December 31, 2021, the related notes, and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Losses and Loss Adjustment Expense Reserves – Refer to Notes 2 and 12 to the financial statements

Critical Audit Matter Description

The Company establishes loss and loss adjustment expense reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the expenses associated with investigating and paying the losses, or loss adjustment expenses. The loss and loss adjustment expense reserves are determined in accordance with generally accepted actuarial reserving techniques on the basis of the Company’s historical information and experience. In determining the loss and loss adjustment expense reserves, the Company analyzes historical data and estimates the impact of various loss development factors, such as the Company’s historical loss experience and that of the industry, trends in claims frequency and severity, the Company’s mix of business, the Company’s claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation.

Given the subjectivity of estimating the ultimate cost to settle the liabilities for reported and unreported losses due to uncertainties caused by various factors including frequency and severity of claims, as well as future legislative, judicial, and legal uncertainties, performing audit procedures to evaluate whether the ultimate cost of loss and loss adjustment expense reserves were appropriately recorded as of December 31, 2021 required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to loss and loss adjustment expense reserves included the following, among others:

1.	We tested the effectiveness of the Company’s controls related to loss and loss adjustment expense reserves, including controls over inputs, methods, and assumptions used in the Company’s estimation process.
2.	We tested the underlying data that served as the basis for the Company’s analysis, including historical claims, to test that the inputs to the actuarial estimate were complete and accurate.
3.	With the assistance of our actuarial specialists, we evaluated the methods and assumptions used by the Company to estimate loss and loss adjustment expense reserves by:
a.	Assessing the reasonableness of the Company’s analysis, developing independent estimates of loss and loss adjustment expense reserves and comparing such estimates to the Company’s recorded loss and loss adjustment expense reserves.
b.	Comparing the Company’s prior year estimates of expected incurred losses to actual experience during the current year to identify potential management bias in the determination of loss and loss adjustment expense reserves.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 28, 2022

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety Insurance Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Safety Insurance Group, Inc. and its subsidiaries (the "Company") as of December 31, 2020, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the two years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2021

We served as the Company’s auditor from 1983 to 2020.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,	December 31,
	2021	2020

Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,187,857 and $1,189,951, allowance for expected credit losses of $691 and $1,054)	$1,218,279	$1,256,653
Short term investments, at fair value (cost: $0 and $441)	—	441
Equity securities, at fair value (cost: $211,848 and $168,289)	264,945	205,254
Other invested assets	87,911	45,239
Total investments	1,571,135	1,507,587
Cash and cash equivalents	63,603	53,769
Accounts receivable, net of allowance for expected credit losses of $1,808 and $1,754	170,953	179,147
Receivable for securities sold	9,256	1,311
Accrued investment income	7,401	8,045
Taxes recoverable	1,508	279
Receivable from reinsurers related to paid loss and loss adjustment expenses	18,234	13,432
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	90,667	106,311
Ceded unearned premiums	23,795	22,406
Deferred policy acquisition costs	73,024	74,962
Equity and deposits in pools	33,592	30,429
Operating lease right-of-use-assets	27,115	31,000
Other assets	27,108	25,595
Total assets	$2,117,391	$2,054,273

Liabilities
Loss and loss adjustment expense reserves	$570,651	$567,581
Unearned premium reserves	413,487	421,901
Accounts payable and accrued liabilities	76,598	79,486
Payable for securities purchased	16,477	7,144
Payable to reinsurers	9,192	8,236
Deferred income taxes	15,240	17,611
Debt	30,000	30,000
Operating lease liabilities	27,115	31,000
Other liabilities	31,458	6,635
Total liabilities	1,190,218	1,169,594

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,813,370 and 17,724,866 shares issued	178	178
Additional paid-in capital	216,070	209,779
Accumulated other comprehensive income, net of taxes	24,579	53,527
Retained earnings	821,743	745,029
Treasury stock, at cost: 2,970,573 and 2,831,168 shares	(135,397)	(123,834)
Total shareholders’ equity	927,173	884,679
Total liabilities and shareholders’ equity	$2,117,391	$2,054,273

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019

Net earned premiums	$774,328	$771,078	$788,777
Net investment income	44,135	41,045	46,665
Earnings from partnership investments	19,829	6,901	1,937
Net realized gains on investments	14,885	957	2,976
Change in unrealized gains on equity securities	16,130	10,449	21,454
Net impairment losses on investments (a)	—	—	(889)
Credit loss benefit (expense)	363	(1,054)	—
Finance and other service income	15,241	16,872	16,833
Total revenue	884,911	846,248	877,753

Losses and loss adjustment expenses	461,727	404,556	509,846
Underwriting, operating and related expenses	258,392	266,482	244,136
Interest expense	522	440	90
Total expenses	720,641	671,478	754,072

Income before income taxes	164,270	174,770	123,681
Income tax expense	33,560	36,559	24,080
Net income	$130,710	$138,211	$99,601

Earnings per weighted average common share:
Basic	$8.85	$9.25	$6.52
Diluted	$8.80	$9.18	$6.46

Cash dividends paid per common share	$3.60	$3.60	$3.40

Number of shares used in computing earnings per share:
Basic	14,828,736	15,002,755	15,201,132
Diluted	14,925,726	15,119,027	15,337,807

(a)	No portion of the other-than-temporary impairments recognized in the period indicated were included in Other Comprehensive Income.

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$130,710	$138,211	$99,601

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains during the period, net of income tax (benefit) expense of ($4,569), $6,936, and $10,964 .	(17,189)	26,093	41,247
Reclassification adjustment for net realized gains on investments included in net income, net of income tax expense of ($3,126), ($201), and ($625).	(11,759)	(756)	(2,351)
Other comprehensive (loss) income, net of tax:	(28,948)	25,337	38,896

Comprehensive income	$101,762	$163,548	$138,497

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	(Loss) Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2018	$176	$196,292	$(10,706)	$616,717	$(83,835)	$718,644
Cumulative effect of adoption of updated accounting guidance for callable debt securities at January 1, 2019, net of taxes	—	—	—	(2,373)	—	(2,373)
Net income				99,601		99,601
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	38,896	—	—	38,896
Restricted share awards issued	1	462	—	—	—	463
Recognition of employee share-based compensation	—	5,567	—	—	—	5,567
Dividends paid and accrued	—	—	—	(52,392)	—	(52,392)
Balance at December 31, 2019	177	202,321	28,190	661,553	(83,835)	808,406
Net income	—	—	—	138,211	—	138,211
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	25,337	—	—	25,337
Restricted share awards issued	1	528	—	—	—	529
Recognition of employee share-based compensation	—	6,930	—	—	—	6,930
Dividends paid and accrued	—	—	—	(54,735)	—	(54,735)
Acquisition of treasury stock					(39,999)	(39,999)
Balance at December 31, 2020	178	209,779	53,527	745,029	(123,834)	884,679
Net income	—	—	—	130,710	—	130,710
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(28,948)	—	—	(28,948)
Restricted share awards issued	—	475	—	—	—	475
Recognition of employee share-based compensation	—	5,816	—	—	—	5,816
Dividends paid and accrued	—	—	—	(53,996)	—	(53,996)
Acquisition of treasury stock					(11,563)	(11,563)
Balance at December 31, 2021	$178	$216,070	$24,579	$821,743	$(135,397)	$927,173

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$130,710	$138,211	$99,601
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	4,234	6,541	4,922
Fixed asset depreciation, net	6,896	7,527	5,485
Stock based compensation	6,292	7,459	6,030
Credit for deferred income taxes	5,323	5,159	4,757
Net realized gains on investments	(14,885)	(957)	(2,976)
Net impairment losses on investments	—	—	889
Credit loss (benefit) expense	(363)	1,054	—
Earnings from partnership investments	(13,896)	(1,932)	(904)
Change in net unrealized gains on equity securities	(16,130)	(10,449)	(21,454)
Changes in assets and liabilities:
Accounts receivable, net	8,194	14,222	(3,307)
Accrued investment income	644	359	16
Receivable from reinsurers	10,842	13,948	(11,602)
Ceded unearned premiums	(1,389)	12,776	(1,208)
Deferred policy acquisition costs	1,938	(675)	(932)
Taxes recoverable/payable	(1,229)	724	(1,003)
Other assets	(3,346)	(15)	(1,864)
Loss and loss adjustment expense reserves	3,070	(42,985)	25,847
Unearned premium reserves	(8,414)	(20,318)	6,839
Taxes payable	—	—	(6,090)
Accounts payable and accrued liabilities	(2,876)	4,310	3,395
Payable to reinsurers	956	(4,675)	691
Other liabilities	24,823	(20,824)	5,324
Net cash provided by operating activities	141,394	109,460	112,456

Cash flows from investing activities:
Fixed maturities purchased	(355,561)	(217,269)	(219,875)
Short term investments purchased	—	(441)	—
Equity securities purchased	(59,296)	(49,326)	(28,586)
Other invested assets purchased	(32,814)	(11,868)	(14,794)
Proceeds from sales and paydowns of fixed maturities	213,665	126,555	135,119
Proceeds from maturities, redemptions, and calls of fixed maturities	144,910	86,390	58,676
Proceed from sales of equity securities	26,724	34,542	23,966
Proceeds from other invested assets redeemed	4,608	5,839	2,124
Fixed assets purchased	(8,225)	(9,946)	(9,594)
Net cash used for investing activities	(65,989)	(35,524)	(52,964)

Cash flows from financing activities:
Proceeds from FHLB loan	—	30,000	—
Dividends paid to shareholders	(54,008)	(54,575)	(52,667)
Acquisition of treasury stock	(11,563)	(39,999)	—
Net cash used for financing activities	(65,571)	(64,574)	(52,667)

Net increase in cash and cash equivalents	9,834	9,362	6,825
Cash and cash equivalents at beginning of year	53,769	44,407	37,582
Cash and cash equivalents at end of period	$63,603	$53,769	$44,407

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$29,190	$31,080	$26,780
Interest	$507	$388	$75

The accompanying notes are an integral part of these financial statements.

1.	Basis of Presentation

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

The Company is a leading provider of property and casualty insurance focused primarily on the Massachusetts market. The Company’s principal product line is private passenger automobile insurance, which accounted for 53.6% of its direct written premiums in 2021. The Company operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, and Safety Northeast Insurance Company (together referred to as the “Insurance Subsidiaries”).

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

2.	Summary of Significant Accounting Policies

Investments

Investments in fixed maturities, which include taxable and non-taxable bonds and redeemable preferred stocks, are reported at fair value. Fair values for fixed maturity securities are based on estimates obtained from independent pricing services. Unrealized gains or losses on fixed maturity securities reported at fair value are excluded from earnings and reported in a separate component of shareholder’s equity known as “accumulated other comprehensive income net of taxes” until realized. For fixed maturities that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component as credit loss expense. The impairment related to all other factors (non-credit factors) is reported in accumulated other comprehensive income. The allowance is adjusted for any additional credit losses and subsequent recoveries. Upon recognizing a credit loss, the cost basis is not adjusted. See Note 3 for further details of the Company’s accounting for impairments of available-for-sale investments.

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

Accounts Receivable

Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2021 and 2020, these allowances were $1,808 and $1,754, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

Amounts that vary with and are primarily related to the successful acquisition of a new or renewal insurance contract, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policy. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is not taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $146,573, $146,955 and $147,945 were charged to underwriting, operating and other expenses for the years ended 2021, 2020 and 2019, respectively.

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

Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $10,630 and $10,441 at December 31, 2021 and 2020, respectively.

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

Advertising Costs

Advertising costs are charged to expense when they are incurred. Total advertising costs were $2,232, $2,311 and $2,182 for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Years Ended December 31,
	2021	2020	2019
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$130,710	$138,211	$99,601
Allocation of income for participating shares	575	636	(523)
Net income from continuing operations attributed to common shareholders	$131,285	$138,847	$99,078
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	14,894,532	15,071,955	15,281,363
Less: weighted average participating shares	(65,796)	(69,200)	(80,231)
Basic earnings per share denominator	14,828,736	15,002,755	15,201,132
Common equivalent shares- non-vested performance stock grants	96,990	116,272	136,675
Diluted earnings per share denominator	14,925,726	15,119,027	15,337,807

Basic earnings per share	$8.85	$9.25	$6.52
Diluted earnings per share	$8.80	$9.18	$6.46

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -basic	$8.85	$9.25	$6.52
Dividends declared	(3.60)	(3.60)	(3.40)
Undistributed earnings	$5.25	$5.65	$3.12

Net income from continuing operations attributable to common shareholders -diluted	$8.80	$9.18	$6.46
Dividends declared	(3.60)	(3.60)	(3.40)
Undistributed earnings	$5.20	$5.58	$3.06

Diluted EPS excludes non vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive non-vested performance stock grants for the years ended December 31, 2021 2020 and 2019.

Share-Based Compensation

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements under ASC 820. The Company’s adoption of ASU 2018-13 on January 1, 2020 did not have an impact on the fair value disclosures included in Note 16 – Fair Value of Financial Instruments.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard was effective for fiscal years beginning after December 15, 2018. In 2018, the FASB issued two additional updates, ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, both of which have the same effective date and transition requirements as ASU 2016-02. ASU 2018-10 makes sixteen technical corrections to alleviate unintended consequences from applying the new standard and does not make any substantive changes to the core provisions or principals of the new standard. ASU 2019-11 creates an additional transition method which allows companies to elect to not adjust their comparative period financial information and disclosures for the effects of the new lease standard and also creates a practical expedient for lessors to not separate lease and non-lease components. The Company adopted ASU 2016-02, ASU 2018-10 and ASU 2018-11 effective January 1, 2019 (“the application date”) using the required modified retrospective transition approach. In accordance with the guidance, the Company has elected not to adjust comparative periods. As such, ASC 842 will be applied to each lease that had commenced as of the application date with a cumulative effect adjustment as of that date. As of January 1, 2019, a right of use asset and lease liability of $35,984 were recorded in the Consolidated Balance Sheets. All periods prior to the application date presented in the financial statements will not change and the guidance in ASC 840, Leases, will apply. There was no impact on retained earnings or other components of equity in the Consolidated Balance Sheets upon implementation.

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

	As of December 31, 2021

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$318	$—	$6	$—	$324
Obligations of states and political subdivisions	111,578	—	4,847	(123)	116,302
Residential mortgage-backed securities (1)	237,026	—	5,941	(1,503)	241,464
Commercial mortgage-backed securities	146,318	—	5,007	(442)	150,883
Other asset-backed securities	83,376	—	475	(255)	83,596
Corporate and other securities	609,241	(691)	20,647	(3,487)	625,710
Subtotal, fixed maturity securities	1,187,857	(691)	36,923	(5,810)	1,218,279
Equity securities (2)	211,848	—	54,861	(1,764)	264,945
Other invested assets (4)	87,911	—	—	—	87,911
Totals	$1,487,616	$(691)	$91,784	$(7,574)	$1,571,135

	As of December 31, 2020

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,821	$—	$44	$—	$1,865
Obligations of states and political subdivisions	214,647	—	7,745	(3)	222,389
Residential mortgage-backed securities (1)	229,910	—	11,701	(14)	241,597
Commercial mortgage-backed securities	115,575	—	10,460	—	126,035
Other asset-backed securities	72,756	—	531	(163)	73,124
Corporate and other securities	555,242	(1,054)	38,415	(960)	591,643
Subtotal, fixed maturity securities	1,189,951	(1,054)	68,896	(1,140)	1,256,653
Short term investments	441	—	—	—	441
Equity securities (2)	168,289	—	38,676	(1,711)	205,254
Other invested assets (4)	45,239	—	—	—	45,239
Totals	$1,403,920	$(1,054)	$107,572	$(2,851)	$1,507,587
(1)	Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 444 and 270 securities in an unrealized loss position at December 31, 2021 and December 31, 2020, respectively.
(4)	Other invested assets are accounted for under the equity method which approximates fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2021
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$45,874	$45,844
Due after one year through five years	246,621	253,781
Due after five years through ten years	374,788	385,569
Due after ten years through twenty years	52,592	55,341
Due after twenty years	1,262	1,800
Asset-backed securities	466,720	475,944
Totals	$1,187,857	$1,218,279

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Years Ended December 31,
	2021	2020	2019
Gross realized gains
Fixed maturity securities	$3,666	$1,645	$1,294
Equity securities	12,275	6,864	4,536
Gross realized losses
Fixed maturity securities	(1,036)	(2,166)	(1,805)
Equity securities	(20)	(5,386)	(1,049)
Net realized gains on investments	$14,885	$957	$2,976

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

The following tables as of December 31, 2021 and 2020 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	2,985	85	1,012	38	3,997	123
Residential mortgage-backed securities	97,116	1,502	11	1	97,127	1,503
Commercial mortgage-backed securities	29,660	442	—	—	29,660	442
Other asset-backed securities	39,266	255	—	—	39,266	255
Corporate and other securities	181,470	3,140	11,436	347	192,906	3,487
Subtotal, fixed maturity securities	350,497	5,424	12,459	386	362,956	5,810
Equity securities	19,457	1,559	1,029	205	20,486	1,764
Total temporarily impaired securities	$369,954	$6,983	$13,488	$591	$383,442	$7,574

	As of December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	1,047	3	—	—	1,047	3
Residential mortgage-backed securities	8,569	14	9	—	8,578	14
Commercial mortgage-backed securities	—	—	—	—	—	—
Other asset-backed securities	26,959	84	9,004	79	35,963	163
Corporate and other securities	62,882	863	6,774	97	69,656	960
Subtotal, fixed maturity securities	99,457	964	15,787	176	115,244	1,140
Equity securities	10,708	986	2,293	725	13,001	1,711
Total temporarily impaired securities	$110,165	$1,950	$18,080	$901	$128,245	$2,851

At December 31, 2021, U.S. Government residential mortgage backed securities with a fair value of $40,398 are pledged as collateral for a borrowing with the Federal Home Loan Bank of Boston (“FHLB-Boston”) as described in Note 10 – Debt. These securities are included in fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

As of December 31, 2021, the Company concluded that $691 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses, compared to $1,054 as of December 31, 2020. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at December 31, 2021 and 2020 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following tables represent a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Year Ended December 31,
	2021	2020
Beginning of period	$1,054	$—
Credit losses on securities with no previously recorded credit losses	9	1,054
Net increases (decreases) in allowance on previously impaired securities	(137)	—
Reduction due to sales	(235)	—
Writeoffs charged against allowance	—	—
Recoveries of amounts previously written off	—	—
Ending balance of period	$691	$1,054

The Company holds no subprime mortgage debt securities. All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Net Investment Income

The components of net investment income were as follows for the periods indicated.

	Years Ended December 31,
	2021	2020	2019
Interest on fixed maturity securities	$36,160	$37,727	$42,892
Dividends on equity securities	6,421	5,044	5,268
Equity in earnings of other invested assets	4,895	1,378	1,552
Interest on other assets	22	27	32
Total Investment Income	47,498	44,176	49,744
Investment expenses	3,363	3,131	3,079
Net investment income	$44,135	$41,045	$46,665

4.Allowance for Expected Credit Losses

The Company’s financial instruments include premiums and accounts receivable, and reinsurance recoverables.

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, for the years ended December 31, 2021 and 2020, and changes in the allowance for expected credit losses for the years ended December 31, 2021 and 2020.

	At and For the		At and For the
	Year Ended December 31, 2021		Year Ended December 31, 2020
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$179,147	$1,754	$193,369	$578
Current period change for expected credit losses		2,339		3,294
Writeoffs of uncollectable accounts receivable		(2,285)		(2,118)
Balance, end of period	$170,953	$1,808	$179,147	$1,754

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program, which represents 98% of the total reinsurance recoverable on paid and unpaid losses at December 31, 2021 and 2020, respectively. The remaining 2% of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of December 31, 2021 and 2020, all reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at December 31, 2021 or 2020.

5.	Equipment and Leasehold Improvements

The carrying value of equipment and leasehold improvements by classification was as follows for the periods indicated. Equipment and leasehold improvements are included in other assets in the consolidated balance sheets.

	As of December 31,
	2021	2020
Software	$57,463	$50,988
Computer equipment	15,425	13,734
Leasehold improvements	8,264	8,264
Other equipment	3,132	3,132
Furniture and fixtures	4,346	4,286
Total cost	88,630	80,404
Less accumulated depreciation and amortization	65,188	58,293
Equipment and leasehold improvements, net	$23,442	$22,111

Depreciation and amortization expense for the years ended December 31, 2021, 2020, and 2019 was $6,896, $7,526 and $5,166, respectively and is included in underwriting, operating and related expenses.

6.	Employee Benefit Plan

The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the “Retirement Plan”). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan and is allowed to contribute on a pre-tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant’s base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $3,433, $3,388, and $3,365 for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At December 31, 2021, there were 164,908 shares available for future grant.

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

All of the Company’s restricted stock awards are issued as incentive compensation and are equity classified.

The following table summarizes restricted stock activity under the Incentive Plan assuming a target payout for the performance-based shares.

	Years Ended December 31,
	2021		2020		2019
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	66,550	$85.16	78,202	$79.09	89,135	$68.70
Granted	39,840	79.27	34,799	90.10	33,778	92.52
Vested and unrestricted	(40,763)	80.82	(43,757)	78.10	(44,085)	68.41
Forfeited	(456)	81.17	(2,694)	87.70	(626)	75.50
Outstanding at end of period	65,171	84.30	66,550	85.16	78,202	79.09

	Years Ended December 31,
	2021		2020		2019
	Performance-based	Weighted	Performance-based	Weighted	Performance-based	Weighted
	Shares Under	Average	Shares Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	71,964	$84.94	84,105	$79.34	105,170	$66.79
Granted (1)	49,460	77.56	36,649	84.68	63,447	69.61
Vested and unrestricted	(48,666)	75.05	(42,123)	73.55	(84,512)	56.42
Forfeited	(340)	87.43	(6,667)	84.86	—	-
Outstanding at end of period	72,418	86.53	71,964	84.94	84,105	79.34

(1) Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives.

As of December 31, 2021, there was $6,164 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.5 years. The total fair value of the shares that were vested and unrestricted during the years ended December 31, 2021, 2020, and 2019 was $6,947, $6,516 and $7,784, respectively. For the years ended December 31, 2021, 2020, and 2019, the Company recorded compensation expense related to awards under the Incentive Plan of $4,971, $5,893, and $4,764, net of income tax benefit of $1,321, $1,566, and $1,266, respectively.

8.	Commitments and Contingencies

Commitments

As part of the Company’s investment activity, we have committed $145,000 to investments in limited partnerships. The Company has contributed $94,269 to these commitments as of December 31, 2021.  As of December 31, 2021, the remaining committed capital that could be called is $54,516, which includes potential recallable capital distributions.

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

The Company has been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our business owner policies serve eligible small and medium sized commercial accounts including but not limited to apartments and condominiums; mercantile establishments; limited cooking restaurants; offices; and special trade contractors. The majority of these business owner policies do not contain a specific exclusion for viruses. However, as viruses do not produce direct physical damage or loss to property, our position is that no coverage exists for this peril. As a result, the Company accrued a reserve of $6,500 for legal defense costs during the year ended December 31, 2020. This amount is still accrued as of December 31, 2021 and is included in loss and loss adjustment expenses.

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

Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense for our office space, law offices and VIP claims centers was $3,852, $3,477 and $4,573 for the years ended December 31, 2021, 2020, and 2019, respectively. All leases expire prior to 2029. The Company expects that in the normal course of business, leases that expire will be renewed.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020
Operating lease cost	$4,464	$4,591

Other information related to leases was as follows:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,979	$5,073
Weighted average remaining lease term
Operating leases	6.65 Years	7.57 Years
Weighted average discount rate
Operating leases	2.34%	2.33%

Maturities of lease liabilities were as follows:

Operating Leases
2022	$4,739
2023	4,312
2024	4,234
2025	3,835
2026	3,857
Thereafter	7,715
Total lease payments	28,692
Less imputed interest	(1,577)
Total	$27,115

10.	Debt

On August 10, 2018, the Company extended its Revolving Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A. (formerly known as RBS Citizens, N.A. (“Citizens Bank”)) to a maturity date of August 10, 2023. The Credit Agreement provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000. Loans under the credit facility bear interest at the Company’s option at either (i) the LIBOR rate plus 1.25% per annum or (ii) the higher of Citizens Bank prime rate or 0.5% above the federal funds rate plus 1.25% per annum. The Credit Agreement has additional language to select an alternate benchmark interest rate to replace the LIBOR rate when it is no longer available for use. Interest only is payable prior to maturity.

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of December 31, 2021, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at December 31, 2021 or 2020. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at December 31, 2021 and 2020.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities. At December 31, 2021, the Company has the ability to borrow approximately $211,296 using eligible invested assets that would be used as collateral.

On March 17, 2020, the Company borrowed $30,000 from the FHLB-Boston for a term of five-years, bearing interest at a rate of 1.42%. Interest is payable monthly and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance with a minor penalty for prepayment.

The Company estimates the fair value of the FHLB-Boston loan by discounting cash flows using the interest rate stated in the loan agreement, which is an observable input. As such, the loan is categorized as Level 2 within the fair value hierarchy. The fair value of the loan is $31,061 and $31,291 at December 31, 2021 and 2020, respectively. The loan is fully collateralized by specific U.S. Government residential mortgage-backed securities with a fair value of $40,398 and $37,467 at year ended December 31, 2021 and 2020, respectively. The borrowing is outstanding from the FHLB-Boston at year ended December 31, 2021 and 2020.

Interest expense on the FHLB-Boston borrowing was $432 and $439 for the year ended December 31, 2021 and 2020, respectively.

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

The Company is subject to concentration of credit risk with respect to reinsurance ceded. At December 31,

2021, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $106,608 and ceded unearned premiums of $21,841 were associated with CAR. At December 31, 2020, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $117,681 and ceded unearned premiums of $20,589 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company’s participation in CAR resulted in assumed net losses of $5,002, $3,480 and $3,595 for the years ended December 31, 2021, 2020 and 2019, respectively.

CAR has been, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement has applied to the Company.

The effect of assumed and ceded premiums on net written and earned premiums and losses and LAE incurred is as follows.

	Years Ended December 31,
	2021	2020	2019
Written Premiums
Direct	$802,139	$798,712	$852,404
Assumed	31,359	26,316	32,391
Ceded	(68,972)	(61,491)	(90,386)
Net written premiums	$764,526	$763,537	$794,409

Earned Premiums
Direct	$811,329	$815,981	$845,102
Assumed	30,583	29,365	32,853
Ceded	(67,584)	(74,268)	(89,178)
Net earned premiums	$774,328	$771,078	$788,777

Loss and LAE Incurred
Direct	$473,162	$428,018	$562,192
Assumed	16,873	18,595	28,529
Ceded	(28,308)	(42,057)	(80,875)
Net loss and LAE	$461,727	$404,556	$509,846

12.	Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Year Ended December 31,
	2021	2020	2019
Reserves for losses and LAE at beginning of year	$567,581	$610,566	$584,719
Less receivable from reinsurers related to unpaid losses and LAE	(106,311)	(122,372)	(108,398)
Net reserves for losses and LAE at beginning of year	461,270	488,194	476,321
Incurred losses and LAE, related to:
Current year	515,400	459,400	551,895
Prior years	(53,673)	(54,844)	(42,049)
Total incurred losses and LAE	461,727	404,556	509,846
Paid losses and LAE related to:
Current year	310,116	277,754	333,377
Prior years	132,897	153,726	164,596
Total paid losses and LAE	443,013	431,480	497,973
Net reserves for losses and LAE at end of period	479,984	461,270	488,194
Plus receivable from reinsurers related to unpaid losses and LAE	90,667	106,311	122,372
Reserves for losses and LAE at end of period	$570,651	$567,581	$610,566

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $53,673, $54,844, and $42,049, for the years ended December 31, 2021, 2020, and 2019, respectively, and resulted from re-estimations of prior years’ ultimate loss and LAE liabilities. The decrease in prior year reserves during 2021 was primarily composed of reductions of $22,313 in the Company’s retained automobile and $26,220 in the Company’s retained other than auto and homeowners reserves. The decrease in prior year reserves during 2020 was primarily composed of reductions of $26,902 in the Company’s retained automobile and $21,717 in the Company’s retained other than auto and homeowners reserves. The decrease in prior year reserves during 2019 was primarily composed of reductions of $25,623 in the Company’s retained automobile and $14,182 in the Company’s retained homeowners reserves.

The Company’s private passenger automobile line of business prior year reserves decreased during the years ended December 31, 2021, 2020 and 2019 primarily due to improved retained private passenger results. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

The following is information about incurred and paid claims development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our three largest lines of business. The cumulative number of reported claims include claims closed with payment, claims closed without payment and all open claims. It does not include anticipated IBNR claims. For the Private Passenger Automobile and Commercial Automobile lines of business, claim count is defined on a claimant basis where several claim counts may arise from a single auto accident. For Homeowners and all other lines of business, claim count is defined on an accident basis.

The information about incurred claims and allocated claim adjustment expense, net of reserves and paid ultimate claims development for the years ended December 31, 2012 to 2020 is presented as required supplementary information.

Private Passenger Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2021
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$ 175,262	$ 175,189	$ 174,856	$ 170,379	$ 167,831	$ 166,008	$ 163,350	$ 162,448	$ 162,520	$ 162,364	$ -	53,273
2013		183,367	183,517	183,264	181,492	179,167	176,713	175,684	175,718	175,362	(134)	54,248
2014			187,305	187,104	186,798	183,119	181,312	179,251	179,267	179,268	(813)	52,787
2015				190,036	190,236	188,317	184,477	181,299	179,451	179,248	(417)	52,980
2016					192,912	192,318	185,009	180,486	177,009	176,600	(1,444)	49,383
2017						185,673	184,429	182,068	177,941	177,320	(2,620)	46,253
2018							176,411	175,222	170,447	168,185	(3,675)	43,069
2019								176,171	174,439	170,477	(7,039)	40,500
2020									130,335	125,888	(5,863)	26,040
2021										146,997	(8,397)	27,331
									Total	$ 1,661,709

Private Passenger Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$ 74,306	$ 126,553	$ 144,157	$ 152,991	$ 157,443	$ 160,416	$ 161,749	$ 162,014	$ 162,121	$ 162,119
2013		79,049	135,031	152,472	163,694	169,634	172,736	173,890	174,574	174,639
2014			79,151	136,434	156,693	166,815	173,163	176,616	177,360	177,968
2015				76,934	138,255	156,483	168,641	173,816	176,652	177,782
2016					78,862	137,917	154,964	167,458	171,865	174,410
2017						77,519	133,037	153,675	164,467	169,024
2018							72,895	126,456	143,656	154,169
2019								72,219	127,910	143,570
2020									52,962	88,037
2021										56,826
									Total	$ 1,478,544
					All outstanding liabilities before 2012, net of reinsurance					387
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 183,552

Private Passenger Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2021
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$ 108,376	$ 107,912	$ 104,393	$ 103,679	$ 103,575	$ 103,547	$ 103,510	$ 103,491	$ 103,453	$ 103,434	$ -	123,639
2013		114,389	114,239	113,034	112,197	112,096	112,060	112,029	112,003	111,989	-	131,703
2014			123,421	123,622	122,410	122,327	122,341	122,213	122,188	122,182	(24)	135,006
2015				140,219	136,661	134,101	133,737	133,581	133,530	133,523	(52)	144,276
2016					129,528	124,922	122,116	121,717	121,543	121,570	(64)	126,086
2017						128,340	126,304	124,128	123,715	123,777	(90)	124,025
2018							129,450	130,145	128,426	128,090	(72)	119,758
2019								128,698	126,648	124,332	(220)	116,995
2020									98,546	97,244	(1,726)	81,782
2021										122,943	(24,257)	87,213
									Total	$ 1,189,084

Private Passenger Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$ 111,928	$ 107,017	$ 104,311	$ 103,664	$ 103,573	$ 103,537	$ 103,510	$ 103,491	$ 103,452	$ 103,434
2013		120,843	115,904	112,894	112,162	112,085	112,060	112,029	112,003	111,988
2014			130,732	126,414	122,668	122,402	122,350	122,251	122,216	122,189
2015				143,532	136,760	134,066	133,701	133,639	133,596	133,575
2016					133,530	124,298	122,023	121,795	121,660	121,634
2017						132,409	126,822	124,286	123,844	123,839
2018							138,036	132,591	128,624	128,154
2019								134,429	128,173	124,467
2020									102,764	98,819
2021										123,636
									Total	$ 1,191,735
					All outstanding liabilities before 2012, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							($ 2,651)

Commercial Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2021
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$ 23,704	$ 24,447	$ 24,662	$ 24,723	$ 24,572	$ 23,819	$ 22,859	$ 22,476	$ 22,292	$ 22,170	$ 13	4,566
2013		29,175	29,541	28,377	26,864	26,310	25,986	25,443	25,353	25,140	51	5,784
2014			34,117	34,105	34,376	33,914	32,948	32,438	32,200	32,052	69	6,086
2015				35,371	36,150	36,610	37,730	38,015	38,257	37,995	(68)	7,212
2016					37,954	39,416	40,947	40,916	40,679	40,996	13	6,455
2017						42,865	41,373	41,055	39,369	39,232	(48)	6,132
2018							41,347	40,115	38,589	37,322	712	5,743
2019								51,679	49,163	48,783	1,177	5,669
2020									35,010	31,930	4,501	3,443
2021										41,814	9,044	3,696
									Total	$ 357,434

Commercial Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$ 6,503	$ 12,474	$ 15,617	$ 17,804	$ 18,876	$ 20,601	$ 21,021	$ 22,086	$ 22,121	$ 22,154
2013		8,502	17,079	19,625	21,129	22,434	23,867	24,507	24,732	24,789
2014			9,426	17,853	21,968	25,253	27,886	30,420	31,298	31,451
2015				11,181	21,700	26,018	29,804	31,537	33,416	34,976
2016					9,991	19,902	25,711	32,274	36,237	38,275
2017						10,407	20,106	24,409	28,721	31,389
2018							9,704	18,499	23,544	26,774
2019								12,113	22,480	28,373
2020									7,025	13,166
2021										7,883
									Total	$ 259,230
					All outstanding liabilities before 2012, net of reinsurance					34
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 98,238

Commercial Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2021
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$ 10,382	$ 10,382	$ 10,331	$ 10,249	$ 10,250	$ 10,208	$ 10,209	$ 10,226	$ 10,224	$ 10,224	$ -	9,913
2013		13,666	13,567	13,298	13,180	13,057	13,047	13,071	13,057	13,057	-	12,298
2014			17,426	16,925	15,455	15,419	15,353	15,381	15,373	15,376	-	13,545
2015				20,223	19,047	19,021	18,974	18,641	18,535	18,525	0	15,468
2016					20,216	18,506	17,909	17,808	17,725	17,713	1	13,593
2017						19,691	19,200	19,021	18,834	18,780	(6)	13,113
2018							21,230	19,937	19,270	19,210	2	12,907
2019								20,039	19,652	18,956	200	12,751
2020									16,507	16,334	(272)	9,608
2021										20,156	(1,141)	10,860
									Total	$ 168,331

Commercial Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$ 9,707	$ 10,553	$ 10,270	$ 10,242	$ 10,239	$ 10,235	$ 10,228	$ 10,226	$ 10,224	$ 10,224
2013		12,665	13,378	13,114	13,074	13,065	13,060	13,066	13,057	13,057
2014			15,377	15,862	15,424	15,388	15,381	15,376	15,373	15,376
2015				17,787	18,910	18,667	18,549	18,541	18,530	18,525
2016					17,228	18,143	17,763	17,712	17,709	17,712
2017						17,957	19,336	18,915	18,787	18,786
2018							18,842	19,842	19,236	19,208
2019								18,128	19,161	18,752
2020									15,550	16,596
2021										18,610
									Total	$ 166,846
					All outstanding liabilities before 2012, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 1,485

Homeowners Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2021
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$ 7,514	$ 7,514	$ 7,514	$ 6,464	$ 5,304	$ 4,331	$ 3,824	$ 3,889	$ 3,646	$ 3,646	$ -	249
2013		9,768	9,768	9,337	7,578	5,978	5,312	5,147	5,147	5,167	-	265
2014			11,494	11,494	9,738	7,388	7,120	6,984	6,984	6,818	81	261
2015				12,965	12,555	9,908	9,201	9,201	9,201	8,172	146	288
2016					10,594	10,594	10,594	9,847	9,491	9,491	249	277
2017						11,276	10,058	9,328	8,585	7,819	104	269
2018							9,951	9,951	9,951	9,768	274	253
2019								14,130	13,848	11,949	692	253
2020									14,664	13,708	3,024	210
2021										12,797	3,037	173
									Total	$ 89,335

Homeowners Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$ 1,389	$ 2,063	$ 2,308	$ 2,731	$ 3,029	$ 3,600	$ 3,606	$ 3,646	$ 3,646	$ 3,646
2013		527	2,337	3,080	3,493	3,829	4,038	4,209	4,247	4,255
2014			340	1,834	3,212	4,200	4,828	6,315	6,368	6,419
2015				428	3,319	4,267	5,205	6,445	7,022	7,215
2016					647	2,669	4,257	5,387	6,300	7,128
2017						305	1,676	2,913	3,593	4,217
2018							551	2,039	3,972	4,597
2019								1,634	3,343	5,183
2020									220	3,254
2021										218
									Total	$ 46,132
					All outstanding liabilities before 2012, net of reinsurance					79
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 43,282

Homeowners Property Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2021
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$ 50,351	$ 49,911	$ 47,392	$ 44,380	$ 43,097	$ 42,382	$ 41,895	$ 41,887	$ 41,887	$ 41,887	$ 148	6,051
2013		56,298	56,199	55,722	52,464	51,077	49,973	49,463	49,456	49,455	126	5,698
2014			59,160	60,213	59,751	57,331	55,127	54,607	54,602	54,560	251	6,077
2015				152,586	152,049	162,377	162,788	162,722	162,354	162,244	365	20,076
2016					67,116	66,442	64,208	61,262	60,019	59,898	258	5,421
2017						80,736	76,560	70,689	68,737	67,530	346	6,011
2018							83,443	82,581	77,970	74,989	849	8,239
2019								77,976	73,697	68,769	1,526	5,444
2020									80,093	76,638	(5,464)	6,087
2021										75,696	(4,845)	6,112
									Total	$ 731,666

Homeowners Property Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$ 30,801	$ 40,681	$ 41,960	$ 41,737	$ 41,782	$ 41,789	$ 41,736	$ 41,736	$ 41,737	$ 41,737
2013		38,661	48,456	49,702	49,612	49,653	49,620	49,328	49,327	49,327
2014			40,409	52,161	54,088	54,224	54,262	54,274	54,306	54,305
2015				112,563	145,337	160,572	161,745	161,773	161,850	161,783
2016					44,103	57,238	59,155	59,449	59,403	59,428
2017						46,366	64,401	66,181	66,892	66,765
2018							57,704	70,959	72,078	73,119
2019								49,121	61,905	63,536
2020									50,304	65,927
2021										51,390
									Total	$ 687,317
					All outstanding liabilities before 2012, net of reinsurance					884
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 45,233

The following is unaudited supplementary information about average historical claims duration as of December 31, 2021.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)

Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Automobile Liability	43.4%	32.1%	10.4%	6.2%	2.9%	1.7%	0.6%	0.3%	0.1%	0.0%
Private Passenger Automobile Physical Damage	107.0%	(4.8)%	(2.5)%	(0.4)%	(0.1)%	0.0%	0.0%	0.0%	0.0%	0.0%
Commercial Automobile Liability	25.9%	24.8%	12.4%	10.6%	6.8%	6.1%	3.0%	1.8%	0.2%	0.1%
Commercial Automobile Physical Damage	96.1%	5.8%	(2.3)%	(0.4)%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Homeowners Liability	7.0%	21.5%	15.8%	10.2%	9.8%	11.0%	1.8%	0.8%	0.1%	0.0%
Homeowners Property Damage	71.3%	20.9%	4.5%	0.6%	0.0%	0.0%	(0.1)%	0.0%	0.0%	0.0%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid claims and Claim Adjustment Expenses

December 31, 2021
Net outstanding liabilities
Private Passenger Automobile Liability	$183,552
Private Passenger Automobile Physical Damage	(2,651)
Commercial Automobile Liability	98,238
Commercial Automobile Physical Damage	1,485
Homeowners Liability	43,282
Homeowners Property Damage	45,233
Other Short-Duration Insurance Lines	74,701
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$443,840

Reinsurance recoverable on unpaid claims
Private Passenger Automobile Liability	$120
Private Passenger Automobile Physical Damage	-
Commercial Automobile Liability	87,221
Commercial Automobile Physical Damage	2,398
Homeowners Liability	-
Homeowners Property Damage	-
Other Short-Duration Insurance Lines	928
Total reinsurance recoverable on unpaid claims	$90,667

Unallocated claims adjustment expenses	36,144

Total gross liability for unpaid claims and claim adjustment expenses	$570,651

Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

13.	Income Taxes

A summary of the income tax expense in the consolidated statements of operations is shown below.

	Years Ended December 31,
	2021	2020	2019
Current Income Taxes:
Federal	$28,222	$31,133	$19,280
State	15	267	43
	28,237	31,400	19,323
Deferred Income Taxes:
Federal	5,323	5,159	4,757
State	—	—	—
	5,323	5,159	4,757
Total income tax expense	$33,560	$36,559	$24,080

The income tax expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows for the periods indicated.

	Years Ended December 31,
	2021	2020	2019
Federal income tax expense at statutory rate	$34,496	$36,702	$25,973
Investment income, net	(1,060)	(1,394)	(1,626)
State taxes, net	11	211	34
Nondeductible expenses	613	697	488
Tax windfall related to share-based stock compensation	(101)	(298)	(1,003)
Other, net	(399)	641	214
Total income tax expense	$33,560	$36,559	$24,080

The deferred income tax (liability) asset represents the tax effects of temporary differences attributable to the Company’s consolidated federal tax return group. Its components were as shown in the following table for the periods indicated.

	Years Ended December 31,
	2021	2020
Deferred tax assets:
Discounting of loss reserves	$5,447	$5,421
Discounting of unearned premium reserve	16,813	17,217
Bad debt allowance	430	433
Employee benefits	4,364	3,609
Rent incentive	797	912
Total deferred tax assets before valuation allowance	27,851	27,592
Valuation allowance for deferred tax assets	—	—
Total deferred tax assets	27,851	27,592
Deferred tax liabilities:
Deferred acquisition costs	(15,335)	(15,742)
Investments	(10,319)	(4,349)
Net unrealized gains on investments	(11,025)	(18,720)
Loss reserve transition adjustment	(1,108)	(1,385)
Software development costs	(3,591)	(3,053)
Premium acquisition expenses	(380)	(379)
Depreciation	(1,333)	(1,575)
Total deferred tax liabilities	(43,091)	(45,203)
Net deferred tax liability	$(15,240)	$(17,611)

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the years ended December 31, 2021 and December 31, 2020 there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of December 31, 2021 and December 31, 2020, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

The Company records interest and penalties associated with audits as a component of income before income taxes. Penalties are recorded in underwriting, operating and other expenses, and interest expense is recorded in interest expenses in the consolidated statements of operations. The Company had no interest and penalties related to income taxes accrued as of December 31, 2021 and 2020.

In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised. All tax years prior to 2018 are closed.

14.	Share Repurchase Program

On August 3, 2007, the Board of Directors approved a share repurchase program of up to $30,000 of the Company’s outstanding common shares. The Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

During the year ended December 31, 2021, the Company purchased 139,405 shares on the open market under the program at a cost of $11,563. During the year ended December 31, 2020, the Company purchased 551,598 shares on the open market under the program at a cost of $39,999. No share purchases were made by the Company under the program during the year ended December 31, 2019. As of December 31, 2021, the Company had purchased 2,970,573 shares on the open market at cost of $135,397. As of December 31, 2020, the Company had purchased 2,831,168 shares on the open market at a cost of $123,834.

15.	Statutory Net Income and Surplus

Statutory Accounting Practices

The Company’s insurance company subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the Division, but allowed by the Division. Statutory net income was $97,169, $121,446, and $75,469 for the years ended December 31, 2021, 2020, and 2019, respectively. Statutory capital and surplus of the Company’s insurance subsidiaries was $826,979, and $754,066 at December 31, 2021 and 2020, respectively.

Dividends

The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the “Commissioner”). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve- month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2021, the statutory capital and surplus of Safety Insurance was $826,979 and its net income for 2021 was $97,169. As a result, a maximum of $97,169 is available in 2022 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2021, Safety Insurance recorded dividends of $49,488. As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $729,810 at December 31, 2021.

Risk-Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk-based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls. As of December 31, 2021, the Insurance Subsidiaries had total adjusted capital of $826,979, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level. Minimum statutory capital and surplus, or company action level risk-based capital, was $200,196 at December 31, 2021.

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

In order to ensure the fair value determination is representative of an exit price (consistent with ASC 820), the Company’s procedures for validating quotes or prices obtained from third parties include, but are not limited to, obtaining a minimum of two price quotes for each fixed maturity security if possible, as discussed above, the periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date, and the periodic review of reports provided by its external investment manager regarding those securities with ratings changes and securities placed on its “Watch List.” In addition, valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company’s external investment manager, whose investment professionals are familiar with the securities being priced and the markets in which they trade, to ensure the fair value determination is representative of an exit price.

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2021. There were no significant changes to the valuation process during the year ended December 31, 2021. As of December 31, 2021 and December 31, 2020, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At December 31, 2021 and December 31, 2020, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,218,279 and $1,256,653, respectively. At December 31, 2021, the Company held no short-term investments. At December 31, 2020, the Company held $441 of short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of December 31, 2021
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$324	$—	$324	$—
Obligations of states and political subdivisions	116,302	—	116,302	—
Residential mortgage-backed securities	241,464	—	241,464	—
Commercial mortgage-backed securities	150,883	—	150,883	—
Other asset-backed securities	83,596	—	83,596	—
Corporate and other securities	625,710	—	625,710	—
Equity securities	226,375	224,677	—	1,698
Total investment securities	$1,444,654	$224,677	$1,218,279	$1,698

	As of December 31, 2020
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,865	$—	$1,865	$—
Obligations of states and political subdivisions	222,389	—	222,389	—
Residential mortgage-backed securities	241,597	—	241,597	—
Commercial mortgage-backed securities	126,035	—	126,035	—
Other asset-backed securities	73,124	—	73,124	—
Corporate and other securities	591,643	—	591,643	—
Short term investments	441	—	441	—
Equity securities	173,096	171,398	—	1,698
Total investment securities	$1,430,190	$171,398	$1,257,094	$1,698

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2021 or 2020.

The following tables summarize the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of period	$1,698	$516	$680
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	—	—	—
Purchases	—	1,182	133
Sales	—	—	(297)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at end of period	$1,698	$1,698	$516

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during 2021, 2020 and 2019. The Company held one Level 3 security at December 31, 2021 and 2020.

As of December 31, 2021 and December 31, 2020, there were approximately $38,570 and $32,158 in a REIT and is included in equity securities in the consolidated balance sheets. The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its audited financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

17.	Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure in the consolidated financial statements on Form 10-K filed herewith and no events have occurred that require recognition or disclosure.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 1, 2021, Deloitte and Touche LLP (“Deloitte”) was engaged as the new independent registered public accounting firm of Safety to perform independent audit services for the Company for the fiscal year ending December 31, 2021. Deloitte’s engagement was approved by the Audit Committee of the Board. The appointment of Deloitte was a result of a competitive request for proposal process undertaken by the Audit Committee.

PricewaterhouseCoopers LLP’s (“PwC”) audit reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2020 and 2019 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2020 and 2019, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PwC would have caused PwC to make reference thereto in its reports on the consolidated financial statements of the Company for such years, and (ii) no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the fiscal years ended December 31, 2020 and 2019, neither the Company, nor any party on behalf of the Company, consulted with Deloitte with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company by Deloitte that was an important factor considered by the Company in reaching its decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our

evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has audited the effectiveness of Safety Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2021, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 and 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The Company had no information required to be disclosed on a Form 8-K during the fourth fiscal quarter of 2021 that has not already been reported.

The following disclosures relate to actions taken by the Board of Directors of the Company (the "Board"), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2022 on a Form 8-K.

●	On February 23, 2022 the Compensation Committee of the Board approved the 2021 annual executive cash bonus pool in the total amount of $2,319 pursuant to the Annual Performance Incentive Plan. Of the total pool, the following amounts were allocated to the Company's CEO and Named Executive Officers: George M. Murphy, $813; Christopher T. Whitford, $227; James D. Berry, $293; Stephen A. Varga, $222; and Paul J. Narciso, $228.

●	On February 23, 2022, the Compensation Committee of the Board approved executive long-term incentive awards to certain members of senior management pursuant to our 2018 Long-Term Incentive Plan. The long-term incentive awards were granted in a total amount of $3,250 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on February 23, 2022. Of the total award, 45% vests in three annual installments of 30% on February 23, 2023, 30% on February 23, 2024, and 40% on February 23, 2025 and were allocated to the Company's Named Executive Officers as follows: George M. Murphy, $405 worth of restricted stock; Christopher T. Whitford, $180 worth of restricted stock; James D. Berry, $158 worth of restricted stock; Stephen A. Varga, $169 worth of restricted stock; and Paul J. Narciso, $169 worth of restricted stock. Of the total award, 55% vests over a three-year performance period commencing on January 1, 2022 and ending on December 31, 2024. Vesting of these shares is dependent upon the attainment of pre-established performance objectives and were allocated to the Named Executive Officers as follows: George M. Murphy $495 worth of restricted stock; Christopher T. Whitford, $220 worth of restricted stock; James D. Berry, $193 worth of restricted stock; Stephen A. Varga, $207 worth of restricted stock; and Paul J. Narciso, $207 worth of restricted stock.

●	Upon recommendation from the Compensation Committee, on February 23, 2022, the Board approved executive deferred compensation awards pursuant to the Executive Incentive Compensation Plan in the total amount of $1,955. Of the total award, the following amounts were allocated to the Company's CEO and Named Executive Officers: George M. Murphy, $645; Christopher T. Whitford, $201; James D. Berry, $267; Stephen A. Varga, $203; and Paul J. Narciso, $202.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this report:

1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2021 are contained herein as listed in the Index to Consolidated Financial Statements.

2. Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules.

3. Exhibits: The exhibits are contained herein as listed in the Index to Exhibits.

SAFETY INSURANCE GROUP, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedules		Page

I	Summary of Investments – Other than Investments in Related Parties as of December 31, 2021	103

II	Condensed Financial Information of the Registrant at December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019	104

III	Supplementary Insurance Information at December 31, 2021, 2020 and for the years ended December 31, 2021, 2020 and 2019	106

IV	Reinsurance for the years ended December 31, 2021, 2020 and 2019	107

V	Valuation and Qualifying Accounts at December 31, 2021, 2020 and 2019 and for the years ended December 31, 2021, 2020 and 2019	108

VI	Supplemental Information Concerning Property and Casualty Insurance Operations at December 31, 2021, 2020 and 2019 and for the years ended December 31, 2021, 2020 and 2019	109

Safety Insurance Group, Inc.

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2021

(Dollars in thousands)

			Amount at
			which shown
	Cost or	Estimated	in the Balance
	Amortized Cost	Fair Value	Sheet
Fixed maturities:
U.S. government and government agencies and authorities	$237,344	$241,788	$241,788
Obligations of states and political subdivisions	111,578	116,302	116,302
Corporate and other securities	838,935	860,189	860,189
Total fixed maturities	1,187,857	1,218,279	1,218,279
Short term securities
Corporate and other securities	—	—	—
Total short term investments	—	—	—
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	211,848	264,945	264,945
Total equity securities	211,848	264,945	264,945
Other invested assets	87,911	87,911	87,911
Total investments	$1,487,616	$1,571,135	$1,571,135

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2021	2020
Assets
Investments in consolidated affiliates	$929,136	$886,662
Other	24	39
Total assets	$929,160	$886,701
Liabilities
Accounts payable and other liabilities	$1,987	$2,022
Total liabilities	1,987	2,022
Shareholders’ equity	927,173	884,679
Total liabilities and shareholders’ equity	$929,160	$886,701

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Operations and Comprehensive Income

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Revenues	$—	$—	$—
Expenses	1,755	1,833	1,694
Net loss	(1,755)	(1,833)	(1,694)
Earnings from consolidated subsidiaries	132,465	140,044	101,295
Net income	130,710	138,211	99,601
Other comprehensive income (loss), net of tax	(28,948)	25,337	38,896
Comprehensive income	$101,762	$163,548	$138,497

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$130,710	$138,211	$99,601
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from consolidated subsidiaries	(132,465)	(140,044)	(101,295)
Dividends received from consolidated subsidiaries(1)	49,488	89,156	47,585
Amortization of restricted stock expense	17,788	7,359	6,514
Changes in assets and liabilities:
Other assets	15	15	15
Accounts payable and accrued liabilities	35	(123)	247
Net cash provided by operating activities	65,571	94,574	52,667
Proceeds from exercise of stock options	—	—	—
Excess tax benefit from stock options exercised	—	—	—
Dividends paid	(54,008)	(54,575)	(52,667)
Acquisition of treasury stock	(11,563)	(39,999)	—
Net cash used for financing activities	(65,571)	(94,574)	(52,667)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

(1)	No portion of the dividends received from operating subsidiaries during 2021, 2020 or 2019 represent returns of capital and therefore no portion is presented as an investing activity.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Future Policy
	Deferred	Benefits,
	Policy	Losses,			Net
	Acquisition	Claims and Loss	Unearned	Earned	Investment
Segment	Costs	Expenses	Premiums	Premiums	Income
Property and Casualty Insurance
2021	$73,024	$570,651	$413,487	$774,328	$44,135
2020	74,962	567,581	421,901	771,078	41,045
2019	74,287	610,566	442,219	788,777	46,665

	Years Ended December 31,
			Benefits,	Amortization of
			Claims,	Deferred
		Net	Losses, and	Policy	Other
	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written
Property and Casualty Insurance
2021	$774,328	$44,135	$461,727	$146,573	$111,819	$764,526
2020	771,078	41,045	404,556	146,955	119,527	763,537
2019	788,777	46,665	509,846	147,945	96,191	794,409

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

					Percent of
					Amount
Property and Casualty	Gross	Ceded to Other	Assumed from	Net	Assumed
Insurance Earned Premiums	Amount	Companies	Other Companies	Amount	to Net
Years ended December 31,
2021	$811,329	$67,584	$30,583	$774,328	3.9%
2020	815,981	74,268	29,365	771,078	3.8%
2019	845,102	89,178	32,853	788,777	4.2%

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period
Allowance for doubtful accounts Years Ended December 31,
2021	$1,754	$2,339	$—	$2,285	$1,808
2020	578	3,294	—	2,118	1,754
2019	482	1,358	—	1,262	578

(1) Deductions represent write-offs of accounts determined to be uncollectible.

Safety Insurance Group, Inc.

Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Reserves for
	Deferred	Unpaid Claims
	Policy	and Claims			Net
	Acquisition	Adjustment	Unearned	Earned	Investment
Affiliation With Registrant	Costs	Expenses	Premiums	Premiums	Income
Consolidated Property & Casualty Subsidiaries
2021	$73,024	$570,651	$413,487	$774,328	$44,135
2020	74,962	567,581	421,901	771,078	41,045
2019	74,287	610,566	442,219	788,777	46,665

	Years Ended December 31,
	Claims and Claims		Amortization
	Adjustment Expenses		of Deferred	Paid Claims
	Incurred Related to		Policy	and Claims
	Current	Prior	Acquisition	Adjustment	Premiums
Affiliation With Registrant	Year	Year	Costs	Expenses	Written
Consolidated Property & Casualty Subsidiaries
2021	$515,400	$(53,673)	$146,573	$443,013	$764,526
2020	459,400	(54,844)	146,955	431,480	763,537
2019	551,895	(42,049)	147,945	497,973	794,409

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.(1)
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.(1)
4	Form of Stock Certificate for the Common Stock (1)
4.1	Description of Safety Insurance Group, Inc. Capital Stock (18)
10.1

Lease Agreement between Thomas Black Corporation and Aman, Inc. for the lease of office space located on the 1st through 6th, 11th and 12th floors of 20 Custom House Street, Boston, Massachusetts, dated June 11, 1987, and as amended on October 11, 1988, September 14, 1989, September 19, 1990, February 23, 1994, December 20, 1996, June 24, 2002, July 26, 2004 and April 5, 2007, November 7, 2017 (2) (14)

10.2	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001(1)
10.3	2001 Restricted Stock Plan (1)(3)
10.4	Executive Incentive Compensation Plan (1)(3)
10.5	2002 Management Omnibus Incentive Plan, as Amended (5)
10.6	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(3)(4)(7)
10.7	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(3)(4)(7)
10.8	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(3)(4)(7)
10.9	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(3)(4)
10.10	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(3)(4)
10.11	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.12	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.13	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.14	Annual Performance Incentive Plan(3)(5)
10.15	Amendment to Annual Performance Incentive Plan(3)(6)
10.16	Amendment to Management Omnibus Incentive Plan dated December 31, 2008(3)(6)
10.17	Amendment to Management Omnibus Incentive Plan dated August 4, 2010 (3)(8)
10.18	Amendment to Management Omnibus Incentive Plan, as Amended dated March 11, 2013(3)(9)
10.19	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, as Amended(3)(9)
10.20	Amended and Restated Revolving Credit Agreement with RBS Citizens(10)

10.21	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(3) (11)
10.22	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(3) (12)
10.23	Form of Restricted Stock Notice and Agreement under the 2002 Management Omnibus Plan, As Amended(3) (12)
10.24	Employment Agreement by and between Safety Insurance Group, Inc. and John Drago as of April 1, 2016(3)(13)
10.25	Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy as of April 1, 2016(3)(13)
10.26	Employment Agreement by and between Safety Insurance Group, Inc. and individual executive member as of January 1, 2021. (3) (17)
10.27	2018 Long-Term Incentive Plan (15)
10.28	Employment Agreement by and between Safety Insurance Group, Inc. and Christopher T. Whitford as of March 2, 2020. (3) (16)
10.29	Employment Agreement by and between Safety Insurance Group, Inc. and Glenn R. Hiltpold as of March 1, 2021. (3) (17)
21	Subsidiaries of Safety Insurance Group, Inc. (18)
23.1	Consent of Deloitte & Touche LLP (18)
23.2	Consent of PricewaterhouseCoopers LLP (18)
24	Power of Attorney (contained on the signature page herein)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(18)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)
101.INS	Inline XBRL Instance Document (18)
101.SCH	Inline XBRL Taxonomy Extension Schema (18)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (18)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (18)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (18)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (18)
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101) (18)

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

(3)	Denotes management contract or compensation plan or arrangement.
(4)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
(5)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.
(6)	Incorporated herein by reference to the Registrant’s Form 8-K filed on December 31, 2008.
(7)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2008, as filed on November 7, 2008.
(8)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2010 filed on March 14, 2011.
(9)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2012 filed on March 18, 2013
(10)	Incorporated herein by reference to the Registrant’s Form 8-K filed on August 27, 2013.
(11)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2013, as filed on August 9, 2013.
(12)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2014 filed on March 2, 2015
(13)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2016, as filed on August 5, 2016.
(14)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2017, as filed on February 28, 2018.
(15)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed on April 11, 2018.
(16)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2019, as filed on February 28, 2020.
(17)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2020, as filed on February 26, 2021.
(18)	Included herein.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ George M. Murphy	President, Chief Executive Officer	February 28, 2022
George M. Murphy

/s/ Christopher T. Whitford	Vice President, Chief Financial Officer,	February 28, 2022
Christoper T. Whitford	Secretary, and Principal Accounting Officer

/s/ David F. Brussard	Director	February 28, 2022
David F. Brussard

/s/ Frederic H. Lindeberg	Director	February 28, 2022
Frederic H. Lindeberg

/s/ Peter J. Manning	Director	February 28, 2022
Peter J. Manning

/s/ Thalia M. Meehan	Lead Independent Director	February 28, 2022
Thalia M. Meehan

/s/ Mary C. Moran	Director	February 28, 2022
Mary C. Moran