Form 10-Q
period 2022-03-31
SAFETY INSURANCE GROUP INC
filed 2022-05-06
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022 there were 14,741,579 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,165,592 and $1,187,857, allowance for expected credit losses of $691 and $691)	$1,136,068	$1,218,279
Short term investments, at fair value (cost: $5 and $0)	5	—
Equity securities, at fair value (cost: $218,636 and $211,848)	258,699	264,945
Other invested assets	91,460	87,911
Total investments	1,486,232	1,571,135
Cash and cash equivalents	35,231	63,603
Accounts receivable, net of allowance for expected credit losses of $1,733 and $1,808	167,096	170,953
Receivable for securities sold	7,774	9,256
Accrued investment income	7,692	7,401
Taxes recoverable	4,525	1,508
Receivable from reinsurers related to paid loss and loss adjustment expenses	8,687	18,234
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	90,656	90,667
Ceded unearned premiums	24,792	23,795
Deferred policy acquisition costs	70,812	73,024
Equity and deposits in pools	32,705	33,592
Operating lease right-of-use-assets	26,527	27,115
Other assets	27,955	27,108
Total assets	$1,990,684	$2,117,391

Liabilities
Loss and loss adjustment expense reserves	$560,021	$570,651
Unearned premium reserves	405,447	413,487
Accounts payable and accrued liabilities	51,160	76,598
Payable for securities purchased	16,354	16,477
Payable to reinsurers	2,743	9,192
Deferred income taxes	4,963	15,240
Debt	30,000	30,000
Operating lease liabilities	26,527	27,115
Other liabilities	31,581	31,458
Total liabilities	1,128,796	1,190,218

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,883,255 and 17,813,370 shares issued	179	178
Additional paid-in capital	218,152	216,070
Accumulated other comprehensive (loss) income, net of taxes	(22,778)	24,579
Retained earnings	816,335	821,743
Treasury stock, at cost: 3,141,477 and 2,970,573 shares	(150,000)	(135,397)
Total shareholders’ equity	861,888	927,173
Total liabilities and shareholders’ equity	$1,990,684	$2,117,391

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021

Net earned premiums	$187,088	$192,850
Net investment income	10,590	11,532
Earnings from partnership investments	2,832	4,291
Net realized gains on investments	4,210	2,875
Change in net unrealized gains on equity securities	(13,034)	6,207
Credit loss (expense) benefit	—	181
Finance and other service income	3,317	3,972
Total revenue	195,003	221,908

Losses and loss adjustment expenses	123,166	111,495
Underwriting, operating and related expenses	61,594	65,024
Interest expense	129	129
Total expenses	184,889	176,648

Income before income taxes	10,114	45,260
Income tax expense	2,276	9,086
Net income	$7,838	$36,174

Earnings per weighted average common share:
Basic	$0.53	$2.44
Diluted	$0.53	$2.42

Cash dividends paid per common share	$0.90	$0.90

Number of shares used in computing earnings per share:
Basic	14,627,898	14,790,125
Diluted	14,727,707	14,886,494

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$7,838	$36,174

Other comprehensive loss, net of tax:
Unrealized holding losses during the period, net of income tax benefit of ($11,705) and ($4,447).	(44,031)	(16,729)
Reclassification adjustment for net realized gains on investments included in net income, net of income tax benefit of ($884) and ($604).	(3,326)	(2,271)
Other comprehensive loss, net of tax:	(47,357)	(19,000)

Comprehensive (loss) income	$(39,519)	$17,174

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2020	$178	$209,779	$53,527	$745,029	$(123,834)	$884,679
Net loss, January 1 to March 31, 2021	—	—	—	36,174	—	36,174
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(19,000)	—	—	(19,000)
Restricted share awards issued	—	475	—	—	—	475
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,384	—	—	—	1,384
Dividends paid and accrued	—	—	—	(13,459)	—	(13,459)
Balance at March 31, 2021	$178	$211,638	$34,527	$767,744	$(123,834)	$890,253

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2021	$178	$216,070	$24,579	$821,743	$(135,397)	$927,173
Net income, January 1 to March 31, 2022	—	—	—	7,838		7,838
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(47,357)	—	—	(47,357)
Restricted share awards issued	1	603	—	—	—	604
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,479	—	—	—	1,479
Dividends paid and accrued	—	—	—	(13,246)	—	(13,246)
Acquisition of treasury stock	—	—	—	—	(14,603)	(14,603)
Balance at March 31, 2022	$179	$218,152	$(22,778)	$816,335	$(150,000)	$861,888

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$7,838	$36,174
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	412	733
Fixed asset depreciation, net	1,703	1,883
Stock based compensation	2,083	1,860
Provision (credit) for deferred income taxes	2,312	(987)
Net realized gains on investments	(4,210)	(2,875)
Credit loss (benefit) expense	—	(181)
Earnings from partnership investments	1,264	(4,291)
Change in net unrealized gains on equity securities	13,034	(6,207)
Changes in assets and liabilities:
Accounts receivable, net	3,857	8,232
Accrued investment income	(291)	(1,283)
Receivable from reinsurers	9,558	3,899
Ceded unearned premiums	(997)	882
Deferred policy acquisition costs	2,212	2,659
Taxes recoverable/payable	(3,017)	279
Other assets	(971)	(416)
Loss and loss adjustment expense reserves	(10,630)	9,685
Unearned premium reserves	(8,040)	(9,514)
Taxes payable	—	6,055
Accounts payable and accrued liabilities	(25,067)	(34,086)
Payable to reinsurers	(6,449)	(7,711)
Other liabilities	123	7,733
Net cash (used for) provided by operating activities	(15,276)	12,523

Cash flows from investing activities:
Fixed maturities purchased	(64,272)	(67,867)
Short term investments purchased	(5)	—
Equity securities purchased	(15,733)	(9,810)
Other invested assets purchased	(4,960)	(2,762)
Proceeds from sales and paydowns of fixed maturities	51,321	31,573
Proceeds from maturities, redemptions, and calls of fixed maturities	36,363	43,821
Proceed from sales of equity securities	12,868	6,730
Proceeds from other invested assets redeemed	233	374
Fixed assets purchased	(691)	(2,873)
Net cash provided by (used for) investing activities	15,124	(814)

Cash flows from financing activities:
Dividends paid to shareholders	(13,617)	(13,915)
Acquisition of treasury stock	(14,603)	—
Net cash used for financing activities	(28,220)	(13,915)

Net increase in cash and cash equivalents	(28,372)	(2,206)
Cash and cash equivalents at beginning of year	63,603	53,769
Cash and cash equivalents at end of period	$35,231	$51,563

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

The financial information for the three months ended March 31, 2022 and 2021 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2021 is derived from the audited financial statements included in the Company's 2021 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2022.

These unaudited interim consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited financial statements included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on February 28, 2022.

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

2. Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles of ASC 740, including exceptions to intra-period tax allocation where there is a loss from continuing operations and for calculating interim income taxes when the year-to-date loss exceeds the anticipated loss. The update also clarifies and amends existing guidance related to changes in tax laws, business combinations, employee stock plans, among others. The Company adopted the ASU effective January 1, 2021. As a result of adoption, there was no impact on the Company’s financial position, results of operations, cash flows, or disclosures.

3. Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted earnings per share amounts are based on the weighted average number of common shares including non-vested performance stock grants.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2022	2021
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$7,838	$36,174
Allocation of income for participating shares	(35)	(163)
Net income from continuing operations attributed to common shareholders	$7,803	$36,011
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	14,693,931	14,856,760
Less: weighted average participating shares	(66,033)	(66,635)
Basic earnings per share denominator	14,627,898	14,790,125
Common equivalent shares- non-vested performance stock grants	99,809	96,369
Diluted earnings per share denominator	14,727,707	14,886,494

Basic earnings per share	$0.53	$2.44
Diluted earnings per share	$0.53	$2.42

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$0.53	$2.44
Dividends declared	(0.90)	(0.90)
Undistributed earnings	$(0.37)	$1.54

Net income from continuing operations attributable to common shareholders -Diluted	$0.53	$2.42
Dividends declared	(0.90)	(0.90)
Undistributed earnings	$(0.37)	$1.52

Diluted EPS excludes non-vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive shares related to non-vested performance stock grants for the three months ended March 31, 2022. There were 769 anti-dilutive shares related to non-vested stock grants for the three months ended March 31, 2021.

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At March 31, 2022, there were 94,216 shares available for future grant.

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

The following table summarizes restricted stock activity under the 2018 Plan during the three months ended March 31, 2022 assuming a target payout for the 2022 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	65,171	$85.16	72,418		$84.94
Granted	38,864	85.22	31,828	(1)	86.35
Vested and unrestricted	(38,155)	86.01	(26,504)		92.52
Forfeited	(330)	83.01	(477)		84.40
Outstanding at end of period	65,550	$83.85	77,265		$84.42
(1)	Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the 2002 Incentive Plan.

As of March 31, 2022, there was $9,915 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2022 and 2021 was $5,734 and $6,878, respectively.  For the three months ended March 31, 2022 and 2021, the Company recorded compensation expense related to restricted stock of $1,646 and $1,469, net of income tax benefits of $437 and $391, respectively.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of March 31, 2022

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,827	$—	$—	$(71)	$1,756
Obligations of states and political subdivisions	89,553	—	1,510	(1,360)	89,703
Residential mortgage-backed securities (1)	229,117	—	1,089	(9,019)	221,187
Commercial mortgage-backed securities	154,241	—	597	(5,014)	149,824
Other asset-backed securities	74,709	—	201	(2,091)	72,819
Corporate and other securities	616,145	(691)	4,877	(19,552)	600,779
Subtotal, fixed maturity securities	1,165,592	(691)	8,274	(37,107)	1,136,068
Short term investments	5	—	—	—	5
Equity securities (2)	218,636	—	44,867	(4,804)	258,699
Other invested assets	91,460	—	—	—	91,460
Totals	$1,475,693	$(691)	$53,141	$(41,911)	$1,486,232

	As of December 31, 2021

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$318	$—	$6	$—	$324
Obligations of states and political subdivisions	111,578	—	4,847	(123)	116,302
Residential mortgage-backed securities (1)	237,026	—	5,941	(1,503)	241,464
Commercial mortgage-backed securities	146,318	—	5,007	(442)	150,883
Other asset-backed securities	83,376	—	475	(255)	83,596
Corporate and other securities	609,241	(691)	20,647	(3,487)	625,710
Subtotal, fixed maturity securities	1,187,857	(691)	36,923	(5,810)	1,218,279
Equity securities (2)	211,848	—	54,861	(1,764)	264,945
Other invested assets	87,911	—	—	—	87,911
Totals	$1,487,616	$(691)	$91,784	$(7,574)	$1,571,135
(1)	Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 937 and 444 securities in an unrealized loss position at March 31, 2022 and December 31, 2021, respectively.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2022
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$37,045	$36,894
Due after one year through five years	271,840	268,631
Due after five years through ten years	349,628	338,371
Due after ten years through twenty years	47,743	46,712
Due after twenty years	1,269	1,630
Asset-backed securities	458,067	443,830
Totals	$1,165,592	$1,136,068

The gross realized losses and gains on sales of investments were as follows for the periods indicated.

	Three Months Ended March 31,
	2022	2021
Gross realized gains
Fixed maturity securities	$472	$1,246
Equity securities	3,925	1,773
Gross realized losses
Fixed maturity securities	(186)	(57)
Equity securities	(1)	(87)
Net realized gains on investments	$4,210	$2,875

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

The following tables as of March 31, 2022 and December 31, 2021 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,756	$71	$—	$—	$1,756	$71
Obligations of states and political subdivisions	19,793	1,214	904	146	20,697	1,360
Residential mortgage-backed securities	164,056	8,366	6,657	653	170,713	9,019
Commercial mortgage-backed securities	118,414	4,304	5,339	710	123,753	5,014
Other asset-backed securities	60,662	2,091	—	—	60,662	2,091
Corporate and other securities	353,599	16,961	32,777	2,591	386,376	19,552
Subtotal, fixed maturity securities	718,280	33,007	45,677	4,100	763,957	37,107
Equity securities	62,921	4,456	353	348	63,274	4,804
Total temporarily impaired securities	$781,201	$37,463	$46,030	$4,448	$827,231	$41,911

	As of December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	2,985	85	1,012	38	3,997	123
Residential mortgage-backed securities	97,116	1,502	11	1	97,127	1,503
Commercial mortgage-backed securities	29,660	442	—	—	29,660	442
Other asset-backed securities	39,266	255	—	—	39,266	255
Corporate and other securities	181,470	3,140	11,436	347	192,906	3,487
Subtotal, fixed maturity securities	350,497	5,424	12,459	386	362,956	5,810
Equity securities	19,457	1,559	1,029	205	20,486	1,764
Total temporarily impaired securities	$369,954	$6,983	$13,488	$591	$383,442	$7,574

At March 31, 2022, U.S. Government residential mortgage backed securities with a fair value of $35,899 are pledged as collateral for a borrowing with the Federal Home Loan Bank of Boston (“FHLB-Boston”) as described in Note 9 – Debt. These securities are included in fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

As of March 31, 2022 and December 31, 2021, the Company concluded that $691 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at March 31, 2022 and December 31, 2021 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following table represents a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Three Months Ended March 31,
	2022	2021
Beginning of period	$691	$1,054
Credit losses on securities with no previously recorded credit losses	—	9
Net increases (decreases) in allowance on previously impaired securities		(188)
Reduction due to sales	—	(2)
Writeoffs charged against allowance	—	—
Recoveries of amounts previously written off	—	—
Ending balance of period	$691	$873

The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2022	2021
Interest on fixed maturity securities	$9,105	$9,682
Dividends on equity securities	1,320	1,239
Equity in earnings of other invested assets	1,016	1,422
Interest on other assets	7	6
Total investment income	11,448	12,349
Investment expenses	858	817
Net investment income	$10,590	$11,532

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

●Federal Home Loan Bank of Boston (“FHLB-Boston”): value is equal to the cost of the member stock purchased, which is expected to be the exit price.

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of March 31, 2022. There were no significant changes to the valuation process during the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At March 31, 2022 and December 31, 2021, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value $1,136,068 and $1,218,279, respectively. At March 31, 2022, the Company held $5 of short-term investments. As of December 31, 2021 the Company held no short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of March 31, 2022
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,756	$—	$1,756	$—
Obligations of states and political subdivisions	89,703	—	89,703	—
Residential mortgage-backed securities	221,187	—	221,187	—
Commercial mortgage-backed securities	149,824	—	149,824	—
Other asset-backed securities	72,819	—	72,819	—
Corporate and other securities	600,779	—	600,779	—
Short term investments	5	—	5	—
Equity securities	218,029	216,331	—	1,698
Total investment securities	$1,354,102	$216,331	$1,136,073	$1,698

	As of December 31, 2021
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$324	$—	$324	$—
Obligations of states and political subdivisions	116,302	—	116,302	—
Residential mortgage-backed securities	241,464	—	241,464	—
Commercial mortgage-backed securities	150,883	—	150,883	—
Other asset-backed securities	83,596	—	83,596	—
Corporate and other securities	625,710	—	625,710	—
Equity securities	226,375	224,677	—	1,698
Total investment securities	$1,444,654	$224,677	$1,218,279	$1,698

As of March 31, 2022 and December 31, 2021, there were approximately $40,670 and $38,570, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2022 and 2021.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

Three Months Ended March 31,
	2022	2021
	Level 3	Level 3
	Fair Value	Fair Value
	Securities	Securities
Balance at beginning of period	$1,698	$1,698
Net gains and losses included in earnings	—	—
Net gains included in other comprehensive income	—	—
Purchases	—	—
Sales	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$1,698	$1,698
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the three months ended March 31, 2022 and 2021. The Company held one Level 3 security at March 31, 2022 and March 31, 2021.

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

The following table presents the balances of premiums receivable, net of the allowance for expected credit losses and changes in the allowance for expected credit losses for the three months ended March 31, 2022 and 2021.

	At and For the		At and For the
	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$170,953	$1,808	$179,147	$1,754
Current period change for expected credit losses		401		1,768
Writeoffs of uncollectable accounts receivable		(476)		(1,338)
Balance, end of period	$167,096	$1,733	$170,915	$2,184

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program, which represents 98% of the total reinsurance recoverable on paid and unpaid losses at March 31, 2022 and at December 31, 2021. The remaining 2% of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of March 31, 2022 and December 31, 2021, all reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at March 31, 2022 or December 31, 2021.

7.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Three Months Ended March 31,
	2022	2021
Reserves for losses and LAE at beginning of year	$570,651	$567,581
Less receivable from reinsurers related to unpaid losses and LAE	(90,667)	(106,311)
Net reserves for losses and LAE at beginning of year	479,984	461,270
Incurred losses and LAE, related to:
Current year	135,578	123,954
Prior years	(12,412)	(12,459)
Total incurred losses and LAE	123,166	111,495
Paid losses and LAE related to:
Current year	57,650	48,084
Prior years	76,135	55,593
Total paid losses and LAE	133,785	103,677
Net reserves for losses and LAE at end of period	469,365	469,088
Plus receivable from reinsurers related to unpaid losses and LAE	90,656	108,178
Reserves for losses and LAE at end of period	$560,021	$577,266

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $12,412 and $12,459 for the three months ended March 31, 2022 and 2021, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities. The decreases in prior years reserves during the three months ended March 31, 2022 and 2021 are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

The Company's automobile lines of business reserves decreased for the three months ended March 31, 2022 and 2021, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

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

The Company has been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our business owner policies serve eligible small and medium sized commercial accounts including but not limited to apartments and condominiums; mercantile establishments; limited cooking restaurants; offices; and special trade contractors. The majority of these business owner policies do not contain a specific exclusion for viruses. However, as viruses do not produce direct physical damage or loss to property, our position is that no coverage exists for this peril. As a result, the Company accrued a reserve of $6,500 for legal defense costs during the year ended December 31, 2021. This amount is still accrued as of March 31, 2022 and is included in loss and losses adjustment expense reserves within our Consolidated Balance Sheet.

On October 19, 2021, the Supreme Judicial Court of Massachusetts (the “SJC”) unanimously ruled that property and casualty insurers must compensate third-party claimants under property damage coverage, part 4 of the standard Massachusetts automobile insurance policy, 2008 edition (standard policy), for the inherent diminished value (“IDV”) that occurs when their vehicles are damaged in a crash. This ruling overturned a previous decision by the Massachusetts Superior Court, which found that a Massachusetts auto insurance policy did not provide property damage coverage for inherent diminished value damages for third-party claimants. The SJC placed the burden of proof on the individual claimant by explicitly specifying that the claimant must establish that the vehicle has suffered IDV damages and also the amount of IDV damages at issue. The SJC further ruled that an insurer’s previous denial of coverage for such damages could not serve as the basis for a claim of unfair business practices. Based on the SJC’s rulings, at this time the Company does not expect any claims for IDV damages to be material, and therefore has not accrued for a specific loss contingency.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of March 31, 2022, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at March 31, 2022 and December 31, 2021. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at March 31, 2022 and 2021.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S. Government residential mortgage backed securities. At March 31, 2022, the Company has the ability to borrow $197,260 using eligible invested assets that would be used as collateral.

On March 17, 2020, the Company borrowed $30,000 from the FHLB-Boston for a term of five-years, bearing interest at a rate of 1.42%. Interest is payable monthly and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance with a minor penalty for prepayment. The loan is fully collateralized by specific U.S. Government residential mortgage backed securities with a fair value of $35,899. The borrowing is outstanding from the FHLB-Boston at March 31, 2022.

Interest expense on the FHLB-Boston borrowing was $107 for the three months ended March 31, 2022 and 2021, respectively.

10. Income Taxes

Federal income tax expense for the three months ended March 31, 2022 and 2021 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. The effective rate in 2022 was higher than the statutory rate primarily due to effects of the change in unrealized gains on equity securities and the impact of stock-based compensation.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the three months ended March 31, 2022, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

All tax years prior to 2018 are closed. There are no current examinations ongoing.

In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised.

11. Share Repurchase Program

On February 23, 2022, the Board of Directors approved a share repurchase program of up to $50,000 of the Company’s outstanding common shares. The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $180,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

During the three months ended March 31, 2022, the Company purchased 170,904 shares at a cost of $14,603. No share purchases were made by the Company under the program during the three months ended March 31, 2021. As of March 31, 2022, the Company has purchased 3,141,477 shares at a cost of $150,000. As of December 31, 2021, the Company had purchased 2,970,573 shares at cost of $135,397.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$1,072	$1,149

Other information related to leases was as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,210	$1,267
Weighted average remaining lease term
Operating leases	6.44 Years	7.36 Years
Weighted average discount rate
Operating leases	2.35%	2.34%

Maturities of lease liabilities were as follows:

Operating Leases
2022	$3,531
2023	4,312
2024	4,234
2025	3,835
2026	3,857
Thereafter	7,715
Total lease payments	27,484
Less imputed interest	(957)
Total	$26,527

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

We are a leading provider of private passenger automobile, commercial automobile, homeowners and commercial other-than-auto insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 53.6% of our direct written premiums in 2021), we offer a portfolio of other insurance products, including commercial automobile (16.2% of 2021 direct written premiums), homeowners (24.9% of 2021 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 5.3% of 2021 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire, and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, Safety P&C, and Safety Northeast (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 856 in 1,088 locations throughout these three states during 2021. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier and the second largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 7.9% and 12.0% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2021 according to statistics compiled by the CAR. We are also the third largest homeowners insurance carrier in Massachusetts with a 6.8% share of the Massachusetts homeowners insurance market.

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on May 12, 2021.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. The table below shows the amount of direct written premiums written in each state during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
Direct Written Premiums	2022	2021
Massachusetts	$181,091	$184,253
New Hampshire	7,640	7,383
Maine	762	601
Total	$189,493	$192,237

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

For additional information, see Part I, Item 1A — Risk Factors of our 2021 Annual Report on Form 10-K for the year ended December 31, 2021 and our statement on Forward Looking Statements.

There are many uncertainties with respect to COVID-19. For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see Part I, Item 1A — Risk Factors of our 2021 Annual Report on Form 10-K for the year ended December 31, 2021. These risks include legal challenges or legislative actions that extend business interruption coverage outside of our policy terms for business owner policies, which require direct physical loss or damage to property. As discussed in Note 8 – Commitments and Contingencies, the Company has been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our business owner policies serve eligible small and medium sized commercial accounts including but not limited to apartments and condominiums; mercantile establishments; limited cooking restaurants; offices; and special trade contractors. The majority of these business owner policies do not contain a specific exclusion for viruses. However, as viruses do not produce direct physical damage or loss to property, our position is that no coverage exists for this peril. As a result, the Company accrued a reserve of $6,500 for legal defense costs at March 31, 2022. While we will evaluate each claim based on the specific facts and circumstances involved, our business owner policies do not provide coverage for business interruption claims unless there is direct physical damage or loss to property.

On April 21, 2022, the Massachusetts Supreme Judicial court (“SJC”), the state’s highest-level court, issued its decision in Verveine Corp. et al. v. Strathmore; confirming the decision of the original trial court’s dismissal of the insureds’ business interruption claims against Strathmore Insurance on the grounds that the presence of the coronavirus on the insured premises did not constitute “direct physical loss of or damage to” property.

The SJC noted that while the virus can be physically present on a premises, it does not have a physical effect on property that can be characterized as loss or damage. Rather, the phrase “direct physical loss of or damage to” property requires a “distinct, demonstrable, physical alteration of the property,” which was not present in Verveine. The SJC specifically rejected the argument that physical presence could amount to loss or damage. It noted that “evanescent presence of a harmful airborne substance that will quickly dissipate on its own, or surface-level contamination that can be removed by simply cleaning, does not physically alter or affect property.” The claim against the Company remains open.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended March 31, 2022, loss and loss adjustment expenses incurred increased by $11,671 or 10.5%, to $123,166 from $111,495 for the comparable 2021 period. The increase in losses is due to a return of pre-pandemic frequency in our private passenger automobile line of business and current market conditions including inflation and supply chain delays.

Non-generally accepted accounting principals (“non-GAAP”) operating income as defined below was $14,809 for the three months ended March 31, 2022 compared to $28,856 for the comparable 2021 period. The decrease in Non-GAAP operating income was primarily the result of an increase in loss and loss adjustment expenses compared to the prior period. Non-GAAP operating income for the quarter ended March 31, 2022 was $0.99 per diluted share, compared to $1.93 per diluted share, for the comparable 2021 period.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2022. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
New Hampshire Commercial Automobile	September 1, 2022	2.8%
Massachusetts Commercial Automobile	May 1, 2022	3.3%
Massachusetts Homeowner	June 1, 2022	2.6%
Massachusetts Private Passenger Automobile	March 1, 2022	-2.3%

The Massachusetts Private Passenger Automobile rate change effective March 1, 2022 was primarily related to discounts offered to our policyholders, including the enhancement of a low mileage discount, an enhancement of our E-Customer discount, and the introduction of a Paid in Full discount.

Insurance Ratios

The property and casualty insurance industry uses the combined ratio as a measure of underwriting profitability.  The combined ratio is the sum of the loss ratio (losses and loss adjustment expenses incurred as a percent of net earned premiums) plus the expense ratio (underwriting and other expenses as a percent of net earned premiums, calculated on a Generally Accepted Accounting Principles (“GAAP”) basis).  The combined ratio reflects only underwriting results and does not include income from investments or finance and other service income.  Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, weather, economic and social conditions, and other factors.

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2022	2021
GAAP ratios:
Loss ratio	65.8%	57.8%
Expense ratio	32.9	33.7
Combined ratio	98.7%	91.5%

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

The maximum number of shares of common stock between both the 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 2,850,000. No further grants will be allowed under the 2002 Incentive Plan. At March 31, 2022, there were 94,216 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the three months ended March 31, 2022 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS - Service	February 23, 2022	31,864	$84.98	3 years, 30%-30%-40%
RS - Performance	February 23, 2022	26,037	$84.98	3 years, cliff vesting (3)
RS	February 23, 2022	5,000	$84.98	No vesting period (2)
RS	March 24, 2022	2,000	$89.63	No vesting period (2)
RS - Performance	February 23, 2022	5,791	$84.98	No vesting period (4)
(1)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.
(2)	Board of Director members must maintain stock ownership equal to at least four times their annual retainer. This requirement must be met within five years of becoming a director.
(3)	The shares represent performance-based restricted shares award. Vesting of these shares is dependent upon the attainment of pre-established performance objectives, and any difference between shares granted and shares earned at the end of the performance period will be reported at the conclusion of the performance period.
(4)	The shares represent a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the 2018 Plan.

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage during 2022 that protects us in the event of a "136-year storm" (that is, a storm of a severity expected to occur once in a 136-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan").

For 2022, we have purchased three layers of excess catastrophe reinsurance providing $590,000 of coverage for property losses in excess of $75,000 up to a maximum of $665,000. Our reinsurers’ co-participation is 80.0% of $75,000 for the 1st layer, 80.0% of $250,000 for the 2nd layer and 80.0% of $265,000 for the 3rd layer.

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

As a response to the exposure to catastrophe losses, on July 1, 2021, the FAIR Plan purchased $1,800,000 of catastrophe reinsurance for property losses with retention of $100,000.

At March 31, 2022, we had $111,118 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

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

Results of Operations

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2022	2021
Direct written premiums	$189,493	$192,237
Net written premiums	$178,052	$184,218
Net earned premiums	$187,088	$192,850
Net investment income	10,590	11,532
Earnings from partnership investments	2,832	4,291
Net realized gains on investments	4,210	2,875
Change in net unrealized gains on equity securities	(13,034)	6,207
Credit loss (expense) benefit	—	181
Finance and other service income	3,317	3,972
Total revenue	195,003	221,908
Losses and loss adjustment expenses	123,166	111,495
Underwriting, operating and related expenses	61,594	65,024
Interest expense	129	129
Total expenses	184,889	176,648
Income before income taxes	10,114	45,260
Income tax expense	2,276	9,086
Net income	$7,838	$36,174
Earnings per weighted average common share:
Basic	$0.53	$2.44
Diluted	$0.53	$2.42
Cash dividends paid per common share	$0.90	$0.90

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$7,838	$36,174
Exclusions from net income:
Net realized gains on investments	(4,210)	(2,875)
Change in net unrealized gains on equity securities	13,034	(6,207)
Credit loss expense (benefit)	-	(181)
Income tax expense on exclusions from net income	(1,853)	1,945
Non-GAAP Operating income	$14,809	$28,856

Net income per diluted share	$0.53	$2.42
Exclusions from net income:
Net realized gains on investments	(0.29)	(0.19)
Change in net unrealized gains on equity securities	0.88	(0.42)
Credit loss expense (benefit)	-	(0.01)
Income tax expense on exclusions from net income	(0.13)	0.13
Non-GAAP Operating income per diluted share	$0.99	$1.93

Direct Written Premiums. Direct written premiums for the three months ended March 31, 2022 decreased by $2,744, or 1.4%, to $189,493 from $192,237 for the comparable 2021 period. The decrease is primarily in our private passenger automobile line of business and is a result of a decrease in policy counts.

Net Written Premiums. Net written premiums for the three months ended March 31, 2022 decreased by $6,166, or 3.3%, to $178,052 from $184,218 for the comparable 2021 period. The 2022 decrease was primarily due to the factors that decreased direct written premiums.

Net Earned Premiums.  Net earned premiums for the three months ended March 31, 2022 decreased by $5,762, or 3.0%, to $187,088 from $192,850 for the comparable 2021 period. The 2022 decrease was primarily due to the factors that decreased direct written premiums.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2022	2021
Written Premiums
Direct	$189,493	$192,237
Assumed	6,741	7,331
Ceded	(18,182)	(15,350)
Net written premiums	$178,052	$184,218

Earned Premiums
Direct	$196,519	$201,055
Assumed	7,754	8,027
Ceded	(17,185)	(16,232)
Net earned premiums	$187,088	$192,850

Net Investment Income.  Net investment income for the three months ended March 31, 2022 decreased by $942, or 8.2%, to $10,590 from $11,532 for the comparable 2021 period. The decrease is a result of lower yields on our fixed maturity assets on the investment portfolio which was 2.9% for the three months ended March 31, 2022 compared to 3.2% for the three months ended March 31, 2021. The investment portfolio’s duration was 3.7 years at March 31, 2022 compared to 3.6 years at December 31, 2021.

Earnings from Partnership Investments. Earnings from partnership investments was $2,832 for the three months ended March 31, 2022 compared to $4,291 for the comparable 2021 period. Timing and generation of these returns on capital can vary based on the results and transactions of the underlying partnerships.

Net Realized gains on Investments.  Net realized gains on investments was $4,210 for the three months ended March 31, 2022 compared to $2,875 for the comparable 2021 period. The increase is a result of an increase in realized gains on the sale of equity securities compared to the prior year.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of March 31, 2022

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,827	$—	$—	$(71)	$1,756
Obligations of states and political subdivisions	89,553	—	1,510	(1,360)	89,703
Residential mortgage-backed securities (1)	229,117	—	1,089	(9,019)	221,187
Commercial mortgage-backed securities	154,241	—	597	(5,014)	149,824
Other asset-backed securities	74,709	—	201	(2,091)	72,819
Corporate and other securities	616,145	(691)	4,877	(19,552)	600,779
Subtotal, fixed maturity securities	1,165,592	(691)	8,274	(37,107)	1,136,068
Short term securities	5	—	—	—	5
Equity securities (2)	218,636	—	44,867	(4,804)	258,699
Other invested assets	91,460	—	—	—	91,460
Totals	$1,475,693	$(691)	$53,141	$(41,911)	$1,486,232
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
(3)Our investment portfolio included 937 securities in an unrealized loss position at March 31, 2022.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of March 31, 2022
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$224,013	19.7%
Aaa/Aa	263,608	23.2
A	247,554	21.8
Baa	212,738	18.7
Ba	58,986	5.2
B	98,900	8.7
Caa/Ca	3,136	0.3
Not rated	27,133	2.4
Total	$1,136,068	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of March 31, 2022, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2022.

	As of March 31, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,756	$71	$—	$—	$1,756	$71
Obligations of states and political subdivisions	19,793	1,214	904	146	20,697	1,360
Residential mortgage-backed securities	164,056	8,366	6,657	653	170,713	9,019
Commercial mortgage-backed securities	118,414	4,304	5,339	710	123,753	5,014
Other asset-backed securities	60,662	2,091	—	—	60,662	2,091
Corporate and other securities	353,599	16,961	32,777	2,591	386,376	19,552
Subtotal, fixed maturity securities	718,280	33,007	45,677	4,100	763,957	37,107
Equity securities	62,921	4,456	353	348	63,274	4,804
Total temporarily impaired securities	$781,201	$37,463	$46,030	$4,448	$827,231	$41,911

As of March 31, 2022 and December 31, 2021, the Company concluded that $691 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at March 31, 2022 and December 31, 2021 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended March 31, 2022 decreased by $655, or 16.5%, to $3,317 from $3,972 for the comparable 2021 period. The decrease is primarily driven by a change in our late fee assessment policy.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses incurred for the three months ended March 31, 2022 increased by $11,671, or 10.5%, to $123,166 from $111,495 for the comparable 2021 period. The increase in losses is due to a return of pre-pandemic frequency in our private passenger automobile line of business and current market conditions including inflation and supply chain delays.

Our GAAP loss ratio for the three months ended March 31, 2022 increased to 65.8% from 57.8% for the comparable 2021 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31, 2022 was 55.2% compared to 44.7% for the comparable 2021 period. Total prior year favorable development included in the pre-tax results for the three months ended March 31, 2022 was $12,412 compared to $12,459 for the comparable 2021 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended March 31, 2022 decreased by $3,430, or 5.3%, to $61,594 from $65,024 for the comparable 2021 period. Our GAAP expense ratio for the three months ended March 31, 2022 decreased to 32.9% from 33.7% for the comparable 2021 period. The decrease is driven by a decrease in contingent commission expenses offset by expense incurred related to an activist investor.

Interest Expense.  Interest expense was $129 for the three months ended March 31, 2022 and 2021. The credit facility commitment fee included in interest expense was $19 for the three months ended March 31, 2022 and 2021.

Income Tax Expense.  Our effective tax rate was 22.5% and 20.1% for the quarters ended March 31, 2022 and 2021, respectively. The effective tax rate for the quarter ended March 31, 2022 was higher than the statutory rate primarily due to the effects of the change in unrealized gains on equity securities and the impact of stock-based compensation. The effective tax rate for the quarter ended March 31, 2021 was lower than the statutory rate primarily due to the effects of tax-exempt investment income and the impact of stock-based compensation.

Net Income.   Net income for the three months ended March 31, 2022 was $7,838 compared to $36,174 for the comparable 2021 period.

Non-GAAP Operating Income. Non-GAAP operating income as defined above was $14,809 for the three months ended March 31, 2022 compared to $28,856 for the comparable 2021 period. The decrease in Non-GAAP operating income was primarily the result of an increase in loss and loss adjustment expenses compared to the prior period.

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

Net cash used for operating activities was $15,276 during the three months ended March 31, 2022 compared to net cash provided by operating activities of $12,523 during the three months ended March 31, 2021. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Net cash used for operating activities during the three months ended March 31, 2022 was the result of the timing of expense payments. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash provided by investing activities was $15,124 during the three months ended March 31, 2022 compared to net cash used for investing activities of $814 during the three months ended March 31, 2021. Fixed maturities, equity securities, and other invested assets purchased were $84,970 for the three months ended March 31, 2022 compared to $80,439 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $100,785 during the three months ended March 31, 2022 compared to $82,498 for the comparable prior year period.

Net cash used for financing activities was $28,220 and $13,915 during the three months ended March 31, 2022 20211 period. The net cash used for financing activities during the three months ended March 31, 2022 consisted of dividend payments to shareholders.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2021, the statutory surplus of Safety Insurance was $826,979, and its statutory net income for 2021 was $97,169. As a result, a maximum of $97,169 is available in 2022 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $729,810 at December 31, 2021. During the three months ended March 31, 2022, Safety Insurance paid dividends to Safety of $24,096.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2022 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2022	March 5, 2022	March 15, 2022	$0.90	$13,246

On May 4, 2022, our Board approved and declared a quarterly cash dividend of $0.90 per share which will be paid on June 15, 2022 to shareholders of record on June 1, 2022. We plan to continue to declare and pay quarterly cash dividends in 2022, depending on our financial position and the regularity of our cash flows.

On February 23, 2022, the Board of Directors approved a share repurchase program of up to $50,000 of the Company’s outstanding common shares.  As of March 31, 2022, the Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $180,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of March 31, 2022, the Company had purchased 3,141,477 shares of common stock at a cost of $150,000. As of December 31, 2021, the Company had purchased 2,970,573 shares of common stock at a cost of $135,397.

Under the program, Safety may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise, at management’s discretion. The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements. The program does not require Safety to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notices.

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

Risk-Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk-based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls. As of December 31, 2021, the Insurance Subsidiaries had total capital of $826,979, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level. Minimum statutory capital and surplus, or company action level risk-based capital, was $200,196 at December 31, 2021.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $433,303 to $496,093 as of March 31, 2022. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $469,365 as of March 31, 2022.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2022.

	As of March 31, 2022
Line of Business	Low	Recorded	High
Private passenger automobile	$170,129	$182,388	$192,576
Commercial automobile	100,842	106,463	110,892
Homeowners	84,650	93,434	95,516
All other	77,682	87,080	97,109
Total	$433,303	$469,365	$496,093

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31, 2022.

	As of March 31, 2022
Line of Business	Case	IBNR	Total
Private passenger automobile	$226,114	$(43,734)	$182,380
CAR assumed private passenger auto	1	7	8
Commercial automobile	67,721	7,784	75,505
CAR assumed commercial automobile	17,318	13,640	30,958
Homeowners	83,676	(529)	83,147
FAIR Plan assumed homeowners	3,956	6,331	10,287
All other	47,137	39,943	87,080
Total net reserves for losses and LAE	$445,923	$23,442	$469,365

At March 31, 2022, our total IBNR reserves for our private passenger automobile line of business was comprised of ($63,102) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $19,368 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 44.1% of our total reserves for CAR assumed commercial automobile business as of March 31, 2022, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 61.5% of our total reserves for FAIR Plan assumed homeowners at March 31, 2022, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of March 31, 2022.

	As of March 31, 2022
Line of Business	Retained	Assumed	Net
Private passenger automobile	$182,380
CAR assumed private passenger automobile		$8
Net private passenger automobile			$182,388
Commercial automobile	75,505
CAR assumed commercial automobile		30,958
Net commercial automobile			106,463
Homeowners	83,147
FAIR Plan assumed homeowners		10,287
Net homeowners			93,434
All other	87,080	—	87,080
Total net reserves for losses and LAE	$428,112	$41,253	$469,365

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the three months ended

March 31, 2022, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $1,870. Each 1 percentage-point change in the loss and loss expense ratio would have had a $1,477 effect on net income, or $0.10 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31, 2022. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(3,648)	$(1,824)	$—
Estimated increase in net income	2,882	1,441	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,824)	—	1,824
Estimated increase (decrease) in net income	1,441	—	(1,441)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,824	3,648
Estimated decrease in net income	—	(1,441)	(2,882)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,510)	(755)	—
Estimated increase in net income	1,193	596	—
No Change in Severity
Estimated (decrease) increase in reserves	(755)	—	755
Estimated increase (decrease) in net income	596	—	(596)
+1 Percent Change in Severity
Estimated increase in reserves	—	755	1,510
Estimated decrease in net income	—	(596)	(1,193)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,663)	(831)	—
Estimated increase in net income	1,314	656	—
No Change in Severity
Estimated (decrease) increase in reserves	(831)	—	831
Estimated increase (decrease) in net income	656	—	(656)
+1 Percent Change in Severity
Estimated increase in reserves	—	831	1,663
Estimated decrease in net income	—	(656)	(1,314)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,742)	(871)	—
Estimated increase in net income	1,376	688	—
No Change in Severity
Estimated (decrease) increase in reserves	(871)	—	871
Estimated increase (decrease) in net income	688	—	(688)
+1 Percent Change in Severity
Estimated increase in reserves	—	871	1,742
Estimated decrease in net income	—	(688)	(1,376)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2022. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(310)	$310
Estimated increase (decrease) in net income	245	(245)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(103)	103
Estimated increase (decrease) in net income	81	(81)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $12,412 and $12,459 during the three months ended March 31, 2022 and 2021, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2022 and 2021. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Three Months Ended March 31,
Accident Year	2022	2021
2012 & prior	$(1)	$(408)
2013	(176)	(134)
2014	(269)	(89)
2015	(297)	(490)
2016	(746)	70
2017	(989)	(1,732)
2018	(2,410)	(2,637)
2019	(2,643)	(4,353)
2020	(3,737)	(2,686)
2021	(1,144)	—
All prior years	$(12,412)	$(12,459)

The decreases in prior years’ reserves during the three months ended March 31, 2022 and 2021 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2022 decrease is composed of reductions of $3,580 in our retained private passenger automobile reserves, $2,367 in our retained commercial automobile reserves, $3,884 in our retained homeowners reserves and $2,581 our retained other lines reserves. The 2021 decrease is primarily composed of reductions of $3,872 in our retained private passenger automobile reserves, $723 in our retained commercial automobile reserves, $3,492 in our retained homeowners reserves and $2,404 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses March 31, 2022.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2012 & prior	$(7)	$(1)	$7	$—	$(1)
2013	(6)	(3)	3	(170)	(176)
2014	(2)	(1)	(96)	(170)	(269)
2015	(5)	(16)	(5)	(271)	(297)
2016	(57)	(47)	(82)	(560)	(746)
2017	(307)	(87)	(128)	(467)	(989)
2018	(642)	(208)	(1,030)	(530)	(2,410)
2019	(868)	(571)	(1,213)	9	(2,643)
2020	(1,655)	(722)	(1,157)	(203)	(3,737)
2021	(31)	(711)	(183)	(219)	(1,144)
All prior years	$(3,580)	$(2,367)	$(3,884)	$(2,581)	$(12,412)

The improved private passenger and commercial automobile results were primarily due to fewer IBNR claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves. Our other than auto and homeowners line of business prior year reserves decreased, due primarily to fewer IBNR claims than previously estimated.

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to:

●	The competitive nature of our industry and the possible adverse effects of such competition;
●	Conditions for business operations and restrictive regulations in Massachusetts;
●	The possibility of losses due to claims resulting from severe weather;
●	The possibility that the Commissioner may approve future rule changes that change the operation of the residual market;
●	The possibility that existing insurance-related laws and regulations will become further restrictive in the future;
●	Our possible need for and availability of additional financing, and our dependence on strategic relationships, among others;
●	The effects of emerging claim and coverage issues on the Company’s business are uncertain, and court decisions or legislative or regulatory changes that take place after the Company issues its policies, including those taken in response to COVID-19 (such as requiring insurers to cover business interruption claims irrespective of terms or other conditions included in the policies that would otherwise preclude coverage), can result in an unexpected increase in the number of claims and have a material adverse impact on the Company's results of operations;
●	The possibility that civil litigation and/or state insurance regulators may require additional premium relief payouts related to COVID-19;
●	The impact of COVID-19 and related risks, including on the Company's employees, agents or other key partners, could materially affect the Company's results of operations, financial position and/or liquidity; and
●	Other risks and factors identified from time to time in our reports filed with the SEC. Refer to Part I, Item 1A — Risk Factors of our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of March 31, 2022
Estimated fair value	$1,177,578	$1,136,068	$1,094,421
Estimated increase (decrease) in fair value	$41,510	$—	$(41,647)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At March 31, 2022, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2022, assuming that all of such debt is outstanding for the entire year.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings - Please see “Item 1 — Financial Statements - Note 8, Commitments and Contingencies.”

Item 1A.  Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2021 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On February 23, 2022, the Board of Directors approved an additional share repurchase of up to $50,000 of the Company’s outstanding common shares.  The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $180,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. During the three months ended March 31, 2022, the Company purchased 170,904 shares on the open market under the program at a cost of $14,603.

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

May 6, 2022	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer