Form 10-Q
period 2022-06-30
SAFETY INSURANCE GROUP INC
filed 2022-08-05
CIK 1172052

the

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ◻  No ☒

As of August 3, 2022 there were 14,740,217 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,151,367 and $1,187,857, allowance for expected credit losses of $691 and $691)	$1,072,241	$1,218,279
Short term investments, at fair value (cost: $5 and $0)	5	—
Equity securities, at fair value (cost: $223,519 and $211,848)	234,697	264,945
Other invested assets	103,634	87,911
Total investments	1,410,577	1,571,135
Cash and cash equivalents	39,083	63,603
Accounts receivable, net of allowance for expected credit losses of $1,677 and $1,808	182,835	170,953
Receivable for securities sold	872	9,256
Accrued investment income	7,100	7,401
Taxes recoverable	16,153	1,508
Receivable from reinsurers related to paid loss and loss adjustment expenses	10,738	18,234
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	88,538	90,667
Ceded unearned premiums	26,407	23,795
Deferred policy acquisition costs	73,518	73,024
Deferred income taxes	1,803	—
Equity and deposits in pools	36,369	33,592
Operating lease right-of-use-assets	25,348	27,115
Other assets	28,065	27,108
Total assets	$1,947,406	$2,117,391

Liabilities
Loss and loss adjustment expense reserves	$548,145	$570,651
Unearned premium reserves	421,455	413,487
Accounts payable and accrued liabilities	54,663	76,598
Payable for securities purchased	5,192	16,477
Payable to reinsurers	13,343	9,192
Deferred income taxes	—	15,240
Debt	30,000	30,000
Operating lease liabilities	25,348	27,115
Other liabilities	30,637	31,458
Total liabilities	1,128,783	1,190,218

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,881,694 and 17,813,370 shares issued	179	178
Additional paid-in capital	219,453	216,070
Accumulated other comprehensive (loss) income, net of taxes	(61,964)	24,579
Retained earnings	810,955	821,743
Treasury stock, at cost: 3,141,477 and 2,970,573 shares	(150,000)	(135,397)
Total shareholders’ equity	818,623	927,173
Total liabilities and shareholders’ equity	$1,947,406	$2,117,391

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net earned premiums	$188,333	$194,297	$375,421	$387,147
Net investment income	11,635	9,774	22,225	21,306
Earnings from partnership investments	5,967	2,614	8,799	6,905
Net realized gains on investments	3,152	3,406	7,362	6,281
Change in net unrealized gains on equity securities	(28,885)	8,654	(41,919)	14,861
Credit loss (expense) benefit	—	193	—	374
Finance and other service income	3,403	3,937	6,720	7,909
Total revenue	183,605	222,875	378,608	444,783

Losses and loss adjustment expenses	112,715	110,161	235,881	221,656
Underwriting, operating and related expenses	60,872	65,089	122,466	130,113
Interest expense	131	130	260	259
Total expenses	173,718	175,380	358,607	352,028

Income before income taxes	9,887	47,495	20,001	92,755
Income tax expense	1,986	9,828	4,262	18,914
Net income	$7,901	$37,667	$15,739	$73,841

Earnings per weighted average common share:
Basic	$0.54	$2.50	$1.07	$4.96
Diluted	$0.53	$2.49	$1.06	$4.93

Cash dividends paid per common share	$0.90	$0.90	$1.80	$1.80

Number of shares used in computing earnings per share:
Basic	14,599,057	14,983,365	14,613,399	14,817,312
Diluted	14,702,627	15,079,495	14,715,099	14,913,561

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$7,901	$37,667	$15,739	$73,841

Other comprehensive (loss) income, net of tax:
Unrealized holding (gains) losses during the period, net of income tax benefit (expense) of ($9,755), $1,892 , ($21,460) and ($2,555).	(36,696)	7,119	(80,727)	(9,610)
Reclassification adjustment for net realized (gains) losses on investments included in net income, net of income tax (expense) benefit of ($662), ($715), ($1,546) and ($1,319).	(2,490)	(2,691)	(5,816)	(4,962)
Other comprehensive (loss) income, net of tax:	(39,186)	4,428	(86,543)	(14,572)

Comprehensive (loss) income	$(31,285)	$42,095	$(70,804)	$59,269

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2020	$178	$209,779	$53,527	$745,029	$(123,834)	$884,679
Net income, January 1 to March 31, 2021	—	—	—	36,174	—	36,174
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(19,000)	—	—	(19,000)
Restricted share awards issued	—	475	—	—	—	475
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,384	—	—	—	1,384
Dividends paid and accrued	—	—	—	(13,459)	—	(13,459)
Balance at March 31, 2021	178	211,638	34,527	767,744	(123,834)	890,253
Net income, April 1 to June 30, 2021	—	—	—	37,667	—	37,667
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	4,428	—	—	4,428
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,441	—	—	—	1,441
Exercise of options, net of federal income taxes						—
Dividends paid and accrued	—	—	—	(13,490)	—	(13,490)
Balance at June 30, 2021	$178	$213,079	$38,955	$791,921	$(123,834)	$920,299

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2021	$178	$216,070	$24,579	$821,743	$(135,397)	$927,173
Net income, January 1 to March 31, 2022	—	—	—	7,838		7,838
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(47,357)	—	—	(47,357)
Restricted share awards issued	1	603	—	—	—	604
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,479	—	—	—	1,479
Dividends paid and accrued	—	—	—	(13,246)	—	(13,246)
Acquisition of treasury stock	—	—	—	—	(14,603)	(14,603)
Balance at March 31, 2022	179	218,152	(22,778)	816,335	(150,000)	861,888
Net income, April 1 to June 30, 2022	—	—	—	7,901	—	7,901
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(39,186)	—	—	(39,186)
Restricted share awards issued	—	—		—	—	—
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,301	—	—	—	1,301
Exercise of options, net of federal income taxes	—	—	—	—	—	—
Dividends paid and accrued	—	—	—	(13,281)	—	(13,281)
Balance at June 30, 2022	$179	$219,453	$(61,964)	$810,955	$(150,000)	$818,623

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$15,739	$73,841
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	446	2,057
Fixed asset depreciation, net	3,379	3,416
Stock based compensation	3,384	3,300
Provision (credit) for deferred income taxes	5,963	(1,822)
Net realized gains on investments	(7,362)	(6,281)
Credit loss (benefit) expense	—	(374)
Earnings from partnership investments	(4,703)	(3,655)
Change in net unrealized gains on equity securities	41,919	(14,861)
Changes in assets and liabilities:
Accounts receivable, net	(11,882)	(4,075)
Accrued investment income	301	738
Receivable from reinsurers	9,625	8,247
Ceded unearned premiums	(2,612)	(1,319)
Deferred policy acquisition costs	(494)	530
Taxes recoverable/payable	(14,645)	5,244
Other assets	(6,422)	(4,780)
Loss and loss adjustment expense reserves	(22,506)	9,370
Unearned premium reserves	7,968	5,214
Accounts payable and accrued liabilities	(21,703)	(20,908)
Payable to reinsurers	4,151	2,978
Other liabilities	(821)	5,730
Net cash (used for) provided by operating activities	(275)	62,590

Cash flows from investing activities:
Fixed maturities purchased	(113,425)	(163,779)
Short term investments purchased	(5)	—
Equity securities purchased	(26,677)	(21,973)
Other invested assets purchased	(11,798)	(6,689)
Proceeds from sales and paydowns of fixed maturities	83,865	75,824
Proceeds from maturities, redemptions, and calls of fixed maturities	62,560	100,104
Proceed from sales of equity securities	22,401	11,740
Proceeds from other invested assets redeemed	887	3,483
Fixed assets purchased	(691)	(5,425)
Net cash provided by (used for) investing activities	17,117	(6,715)

Cash flows from financing activities:
Dividends paid to shareholders	(26,759)	(27,280)
Acquisition of treasury stock	(14,603)	—
Net cash used for financing activities	(41,362)	(27,280)

Net (decrease) increase in cash and cash equivalents	(24,520)	28,595
Cash and cash equivalents at beginning of year	63,603	53,769
Cash and cash equivalents at end of period	$39,083	$82,364

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

The financial information for the three and six months ended June 30, 2022 and 2021 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2021 is derived from the audited financial statements included in the Company's 2021 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2022.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$7,901	$37,667	$15,739	$73,841
Allocation of income for participating shares	(36)	(166)	(71)	(310)
Net income from continuing operations attributed to common shareholders	$7,865	$37,501	$15,668	$73,531
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	14,664,329	15,049,378	14,679,049	14,883,635
Less: weighted average participating shares	(65,272)	(66,013)	(65,650)	(66,323)
Basic earnings per share denominator	14,599,057	14,983,365	14,613,399	14,817,312
Common equivalent shares- non-vested performance stock grants	103,570	96,130	101,700	96,249
Diluted earnings per share denominator	14,702,627	15,079,495	14,715,099	14,913,561

Basic earnings per share	$0.54	$2.50	$1.07	$4.96
Diluted earnings per share	$0.53	$2.49	$1.06	$4.93

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$0.54	$2.50	$1.07	$4.96
Dividends declared	(0.90)	(0.90)	(1.80)	(1.80)
Undistributed earnings	$(0.36)	$1.60	$(0.73)	$3.16

Net income from continuing operations attributable to common shareholders -Diluted	$0.53	$2.49	$1.06	$4.93
Dividends declared	(0.90)	(0.90)	(1.80)	(1.80)
Undistributed earnings	$(0.37)	$1.59	$(0.74)	$3.13

Diluted EPS excludes non-vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive shares related to non-vested stock grants for the three and six months ended June 30, 2022 and 2021.

4.  Share-Based Compensation

2018 Long Term Incentive Plan

On March 24, 2022, the Company’s Board of Directors adopted the Amended and Restated Safety Insurance Group, Inc. 2018 Long-Term Incentive Plan (“the Amended 2018 Plan”), which was subsequently approved by our shareholders at the 2022 Annual Meeting of Shareholders. The Amended 2018 Plan increases the share pool limit by adding 350,000 common shares to the previously adopted Safety Insurance Group, Inc, 2018 Long-Term Incentive Plan. The Amended 2018 Plan enables the grant of stock awards, performance shares, cash-based performance units, other stock-based awards, stock options, stock appreciation rights, and stock unit awards, each of which may be granted separately or in tandem with other awards. Eligibility to participate includes officers, directors, employees and other individuals who provide bona fide services to the Company. The Amended 2018 Plan supersedes the Company’s 2002 Management Omnibus Incentive Plan (“the 2002 Incentive Plan”).

The Amended 2018 Plan establishes a pool of 700,000 shares of common stock available for issuance to our employees and other eligible participants. The Board of Directors and the Compensation Committee intend to issue awards under the Amended 2018 Plan in the future.

The maximum number of shares of common stock between the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At June 30, 2022, there were 444,216 shares available for future grant.

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

The following table summarizes restricted stock activity under the 2018 Plan during the six months ended June 30, 2022 assuming a target payout for the 2022 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	65,171	$85.16	72,418		$84.94
Granted	38,864	85.22	31,828	(1)	86.35
Vested and unrestricted	(38,328)	86.02	(26,504)		92.52
Forfeited	(1,116)	83.60	(1,252)		84.51
Outstanding at end of period	64,591	$83.85	76,490		$84.41
(1)	Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the 2002 Incentive Plan.

As of June 30, 2022, there was $8,381 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years.  The total fair value of the shares that were vested and unrestricted during the six months ended June 30, 2022 and 2021 was $5,749 and $6,947, respectively.  For the six months ended June 30, 2022 and 2021, the Company recorded compensation expense related to restricted stock of $2,673 and $2,607, net of income tax benefits of $711 and $693, respectively, within Underwriting, operating and related expenses on the Consolidated Statements of Operations.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short term investments and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of June 30, 2022

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,827	$—	$—	$(106)	$1,721
Obligations of states and political subdivisions	77,004	—	729	(2,764)	74,969
Residential mortgage-backed securities (1)	240,120	—	431	(17,171)	223,380
Commercial mortgage-backed securities	158,065	—	—	(10,328)	147,737
Other asset-backed securities	74,647	—	8	(4,127)	70,528
Corporate and other securities	599,704	(691)	521	(45,628)	553,906
Subtotal, fixed maturity securities	1,151,367	(691)	1,689	(80,124)	1,072,241
Short term investments	5	—	—	—	5
Equity securities (2)	223,519	—	32,651	(21,473)	234,697
Other invested assets	103,634	—	—	—	103,634
Totals	$1,478,525	$(691)	$34,340	$(101,597)	$1,410,577

	As of December 31, 2021

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$318	$—	$6	$—	$324
Obligations of states and political subdivisions	111,578	—	4,847	(123)	116,302
Residential mortgage-backed securities (1)	237,026	—	5,941	(1,503)	241,464
Commercial mortgage-backed securities	146,318	—	5,007	(442)	150,883
Other asset-backed securities	83,376	—	475	(255)	83,596
Corporate and other securities	609,241	(691)	20,647	(3,487)	625,710
Subtotal, fixed maturity securities	1,187,857	(691)	36,923	(5,810)	1,218,279
Equity securities (2)	211,848	—	54,861	(1,764)	264,945
Other invested assets	87,911	—	—	—	87,911
Totals	$1,487,616	$(691)	$91,784	$(7,574)	$1,571,135
(1)	Residential mortgage-backed securities consisted primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities included common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 1,188 and 444 securities in an unrealized loss position at June 30, 2022 and December 31, 2021, respectively.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2022
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$31,705	$31,649
Due after one year through five years	281,016	266,832
Due after five years through ten years	318,596	288,221
Due after ten years through twenty years	46,525	43,241
Due after twenty years	693	653
Asset-backed securities	472,832	441,645
Totals	$1,151,367	$1,072,241

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross realized gains
Fixed maturity securities	$521	$887	$993	$2,133
Equity securities	3,489	3,379	7,414	5,152
Gross realized losses
Fixed maturity securities	(810)	(853)	(996)	(910)
Equity securities	(48)	(7)	(49)	(94)
Net realized gains on investments	$3,152	$3,406	$7,362	$6,281

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

The following tables as of June 30, 2022 and December 31, 2021 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,720	$106	$—	$—	$1,720	$106
Obligations of states and political subdivisions	37,017	2,541	827	223	37,844	2,764
Residential mortgage-backed securities	189,293	15,210	13,025	1,961	202,318	17,171
Commercial mortgage-backed securities	142,502	9,319	5,040	1,009	147,542	10,328
Other asset-backed securities	69,613	4,111	288	16	69,901	4,127
Corporate and other securities	471,508	40,899	33,513	4,729	505,021	45,628
Subtotal, fixed maturity securities	911,653	72,186	52,693	7,938	964,346	80,124
Equity securities	121,069	20,189	22,637	1,284	143,706	21,473
Total temporarily impaired securities	$1,032,722	$92,375	$77,106	$9,222	$1,109,828	$101,597

	As of December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	2,985	85	1,012	38	3,997	123
Residential mortgage-backed securities	97,116	1,502	11	1	97,127	1,503
Commercial mortgage-backed securities	29,660	442	—	—	29,660	442
Other asset-backed securities	39,266	255	—	—	39,266	255
Corporate and other securities	181,470	3,140	11,436	347	192,906	3,487
Subtotal, fixed maturity securities	350,497	5,424	12,459	386	362,956	5,810
Equity securities	19,457	1,559	1,029	205	20,486	1,764
Total temporarily impaired securities	$369,954	$6,983	$13,488	$591	$383,442	$7,574

At June 30, 2022, U.S. Government residential mortgage backed securities with a fair value of $32,726 are pledged as collateral for a borrowing with the Federal Home Loan Bank of Boston (“FHLB-Boston”) as described in Note 9 – Debt. These securities are included in fixed maturity securities on the Company’s consolidated balance sheets.

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

As of June 30, 2022 and December 31, 2021, the Company concluded that $691 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at June 30, 2022 and December 31, 2021 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following tables represent a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$691	$873	$691	$1,054
Credit losses on securities with no previously recorded credit losses	—	—	—	9
Net increases (decreases) in allowance on previously impaired securities	—	(35)	—	(223)
Reduction due to sales	—	(158)	—	(160)
Writeoffs charged against allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Balance, end of period	$691	$680	$691	$680

The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest on fixed maturity securities	$9,746	$8,002	$18,851	$17,684
Dividends on equity securities	1,436	1,180	2,756	2,419
Equity in earnings of other invested assets	1,249	1,425	2,265	2,847
Interest on other assets	8	5	15	11
Total investment income	12,439	10,612	23,887	22,961
Investment expenses	804	838	1,662	1,655
Net investment income	$11,635	$9,774	$22,225	$21,306

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

The Company’s Level 1 securities consist of equity securities whose values are based on quoted prices in active markets for identical assets.  The Company’s Level 2 securities are comprised of available-for-sale fixed maturity securities whose fair value was determined using observable market inputs.  The Company’s Level 3 security consists of an investment in the FHLB-Boston related to Safety Insurance Company’s membership stock, which is not redeemable in a short-term time frame.  Fair values for securities for which quoted market prices were unavailable were estimated based upon reference to observable inputs such as benchmark interest rates, market comparables, and other relevant inputs.  Investments valued using these inputs include U.S. Treasury securities, obligations of states and political subdivisions, corporate and other securities, commercial and residential mortgage-backed securities, other asset-backed securities, and short-term investments.  Inputs into the fair value application that are utilized by asset class include but are not limited to:

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

In order to ensure the fair value determination is representative of an exit price, the Company’s procedures for validating quotes or prices obtained from third parties include, but are not limited to, obtaining a minimum of two price quotes for each fixed maturity security if possible, as discussed above, the periodic testing of sales activity to determine if there are any significant differences between the market price used to value the security as of the balance sheet date and the sales price of the security for sales that occurred around the balance sheet date, and the periodic review of reports provided by its external investment manager regarding those securities with ratings changes and securities placed on its “Watch List.” In addition, valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company’s external investment manager, whose investment professionals are familiar with the securities being priced and the markets in which they trade, to ensure the fair value determination is representative of an exit price.

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of June 30, 2022. There were no significant changes to the valuation process during the six months ended June 30, 2022. As of June 30, 2022 and December 31, 2021, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At June 30, 2022 and December 31, 2021, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,072,241 and $1,218,279, respectively. At June 30, 2022, the Company held $5 short-term investments and at December 31, 2021, the Company held no short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of June 30, 2022
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,721	$—	$1,721	$—
Obligations of states and political subdivisions	74,969	—	74,969	—
Residential mortgage-backed securities	223,380	—	223,380	—
Commercial mortgage-backed securities	147,737	—	147,737	—
Other asset-backed securities	70,528	—	70,528	—
Corporate and other securities	553,906	—	553,906	—
Short term investments	5	—	5	—
Equity securities	191,786	189,731	—	2,055
Total investment securities	$1,264,032	$189,731	$1,072,246	$2,055

	As of December 31, 2021
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$324	$—	$324	$—
Obligations of states and political subdivisions	116,302	—	116,302	—
Residential mortgage-backed securities	241,464	—	241,464	—
Commercial mortgage-backed securities	150,883	—	150,883	—
Other asset-backed securities	83,596	—	83,596	—
Corporate and other securities	625,710	—	625,710	—
Equity securities	226,375	224,677	—	1,698
Total investment securities	$1,444,654	$224,677	$1,218,279	$1,698

As of June 30, 2022 and December 31, 2021, there were approximately $42,911 and $38,570, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its audited financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2022 and 2021.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$1,698	$1,698	$1,698	$1,698
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	357	—	357	—
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$2,055	$1,698	$2,055	$1,698
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the six months ended June 30, 2022 and 2021. The Company held one Level 3 security at June 30, 2022 and 2021.

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses and changes in the allowance for expected credit losses for the three and six months ended June 30, 2022 and 2021.

	At and For the		At and For the
	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$167,096	$1,733	$170,915	$2,184
Current period change for expected credit losses		313		331
Writeoffs of uncollectable accounts receivable		(369)		(323)
Balance, end of period	$182,835	$1,677	$183,222	$2,192

	At and For the		At and For the
	Six Months Ended June 30, 2022		Six months ended June 30, 2021
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$170,953	$1,808	$179,147	$1,754
Current period change for expected credit losses		714		2,099
Writeoffs of uncollectable accounts receivable		(845)		(1,661)
Balance, end of period	$182,835	$1,677	$183,222	$2,192

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program and the Taxi/Limo Program, which represents 98% of the total reinsurance recoverable on paid and unpaid losses at June 30, 2022 and December 31, 2021.

The remaining 2% of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of June 30, 2022 and December 31, 2021, all reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at June 30, 2022 or December 31, 2021.

7.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Six Months Ended June 30,
	2022	2021
Reserves for losses and LAE at beginning of year	$570,651	$567,581
Less receivable from reinsurers related to unpaid losses and LAE	(90,667)	(106,311)
Net reserves for losses and LAE at beginning of year	479,984	461,270
Incurred losses and LAE, related to:
Current year	265,154	247,464
Prior years	(29,273)	(25,808)
Total incurred losses and LAE	235,881	221,656
Paid losses and LAE related to:
Current year	141,809	120,115
Prior years	114,449	86,967
Total paid losses and LAE	256,258	207,082
Net reserves for losses and LAE at end of period	459,607	475,844
Plus receivable from reinsurers related to unpaid losses and LAE	88,538	101,107
Reserves for losses and LAE at end of period	$548,145	$576,951

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $29,273 and $25,808 for the six months ended June 30, 2022 and 2021, respectively, and resulted from re-estimations of prior year’s ultimate loss and LAE liabilities. The decreases in prior years reserves during the six months ended June 30, 2022 and 2021, are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

The Company's automobile lines of business reserves decreased for the six months ended June 30, 2022 and 2021, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

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

The Company had been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our position is that no coverage existed for this peril. As a result of the lawsuit, the Company accrued a reserve of $6,500 for legal defense costs included in Loss and Losses Adjustment Expenses during the year ended December 31, 2021. During the quarter ended June 30, 2022, the claim against the Company was closed and the accrual of $6,500 was reversed.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of June 30, 2022, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at June 30, 2022 and December 31, 2021. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at June 30, 2022 and 2021.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities. At June 30, 2022, the Company has the ability to borrow $193,710 using eligible invested assets that would be used as collateral.

On March 17, 2020, the Company borrowed $30,000 from the FHLB-Boston for a term of five-years, bearing interest at a rate of 1.42%. Interest is payable monthly and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance with a minor penalty for prepayment. The loan is fully collateralized by specific U.S. Government residential mortgage-backed securities with a fair value of $32,726. The borrowing is outstanding from the FHLB-Boston at June 30, 2022.

Interest expense on the FHLB-Boston borrowing was $109 and $107 for the three months ended June 30, 2022 and 2021, respectively. Interest expense on the FHLB-Boston borrowing was $216 and $214 for the six months ended June 30, 2022 and 2021, respectively.

10. Income Taxes

Federal income tax expense for the six months ended June 30, 2022 and 2021 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. The effective rate in 2022 was lower than the statutory rate primarily due to effects of tax-exempt investment income and the impact of stock-based compensation.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the six months ended June 30, 2022, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

All tax years prior to 2018 are closed. There are no current examinations ongoing.

In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised.

11. Share Repurchase Program

On February 23, 2022, the Board of Directors approved an increase to the share repurchase program of up to $50,000 of the Company’s outstanding common shares. The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice.

No share purchases were made by Company under the program during the three months ended June 30, 2022 and 2021. During the six months ended June 30, 2022, the Company purchased 170,904 shares at a cost of $14,603. No share purchase were made by Company under the program during the six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, the Company has purchased 3,141,477 and 2,970,573 shares at a cost of $150,000 and $135,397.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$1,069	$1,148	$2,141	$2,296

Other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,205	$1,267	$2,413	$2,534
Weighted average remaining lease term
Operating leases			6.23 Years	7.16 Years
Weighted average discount rate
Operating leases			2.35%	2.35%

Maturities of lease liabilities were as follows:

Operating Leases
2022	$2,326
2023	4,312
2024	4,234
2025	3,835
2026	3,857
Thereafter	7,715
Total lease payments	26,279
Less imputed interest	(931)
Total	$25,348

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

We are a leading provider of private passenger automobile, commercial automobile, homeowners and commercial other-than-auto insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 53.6% of our direct written premiums in 2021), we offer a portfolio of other insurance products, including commercial automobile (16.2% of 2021 direct written premiums), homeowners (24.9% of 2021 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 5.3% of 2021 direct written premiums). Operating exclusively in Massachusetts, New Hampshire, and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, Safety P&C and Safety Northeast (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 856 in 1,088 locations throughout these three states at December 31, 2021. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier and the second largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 7.9% and 12.0% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2021 according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”). We are also the third largest homeowners insurance carrier in Massachusetts with a 6.8% share of the Massachusetts homeowners insurance market.

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on May 12, 2021.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. The table below shows the amount of direct written premiums written in each state during the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
Direct Written Premiums	2022	2021	2022	2021
Massachusetts	$204,591	$208,082	$385,682	$392,334
New Hampshire	9,034	8,526	16,674	15,909
Maine	951	625	1,713	1,227
Total	$214,576	$217,233	$404,069	$409,470

Recent Trends and Events

Beginning in March 2020, the global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions caused significant economic effects including temporary closures of many businesses and reduced consumer activity due to shelter-in-place, stay-at-home and other governmental actions.

There are many uncertainties with respect to COVID-19. For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see Part I, Item 1A — Risk Factors of our 2021 Annual Report on Form 10-K for the year ended December 31, 2021. These risks include legal challenges or legislative actions that extend business interruption coverage outside of our policy terms for business owner policies, which require direct physical loss or damage to property. As discussed in Note 8 – Commitments and Contingencies, the Company had been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our business owner policies serve eligible small and medium sized commercial accounts including but not limited to apartments and condominiums; mercantile establishments; limited cooking restaurants; offices; and special trade contractors. The majority of these business owner policies do not contain a specific exclusion for viruses. However, as viruses do not produce direct physical damage or loss to property, our position is that no coverage exists for this peril. As a result, the Company accrued a reserve of $6,500 for legal defense costs at December 31, 2021. While we will evaluate each claim based on the specific facts and circumstances involved, our business owner policies do not provide coverage for business interruption claims unless there is direct physical damage or loss to property.

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

The SJC noted that while the virus can be physically present on a premise, it does not have a physical effect on property that can be characterized as loss or damage. Rather, the phrase “direct physical loss of or damage to” property requires a “distinct, demonstrable, physical alteration of the property,” which was not present in Verveine. The court specifically rejected the argument that physical presence could amount to loss or damage. It noted that “evanescent presence of a harmful airborne substance that will quickly dissipate on its own, or surface-level contamination that can be removed by simply cleaning, does not physically alter or affect property.” Shortly after SJC’s ruling, the claim against the Company closed and the accrued reserved of $6,500 for legal defense costs was reversed.

Losses and loss adjustment expenses incurred for the three months ended June 30, 2022 increased by $2,554, or 2.3%, to $112,715 from $110,161 for the comparable 2021 period. Losses and loss adjustment expenses incurred for the six months ended June 30, 2022 increased by $14,225, or 6.4%, to $235,881 from $221,656 for the comparable 2021 period. The increase in losses is due to a return of pre-pandemic frequency in our private passenger automobile line of business and current market conditions including inflation and supply chain delays.

Non-generally accepted accounting principles (“non-GAAP”) operating income, as defined below, was $28,230 and $43,039 for the three and six months ended June 30, 2022, respectively, compared to $27,987 and $56,843 for the comparable 2021 periods, respectively. The increase in the three months ended June 30, 2022, was primarily due to increases in investment income and earnings from partnerships, as well as the $6,500 legal defense cost take down described above. The decrease in non-GAAP operating income for the six months ended June 30, 2022 was primarily the result of an increase in losses and loss adjustment expenses compared to the prior period. Non-GAAP operating income for the three and six months ended June 30, 2022 was $1.91 and $2.92 per diluted share, respectively, compared to $1.85 and $3.78 per diluted share, respectively, for the comparable 2021 period.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2022 and 2021. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
Massachusetts Commercial Automobile	May 1, 2022	3.1%
Massachusetts Homeowner	July 1, 2022	2.6%
Massachusetts Private Passenger Automobile	April 1, 2022	-2.3%
Massachusetts Private Passenger Automobile	December 1, 2022	3.5%
New Hampshire Commercial Automobile	September 1, 2022	5.8%
New Hampshire Homeowners	September 1, 2022	3.5%
New Hampshire Private Passenger Automobile	September 1, 2022	2.8%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP ratios:
Loss ratio	59.8%	56.7%	62.8%	57.3%
Expense ratio	32.3	33.5	32.6	33.6
Combined ratio	92.1%	90.2%	95.4%	90.9%

Share-Based Compensation

On March 24, 2022, the Company’s Board of Directors adopted the Amended and Restated Safety Insurance Group, Inc. 2018 Long-Term Incentive Plan (“the Amended 2018 Plan”), which was subsequently approved by our shareholders at the 2022 Annual Meeting of Shareholders. The Amended 2018 Plan increases the share pool limit by adding 350,000 common shares to the previously adopted Safety Insurance Group, Inc, 2018 Long-Term Incentive Plan. The Amended 2018 Plan enables the grant of stock awards, performance shares, cash-based performance units, other stock-based awards, stock options, stock appreciation rights, and stock unit awards, each of which may be granted separately or in tandem with other awards. Eligibility to participate includes officers, directors, employees and other individuals who provide bona fide services to the Company. The Amended 2018 Plan supersedes the Company’s 2002 Management Omnibus Incentive Plan (“the 2002 Incentive Plan”).

The Amended 2018 Plan establishes a pool of 700,000 shares of common stock available for issuance to our employees and other eligible participants. The Board of Directors and the Compensation Committee intend to issue awards under the Amended 2018 Plan in the future.

The maximum number of shares of common stock between both the 2018 Amended Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At June 30, 2022, there were 444,216 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the six months ended June 30, 2022 is as follows:

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage during 2022 that protects us in the event of a "135-year storm" (that is, a storm of a severity expected to occur once in a 135-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan").

For 2022, we have purchased four layers of excess catastrophe reinsurance providing $590,000 of coverage for aggregate property losses in excess of $75,000 up to a maximum of $665,000. Our reinsurers’ co-participation is 80.0% of $75,000 for the 1st layer, 80.0% of $250,000 for the 2nd layer, 80.0% of $265,000 for the 3rd layer.

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

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan buys reinsurance to reduce their exposure to catastrophe losses. On July 1, 2022, the FAIR Plan purchased $1,740,000 of catastrophe reinsurance for property losses with retention of $100,000.

At June 30, 2022, we also had $102,672 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

Non-GAAP Measures

Management has included certain non-GAAP financial measures in presenting the Company’s results. Management believes that these non-GAAP measures are useful to explain the Company’s results of operations and allow for a more complete understanding of the underlying trends in the Company’s business. These measures should not be viewed as a substitute for those determined in accordance with GAAP. In addition, our definitions of these items may not be comparable to the definitions used by other companies.

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

Results of Operations

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

The following table shows certain of our selected financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct written premiums	$214,576	$217,233	$404,069	$409,470
Net written premiums	$202,724	$206,826	$380,776	$391,044
Net earned premiums	$188,333	$194,297	$375,421	$387,147
Net investment income	11,635	9,774	22,225	21,306
Earnings from partnership investments	5,967	2,614	8,799	6,905
Net realized gains on investments	3,152	3,406	7,362	6,281
Change in net unrealized gains on equity securities	(28,885)	8,654	(41,919)	14,861
Credit loss (expense) benefit	—	193	—	374
Finance and other service income	3,403	3,937	6,720	7,909
Total revenue	183,605	222,875	378,608	444,783
Losses and loss adjustment expenses	112,715	110,161	235,881	221,656
Underwriting, operating and related expenses	60,872	65,089	122,466	130,113
Interest expense	131	130	260	259
Total expenses	173,718	175,380	358,607	352,028
Income before income taxes	9,887	47,495	20,001	92,755
Income tax expense	1,986	9,828	4,262	18,914
Net income	$7,901	$37,667	$15,739	$73,841
Earnings per weighted average common share:
Basic	$0.54	$2.50	$1.07	$4.96
Diluted	$0.53	$2.49	$1.06	$4.93
Cash dividends paid per common share	$0.90	$0.90	$1.80	$1.80

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$7,901	$37,667	$15,739	$73,841
Exclusions from net income:
Net realized gains on investments	(3,152)	(3,406)	(7,362)	(6,281)
Change in net unrealized gains on equity securities	28,885	(8,654)	41,919	(14,861)
Credit loss expense (benefit)	-	(193)	-	(374)
Income tax expense on exclusions from net income	(5,404)	2,573	(7,257)	4,518
Non-GAAP Operating income	$28,230	$27,987	$43,039	$56,843

Net income per diluted share	$0.53	$2.49	$1.06	$4.93
Exclusions from net income:
Net realized gains on investments	(0.21)	(0.23)	(0.50)	(0.42)
Change in net unrealized gains on equity securities	1.96	(0.57)	2.85	(1.00)
Credit loss expense (benefit)	-	(0.01)	-	(0.03)
Income tax expense on exclusions from net income	(0.37)	0.17	(0.49)	0.30
Non-GAAP Operating income per diluted share	$1.91	$1.85	$2.92	$3.78

Direct Written Premiums. Direct written premiums for the three months ended June 30, 2022 decreased by $2,657, or 1.2%, to $214,576 from $217,233 for the comparable 2021 period. Direct written premiums for the six months ended June 30, 2022 decreased by $5,401 or 1.3%, to $404,069 from $409,470 for the comparable 2021 period. The decrease is primarily in our private passenger automobile line of business and is a result of a decrease in policy counts.

Net Written Premiums. Net written premiums for the three months ended June 30, 2022 decreased by $4,102, or 2.0%, to $202,724 from $206,826 for the comparable 2021 period. Net written premiums for the six months ended June 30, 2022 decreased by $10,268, or 2.6%, to $380,776 from $391,044 for the comparable 2021 period. The changes in both periods are a result of the changes in direct written premiums as described above.

Net Earned Premiums.  Net earned premiums for the three months ended June 30, 2022 decreased by $5,964, or 3.1%, to $188,333 from $194,297 for the comparable 2021 period. Net earned premiums for the six months ended

June 30, 2022 decreased by $11,726, or 3.0%, to $375,421 from $387,147 for the comparable 2021 period. The changes in both periods are a result of the changes in direct written premiums as described above.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Written Premiums
Direct	$214,576	$217,233	$404,069	$409,470
Assumed	7,967	8,429	14,708	15,760
Ceded	(19,819)	(18,836)	(38,001)	(34,186)
Net written premiums	$202,724	$206,826	$380,776	$391,044

Earned Premiums
Direct	$198,953	$202,964	$395,472	$404,019
Assumed	7,584	7,970	15,338	15,997
Ceded	(18,204)	(16,637)	(35,389)	(32,869)
Net earned premiums	$188,333	$194,297	$375,421	$387,147

Net Investment Income.  Net investment income for the three months ended June 30, 2022 increased by $1,861, or 19.0%, to $11,635 from $9,774 for the comparable 2021 period. Net investment income for the six months ended June 30, 2022 increased by $919, or 4.3%, to $22,225 from $21,306 for the comparable 2021 period. The increase is a result of an increase in the average invested asset balance and an increase in floating interest rates on our fixed maturities high yield portfolio as compared to the prior year. Net effective annualized yield on the investment portfolio was 3.0% for the three months ended June 30, 2022 compared to 2.9% for the comparable 2021 period. Net effective annualized yield on the investment portfolio was 3.2% for the six months ended June 30, 2022 compared to 2.7% for the six months ended June 30, 2021. The investment portfolio’s duration on fixed maturities was 3.7 years at June 30, 2022 compared to 3.6 years at December 31, 2021.

Earnings from Partnership Investments. Earnings from partnership investments were $5,967 for the three months ended June 30, 2022 compared to $2,614 for the comparable 2021 period. Earnings from partnership investments were $8,799 for the six months ended June 30, 2022 compared to $6,905 for the comparable 2021 period. The 2022 earnings reflect an increase in investment appreciation and timing of cash proceeds received compared to the prior year. Timing and generation of these returns on capital can vary based on the results and transactions of the underlying partnerships.

Net Realized Gains on Investments.  Net realized gains on investments was $3,152 for the three months ended June 30, 2022 compared to $3,406 for the comparable 2021 period. Net realized gains on investments was $7,362 for the six months ended June 30, 2022 compared to $6,281 for the comparable 2021 period. The increase in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is the result of realized gains on the sale of equity securities compared to the prior year.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, other invested assets, and short-term investments were as follows for the periods indicated:

	As of June 30, 2022

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,827	$—	$—	$(106)	$1,721
Obligations of states and political subdivisions	77,004	—	729	(2,764)	74,969
Residential mortgage-backed securities (1)	240,120	—	431	(17,171)	223,380
Commercial mortgage-backed securities	158,065	—	—	(10,328)	147,737
Other asset-backed securities	74,647	—	8	(4,127)	70,528
Corporate and other securities	599,704	(691)	521	(45,628)	553,906
Subtotal, fixed maturity securities	1,151,367	(691)	1,689	(80,124)	1,072,241
Short term securities	5	—	—	—	5
Equity securities (2)	223,519	—	32,651	(21,473)	234,697
Other invested assets	103,634	—	—	—	103,634
Totals	$1,478,525	$(691)	$34,340	$(101,597)	$1,410,577
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

(3)Our investment portfolio included 1,188 securities in an unrealized loss position at June 30, 2022.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of June 30, 2022
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$223,381	20.8%
Aaa/Aa	246,865	23.0
A	237,448	22.1
Baa	199,420	18.6
Ba	53,630	5.0
B	88,477	8.3
Caa/Ca	2,919	0.3
Not rated	20,101	1.9
Total	$1,072,241	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of June 30, 2022, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of June 30, 2022.

	As of June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,720	$106	$—	$—	$1,720	$106
Obligations of states and political subdivisions	37,017	2,541	827	223	37,844	2,764
Residential mortgage-backed securities	189,293	15,210	13,025	1,961	202,318	17,171
Commercial mortgage-backed securities	142,502	9,319	5,040	1,009	147,542	10,328
Other asset-backed securities	69,613	4,111	288	16	69,901	4,127
Corporate and other securities	471,508	40,899	33,513	4,729	505,021	45,628
Subtotal, fixed maturity securities	911,653	72,186	52,693	7,938	964,346	80,124
Equity securities	121,069	20,189	22,637	1,284	143,706	21,473
Total temporarily impaired securities	$1,032,722	$92,375	$77,106	$9,222	$1,109,828	$101,597

The Company’s analysis of its fixed maturity portfolio at June 30, 2022 concluded that $691 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses at June 30, 2022. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at June 30, 2022 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended June 30, 2022 decreased by $534, or 13.6%, to $3,403 from $3,937 for the comparable 2021 period. Finance and other service income for the six months ended June 30, 2022 decreased by $1,189, or 15.0%, to $6,720 from $7,909 for the comparable 2021 period. The decrease in both periods is primarily driven by a change in our late fee assessment policy.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended June 30, 2022 increased by $2,554, or 2.3%, to $112,715 from $110,161 for the comparable 2021 period. Losses and loss adjustment expenses incurred for the six months ended June 30, 2022 increased by $14,225, or 6.4%, to $235,881 from $221,656 for the comparable 2021 period. The increase in losses is due to a return of pre-pandemic frequency in our private passenger automobile line of business and current market conditions including inflation and supply chain delays.

Our GAAP loss ratio for the three months ended June 30, 2022 increased to 59.8% from 56.7% for the comparable 2021 period.  Our GAAP loss ratio for the six months ended June 30, 2022 increased to 62.8% from 57.3% for the comparable 2021 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended June 30, 2022 was 53.5% compared to 48.0% for the comparable 2021 period. Our GAAP loss ratio excluding loss adjustment expenses for the six months ended June 30, 2022 was 54.4% compared to 46.4% for the comparable 2021 period. Total prior year favorable development included in the pre-tax results for the three months ended June 30, 2022 was $16,861 compared to $13,349 for the comparable 2021 period. Total prior year favorable development included in the pre-tax results for the six months ended June 30, 2022 was $29,273 compared to $25,808 for the comparable 2021 period. The increase is the prior year favorable development in 2022 is related to the reversal of the $6,500 legal expense reserve noted in the Recent Trends and Events section.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended June 30, 2022 decreased by $4,217, or 6.5%, to $60,872 from $65,089 for the comparable 2021 period. Underwriting, operating and related expenses for the six months ended June 30, 2022 decreased by $7,647, or 5.9%, to $122,466 from $130,113 for the comparable 2021 period. The decrease in the three months ending June 30, 2022 is driven by a decrease in contingent commission expenses. The decrease in the six months ending June 30, 2022 is also a result of a decrease in contingent commission expenses offset by expenses incurred related to an activist investor during the first quarter of 2022. Our GAAP expense ratio for the three months ended June 30, 2022 decreased to 32.3% from 33.5% for the comparable 2021 period. Our GAAP expense ratio for the six months ended June 30, 2022 decreased to 32.6% from 33.6% for the comparable 2021 period.

Interest Expense.  Interest expense was $131 and $130 for the three months ended June 30, 2022 and 2021. Interest expense was $260 for the six months ended June 30, 2022 compared to $259 for the comparable 2021 period. The credit facility commitment fee included in interest expense was $37 for the six months ended June 30, 2022 and 2021.

Income Tax Expense.  Our effective tax rate was 20.1% and 20.7% for the three months ended June 30, 2022 and 2021, respectively. Our effective tax rate was 21.3% and 20.4% for the six months ended June 30, 2022 and 2021. The effective tax rate for the six months June 30, 2022 was higher than the statutory rate primary due to the effects of the change in unrealized gains on equity securities and the impact of stock-based compensation.

Net Income.   Net income for the three months ended June 30, 2022 was $7,901 compared to net income of $37,667 for the comparable 2021 period. Net income for the six months ended June 30, 2022 was $15,739 compared to net income of $73,841 for the comparable 2021 period.

Non-GAAP Operating Income. Non-GAAP operating income, as defined above, was $28,230 for the three months ended June 30, 2022 compared to $27,987 for the comparable 2021 period. Non-GAAP operating income was $43,039 for the six months ended June 30, 2022 compared to $56,843 for the comparable 2021 period.

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

Net cash used for operating activities was $275 and net cash provided by operating activities was $62,590 during the six months ended 2022 and 2021, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash provided by investing activities was $17,117 and net cash used for investing activities was $6,715 during the six months ended June 30, 2022 and 2021, respectively. Fixed maturities, equity securities, and other invested assets purchased were $151,900 for the six months ended June 30, 2022 compared to $192,441 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $169,713 during the six months ended June 30, 2022 compared to $191,151 for the comparable prior year period.

Net cash used for financing activities was $41,362 and $27,280 during the six months ended June 30, 2022 and 2021, respectively. Net cash used for financing activities during the six months ended June 30, 2022 consisted of dividend payments to shareholders and the acquisition of treasury stock.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts (“Commissioner”). The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end December 31, 2021, the statutory surplus of Safety Insurance was $826,979, and its statutory net income for 2021 was $97,169. As a result, a maximum of $97,169 is available in 2022 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $729,810 at December 31, 2021. During the six months ended June 30, 2022, Safety Insurance paid dividends to Safety of $51,790.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2022 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2022	March 5, 2022	March 15, 2022	$0.90	$13,246
May 6, 2022	June 1, 2022	June 15, 2022	$0.90	$13,281

On August 3, 2022, our Board approved and declared a quarterly cash dividend of $0.90 per share which will be paid on September 15, 2022 to shareholders of record on September 1, 2022. We plan to continue to declare and pay quarterly cash dividends in 2022, depending on our financial position and the regularity of our cash flows.

On February 23, 2022, the Board of Directors approved a share repurchase program of up to $50,000 of the Company’s outstanding common shares. As of June 30, 2022, the Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of June 30, 2022, the Company had purchased 3,141,477 shares of common stock at a cost of $150,000. As of December 31, 2021, the Company had purchased 2,970,573 shares of common stock at a cost of $135,397.

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

Management believes that the current level of cash flow provides us with sufficient liquidity to meet our operating needs over the next 12 months. We expect to be able to continue to meet our operating needs after the next 12 months from internally generated funds. Since our ability to meet our obligations in the long term (beyond such twelve-month period) is dependent upon such factors as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs. We expect that we would need to borrow or issue capital stock if we needed additional funds, for example, to pay for an acquisition or a significant expansion of our operations. There can be no assurance that sufficient funds for any of the foregoing purposes would be available to us at such time.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $423,106 to $488,317 as of June 30, 2022. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $459,607 as of June 30, 2022.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of June 30, 2022.

	As of June 30, 2022
Line of Business	Low	Recorded	High
Private passenger automobile	$167,974	$181,469	$192,916
Commercial automobile	99,484	107,046	111,066
Homeowners	84,425	90,884	94,275
All other	71,223	80,208	90,060
Total	$423,106	$459,607	$488,317

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of June 30, 2022.

	As of June 30, 2022
Line of Business	Case	IBNR	Total
Private passenger automobile	$226,365	$(44,904)	$181,461
CAR assumed private passenger auto	1	7	8
Commercial automobile	66,969	8,754	75,723
CAR assumed commercial automobile	17,943	13,380	31,323
Homeowners	84,519	(3,603)	80,916
FAIR Plan assumed homeowners	4,114	5,854	9,968
All other	46,670	33,538	80,208
Total net reserves for losses and LAE	$446,581	$13,026	$459,607

At June 30, 2022, our total IBNR reserves for our private passenger automobile line of business was comprised of ($65,127) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $20,223 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 42.7% of our total reserves for CAR assumed commercial automobile business as of June 30, 2022, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 58.7% of our total reserves for FAIR Plan assumed homeowners at June 30, 2022, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of June 30, 2022.

	As of June 30, 2022
Line of Business	Retained	Assumed	Net
Private passenger automobile	$181,461
CAR assumed private passenger automobile		$8
Net private passenger automobile			$181,469
Commercial automobile	75,723
CAR assumed commercial automobile		31,323
Net commercial automobile			107,046
Homeowners	80,916
FAIR Plan assumed homeowners		9,968
Net homeowners			90,884
All other	80,208	—	80,208
Total net reserves for losses and LAE	$418,308	$41,299	$459,607

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the six months ended June 30, 2022, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $3,754. Each 1 percentage-point change in the loss and LAE ratio would have had a $2,966 effect on net income, or $0.20 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the six months ended June 30, 2022. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(3,629)	$(1,815)	$—
Estimated increase in net income	2,867	1,434	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,815)	—	1,815
Estimated increase (decrease) in net income	1,434	—	(1,434)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,815	3,629
Estimated decrease in net income	—	(1,434)	(2,867)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,514)	(757)	—
Estimated increase in net income	1,196	598	—
No Change in Severity
Estimated (decrease) increase in reserves	(757)	—	757
Estimated increase (decrease) in net income	598	—	(598)
+1 Percent Change in Severity
Estimated increase in reserves	—	757	1,514
Estimated decrease in net income	—	(598)	(1,196)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,618)	(809)	—
Estimated increase in net income	1,278	639	—
No Change in Severity
Estimated (decrease) increase in reserves	(809)	—	809
Estimated increase (decrease) in net income	639	—	(639)
+1 Percent Change in Severity
Estimated increase in reserves	—	809	1,618
Estimated decrease in net income	—	(639)	(1,278)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,604)	(802)	—
Estimated increase in net income	1,267	634	—
No Change in Severity
Estimated (decrease) increase in reserves	(802)	—	802
Estimated increase (decrease) in net income	634	—	(634)
+1 Percent Change in Severity
Estimated increase in reserves	—	802	1,604
Estimated decrease in net income	—	(634)	(1,267)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the six months ended June 30, 2022. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(313)	$313
Estimated increase (decrease) in net income	247	(247)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(100)	100
Estimated increase (decrease) in net income	79	(79)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $29,273 and $25,808 during the six months ended June 30, 2022 and 2021, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the six months ended June 30, 2022 and 2021. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Six Months Ended June 30,
Accident Year	2022	2021
2012 & prior	$(86)	$(838)
2013	(345)	(275)
2014	(451)	(535)
2015	(1,301)	(1,066)
2016	(1,329)	(515)
2017	(1,832)	(2,478)
2018	(3,676)	(5,262)
2019	(5,889)	(8,651)
2020	(6,453)	(6,188)
2021	(7,911)	—
All prior years	$(29,273)	$(25,808)

The decreases in prior years’ reserves during the six months ended June 30, 2022 and 2021 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2022 decrease is composed of reductions of $7,157 in our retained private passenger automobile reserves, $4,385 in our retained commercial automobile reserves, $6,558 in our retained homeowners reserves and $11,173 in our retained other lines reserves. The 2021 decrease is primarily composed of reductions of $8,206 in our retained private passenger automobile reserves, $2,110 in our retained commercial automobile reserves, $7,670 in our retained homeowners reserves and $4,699 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses June 30, 2022.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2012 & prior	$(28)	$(6)	$(52)	$—	$(86)
2013	(13)	(3)	4	(333)	(345)
2014	(5)	—	(95)	(351)	(451)
2015	(135)	(365)	(244)	(557)	(1,301)
2016	(110)	(26)	(361)	(832)	(1,329)
2017	(405)	(77)	(394)	(956)	(1,832)
2018	(1,168)	(416)	(1,333)	(759)	(3,676)
2019	(2,699)	(981)	(1,894)	(315)	(5,889)
2020	(2,759)	(1,515)	(1,848)	(331)	(6,453)
2021	165	(996)	(341)	(6,739)	(7,911)
All prior years	$(7,157)	$(4,385)	$(6,558)	$(11,173)	$(29,273)

The improved private passenger and commercial automobile results were primarily due to fewer claims than previously estimated and better than previously estimated severity on our established bodily injury and property damage case reserves. Our retained other than auto and homeowners lines of business prior year reserves decreased, due primarily to fewer claims than previously estimated.

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to:

●	The competitive nature of our industry and the possible adverse effects of such competition;
●	Conditions for business operations and restrictive regulations in Massachusetts;
●	The possibility of losses due to claims resulting from severe weather;
●	The possibility that the Commissioner may approve future rule changes that change the operation of the residual market;
●	The possibility that existing insurance-related laws and regulations will become further restrictive in the future;
●	The impact of investment, economic and underwriting market conditions, including interest rates and inflation;
●	Our possible need for and availability of additional financing, and our dependence on strategic relationships, among others; and
●	Other risks and factors identified from time to time in our reports filed with the SEC. Refer to Part I, Item 1A — Risk Factors of our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of June 30, 2022
Estimated fair value	$1,112,053	$1,072,241	$1,030,559
Estimated increase (decrease) in fair value	$39,812	$—	$(41,682)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At June 30, 2022, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2022, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On February 23, 2022, the Board of Directors approved an additional share repurchase of up to $50,000 of the Company’s outstanding common shares.  The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. During the six month ended June 30, 2022, the Company purchased 170,904 shares on the open market under the program at a cost of $14,603.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits are contained herein as listed in the Exhibit Index.

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance, Group, Inc. (2)

3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc. (3)

10.30	Amended and Restated Long-Term Incentive Plan (2)

11.0	Statement re: Computation of Per Share Earnings (1)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002(2)

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002(2)

101.INS	Inline XBRL Instance Document(2)

101.SCH	Inline XBRL Taxonomy Extension Schema(2)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase(2)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase(2)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase(2)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase(2)

104	The cover page from this Current Report on form 10-Q, formatted in Inline XBRL(2)
(1)Not included herein as the information is included as part of this Form 10-Q, Item 1 - Financial Statements, Note 3, earnings per Weighted Average Common Share.
(2)	Included herein.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-87056) filed April 26, 2002, and as amended on Form S-8 (Reg. No. 333-110676) filed on November 21, 2003, as amended on Form S-8 (Reg. No. 333-140423) filed on February 2, 2007, and as amended on Form 8-K filed on June 6, 2022.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2022	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer