Form 10-Q
period 2022-09-30
SAFETY INSURANCE GROUP INC
filed 2022-11-04
CIK 1172052

the

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ◻  No ☒

As of November 2, 2022 there were 14,737,618 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,154,503 and $1,187,857, allowance for expected credit losses of $898 and $691)	$1,039,102	$1,218,279
Equity securities, at fair value (cost: $229,153 and $211,848)	225,967	264,945
Other invested assets	107,070	87,911
Total investments	1,372,139	1,571,135
Cash and cash equivalents	33,635	63,603
Accounts receivable, net of allowance for expected credit losses of $1,589 and $1,808	187,973	170,953
Receivable for securities sold	3,289	9,256
Accrued investment income	8,371	7,401
Taxes recoverable	17,550	1,508
Receivable from reinsurers related to paid loss and loss adjustment expenses	18,316	18,234
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	92,026	90,667
Ceded unearned premiums	26,560	23,795
Deferred policy acquisition costs	76,662	73,024
Deferred income taxes	11,315	—
Equity and deposits in pools	36,350	33,592
Operating lease right-of-use-assets	24,183	27,115
Other assets	25,784	27,108
Total assets	$1,934,153	$2,117,391

Liabilities
Loss and loss adjustment expense reserves	$545,412	$570,651
Unearned premium reserves	437,104	413,487
Accounts payable and accrued liabilities	59,293	76,598
Payable for securities purchased	3,115	16,477
Payable to reinsurers	22,623	9,192
Deferred income taxes	—	15,240
Debt	30,000	30,000
Operating lease liabilities	24,183	27,115
Other liabilities	28,058	31,458
Total liabilities	1,149,788	1,190,218

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,879,095 and 17,813,370 shares issued	179	178
Additional paid-in capital	220,755	216,070
Accumulated other comprehensive (loss) income, net of taxes	(90,457)	24,579
Retained earnings	803,888	821,743
Treasury stock, at cost: 3,141,477 and 2,970,573 shares	(150,000)	(135,397)
Total shareholders’ equity	784,365	927,173
Total liabilities and shareholders’ equity	$1,934,153	$2,117,391

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net earned premiums	$189,931	$194,395	$565,352	$581,542
Net investment income	11,112	11,112	33,337	32,418
Earnings from partnership investments	876	5,720	9,675	12,625
Net realized gains on investments	1,251	2,226	8,613	8,507
Change in net unrealized (losses) gains on equity securities	(14,364)	(3,447)	(56,283)	11,414
Credit loss (expense) benefit	(207)	(49)	(207)	325
Finance and other service income	3,749	3,751	10,469	11,660
Total revenue	192,348	213,708	570,956	658,491

Losses and loss adjustment expenses	124,069	119,129	359,950	340,785
Underwriting, operating and related expenses	60,373	63,291	182,839	193,404
Interest expense	132	131	392	390
Total expenses	184,574	182,551	543,181	534,579

Income before income taxes	7,774	31,157	27,775	123,912
Income tax expense	1,582	6,337	5,844	25,251
Net income	$6,192	$24,820	$21,931	$98,661

Earnings per weighted average common share:
Basic	$0.42	$1.65	$1.49	$6.63
Diluted	$0.42	$1.64	$1.48	$6.58

Cash dividends paid per common share	$0.90	$0.90	$2.70	$2.70

Number of shares used in computing earnings per share:
Basic	14,599,136	14,982,405	14,608,591	14,826,515
Diluted	14,711,737	15,080,029	14,713,552	14,922,870

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$6,192	$24,820	$21,931	$98,661

Other comprehensive loss, net of tax:
Unrealized holding losses during the period, net of income tax benefit of ($7,311), ($874), ($28,772) and ($3,428).	(27,505)	(3,287)	(108,232)	(12,897)
Reclassification adjustment for net realized losses on investments included in net income, net of income tax benefit of ($263), ($468), ($1,809) and ($1,787).	(988)	(1,759)	(6,804)	(6,721)
Other comprehensive loss, net of tax:	(28,493)	(5,046)	(115,036)	(19,618)

Comprehensive (loss) income	$(22,301)	$19,774	$(93,105)	$79,043

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2020	$178	$209,779	$53,527	$745,029	$(123,834)	$884,679
Net income, January 1 to March 31, 2021	—	—	—	36,174	—	36,174
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(19,000)	—	—	(19,000)
Restricted share awards issued	—	475	—	—	—	475
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,384	—	—	—	1,384
Dividends paid and accrued	—	—	—	(13,459)	—	(13,459)
Balance at March 31, 2021	178	211,638	34,527	767,744	(123,834)	890,253
Net income, April 1 to June 30, 2021	—	—	—	37,667	—	37,667
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	4,428	—	—	4,428
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,441	—	—	—	1,441
Dividends paid and accrued	—	—	—	(13,490)	—	(13,490)
Balance at June 30, 2021	178	213,079	38,955	791,921	(123,834)	920,299
Net income, July 1 to September 30, 2021	—	—	—	24,820	—	24,820
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	(5,046)	—	—	(5,046)
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,497	—	—	—	1,497
Dividends paid and accrued	—	—	—	(13,493)	—	(13,493)
Balance at September 30, 2021	$178	214,576	$33,909	$803,248	$(123,834)	$928,077

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2021	$178	$216,070	$24,579	$821,743	$(135,397)	$927,173
Net income, January 1 to March 31, 2022	—	—	—	7,838		7,838
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(47,357)	—	—	(47,357)
Restricted share awards issued	1	603	—	—	—	604
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,479	—	—	—	1,479
Dividends paid and accrued	—	—	—	(13,246)	—	(13,246)
Acquisition of treasury stock	—	—	—	—	(14,603)	(14,603)
Balance at March 31, 2022	179	218,152	(22,778)	816,335	(150,000)	861,888
Net income, April 1 to June 30, 2022	—	—	—	7,901	—	7,901
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(39,186)	—	—	(39,186)
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,301	—	—	—	1,301
Dividends paid and accrued	—	—	—	(13,281)	—	(13,281)
Balance at June 30, 2022	179	219,453	(61,964)	810,955	(150,000)	818,623
Net income, July 1 to September 30, 2022	—	—	—	6,192	—	6,192
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(28,493)	—	—	(28,493)
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,302	—	—	—	1,302
Dividends paid and accrued	—	—	—	(13,259)	—	(13,259)
Balance at September 30, 2022	$179	$220,755	$(90,457)	$803,888	$(150,000)	$784,365

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$21,931	$98,661
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	999	3,455
Fixed asset depreciation, net	4,990	4,993
Stock based compensation	4,686	4,798
Provision (credit) for deferred income taxes	4,025	(836)
Net realized gains on investments	(8,613)	(8,507)
Credit loss (benefit) expense	207	(325)
Earnings from partnership investments	(5,579)	(9,375)
Change in net unrealized gains on equity securities	56,283	(11,414)
Changes in assets and liabilities:
Accounts receivable, net	(17,020)	(4,627)
Accrued investment income	(970)	(1,244)
Receivable from reinsurers	(1,441)	9,226
Ceded unearned premiums	(2,765)	(161)
Deferred policy acquisition costs	(3,638)	(1,483)
Taxes recoverable/payable	(16,042)	2,922
Other assets	(4,902)	(8,773)
Loss and loss adjustment expense reserves	(25,239)	10,966
Unearned premium reserves	23,617	12,266
Accounts payable and accrued liabilities	(17,194)	(14,870)
Payable to reinsurers	13,431	10,387
Other liabilities	(3,400)	14,525
Net cash provided by operating activities	23,366	110,584

Cash flows from investing activities:
Fixed maturities purchased	(150,507)	(272,557)
Short term investments purchased	(5)	—
Equity securities purchased	(41,809)	(48,596)
Other invested assets purchased	(14,863)	(15,221)
Proceeds from sales and paydowns of fixed maturities	106,367	129,593
Proceeds from maturities, redemptions, and calls of fixed maturities	68,474	113,528
Proceed from sales of equity securities	33,898	17,110
Proceeds from other invested assets redeemed	1,133	3,993
Fixed assets purchased	(1,522)	(6,855)
Net cash provided by (used for) investing activities	1,166	(79,005)

Cash flows from financing activities:
Dividends paid to shareholders	(39,897)	(40,645)
Acquisition of treasury stock	(14,603)	—
Net cash used for financing activities	(54,500)	(40,645)

Net decrease in cash and cash equivalents	(29,968)	(9,066)
Cash and cash equivalents at beginning of year	63,603	53,769
Cash and cash equivalents at end of period	$33,635	$44,703

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

The financial information for the three and nine months ended September 30, 2022 and 2021 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2021 is derived from the audited financial statements included in the Company's 2021 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2022.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$6,192	$24,820	$21,931	$98,661
Allocation of income for participating shares	(27)	(107)	(96)	(434)
Net income from continuing operations attributed to common shareholders	$6,165	$24,713	$21,835	$98,227
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	14,663,455	15,047,779	14,673,795	14,892,515
Less: weighted average participating shares	(64,319)	(65,374)	(65,204)	(66,000)
Basic earnings per share denominator	14,599,136	14,982,405	14,608,591	14,826,515
Common equivalent shares- non-vested performance stock grants	112,601	97,624	104,961	96,355
Diluted earnings per share denominator	14,711,737	15,080,029	14,713,552	14,922,870

Basic earnings per share	$0.42	$1.65	$1.49	$6.63
Diluted earnings per share	$0.42	$1.64	$1.48	$6.58

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$0.42	$1.65	$1.49	$6.63
Dividends declared	(0.90)	(0.90)	(2.70)	(2.70)
Undistributed earnings	$(0.48)	$0.75	$(1.21)	$3.93

Net income from continuing operations attributable to common shareholders -Diluted	$0.42	$1.64	$1.48	$6.58
Dividends declared	(0.90)	(0.90)	(2.70)	(2.70)
Undistributed earnings	$(0.48)	$0.74	$(1.22)	$3.88

Diluted EPS excludes non-vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive shares related to non-vested stock grants for the three and nine months ended September 30, 2022 and 2021.

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

The maximum number of shares of common stock between the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At September 30, 2022, there were 444,216 shares available for future grant.

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

The following table summarizes restricted stock activity under the 2018 Plan during the nine months ended September 30, 2022 assuming a target payout for the 2022 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	65,171	$85.16	72,418		$84.94
Granted	38,864	85.22	31,828	(1)	86.35
Vested and unrestricted	(38,328)	86.02	(26,504)		92.52
Forfeited	(2,294)	83.10	(2,673)		83.01
Outstanding at end of period	63,413	$83.87	75,069		$84.46
(1)	Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the 2002 Incentive Plan.

As of September 30, 2022, there was $6,813 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.5 years.  The total fair value of the shares that were vested and unrestricted during the nine months ended September 30, 2022 and 2021 was $5,749 and $6,947, respectively.  For the nine months ended September 30, 2022 and 2021, the Company recorded compensation expense related to restricted stock of $3,702 and $3,790, net of income tax benefits of $984 and $1,008, respectively, within Underwriting, operating and related expenses on the Consolidated Statements of Operations.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short term investments and equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of September 30, 2022

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,826	$—	$—	$(169)	$1,657
Obligations of states and political subdivisions	70,753	—	251	(4,242)	66,762
Residential mortgage-backed securities (1)	249,892	—	133	(29,290)	220,735
Commercial mortgage-backed securities	151,852	—	—	(15,114)	136,738
Other asset-backed securities	74,623	—	—	(5,148)	69,475
Corporate and other securities	605,557	(898)	202	(61,126)	543,735
Subtotal, fixed maturity securities	1,154,503	(898)	586	(115,089)	1,039,102
Equity securities (2)	229,153	—	27,064	(30,250)	225,967
Other invested assets	107,070	—	—	—	107,070
Totals	$1,490,726	$(898)	$27,650	$(145,339)	$1,372,139

	As of December 31, 2021

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$318	$—	$6	$—	$324
Obligations of states and political subdivisions	111,578	—	4,847	(123)	116,302
Residential mortgage-backed securities (1)	237,026	—	5,941	(1,503)	241,464
Commercial mortgage-backed securities	146,318	—	5,007	(442)	150,883
Other asset-backed securities	83,376	—	475	(255)	83,596
Corporate and other securities	609,241	(691)	20,647	(3,487)	625,710
Subtotal, fixed maturity securities	1,187,857	(691)	36,923	(5,810)	1,218,279
Equity securities (2)	211,848	—	54,861	(1,764)	264,945
Other invested assets	87,911	—	—	—	87,911
Totals	$1,487,616	$(691)	$91,784	$(7,574)	$1,571,135
(1)	Residential mortgage-backed securities consisted primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities included common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 1,274 and 444 securities in an unrealized loss position at September 30, 2022 and December 31, 2021, respectively.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2022
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$34,116	$33,818
Due after one year through five years	287,121	266,167
Due after five years through ten years	315,613	275,781
Due after ten years through twenty years	39,878	35,118
Due after twenty years	1,408	1,270
Asset-backed securities	476,367	426,948
Totals	$1,154,503	$1,039,102

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross realized gains
Fixed maturity securities	$302	$527	$1,295	$2,660
Equity securities	2,029	1,826	9,443	6,978
Gross realized losses
Fixed maturity securities	(1,044)	(31)	(2,040)	(941)
Equity securities	(36)	(96)	(85)	(190)
Net realized gains on investments	$1,251	$2,226	$8,613	$8,507

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

The following tables as of September 30, 2022 and December 31, 2021 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,657	$169	$—	$—	$1,657	$169
Obligations of states and political subdivisions	44,270	3,425	2,154	817	46,424	4,242
Residential mortgage-backed securities	193,570	24,470	22,269	4,820	215,839	29,290
Commercial mortgage-backed securities	128,526	12,991	8,212	2,123	136,738	15,114
Other asset-backed securities	65,183	4,955	4,292	193	69,475	5,148
Corporate and other securities	444,137	42,759	90,967	18,367	535,104	61,126
Subtotal, fixed maturity securities	877,343	88,769	127,894	26,320	1,005,237	115,089
Equity securities	128,994	28,203	3,409	2,047	132,403	30,250
Total temporarily impaired securities	$1,006,337	$116,972	$131,303	$28,367	$1,137,640	$145,339

	As of December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	2,985	85	1,012	38	3,997	123
Residential mortgage-backed securities	97,116	1,502	11	1	97,127	1,503
Commercial mortgage-backed securities	29,660	442	—	—	29,660	442
Other asset-backed securities	39,266	255	—	—	39,266	255
Corporate and other securities	181,470	3,140	11,436	347	192,906	3,487
Subtotal, fixed maturity securities	350,497	5,424	12,459	386	362,956	5,810
Equity securities	19,457	1,559	1,029	205	20,486	1,764
Total temporarily impaired securities	$369,954	$6,983	$13,488	$591	$383,442	$7,574

At September 30, 2022, U.S. Government residential mortgage backed securities with a fair value of $41,194 are pledged as collateral for a borrowing with the Federal Home Loan Bank of Boston (“FHLB-Boston”) as described in Note 9 – Debt. These securities are included in fixed maturity securities on the Company’s consolidated balance sheets.

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

As of September 30, 2022 and December 31, 2021, respectively, the Company concluded that $898 and $691, of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at September 30, 2022 and December 31, 2021 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following tables represent a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$691	$680	$691	$1,054
Credit losses on securities with no previously recorded credit losses	193	—	193	9
Net increases (decreases) in allowance on previously impaired securities	98	51	98	(172)
Reduction due to sales	(84)	(2)	(84)	(162)
Writeoffs charged against allowance	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—
Balance, end of period	$898	$729	$898	$729

The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest on fixed maturity securities	$10,074	$9,636	$28,925	$27,320
Dividends on equity securities	1,442	1,327	4,198	3,746
Equity in earnings of other invested assets	379	987	2,644	3,834
Interest on other assets	23	6	38	17
Total investment income	11,918	11,956	35,805	34,917
Investment expenses	806	844	2,468	2,499
Net investment income	$11,112	$11,112	$33,337	$32,418

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of September 30, 2022. There were no significant changes to the valuation process during the nine months ended September 30, 2022. As of September 30, 2022 and December 31, 2021, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At September 30, 2022 and December 31, 2021, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,039,102 and $1,218,279, respectively. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of September 30, 2022
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,657	$—	$1,657	$—
Obligations of states and political subdivisions	66,762	—	66,762	—
Residential mortgage-backed securities	220,735	—	220,735	—
Commercial mortgage-backed securities	136,738	—	136,738	—
Other asset-backed securities	69,475	—	69,475	—
Corporate and other securities	543,735	—	543,735	—
Equity securities	183,666	181,611	—	2,055
Total investment securities	$1,222,768	$181,611	$1,039,102	$2,055

	As of December 31, 2021
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$324	$—	$324	$—
Obligations of states and political subdivisions	116,302	—	116,302	—
Residential mortgage-backed securities	241,464	—	241,464	—
Commercial mortgage-backed securities	150,883	—	150,883	—
Other asset-backed securities	83,596	—	83,596	—
Corporate and other securities	625,710	—	625,710	—
Equity securities	226,375	224,677	—	1,698
Total investment securities	$1,444,654	$224,677	$1,218,279	$1,698

As of September 30, 2022 and December 31, 2021, there were approximately $42,301 and $38,570, respectively, in a real estate investment trust (“REIT”) included in equity securities. The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its audited financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2022 and 2021.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	Level 3	Level 3	Level 3	Level 3
	Fair Value	Fair Value	Fair Value	Fair Value
	Securities	Securities	Securities	Securities
Balance at beginning of period	$2,055	$1,698	$1,698	$1,698
Net gains and losses included in earnings	—	—	—	—
Net gains included in other comprehensive income	—	—	—	—
Purchases	—	—	357	—
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$2,055	$1,698	$2,055	$1,698
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the three and nine months ended September 30, 2022 and 2021. The Company held one Level 3 security at September 30, 2022 and 2021.

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses and changes in the allowance for expected credit losses for the three and nine months ended September 30, 2022 and 2021.

	At and For the		At and For the
	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$182,835	$1,677	$183,222	$2,192
Current period change for expected credit losses		312		370
Writeoffs of uncollectable accounts receivable		(400)		(153)
Balance, end of period	$187,973	$1,589	$183,774	$2,409

	At and For the		At and For the
	Nine Months Ended September 30, 2022		Nine months ended September 30, 2021
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$170,953	$1,808	$179,147	$1,754
Current period change for expected credit losses		1,026		2,469
Writeoffs of uncollectable accounts receivable		(1,245)		(1,814)
Balance, end of period	$187,973	$1,589	$183,774	$2,409

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program and the Taxi/Limo Program, which represents 98% of the total reinsurance recoverable on paid and unpaid losses at September 30, 2022 and December 31, 2021. The remaining 2% of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of September 30, 2022 and December 31, 2021, most reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at September 30, 2022 or December 31, 2021.

7.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Nine Months Ended September 30,
	2022	2021
Reserves for losses and LAE at beginning of year	$570,651	$567,581
Less receivable from reinsurers related to unpaid losses and LAE	(90,667)	(106,311)
Net reserves for losses and LAE at beginning of year	479,984	461,270
Incurred losses and LAE, related to:
Current year	403,173	381,996
Prior years	(43,223)	(41,211)
Total incurred losses and LAE	359,950	340,785
Paid losses and LAE related to:
Current year	236,571	211,048
Prior years	149,977	111,708
Total paid losses and LAE	386,548	322,756
Net reserves for losses and LAE at end of period	453,386	479,299
Plus receivable from reinsurers related to unpaid losses and LAE	92,026	99,248
Reserves for losses and LAE at end of period	$545,412	$578,547

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $43,223 and $41,211 for the nine months ended September 30, 2022 and 2021, respectively, and resulted from re-estimations of prior year’s ultimate loss and LAE liabilities. The decreases in prior years reserves during the nine months ended September 30, 2022 and 2021, are primarily composed of reductions in our automobile and retained homeowners lines reserves.

The Company's automobile lines of business reserves decreased for the nine months ended September 30, 2022 and 2021, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of September 30, 2022, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at September 30, 2022 and December 31, 2021. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at September 30, 2022 and 2021.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities. At September 30, 2022, the Company has the ability to borrow $190,689 using eligible invested assets that would be used as collateral.

On March 17, 2020, the Company borrowed $30,000 from the FHLB-Boston for a term of five-years, bearing interest at a rate of 1.42%. Interest is payable monthly and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance with a minor penalty for prepayment.

The Company estimates that fair value of the FHLB-Boston loan by discounting cash flows using the interest rate stated in the loan agreement, which is an observable input. As such, the loan is categorized as Level 2 within the fair value hierarchy. The fair value of the loan is $30,863 and $31,061 at September 30, 2022 and December 31, 2021, respectively. The loan is fully collateralized by specific U.S. Government residential mortgage-backed securities with a fair value of $41,194 and $40,398 at September 30, 2022 and December 31, 2021, respectively. The borrowing is outstanding from the FHLB-Boston at September 30, 2022 and December 31, 2021.

Interest expense on the FHLB-Boston borrowing was $109 for the three months ended September 30, 2022 and 2021, respectively. Interest expense on the FHLB-Boston borrowing was $325 and $323 for the nine months ended September 30, 2022 and 2021, respectively.

10. Income Taxes

Federal income tax expense for the nine months ended September 30, 2022 and 2021 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service.  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the nine months ended September 30, 2022, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

All tax years prior to 2019 are closed. There are no current examinations ongoing.

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

No share purchases were made by the Company under the program during the three months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022, the Company purchased 170,904 shares at a cost of $14,603. No share purchases were made by the Company under the program during the nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, the Company has purchased 3,141,477 and 2,970,573 shares at a cost of $150,000 and $135,397.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$1,052	$1,117	$3,193	$3,413

Other information related to leases was as follows:

Three Months Ended September 30,	Nine Months Ended September 30,

	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,188	$1,235	$3,601	$3,768
Weighted average remaining lease term
Operating leases			6.02 Years	6.98 Years
Weighted average discount rate
Operating leases			2.36%	2.36%

Maturities of lease liabilities were as follows:

Operating Leases
2022	$1,139
2023	4,312
2024	4,234
2025	3,835
2026	3,857
Thereafter	7,715
Total lease payments	25,092
Less imputed interest	(909)
Total	$24,183

13. Subsequent Events

On October 6, 2022, the Company announced the execution of a non-binding Letter of Intent to acquire, through a wholly-owned subsidiary, the assets and operations of Northeast Metrowest Insurance Agency, Inc.

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

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. The table below shows the amount of direct written premiums written in each state during the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
Direct Written Premiums	2022	2021	2022	2021
Massachusetts	$206,830	$201,036	$592,512	$593,370
New Hampshire	9,935	9,286	26,608	25,195
Maine	1,113	776	2,827	2,003
Total	$217,878	$211,098	$621,947	$620,568

Recent Trends and Events

On October 6, 2022, the Company announced the execution of a non-binding Letter of Intent to acquire, through a wholly-owned subsidiary, the assets and operations of Northeast Metrowest Insurance Agency, Inc. (“Northeast / Metrowest”). Since 1989, Northeast / Metrowest has provided personal and commercial insurance to properly protect its customers by determining the best coverage to suit their unique needs. Over that time, Northeast / Metrowest has grown to include over $40 million in policy premiums and continues to expand its offering to its customers.

The transaction will be subject to customary conditions and is expected to be completed in the fourth quarter of 2022. Following the acquisition, Northeast / Metrowest will continue as a stand-alone business operation within Safety’s holding company.

Losses and loss adjustment expenses incurred for the three months ended September 30, 2022 increased by $4,940, or 4.1%, to $124,069 from $119,129 for the comparable 2021 period. Losses and loss adjustment expenses incurred for the nine months ended September 30, 2022 increased by $19,165, or 5.6%, to $359,950 from $340,785 for the comparable 2021 period. The increase in losses is due to a return of pre-pandemic frequency in our private passenger automobile line of business and current market conditions including inflation and supply chain delays.

Non-generally accepted accounting principles (“non-GAAP”) operating income, as defined below, was $16,715 and $59,754 for the three and nine months ended September 30, 2022, respectively, compared to $25,823 and $82,667 for the comparable 2021 periods, respectively. The decrease in non-GAAP operating income for the three and nine months ended September 30, 2022 was primarily the result of an increase in losses and loss adjustment expenses compared to the prior period. Non-GAAP operating income for the three and nine months ended September 30, 2022 was $1.13 and $4.05 per diluted share, respectively, compared to $1.70 and $5.51 per diluted share, respectively, for the comparable 2021 period.

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP ratios:
Loss ratio	65.3%	61.3%	63.7%	58.6%
Expense ratio	31.8	32.6	32.3	33.3
Combined ratio	97.1%	93.9%	96.0%	91.9%

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

The maximum number of shares of common stock between both the 2018 Amended Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At September 30, 2022, there were 444,216 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the nine months ended September 30, 2022 is as follows:

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

At September 30, 2022, we also had $100,323 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

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

Results of Operations

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

The following table shows certain of our selected financial results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct written premiums	$217,878	$211,098	$621,947	$620,568
Net written premiums	$205,428	$202,604	$586,204	$593,648
Net earned premiums	$189,931	$194,395	$565,352	$581,542
Net investment income	11,112	11,112	33,337	32,418
Earnings from partnership investments	876	5,720	9,675	12,625
Net realized gains on investments	1,251	2,226	8,613	8,507
Change in net unrealized (losses) gains on equity securities	(14,364)	(3,447)	(56,283)	11,414
Credit loss (expense) benefit	(207)	(49)	(207)	325
Finance and other service income	3,749	3,751	10,469	11,660
Total revenue	192,348	213,708	570,956	658,491
Losses and loss adjustment expenses	124,069	119,129	359,950	340,785
Underwriting, operating and related expenses	60,373	63,291	182,839	193,404
Interest expense	132	131	392	390
Total expenses	184,574	182,551	543,181	534,579
Income before income taxes	7,774	31,157	27,775	123,912
Income tax expense	1,582	6,337	5,844	25,251
Net income	$6,192	$24,820	$21,931	$98,661
Earnings per weighted average common share:
Basic	$0.42	$1.65	$1.49	$6.63
Diluted	$0.42	$1.64	$1.48	$6.58
Cash dividends paid per common share	$0.90	$0.90	$2.70	$2.70

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$6,192	$24,820	$21,931	$98,661
Exclusions from net income:
Net realized gains on investments	(1,251)	(2,226)	(8,613)	(8,507)
Change in net unrealized losses (gains) on equity securities	14,364	3,447	56,283	(11,414)
Credit loss expense (benefit)	207	49	207	(325)
Income tax expense on exclusions from net income	(2,797)	(267)	(10,054)	4,252
Non-GAAP Operating income	$16,715	$25,823	$59,754	$82,667

Net income per diluted share	$0.42	$1.64	$1.48	$6.58
Exclusions from net income:
Net realized gains on investments	(0.09)	(0.15)	(0.59)	(0.57)
Change in net unrealized losses (gains) on equity securities	0.98	0.23	3.83	(0.76)
Credit loss expense (benefit)	0.01	-	0.01	(0.02)
Income tax expense on exclusions from net income	(0.19)	(0.02)	(0.68)	0.28
Non-GAAP Operating income per diluted share	$1.13	$1.70	$4.05	$5.51

Direct Written Premiums. Direct written premiums for the three months ended September 30, 2022 increased by $6,780, or 3.2%, to $217,878 from $211,098 for the comparable 2021 period. Direct written premiums for the nine months ended September 30, 2022 increased by $1,379 or 0.2%, to $621,947 from $620,568 for the comparable 2021 period. The increase is primarily in our commercial automobile and homeowners lines of business.

Net Written Premiums. Net written premiums for the three months ended September 30, 2022 increased by $2,824, or 1.4%, to $205,428 from $202,604 for the comparable 2021 period. Net written premiums for the nine months ended September 30, 2022 decreased by $7,444, or 1.3%, to $586,204 from $593,648 for the comparable 2021 period.

Net Earned Premiums.  Net earned premiums for the three months ended September 30, 2022 decreased by $4,464, or 2.3%, to $189,931 from $194,395 for the comparable 2021 period. Net earned premiums for the nine months ended September 30, 2022 decreased by $16,190, or 2.8%, to $565,352 from $581,542 for the comparable 2021 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Written Premiums
Direct	$217,878	$211,098	$621,947	$620,568
Assumed	6,460	7,585	21,168	23,345
Ceded	(18,910)	(16,079)	(56,911)	(50,265)
Net written premiums	$205,428	$202,604	$586,204	$593,648

Earned Premiums
Direct	$202,190	$204,429	$597,662	$608,448
Assumed	6,497	7,202	21,835	23,199
Ceded	(18,756)	(17,236)	(54,145)	(50,105)
Net earned premiums	$189,931	$194,395	$565,352	$581,542

Net Investment Income.  Net investment income for the three months ended September 30, 2022 was consistent at $11,112 with the comparable 2021 period. Net investment income for the nine months ended September 30, 2022 increased by $919, or 2.8%, to $33,337 from $32,418 for the comparable 2021 period. The increase is a result of increases in interest rates on our fixed maturity portfolio as compared to the prior year. Net effective annualized yield on the investment portfolio was 3.1% for the three months ended September 30, 2022 compared to 3.0% for the comparable 2021 period. Net effective annualized yield on the investment portfolio was 3.0% for the nine months ended September 30, 2022 and 2021. The investment portfolio’s duration on fixed maturities was 3.6 years at September 30, 2022 and December 31, 2021.

Earnings from Partnership Investments. Earnings from partnership investments were $876 for the three months ended September 30, 2022 compared to $5,720 for the comparable 2021 period. Earnings from partnership investments were $9,675 for the nine months ended September 30, 2022 compared to $12,625 for the comparable 2021 period. The 2022 earnings reflect a decrease in investment appreciation and timing of cash proceeds received compared to the prior year. Timing and generation of these returns on capital can vary based on the results and transactions of the underlying partnerships.

Net Realized Gains on Investments.  Net realized gains on investments was $1,251 for the three months ended September 30, 2022 compared to $2,226 for the comparable 2021 period. Net realized gains on investments was $8,613 for the nine months ended September 30, 2022 compared to $8,507 for the comparable 2021 period. The increase in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is the result of realized gains on the sale of equity securities compared to the prior year.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, other invested assets, and short-term investments were as follows for the periods indicated:

	As of September 30, 2022

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,826	$—	$—	$(169)	$1,657
Obligations of states and political subdivisions	70,753	—	251	(4,242)	66,762
Residential mortgage-backed securities (1)	249,892	—	133	(29,290)	220,735
Commercial mortgage-backed securities	151,852	—	—	(15,114)	136,738
Other asset-backed securities	74,623	—	—	(5,148)	69,475
Corporate and other securities	605,557	(898)	202	(61,126)	543,735
Subtotal, fixed maturity securities	1,154,503	(898)	586	(115,089)	1,039,102
Equity securities (2)	229,153	—	27,064	(30,250)	225,967
Other invested assets	107,070	—	—	—	107,070
Totals	$1,490,726	$(898)	$27,650	$(145,339)	$1,372,139
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

(3)Our investment portfolio included 1,274 securities in an unrealized loss position at September 30, 2022.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of September 30, 2022
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$220,380	21.2%
Aaa/Aa	232,079	22.3
A	221,427	21.3
Baa	195,674	18.8
Ba	58,138	5.6
B	91,054	8.8
Caa/Ca	4,086	0.4
Not rated	16,264	1.6
Total	$1,039,102	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of September 30, 2022, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of September 30, 2022.

	As of September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,657	$169	$—	$—	$1,657	$169
Obligations of states and political subdivisions	44,270	3,425	2,154	817	46,424	4,242
Residential mortgage-backed securities	193,570	24,470	22,269	4,820	215,839	29,290
Commercial mortgage-backed securities	128,526	12,991	8,212	2,123	136,738	15,114
Other asset-backed securities	65,183	4,955	4,292	193	69,475	5,148
Corporate and other securities	444,137	42,759	90,967	18,367	535,104	61,126
Subtotal, fixed maturity securities	877,343	88,769	127,894	26,320	1,005,237	115,089
Equity securities	128,994	28,203	3,409	2,047	132,403	30,250
Total temporarily impaired securities	$1,006,337	$116,972	$131,303	$28,367	$1,137,640	$145,339

The Company’s analysis of its fixed maturity portfolio at September 30, 2022 concluded that $898 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses at September 30, 2022. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at September 30, 2022 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended September 30, 2022 decreased by $2, or 0.1%, to $3,749 from $3,751 for the comparable 2021 period. Finance and other service income for the nine months ended September 30, 2022 decreased by $1,191, or 10.2%, to $10,469 from $11,660 for the comparable 2021 period. The decrease in the nine months period is primarily driven by a change in our late fee assessment policy.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended September 30, 2022 increased by $4,940, or 4.1%, to $124,069 from $119,129 for the comparable 2021 period. Losses and loss adjustment expenses incurred for the nine months ended September 30, 2022 increased by $19,165, or 5.6%, to $359,950 from $340,785 for the comparable 2021 period. The increase in losses is due to a return of pre-pandemic frequency in our private passenger automobile line of business and current market conditions including inflation and supply chain delays.

Our GAAP loss ratio for the three months ended September 30, 2022 increased to 65.3% from 61.3% for the comparable 2021 period.  Our GAAP loss ratio for the nine months ended September 30, 2022 increased to 63.7% from 58.6% for the comparable 2021 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended September 30, 2022 was 55.0% compared to 52.1% for the comparable 2021 period. Our GAAP loss ratio excluding loss adjustment expenses for the nine months ended September 30, 2022 was 54.6% compared to 48.3% for the comparable 2021 period. Total prior year favorable development included in the pre-tax results for the three months ended September 30, 2022 was $13,950 compared to $15,403 for the comparable 2021 period. Total prior year favorable development included in the pre-tax results for the nine months ended September 30, 2022 was $43,223 compared to $41,211 for the comparable 2021 period. The increase is the prior year favorable development in 2022 is primarily related to the reversal of $6,500 legal expense reserve during the second quarter of 2022.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended September 30, 2022 decreased by $2,918, or 4.6%, to $60,373 from $63,291 for the comparable 2021 period. Underwriting, operating and related expenses for the nine months ended September 30, 2022 decreased by $10,565, or 5.5%, to $182,839 from $193,404 for the comparable 2021 period. The decrease in the three months and nine months ending September 30, 2022 is driven by a decrease in contingent commission expenses. Our GAAP expense ratio for the three months ended September 30, 2022 decreased to 31.8% from 32.6% for the comparable 2021 period. Our GAAP expense ratio for the nine months ended September 30, 2022 decreased to 32.3% from 33.3% for the comparable 2021 period.

Interest Expense.  Interest expense was $132 and $131 for the three months ended September 30, 2022 and 2021, respectively. Interest expense was $392 for the nine months ended September 30, 2022 compared to $390 for the comparable 2021 period. The credit facility commitment fee included in interest expense was $56 for the nine months ended September 30, 2022 and 2021.

Income Tax Expense.  Our effective tax rate was 20.3% for the three months ended September 30, 2022 and 2021. Our effective tax rate was 21.0% and 20.4% for the nine months ended September 30, 2022 and 2021, respectively.

Net Income. Net income for the three months ended September 30, 2022 was $6,192 compared to net income of $24,820 for the comparable 2021 period. Net income for the nine months ended September 30, 2022 was $21,931 compared to net income of $98,661 for the comparable 2021 period.

Non-GAAP Operating Income. Non-GAAP operating income, as defined above, was $16,715 for the three months ended September 30, 2022 compared to $25,823 for the comparable 2021 period. Non-GAAP operating income was $59,754 for the nine months ended September 30, 2022 compared to $82,667 for the comparable 2021 period.

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

Net cash provided by operating activities was $23,366 and $110,584 during the nine months ended 2022 and 2021, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash provided by investing activities was $1,166 and net cash used for investing activities was $79,005 during the nine months ended September 30, 2022 and 2021, respectively. Fixed maturities, equity securities, and other invested assets purchased were $207,179 for the nine months ended September 30, 2022 compared to $336,374 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $209,872 during the nine months ended September 30, 2022 compared to $264,224 for the comparable prior year period.

Net cash used for financing activities was $54,500 and $40,645 during the nine months ended September 30, 2022 and 2021, respectively. Net cash used for financing activities during the nine months ended September 30, 2022 consisted of dividend payments to shareholders and the acquisition of treasury stock.

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

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts (“Commissioner”). The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end December 31, 2021, the statutory surplus of Safety Insurance was $826,979, and its statutory net income for 2021 was $97,169. As a result, a maximum of $97,169 is available in 2022 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $729,810 at December 31, 2021. During the nine months ended September 30, 2022, Safety Insurance paid dividends to Safety of $64,165.

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

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2022 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2022	March 5, 2022	March 15, 2022	$0.90	$13,246
May 6, 2022	June 1, 2022	June 15, 2022	$0.90	$13,281
August 3, 2022	September 1, 2022	September 15, 2022	$0.90	$13,259

On November 2, 2022, our Board approved and declared a quarterly cash dividend of $0.90 per share which will be paid on December 15, 2022 to shareholders of record on December 1, 2022. We plan to continue to declare and pay quarterly cash dividends in 2022, depending on our financial position and the regularity of our cash flows.

On February 23, 2022, the Board of Directors approved a share repurchase program of up to $50,000 of the Company’s outstanding common shares. As of June 30, 2022, the Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of September 30, 2022, the Company had purchased 3,141,477 shares of common stock at a cost of $150,000. As of December 31, 2021, the Company had purchased 2,970,573 shares of common stock at a cost of $135,397.

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

Management believes that the current level of cash flow provides us with sufficient liquidity to meet our operating needs over the next 12 months. We expect to be able to continue to meet our operating needs after the next 12 months from internally generated funds. Since our ability to meet our obligations in the long term (beyond such twelve-month period) is dependent upon such factors as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs. We expect that we would need to borrow or issue capital stock if we needed additional funds, for example, to pay for an acquisition or a significant expansion of our operations. The Company anticipates utilizing cash flows from operations in the acquisition of Northeast / Metrowest. There can be no assurance that sufficient funds for any of the foregoing purposes would be available to us at such time.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $421,332 to $479,036 as of September 30, 2022. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $453,386 as of September 30, 2022.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of September 30, 2022.

	As of September 30, 2022
Line of Business	Low	Recorded	High
Private passenger automobile	$169,755	$181,087	$187,394
Commercial automobile	98,969	105,672	109,389
Homeowners	84,033	89,447	93,534
All other	68,575	77,180	88,719
Total	$421,332	$453,386	$479,036

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of September 30, 2022.

	As of September 30, 2022
Line of Business	Case	IBNR	Total
Private passenger automobile	$226,881	$(45,802)	$181,079
CAR assumed private passenger auto	1	7	8
Commercial automobile	65,816	9,043	74,859
CAR assumed commercial automobile	18,191	12,622	30,813
Homeowners	83,519	(3,794)	79,725
FAIR Plan assumed homeowners	4,122	5,600	9,722
All other	42,012	35,168	77,180
Total net reserves for losses and LAE	$440,542	$12,844	$453,386

At September 30, 2022, our total IBNR reserves for our private passenger automobile line of business was comprised of ($69,126) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $23,324 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 41.0% of our total reserves for CAR assumed commercial automobile business as of September 30, 2022, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our

IBNR reserves for FAIR Plan assumed homeowners are 57.6% of our total reserves for FAIR Plan assumed homeowners at September 30, 2022, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of September 30, 2022.

	As of September 30, 2022
Line of Business	Retained	Assumed	Net
Private passenger automobile	$181,079
CAR assumed private passenger automobile		$8
Net private passenger automobile			$181,087
Commercial automobile	74,859
CAR assumed commercial automobile		30,813
Net commercial automobile			105,672
Homeowners	79,725
FAIR Plan assumed homeowners		9,722
Net homeowners			89,447
All other	77,180	—	77,180
Total net reserves for losses and LAE	$412,843	$40,543	$453,386

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the nine months ended September 30, 2022, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $5,652. Each 1 percentage-point change in the loss and LAE ratio would have had a $4,465 effect on net income, or $0.30 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the nine months ended September 30, 2022. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point. A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(3,622)	$(1,811)	$—
Estimated increase in net income	2,861	1,431	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,811)	—	1,811
Estimated increase (decrease) in net income	1,431	—	(1,431)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,811	3,622
Estimated decrease in net income	—	(1,431)	(2,861)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,497)	(749)	—
Estimated increase in net income	1,183	592	—
No Change in Severity
Estimated (decrease) increase in reserves	(749)	—	749
Estimated increase (decrease) in net income	592	—	(592)
+1 Percent Change in Severity
Estimated increase in reserves	—	749	1,497
Estimated decrease in net income	—	(592)	(1,183)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,595)	(797)	—
Estimated increase in net income	1,260	630	—
No Change in Severity
Estimated (decrease) increase in reserves	(797)	—	797
Estimated increase (decrease) in net income	630	—	(630)
+1 Percent Change in Severity
Estimated increase in reserves	—	797	1,595
Estimated decrease in net income	—	(630)	(1,260)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,544)	(772)	—
Estimated increase in net income	1,220	610	—
No Change in Severity
Estimated (decrease) increase in reserves	(772)	—	772
Estimated increase (decrease) in net income	610	—	(610)
+1 Percent Change in Severity
Estimated increase in reserves	—	772	1,544
Estimated decrease in net income	—	(610)	(1,220)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the nine months ended September 30, 2022. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(308)	$308
Estimated increase (decrease) in net income	243	(243)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(97)	97
Estimated increase (decrease) in net income	77	(77)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $43,223 and $41,211 during the nine months ended September 30, 2022 and 2021, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the nine months ended September 30, 2022 and 2021. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Nine Months Ended September 30,
Accident Year	2022	2021
2012 & prior	$(204)	$(1,430)
2013	(653)	178
2014	(667)	(1,342)
2015	(1,777)	(1,961)
2016	(1,307)	(869)
2017	(2,259)	(3,559)
2018	(5,617)	(7,991)
2019	(8,033)	(13,330)
2020	(13,890)	(10,907)
2021	(8,816)	—
All prior years	$(43,223)	$(41,211)

The decreases in prior years’ reserves during the nine months ended September 30, 2022 and 2021 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2022 decrease is composed of reductions of $10,668 in our private passenger automobile reserves, $6,432 in our commercial automobile reserves, $11,717 in our homeowners reserves and $14,406 in our other lines reserves. The 2021 decrease is primarily composed of reductions of $13,736 in our retained private passenger automobile reserves, $3,284 in our retained commercial automobile reserves, $13,065 in our retained homeowners reserves and $6,989 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses September 30, 2022.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2012 & prior	$(41)	$(7)	$(52)	$(104)	$(204)
2013	(46)	(3)	(17)	(587)	(653)
2014	(10)	(34)	(98)	(525)	(667)
2015	(203)	(371)	(479)	(724)	(1,777)
2016	193	(169)	(502)	(829)	(1,307)
2017	(536)	(137)	(396)	(1,190)	(2,259)
2018	(2,037)	(1,318)	(1,503)	(759)	(5,617)
2019	(3,433)	(1,212)	(2,604)	(784)	(8,033)
2020	(4,541)	(2,130)	(5,199)	(2,020)	(13,890)
2021	(14)	(1,051)	(867)	(6,884)	(8,816)
All prior years	$(10,668)	$(6,432)	$(11,717)	$(14,406)	$(43,223)

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to:

●	The competitive nature of our industry and the possible adverse effects of such competition;
●	Conditions for business operations and restrictive regulations in Massachusetts;
●	The possibility of losses due to claims resulting from severe weather;
●	The impact of inflation and supply chain delays on loss severity;
●	The possibility that the Commissioner may approve future rule changes that change the operation of the residual market;
●	The possibility that existing insurance-related laws and regulations will become further restrictive in the future;
●	The impact of investment, economic and underwriting market conditions, including interest rates and inflation;
●	Our possible need for and availability of additional financing, and our dependence on strategic relationships, among others; and
●	Other risks and factors identified from time to time in our reports filed with the SEC. Refer to Part I, Item 1A — Risk Factors of our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of September 30, 2022
Estimated fair value	$1,080,112	$1,039,102	$998,909
Estimated increase (decrease) in fair value	$41,010	$—	$(40,193)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At September 30, 2022, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2022, assuming that all of such debt is outstanding for the entire year.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On February 23, 2022, the Board of Directors approved an additional share repurchase of up to $50,000 of the Company’s outstanding common shares.  The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. During the nine months ended September 30, 2022, the Company purchased 170,904 shares on the open market under the program at a cost of $14,603.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits are contained herein as listed in the Exhibit Index.

SAFETY INSURANCE GROUP, INC.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Safety Insurance, Group, Inc.

3.2	Amended and Restated Bylaws of Safety Insurance Group, Inc. (1)

11.0	Statement re: Computation of Per Share Earnings (2)

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from this Current Report on form 10-Q, formatted in Inline XBRL(2)
(1)Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 6, 2022.
(2)	Not included herein as the information is included as part of this Form 10-Q, Item 1 – Financial Statements, Note 3, Earnings per Weighted Average Common Share.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2022	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer