Form 10-K
period 2022-12-31
SAFETY INSURANCE GROUP INC
filed 2023-02-28
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity (based on the closing sales price on NASDAQ) held by non-affiliates of the registrant as of June 30, 2022, was approximately $1,370,785,946.

As of February 21, 2023 there were 14,800,434 Common Shares with a par value of $0.01 per share outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders, which Safety Insurance Group, Inc. (“Safety”, the “Company”, “we”, “our”, “us”) intends to file within 120 days after its December 31, 2022 year-end, are incorporated by reference into Part II and Part III hereof.

SAFETY INSURANCE GROUP, INC.

In this Form 10-K, all dollar amounts are presented in thousands, except average premium, average claim and per claim data, share, and per share data.

PART I.

ITEM 1.    BUSINESS

General

We are a leading provider of private passenger automobile, commercial automobile, and homeowners insurance in Massachusetts. In addition to these coverages, we offer a portfolio of other insurance products, including dwelling fire, umbrella and business owner policies. Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance Company ("Safety Insurance"), Safety Indemnity Insurance Company ("Safety Indemnity"), Safety Property and Casualty Insurance Company ("Safety P&C"), and Safety Northeast Insurance Company (“Safety Northeast”) (together referred to as the "Insurance Subsidiaries"), we have established strong relationships with independent insurance agents, who numbered 843 in 1,071 locations throughout these three states during 2022. We have used these relationships and, in particular, our extensive knowledge of the Massachusetts market to become the fifth largest private passenger automobile carrier and the second largest commercial automobile carrier in Massachusetts, capturing an approximate 7.7% and 12.6% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2022 according to statistics compiled by Commonwealth Automobile Reinsurers ("CAR"). We also are the third largest homeowners insurance carrier in Massachusetts with a 6.5% share of that market in 2021. We were ranked the 57th largest automobile writer in the country according to S&P Global Market Intelligence, based on 2021 direct written premiums. We were incorporated under the laws of Delaware in 2001, but through our predecessors, we have underwritten insurance in Massachusetts since 1979.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and Maine in 2016. The table below shows the amount of direct written premiums written in each state during the year ended December 31, 2022, 2021, and 2020.

	Years Ended December 31,
Direct Written Premiums	2022	2021	2020
Massachusetts	$782,790	$765,007	$764,479
New Hampshire	36,519	34,261	32,334
Maine	4,009	2,871	1,899
Total	$823,318	$802,139	$798,712

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

Our Competitive Strengths

We Have Strong Relationships with Independent Agents. In 2022, independent agents accounted for approximately 63.8% of the Massachusetts personal lines insurance market measured by direct written premiums as compared to approximately 37.0% nationwide, based on data made available by Independent Insurance Agents and Brokers of America, Inc. and CAR. For that reason, our strategy is centered around, and we sell exclusively through, a network of independent agents. In order to support our independent agents and enhance our relationships with them, we:

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

We Have a History of Profitable Operations.  In 41 out of 42 years since our inception in 1979, we have been profitable. We have achieved our profitability, among other things, by:

●	operating as the fifth largest private passenger auto premium insurance carrier, the second largest commercial auto insurance carrier, and third largest homeowner insurance carrier in Massachusetts.
●	maintaining a combined ratio that is typically below industry averages (refer to Insurance Ratios under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion on insurance ratios);
●	taking advantage of the institutional knowledge our management has amassed during its long tenure in the industry;
●	introducing new lines and forms of insurance products;
●	investing in technology to provide our agents with state-of-the-art tools that make the ease and convenience of doing business with us second to none; and
●	maintaining a high-quality investment portfolio.

We Continue to Develop and Deploy Advanced Technology and Services for Our Business.  We have dedicated significant human and financial resources to the development and deployments of advanced information systems and technologies, customer and agent facing websites, mobile applications, and customer engagement tools including online chat and text.  Over the last several years we have modernized all of our core systems along with many of our surround systems and technology platforms in an effort to increase efficiencies within the organization and provide a better user experience for our employees, agents, and customers. These modern systems and platforms position us to continue to take advantage of the latest in InsureTech offerings, Software as a Service (SaaS) products and cloud-based technologies to improve the customer experience, engage with customers on their terms, and assist with customer retention all while improving operational efficiencies and reducing operational costs. We also continue to expand our usage of Robotics Process Automation throughout the organization to automate manual processes, streamline the software testing process and perform application performing testing to insure a robust technical environment.

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

Products

Historically, we have focused on underwriting private passenger automobile insurance, which is written through our subsidiary, Safety Insurance. In 1989, we formed Safety Indemnity to offer commercial automobile insurance at preferred rates. Since 1997, we have expanded the breadth of our product line in order for agents to address a greater portion of their clients' insurance needs by selling multiple products. Homeowners, business owner, personal umbrella, dwelling fire and commercial umbrella insurance policies are written by Safety Insurance at standard rates and written by Safety Indemnity at preferred rates. In December 2006, we formed Safety P&C to offer homeowners and commercial automobile insurance. In November 2020, we formed Safety Northeast to offer at ultra preferred rates, which became licensed to write homeowners insurance products in Massachusetts.

The table below shows our premiums in each of these product lines for the periods indicated and the portions of our total premiums each product line represented.

	Years Ended December 31,
Direct Written Premiums	2022		2021		2020
Private passenger automobile	$427,665	52.0%	$429,819	53.6%	$438,824	54.9%
Commercial automobile	143,571	17.4	129,832	16.2	118,773	14.9
Homeowners	208,577	25.3	199,886	24.9	199,482	25.0
Business owners	24,200	2.9	23,334	2.9	22,317	2.8
Personal umbrella	8,441	1.0	8,417	1.1	8,087	1.0
Dwelling fire	9,667	1.2	9,698	1.2	10,148	1.3
Commercial umbrella	1,197	0.2	1,153	0.1	1,081	0.1
Total	$823,318	100.0%	$802,139	100.0%	$798,712	100.0%

Our product lines are as follows:

Private Passenger Automobile (52.0% of 2022 direct written premiums).  Private passenger automobile insurance is our primary product. These policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage for the insured/insured's car occupants, and physical damage coverage for an insured's own vehicle for collision or other perils.

Commercial Automobile (17.4% of 2022 direct written premiums).  Commercial automobile policies provide coverage for bodily injury and property damage to others, no-fault personal injury coverage, and physical damage coverage for an insured's own vehicle for collision or other perils resulting from the ownership or use of commercial vehicles in a business. We offer insurance for commercial vehicles used for business purposes such as private passenger-type vehicles, trucks, tractors and trailers (excluding long-haul trucking), and insure individual vehicles as well as commercial fleets.

Homeowners (25.3% of 2022 direct written premiums).  We offer a broad selection of coverage forms for qualified policyholders. Homeowners policies provide coverage for losses to a dwelling and its contents from numerous perils, and coverage for liability to others arising from ownership or occupancy. We write policies on homes, condominiums, and apartments.

Business Owner Policies (2.9% of 2022 direct written premiums).  We serve eligible small and medium sized commercial accounts with a program that covers apartments and residential condominiums; mercantile establishments, including restaurants; offices, including office condominiums; processing and services businesses; special trade contractors; and wholesaling businesses. Business owner policies provide liability and property coverage for many perils, including business interruption from a covered loss. Equipment breakdown coverage is automatically included, and a wide range of additional coverage is available to qualified customers. We write policies for business owners at standard rates with qualifying risks eligible for preferred lower rates.

Personal Umbrella (1.0% of 2022 direct written premiums). We offer personal excess liability coverage over and above the limits of individual automobile, watercraft, and homeowner's insurance policies to clients. We write policies at standard rates with limits of $1,000 to $5,000.

Dwelling Fire (1.2% of 2022 direct written premiums).  We underwrite dwelling fire insurance, which is a limited form of a homeowner's policy for non-owner occupied residences. We write all forms of dwelling fire coverage at standard rates.

Commercial Umbrella (0.2% of 2022 direct written premiums).  We offer an excess liability product to clients for whom we underwrite both commercial automobile and business owner policies. The program is directed at commercial automobile risks with private passenger-type automobiles or light and medium trucks. We write commercial umbrella policies at standard rates with limits ranging from $1,000 to $5,000.

Inland Marine (included in our Homeowners direct written premiums).  We offer inland marine coverage as an endorsement for all homeowners and business owner policies. Inland marine provides additional coverage for jewelry, fine arts and other items that a homeowners or business owner policy would limit or not cover. Scheduled items valued at more than $5 must meet our underwriting guidelines and be appraised.

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

Distribution

We distribute our products exclusively through independent agents, unlike some of our competitors who use multiple distribution channels. We believe this gives us a competitive advantage with the agents. With the exception of personal automobile business assigned to us by the Massachusetts Automobile Insurance Plan (“MAIP”) or written through CAR’s commercial automobile Servicing Carrier program, we do not accept business from insurance brokers. Our voluntary agents have authority pursuant to our voluntary agency agreement to bind our Insurance Subsidiaries for any coverage that is within the scope of their authority. We reserve the ability to cancel any coverage bound, in accordance with applicable law. In total, our independent agents numbered 843 and had 1,071 offices (some agencies have more than one office) and approximately 10,015 customer service representatives during 2022.

Voluntary Agents.  In 2022, we obtained approximately 96.5% of our direct written premiums for automobile insurance and 100% of our direct written premiums for all of our other lines of business through our voluntary agents. As of December 31, 2022, we had agreements with 739 voluntary agents. Our voluntary agents are located in all regions of Massachusetts, New Hampshire and Maine.

We look for agents with profitable portfolios of business. To become a voluntary agent for our Company, we generally require that an agency: (i) have been in business for at least five years; (ii) have exhibited a three year private passenger average ratio of losses, excluding loss adjustment expenses, to net earned premiums ("pure loss ratio") of 65.0% or less on the portion of the agent's portfolio that we would underwrite; (iii) make a commitment for us to underwrite at least 300 policies from the agency during the first twelve months after entering an agreement with us; and (iv) offer multiple product lines. Every year, we review the prior year performance of our agents. If an agent fails to meet our profitability standards, we try to work with the agent to improve the profitability of the business it places with us. We generally terminate contracts each year with a few agencies, which, despite our efforts, have been consistently unable to meet our standards. Although independent agents usually represent several unrelated insurers, our goal is to be one of the top two insurance companies represented in each of our agencies, as measured by direct written premiums. No individual agency generated more than 8.7% of our direct written premiums in 2022.

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

CAR runs a reinsurance pool for ceded commercial automobile policies through the Commercial Automobile Program (the “Commercial Automobile Program”).  CAR has appointed Safety and three other servicing carriers to process ceded commercial automobile insurance.  Safety was reappointed for this program on January 1, 2022 for an additional five-year term.  Historically, CAR ran a separate reinsurance pool for Taxi, Limousine and Car Service risks; however, beginning with the January 1, 2022 policy year, this pool was combined into the Commercial Automobile Program. Approximately $190,000 of ceded premium is spread equitably among the four servicing carriers.  Subject to the review of the Massachusetts Commissioner of Insurance (“the Commissioner”), CAR sets the premium rates for commercial automobile policies reinsured through CAR and this reinsurance pool can generate an underwriting result that is a profit or deficit based upon CAR's rate level.  This underwriting result is allocated among every Massachusetts commercial automobile insurance company, including us, based on a company's commercial automobile voluntary market share.

We are assigned independent agents by CAR who can submit commercial business to us in the Commercial Automobile Program and the Taxi/Limo Program, and we classify those agents as Exclusive Representative Producers (“ERPs”).

The table below shows our direct written exposures in each of our product lines for the periods indicated and the change in exposures for each product line.

	Years Ended December 31,
	2022		2021		2020
Line of Business	Exposures	Change	Exposures	Change	Exposures	Change
Private passenger automobile:
Voluntary agents	387,463	(0.9)%	390,919	(4.4)%	408,873	(2.4)%
MAIP	2,140	1.4	2,110	(36.0)	3,298	(42.9)
Total private passenger automobile	389,603	(0.9)	393,029	(4.6)	412,171	(2.9)
Commercial automobile:
Voluntary agents	66,214	0.6	65,848	3.2	63,828	(4.8)
ERP	3,700	(1.5)	3,755	(1.2)	3,802	(50.8)
Total commercial automobile	69,914	0.5	69,603	2.9	67,630	(9.6)
Other:
Homeowners	152,884	(0.7)	153,980	(2.3)	157,611	(0.8)
Business owners	8,624	(1.7)	8,770	0.4	8,735	(1.9)
Personal umbrella	21,099	(2.0)	21,530	(2.7)	22,124	(2.2)
Dwelling fire	5,715	(4.8)	6,000	(7.0)	6,454	(2.7)
Commercial umbrella	658	(2.1)	672	3.1	652	(4.7)
Total other	188,980	(1.0)	190,952	(2.4)	195,576	(1.1)
Total	648,497	(0.8)	653,584	(3.2)	675,377	(3.1)

Total voluntary agents	642,657	(0.8)	647,719	(3.1)	668,277	(2.3)

In 2022, 65.2% of the private passenger automobile exposures we insure had an other than private passenger policy with us, compared to 65.6% and 66.1% in 2021 and 2020, respectively. In addition, 81.9% of our homeowners’ policyholders had a matching automobile policy with us in 2022 compared to 82.6% in 2021 and 82.8% in 2020.

Marketing

We view the independent agent as our customer and business partner. As a result, a component of our marketing efforts focuses on developing interdependent relationships with leading Massachusetts, New Hampshire and Maine agents that write profitable business and positioning ourselves as the preferred insurance carrier of those agents, thereby receiving a larger portion of each agent's aggregate business. Our principal marketing strategies to agents are:

●	to offer a range of products, which we believe enables our agents to meet the insurance needs of their clients;
●	to price our products competitively, including offering discounts when and where appropriate for safer drivers for our personal automobile products, loss-free credits for our homeowner products, paperless e-Customer discounts, and also offering account discounts for policyholders that have more than one policy with us;
●	to design, price and market our products to our agents for their customers to place all their insurance with us;
●	to offer agents competitive commissions, with incentives for placing their more profitable business with us; and
●	to provide a level of support and service that enhances the agent's ability to do business with its clients and with us.

We have a comprehensive branding campaign using a variety of radio, television, digital, social and print advertisements.

Commission Schedule and Profit Sharing Plan.  We have several programs designed to attract profitable new business from agents by paying them competitive commissions. We recognize our top performing agents by making them members of either our Chairman's Elite, Chairman's, President's, Executive's or Preferred Agent's Club.

Further, we have a competitive agency incentive commission program under which we pay agents a percentage of premiums based on the loss ratio on their business.

Service and Support. We believe that the level and quality of service and support we provide helps differentiate us from other insurers. We have made a significant investment in information technology designed to facilitate our agents' business. Our Agents Virtual Community website helps agents manage their work efficiently. We provide a substantial amount of information online that agents need to serve their customers, such as information about the status of new policies, bill payments and claims. We are also committed to providing our agents with new information through our Resource Center articles on SafetyInsurance.com to keep their customers informed on how to best protect their auto, home and business. Providing this type of content reduces the number of customer calls we receive and empowers the agent's customer service representatives by enabling them to respond to customers' inquiries while the customer is on the telephone. Finally, we believe that the knowledge and experience of our employees enhances the quality of support we provide.

Underwriting and Insurance Operations

Our underwriting department is responsible for a number of key decisions affecting the profitability of our business, including:

●	pricing of our private passenger automobile, commercial automobile, homeowners, dwelling fire, personal umbrella, business owner, and commercial umbrella policies;
●	developing new products, coverages, forms and discounts, as well as expansion into new states;
●	determining underwriting guidelines for all our products; and
●	evaluating whether to accept transfers of a portion of an existing or potential new agent's portfolio from another insurer.

Pricing.  Subject to the applicable state insurance department’s review, we set rates for all of our products using our own loss experience, industry loss cost data, residual market deficits, catastrophe modeling and prices charged by our competitors. We have four pricing segments for most products, utilizing Safety Insurance for standard rates, Safety Indemnity for preferred rates, Safety Northeast for ultra preferred rates and Safety P&C for high value homeowners rates.

Massachusetts Residual Automobile Insurance Markets. CAR establishes the rates for personal automobile policies assigned to carriers through the MAIP. In accordance with Massachusetts law, insurers may only charge MAIP policyholders the lower of the MAIP rate or the company's competitive voluntary market rate. CAR also sets rates for commercial automobile policies, including taxi/limousine/car service policies, reinsured through the CAR residual market pool. All commercial automobile business and taxi/limousine/car service business that is not written in the voluntary market in Massachusetts is apportioned to one of the servicing carriers that handles business on behalf of CAR. Every Massachusetts commercial automobile insurer must bear a portion of the losses of the total commercial reinsurance pool that is serviced by the approved servicing carriers. We are one of four servicing carriers in CAR’s Commercial Automobile Program.

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

Policy Processing.  Our underwriting department assists in processing policy applications, endorsements, renewals and cancellations. Our proprietary software applications, Safety Express and Safety Commercial Express, provide our agents with new business and endorsement entry, real-time policy issuance, immediate printing of declarations pages in agents' offices, policy downloads to most major agency management systems and data imports from Boston Software's SinglePoint (Massachusetts) and Vertafore's PL Rater (Massachusetts, New Hampshire and Maine) for personal lines.

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

Product Management. The Product Management department is responsible for the overall review and updating of our products. The department maintains an annual schedule where each line of business is reviewed and benchmarked against our major competitors. Product offerings, discounts, rate levels and underwriting guidelines are reviewed and updates are performed as required. The department is also responsible for updating producer materials such as rate and rule manuals, underwriting guidelines, and promotional materials. In conjunction with the underwriting operations area, the department works with third party vendors that assist with risk information, data, and rate pursuit for in-force policies. The department also provides product training and general marketplace education for the organization.

Legal and Regulatory Compliance. The Legal and Regulatory Compliance department provides legal and compliance support to all business units within the Company. The department serves as the primary liaison with regulators, government, and industry trade associations. The department also provides legal support to all areas of the company, including general corporate matters and vendor contracting. The department monitors legal and regulatory changes affecting the enterprise and provides guidance on how to comply with those changes. The department additionally reviews business unit operations to identify and address compliance vulnerabilities.

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

We believe that our technology initiatives have increased revenue and decreased costs while at the same time improving the customer experience for our employees, agents, and policyholders. In 2021, we introduced our Safety Commercial Express commercial auto quoting and policy issuance system in Massachusetts for new business. During 2022, this system was updated to allow for agent processing of endorsements. We are continuously investing in new technologies including areas such as robotic process automation, artificial intelligence, and automated testing to improve company efficiency.

Innovation Lab.  Since 2018 we have had an Innovation Lab to foster a culture of innovative thinking, monitor the InsureTech landscape and provide Safety, our independent agents, and policyholders with the tools and processes necessary to continuously improve the customer experience and remain competitive in both the current and future insurance marketplace.  During 2022, the Innovation Lab did substantial research, performed multiple proof of concepts, initiated pilot projects, participated in industry sponsored InsureTech events and presented fully functional technologies to the business for their use. In 2022, the Innovation Lab partnered with Safety’s Commercial Underwriting department to introduce a no code low code product into our technology toolset which was used to develop an underwriting workbench. A proof of concept was also developed in partnership with our Service Center to explore the development of a Customer System of Record application. The Innovation Lab also partnered with the Claims department to select an outbound electronic claims payment system which we will look to implement in 2023.

Internal Applications

Our employees access our proprietary and vendor supplied applications through our secure corporate intranet. Our intranet applications streamline internal processes and improve overall operational efficiencies and customer experience in areas including:

Claims.  A vendor supplied claims system provides the claims department with a workload management application that allows our claims and subrogation adjusters to better manage the claims process. Subrogation refers to the process by which we are reimbursed by other insurers for claims costs we incur due to the fault of their insureds. The use of this application has reduced the time it takes for us to respond to and settle claims, which we believe helps reduce the total amount of our claims expense while also providing a better customer experience for the policyholder and claimant.

The automated adjuster assignment system categorizes our new claims by severity and assigns them to the appropriate adjuster responsible for investigation. Once assigned, the integrated workload management tools facilitate the work of promptly assigning appraisers, investigating liability, issuing payments, and receiving subrogation receipts.

Billing.  A vendor supplied billing systems, integrated with the systems of our print and lock-box vendors, expedite the processing and collection of premium receipts and finance charges from agents and policyholders. This billing system also allows for policyholder automatic payments (AutoPay) as well as electronic bill (eBill). We believe the sophistication of our direct bill systems help us to limit our bad debt expense. Our bad debt expense as a percentage of direct written premiums was 0.1% in 2022 and 2021.

External Applications

Our agent technology offerings are centralized within our agency portal and feature PowerDesk, Safety Express and Safety Commercial Express. PowerDesk is a web-based application that allows for billing inquiry, agent payments on behalf of their policyholders, policy inquiry and claims inquiry. Safety Express and Safety Commercial Express provide agents with new business and endorsement entry, real-time policy issuance for personal lines, immediate printing of declarations pages in agents' offices, policy downloads to most major agency management systems and data imports from Boston Software's SinglePoint, Vertafore's PL Rater, EZLynx and TurboRater. In addition, we provide our agents with commission and claims download for all lines of business, Transformation Station and Transact Now Inquires, e-Claims online claims reporting, e-View daily transaction reports and e-Docs online electronic document file cabinet.

We also provide eBill, online bill pay (including credit and debit cards), online AutoPay registration, online declarations pages, billing inquiry, claims inquiry, auto and homeowners claims first notice of loss, online auto insurance cards, and bill pay reminder alerts to our agents’ policyholders through our public website, SafetyInsurance.com.

Additionally, we provide policyholders with mobile technology through our Safety Mobile App for iPhone and Android devices. Safety Mobile provides consumers with access to their agent information, bill pay capabilities, the ability to report an automobile or homeowners claim and access to their insurance card, among other features.

Claims

On casualty claims we utilize stringent claims settlement procedures, which include guidelines that establish settlement ranges for soft tissue injuries, which constituted approximately 58% of our bodily injury claims in 2022. If we are unable to settle these claims within our pricing guidelines, we explore other cost-effective options including alternative dispute resolutions and/or litigation. We believe that these procedures result in providing our adjusting staff with a uniform approach to negotiation.

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

We believe that early notification results in our adjusters conducting prompt investigations of claims and compiling more accurate information about those claims. Our modern claims software provides our staff with efficient workplan management tools to assist our adjusters in handling claims quickly while providing high levels of customer service.

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

Our auto physical damage claims units handle physical damage claims arising in our private passenger and commercial automobile lines. Process automation has streamlined our claims function and in combination with established policy and procedures newly reported claims are handled in a proactive manner to ensure that coverages are verified, damages are appraised and claim payments are issued in a timely and efficient manner. This ensures the highest level of customer service to our insureds while reducing claim cycle times and mitigating claim handling expenses. We continue to vet and implement new methods of appraisal for vehicle damage, including vehicle photo only appraisals within the regulatory established guidelines. Once we receive this information, an automated system redirects the claim to the appropriate internal adjuster responsible for investigating the claim to determine liability. Upon determination of liability, the system automatically begins the process of seeking a subrogation recovery from another insurer, if liable. We believe this process results in a shorter time period from when the claimant first contacts the agent to when the claimant receives a claim payment, while enabling our agents to build credibility with their clients by responding to claims in a timely and efficient manner.

Our property claims division oversees physical damage claims arising in our homeowners and other than auto insurance lines. Property Field Adjusters are located remotely across our service areas to handle larger more complex property losses. Our modern claims software system and applications enables more efficient handling of the claim process and customer engagement from first notice of loss through settlement and potential subrogation. We also utilize house counsel on subrogation recoveries to reduce collection expenses and maximize damage recoveries.

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

When reviewing reserves, we analyze historical data and estimate the impact of various loss development factors, such as our historical loss experience and that of the industry, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual development of reserves is affected by many factors. After taking into account all relevant factors, management believes that our provision for unpaid losses and loss adjustment expenses at December 31, 2022 is adequate to cover the ultimate cost of losses and claims incurred as of that date.

Management determines its loss and loss adjustment expense ("LAE") reserve estimates based upon the analysis of the Company's actuaries. Management has established a process for the Company's actuaries to follow in establishing reasonable reserves. The process consists of meeting with our claims department, establishing ultimate incurred losses by using development models accepted by the actuarial community, and reviewing the analysis with management. The Company's estimate for loss and LAE reserves, net of the effect of ceded reinsurance, ranges from a low of $423,452 to a high of $481,902 as of December 31, 2022. The Company's net loss and LAE reserves, based on our actuaries' best estimate, were set at $456,204 as of December 31, 2022. The ultimate liability may be greater or less than reserves carried at the balance sheet date. Establishment of appropriate reserves is an inherently uncertain process, and there can be no certainty that currently established reserves will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized. We do not discount any of our reserves.

The following table presents development information on changes in the reserves for losses and LAE of our Insurance Subsidiaries for each year in the three year period ended December 31, 2022, 2021 and 2020.

	Year Ended
	2022	2021	2020
Reserves for losses and LAE at beginning of year	$570,651	$567,581	$610,566
Less receivable from reinsurers related to unpaid losses and LAE	(90,667)	(106,311)	(122,372)
Net reserves for losses and LAE at beginning of year	479,984	461,270	488,194
Incurred losses and LAE, related to:
Current year	549,258	515,400	459,400
Prior years	(57,279)	(53,673)	(54,844)
Total incurred losses and LAE	491,979	461,727	404,556
Paid losses and LAE related to:
Current year	342,971	310,116	277,754
Prior years	172,788	132,897	153,726
Total paid losses and LAE	515,759	443,013	431,480
Net reserves for losses and LAE at end of period	456,204	479,984	461,270
Plus receivable from reinsurers related to unpaid losses and LAE	93,394	90,667	106,311
Reserves for losses and LAE at end of period	$549,598	$570,651	$567,581

The following table represents the development of reserves, net of reinsurance, for calendar years 2012 through 2022. The top line of the table shows the reserves at the balance sheet date for each of the indicated years. This represents the estimated amounts of losses and loss adjustment expenses for claims arising in all years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to us. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year with respect to those claims. The lower portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year, including cumulative payments made since the end of the respective year. The estimate changes as more information becomes known about the payments, frequency and severity of claims for individual years. Favorable loss development, shown as a cumulative redundancy in the table, exists when the original reserve estimate is greater than the re-estimated reserves at December 31, 2022.

Information with respect to the cumulative development of gross reserves (that is, without deduction for reinsurance ceded) also appears at the bottom portion of the table.

	As of and for the Year Ended December 31,
	2022	2021	2020	2019	2018	2017	2016	2015	2014	2013	2012
Reserves for losses and
LAE originally estimated:	$ 456,204	$ 479,984	$ 461,270	$ 488,194	$ 476,321	$ 490,969	$ 476,597	$ 485,716	$ 420,767	$ 394,668	$ 371,657
Cumulative amounts paid as of:
One year later		172,788	132,897	153,727	164,595	159,234	164,466	174,506	132,364	133,288	124,855
Two years later			202,320	216,822	230,294	241,032	231,473	250,306	189,367	178,411	175,822
Three years later				263,149	269,065	282,242	283,812	290,287	223,465	207,626	199,741
Four years later					293,203	304,009	305,024	310,140	241,589	223,743	213,847
Five years later						318,471	318,149	319,817	252,714	231,346	221,363
Six years later							325,785	325,669	255,581	234,480	223,829
Seven years later								328,703	256,733	235,562	225,169
Eight years later									257,956	235,807	225,320
Nine years later										236,039	225,354
Ten years later											225,356

	As of and for the Year Ended December 31,
	2022	2021	2020	2019	2018	2017	2016	2015	2014	2013	2012
Reserves re-estimated as of:
One year later		$ 422,705	$ 407,597	$ 433,350	$ 434,273	$ 434,481	$ 434,813	$ 440,268	$ 390,452	$ 357,300	$ 342,767
Two years later			359,564	395,578	393,948	400,312	391,630	406,253	348,660	328,182	308,028
Three years later				365,786	372,282	376,584	372,379	376,201	313,100	295,788	283,592
Four years later					355,215	365,267	359,549	361,335	287,131	274,214	263,787
Five years later						355,415	352,330	353,983	276,309	255,368	250,064
Six years later							346,607	347,373	272,178	248,746	236,373
Seven years later								343,345	268,514	245,071	232,657
Eight years later									266,532	243,000	229,932
Nine years later										241,594	228,184
Ten years later											227,745

Cumulative
(redundancy) deficiency 2022		(57,279)	(101,706)	(122,408)	(121,106)	(135,554)	(129,990)	(142,371)	(154,235)	(153,074)	(143,912)

	As of and for the Year Ended December 31,
	2022	2021	2020	2019	2018	2017	2016	2015	2014	2013	2012
Gross liability-end of year	$ 549,598	$ 570,651	$ 567,580	$ 610,566	$ 584,719	$ 574,054	$ 560,321	$ 553,977	$ 482,012	$ 455,014	$ 423,842
Reinsurance recoverables	93,394	90,667	106,310	122,372	108,398	83,085	83,724	68,261	61,245	60,346	52,185
Net liability-end of year	456,204	479,984	461,270	488,194	476,321	490,969	476,597	485,716	420,767	394,668	371,657
Gross estimated liability-latest		505,849	451,183	474,297	452,210	434,590	406,100	373,191	305,090	274,009	254,442
Reinsurance recoverables-latest		83,144	91,619	108,511	96,995	79,175	59,493	29,846	38,558	32,415	26,697
Net estimated liability-latest		422,705	359,564	365,786	355,215	355,415	346,607	343,345	266,532	241,594	227,745

In evaluating the information in the table, it should be noted that each amount entered incorporates the effects of all changes in amounts entered for prior periods. Thus, if the 2022 estimate for a previously incurred loss was $150 and the loss was reserved at $100 in 2018, the $50 deficiency (later estimate minus original estimate) would be included in the cumulative (redundancy) deficiency in each of the years 2018-2021 shown in the table. It should further be noted that the table does not present accident or policy year development data. In addition, conditions and trends that have affected the development of liability in the past may not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies from the table.

The table shows that we have substantially benefited in the current and prior years from releasing redundant reserves. In the years ended December 31, 2022, 2021, and 2020 we decreased loss reserves related to prior years by $57,279, $53,673 and $54,844, respectively. Reserves and development are discussed further in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Overview.

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage that during 2022 protected us in the event of a "135-year storm" (that is, a storm of a severity expected to occur once in a 135-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan"). In 2022, we purchased three layers of excess catastrophe reinsurance providing $590,000 of coverage for property losses in excess of $75,000 up to a maximum of $665,000.  Our reinsurers’ co-participation is 80.0% of $75,000 for the 1st layer, 80.0% of $250,000 for the 2nd layer, and 80.0% of $265,000 for the 3rd layer.

For 2023, we have purchased three layers of excess catastrophe reinsurance providing $590,000 of coverage for property losses in excess of $75,000 up to a maximum of $665,000. Our reinsurers’ co-participation is 75.0% of $75,000 for the 1st layer, 75.0% of 250,000 for the 2nd layer and 75.0% of $265,000 for the 3rd layer.

We also have casualty excess of loss reinsurance for large casualty losses occurring in our automobile, homeowners, dwelling fire, and business owner lines of business in excess of $2,000 up to a maximum of $10,000. We have property excess of loss reinsurance coverage for large property losses, with coverage in excess of $2,500 up to a maximum of $20,000, for our homeowners, and business owners. In addition, we have liability excess of loss reinsurance for umbrella large losses in excess of $1,000 up to a maximum of $10,000. We also have various reinsurance agreements with Hartford Steam Boiler Inspection and Insurance Company, of which the primary contract is a quota share agreement under which we cede 100% of the premiums and losses for the equipment breakdown coverage under our business owner policies and commercial package policies.

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

In addition to the above mentioned reinsurance programs and as described in more detail above under The Massachusetts Property and Casualty Insurance Market, we are a participant in CAR, a state-established body that, in part, runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. On July 1, 2022, the FAIR Plan purchased $1,800,000 of catastrophe reinsurance for property losses with retention of $100,000.

At December 31, 2022, we also had $115,058 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

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

Our principal competitors within the Massachusetts private passenger automobile insurance market are MAPFRE SA, Government Employees Insurance Company, Arbella Mutual Insurance Company and Liberty Mutual Insurance Company, which held 20.9%, 16.2%, 7.8% and 7.7% market shares based on premiums, respectively, in 2022 according to CAR.

We are the second largest writer of commercial automobile insurance in Massachusetts with a market share of 12.6% in 2022. Other principal competitors in the Massachusetts commercial automobile insurance market are MAPFRE SA, Arbella Mutual Insurance Company and Progressive Casualty Insurance Company, which held 13.8%, 10.6% and 8.8% market shares based on premium, respectively, according to CAR. This includes our share of residual market business as one of four servicing carriers in CAR’s Commercial Automobile Program.

We are the third largest writer of homeowners insurance business in Massachusetts, with a market share of 6.5% in 2021. Our principal competitors within the Massachusetts homeowners insurance market are MAPFRE SA, Liberty Mutual and The Andover Companies, which held 12.2%, 9.2% and 6.2% market shares respectively in 2021 (according to S&P Global Market Intelligence).

Human Capital

At December 31, 2022, we employed 538 employees who all work in the New England region. The management team establishes hiring and compensation practices for our Company. The Board is periodically updated on key employee engagement and employee relations measures. In addition, the Board’s Compensation Committee is responsible for reviewing performance and approving compensation paid to senior leaders. Our Human Resources team, led by our Chief Financial Officer, supports the Compensation Committee in the execution of its responsibilities. In addition to the day-to-day support, they provide to our management team, the Human Resources team monitors the pulse of our employee population.

As noted in our 2021 Environmental, Social and Governance (“ESG”) Report, located on our Company website, we create a workplace where all employees are treated with dignity and respect, and individual differences are valued, all with the goal of securing the trust and satisfaction of our employees. The Company is committed to a policy of inclusiveness and is committed to actively seeking out highly-qualified candidates with diverse gender, race, color, religion, ethnicity, age, marital status, handicap, sexual orientation, gender identity or expression, and backgrounds. The Company prioritizes an environment where employees are respected, inspired to perform at their best, and are recognized for their contributions. We persistently work to improve the employee experience in support of our continuing strategic objective to attract, retain and develop talent in the insurance industry. Our commitment to a robust talent pool starts at the top. The Board engages with the Compensation Committee annually to review executive level compensation, consider key pipeline talent and conduct succession planning. In addition, our leadership team conducts a comprehensive annual review process across our organization each year. We have a history of promotion from within as approximately 20% of our organization has 25 years of experience at Safety.

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

Investments

Investment income is an important source of revenue for us and the return on our investment portfolio has a material effect on our net earnings. Our investment objective is to focus on maximizing total returns while investing conservatively. We maintain a high-quality investment portfolio consistent with our established investment policy. As of December 31, 2022, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

According to our investment guidelines, no more than 2.0% of our portfolio may be invested in the securities of any one issuer (excluding U.S. government-backed securities). In addition, no more than 0.5% of our portfolio may be invested in securities of any one issuer rated "Baa," or the lowest investment grade assigned by Moody's. Of the less than 15.0% of our portfolio invested in senior bank loans and high yield bonds at December 31, 2022, no more than 5.0% may be invested in the securities of any one issuer, no more than 10.0% may be invested in any issuers total outstanding debt issue, and a maximum of 10.0% may be invested in securities unrated or rated "B-" or below by Moody's. We continually monitor the mix of taxable and tax-exempt securities in an attempt to maximize our total after-tax return. We utilize the services of third-party investment managers.

We believe that the incorporation of material, non-financial factors into investment selection and risk management has the potential to enhance long-term investment returns. We incorporate Environmental, Social & Governance (“ESG”) factors managed for us by third-party investment managers. We measure our exposure to ESG risks at both individual asset classes and total portfolio levels.

The following table reflects the composition of our investment portfolio as of December 31, 2022 and 2021.

	As of December 31,
	2022		2021
	Estimated	% of	Estimated	% of
	Fair Value	Portfolio	Fair Value	Portfolio
U.S. Treasury Securities	$1,669	0.1%	$324	0.0%
Obligations of states and political subdivisions	54,069	3.9	116,302	7.4
Residential mortgage-backed securities (1)	234,502	16.7	241,464	15.4
Commercial mortgage-backed securities	139,931	10.0	150,883	9.6
Other asset-backed securities	68,731	4.9	83,596	5.3
Corporate and other securities	551,253	39.3	625,710	39.8
Subtotal, fixed maturity securities	1,050,155	74.9	1,218,279	77.5
Short term investments	-	-	-	-
Equity securities (2)	240,155	17.1	264,945	16.9
Other invested assets (3)	112,850	8.0	87,911	5.6
	$1,403,160	100.0%	$1,571,135	100.0%

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

The following table reflects our investment results for each of the three-year period ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,
	2022	2021	2020
Average cash and invested securities (at cost)	$1,462,761	$1,466,133	$1,401,881
Net investment income (1)	$46,725	$44,135	$41,045
Net effective yield (2)	3.2%	3.0%	2.9%

(1) After investment expenses, excluding realized investment gains or losses.

(2) Net investment income for the period divided by average invested securities and cash for the same period.

As of December 31, 2022, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured, senior bank loans and high yield bonds.

The composition of our fixed income security portfolio by rating is presented in the following table.

	As of December 31,
	2022		2021
	Estimated		Estimated
	Fair Value	Percent	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$234,152	22.3%	$242,911	19.9%
Aaa/Aa	237,191	22.6	276,059	22.7
A	201,943	19.2	279,187	22.9
Baa	202,763	19.3	231,267	19.0
Ba	61,619	5.9	60,822	5.0
B	93,633	8.9	103,086	8.5
Caa/Ca	4,489	0.4	4,284	0.4
Not rated	14,365	1.4	20,663	1.6
Total	$1,050,155	100.0%	$1,218,279	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations. Ratings in the table are as of the date indicated.

The Securities Valuation Office of the National Association of Insurance Commissioners (the "SVO") evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's Ratings Services and Moody's, while Categories 3-6 are the equivalent of below investment grade securities. SVO ratings are reviewed at least annually. At December 31, 2022, 65.5% of our available for sale fixed maturity investments were rated Category 1 and 18.3% were rated Category 2, the two highest ratings assigned by the SVO.

The following table indicates the composition of our fixed income security portfolio (at carrying value) by time to maturity as of December 31, 2022.

	As of December 31, 2022
	Estimated
	Fair Value	Percent
Due in one year or less	$4,665	0.4%
Due after one year through five years	269,852	25.7
Due after five years through ten years	296,368	28.2
Due after ten years through twenty years	34,623	3.3
Due after twenty years	1,483	0.1
Asset-backed securities (1)	443,164	42.3
Totals	$1,050,155	100.0%

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

Ratings

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns the Company an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on May 26, 2022. Such rating is the third highest rating of 13 ratings that A.M. Best assigns to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Poor)." Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have an excellent ability to meet their ongoing obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the Company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence.  A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed to purchasers of an insurance company's securities.

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

Insurance Regulation Concerning Dividends.  We rely on dividends from the Insurance Subsidiaries for our cash requirements. The insurance holding company law of Massachusetts requires notice to the Commissioner of any dividend to the shareholders of an insurance company. The Insurance Subsidiaries may not make an "extraordinary dividend" until thirty days after the Commissioner has received notice of the intended dividend and has not objected in such time. As historically administered by the Commissioner, this provision requires the prior approval by the Commissioner of an extraordinary dividend. An extraordinary dividend is defined as any dividend or distribution that, together with other distributions made within the preceding twelve months exceeds the greater of 10.0% of the insurer's surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as its earned surplus, and the insurer's remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2022, the statutory surplus of Safety Insurance was $782,200 and its net income for 2022 was $66,197. A maximum of $78,220 will be available during 2022 for such dividends without prior approval of the Commissioner.

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

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. In 2022, 2021, and 2020 all our ratios for all our Insurance Subsidiaries were within the normal range.

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

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2022, our Insurance Subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level.

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

Executive Officers and Directors

The table below sets forth certain information concerning our directors and executive officers as of the date of this annual report.

			Years
			Employed
Name	Age (1)	Position	by Safety
George M. Murphy	56	President, Chief Executive Officer	34
Christopher T. Whitford	40	Vice President, Chief Financial Officer and Secretary	10
James D. Berry	63	Vice President - Underwriting	40
John P. Drago	56	Vice President - Marketing	28
Ann M. McKeown	55	Vice President - Insurance Operations	33
Paul J. Narciso	59	Vice President - Claims	32
Stephen A. Varga	55	Vice President - Management Information Systems	30
Glenn R. Hiltpold	52	Vice President - Actuarial Services	23
David F. Brussard	71	Chairman of the Board, Director	-
Peter J. Manning	84	Director	-
Thalia M. Meehan	61	Lead Independent Director	-
Mary C. Moran	67	Director	-
John D. Farina	59	Director	-
Deborah E. Gray	59	Director	-
___________________
(1) As of February 16, 2023

George M. Murphy, CPCU, was appointed President and Chief Executive Officer of the Company effective April 1, 2016. He previously was the Vice President of Marketing since October 1, 2005. Mr. Murphy was appointed to the Board of Directors and to the Investment Committee in February 2016. Mr. Murphy has been employed by the Insurance Subsidiaries for over 34 years. Mr. Murphy is also on the Board of Trustees of the Insurance Library Association of Boston.

Christopher T. Whitford,  was appointed Chief Financial Officer, Vice President and Secretary of the Company on March 2, 2020. Mr. Whitford, a Certified Public Accountant in Massachusetts, has been employed by the Insurance Subsidiaries for over 10 years, previously serving as the Company’s Controller since 2012, and began his career at PricewaterhouseCoopers in 2005. Mr. Whitford serves on the Audit Committee of Guaranty Fund Management Services and also serves on the Audit Committee of the Massachusetts Property Insurance Underwriting Association.

James D. Berry, CPCU, was appointed Vice President of Underwriting of the Company in July 2015, and was named as Secretary of the Insurance Subsidiaries at that time. Prior to that, he served as the Vice President of Insurance Operations since October 2005. Mr. Berry has been employed by the Insurance Subsidiaries for over 40 years and has directed the Company's Massachusetts Private Passenger line of business since 2001. Mr. Berry is the Chairman of the Board of Directors of the FAIR Plan and previously served as the Chairman of that organizations Executive Committee. He has served on several committees of CAR including Market Review and Defaulted Brokers and also served on Computer Sciences Corporation Series II and Exceed advisory councils. He also serves as the Treasurer of the In Control Family Foundation, is a member of their Executive Committee and is the Chairman of that organization’s Business Development Committee.

John P. Drago was appointed Vice President of Marketing on February 1, 2016. Mr. Drago has been employed by the Insurance Subsidiaries for over 28 years and most recently served as Director of Marketing.

Ann M. McKeown was appointed Vice President of Insurance Operations of the Company on July 1, 2015. Ms. McKeown has been employed by the Insurance Subsidiaries for over 33 years wherein she has held management positions in the Underwriting, Information Technology, and Insurance Operations departments. Ms. McKeown has served on the MAIP Steering and Operations Committees of CAR.

Paul J. Narciso was appointed Vice President of Claims of the Company on August 5, 2013.  Mr. Narciso has held various adjusting and claims management positions with the Company since 1990.  Mr. Narciso has 36 years of claim experience having worked at two national carriers prior to joining Safety.  He has previously served on the Governing Board of the Massachusetts Insurance Fraud Bureau and the Claims Subcommittee at Commonwealth Automobile Reinsurers.

Stephen A. Varga was appointed Vice President of Management Information Systems of the Company on August 6, 2014. Mr. Varga has held various information technology positions with the Company since 1992 and most recently served as Senior Director of MIS.

Glenn R. Hiltpold was appointed Vice President of Actuarial Services of the Company on March 1, 2021. Mr. Hiltpold, a Fellow of the Casualty Actuarial Society, has held the Director of Actuarial Services position with the Company since 2004 and has been an employee of the Insurance Subsidiaries for 23 years.

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

Thalia M. Meehan was appointed Director of the Company on July 3, 2017 and Lead Independent Director on January 11, 2022. Ms. Meehan has also been appointed to serve as a member of the Investment Committee and the Nominating and Governance Committee, as well as Chairperson of the Compensation Committee of the Board. Ms. Meehan, a Chartered Financial Analyst, has over 30 years of experience in the investment sector. Ms. Meehan retired from Putnam Investments in 2016 with 27 years of experience and most recently served as a Team Leader and Portfolio Manager at Putnam Investments. Ms. Meehan currently serves on the Board of Cambridge Bancorp where she is a member of the Trust and Risk Committees. Ms. Meehan serves as Chairperson of the Nominating Committee and as a member of the Steering Committee of the Municipal Securities Rulemaking Board and the Advisory Committee of the Board of Boston Women in Public Finance.

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

John D. Farina was appointed Director of the Company on March 24, 2022. Mr. Farina recently retired from PricewaterhouseCoopers (“PwC”) as Northeast Managing Partner and as a member of PwC’s Global Board of Directors, where he was a member of the Risk & Quality and Operations Committees. He has 35 years of experience advising both domestic and multinational Fortune 500 companies on financial accounting, regulatory, and tax matters, with a deep expertise in the insurance industry. Mr. Farina also led PwC’s US Insurance Tax practice and has deep insurance industry expertise. During his time at PwC, Mr. Farina held a variety of senior leadership roles including Managing Partner of the Northeast Region, where he was responsible for approximately 3,800 partners and staff in five offices. In this role, he oversaw strategic planning, operations, finance, risk management, human capital, and marketing functions. Mr. Farina was elected by his fellow partners for two terms on both PwC’s US and Global Boards, providing 10 years of governance oversight to the firm. After retiring from PwC in 2021, Mr. Farina was elected to join the National Committee of St. Jude Children's Research Hospital in Memphis, Tennessee, where he serves as the Vice Chair of the Audit & Compliance Committee. Mr. Farina has also served on several non-profit boards, including the Greater Boston Chamber of Commerce. Mr. Farina received his BBA in Accounting from Evangel University and is a CPA in Massachusetts and Texas. Mr. Farina qualifies as an “Audit Committee Financial Expert” as defined by the U.S. SEC rules.

Deborah E. Gray was appointed Director of the Company on March 24, 2022. Ms. Gray has also been appointed to serve as a member of the Nominating and Governance Committee and the Compensation Committee. She joins the Board with over 30 years of experience as a corporate attorney and General Counsel for both publicly traded and private entities in a diverse range of industries, including high tech, ed tech, Software-as-a-Service (SaaS), professional services and life sciences. Her legal and business expertise with high-growth companies, ranging from start-ups to publicly traded multibillion-dollar corporations, are beneficial to Safety, particularly in relation to risk management, compliance, data privacy and security, and corporate governance matters. Ms. Gray has served in various General Counsel roles over her 30-year career, including most recently providing her expertise as an outside General Counsel to a variety of companies. She is also currently Vice President and General Counsel of The Achievement Network, a private, non-profit, national education and technology organization where she leads all day-to-day legal, data privacy and security, and compliance initiatives. Prior to this role, Ms. Gray served as Vice President, General Counsel and Secretary at Acquia, Inc., a SaaS company where she led the creation and build out of its global legal, data security and corporate compliance functions including M&A, commercial contracts, licensing, real estate, employment, corporate and board of directors governance. Previously she held senior positions with Charles River Laboratories, International, Sapient Corporation and Harcourt General. Ms. Gray began her legal career at WilmerHale in Boston where she specialized in mergers and acquisitions, public offerings and SEC compliance matters. She also currently serves on the Board of Directors for The Home for Little Wanderers, serving as Secretary and a member of the Executive Committee, is a Trustee Emerita of Colby College, and a former Overseer of the Boston Symphony Orchestra.

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

Approximately 52.0% of our direct written premiums for the year ended December 31, 2022 were generated from private passenger automobile insurance policies. As a result of our focus on that line of business, negative developments in the economic, competitive or regulatory conditions affecting the private passenger automobile insurance industry could have a material adverse effect on our results of operations and financial condition. In addition, these developments would have a disproportionate effect on us, compared to insurers which conduct operations in multiple business lines.

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

We are subject to economic and underwriting market conditions:

The impact of inflation and supply chain delays may increase loss severity.

Economic and market conditions outside of our control, such as inflation and supply chain issues, may adversely impact our underwriting profitability.

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

In order to reduce risk, to increase our underwriting capacity, and mitigate the volatility of losses on our financial condition and operations, we purchase reinsurance. The availability and the cost of reinsurance protection are subject to market conditions, which are outside of our control. As a result, we may not be able to successfully alleviate risk through these arrangements. For example, if reinsurance capacity for homeowner's risks were reduced as a result of terrorist attacks, climate change or other causes, we might seek to reduce the amount of homeowners business we write. As a result, the Company may not be able to successfully purchase reinsurance and transfer a portion of the Company’s risk through reinsurance arrangements. In addition, we are subject to credit risk with respect to our reinsurance because the ceding of risk to reinsurers does not relieve us of our liability to our policyholders. A significant reinsurer's insolvency or inability to make payments under the terms of a reinsurance treaty could have a material adverse effect on our results of operations or financial condition.

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

The reserves for losses and loss adjustment expenses that we have established are estimates of amounts needed to pay reported and unreported claims and related expenses based on facts and circumstances known to us as of the time we established the reserves. Reserves are based on historical claims information, industry statistics and other factors. The establishment of appropriate reserves is an inherently uncertain process. If our reserves are inadequate and are strengthened, we would have to treat the amount of such increase as a charge to our earnings in the period that the deficiency is recognized. As a result of these factors, there can be no assurance that our ultimate liability will not materially exceed our reserves and have a negative effect on our results of operations or financial condition.

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

The loss of key personnel could prevent us from fully implementing our business strategy and could significantly and negatively affect our financial condition or results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, and our ability to do so will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel.

Acquisitions may not produce the anticipated benefits and may result in unintended consequences, which could have a material adverse impact on our financial condition or results of operations.

We may not be able to successfully integrate acquired businesses or achieve the expected synergies as a result of such acquisitions. The process of integrating an acquired business can be complex and costly and may create unforeseen operating difficulties that could result in the business performing differently than we expected, including through the loss of customers or in our failure to realize anticipated increased revenue growth or expense-related efficiencies.

If our agency business does not perform well, we may be required to recognize an impairment of our goodwill.

Goodwill represents the excess of the amounts we paid to acquire businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The fair value of the reporting unit could decrease if new business, customer retention, profitability or other drivers of performance differ from expectations. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income (loss). These write downs could have a material adverse effect on our results of operations or financial condition.

Future sales of shares of our common stock by our existing shareholders in the public market, or the possibility or perception of such future sales, could adversely affect the market price of our stock.

Investors currently known to be the beneficial owners of greater than 5.0% of our outstanding common stock hold approximately 47.3% of the common stock of Safety Insurance Group, Inc. on a fully diluted basis. No prediction can be made as to the effect, if any, that future sales of shares by our existing shareholders, or the availability of shares for future sale, will have on the prevailing market price of our common stock from time to time. Sales of substantial amounts of our common stock in the public market by our existing shareholders, or the possibility or perception that such sales could occur, could cause the prevailing market prices for our common stock to decrease. If such sales reduce the market price of our common stock, our ability to raise additional capital in the equity markets may be adversely affected.

A proxy contest with an activist shareholder could cause us to incur significant costs, divert management’s attention and resources, and have an adverse effect on our business

Activist shareholders may engage in proxy solicitations, advance shareholder proposals or director nominations or otherwise attempt to affect changes or acquire control over us. Responding to these actions can be costly and time-consuming and divert the attention of our Board and management from the management of our operations and the pursuit of our business strategies, particularly if such activist shareholders advocate for actions that are not supported by other shareholders, our Board or management. In addition, perceived uncertainties as to our future direction may result in the loss of potential business opportunities, damage to our reputation and may make it more difficult to attract and retain qualified directors, personnel and business partners. These actions could also cause our stock price to experience periods of volatility.

We are subject to technology, cybersecurity and privacy risks:

Our business depends on the uninterrupted operation of our systems and business functions, including our information technology, telecommunications and other business systems. Our business continuity and disaster recovery plans may not sufficiently address all contingencies.

Our business is highly dependent upon our ability to execute, in an efficient and uninterrupted fashion, necessary business functions, such as processing new and renewal business, providing customer service, and processing and paying claims. A shut-down of or inability to access our facility, a power outage, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, systems failure or service denial could result in a deterioration in the level of service we provide to our agents and policyholders. We have established a business continuity plan in an effort to ensure the continuation of core business operations in the event that normal business operations could not be performed due to a catastrophic event. While we continue to test and assess our business continuity plan to ensure it meets the needs of our core business operations and addresses multiple business interruption events, there is no assurance that core business operations could be performed upon the occurrence of such an event, which may result in a material adverse effect on our financial position or results of operations.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2022, based upon fair value measurement, 74.9% of our investment portfolio was invested in fixed maturity securities, 17.1% in equity securities and 8.0% in other invested assets. Certain risks are inherent in connection with debt securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors.

We have a significant investment portfolio and adverse capital market conditions, including but not limited to volatility and credit spread changes, will impact the liquidity and value of our investments, potentially resulting in higher realized or unrealized losses. Values of our investments can also be impacted by reductions in price transparency and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations or financial condition.

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

Safety Insurance had been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. As a result of the lawsuit, the Company accrued a reserve of $6,500 for legal defense costs included in loss and loss adjustment expense during the year ended December 31, 2021. As of December 31, 2022, the claim against the Company was closed and the accrual of $6,500 was reversed.

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

Not Applicable

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 21, 2023, there were 20 holders of record of the Company's common stock, par value $0.01 per share, and we estimate another 17,280 held in "Street Name."

The closing price of the Company's common stock on February 21, 2023 was $87.32 per share. The Company’s common stock trades on the NASDAQ stock exchange under the symbol SAFT.

During 2022 and 2021, the Company’s Board of Directors declared four quarterly cash dividends to shareholders, which were paid and accrued in the amounts of $52,995 and $53,996, respectively. On February 22, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.90 per share to shareholders of record on March 1, 2023 payable on March 15, 2023. The Company plans to continue to declare and pay quarterly cash dividends in 2023, depending on the Company's financial position and the regularity of its cash flows.

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

The information called for by Item 201 (d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans will be contained in the Company's Proxy Statement for its Annual Meeting of Shareholders, which the Company intends to file with the U.S. Securities and Exchange Commission within 120 days after December 31, 2022 (the Company's fiscal year end), and such information is incorporated herein by reference.

For information regarding our share repurchase program, refer to Item 8—Financial Statements and Supplementary Data, Note 14, Share Repurchase Program, of this Form 10-K.

COMMON STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Stock, for the period beginning on December 31, 2017 and ending on December 31, 2022 with the cumulative total return of the NASDAQ Stock Market Index and a peer group comprised of seven selected property & casualty insurance companies over the same period. The peer group consists of Donegal Group, Inc., Erie Indemnity Company, Horace Mann Educators Corporation, The Hanover Insurance Group, Inc., Mercury General Corp., Selective Insurance Group, Inc., and United Fire Group. Note that this peer group has changed from prior years due to acquisition activity. The graph shows the change in value of an initial one hundred dollar investment over the period indicated, assuming re-investment of all dividends.

Comparative Cumulative Total Returns since December 31, 2017 Among
Safety Insurance Group, Inc.,
Property & Casualty Insurance Peer Group and the NASDAQ Stock Market Index

$160
$150
$140
$130
$120
$110
$100
$90
43100
43465
43830
44196
44561
44926
$156
$145
$132
$131
$129
$125
$124
$113
$110
$109
$109
$106
$103
$100
$94

Safety Insurance Group, Inc.	$100	$106	$124	$109	$125	$129
Property & Casualty Insurance Peer Group	$100	$110	$103	$131	$132	$109
NASDAQ Stock Market Index	$100	$94	$114	$113	$145	$156

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

Executive Summary and Overview

In this discussion, “Safety” refers to Safety Insurance Group, Inc. and “our Company,” “we,” “us” and “our” refer to Safety Insurance Group, Inc. and its consolidated subsidiaries. Our subsidiaries consist of Safety Insurance Company (“Safety Insurance”), Safety Indemnity Insurance Company (“Safety Indemnity”), Safety Property and Casualty Insurance Company (“Safety P&C”), Safety Northeast Insurance Company (“Safety Northeast”), Safety Northeast Insurance Agency, Inc. (“SNIA”), and Safety Management Corporation (“SMC”), which is SNIA’s holding company.

We are a leading provider of private passenger automobile (52.0% of our direct written premiums in 2022), commercial automobile, (17.4% of 2022 direct written premiums), and homeowners (25.3% of 2022 direct written premiums) insurance. In addition to these coverages, we offer a portfolio of other insurance products, including dwelling fire, umbrella and business owner policies (totaling 5.3% of 2022 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, Safety P&C, and Safety Northeast (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 843 in 1,071 locations throughout these three states during 2022. We have used these relationships and our extensive knowledge of the market to become the fifth largest private passenger automobile carrier and the second largest commercial automobile carrier in Massachusetts, capturing an approximate 7.7% and 12.6% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2022, according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”) based on automobile exposures. We are the third largest homeowners insurance carrier in Massachusetts, with a market share of 6.5% in 2021.

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an “A (Excellent)” rating. Our “A” rating was reaffirmed by A.M. Best on May 26, 2022.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and Maine in 2016. In November 2020, we formed a fourth insurance subsidiary, Safety Northeast, which became licensed to write insurance products in Massachusetts. The table below shows the amount of direct written premiums in each state during the years ended December 31, 2022, 2021, and 2020.

	Years Ended December 31,
Direct Written Premiums	2022	2021	2020
Massachusetts	$782,790	$765,007	$764,479
New Hampshire	36,519	34,261	32,334
Maine	4,009	2,871	1,899
Total	$823,318	$802,139	$798,712

Recent Events

On December 1, 2022, SNIA was established when the Company acquired the assets and operations of Northeast Metrowest Insurance Agency, Inc. (“Northeast / Metrowest”), an independent insurance agency, through its wholly-owned subsidiary, SMC. Since 1989, Northeast / Metrowest had provided personal and commercial insurance to properly protect its customers by determining the best coverage to suit their unique needs. Over time, Northeast / Metrowest had grown to include over $40 million in policy premiums. SNIA will operate as a stand-alone business operation, providing personal and commercial property and casualty insurance products to customers on behalf of the Insurance Subsidiaries and third-party insurance carriers.

The Company had been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our position is that no coverage existed for this peril. As a result of the lawsuit, the Company accrued a reserve of $6,500 for legal defense costs included in the loss and loss adjustment expenses during the year ended December 31, 2021. During the year ended December 31, 2022, the claim against the Company was closed and the accrual of $6,500 was reversed.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses incurred for the year ended December 31, 2022 increased by $30,252, or 6.6%, to $491,979 from $461,727 for the comparable 2021 period. The increase in losses is due to a return of pre-pandemic frequency in our private passenger automobile line of business and current market conditions including inflation and supply chain delays.

Loss, expense, and combined ratios calculated under U.S. generally accepted accounting principles for the quarter ended December 31, 2022 were 68.4%, 32.3%, and 100.7%, respectively, compared to 62.7%, 33.7%, and 96.4%, respectively, for the comparable 2021 period. Loss, expense, and combined ratios calculated under U.S. generally accepted accounting principles for the year ended December 31, 2022 were 64.9%, 32.3%, and 97.2%, respectively, compared to 59.6%, 33.4%, and 93.0%, respectively, for the comparable 2021 period. The 2022 decrease in the expense ratios in both periods is primarily driven by a decrease in contingent commission expense.

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

Catastrophe losses incurred by the type of event are shown in the following table.

	Years Ended December 31,
Event	2022	2021	2020
Windstorms and hailstorms	$-	$11,677	$7,291
Total losses incurred (1)	$-	$11,677	$7,291

(1)	Total losses incurred include losses plus defense and cost containment expenses and excludes adjusting and other claims settlement expenses.

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

Statutory Accounting Principles

Our results are reported in accordance with generally accepted accounting principles (“GAAP”), which differ from amounts reported in accordance with statutory accounting principles ("SAP") as prescribed by insurance regulatory authorities, which in general reflect a liquidating, rather than going concern concept of accounting. Specifically, under GAAP:

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

Our GAAP insurance ratios are presented in the following table for the periods indicated.

	Years Ended December 31,
	2022	2021	2020
GAAP ratios:
Loss ratio	64.9%	59.6%	52.5%
Expense ratio	32.3	33.4	34.6
Combined ratio	97.2%	93.0%	87.1%

Share-Based Compensation

On March 24, 2022, the Company’s Board of Directors adopted the Amended and Restated Safety Insurance Group, Inc. 2018 Long-Term Incentive Plan (the “Amended 2018 Plan”), which was subsequently approved by our shareholders at the 2022 Annual Meeting of Shareholders. The Amended 2018 Plan increases the share pool limit by adding 350,000 common shares to the previously adopted Safety Insurance Group, Inc. 2018 Long-Term Incentive Plan. The Amended 2018 Plan enables the grant of stock awards, performance shares, cash-based performance units, other stock-based awards, stock options, stock appreciation rights, and stock unit awards, each of which may be granted separately or in tandem with other awards. Eligibility to participate includes officers, directors, employees and other individuals who provide bona fide services to the Company. The Amended 2018 Plan supersedes the Company’s 2002 Management Omnibus Incentive Plan (“the 2002 Incentive Plan”).

The Amended 2018 Plan establishes a pool of 700,000 shares of common stock available for issuance to our employees and other eligible participants. The Board of Directors and the Compensation Committee intend to issue awards under the Amended 2018 Plan in the future.

The maximum number of shares of common stock between both the 2018 Amended Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At December 31, 2022, there were 444,216 shares available for future grant. Grants outstanding under the plans as of December 31, 2022, were comprised of 138,482 restricted shares.

Grants made under the Incentive Plan during the years 2020 through 2022 were as follows.

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

Reinsurance

We reinsure with other insurance companies a portion of our potential liability under the policies we have underwritten, thereby protecting us against an unexpectedly large loss or a catastrophic occurrence that could produce large losses, primarily in our homeowners line of business. We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the FAIR Plan. The reinsurance market has seen from the various software modelers, increases in the estimate of damage from hurricanes in the southern and northeast portions of the United States due to revised estimations of increased hurricane activity and increases in the estimation of demand surge in the periods following a significant event. We continue to manage and model our exposure and adjust our reinsurance programs as a result of the changes to the models. As of January 1, 2022, we purchased three layers of excess catastrophe reinsurance providing $590,000 of coverage for property losses in excess of $75,000 up to a maximum of $665,000. Our reinsurers’ co-participation is 80.0% of $75,000 for the 1st layer, 80.0% of $250,000 for the 2nd layer, and 80.0% of $265,000 for the 3rd layer. As a result of the changes to the models, our catastrophe reinsurance in 2022 protects us in the event of a “135-year storm” (that is, a storm of a severity expected to occur once in a 135-year period). Most of our reinsurers have an A.M. Best rating of “A+” (Superior) or “A” (Excellent).

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing commercial automobile insurance in Massachusetts. We also participate in the Massachusetts Property Insurance Underwriting Association (“FAIR Plan”), in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. The FAIR Plan buys reinsurance to reduce their exposure to catastrophe losses. On July 1, 2022, the FAIR Plan purchased $1,800,000 of catastrophe reinsurance for property losses with retention of $100,000.

We also had $115,058 due from CAR comprising of loss and loss adjustment expense reserves, unearned premiums and reinsurance recoverables.

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

Results of Operations

The following table shows certain of our selected financial results.

	Years Ended December 31,
	2022	2021	2020
Direct written premiums	$823,318	$802,139	$798,712
Net written premiums	$773,735	$764,526	$763,537
Net earned premiums	$758,505	$774,328	$771,078
Net investment income	46,725	44,135	41,045
Earnings from partnership investments	12,484	19,829	6,901
Net realized gains on investments	9,190	14,885	957
Change in net unrealized (losses) gains on equity investments	(44,386)	16,130	10,449
Credit loss benefit (expense)	14	363	(1,054)
Commission income	566	—	—
Finance and other service income	14,461	15,241	16,872
Total revenue	797,559	884,911	846,248
Loss and loss adjustment expenses	491,979	461,727	404,556
Underwriting, operating and related expenses	245,145	258,392	266,482
Other expense	330	—	—
Interest expense	524	522	440
Total expenses	737,978	720,641	671,478
Income before income taxes	59,581	164,270	174,770
Income tax expense	13,020	33,560	36,559
Net income	$46,561	$130,710	$138,211
Earnings per weighted average common share:
Basic	$3.17	$8.85	$9.25
Diluted	$3.15	$8.80	$9.18
Cash dividends paid per common share	$3.60	$3.60	$3.60

Reconciliation of Net Income to Non-GAAP Operating Income:

Net income	$46,561	$130,710	$138,211
Exclusions from net income:
Net realized gains on investments	(9,190)	(14,885)	(957)
Change in net unrealized (losses) gains on equity investments	44,386	(16,130)	(10,449)
Credit loss (benefit) expense	(14)	(363)	1,054
Income tax benefit	(7,388)	6,589	2,174
Non-GAAP Operating income	$74,355	$105,921	$130,033

Net income per diluted share	$3.15	$8.80	$9.18
Exclusions from net income:
Net realized gains on investments	(0.62)	(1.00)	(0.06)
Change in net unrealized losses (gains) on equity investments	3.02	(1.08)	(0.69)
Credit loss (benefit) expense	-	(0.02)	0.07
Income tax benefit	(0.50)	0.44	0.14
Non-GAAP Operating income per diluted share	$5.05	$7.14	$8.64

YEAR ENDED DECEMBER 31, 2022 COMPARED TO YEAR ENDED DECEMBER 31, 2021

Direct Written Premiums.  Direct written premiums for the year ended December 31, 2022 increased by $21,179, or 2.6%, to $823,318 from $802,139 for the comparable 2021 period. The increase in direct written premium is the result of new business production, improved retention, and rate increases.

Net Written Premiums.  Net written premiums for the year ended December 31, 2022 increased by $9,209, or 1.2%, to $773,735 from $764,526 for the comparable 2021 period. The 2022 increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the year ended December 31, 2022 decreased by $15,823, or 2.0%, to $758,505 from $774,328 for the comparable 2021 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Year Ended December 31,
	2022	2021
Written Premiums
Direct	$823,318	$802,139
Assumed	28,835	31,359
Ceded	(78,418)	(68,972)
Net written premiums	$773,735	$764,526

Earned Premiums
Direct	$803,289	$811,329
Assumed	28,976	30,583
Ceded	(73,760)	(67,584)
Net earned premiums	$758,505	$774,328

Net Investment Income.  Net investment income for the year ended December 31, 2022 increased by $2,590, or 5.9%, to $46,725 from $44,135 for the comparable 2021 period. The increase is a result of increases in interest rates on our fixed maturity portfolio as compared to the prior year. Net effective annual yield on the investment portfolio was 3.2% for the year ended December 31, 2022 compared to 3.0% for comparable 2021 period. Our duration was 3.8 years at December 31, 2022, compared to 3.6 years at December 31, 2021.

Earnings from Partnership Investments. Earnings from partnership investments were $12,484 for the year ended December 31, 2022 compared to $19,829 for the year ended December 31, 2021. The 2022 earnings reflect a decrease in investment appreciation and timing of cash proceeds received compared to the prior year. Timing and generation of these returns on capital can vary based on the results and transactions of the underlying partnerships.

Net Realized Gains on Investments.  Net realized gains on investments were $9,190 for the year ended December 31, 2022 compared to $14,885 for the comparable 2021 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, equity securities, including interests in mutual funds, and other invested assets were as follows:

	As of December 31, 2022

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,825	$—	$—	$(156)	$1,669
Obligations of states and political subdivisions	57,319	—	282	(3,532)	54,069
Residential mortgage-backed securities (1)	259,878	—	385	(25,761)	234,502
Commercial mortgage-backed securities	156,303	—	107	(16,479)	139,931
Other asset-backed securities	74,160	—	—	(5,429)	68,731
Corporate and other securities	603,294	(678)	740	(52,103)	551,253
Subtotal, fixed maturity securities	1,152,779	(678)	1,514	(103,460)	1,050,155
Equity securities (2)	231,444	—	31,857	(23,146)	240,155
Other invested assets (4)	112,850	—	—	—	112,850
Totals	$1,497,073	$(678)	$33,371	$(126,606)	$1,403,160

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

(3) Our investment portfolio included 1,195 securities in an unrealized loss position at December 31, 2022.

(4)  Other invested assets are accounted for under the equity method which approximates fair value.

The composition of our fixed income security portfolio by rating was as follows:

	As of December 31, 2022
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$234,152	22.3%
Aaa/Aa	237,191	22.6
A	201,943	19.2
Baa	202,763	19.3
Ba	61,619	5.9
B	93,633	8.9
Caa/Ca	4,489	0.4
Not rated	14,365	1.4
Total	$1,050,155	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of December 31, 2022, our portfolio of fixed maturity investments was principally comprised of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also presents the length of time that they have been in a continuous unrealized loss position of December 31, 2022.

	As of December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,669	$156	$—	$—	$1,669	$156
Obligations of states and political subdivisions	34,178	2,504	3,072	1,028	37,250	3,532
Residential mortgage-backed securities	140,855	12,254	70,956	13,507	211,811	25,761
Commercial mortgage-backed securities	110,073	11,632	24,653	4,847	134,726	16,479
Other asset-backed securities	41,113	2,358	27,618	3,071	68,731	5,429
Corporate and other securities	386,401	28,048	131,046	24,055	517,447	52,103
Subtotal, fixed maturity securities	714,289	56,952	257,345	46,508	971,634	103,460
Equity securities	116,881	21,198	6,209	1,948	123,090	23,146
Total temporarily impaired securities	$831,170	$78,150	$263,554	$48,456	$1,094,724	$126,606

The Company’s analysis of its fixed maturity portfolio at December 31, 2022 concluded that $678 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses at December 31, 2022, compared to $691 at December 31, 2021. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at December 31, 2022 and December 31, 2021 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

The majority of unrealized losses recorded on the investment portfolio at December 31, 2022 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Given our current level of liquidity, the fact that we do not intend to sell these securities, and that it is more likely than not that we will not be required to sell these securities prior to recovery of the cost basis of these securities, these decreases in values are viewed as being temporary.

For information regarding fair value measurements of our investment portfolio, refer to Item 8—Financial Statements and Supplementary Data, Note 16, Fair Value of Financial Instruments, of this Form 10-K.

Commission Income: Commission income includes revenues from new and renewal commissions paid by insurance carriers, which we recognize when earned.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income decreased by $780, or 5.1%, to $14,461 for the year ended December 31, 2022 from $15,241 for the comparable 2021 period. The decrease is primarily driven by a change in our late fee assessment policy.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the year ended December 31, 2022 increased by $30,252, or 6.6%, to $491,979 from $461,727 for the comparable 2021 period. The increase in losses is due to a return of pre-pandemic frequency in our private passenger automobile line of business and current market conditions including inflation and supply chain delays.

Our GAAP loss ratio for the years ended December 31, 2022 and 2021 were 64.9% and 59.6%, respectively. Our GAAP loss ratio excluding loss adjustment expenses was 56.0% and 50.0% for the years ended December 31, 2022 and 2021, respectively. Total prior year favorable development included in the pre-tax results for the year ended December 31, 2022 was $57,279, compared to $53,673, for the comparable 2021 period. The increase in the prior year favorable development in 2022 is primarily related to the reversal of $6,500 legal expense reserve during the second quarter of 2022.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the year ended December 31, 2022 decreased by $13,247, or 5.1%, to $245,145 from $258,392 for the comparable 2021 period. Our GAAP expense ratio for the year ended December 31, 2022 decreased to 32.3% from 33.4% for the comparable 2021 period. The 2022 decrease is driven by a decrease in contingent commission expense.

Other Expense: Other expense includes the operating and related expenses associated with SNIA.

Interest Expense.  Interest expense was $524 and $522 for the years ended December 31, 2022 and 2021, respectively. Interest expense primarily relates to the borrowing from the FHLB as noted within Item 8 – Financial Statements and Supplementary Data, Note 10, Debt, of this Form 10-K. The credit facility commitment fee included in interest expense was $75 for each of the years ended December 31, 2022 and 2021.

Income Tax Expense.  Our effective tax rates were 21.9% and 20.4% for the years ended December 31, 2022 and 2021, respectively. The effective rates for the year ended December 31, 2022 was higher than the statutory rate primary due to the impact of stock-based and executive compensation. The effective tax rates for the year end December 31, 2021 were lower than the statutory rates primarily due to the effects of tax-exempt investment income and the impact of stock-based compensation.

The comparison of results for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on February 28, 2022.

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

Net cash provided by operating activities was $44,326, $141,394, and $109,460 during the years ended December 31, 2022, 2021, and 2020, respectively.  Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet our liquidity requirements.

Net cash used for investing activities was $19,988, $65,989, and $35,524 for the years ended December 31, 2022, 2021, and 2020, respectively, as purchases of fixed maturity and equity securities exceeded proceeds from the sales, paydowns, calls and maturities of fixed maturity and equity securities.

Net cash used for financing activities was $62,641, $65,571, and $64,574 during the years ended December 31, 2022, 2021 and 2020, respectively. Net cash used for financing activities during the year ended December 31, 2022 and December 31, 2021 is comprised of dividend payments to shareholders and share buybacks, partially offset by the proceeds from a $5,000 borrowing from the FHLB-Boston on December 29, 2022. The borrowing was for a term of one-month, bearing interest at a rate of 4.34%, and was repaid on January 27, 2023. Net cash used for financing activities during the year ended December 31, 2020 is comprised of dividend payments to shareholders and share buybacks, partially offset by the proceeds from a $30,000 borrowing from the FHLB-Boston on March 17, 2020. The borrowing is for a term of five years, bearing interest at a rate of 1.42%. Interest is payable monthly, and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance.

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

Regulatory Matters

Our insurance company’s subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner. The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the

Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our Insurance Subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At year-end 2022, the statutory surplus of Safety Insurance was $782,200, and its net income for 2022 was $66,197. As a result, a maximum of $78,220 is available in 2022 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $703,980 at December 31, 2022. During the twelve months ended December 31, 2022, Safety Insurance recorded dividends to Safety of $94,260.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2022 and 2021 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 16, 2021	March 5, 2021	March 15, 2021	$0.90	$13,459
May 5, 2021	June 1, 2021	June 15, 2021	$0.90	$13,490
August 4, 2021	September 1, 2021	September 15, 2021	$0.90	$13,493
November 3, 2021	December 1, 2021	December 15, 2021	$0.90	$13,554
February 15, 2022	March 5, 2022	March 15, 2022	$0.90	$13,248
May 6, 2022	June 1, 2022	June 15, 2022	$0.90	$13,278
August 3, 2022	September 1, 2022	September 15, 2022	$0.90	$13,262
November 2, 2022	December 1, 2022	December 15, 2022	$0.90	$13,207

On February 15, 2023, our Board approved and declared a quarterly cash dividend on our common stock of $0.90 per share to be paid on March 15, 2023 to shareholders of record on March 1, 2023. We plan to continue to declare and pay quarterly cash dividends in 2023, depending on our financial position and the regularity of our cash flows.

On February 23, 2022, the Board approved a share repurchase program of up to $50,000 of the Company’s outstanding common shares.  The Board of Directors had cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. As of December 31, 2022, the Company had purchased 3,141,477 shares on the open market at a cost $150,000. As of December 31, 2021, the Company had purchased 2,970,573 shares on the open market at a cost of $135,397. In connection with the acquisition of Northeast / Metrowest, the Company reissued 58,113 shares valued at $5,000.

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

As of December 31, 2022, the Company had loss and LAE reserves of $549,598, unpaid reinsurance recoverables of $93,394 and net loss and LAE reserves of $456,204. Our loss and LAE reserves are estimates as described in more detail under Critical Accounting Policies and Estimates. The specific amounts and timing of obligations related to case reserves, IBNR reserves and related LAE reserves are not set contractually, and the amounts and timing of these obligations are unknown. While management believes that historical performance of loss payment patterns is a reasonable source for projecting future claims payments, there is inherent uncertainty in this estimated projected settlement of loss and LAE reserves, and as a result these estimates will differ, perhaps significantly, from actual future payments.

As part of the Company’s investment activity, we have committed $160,000 to investments in limited partnerships.  The Company has contributed $114,418 to these commitments as of December 31, 2022.  As of December 31, 2022, the remaining committed capital that could be called is $52,000, which includes potential recallable capital distributions.

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

Management determines our loss and loss adjustment expense reserves estimate based upon the analysis of our actuaries. A reasonable estimate is derived by selecting a point estimate within a range of indications as calculated by our actuaries using generally accepted actuarial techniques. The key assumption in most actuarial analysis is that past patterns of frequency and severity will repeat in the future, unless a significant change in the factors described above takes place. Our key factors and resulting assumptions are the ultimate frequency and severity of claims, based upon the most recent ten years of claims reported to the Company, and the data CAR reports to us to calculate our share of the residual market, as of the date of the applicable balance sheet. For each accident year and each coverage within a line of business our actuaries calculate the ultimate losses incurred. Our total reserves are the difference between the ultimate losses incurred and the cumulative loss and loss adjustment payments made to date. Our IBNR reserves are calculated as the difference between our total reserves and the outstanding case reserves at the end of the accounting period. To determine ultimate losses, our actuaries calculate a range of indications and select a point estimation using such actuarial techniques as:

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

 Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $423,452 to $481,902 as of December 31, 2022 compared to a range of $445,511 to $504,580 as of December 31, 2021. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and loss adjustment expense reserves based upon the analysis of our actuaries was $456,204 as of December 31, 2022 compared to $479,984 as of December 31, 2021.

 The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of December 31, 2022.

	As of December 31, 2022
Line of Business	Low	Recorded	High
Private passenger automobile	$179,072	$188,083	$194,457
Commercial automobile	98,783	106,920	109,347
Homeowners	79,920	86,064	93,927
All other	65,677	75,137	84,171
Total	$423,452	$456,204	$481,902

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of December 31, 2022.

	As of December 31, 2022
Line of Business	Case	IBNR	Total
Private passenger automobile	$231,603	$(43,528)	$188,075
CAR assumed private passenger auto	1	7	8
Commercial automobile	64,797	11,812	76,609
CAR assumed commercial automobile	18,099	12,213	30,312
Homeowners	80,253	(3,896)	76,357
FAIR Plan assumed homeowners	3,993	5,714	9,707
All other	39,984	35,152	75,136
Total net reserves for losses and LAE	$438,730	$17,474	$456,204

At December 31, 2022 and 2021, our total IBNR reserves for our private passenger automobile line of business were comprised of $(67,848) and $(60,228) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $24,320 and $17,352 related to our estimation for not yet reported losses, respectively.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 40.3% of our total reserves for CAR assumed commercial automobile business as of December 31, 2022 due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 58.9% of our total reserves for FAIR Plan assumed homeowners at December 31, 2022 due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of December 31, 2022.

	As of December 31, 2022
Line of Business	Retained	Assumed	Net
Private passenger automobile	$188,075
CAR assumed private passenger automobile		$8
Net private passenger automobile			$188,083
Commercial automobile	76,609
CAR assumed commercial automobile		30,312
Net commercial automobile			106,921
Homeowners	76,357
FAIR Plan assumed homeowners		9,707
Net homeowners			86,064
All other	75,136	—	75,136
Total net reserves for losses and LAE	$416,177	$40,027	$456,204

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the twelve months ended December 31, 2022, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $7,588. Each 1 percentage-point change in the loss and loss expense ratio would have had a $5,995 effect on net income, or $0.41 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the twelve months ended December 31, 2022. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.  A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(3,761)	$(1,881)	$—
Estimated increase in net income	2,972	1,486	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,881)	—	1,881
Estimated increase (decrease) in net income	1,486	—	(1,486)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,881	3,761
Estimated decrease in net income	—	(1,486)	(2,972)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,532)	(766)	—
Estimated increase in net income	1,210	605	—
No Change in Severity
Estimated (decrease) increase in reserves	(766)	—	766
Estimated increase (decrease) in net income	605	—	(605)
+1 Percent Change in Severity
Estimated increase in reserves	—	766	1,532
Estimated decrease in net income	—	(605)	(1,210)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,527)	(764)	—
Estimated increase in net income	1,206	603	—
No Change in Severity
Estimated (decrease) increase in reserves	(764)	—	764
Estimated increase (decrease) in net income	603	—	(603)
+1 Percent Change in Severity
Estimated increase in reserves	—	764	1,527
Estimated decrease in net income	—	(603)	(1,206)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,503)	(751)	—
Estimated increase in net income	1,187	594	—
No Change in Severity
Estimated (decrease) increase in reserves	(751)	—	751
Estimated increase (decrease) in net income	594	—	(594)
+1 Percent Change in Severity
Estimated increase in reserves	—	751	1,503
Estimated decrease in net income	—	(594)	(1,187)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the year ended December 31, 2022. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(303)	$303
Estimated increase (decrease) in net income	239	(239)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(97)	97
Estimated increase (decrease) in net income	77	(77)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $57,279, $53,673 and $54,844 during the years ended December 31, 2022, 2021, and 2020, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the years ended December 31, 2022, 2021 and 2020, respectively. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Year Ended December 31,
Accident Year	2022	2021	2020
2012 & prior	$(423)	$(1,609)	$(2,723)
2013	(880)	(194)	(822)
2014	(521)	(1,534)	(452)
2015	(2,057)	(2,757)	(3,265)
2016	(1,662)	(1,096)	(5,496)
2017	(3,749)	(4,682)	(10,726)
2018	(7,233)	(10,190)	(16,697)
2019	(12,520)	(16,810)	(14,663)
2020	(18,985)	(14,801)	—
2021	(9,249)	—	—
All prior years	$(57,279)	$(53,673)	$(54,844)

At the end of each period, the reserves were re-estimated for all prior accident years. Our prior year reserves decreased by $57,279, $53,673, and $54,844 for the years ended 2022, 2021, and 2020, respectively. The decreases in prior year reserves in 2022 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $20,241 in our retained automobile reserves and $32,963 in our retained other than auto and homeowner’s reserves. The decreases in prior year reserves in 2021 resulted from re-estimations of prior year’s ultimate loss and LAE liabilities and are primarily composed of reductions of $22,313 in our retained automobile reserves and $26,220 in our retained other than auto and homeowner reserves. The decrease in prior year reserves during 2020 are primarily composed of reductions of $26,902 in our retained automobile reserves and $21,717 in our retained homeowners reserves. It is not appropriate to extrapolate future favorable or unfavorable development of reserves from this past experience.

The following table presents information by line of business for prior year development of our net reserves for losses and LAE for the year ended December 31, 2022.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2012 & prior	$(343)	$(44)	$(53)	$17	$(423)
2013	(7)	(4)	(76)	(793)	(880)
2014	(24)	315	(204)	(608)	(521)
2015	(275)	(386)	(601)	(795)	(2,057)
2016	142	(217)	(670)	(917)	(1,662)
2017	(752)	(790)	(921)	(1,286)	(3,749)
2018	(2,271)	(1,479)	(2,196)	(1,287)	(7,233)
2019	(4,624)	(2,255)	(3,765)	(1,876)	(12,520)
2020	(5,945)	(2,699)	(6,829)	(3,512)	(18,985)
2021	15	(1,654)	(819)	(6,791)	(9,249)
All prior years	$(14,084)	$(9,213)	$(16,134)	$(17,848)	$(57,279)

To further clarify the effects of changes in our reserve estimates for CAR and other residual markets, the next two tables break out the information in the table above by source of the business (i.e., non-residual market vs. residual market).

The following table presents information by line of business for prior year development of retained reserves for losses and LAE for the year ended December 31, 2022 that is, all our reserves except for business ceded or assumed from CAR and other residual markets.

	Retained	Retained
	Private Passenger	Commercial	Retained	Retained
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2012 & prior	$(343)	$(44)	$(53)	$17	$(423)
2013	(7)	(4)	(76)	(793)	(880)
2014	(24)	315	(204)	(608)	(521)
2015	(275)	(342)	(601)	(795)	(2,013)
2016	142	(189)	(668)	(917)	(1,632)
2017	(752)	(680)	(922)	(1,286)	(3,640)
2018	(2,271)	(1,141)	(2,139)	(1,287)	(6,838)
2019	(4,624)	(1,773)	(3,578)	(1,876)	(11,851)
2020	(5,945)	(1,899)	(6,246)	(3,512)	(17,602)
2021	15	(400)	(628)	(6,791)	(7,804)
All prior years	$(14,084)	$(6,157)	$(15,115)	$(17,848)	$(53,204)

The following table presents information by line of business for prior year development of reserves assumed from residual markets for losses and LAE for the year ended December 31, 2022.

	CAR Assumed	CAR Assumed
	Private Passenger	Commercial	FAIR Plan
Accident Year	Automobile	Automobile	Homeowners	Total
2015	$—	$(44)	$—	$(44)
2016	—	(28)	(2)	(30)
2017	—	(110)	1	(109)
2018	—	(338)	(57)	(395)
2019	—	(482)	(187)	(669)
2020	—	(800)	(583)	(1,383)
2021	—	(1,254)	(191)	(1,445)
All prior years	$—	$(3,056)	$(1,019)	$(4,075)

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

 In estimating all our loss reserves, we follow the guidance prescribed by ASC 944, Financial Services-Insurance.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of December 31, 2022
Estimated fair value	$1,092,151	$1,050,155	$1,007,772
Estimated increase (decrease) in fair value	$41,996	$—	$(42,383)

As of December 31, 2021
Estimated fair value	$1,261,399	$1,218,279	$1,174,068
Estimated increase (decrease) in fair value	$43,120	$—	$(44,211)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At December 31, 2022, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2022, assuming that all of such debt is outstanding for the entire year.

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

SAFETY INSURANCE GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Safety Insurance Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Safety Insurance Group, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Losses and Loss Adjustment Expense Reserves – Refer to Notes 2 and 12 to the financial statements

Critical Audit Matter Description

The Company establishes loss and loss adjustment expense reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the expenses associated with investigating and paying the losses, or loss adjustment expenses. The loss and loss adjustment expense reserves are determined in accordance with commonly accepted actuarial reserving techniques on the basis of the Company’s historical information and experience. In determining the loss and loss adjustment expense reserves, the Company analyzes historical data and estimates the impact of various loss development factors, such as the Company’s historical loss experience and that of the industry, trends in claims frequency and severity, the Company’s mix of business, the Company’s claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation.

Given the subjectivity of estimating the ultimate cost to settle the liabilities for reported and unreported losses due to uncertainties caused by various factors including frequency and severity of claims, as well as future legislative, judicial, and legal uncertainties, performing audit procedures to evaluate whether the ultimate cost of loss and loss adjustment expense reserves were appropriately recorded as of December 31, 2022 required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

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

Northeast Metrowest Insurance Agency, Inc. Acquisition – Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company completed the acquisition of Northeast Metrowest Insurance Agency, Inc. (“Northeast”) on December 1, 2022. The Company accounted for the acquisition of Northeast under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationship intangible assets. Management estimated the fair value of such intangible assets using an income approach that considered cash flows expected to be generated by the acquired business relationships, a weighted average cost of capital discount rate reflecting the relative risk of achieving the anticipated cash flows, profits, the time value of money and other relevant inputs. Changes in the assumptions could impact the amount allocated to acquired intangible assets and ultimately the amount recorded as goodwill.

Given the fair value determination of customer relationship intangible assets requires management to make significant estimates and assumptions regarding projected cash flows and discount rates, performing audit procedures to evaluate the reasonableness of those estimates and assumptions required a high degree of auditor judgment, and an increased extent of effort, including involving fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of distribution and customer relationship intangible assets acquired from Northeast included the following, among others:

1.	We tested the effectiveness of controls over the valuation methodology used for these acquired intangible assets, including management’s controls over assumptions used in developing estimated future cash flows, and discount rates used to present value cash flows.

2.	We assessed the reasonableness of management’s forecasts by comparing the projection to historical cash flow results of Northeast, as well as to certain peer companies of Northeast. We also performed sensitivity analyses to evaluate the impact of changes in assumptions to the valuation of the customer relationship intangible assets.

3.	We assessed the knowledge, skill, ability and objectivity of management’s valuation specialist and evaluated the work performed.

4.	With the assistance of fair value specialists, we evaluated:

●	The reasonableness of the valuation methodology, and

●	The reasonableness of the discount rate used to present value the expected cash flows by:

a.	Testing the source information underlying the determination of the discount rate and testing mathematical accuracy of the calculation.

b.	Developing a range of independent estimates and comparing those to the discount rate selected by management to evaluate the inputs used in the calculation.

5.	We evaluated whether the estimated cash flows were consistent with evidence obtained in other areas of the audit.

6.	We tested the accuracy and evaluated the relevance of the data used by management on the date of the acquisition.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 28, 2023

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Safety Insurance Group, Inc.

Opinion on the Financial Statements

We have audited the consolidated statement of operations, comprehensive (loss) income, changes in shareholders’ equity and cash flows of Safety Insurance Group Inc and its subsidiaries (the “Company”) for the year ended December 31, 2020, including the related notes and schedules listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2021

We served as the Company’s auditor from 1983 to 2020.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,	December 31,
	2022	2021

Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,152,779 and $1,187,857, allowance for expected credit losses of $678 and $691)	$1,050,155	$1,218,279
Equity securities, at fair value (cost: $231,444 and $211,848)	240,155	264,945
Other invested assets	112,850	87,911
Total investments	1,403,160	1,571,135
Cash and cash equivalents	25,300	63,603
Accounts receivable, net of allowance for expected credit losses of $1,446 and $1,808	192,542	170,953
Receivable for securities sold	877	9,256
Accrued investment income	8,212	7,401
Taxes recoverable	—	1,508
Receivable from reinsurers related to paid loss and loss adjustment expenses	12,988	18,234
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	93,394	90,667
Ceded unearned premiums	28,453	23,795
Deferred policy acquisition costs	75,582	73,024
Deferred income taxes	21,074	—
Equity and deposits in pools	33,648	33,592
Operating lease right-of-use-assets	23,336	27,115
Goodwill	17,093	—
Intangible assets	7,856	—
Other assets	29,054	27,108
Total assets	$1,972,569	$2,117,391

Liabilities
Loss and loss adjustment expense reserves	$549,598	$570,651
Unearned premium reserves	433,375	413,487
Accounts payable and accrued liabilities	73,875	76,598
Payable for securities purchased	1,359	16,477
Payable to reinsurers	11,444	9,192
Deferred income taxes	—	15,240
Taxes payable	1,729	—
Debt	35,000	30,000
Operating lease liabilities	23,336	27,115
Other liabilities	30,854	31,458
Total liabilities	1,160,570	1,190,218

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,879,095 and 17,813,370 shares issued	179	178
Additional paid-in capital	222,049	216,070
Accumulated other comprehensive (loss) income, net of taxes	(80,538)	24,579
Retained earnings	815,309	821,743
Treasury stock, at cost: 3,083,364 and 2,970,573 shares	(145,000)	(135,397)
Total shareholders’ equity	811,999	927,173
Total liabilities and shareholders’ equity	$1,972,569	$2,117,391

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020

Net earned premiums	$758,505	$774,328	$771,078
Net investment income	46,725	44,135	41,045
Earnings from partnership investments	12,484	19,829	6,901
Net realized gains on investments	9,190	14,885	957
Change in unrealized gains on equity securities	(44,386)	16,130	10,449
Credit loss benefit (expense)	14	363	(1,054)
Commission income	566	—	—
Finance and other service income	14,461	15,241	16,872
Total revenue	797,559	884,911	846,248

Losses and loss adjustment expenses	491,979	461,727	404,556
Underwriting, operating and related expenses	245,145	258,392	266,482
Other expense	330	—	—
Interest expense	524	522	440
Total expenses	737,978	720,641	671,478

Income before income taxes	59,581	164,270	174,770
Income tax expense	13,020	33,560	36,559
Net income	$46,561	$130,710	$138,211

Earnings per weighted average common share:
Basic	$3.17	$8.85	$9.25
Diluted	$3.15	$8.80	$9.18

Cash dividends paid per common share	$3.60	$3.60	$3.60

Number of shares used in computing earnings per share:
Basic	14,607,483	14,828,736	15,002,755
Diluted	14,710,611	14,925,726	15,119,027

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$46,561	$130,710	$138,211

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains during the period, net of income tax (benefit) expense of ($26,013), ($4,569), and $6,936 .	(97,857)	(17,189)	26,093
Reclassification adjustment for net realized gains on investments included in net income, net of income tax expense of ($1,930), ($3,126), and ($201).	(7,260)	(11,759)	(756)
Other comprehensive (loss) income, net of tax:	(105,117)	(28,948)	25,337

Comprehensive (loss) income	$(58,556)	$101,762	$163,548

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	(Loss) Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2019	$177	202,321	28,190	661,553	(83,835)	$808,406
Net income	—	—	—	138,211	—	138,211
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	25,337	—	—	25,337
Restricted share awards issued	1	528	—	—	—	529
Recognition of employee share-based compensation	—	6,930	—	—	—	6,930
Dividends paid and accrued	—	—	—	(54,735)	—	(54,735)
Acquisition of treasury stock	—	—	—	—	(39,999)	(39,999)
Balance at December 31, 2020	178	209,779	53,527	745,029	(123,834)	884,679
Net income	—	—	—	130,710	—	130,710
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	(28,948)	—	—	(28,948)
Restricted share awards issued	—	475	—	—	—	475
Recognition of employee share-based compensation	—	5,816	—	—	—	5,816
Dividends paid and accrued	—	—	—	(53,996)	—	(53,996)
Acquisition of treasury stock	—	—	—	—	(11,563)	(11,563)
Balance at December 31, 2021	178	216,070	24,579	821,743	(135,397)	927,173
Net income	—	—	—	46,561	—	46,561
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(105,117)	—	—	(105,117)
Restricted share awards issued	1	—	—	—	—	1
Recognition of employee share-based compensation	—	5,979	—	—	—	5,979
Dividends paid and accrued	—	—	—	(52,995)	—	(52,995)
Reissuance of treasury stock					5,000	5,000
Acquisition of treasury stock	—	—	—	—	(14,603)	(14,603)
Balance at December 31, 2022	$179	$222,049	$(80,538)	$815,309	$(145,000)	$811,999

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$46,561	$130,710	$138,211
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	1,693	4,234	6,541
Fixed asset depreciation, net	6,610	6,896	7,527
Stock based compensation	5,980	6,292	7,459
(Credit) provision for deferred income taxes	(8,371)	5,323	5,159
Net realized gains on investments	(9,190)	(14,885)	(957)
Credit loss (benefit) expense	(14)	(363)	1,054
Earnings from partnership investments	(8,388)	(13,896)	(1,932)
Change in net unrealized gains on equity securities	44,386	(16,130)	(10,449)
Changes in assets and liabilities:
Accounts receivable, net	(21,589)	8,194	14,222
Accrued investment income	(811)	644	359
Receivable from reinsurers	2,519	10,842	13,948
Ceded unearned premiums	(4,658)	(1,389)	12,776
Deferred policy acquisition costs	(2,558)	1,938	(675)
Taxes recoverable/payable	3,237	(1,229)	724
Other assets	(6,477)	(3,346)	(15)
Loss and loss adjustment expense reserves	(21,053)	3,070	(42,985)
Unearned premium reserves	19,888	(8,414)	(20,318)
Accounts payable and accrued liabilities	(2,680)	(2,876)	4,310
Payable to reinsurers	2,252	956	(4,675)
Other liabilities	(3,011)	24,823	(20,824)
Net cash provided by operating activities	44,326	141,394	109,460

Cash flows from investing activities:
Fixed maturities purchased	(215,092)	(355,561)	(217,269)
Short term investments purchased	—	—	(441)
Equity securities purchased	(52,192)	(59,296)	(49,326)
Other invested assets purchased	(20,204)	(32,814)	(11,868)
Proceeds from sales and paydowns of fixed maturities	154,491	213,665	126,555
Proceeds from maturities, redemptions, and calls of fixed maturities	86,406	144,910	86,390
Proceed from sales of equity securities	43,348	26,724	34,542
Proceeds from other invested assets redeemed	2,933	4,608	5,839
Acquisition, net of cash received	(17,586)	—	—
Fixed assets purchased	(2,092)	(8,225)	(9,946)
Net cash used for investing activities	(19,988)	(65,989)	(35,524)

Cash flows from financing activities:
Proceeds from FHLB loan	5,000	—	30,000
Dividends paid to shareholders	(53,038)	(54,008)	(54,575)
Acquisition of treasury stock	(14,603)	(11,563)	(39,999)
Net cash used for financing activities	(62,641)	(65,571)	(64,574)

Net decrease in cash and cash equivalents	(38,303)	9,834	9,362
Cash and cash equivalents at beginning of year	63,603	53,769	44,407
Cash and cash equivalents at end of period	$25,300	$63,603	$53,769

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Federal and state income taxes	$19,119	$29,190	$31,080
Interest	$507	$507	$388

The accompanying notes are an integral part of these financial statements.

1.	Basis of Presentation

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, Safety Northeast Insurance Company, Safety Northeast Insurance Agency, Inc. (“SNIA”), and Safety Management Corporation (“SMC”), which is SNIA’s holding company. All intercompany transactions have been eliminated.

The Company was incorporated on June 25, 2001 in the State of Delaware. On October 16, 2001, the Company acquired all of the issued and outstanding common stock of Thomas Black Corporation (“TBC”) and its property and casualty subsidiaries. TBC subsequently merged with and into Safety Insurance Group, Inc. with Safety Insurance Group, Inc. being the corporation surviving the merger.

The Company is a leading provider of property and casualty insurance, focused primarily on the Massachusetts market. The Company’s principal product line is private passenger automobile insurance, which accounted for 52.0% of its direct written premiums in 2022. The Company primarily operates through its insurance company subsidiaries, Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, and Safety Northeast Insurance Company (together referred to as the “Insurance Subsidiaries”).

The Insurance Subsidiaries began writing private passenger automobile and homeowners insurance in New Hampshire during 2008, personal umbrella insurance in New Hampshire during 2009, and commercial automobile insurance in New Hampshire during 2011. The Insurance Subsidiaries began writing all of these lines of business in Maine during 2016.

Safety Northeast Insurance Agency, Inc., was established on December 1, 2022, when the Company acquired the assets and operations of Northeast Metrowest Insurance Agency, Inc. (“Northeast / Metrowest”), an independent insurance agency, through its wholly-owned subsidiary, SMC. SNIA provides personal and commercial property and casualty insurance products to customers on behalf of the Insurance Subsidiaries and third-party insurance carriers. The Company conducted business with Northeast / Metrowest prior to its acquisition. During the eleven months prior to December 1, 2022, all commissions paid to Northeast / Metrowest were reflected as expenses and were conducted at standard market rates.

As part of the purchase of SNIA, the Company paid cash, reissued treasury stock of $5,000 and incurred a contingent liability of $2,407, included in other liabilities, which is expected to be paid one year after the transaction.

Management has assessed and concluded that there were no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements were issued.

2.	Summary of Significant Accounting Policies

Investments

Investments in fixed maturities, which include taxable and non-taxable bonds and redeemable preferred stocks, are reported at fair value. Fair values for fixed maturity securities are based on estimates obtained from independent pricing services. Unrealized gains or losses on fixed maturity securities reported at fair value are excluded from earnings and reported in a separate component of shareholder’s equity known as “accumulated other comprehensive income net of taxes” until realized. For fixed maturities that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component as credit loss expense. The impairment related to all other factors (non-credit factors) is reported in accumulated other comprehensive income. The allowance for expected credit losses is adjusted for any additional credit losses and subsequent recoveries. Upon recognizing a credit loss, the cost basis is not adjusted. See Note 3 for further details of the Company’s accounting for impairments of available-for-sale investments.

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

Cash and Cash Equivalents

Cash and cash equivalents includes money market accounts and U.S. Treasury bills with original maturities of three months or less from the date of purchase. U.S. Treasury bills are stated at amortized cost, which approximates fair value.

Accounts Receivable

Amounts included in accounts receivable represent premiums as well as finance charges, the majority of which are billed on a monthly installment basis. Accounts receivable are stated net of allowances for doubtful accounts. At December 31, 2022 and 2021, these allowances were $1,446 and $1,808, respectively. Uncollected premium balances over ninety days past due are written off.

Deferred Policy Acquisition Costs

Amounts that vary with and are primarily related to the successful acquisition of a new or renewal insurance contract, principally commissions and premium taxes, are deferred and amortized ratably over the effective period of the policy. All other acquisition expenses are expensed as incurred. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is not taken into account in measuring the recoverability of the carrying value of this asset. Amortization of acquisition costs in the amount of $146,013, $146,573 and $146,955 were included in underwriting, operating and other expenses for the years ended 2022, 2021 and 2020, respectively.

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

Equipment and Leasehold Improvements

Property, equipment, leasehold improvements, and software which are included in other assets are carried at cost less accumulated depreciation. Depreciation is provided using the straight- line or accelerated method over the estimated useful lives of the related assets, which range from 3 to 10 years. Amortization of leasehold improvements is provided using the straight-line method over the term of the lease. The costs of computer software developed or obtained for internal use are capitalized and amortized over the estimated life of the business system, beginning when the software is ready for its intended use. Maintenance and repairs are charged to expense as incurred

Business Combinations

The Company accounts for acquisitions of entities that qualify as businesses using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Purchase consideration is allocated to the assets acquired, including customer relationship intangible assets, and liabilities assumed based on their estimated fair values at acquisition. Management estimated the fair value of such intangible assets using an income approach that considered cash flows expected to be generated by the acquired business relationships, a weighted average cost of capital discount rate reflecting the relative risk of achieving the anticipated cash flows, profits, the time value of money, and other relevant inputs. The excess of the total purchase consideration over the fair value of the identified net assets acquired is recognized as goodwill. The results of acquired businesses are included in the results of operations beginning from the date of acquisition. Acquisition related costs are expensed as incurred. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the allocation of purchase consideration and to the fair values of assets acquired and liabilities assumed to the extent that additional information becomes available. After this period, any subsequent adjustments are recorded in earnings.

Goodwill

Goodwill generated through acquisition is carried at cost, net of impairments. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently when indicators of potential impairment exist. Management first evaluates impairment of goodwill by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after performing the qualitative assessment, management determines it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a quantitative assessment to determine the fair value of the reporting unit. Management’s determination of the fair value of the reporting unit incorporates multiple inputs into discounted cash flow calculations, including levels of economic capital required to support the business, future business growth, earnings projections, and the weighted average cost of capital used for purposes of discounting. Goodwill is impaired up to the amount that the carrying value of the reporting unit exceeds the fair value. The Company did not recognize any goodwill impairments during the year ended December 31, 2022.

Intangible Assets

Acquired intangible assets are amortized over their useful lives on a straight-line basis over the period of expected benefit, generally 10 years. The Company recognized $44 of amortization expense for the year ended December 31, 2022 and expects to recognize $786 of amortization expense annually. Intangible assets are assessed for impairment generally when events or circumstances indicate a potential impairment. If it is determined that the carrying amount of the asset is not recoverable, the asset is written down to fair value and an impairment loss is recognized. The Company did not identify any impairment indicators during the year ended December 31, 2022.

Revenue Recognition

The Company recognizes revenue under both ASC 944, Financial Services – Insurance (“ASC 944”) and ASC 606, Revenue from Contracts with Customers (“ASC 606”).

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

Premiums received in advance of the policy effective date are recorded as a liability and not recognized as income until earned. Such amounts are included in accounts payable and accrued liabilities and totaled $12,858 and $10,630 at December 31, 2022 and 2021, respectively.

Finance and other service income primarily include revenues from premium installment charges, which are recognized when earned.

Commission revenue includes new and renewal commissions paid by insurance carriers. These commissions are earned at the later of the effective date or billing date, as all rights are passed to the insured, the obligation to pay a claim resides with the insurance carrier, and no further performance obligation exists for the Company. Under the terms of its contracts with insurance carriers, the Company can earn additional, variable commission revenue in the form of annual contingent underwriting commissions (“CUC”) based on the underwriting performance of the insurance book of business. Each carrier contract and related CUC is calculated independently. Under ASC 606, the Company must estimate the amount of consideration that will be received in the coming year such that a significant reversal of revenue is not probable. As such, CUC is recognized as a contract asset as policies are issued using applicable premium and payout factors based on the estimated loss ratio from the contract.

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

Advertising Costs

Advertising costs are charged to expense when they are incurred. Total advertising costs were $2,399, $2,232 and $2,311 for the years ended December 31, 2022, 2021, and 2020, respectively, and are included in underwriting, operating and related expenses.

Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The method of allocation among members of the consolidated group is subject to a written agreement approved by the Board of Directors (the “Board”). The consolidated tax liability is allocated on the basis of the members’ proportionate contribution to consolidated taxable income.

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes, and for other temporary taxable and deductible differences as defined by ASC 740, Income Taxes. A valuation allowance is established where management has assessed that it is more likely than not that the Company will not be able to utilize the full deferred tax asset.

Earnings per Weighted Average Common share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted earnings per share amounts are based on the weighted average number of common shares including non-vested performance stock grants.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Years Ended December 31,
	2022	2021	2020
Earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations	$46,561	$130,710	$138,211
Allocation for participating shares	(205)	575	636
Net income from continuing operations attributed to common shareholders	$46,356	$131,285	$138,847
Earnings per share denominator - basis and diluted
Total weighted average common shares outstanding, including participating shares	14,672,234	14,894,532	15,071,955
Less: weighted average participating shares	(64,751)	(65,796)	(69,200)
Basic earnings per share denominator	14,607,483	14,828,736	15,002,755
Common equivalent shares- non-vested performance stock grants	103,128	96,990	116,272
Diluted earnings per share denominator	14,710,611	14,925,726	15,119,027

Basic earnings per share	$3.17	$8.85	$9.25
Diluted earnings per share	$3.15	$8.80	$9.18

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$3.17	$8.85	$9.25
Dividends declared	(3.60)	(3.60)	(3.60)
Undistributed earnings	$(0.43)	$5.25	$5.65

Net income from continuing operations attributable to common shareholders -Diluted	$3.15	$8.80	$9.18
Dividends declared	(3.60)	(3.60)	(3.60)
Undistributed earnings	$(0.45)	$5.20	$5.58

Diluted EPS excludes non vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. There were no anti-dilutive non-vested performance stock grants for the years ended December 31, 2022, 2021 and 2020.

Share-Based Compensation

ASC 718, Compensation —Stock Compensation (“ASC 718”), requires the Company to measure and recognize the cost of employee services received in exchange for an award of equity instruments. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which amends the guidance for the impairment of financial instruments and is expected to result in more timely recognition of impairment losses. The update introduces an impairment model referred to as the current expected credit loss (“CECL”) model. The impairment model is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is also intended to reduce the complexity of the current guidance by decreasing the number of credit impairment models that entities use to account for debt instruments. For public business entities that are SEC filers, the amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the updated guidance on January 1, 2020 using the modified retrospective approach. The updated guidance did not have a material impact on the opening balance of retained earnings. The Company has elected not to measure expected credit losses for accrued interest receivables related to its finance receivables and fixed maturity securities. At January 1, 2020, the Company recognized an allowance for expected credit losses related to its available-for-sale (“AFS”) debt securities of $2,510.

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

	As of December 31, 2022

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,825	$—	$—	$(156)	$1,669
Obligations of states and political subdivisions	57,319	—	282	(3,532)	54,069
Residential mortgage-backed securities (1)	259,878	—	385	(25,761)	234,502
Commercial mortgage-backed securities	156,303	—	107	(16,479)	139,931
Other asset-backed securities	74,160	—	—	(5,429)	68,731
Corporate and other securities	603,294	(678)	740	(52,103)	551,253
Subtotal, fixed maturity securities	1,152,779	(678)	1,514	(103,460)	1,050,155
Equity securities (2)	231,444	—	31,857	(23,146)	240,155
Other invested assets (4)	112,850	—	—	—	112,850
Totals	$1,497,073	$(678)	$33,371	$(126,606)	$1,403,160

	As of December 31, 2021

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$318	$—	$6	$—	$324
Obligations of states and political subdivisions	111,578	—	4,847	(123)	116,302
Residential mortgage-backed securities (1)	237,026	—	5,941	(1,503)	241,464
Commercial mortgage-backed securities	146,318	—	5,007	(442)	150,883
Other asset-backed securities	83,376	—	475	(255)	83,596
Corporate and other securities	609,241	(691)	20,647	(3,487)	625,710
Subtotal, fixed maturity securities	1,187,857	(691)	36,923	(5,810)	1,218,279
Equity securities (2)	211,848	—	54,861	(1,764)	264,945
Other invested assets (4)	87,911	—	—	—	87,911
Totals	$1,487,616	$(691)	$91,784	$(7,574)	$1,571,135
(1)	Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 1,195 and 444 securities in an unrealized loss position at December 31, 2022 and December 31, 2021, respectively.
(4)	Other invested assets are accounted for under the equity method which approximates fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2022
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$4,899	$4,665
Due after one year through five years	289,109	269,852
Due after five years through ten years	328,816	296,368
Due after ten years through twenty years	38,044	34,623
Due after twenty years	1,570	1,483
Asset-backed securities	490,341	443,164
Totals	$1,152,779	$1,050,155

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Years Ended December 31,
	2022	2021	2020
Gross realized gains
Fixed maturity securities	$1,511	$3,666	$1,645
Equity securities	12,367	12,275	6,864
Gross realized losses
Fixed maturity securities	(2,987)	(1,036)	(2,166)
Equity securities	(1,701)	(20)	(5,386)
Net realized gains on investments	$9,190	$14,885	$957

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

The following tables as of December 31, 2022 and 2021 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,669	$156	$—	$—	$1,669	$156
Obligations of states and political subdivisions	34,178	2,504	3,072	1,028	37,250	3,532
Residential mortgage-backed securities	140,855	12,254	70,956	13,507	211,811	25,761
Commercial mortgage-backed securities	110,073	11,632	24,653	4,847	134,726	16,479
Other asset-backed securities	41,113	2,358	27,618	3,071	68,731	5,429
Corporate and other securities	386,401	28,048	131,046	24,055	517,447	52,103
Subtotal, fixed maturity securities	714,289	56,952	257,345	46,508	971,634	103,460
Equity securities	116,881	21,198	6,209	1,948	123,090	23,146
Total temporarily impaired securities	$831,170	$78,150	$263,554	$48,456	$1,094,724	$126,606

	As of December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	2,985	85	1,012	38	3,997	123
Residential mortgage-backed securities	97,116	1,502	11	1	97,127	1,503
Commercial mortgage-backed securities	29,660	442	—	—	29,660	442
Other asset-backed securities	39,266	255	—	—	39,266	255
Corporate and other securities	181,470	3,140	11,436	347	192,906	3,487
Subtotal, fixed maturity securities	350,497	5,424	12,459	386	362,956	5,810
Equity securities	19,457	1,559	1,029	205	20,486	1,764
Total temporarily impaired securities	$369,954	$6,983	$13,488	$591	$383,442	$7,574

At December 31, 2022, U.S. Government residential mortgage backed securities with a fair value of $40,195 are pledged as collateral for a borrowing with the Federal Home Loan Bank of Boston (“FHLB-Boston”) as described in Note 10 – Debt. These securities are included in fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

As of December 31, 2022, the Company concluded that $678 of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses, compared to $691 as of December 31, 2021. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at December 31, 2022 and 2021 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following tables represent a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Year Ended December 31,
	2022	2021
Beginning of period	$691	$1,054
Credit losses on securities with no previously recorded credit losses	193	9
Net increases (decreases) in allowance on previously impaired securities	98	(137)
Reduction due to sales	(304)	(235)
Writeoffs charged against allowance	—	—
Recoveries of amounts previously written off	—	—
Ending balance of period	$678	$691

The Company holds no subprime mortgage debt securities. All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Net Investment Income

The components of net investment income were as follows for the periods indicated.

	Years Ended December 31,
	2022	2021	2020
Interest on fixed maturity securities	$40,886	$36,160	$37,727
Dividends on equity securities	6,746	6,421	5,044
Equity in earnings of other invested assets	2,304	4,895	1,378
Interest on other assets	61	22	27
Total Investment Income	49,997	47,498	44,176
Investment expenses	3,272	3,363	3,131
Net investment income	$46,725	$44,135	$41,045

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

The following tables present the balances of premiums receivable, net of the allowance for expected credit losses, for the years ended December 31, 2022 and 2021, and changes in the allowance for expected credit losses for the years ended December 31, 2022 and 2021.

	At and For the		At and For the
	Year Ended December 31, 2022		Year ended December 31, 2021
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$170,953	$1,808	$179,147	$1,754
Current period change for expected credit losses		1,339		2,339
Writeoffs of uncollectable accounts receivable		(1,701)		(2,285)
Balance, end of period	$192,542	$1,446	$170,953	$1,808

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program, which represents 94% of the total reinsurance recoverable on paid and unpaid losses at December 31, 2022 and 2021, respectively. The remaining 6% of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of December 31, 2022 and 2021, all reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at December 31, 2022 or 2021.

5.	Equipment and Leasehold Improvements

The carrying value of equipment and leasehold improvements by classification was as follows for the periods indicated. Equipment and leasehold improvements are included in other assets in the consolidated balance sheets.

	As of December 31,
	2022	2021
Software	$58,079	$57,463
Computer equipment	15,649	15,425
Leasehold improvements	8,264	8,264
Other equipment	3,132	3,132
Furniture and fixtures	4,346	4,346
Total cost	89,470	88,630
Less accumulated depreciation and amortization	71,342	65,188
Equipment and leasehold improvements, net	$18,128	$23,442

Depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020 was $7,876, $6,896 and $7,526, respectively and is included in underwriting, operating and related expenses.

6.	Employee Benefit Plan

The Company sponsors the Safety Insurance Company 401(k) qualified defined contribution retirement plan (the “Retirement Plan”). The Retirement Plan is available to all eligible employees of the Company. An employee must be 21 years of age to be eligible to participate in the Retirement Plan and is allowed to contribute on a pre-tax basis up to the maximum allowed under federal law. The Retirement Plan is administered by the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974. At the close of each Retirement Plan year, the Company makes a matching contribution equal to 100% of the amount each participant contributed during the plan year from their total pay, up to a maximum amount of 8% of the participant’s base salary, to those participants who have contributed to the Retirement Plan and were employed on the last day of the Retirement Plan year. Compensation expense related to the Retirement Plan was $3,382, $3,433, and $3,388 for the years ended December 31, 2022, 2021, and 2020, respectively.

7.	Share-Based Compensation

2018 Long Term Incentive Plan

On March 24, 2022, the Company’s Board of Directors adopted the Amended and Restated Safety Insurance Group, Inc. 2018 Long-Term Incentive Plan (“the Amended 2018 Plan”), which was subsequently approved by our shareholders at the 2022 Annual Meeting of Shareholders. The Amended 2018 Plan increases the share pool limit by adding 350,000 common shares to the previously adopted Safety Insurance Group, Inc. 2018 Long-Term Incentive Plan. The Amended 2018 Plan enables the grant of stock awards, performance shares, cash-based performance units, other stock-based awards, stock options, stock appreciation rights, and stock unit awards, each of which may be granted separately or in tandem with other awards. Eligibility to participate includes officers, directors, employees and other individuals who provide bona fide services to the Company. The Amended 2018 Plan supersedes the Company’s 2002 Management Omnibus Incentive Plan (“the 2002 Incentive Plan”).

The Amended 2018 Plan establishes a pool of 700,000 shares of common stock available for issuance to our employees and other eligible participants. The Board of Directors and the Compensation Committee intend to issue awards under the Amended 2018 Plan in the future.

The maximum number of shares of common stock between the Amended 2018 Plan and the 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At December 31, 2022, there were 444,216 shares available for future grant.

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

All of the Company’s restricted stock awards are issued as incentive compensation and are equity classified.

The following table summarizes restricted stock activity under the Amended 2018 Plan assuming a target payout for the performance-based shares.

	Years Ended December 31,
	2022		2021		2020
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	65,171	$84.30	66,550	$85.16	78,202	$79.09
Granted	38,864	85.22	39,840	79.27	34,799	90.10
Vested and unrestricted	(38,328)	86.02	(40,763)	80.82	(43,757)	78.10
Forfeited	(2,294)	83.10	(456)	81.17	(2,694)	87.70
Outstanding at end of period	63,413	$83.87	65,171	$84.30	66,550	$85.16

	Years Ended December 31,
	2022		2021		2020
	Performance-based	Weighted	Performance-based	Weighted	Performance-based	Weighted
	Shares Under	Average	Shares Under	Average	Shares Under	Average
	Restriction	Fair Value	Restriction	Fair Value	Restriction	Fair Value
Outstanding at beginning of year	72,418	$86.53	71,964	$84.94	84,105	$79.34
Granted (1)	31,828	86.35	49,460	77.56	36,649	84.68
Vested and unrestricted	(26,504)	92.52	(48,666)	75.05	(42,123)	73.55
Forfeited	(2,673)	83.01	(340)	87.43	(6,667)	84.86
Outstanding at end of period	75,069	$84.46	72,418	$86.53	71,964	$84.94

(1) Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives.

As of December 31, 2022, there was $5,370 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.4 years. The total fair value of the shares that were vested and unrestricted during the years ended December 31, 2022, 2021, and 2020 was $5,749, $6,947 and $6,516, respectively. For the years ended December 31, 2022, 2021, and 2020, the Company recorded compensation expense related to awards under the Incentive Plan of $4,724, $4,971, and $5,893, net of income tax benefit of $1,256, $1,321, and $1,566, respectively.

8.	Commitments and Contingencies

Commitments

As part of the Company’s investment activity, we have committed $160,000 to investments in limited partnerships. The Company has contributed $114,418 to these commitments as of December 31, 2022.  As of December 31, 2022, the remaining committed capital that could be called is $52,000, which includes potential recallable capital distributions.

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

The Company had been named in a lawsuit alleging that the Company improperly denied coverage to commercial insureds for loss of business income resulting from the COVID-19 pandemic. Our position is that no coverage existed for this peril. As a result of the lawsuit, the Company accrued a reserve of $6,500 for legal defense costs included in Loss and Losses Adjustment Expenses during the year ended December 31, 2021. During the year ended December 31, 2022, the claim against the Company was closed and the accrual of $6,500 was reversed.

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

9. Leases

The Company has various non-cancelable, long-term operating leases, the largest of which are for office space including the corporate headquarters, agency locations, VIP claims centers and law offices. Other operating leases consist of auto leases and various office equipment. The Company has no finance leases. Our leases have remaining lease terms of one year to eight years, some of which include options to extend the leases for up to five years.

Certain lease agreements contain renewal options and, in addition to the minimum annual rentals, generally provide for payment of a share of the real estate taxes and operating expenses in excess of a base amount. Rental expense for our office space, law offices and VIP claims centers was $3,948, $3,852 and $3,477 for the years ended December 31, 2022, 2021, and 2020, respectively. All leases expire prior to 2029. The Company expects that in the normal course of business, leases that expire will be renewed.

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$4,214	$4,464	$4,591

Other information related to leases was as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,757	$4,979	$5,073
Weighted average remaining lease term
Operating leases	5.75 Years	6.65 Years	7.57 Years
Weighted average discount rate
Operating leases	2.39%	2.34%	2.33%

Maturities of lease liabilities were as follows:

Operating Leases
2023	$4,521
2024	4,269
2025	3,867
2026	3,857
2027	3,857
Thereafter	3,860
Total lease payments	24,231
Less imputed interest	(895)
Total	$23,336

10.	Debt

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

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of December 31, 2022, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at December 31, 2022 or 2021. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at December 31, 2022 and 2021.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S Government residential mortgage backed securities. At December 31, 2022, the Company has the ability to borrow approximately $201,396 using eligible invested assets that would be used as collateral.

On March 17, 2020, the Company borrowed $30,000 from the FHLB-Boston for a term of five-years, bearing interest at a rate of 1.42%. Interest is payable monthly and the principal is due on the maturity date of March 17, 2025 but may be prepaid in whole or in part by the Company in advance with a minor penalty for prepayment.

On December 29, 2022, the Company borrowed $5,000 from the FHLB-Boston for a term of one-month, bearing interest at a rate of 4.34%. The interest and principal was paid on the maturity date of January 27, 2023.

The Company estimates the fair value of the FHLB-Boston loans by discounting cash flows using the interest rate stated in the loan agreements, which is an observable input. As such, the loans are categorized as Level 2 within the fair value hierarchy. The fair value of the outstanding loans was $35,807 and $31,061 at December 31, 2022 and 2021, respectively. The loans are fully collateralized by specific U.S. Government residential mortgage-backed securities with a fair value of $40,195 and $40,398 at year ended December 31, 2022 and 2021, respectively. The borrowing is outstanding from the FHLB-Boston at year ended December 31, 2022 and 2021.

Interest expense on the FHLB-Boston borrowing was $524 and $522 for the year ended December 31, 2022 and 2021, respectively.

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

The Company is subject to concentration of credit risk with respect to reinsurance ceded. At December 31, 2022, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $99,688 and ceded unearned premiums of $26,377 were associated with CAR. At December 31, 2021, reinsurance receivables on paid and unpaid loss and LAE with a carrying value of $106,608 and ceded unearned premiums of $21,841 were associated with CAR. The Company assumes a proportionate share of the obligations from CAR. The Company makes an estimate of its share of assumed activity from the most recent quarter reported by CAR and records adjustments to the reported activity to reflect its anticipated final assumed obligations. The Company’s participation in CAR resulted in assumed net losses of $3,326, $5,002 and $3,480 for the years ended December 31, 2022, 2021 and 2020, respectively.

CAR has been, with few exceptions, required by law to issue a policy to any applicant who seeks it. As a servicing carrier of CAR, this requirement has applied to the Company.

The effect of assumed and ceded premiums on net written and earned premiums and losses and LAE incurred is as follows.

	Years Ended December 31,
	2022	2021	2020
Written Premiums
Direct	$823,318	$802,139	$798,712
Assumed	28,835	31,359	26,316
Ceded	(78,418)	(68,972)	(61,491)
Net written premiums	$773,735	$764,526	$763,537

Earned Premiums
Direct	$803,289	$811,329	$815,981
Assumed	28,976	30,583	29,365
Ceded	(73,760)	(67,584)	(74,268)
Net earned premiums	$758,505	$774,328	$771,078

Loss and LAE
Direct	$515,535	$473,162	$428,018
Assumed	18,627	16,873	18,595
Ceded	(42,183)	(28,308)	(42,057)
Net loss and LAE	$491,979	$461,727	$404,556

12.	Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and loss adjustment expenses (“LAE”), as shown in the Company’s consolidated financial statements for the periods indicated.

	Year Ended December 31,
	2022	2021	2020
Reserves for losses and LAE at beginning of year	$570,651	$567,581	$610,566
Less receivable from reinsurers related to unpaid losses and LAE	(90,667)	(106,311)	(122,372)
Net reserves for losses and LAE at beginning of year	479,984	461,270	488,194
Incurred losses and LAE, related to:
Current year	549,258	515,400	459,400
Prior years	(57,279)	(53,673)	(54,844)
Total incurred losses and LAE	491,979	461,727	404,556
Paid losses and LAE related to:
Current year	342,971	310,116	277,754
Prior years	172,788	132,897	153,726
Total paid losses and LAE	515,759	443,013	431,480
Net reserves for losses and LAE at end of period	456,204	479,984	461,270
Plus receivable from reinsurers related to unpaid losses and LAE	93,394	90,667	106,311
Reserves for losses and LAE at end of period	$549,598	$570,651	$567,581

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $57,279, $53,673, and $54,844, for the years ended December 31, 2022, 2021, and 2020, respectively, and resulted from re-estimations of prior years’ ultimate loss and LAE liabilities. The decrease in prior year reserves during 2022 was primarily composed of reductions of $20,241 in the Company’s retained automobile and $32,963 in the Company’s retained other than auto and homeowners reserves. The decrease in prior year reserves during 2021 was primarily composed of reductions of $22,313 in the Company’s retained automobile and $26,220 in the Company’s retained other than auto and homeowners reserves. The decrease in prior year reserves during 2020 was primarily composed of reductions of $26,902 in the Company’s retained automobile and $21,717 in the Company’s retained homeowners reserves.

The Company’s private passenger automobile line of business prior year reserves decreased during the years ended December 31, 2022, 2021 and 2020 primarily due to improved retained private passenger results. The improved retained private passenger results were primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves.

The following is information about incurred and paid claims development as of December 31, 2022, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts for our three largest lines of business. The cumulative number of reported claims include claims closed with payment, claims closed without payment and all open claims. It does not include anticipated IBNR claims. For the Private Passenger Automobile and Commercial Automobile lines of business, claim count is defined on a claimant basis where several claim counts may arise from a single auto accident. For Homeowners and all other lines of business, claim count is defined on an accident basis.

The information about incurred claims and allocated claim adjustment expense, net of reserves and paid ultimate claims development for the years ended December 31, 2013 to 2021 is presented as required supplementary information.

Private Passenger Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2022
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$ 183,367	$ 183,517	$ 183,264	$ 181,492	$ 179,167	$ 176,713	$ 175,684	$ 175,718	$ 175,362	$ 175,374	($ 84)	54,248
2014		187,305	187,104	186,798	183,119	181,312	179,251	179,267	179,268	179,264	(336)	52,787
2015			190,036	190,236	188,317	184,477	181,299	179,451	179,248	178,951	(204)	52,980
2016				192,912	192,318	185,009	180,486	177,009	176,600	176,700	(392)	49,386
2017					185,673	184,429	182,068	177,941	177,320	176,564	(1,723)	46,257
2018						176,411	175,222	170,447	168,185	166,046	(3,040)	43,085
2019							176,171	174,439	170,477	166,940	(4,648)	40,564
2020								130,335	125,888	120,060	(5,880)	26,172
2021									146,997	147,391	(18,015)	29,994
2022										157,921	2,617	27,388
									Total	$ 1,645,211

Private Passenger Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$ 79,049	$ 135,031	$ 152,472	$ 163,694	$ 169,634	$ 172,736	$ 173,890	$ 174,574	$ 174,639	$ 174,858
2014		79,151	136,434	156,693	166,815	173,163	176,616	177,360	177,968	178,324
2015			76,934	138,255	156,483	168,641	173,816	176,652	177,782	178,357
2016				78,862	137,917	154,964	167,458	171,865	174,410	175,803
2017					77,519	133,037	153,675	164,467	169,024	172,362
2018						72,895	126,456	143,656	154,169	159,066
2019							72,219	127,910	143,570	154,633
2020								52,962	88,037	102,601
2021									56,826	111,516
2022										61,227
									Total	$ 1,468,747
					All outstanding liabilities before 2013, net of reinsurance					346
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 176,810

Private Passenger Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2022
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$ 114,389	$ 114,239	$ 113,034	$ 112,197	$ 112,096	$ 112,060	$ 112,029	$ 112,003	$ 111,989	$ 111,970	$ -	131,703
2014		123,421	123,622	122,410	122,327	122,341	122,213	122,188	122,182	122,163	-	135,006
2015			140,219	136,661	134,101	133,737	133,581	133,530	133,523	133,552	(3)	144,276
2016				129,528	124,922	122,116	121,717	121,543	121,570	121,615	(5)	126,091
2017					128,340	126,304	124,128	123,715	123,777	123,779	(35)	124,026
2018						129,450	130,145	128,426	128,090	128,003	(63)	119,760
2019							128,698	126,648	124,332	123,858	(116)	117,022
2020								98,546	97,244	97,644	(451)	81,852
2021									122,943	122,549	(1,379)	89,521
2022										141,041	(23,926)	92,198
									Total	$ 1,226,174

Private Passenger Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$ 120,843	$ 115,904	$ 112,894	$ 112,162	$ 112,085	$ 112,060	$ 112,029	$ 112,003	$ 111,988	$ 111,970
2014		130,732	126,414	122,668	122,402	122,350	122,251	122,216	122,189	122,163
2015			143,532	136,760	134,066	133,701	133,639	133,596	133,575	133,555
2016				133,530	124,298	122,023	121,795	121,660	121,634	121,618
2017					132,409	126,822	124,286	123,844	123,839	123,795
2018						138,036	132,591	128,624	128,154	128,054
2019							134,429	128,173	124,467	123,974
2020								102,764	98,819	98,083
2021									123,636	123,847
2022										142,002
									Total	$ 1,229,061
					All outstanding liabilities before 2013, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							($ 2,887)

Commercial Automobile Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2022
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$ 29,175	$ 29,541	$ 28,377	$ 26,864	$ 26,310	$ 25,986	$ 25,443	$ 25,353	$ 25,140	$ 25,052	$ 1	5,784
2014		34,117	34,105	34,376	33,914	32,948	32,438	32,200	32,052	32,313	2	6,086
2015			35,371	36,150	36,610	37,730	38,015	38,257	37,995	37,630	(62)	7,212
2016				37,954	39,416	40,947	40,916	40,679	40,996	40,767	56	6,457
2017					42,865	41,373	41,055	39,369	39,232	38,185	(6)	6,134
2018						41,347	40,115	38,589	37,322	36,014	107	5,744
2019							51,679	49,163	48,783	46,964	666	5,682
2020								35,010	31,930	30,869	2,867	3,463
2021									41,814	39,564	229	4,260
2022										43,496	12,054	3,893
									Total	$ 370,854

Commercial Automobile Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$ 8,502	$ 17,079	$ 19,625	$ 21,129	$ 22,434	$ 23,867	$ 24,507	$ 24,732	$ 24,789	$ 24,799
2014		9,426	17,853	21,968	25,253	27,886	30,420	31,298	31,451	32,085
2015			11,181	21,700	26,018	29,804	31,537	33,416	34,976	35,302
2016				9,991	19,902	25,711	32,274	36,237	38,275	39,233
2017					10,407	20,106	24,409	28,721	31,389	33,569
2018						9,704	18,499	23,544	26,774	29,336
2019							12,113	22,480	28,373	36,048
2020								7,025	13,166	16,268
2021									7,883	17,925
2022										10,941
									Total	$ 275,506
					All outstanding liabilities before 2013, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 95,348

Commercial Automobile Physical Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2022
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$ 13,666	$ 13,567	$ 13,298	$ 13,180	$ 13,057	$ 13,047	$ 13,071	$ 13,057	$ 13,057	$ 13,055	$ -	12,298
2014		17,426	16,925	15,455	15,419	15,353	15,381	15,373	15,376	15,376	-	13,545
2015			20,223	19,047	19,021	18,974	18,641	18,535	18,525	18,523	-	15,468
2016				20,216	18,506	17,909	17,808	17,725	17,713	17,721	1	13,593
2017					19,691	19,200	19,021	18,834	18,780	18,774	2	13,113
2018						21,230	19,937	19,270	19,210	19,196	2	12,907
2019							20,039	19,652	18,956	18,685	0	12,757
2020								16,507	16,334	16,606	198	9,620
2021									20,156	21,524	(124)	11,494
2022										27,459	(345)	12,118
									Total	$ 186,919

Commercial Automobile Physical Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$ 12,665	$ 13,378	$ 13,114	$ 13,074	$ 13,065	$ 13,060	$ 13,066	$ 13,057	$ 13,057	$ 13,055
2014		15,377	15,862	15,424	15,388	15,381	15,376	15,373	15,376	15,376
2015			17,787	18,910	18,667	18,549	18,541	18,530	18,525	18,523
2016				17,228	18,143	17,763	17,712	17,709	17,712	17,721
2017					17,957	19,336	18,915	18,787	18,786	18,772
2018						18,842	19,842	19,236	19,208	19,194
2019							18,128	19,161	18,752	18,681
2020								15,550	16,596	16,407
2021									18,610	21,620
2022										24,381
									Total	$ 183,730
					All outstanding liabilities before 2013, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 3,189

Homeowners Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2022
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$ 9,768	$ 9,768	$ 9,337	$ 7,578	$ 5,978	$ 5,312	$ 5,147	$ 5,147	$ 5,167	$ 5,096	$ -	265
2014		11,494	11,494	9,738	7,388	7,120	6,984	6,984	6,818	6,620	-	261
2015			12,965	12,555	9,908	9,201	9,201	9,201	8,172	7,582	117	288
2016				10,594	10,594	10,594	9,847	9,491	9,491	8,873	151	277
2017					11,276	10,058	9,328	8,585	7,819	7,053	267	269
2018						9,951	9,951	9,951	9,768	8,616	375	254
2019							14,130	13,848	11,949	11,371	396	261
2020								14,664	13,708	11,025	700	222
2021									12,797	12,797	(1,094)	210
2022										12,973	4,724	173
									Total	$ 92,006

Homeowners Liability
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$ 527	$ 2,337	$ 3,080	$ 3,493	$ 3,829	$ 4,038	$ 4,209	$ 4,247	$ 4,255	$ 4,267
2014		340	1,834	3,212	4,200	4,828	6,315	6,368	6,419	6,419
2015			428	3,319	4,267	5,205	6,445	7,022	7,215	7,302
2016				647	2,669	4,257	5,387	6,300	7,128	7,628
2017					305	1,676	2,913	3,593	4,217	4,765
2018						551	2,039	3,972	4,597	5,664
2019							1,634	3,343	5,183	6,038
2020								220	3,254	3,845
2021									218	3,388
2022										450
									Total	$ 49,766
					All outstanding liabilities before 2013, net of reinsurance					-
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 42,240

Homeowners Property Damage
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2022
		For the Years Ended December 31,									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development of Reported Claims	Cumulative Number of Reported Claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$ 56,298	$ 56,199	$ 55,722	$ 52,464	$ 51,077	$ 49,973	$ 49,463	$ 49,456	$ 49,455	$ 49,453	$ 126	5,698
2014		59,160	60,213	59,751	57,331	55,127	54,607	54,602	54,560	54,556	251	6,077
2015			152,586	152,049	162,377	162,788	162,722	162,354	162,244	162,244	462	20,076
2016				67,116	66,442	64,208	61,262	60,019	59,898	59,857	312	5,421
2017					80,736	76,560	70,689	68,737	67,530	67,388	385	6,011
2018						83,443	82,581	77,970	74,989	73,996	461	8,239
2019							77,976	73,697	68,769	65,624	705	5,452
2020								80,093	76,638	72,622	344	6,108
2021									75,696	75,011	(8,085)	6,335
2022										72,523	(4,404)	4,770
									Total	$ 753,274

Homeowners Property Damage
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

		For the Years Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$ 38,661	$ 48,456	$ 49,702	$ 49,612	$ 49,653	$ 49,620	$ 49,328	$ 49,327	$ 49,327	$ 49,328
2014		40,409	52,161	54,088	54,224	54,262	54,274	54,306	54,305	54,306
2015			112,563	145,337	160,572	161,745	161,773	161,850	161,783	161,781
2016				44,103	57,238	59,155	59,449	59,403	59,428	59,493
2017					46,366	64,401	66,181	66,892	66,765	66,826
2018						57,704	70,959	72,078	73,119	73,307
2019							49,121	61,905	63,536	64,427
2020								50,304	65,927	68,706
2021									51,390	67,998
2022										48,906
									Total	$ 715,078
					All outstanding liabilities before 2013, net of reinsurance					1,030
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$ 39,226

The following is unaudited supplementary information about average historical claims duration as of December 31, 2022.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)

Years	1	2	3	4	5	6	7	8	9	10
Private Passenger Automobile Liability	43.0%	32.8%	10.5%	6.4%	3.0%	1.7%	0.6%	0.3%	0.1%	0.1%
Private Passenger Automobile Physical Damage	106.2%	(4.3)%	(2.4)%	(0.3)%	(0.1)%	0.0%	0.0%	0.0%	0.0%	0.0%
Commercial Automobile Liability	26.2%	25.2%	12.2%	11.8%	7.1%	5.8%	3.0%	0.7%	1.2%	0.0%
Commercial Automobile Physical Damage	94.4%	6.7%	(2.1)%	(0.4)%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Homeowners Liability	5.8%	24.0%	15.5%	10.2%	11.0%	10.4%	3.2%	0.9%	0.1%	0.3%
Homeowners Property Damage	71.6%	21.1%	4.6%	0.8%	0.0%	0.0%	(0.1)%	0.0%	0.0%	0.0%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid claims and Claim Adjustment Expenses

December 31, 2022
Net outstanding liabilities
Private Passenger Automobile Liability	$176,810
Private Passenger Automobile Physical Damage	(2,887)
Commercial Automobile Liability	95,348
Commercial Automobile Physical Damage	3,189
Homeowners Liability	42,240
Homeowners Property Damage	39,226
Other Short-Duration Insurance Lines	72,813
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	$426,739

Reinsurance recoverable on unpaid claims
Private Passenger Automobile Liability	$120
Private Passenger Automobile Physical Damage	-
Commercial Automobile Liability	86,788
Commercial Automobile Physical Damage	2,836
Homeowners Liability	-
Homeowners Property Damage	3,270
Other Short-Duration Insurance Lines	380
Total reinsurance recoverable on unpaid claims	$93,394

Unallocated claims adjustment expenses	29,465

Total gross liability for unpaid claims and claim adjustment expenses	$549,598

Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

13.	Income Taxes

A summary of the income tax expense in the consolidated statements of operations is shown below.

	Years Ended December 31,
	2022	2021	2020
Current Income Taxes:
Federal	$21,317	$28,222	$31,133
State	74	15	267
	21,391	28,237	31,400
Deferred Income Taxes:
Federal	(8,371)	5,323	5,159
State	—	—	—
	(8,371)	5,323	5,159
Total income tax expense	$13,020	$33,560	$36,559

The income tax expense attributable to the consolidated results of operations is different from the amounts determined by multiplying income before federal income taxes by the statutory federal income tax rate. The sources of the difference and the tax effects of each were as follows for the periods indicated.

	Years Ended December 31,
	2022	2021	2020
Federal income tax expense at statutory rate	$12,512	$34,496	$36,702
Investment income, net	(559)	(1,060)	(1,394)
State taxes, net	58	11	211
Nondeductible expenses	468	613	697
Tax related to share-based stock compensation	222	(101)	(298)
Other, net	319	(399)	641
Total income tax expense	$13,020	$33,560	$36,559

The deferred income tax asset (liability) represents the tax effects of temporary differences attributable to the Company’s consolidated federal tax return group. Its components were as shown in the following table for the periods indicated.

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Discounting of loss reserves	$4,790	$5,447
Discounting of unearned premium reserve	17,546	16,813
Net unrealized losses on investments	16,917	—
Bad debt allowance	329	430
Employee benefits	4,506	4,364
Rent incentive	684	797
Total deferred tax assets before valuation allowance	44,772	27,851
Valuation allowance for deferred tax assets	—	—
Total deferred tax assets	44,772	27,851
Deferred tax liabilities:
Deferred acquisition costs	(15,872)	(15,335)
Investments	(2,662)	(10,319)
Net unrealized gains on investments	—	(11,025)
Loss reserve transition adjustment	(831)	(1,108)
Software development costs	(2,913)	(3,591)
Premium acquisition expenses	(461)	(380)
Depreciation	(959)	(1,333)
Total deferred tax liabilities	(23,698)	(43,091)
Net deferred tax assets (liability)	$21,074	$(15,240)

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service (“IRS”).  Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the years ended December 31, 2022 and December 31, 2021 there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

As of December 31, 2022 and December 31, 2021, the Company had no unrecognized tax benefits, and none which if recognized would affect the effective tax rate. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits during the next twelve months.

The Company records interest and penalties associated with audits as a component of income before income taxes. Penalties are recorded in underwriting, operating and other expenses, and interest expense is recorded in interest expenses in the consolidated statements of operations. The Company had no interest and penalties related to income taxes accrued as of December 31, 2022 and 2021.

In the Company’s opinion, adequate tax liabilities have been established for all open years. However, the amount of these tax liabilities could be revised in the near term if estimates of the Company’s ultimate liability are revised. All tax years prior to 2019 are closed.

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

During the year ended December 31, 2022, the Company purchased 170,904 shares on the open market under the program at a cost of $14,603. During the year ended December 31, 2021, the Company purchased 139,405 shares on the open market under the program at a cost of $11,563. During the year ended December 31, 2020, the Company purchased 551,598 shares on the open market under the program at a cost of $39,999. As of December 31, 2022, the Company had purchased 3,141,477 shares on the open market at cost of $150,000. As of December 31, 2021, the Company had purchased 2,970,573 shares on the open market at a cost of $135,397.

15.	Statutory Net Income and Surplus

Statutory Accounting Practices

The Company’s insurance company subsidiaries, domiciled in the Commonwealth of Massachusetts, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the Division. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the Division, but allowed by the Division. Statutory net income was $66,197, $97,169, and $121,446 for the years ended December 31, 2022, 2021, and 2020, respectively. Statutory capital and surplus of the Company’s insurance subsidiaries was $782,200 and $826,979 at December 31, 2022 and 2021, respectively.

Dividends

The Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commonwealth of Massachusetts Commissioner of Insurance (the “Commissioner”). Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve- month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2022, the statutory capital and surplus of Safety Insurance was $782,200 and its net income for 2022 was $66,197. As a result, a maximum of $78,220 is available in 2023 for such dividends without prior approval of the Commissioner. During the year ended December 31, 2022, Safety Insurance recorded dividends of $94,260. As result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $703,980 at December 31, 2022.

Risk-Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk-based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls. As of December 31, 2022, the Insurance Subsidiaries had total adjusted capital of $782,200, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level. Minimum statutory capital and surplus, or company action level risk-based capital, was $200,806 at December 31, 2022.

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of December 31, 2022. There were no significant changes to the valuation process during the year ended December 31, 2022. As of December 31, 2022 and December 31, 2021, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At December 31, 2022 and December 31, 2021, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value of $1,050,155 and $1,218,279, respectively. At December 31, 2022 and December 31, 2021 the Company held no short-term investments. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of December 31, 2022
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,669	$—	$1,669	$—
Obligations of states and political subdivisions	54,069	—	54,069	—
Residential mortgage-backed securities	234,502	—	234,502	—
Commercial mortgage-backed securities	139,931	—	139,931	—
Other asset-backed securities	68,731	—	68,731	—
Corporate and other securities	551,253	—	551,253	—
Equity securities	199,705	197,450	—	2,255
Total investment securities	$1,249,860	$197,450	$1,050,155	$2,255

	As of December 31, 2021
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$324	$—	$324	$—
Obligations of states and political subdivisions	116,302	—	116,302	—
Residential mortgage-backed securities	241,464	—	241,464	—
Commercial mortgage-backed securities	150,883	—	150,883	—
Other asset-backed securities	83,596	—	83,596	—
Corporate and other securities	625,710	—	625,710	—
Equity securities	226,375	224,677	—	1,698
Total investment securities	$1,444,654	$224,677	$1,218,279	$1,698

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2022 or 2021.

The following tables summarize the changes in the Company’s Level 3 fair value securities for the periods indicated.

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$1,698	$1,698	$516
Net gains and losses included in earnings	—	—	—
Net gains included in other comprehensive income	—	—	—
Purchases	557	—	1,182
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at end of period	$2,255	$1,698	$1,698

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during 2022, 2021 and 2020. The Company held one Level 3 security at December 31, 2022.

As of December 31, 2022 and December 31, 2021, there were approximately $40,450 and $38,570 in a REIT and is included in equity securities in the consolidated balance sheets. The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its audited financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

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

PricewaterhouseCoopers LLP’s (“PwC”) audit report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2020 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2020, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PwC would have caused PwC to make reference thereto in its reports on the consolidated financial statements of the Company for such years, and (ii) no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the fiscal year ended December 31, 2020, neither the Company, nor any party on behalf of the Company, consulted with Deloitte with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company by Deloitte that was an important factor considered by the Company in reaching its decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our

evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has audited the effectiveness of Safety Insurance Group, Inc.'s internal control over financial reporting as of December 31, 2022, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

During the eleven months ended December 1, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Annual Report on Internal Control Over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Item 8. In accordance with guidance issued by the Securities and Exchange Commission, the Company may exclude acquisitions from management’s assessment of the effectiveness of internal control over financial reporting for the first year in which the acquisition occurred. The Company’s management has excluded the assessment of internal controls of SNIA, which was acquired on December 1, 2022, and further discussed in Note 1, Basis of Presentation. As December 31, 2022, SNIA accounted for an immaterial amount of consolidated assets and revenue.

Other than the matter described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 and 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The Company had no information required to be disclosed on a Form 8-K during the fourth fiscal quarter of 2021 that has not already been reported.

The following disclosures relate to actions taken by the Board of Directors of the Company (the "Board"), the Compensation Committee of the Board and the Board of Directors of Safety Insurance Company and would otherwise have been filed during the first fiscal quarter of 2023 on a Form 8-K.

●	On February 22, 2023, the Compensation Committee of the Board approved the 2022 annual executive cash bonus pool in the total amount of $1,424 pursuant to the Annual Performance Incentive Plan. Of the total pool, the following amounts were allocated to the Company's CEO and Named Executive Officers: George M. Murphy, $474; Christopher T. Whitford, $153; James D. Berry, $174; Stephen A. Varga, $142; and Paul J. Narciso, $136.

●	On February 22, 2023, the Compensation Committee of the Board approved executive long-term incentive awards to certain members of senior management pursuant to our 2018 Amended Long-Term Incentive Plan. The long-term incentive awards were granted in a total amount of $3,350 in the form of restricted stock, to be effective on and given a fair value of the closing price of our common stock on February 22, 2023. Of the total award, 45% vests in three annual installments of 30% on February 22, 2024, 30% on February 22, 2025, and 40% on February 22, 2026 and were allocated to the Company's Named Executive Officers as follows: George M. Murphy, $450 worth of restricted stock; Christopher T. Whitford, $169 worth of restricted stock; James D. Berry, $158 worth of restricted stock; Stephen A. Varga, $180 worth of restricted stock; and Paul J. Narciso, $180 worth of restricted stock. Of the total award, 55% vests over a three-year performance period commencing on January 1, 2023 and ending on December 31, 2025. Vesting of these shares is dependent upon the attainment of pre-established performance objectives and were allocated to the Named Executive Officers as follows: George M. Murphy $550 worth of restricted stock; Christopher T. Whitford, $206 worth of restricted stock; James D. Berry, $192 worth of restricted stock; Stephen A. Varga, $220 worth of restricted stock; and Paul J. Narciso, $220 worth of restricted stock.

●	Upon recommendation from the Compensation Committee, on February 22, 2023, the Board approved executive deferred compensation awards pursuant to the Executive Incentive Compensation Plan in the total amount of $1,365. Of the total award, the following amounts were allocated to the Company's CEO and Named Executive Officers: George M. Murphy, $418; Christopher T. Whitford, $148; James D. Berry, $178; Stephen A. Varga, $141; and Paul J. Narciso, $139.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this report:

1. Financial Statements: The Consolidated Financial Statements for the year ended December 31, 2022 are contained herein as listed in the Index to Consolidated Financial Statements.

2. Financial Statement Schedules: The Financial Statement Schedules are contained herein as listed in the Index to Financial Statement Schedules.

3. Exhibits: The exhibits are contained herein as listed in the Index to Exhibits.

SAFETY INSURANCE GROUP, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedules		Page

I	Summary of Investments – Other than Investments in Related Parties as of December 31, 2022	103

II	Condensed Financial Information of the Registrant at December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020	104

III	Supplementary Insurance Information at December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020	106

IV	Reinsurance for the years ended December 31, 2022, 2021 and 2020	107

V	Valuation and Qualifying Accounts at December 31, 2022, 2021 and 2020 and for the years ended December 31, 2022, 2021 and 2020	108

VI	Supplemental Information Concerning Property and Casualty Insurance Operations at December 31, 2022, 2021 and 2020 and for the years ended December 31, 2022, 2021 and 2020	109

Safety Insurance Group, Inc.

Summary of Investments—Other than Investments in Related Parties

Schedule I

At December 31, 2022

(Dollars in thousands)

			Amount at
			which shown
	Cost or	Estimated	in the Balance
	Amortized Cost	Fair Value	Sheet
Fixed maturities:
U.S. government and government agencies and authorities	$261,703	$236,171	$236,171
Obligations of states and political subdivisions	57,319	54,069	54,069
Corporate and other securities	833,757	759,915	759,915
Total fixed maturities	1,152,779	1,050,155	1,050,155
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	231,444	240,155	240,155
Total equity securities	231,444	240,155	240,155
Other invested assets (1)	112,850	112,850	112,850
Total investments	$1,497,073	$1,403,160	$1,403,160

(1)	Other invested assets are accounted for under the equity method which approximates fair value.

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Balance Sheets

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2022	2021
Assets
Investments in consolidated affiliates	$813,916	$929,136
Other	9	24
Total assets	$813,925	$929,160
Liabilities
Accounts payable and other liabilities	$1,926	$1,987
Total liabilities	1,926	1,987
Shareholders’ equity	811,999	927,173
Total liabilities and shareholders’ equity	$813,925	$929,160

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Operations and Comprehensive (Loss) Income

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Revenues	$—	$—	$—
Expenses	3,255	1,755	1,833
Net loss	(3,255)	(1,755)	(1,833)
Earnings from consolidated subsidiaries	49,816	132,465	140,044
Net income	46,561	130,710	138,211
Other comprehensive (loss) income, net of tax	(105,117)	(28,948)	25,337
Comprehensive (loss) income	$(58,556)	$101,762	$163,548

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Safety Insurance Group, Inc.

Condensed Financial Information of the Registrant

Condensed Statements of Cash Flows

Schedule II

(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$46,561	$130,710	$138,211
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from consolidated subsidiaries	(49,816)	(132,465)	(140,044)
Dividends received from consolidated subsidiaries(1)	94,260	49,488	89,156
Amortization of restricted stock expense	6,022	6,304	7,248
Changes in assets and liabilities:
Intercompany receivable / payable	(11,376)	11,821	(93)
Other assets	15	15	15
Accounts payable and accrued liabilities	(75)	(302)	81
Net cash provided by operating activities	85,591	65,571	94,574

Contributed capital	(17,950)	—	—
Net cash provided by investing activities	(17,950)	—	—

Dividends paid	(53,038)	(54,008)	(54,575)
Acquisition of treasury stock	(14,603)	(11,563)	(39,999)
Net cash used for financing activities	(67,641)	(65,571)	(94,574)

Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—
Cash and cash equivalents, end of year	$—	$—	$—

(1)	No portion of the dividends received from operating subsidiaries during 2022, 2021 or 2020 represent returns of capital and therefore no portion is presented as an investing activity.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

Safety Insurance Group, Inc.

Supplementary Insurance Information

Schedule III

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Future Policy
	Deferred	Benefits,
	Policy	Losses,			Net
	Acquisition	Claims and Loss	Unearned	Earned	Investment
Segment	Costs	Expenses	Premiums	Premiums	Income
Property and Casualty Insurance
2022	$75,582	$549,598	$433,375	$758,505	$46,725
2021	73,024	570,651	413,487	774,328	44,135
2020	74,962	567,581	421,901	771,078	41,045

	Years Ended December 31,
			Benefits,	Amortization of
			Claims,	Deferred
		Net	Losses, and	Policy	Other
	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written
Property and Casualty Insurance
2022	$758,505	$46,725	$491,979	$146,013	$99,132	$773,735
2021	774,328	44,135	461,727	146,573	111,819	764,526
2020	771,078	41,045	404,556	146,955	119,527	763,537

Safety Insurance Group, Inc.

Reinsurance

Schedule IV

(Dollars in thousands)

					Percent of
					Amount
Property and Casualty	Gross	Ceded to Other	Assumed from	Net	Assumed
Insurance Earned Premiums	Amount	Companies	Other Companies	Amount	to Net
Years ended December 31,
2022	$803,289	$73,760	$28,976	$758,505	3.8%
2021	811,329	67,584	30,583	774,328	3.9%
2020	815,981	74,268	29,365	771,078	3.8%

Safety Insurance Group, Inc.

Valuation and Qualifying Accounts

Schedule V

(Dollars in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period
Allowance for doubtful accounts Years Ended December 31,
2022	$1,808	$1,339	$—	$1,701	$1,446
2021	1,754	2,339	—	2,285	1,808
2020	578	3,294	—	2,118	1,754

(1) Deductions represent write-offs of accounts determined to be uncollectible.

Safety Insurance Group, Inc.

Supplemental Information Concerning Property and Casualty Insurance Operations

Schedule VI

(Dollars in thousands)

	As of December 31,			Years Ended December 31,
		Reserves for
	Deferred	Unpaid Claims
	Policy	and Claims			Net
	Acquisition	Adjustment	Unearned	Earned	Investment
Affiliation With Registrant	Costs	Expenses	Premiums	Premiums	Income
Consolidated Property & Casualty Subsidiaries
2022	$75,582	$549,598	$433,375	$758,505	$46,725
2021	73,024	570,651	413,487	774,328	44,135
2020	74,962	567,581	421,901	771,078	41,045

	Years Ended December 31,
	Claims and Claims		Amortization
	Adjustment Expenses		of Deferred	Paid Claims
	Incurred Related to		Policy	and Claims
	Current	Prior	Acquisition	Adjustment	Premiums
Affiliation With Registrant	Year	Year	Costs	Expenses	Written
Consolidated Property & Casualty Subsidiaries
2022	$549,258	$(57,279)	$146,013	$515,759	$773,735
2021	515,400	(53,673)	146,573	443,013	764,526
2020	459,400	(54,844)	146,955	431,480	763,537

SAFETY INSURANCE GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Safety Insurance Group, Inc.(19)
3.2	Form of Amended and Restated Bylaws of Safety Insurance Group, Inc.(19)
4	Form of Stock Certificate for the Common Stock (1)
4.1	Description of Safety Insurance Group, Inc. Capital Stock (18)
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

10.2	Tax Indemnity Agreement by and among Safety Holdings, Inc. and the Management Team, dated October 16, 2001(1)
10.3	2001 Restricted Stock Plan (1)(3)
10.4	Executive Incentive Compensation Plan (1)(3)
10.5	2002 Management Omnibus Incentive Plan, as Amended (5)
10.6	Safety Insurance Company Executive Incentive Compensation Plan—Basic Document(3)(4)(7)
10.7	Safety Insurance Company Executive Incentive Compensation Plan—Adoption Agreement(3)(4)(7)
10.8	Safety Insurance Company Executive Incentive Compensation Plan—Rabbi Trust Agreement(3)(4)(7)
10.9	Form of Restricted Stock Notice and Agreement (with vesting) under the 2002 Management Omnibus Incentive Plan(3)(4)
10.10	Form of Restricted Stock Notice and Agreement (without vesting) under the 2002 Management Omnibus Incentive Plan(3)(4)
10.11	Form of Nonqualified Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.12	Form of Incentive Stock Option Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.13	Form of Stock Appreciation Right Notice and Agreement under the 2002 Management Omnibus Incentive Plan(3)(4)
10.14	Annual Performance Incentive Plan(3)(5)
10.15	Amendment to Annual Performance Incentive Plan(3)(6)
10.16	Amendment to Management Omnibus Incentive Plan dated December 31, 2008(3)(6)
10.17	Amendment to Management Omnibus Incentive Plan dated August 4, 2010 (3)(8)
10.18	Amendment to Management Omnibus Incentive Plan, as Amended dated March 11, 2013(3)(9)
10.19	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, as Amended(3)(9)
10.20	Amended and Restated Revolving Credit Agreement with RBS Citizens(10)

10.21	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(3) (11)
10.22	Form of Restricted Stock Notice and Agreement (with performance-based vesting) under the 2002 Management Omnibus Plan, As Amended(3) (12)
10.23	Form of Restricted Stock Notice and Agreement under the 2002 Management Omnibus Plan, As Amended(3) (12)
10.24	Employment Agreement by and between Safety Insurance Group, Inc. and John Drago as of April 1, 2016(3)(13)
10.25	Employment Agreement by and between Safety Insurance Group, Inc. and George M. Murphy as of April 1, 2016(3)(13)
10.26	Employment Agreement by and between Safety Insurance Group, Inc. and individual executive member as of January 1, 2021. (3) (17)
10.27	2018 Long-Term Incentive Plan (15)
10.28	Employment Agreement by and between Safety Insurance Group, Inc. and Christopher T. Whitford as of March 2, 2020. (3) (16)
10.29	Employment Agreement by and between Safety Insurance Group, Inc. and Glenn R. Hiltpold as of March 1, 2021. (3) (17)
21	Subsidiaries of Safety Insurance Group, Inc. (19)
23.1	Consent of Deloitte & Touche LLP (19)
23.2	Consent of PricewaterhouseCoopers LLP (19)
24	Power of Attorney (contained on the signature page herein)
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (19)
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(19)
32.1	CEO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)
32.2	CFO Certification Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)
101.INS	Inline XBRL Instance Document (19)
101.SCH	Inline XBRL Taxonomy Extension Schema (19)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (19)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (19)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (19)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (19)
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101) (19)

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

(3)	Denotes management contract or compensation plan or arrangement.
(4)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
(5)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.
(6)	Incorporated herein by reference to the Registrant’s Form 8-K filed on December 31, 2008.
(7)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2008, as filed on November 7, 2008.
(8)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2010 filed on March 14, 2011.
(9)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2012 filed on March 18, 2013
(10)	Incorporated herein by reference to the Registrant’s Form 8-K filed on August 27, 2013.
(11)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2013, as filed on August 9, 2013.
(12)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2014 filed on March 2, 2015
(13)	Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2016, as filed on August 5, 2016.
(14)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2017, as filed on February 28, 2018.
(15)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed on April 11, 2018.
(16)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2019, as filed on February 28, 2020.
(17)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2020, as filed on February 26, 2021.
(18)	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 31, 2021, as filed on February 28, 2022.
(19)	Included herein.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ George M. Murphy	President, Chief Executive Officer	February 28, 2023
George M. Murphy

/s/ Christopher T. Whitford	Vice President, Chief Financial Officer,	February 28, 2023
Christoper T. Whitford	Secretary, and Principal Accounting Officer

/s/ David F. Brussard	Director	February 28, 2023
David F. Brussard

/s/ Peter J. Manning	Director	February 28, 2023
Peter J. Manning

/s/ Thalia M. Meehan	Lead Independent Director	February 28, 2023
Thalia M. Meehan

/s/ Mary C. Moran	Director	February 28, 2023
Mary C. Moran

/s/ John D. Farina	Director	February 28, 2023
John D. Farina

/s/ Deborah E. Gray	Director	February 28, 2023
Deborah E. Gray