Form 10-Q
period 2023-03-31
SAFETY INSURANCE GROUP INC
filed 2023-05-05
CIK 1172052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023 there were 14,865,525 shares of common stock with a par value of $0.01 per share outstanding.

SAFETY INSURANCE GROUP, INC.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Investments:
Fixed maturities, available for sale, at fair value (amortized cost: $1,132,685 and $1,152,779, allowance for expected credit losses of $1,600 and $678)	$1,048,449	$1,050,155
Short term investments, at fair value (cost: $79 and $0)	79	—
Equity securities, at fair value (cost: $236,392 and $231,444)	245,872	240,155
Other invested assets	121,318	112,850
Total investments	1,415,718	1,403,160
Cash and cash equivalents	15,316	25,300
Accounts receivable, net of allowance for expected credit losses of $1,244 and $1,446	205,560	192,542
Receivable for securities sold	1,895	877
Accrued investment income	7,716	8,212
Taxes recoverable	4,835	—
Receivable from reinsurers related to paid loss and loss adjustment expenses	11,024	12,988
Receivable from reinsurers related to unpaid loss and loss adjustment expenses	95,900	93,394
Ceded unearned premiums	28,918	28,453
Deferred policy acquisition costs	76,919	75,582
Deferred income taxes	17,717	21,074
Equity and deposits in pools	34,008	33,648
Operating lease right-of-use-assets	22,214	23,336
Goodwill	17,093	17,093
Intangible assets	7,637	7,856
Other assets	27,328	29,054
Total assets	$1,989,798	$1,972,569

Liabilities
Loss and loss adjustment expense reserves	$570,139	$549,598
Unearned premium reserves	444,990	433,375
Accounts payable and accrued liabilities	53,252	73,875
Payable for securities purchased	—	1,359
Payable to reinsurers	9,895	11,444
Taxes payable	—	1,729
Debt	45,000	35,000
Operating lease liabilities	22,214	23,336
Other liabilities	41,383	30,854
Total liabilities	1,186,873	1,160,570

Commitments and contingencies (Note 8)

Shareholders’ equity
Common stock: $0.01 par value; 30,000,000 shares authorized; 17,948,889 and 17,879,095 shares issued	179	179
Additional paid-in capital	223,304	222,049
Accumulated other comprehensive (loss) income, net of taxes	(65,283)	(80,538)
Retained earnings	789,725	815,309
Treasury stock, at cost: 3,083,364 shares	(145,000)	(145,000)
Total shareholders’ equity	802,925	811,999
Total liabilities and shareholders’ equity	$1,989,798	$1,972,569

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022

Net earned premiums	$191,735	$187,088
Net investment income	13,654	10,590
Earnings from partnership investments	2,166	2,832
Net realized gains on investments	733	4,210
Change in net unrealized gains on equity securities	770	(13,034)
Credit loss expense	(922)	—
Commission income	1,483	—
Finance and other service income	4,140	3,317
Total revenue	213,759	195,003

Losses and loss adjustment expenses	167,153	123,166
Underwriting, operating and related expenses	60,033	61,594
Other expense	1,670	—
Interest expense	210	129
Total expenses	229,066	184,889

(Loss) income before income taxes	(15,307)	10,114
Income tax (benefit) expense	(2,970)	2,276
Net (loss) income	$(12,337)	$7,838

(Loss) earnings per weighted average common share:
Basic	$(0.84)	$0.53
Diluted	$(0.84)	$0.53

Cash dividends paid per common share	$0.90	$0.90

Number of shares used in computing earnings per share:
Basic	14,682,507	14,627,898
Diluted	14,761,861	14,727,707

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(12,337)	$7,838

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period, net of income tax benefit of $4,209 and ($11,705).	15,834	(44,031)
Reclassification adjustment for net realized gains on investments included in net income, net of income tax benefit of ($154) and ($884).	(579)	(3,326)
Other comprehensive income (loss), net of tax:	15,255	(47,357)

Comprehensive income (loss)	$2,918	$(39,519)

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income,	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2021	$178	$216,070	$24,579	$821,743	$(135,397)	$927,173
Net income, January 1 to March 31, 2022	—	—	—	7,838	—	7,838
Unrealized losses on securities available for sale, net of deferred federal income taxes	—	—	(47,357)	—	—	(47,357)
Restricted share awards issued	1	603	—	—	—	604
Recognition of employee share-based compensation, net of deferred federal income taxes	—	1,479	—	—	—	1,479
Dividends paid and accrued	—	—	—	(13,246)	—	(13,246)
Acquisition of treasury stock	—	—	—	—	(14,603)	(14,603)
Balance at March 31, 2022	$179	$218,152	$(22,778)	$816,335	$(150,000)	$861,888

			Accumulated
			Other
		Additional	Comprehensive			Total
	Common	Paid-in	Income (loss),	Retained	Treasury	Shareholders’
	Stock	Capital	Net of Taxes	Earnings	Stock	Equity
Balance at December 31, 2022	$179	$222,049	$(80,538)	$815,309	$(145,000)	$811,999
Net loss, January 1 to March 31, 2023	—	—	—	(12,337)	—	(12,337)
Unrealized gains on securities available for sale, net of deferred federal income taxes	—	—	15,255	—	—	15,255
Restricted share awards issued	—	522	—	—	—	522
Recognition of employee share-based compensation, net of deferred federal income taxes	—	733	—	—	—	733
Dividends paid and accrued	—	—	—	(13,247)	—	(13,247)
Balance at March 31, 2023	$179	$223,304	$(65,283)	$789,725	$(145,000)	$802,925

The accompanying notes are an integral part of these financial statements.

Safety Insurance Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(12,337)	$7,838
Adjustments to reconcile net income to net cash provided by operating activities:
Investment amortization, net	(69)	412
Fixed asset depreciation, net	1,686	1,703
Stock based compensation	1,255	2,083
(Credit) provision for deferred income taxes	(697)	2,312
Net realized gains on investments	(733)	(4,210)
Credit loss (benefit) expense	922	—
Earnings from partnership investments	(2,166)	1,264
Change in net unrealized gains on equity securities	(770)	13,034
Changes in assets and liabilities:
Accounts receivable, net	(13,018)	3,857
Accrued investment income	496	(291)
Receivable from reinsurers	(542)	9,558
Ceded unearned premiums	(465)	(997)
Deferred policy acquisition costs	(1,337)	2,212
Taxes recoverable/payable	(6,564)	(3,017)
Other assets	434	(971)
Loss and loss adjustment expense reserves	20,541	(10,630)
Unearned premium reserves	11,615	(8,040)
Accounts payable and accrued liabilities	(20,123)	(25,067)
Payable to reinsurers	(1,549)	(6,449)
Other liabilities	10,529	123
Net cash used for operating activities	(12,892)	(15,276)

Cash flows from investing activities:
Fixed maturities purchased	(22,528)	(64,272)
Short term investments purchased	(79)	(5)
Equity securities purchased	(12,282)	(15,733)
Other invested assets purchased	(8,482)	(4,960)
Proceeds from sales and paydowns of fixed maturities	36,818	51,321
Proceeds from maturities, redemptions, and calls of fixed maturities	3,132	36,363
Proceed from sales of equity securities	8,310	12,868
Proceeds from other invested assets redeemed	2,301	233
Fixed assets purchased	(535)	(691)
Net cash provided by investing activities	6,655	15,124

Cash flows from financing activities:
Proceeds from FHLB loan	10,000	—
Dividends paid to shareholders	(13,747)	(13,617)
Acquisition of treasury stock	—	(14,603)
Net cash used for financing activities	(3,747)	(28,220)

Net decrease in cash and cash equivalents	(9,984)	(28,372)
Cash and cash equivalents at beginning of year	25,300	63,603
Cash and cash equivalents at end of period	$15,316	$35,231

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

The consolidated financial statements include Safety Insurance Group, Inc. and its subsidiaries (the “Company”). The subsidiaries consist of Safety Insurance Company, Safety Indemnity Insurance Company, Safety Property and Casualty Insurance Company, Safety Northeast Insurance Company, Safety Northeast Insurance Agency, Inc. (“SNIA”), and Safety Management Corporation (“SMC”), which is SNIA’s holding company. All intercompany transactions, including commission income and other expense, have been eliminated. Commission income totaled $180 for the three months ended March 31, 2023.

The financial information for the three months ended March 31, 2023 and 2022 is unaudited; however, in the opinion of the Company, the information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods. The financial information as of December 31, 2022 is derived from the audited consolidated financial statements included in the Company's 2022 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2023.

These unaudited interim consolidated financial statements may not be indicative of financial results for the full year and should be read in conjunction with the audited consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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

SNIA was established on December 1, 2022 when the Company acquired the assets and operations of Northeast Metrowest Insurance Agency, Inc. (“Northeast / Metrowest”), an independent insurance agency, through its wholly-owned subsidiary, SMC. SNIA provides personal and commercial property and casualty insurance products to customers on behalf of the Insurance Subsidiaries and third-party insurance carriers. The Company conducted business with Northeast / Metrowest prior to its acquisition. During the eleven months prior to December 1, 2022, all commissions paid to Northeast / Metrowest were reflected as expenses and were conducted at standard market rates. Subsequent to the acquisition date, all business conducted with SNIA was considered an intercompany transaction and have been eliminated. As of March 31, 2023, fiduciary assets held by SNIA were immaterial and less than $100.

2. Recent Accounting Pronouncements

There are no recent accounting pronouncements that are applicable to the Company.

3. Earnings per Weighted Average Common Share

Basic earnings per weighted average common share (“EPS”) are calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted earnings per share amounts are based on the weighted average number of common shares including non-vested performance stock grants.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2023	2022
Earnings attributable to common shareholders - basic and diluted:
Net (loss) income from continuing operations	$(12,337)	$7,838
Allocation of income for participating shares	—	(35)
Net (loss) income from continuing operations attributed to common shareholders	$(12,337)	$7,803
Earnings per share denominator - basic and diluted
Total weighted average common shares outstanding, including participating shares	14,748,357	14,693,931
Less: weighted average participating shares	(65,850)	(66,033)
Basic earnings per share denominator	14,682,507	14,627,898
Common equivalent shares- non-vested performance stock grants	79,354	99,809
Diluted earnings per share denominator	14,761,861	14,727,707

Basic earnings per share	$(0.84)	$0.53
Diluted earnings per share	$(0.84)	$0.53

Undistributed earnings attributable to common shareholders - basic and diluted:
Net income from continuing operations attributable to common shareholders -Basic	$(0.84)	$0.53
Dividends declared	(0.90)	(0.90)
Undistributed earnings	$(1.74)	$(0.37)

Net income from continuing operations attributable to common shareholders -Diluted	$(0.84)	$0.53
Dividends declared	(0.90)	(0.90)
Undistributed earnings	$(1.74)	$(0.37)

Diluted EPS excludes non-vested performance stock grants with exercise prices and exercise tax benefits greater than the average market price of the Company’s common stock during the period because their inclusion would be anti-dilutive. As a result of the net loss for the three months ended March 31, 2023, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of weighted average participating shares and common equivalent shares-non-vested performance stock grants would have been antidilutive to the (loss) earnings per share calculation. There were no anti-dilutive shares related to non-vested performance stock grants for the three months ended March 31, 2023 and 2022, respectively.

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At March 31, 2023, there were 374,422 shares available for future grant.

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

The following table summarizes restricted stock activity under the Amended 2018 Plan during the three months ended March 31, 2023 assuming a target payout for the 2023 performance-based shares.

	Shares	Weighted	Performance-based		Weighted
	Under	Average	Shares Under		Average
	Restriction	Fair Value	Restriction		Fair Value
Outstanding at beginning of year	63,413	$83.87	75,069		$84.46
Granted	39,101	80.24	30,693	(1)	81.81
Vested and unrestricted	(35,046)	84.23	(26,599)		90.50
Forfeited	—	—	—		—
Outstanding at end of period	67,468	$81.58	79,163		$81.41
(1)	Includes a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the Amended 2018 Plan.

As of March 31, 2023, there was $8,491 of unrecognized compensation expense related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.  The total fair value of the shares that were vested and unrestricted during the three months ended March 31, 2023 and 2022 was $5,359 and $5,734, respectively.  For the three months ended March 31, 2023 and 2022, the Company recorded compensation expense related to restricted stock of $991 and $1,646, net of income tax benefits of $264 and $437, respectively, within Underwriting, operating and related expenses on the Consolidated Statements of Operations.

5.  Investments

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short term investments, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated.

	As of March 31, 2023

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,825	$—	$—	$(130)	$1,695
Obligations of states and political subdivisions	48,107	—	349	(2,832)	45,624
Residential mortgage-backed securities (1)	254,043	—	690	(21,370)	233,363
Commercial mortgage-backed securities	160,015	—	124	(14,335)	145,804
Other asset-backed securities	68,729	—	—	(4,116)	64,613
Corporate and other securities	599,966	(1,600)	1,713	(42,729)	557,350
Subtotal, fixed maturity securities	1,132,685	(1,600)	2,876	(85,512)	1,048,449
Short term investments	79	—	—	—	79
Equity securities (2)	236,392	—	27,663	(18,183)	245,872
Other invested assets (4)	121,318	—	—	—	121,318
Totals	$1,490,474	$(1,600)	$30,539	$(103,695)	$1,415,718

	As of December 31, 2022

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,825	$—	$—	$(156)	$1,669
Obligations of states and political subdivisions	57,319	—	282	(3,532)	54,069
Residential mortgage-backed securities (1)	259,878	—	385	(25,761)	234,502
Commercial mortgage-backed securities	156,303	—	107	(16,479)	139,931
Other asset-backed securities	74,160	—	—	(5,429)	68,731
Corporate and other securities	603,294	(678)	740	(52,103)	551,253
Subtotal, fixed maturity securities	1,152,779	(678)	1,514	(103,460)	1,050,155
Equity securities (2)	231,444	—	31,857	(23,146)	240,155
Other invested assets (4)	112,850	—	—	—	112,850
Totals	$1,497,073	$(678)	$33,371	$(126,606)	$1,403,160
(1)	Residential mortgage-backed securities consists primarily of obligations of U.S. Government agencies including collateralized mortgage obligations issued, guaranteed and/or insured by the following issuers: Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB).
(2)	Equity securities include common stock, preferred stock, mutual funds and interests in mutual funds held to fund the Company’s executive deferred compensation plan.
(3)	The Company’s investment portfolio included 1,118 and 1,195 securities in an unrealized loss position at March 31, 2023 and December 31, 2022, respectively.
(4)	Other invested assets are accounted for under the equity method which approximated fair value.

The amortized cost and the estimated fair value of fixed maturity securities, by maturity, are shown below for the period indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2023
	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$6,484	$6,121
Due after one year through five years	299,298	281,818
Due after five years through ten years	304,752	280,302
Due after ten years through twenty years	37,835	35,335
Due after twenty years	1,529	1,093
Asset-backed securities	482,787	443,780
Totals	$1,132,685	$1,048,449

The gross realized gains and losses on sales of investments were as follows for the periods indicated.

	Three Months Ended March 31,
	2023	2022
Gross realized gains
Fixed maturity securities	$539	$472
Equity securities	1,523	3,925
Gross realized losses
Fixed maturity securities	(622)	(186)
Equity securities	(707)	(1)
Net realized gains on investments	$733	$4,210

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

The following tables as of March 31, 2023 and December 31, 2022 present the gross unrealized losses included in the Company’s investment portfolio and the fair value of those securities aggregated by investment category. The tables also present the length of time that they have been in a continuous unrealized loss position.

	As of March 31, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,695	$130	$1,695	$130
Obligations of states and political subdivisions	14,286	203	19,232	2,629	33,518	2,832
Residential mortgage-backed securities	75,548	3,088	134,453	18,282	210,001	21,370
Commercial mortgage-backed securities	31,265	1,436	108,347	12,899	139,612	14,335
Other asset-backed securities	11,364	661	52,731	3,455	64,095	4,116
Corporate and other securities	190,320	7,150	287,799	35,579	478,119	42,729
Subtotal, fixed maturity securities	322,783	12,538	604,257	72,974	927,040	85,512
Equity securities	101,178	12,527	19,959	5,656	121,137	18,183
Total temporarily impaired securities	$423,961	$25,065	$624,216	$78,630	$1,048,177	$103,695

	As of December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$1,669	$156	$—	$—	$1,669	$156
Obligations of states and political subdivisions	34,178	2,504	3,072	1,028	37,250	3,532
Residential mortgage-backed securities	140,855	12,254	70,956	13,507	211,811	25,761
Commercial mortgage-backed securities	110,073	11,632	24,653	4,847	134,726	16,479
Other asset-backed securities	41,113	2,358	27,618	3,071	68,731	5,429
Corporate and other securities	386,401	28,048	131,046	24,055	517,447	52,103
Subtotal, fixed maturity securities	714,289	56,952	257,345	46,508	971,634	103,460
Equity securities	116,881	21,198	6,209	1,948	123,090	23,146
Total temporarily impaired securities	$831,170	$78,150	$263,554	$48,456	$1,094,724	$126,606

At March 31, 2023, U.S. Government residential mortgage backed securities with a fair value of $62,377 are pledged as collateral for a borrowing with the Federal Home Loan Bank of Boston (“FHLB-Boston”) as described in Note 9 – Debt. These securities are included in fixed maturity securities on the Company’s Consolidated Balance Sheets.

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

As of March 31, 2023 and December 31, 2022, the Company concluded that $1,600 and $678, respectively, of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at March 31, 2023 and December 31, 2022 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

The following table represents a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale.

	Three Months Ended March 31,
	2023	2022
Beginning of period	$678	$691
Credit losses on securities with no previously recorded credit losses	354	—
Net increases (decreases) in allowance on previously impaired securities	568	—
Reduction due to sales	—	—
Writeoffs charged against allowance	—	—
Recoveries of amounts previously written off	—	—
Ending balance of period	$1,600	$691

The Company holds no subprime mortgage debt securities.  All of the Company’s holdings in mortgage-backed securities are either U.S. Government or Agency guaranteed or are rated investment grade by either Moody’s or Standard & Poor’s.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended March 31,
	2023	2022
Interest on fixed maturity securities	$11,744	$9,105
Dividends on equity securities	1,610	1,320
Equity in earnings of other invested assets	1,086	1,016
Interest on other assets	31	7
Total investment income	14,471	11,448
Investment expenses	817	858
Net investment income	$13,654	$10,590

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosure, provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information.  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price).  ASC 820 establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”).  The fair value hierarchy in ASC 820 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

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

All unadjusted estimates of fair value for our fixed maturities priced by the pricing services as described above are included in the amounts disclosed in Level 2. With the exception of the FHLB-Boston security, which is categorized as a Level 3 security, the Company’s entire portfolio was priced based upon quoted market prices or other observable inputs as of March 31, 2023. There were no significant changes to the valuation process during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, no quotes or prices obtained were adjusted by management. All broker quotes obtained were non-binding.

At March 31, 2023 and December 31, 2022, investments in fixed maturities classified as available-for-sale had a fair value which equaled carrying value $1,048,449 and $1,050,155, respectively. At March 31, 2023 and December 31, 2022, the Company held $79 and $0 of short-term investments, respectively. The carrying values of cash and cash equivalents and investment income accrued approximated fair value.

The following tables summarize the Company’s total fair value measurements for investments for the periods indicated.

	As of March 31, 2023
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,695	$—	$1,695	$—
Obligations of states and political subdivisions	45,624	—	45,624	—
Residential mortgage-backed securities	233,363	—	233,363	—
Commercial mortgage-backed securities	145,804	—	145,804	—
Other asset-backed securities	64,613	—	64,613	—
Corporate and other securities	557,350	—	557,350	—
Short term investments	79	—	79	—
Equity securities	207,983	205,048	—	2,935
Total investment securities	$1,256,511	$205,048	$1,048,528	$2,935

	As of December 31, 2022
	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U.S. Treasury securities	$1,669	$—	$1,669	$—
Obligations of states and political subdivisions	54,069	—	54,069	—
Residential mortgage-backed securities	234,502	—	234,502	—
Commercial mortgage-backed securities	139,931	—	139,931	—
Other asset-backed securities	68,731	—	68,731	—
Corporate and other securities	551,253	—	551,253	—
Equity securities	199,705	197,450	—	2,255
Total investment securities	$1,249,860	$197,450	$1,050,155	$2,255

As of March 31, 2023 and December 31, 2022, there were approximately $37,889 and $40,450, respectively, in a real estate investment trust (“REIT”). The REIT is excluded from the fair value hierarchy because the fair value is recorded using the net asset value per share practical expedient. The net asset value per share of this REIT is derived from member ownership in the capital venture to which a proportionate share of independently appraised net assets is attributed. The fair value was determined using the trust’s net asset value obtained from its financial statements. The Company is required to submit a request 45 days before a quarter end to dispose of the security.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2023 and 2022.

The following table summarizes the changes in the Company’s Level 3 fair value securities for the periods indicated.

Three Months Ended March 31,
	2023	2022
	Level 3	Level 3
	Fair Value	Fair Value
	Securities	Securities
Balance at beginning of period	$2,255	$1,698
Net gains and losses included in earnings	—	—
Net gains included in other comprehensive income	—	—
Purchases	680	—
Sales	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$2,935	$1,698
Amount of total losses included in earnings attributable to the change in unrealized losses related to assets still held at end of period	$—	$—

Transfers in and out of Level 3 are attributable to changes in the ability to observe significant inputs in determining fair value exit pricing. As noted in the table above, no transfers were made in or out of Level 3 during the three months ended March 31, 2023 and 2022. The Company held one Level 3 security at March 31, 2023 and March 31, 2022.

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

The following table presents the balances of premiums receivable, net of the allowance for expected credit losses and changes in the allowance for expected credit losses for the three months ended March 31, 2023 and 2022.

	At and For the		At and For the
	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Accounts Receivable Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$192,542	$1,446	$170,953	$1,808
Current period change for expected credit losses		484		401
Writeoffs of uncollectable accounts receivable		(686)		(476)
Balance, end of period	$205,560	$1,244	$167,096	$1,733

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

The majority of the Company’s reinsurance recoverable on paid and unpaid losses is a result of our participation as a servicing carrier in the CAR Commercial Automobile Program, which represents 94% of the total reinsurance recoverable on paid and unpaid losses at March 31, 2023 and December 31, 2022. The remaining 6% of amounts due from reinsurers are related to our other excess of loss and quota share contracts. For amounts due under these contracts, the Company utilizes updated A.M. Best credit ratings on a quarterly basis to determine the allowance for expected credit losses. As of March 31, 2023 and December 31, 2022, all reinsurers under these programs are rated “A” or better by A.M. Best. Certain of the Company's reinsurance recoverables are collateralized by letters of credit, funds held or trust agreements. The Company’s analysis concludes that there are no expected credit losses at March 31, 2023 or December 31, 2022.

7.  Loss and Loss Adjustment Expense Reserves

The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE, as shown in the Company’s consolidated financial statements for the periods indicated.

	Three Months Ended March 31,
	2023	2022
Reserves for losses and LAE at beginning of year	$549,598	$570,651
Less receivable from reinsurers related to unpaid losses and LAE	(93,394)	(90,667)
Net reserves for losses and LAE at beginning of year	456,204	479,984
Incurred losses and LAE, related to:
Current year	178,686	135,578
Prior years	(11,533)	(12,412)
Total incurred losses and LAE	167,153	123,166
Paid losses and LAE related to:
Current year	60,093	57,650
Prior years	89,025	76,135
Total paid losses and LAE	149,118	133,785
Net reserves for losses and LAE at end of period	474,239	469,365
Plus receivable from reinsurers related to unpaid losses and LAE	95,900	90,656
Reserves for losses and LAE at end of period	$570,139	$560,021

At the end of each period, the reserves were re-estimated for all prior accident years. The Company’s prior year reserves decreased by $11,533 and $12,412 for the three months ended March 31, 2023 and 2022, respectively, and resulted from re-estimations of prior years ultimate loss and LAE liabilities. The decreases in prior years reserves during the three months ended March 31, 2023 and 2022 are primarily composed of reductions in our retained automobile and retained homeowners lines reserves.

The Company's automobile lines of business reserves decreased for the three months ended March 31, 2023 and 2022, primarily due to fewer incurred but not yet reported claims than previously estimated and better than previously estimated severity on the Company’s established bodily injury and property damage case reserves. Due to the nature of the risks that the Company underwrites and has historically underwritten, management does not believe that it has an exposure to asbestos or environmental pollution liabilities.

8.  Commitments and Contingencies

Commitments

As part of the Company’s investment activity, we have committed $160,000 to investments in limited partnerships. The Company has contributed $122,746 to these commitments as of March 31, 2023. As of March 31, 2023, the remaining committed capital that could be called is $44,400, which includes potential recallable capital contributions.

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

9.  Debt

On August 10, 2018, the Company extended its Revolving Credit Agreement (the “Credit Agreement”) with Citizens Bank, N.A. (formerly known as RBS Citizens, N.A. (“Citizens Bank”)) to a maturity date of August 10, 2023. The Credit Agreement provides a $30,000 revolving credit facility with an accordion feature allowing for future expansion of the committed amount up to $50,000. Loans under the credit facility bear interest at the Company’s option at either the higher of Citizens Bank prime rate or 0.5% above the federal funds rate plus 1.25% per annum.  Interest only is payable prior to maturity.

The Company’s obligations under the credit facility are secured by pledges of its assets and the capital stock of its operating subsidiaries. The credit facility is guaranteed by the Company’s non-insurance company subsidiaries. The credit facility contains covenants including requirements to maintain minimum risk-based capital ratios and statutory surplus of Safety Insurance Company as well as limitations or restrictions on indebtedness, liens, and other matters. As of March 31, 2023, the Company was in compliance with all covenants. In addition, the credit facility includes customary events of default, including a cross-default provision permitting the lenders to accelerate the facility if the Company (i) defaults in any payment obligation under debt having a principal amount in excess of $10,000 or (ii) fails to perform any other covenant permitting acceleration of all such debt.

The Company had no amounts outstanding on its credit facility at March 31, 2023 and December 31, 2022. The credit facility commitment fee included in interest expense was computed at a rate of 0.25% per annum on the $30,000 commitment at March 31, 2023 and 2022.

The Company is a member of the FHLB-Boston. Membership in the FHLB-Boston allows the Company to borrow money at competitive interest rates provided the loan is collateralized by specific U.S. Government residential mortgage backed securities. At March 31, 2023, the Company has the ability to borrow $193,547 using eligible invested assets that would be used as collateral.

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

On March 7, 2023, the Company borrowed $15,000 from FHLB-Boston for a term of one-month, bearing an interest rate of 4.92%. The interest and principal was paid on the maturity date of April 5, 2023.

The Company estimates the fair value of the FHLB-Boston loans by discounting cash flows using the interest rate stated in the loan agreement, which is an observable input. As such, the loans are categorized as Level 2 within the fair value hierarchy. The fair value of the outstanding loans was $45,726 and $35,807 at March 31, 2023 and December 31, 2022, respectively. The loans are fully collateralized by specific U.S. Government residential mortgage-backed securities with a fair value of $62,377 and $40,195 at March 31, 2023 and December 31, 2022, respectively. The borrowing is outstanding from the FHLB-Boston at March 31, 2023 and December 31, 2022.

Interest expense on the FHLB-Boston borrowing was $155 and $107 for the three months ended March 31, 2023 and 2022, respectively.

10. Income Taxes

Federal income tax expense for the three months ended March 31, 2023 and 2022 has been computed using estimated effective tax rates.  These rates are revised, if necessary, at the end of each successive interim period to reflect the current estimates of the annual effective tax rates. The effective rate in 2023 was lower than the statutory rate primarily due to effects of the change in unrealized gains on equity securities and the impact of stock-based compensation.

The Company believes that the positions taken on its income tax returns for open tax years will be sustained upon examination by the Internal Revenue Service. Therefore, the Company has not recorded any liability for uncertain tax positions under ASC 740, Income Taxes.

During the three months ended March 31, 2023, there were no material changes to the amount of the Company’s unrecognized tax benefits or to any assumptions regarding the amount of its ASC 740 liability.

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

No share purchases were made by the Company under the program during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company purchased 170,904 shares at a cost of $14,603. As of March 31, 2023 and December 31, 2022, the Company had purchased 3,141,477 shares at a cost of $150,000.

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

In calculating lease liabilities the Company uses its incremental borrowing rate as of the application date based on original lease terms. The components of lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$1,004	$1,072

Other information related to leases was as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,111	$1,210
Weighted average remaining lease term
Operating leases	5.53 Years	6.44 Years
Weighted average discount rate
Operating leases	2.39%	2.35%

Maturities of lease liabilities were as follows:

Operating Leases
2023	$3,383
2024	4,269
2025	3,867
2026	3,857
2027	3,857
Thereafter	3,859
Total lease payments	23,092
Less imputed interest	(878)
Total	$22,214

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

We are a leading provider of private passenger automobile, commercial automobile, homeowners and commercial other-than-auto insurance in Massachusetts. In addition to private passenger automobile insurance (which represented 52.0% of our direct written premiums in 2022), we offer a portfolio of other insurance products, including commercial automobile (17.4% of 2022 direct written premiums), homeowners (25.3% of 2022 direct written premiums) and dwelling fire, umbrella and business owner policies (totaling 5.3% of 2022 direct written premiums).  Operating exclusively in Massachusetts, New Hampshire, and Maine through our insurance company subsidiaries, Safety Insurance, Safety Indemnity, Safety P&C, and Safety Northeast (together referred to as the “Insurance Subsidiaries”), we have established strong relationships with independent insurance agents, who numbered 843 in 1,071 locations throughout these three states at December 31, 2022. We have used these relationships and our extensive knowledge of the Massachusetts market to become the third largest private passenger automobile carrier and the second largest commercial automobile insurance carrier in Massachusetts, capturing an approximate 7.9% and 12.6% share, respectively, of the Massachusetts private passenger and commercial automobile markets in 2022 according to statistics compiled by the Commonwealth Automobile Reinsurers (“CAR”) based on automobile exposures. We are also the third largest homeowners insurance carrier in Massachusetts with a 6.5% share of the Massachusetts homeowners insurance market.

A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns Safety Insurance an "A (Excellent)" rating. Our "A" rating was reaffirmed by A.M. Best on May 26, 2022.

Our Insurance Subsidiaries began writing insurance in New Hampshire during 2008 and in Maine in 2016. In November 2020, we formed a fourth insurance subsidiary, Safety Northeast, which became licensed to write insurance products in Massachusetts. The table below shows the amount of direct written premiums written in each state during the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
Direct Written Premiums	2023	2022
Massachusetts	$207,952	$181,091
New Hampshire	8,612	7,640
Maine	1,288	762
Total	$217,852	$189,493

Recent Trends and Events

Beginning on February 2, 2023 and through February 5, 2023, the Northeast region experienced a severe winter weather event (“February Winter Freeze”) over a thirty-six hour period, whereby temperatures reached lows of negative 40 degrees Fahrenheit, including windchill. As a result of the February Winter Freeze, the Company received 783 claims totaling $32,100 of losses and loss adjustment expenses as of the quarter ended March 31, 2023.

Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses incurred for the three months ended March 31, 2023 increased by $43,987, or 35.7%, to $167,153 from $123,166 for the comparable period. The increase in losses is due to the February Winter Freeze, as well as current market conditions, specifically inflation.

Direct and Net Written Premiums. For the quarter ended March 31, 2023, the Company achieved its second consecutive quarter of double-digit growth in direct and net written premiums. For the three months ended March 31, 2023, direct written premium growth and net written premium growth were 15.0% and 13.9%, respectively. The increase in premium is driven by new business production, specifically in the private passenger auto line, improved retention, and rate increases.

Non-generally accepted accounting principles (“non-GAAP”) operating loss, as defined below, was $12,796 for the three months ended March 31, 2023, compared to non-GAAP operating income of $14,809 for the comparable 2022 period. The decrease in Non-GAAP operating income was primarily the result of an increase in loss and loss adjustment expenses compared to the prior period. Non-GAAP operating loss for the quarter ended March 31, 2023 was $0.87 per diluted share, compared to non-GAAP operating income of $0.99 per diluted share for the comparable 2022 period.

The following rate changes have been filed and approved by the insurance regulators of Massachusetts and New Hampshire in 2023 and 2022. Our Massachusetts private passenger automobile rates include a 13% commission rate for agents.

Line of Business	Effective Date	Rate Change
Massachusetts Homeowners	August 1, 2023	3.9%
Massachusetts Private Passenger Automobile	July 1, 2023	4.3%
Massachusetts Commercial Automobile	May 1, 2023	4.0%
Massachusetts Private Passenger Automobile	December 1, 2022	3.5%
New Hampshire Commercial Automobile	September 1, 2022	5.8%
New Hampshire Homeowners	September 1, 2022	3.5%
New Hampshire Private Passenger Automobile	September 1, 2022	2.8%
Massachusetts Homeowners	July 1, 2022	2.6%
Massachusetts Commercial Automobile	May 1, 2022	3.1%
Massachusetts Private Passenger Automobile	April 1, 2022	-2.3%

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

Our GAAP insurance ratios are outlined in the following table.

	Three Months Ended March 31,
	2023	2022
GAAP ratios:
Loss ratio	87.2%	65.8%
Expense ratio	31.3	32.9
Combined ratio	118.5%	98.7%

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

The maximum number of shares of common stock between both the Amended 2018 Plan and 2002 Incentive Plan with respect to which awards may be granted is 3,200,000. No further grants will be allowed under the 2002 Incentive Plan. At March 31, 2023, there were 374,422 shares available for future grant.

A summary of share based awards granted under the Incentive Plan during the three months ended March 31, 2023 is as follows:

Type of		Number of	Fair
Equity		Awards	Value per
Awarded	Effective Date	Granted	Share (1)	Vesting Terms
RS - Service	February 23, 2023	33,101	$80.24	3 years, 30%-30%-40%
RS - Performance	February 23, 2023	25,990	$80.24	3 years, cliff vesting (3)
RS - Performance	February 23, 2023	4,703	$80.24	3 years, cliff vesting (4)
RS	February 23, 2023	6,000	$80.24	No vesting period (2)
(1)	The fair value per share of the restricted stock grant is equal to the closing price of our common stock on the grant date.
(2)	Board of Director members must maintain stock ownership equal to at least four times their annual retainer. This requirement must be met within five years of becoming a director.
(3)	The shares represent performance-based restricted shares award. Vesting of these shares is dependent upon the attainment of pre-established performance objectives, and any difference between shares granted and shares earned at the end of the performance period will be reported at the conclusion of the performance period.
(4)	The shares represent a true-up of previously awarded performance-based restricted share awards. The updated shares were calculated based on the attainment of pre-established performance objectives and granted under the Amended 2018 Plan.

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

We maintain reinsurance coverage to help lessen the effect of losses from catastrophic events, maintaining coverage during 2023 that protects us in the event of a "129-year storm" (that is, a storm of a severity expected to occur once in a 129-year period). We use various software products to measure our exposure to catastrophe losses and the probable maximum loss to us for catastrophe losses such as hurricanes. The models include estimates for our share of the catastrophe losses generated in the residual market for property insurance by the Massachusetts Property Insurance Underwriting Association ("FAIR Plan").

For 2023, we have purchased three layers of excess catastrophe reinsurance providing $590,000 of coverage for property losses in excess of $75,000 up to a maximum of $665,000. Our reinsurers’ co-participation is 75.0% of $75,000 for the 1st layer, 75.0% of $250,000 for the 2nd layer and 75.0% of $265,000 for the 3rd layer.

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

We are a participant in CAR, a state-established body that runs the residual market reinsurance programs for commercial automobile insurance in Massachusetts under which premiums, expenses, losses and loss adjustment expenses on ceded business are shared by all insurers writing automobile insurance in Massachusetts. We also participate in the FAIR Plan in which premiums, expenses, losses and loss adjustment expenses on homeowners business that cannot be placed in the voluntary market are shared by all insurers writing homeowners insurance in Massachusetts. As a response to the exposure to catastrophe losses, on July 1, 2022, the FAIR Plan purchased $1,800,000 of catastrophe reinsurance for property losses with retention of $100,000.

At March 31, 2023, we had $118,065 recoverable from CAR comprising of loss adjustment expense reserves, unearned premiums and reinsurance recoverable.

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

Results of Operations

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

The following table shows certain of our selected financial results.

	Three Months Ended March 31,
	2023	2022
Direct written premiums	$217,852	$189,493
Net written premiums	$202,884	$178,052
Net earned premiums	$191,735	$187,088
Net investment income	13,654	10,590
Earnings from partnership investments	2,166	2,832
Net realized gains on investments	733	4,210
Change in net unrealized gains on equity securities	770	(13,034)
Credit loss expense	(922)	—
Commission income	1,483	—
Finance and other service income	4,140	3,317
Total revenue	213,759	195,003
Losses and loss adjustment expenses	167,153	123,166
Underwriting, operating and related expenses	60,033	61,594
Other expense	1,670	—
Interest expense	210	129
Total expenses	229,066	184,889
(Loss) income before income taxes	(15,307)	10,114
Income tax (benefit) expense	(2,970)	2,276
Net (loss) income	$(12,337)	$7,838
(Loss) earnings per weighted average common share:
Basic	$(0.84)	$0.53
Diluted	$(0.84)	$0.53
Cash dividends paid per common share	$0.90	$0.90

Reconciliation of Net (Loss) Income to Non-GAAP Operating (Loss) Income

Net (loss) income	$(12,337)	$7,838
Exclusions from net (loss) income:
Net realized gains on investments	(733)	(4,210)
Change in net unrealized gains on equity securities	(770)	13,034
Credit loss expense	922	-
Income tax benefit (expense) on exclusions from net (loss) income	122	(1,853)
Non-GAAP Operating (loss) income	$(12,796)	$14,809

Net (loss) income per diluted share	$(0.84)	$0.53
Exclusions from net (loss) income:
Net realized gains on investments	(0.05)	(0.29)
Change in net unrealized (gains) on equity securities	(0.05)	0.88
Credit loss expense	0.06	-
Income tax benefit (expense) on exclusions from net (loss) income	0.01	(0.13)
Non-GAAP Operating (loss) income per diluted share	$(0.87)	$0.99

Direct Written Premiums. Direct written premiums for the three months ended March 31, 2023 increased by $28,359, or 15.0%, to $217,852 from $189,493 for the comparable 2022 period. The increase in direct written premium is the result of new business production, improved retention, and rate increases.

Net Written Premiums. Net written premiums for the three months ended March 31, 2023 increased by $24,832, or 13.9%, to $202,884 from $178,052 for the comparable 2022 period. The increase was primarily due to the factors that increased direct written premiums.

Net Earned Premiums.  Net earned premiums for the three months ended March 31, 2023 increased by $4,647, or 2.5%, to $191,735 from $187,088 for the comparable 2022 period.

The effect of reinsurance on net written and net earned premiums is presented in the following table.

	Three Months Ended March 31,
	2023	2022
Written Premiums
Direct	$217,852	$189,493
Assumed	7,230	6,741
Ceded	(22,198)	(18,182)
Net written premiums	$202,884	$178,052

Earned Premiums
Direct	$205,555	$196,519
Assumed	7,913	7,754
Ceded	(21,733)	(17,185)
Net earned premiums	$191,735	$187,088

Net Investment Income.  Net investment income for the three months ended March 31, 2023 increased by $3,064, or 28.9%, to $13,654 from $10,590 for the comparable 2022 period. The increase is a result of higher yields of 3.8% for the three months ended March 31, 2023 compared to 2.9% for the three months ended March 31, 2022. The investment portfolio’s duration was 3.8 years at March 31, 2023 and December 31, 2022, respectively,

Earnings from Partnership Investments. Earnings from partnership investments was $2,166 for the three months ended March 31, 2023 compared to $2,832 for the comparable 2022 period. Timing and generation of these returns on capital can vary based on the results and transactions of the underlying partnerships.

Net Realized Gains on Investments.  Net realized gains on investments was $733 for the three months ended March 31, 2023 compared to $4,210 for the comparable 2022 period.

The gross unrealized gains and losses on investments in fixed maturity securities, including redeemable preferred stocks that have characteristics of fixed maturities, short term investments, equity securities, including interests in mutual funds, and other invested assets were as follows for the periods indicated:

	As of March 31, 2023

	Cost or	Allowance for	Gross Unrealized		Estimated
	Amortized	Expected Credit			Fair
	Cost	Losses	Gains	Losses (3)	Value
U.S. Treasury securities	$1,825	$—	$—	$(130)	$1,695
Obligations of states and political subdivisions	48,107	—	349	(2,832)	45,624
Residential mortgage-backed securities (1)	254,043	—	690	(21,370)	233,363
Commercial mortgage-backed securities	160,015	—	124	(14,335)	145,804
Other asset-backed securities	68,729	—	—	(4,116)	64,613
Corporate and other securities	599,966	(1,600)	1,713	(42,729)	557,350
Subtotal, fixed maturity securities	1,132,685	(1,600)	2,876	(85,512)	1,048,449
Short term investments	79	—	—	—	79
Equity securities (2)	236,392	—	27,663	(18,183)	245,872
Other invested assets (4)	121,318	—	—	—	121,318
Totals	$1,490,474	$(1,600)	$30,539	$(103,695)	$1,415,718
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
(3)Our investment portfolio included 1,118 securities in an unrealized loss position at March 31, 2023.
(4)Other invested asset accounted for under the equity method which approximated fair value.

The composition of our fixed income security portfolio by Moody’s rating was as follows:

	As of March 31, 2023
	Estimated
	Fair Value	Percent
U.S. Treasury securities and obligations of U.S. Government agencies	$233,363	22.3%
Aaa/Aa	229,887	21.9
A	210,444	20.1
Baa	209,397	20.0
Ba	62,177	5.9
B	86,585	8.3
Caa/Ca	4,376	0.4
Not rated	12,220	1.1
Total	$1,048,449	100.0%

Ratings are generally assigned upon the issuance of the securities and are subject to revision on the basis of ongoing evaluations.  Ratings in the table are as of the date indicated.

As of March 31, 2023, our portfolio of fixed maturity investments was comprised principally of investment grade corporate fixed maturity securities, U.S. government and agency securities, and asset-backed securities. The portion of our non-investment grade portfolio of fixed maturity investments is primarily comprised of variable rate secured and senior bank loans and high yield bonds.

The following table illustrates the gross unrealized losses included in our investment portfolio and the fair value of those securities, aggregated by investment category. The table also illustrates the length of time that they have been in a continuous unrealized loss position as of March 31, 2023.

	As of March 31, 2023
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$—	$—	$1,695	$130	$1,695	$130
Obligations of states and political subdivisions	14,286	203	19,232	2,629	33,518	2,832
Residential mortgage-backed securities	75,548	3,088	134,453	18,282	210,001	21,370
Commercial mortgage-backed securities	31,265	1,436	108,347	12,899	139,612	14,335
Other asset-backed securities	11,364	661	52,731	3,455	64,095	4,116
Corporate and other securities	190,320	7,150	287,799	35,579	478,119	42,729
Subtotal, fixed maturity securities	322,783	12,538	604,257	72,974	927,040	85,512
Equity securities	101,178	12,527	19,959	5,656	121,137	18,183
Total temporarily impaired securities	$423,961	$25,065	$624,216	$78,630	$1,048,177	$103,695

As of March 31, 2023 and December 31, 2022, the Company concluded that $1,600 and $678, respectively, of unrealized losses were due to credit factors and were recorded as an allowance for expected credit losses expense. The Company concluded that outside of the securities that were recognized as credit impaired, the unrealized losses recorded on the fixed maturity portfolio at March 31, 2023 and December 31, 2022 resulted from fluctuations in market interest rates and other temporary market conditions as opposed to fundamental changes in the credit quality of the issuers of such securities. Based upon the analysis performed, the Company’s decision to hold these securities, the Company’s current level of liquidity and our history of positive operating cash flows, management believes it is more likely than not that it will not be required to sell any of its securities before the anticipated recovery in the fair value to its amortized cost basis.

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

Commission Income: Commission income includes revenues from new and renewal commissions paid by insurance carriers, which we recognize when earned. Commission income for the three months ended March 31, 2023 was $1,483.

Finance and Other Service Income.  Finance and other service income includes revenues from premium installment charges, which we recognize when earned, and other miscellaneous income and fees. Finance and other service income for the three months ended March 31, 2023 increased by $823, or 24.8%, to $4,140 from $3,317 for the comparable 2022 period. The increase is primarily driven by the increase in written premium and changes to our fee assessment policies.

Losses and Loss Adjustment Expenses.  Loss and loss adjustment expenses incurred for the three months ended March 31, 2023 increased by $43,987, or 35.7%, to $167,153 from $123,166 for the comparable 2022 period. The increase in losses is due to the February Winter Freeze, as well as current market conditions including inflation.

Our GAAP loss ratio for the three months ended March 31, 2023 increased to 87.2% from 65.8% for the comparable 2022 period. Our GAAP loss ratio excluding loss adjustment expenses for the three months ended March 31, 2023 was 76.2% compared to 55.2% for the comparable 2022 period. Total prior year favorable development included in the pre-tax results for the three months ended March 31, 2023 was $11,533 compared to $12,412 for the comparable 2022 period.

Underwriting, Operating and Related Expenses.  Underwriting, operating and related expenses for the three months ended March 31, 2023 decreased by $1,561, or 2.5%, to $60,033 from $61,594 for the comparable 2022 period. Our GAAP expense ratio for the three months ended March 31, 2023 decreased to 31.3% from 32.9% for the comparable 2022 period. The decrease is driven by a decrease in contingent commission expenses.

Interest Expense.  Interest expense was $210 and $129 for the three months ended March 31, 2023 and 2022, respectively. The credit facility commitment fee included in interest expense was $19 for the three months ended March 31, 2023 and 2022.

Income Tax Expense.  Our effective tax rate was 19.4% and 22.5% for the quarters ended March 31, 2023 and 2022, respectively. The effective tax rate for the quarter ended March 31, 2023 was lower than the statutory rate primarily due to the effects of the change in unrealized gains on equity securities. The effective tax rate for the quarter ended March 31, 2022 was higher than the statutory rate primarily due to the effects of the change in unrealized gains on equity securities and the impact of stock-based compensation.

Net (Loss) Income.   Net loss for the three months ended March 31, 2023 was $12,337 compared to net income of $7,838 for the comparable 2022 period.

Non-GAAP Operating Income. Non-GAAP operating loss as defined above was $12,796 for the three months ended March 31, 2023 compared to non-GAAP operating income of $14,809 for the comparable 2022 period. The decrease in Non-GAAP operating income was primarily the result of an increase in loss and loss adjustment expenses compared to the prior period.

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

Net cash used for operating activities was $12,892 and $15,276 during the three months ended March 31, 2023 and 2022, respectively. Our operations typically generate positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. Net cash used for operating activities during the three months ended March 31, 2023 was the result of the timing of expense and February Winter Freeze payments. Positive operating cash flows are expected in the future to meet our liquidity requirements.

Net cash provided by investing activities was $6,655 and $15,124 during the three months ended March 31, 2023 and 2022, respectively. Fixed maturities, equity securities, and other invested assets purchased were $43,292 for the three months ended March 31, 2023 compared to $84,965 for the comparable prior year period. Proceeds from maturities, redemptions, calls and sales, of securities were $50,561 during the three months ended March 31, 2023 compared to $100,785 for the comparable prior year period.

Net cash used for financing activities was $3,747 and $28,220 during the three months ended March 31, 2023 2022 period. The net cash used for financing activities during the three months ended March 31, 2023 consisted of dividend payments to shareholders offset by borrowings from the FHLB-Boston.

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

Credit Facility

For information regarding our Credit Facility, please refer to Item 1- Financial Statements, Note 9, Debt, of this Form 10-Q.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are applicable to the Company.

Regulatory Matters

Our Insurance Subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of the Commissioner of the Division of Insurance of Massachusetts (the “Commissioner”). The Massachusetts statute limits the dividends an insurer may pay in any twelve-month period, without the prior permission of the Commissioner, to the greater of (i) 10% of the insurer’s surplus as of the preceding December 31 or (ii) the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. Our insurance company subsidiaries may not declare an “extraordinary dividend” (defined as any dividend or distribution that, together with other distributions made within the preceding twelve months, exceeds the limits established by Massachusetts statute) until thirty days after the Commissioner has received notice of the intended dividend and has not objected. As historically administered by the Commissioner, this provision requires the Commissioner’s prior approval of an extraordinary dividend. Under Massachusetts law, an insurer may pay cash dividends only from its unassigned funds, also known as earned surplus, and the insurer’s remaining surplus must be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. At December 31, 2022, the statutory surplus of Safety Insurance was $782,200, and its statutory net income for 2022 was $66,197. As a result, a maximum of $78,220 is available in 2023 for such dividends without prior approval of the Commissioner. As a result of this Massachusetts statute, the Insurance Subsidiaries had restricted net assets in the amount of $703,980 at December 31, 2022. During the three months ended March 31, 2023, Safety Insurance paid dividends to Safety of $8,056.

The maximum dividend permitted by law is not indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.

Since the initial public offering of its common stock in November 2002, the Company has paid regular quarterly dividends to shareholders of its common stock. Quarterly dividends paid during 2023 were as follows:

				Total
Declaration	Record	Payment	Dividend per	Dividends Paid
Date	Date	Date	Common Share	and Accrued
February 15, 2023	March 1, 2023	March 15, 2023	$0.90	$13,247

On May 3, 2023, our Board approved and declared a quarterly cash dividend of $0.90 per share which will be paid on June 15, 2023 to shareholders of record on June 1, 2023. We plan to continue to declare and pay quarterly cash dividends in 2023, depending on our financial position and the regularity of our cash flows.

On February 23, 2022, the Board of Directors approved a share repurchase program of up to $50,000 of the Company’s outstanding common shares.  As of March 31, 2023, the Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require us to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. No share purchases were made by the Company under the program during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the Company had purchased 3,141,477 shares of common stock at a cost of $150,000.

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

Risk-Based Capital Requirements

The NAIC has adopted a formula and model law to implement risk-based capital requirements for most property and casualty insurance companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Under Massachusetts law, insurers having less total adjusted capital than that required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The risk-based capital law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of total adjusted capital to risk-based capital falls. As of December 31, 2022, the Insurance Subsidiaries had total capital of $782,200, which is in excess of amounts requiring company or regulatory action at any prescribed risk-based capital action level. Minimum statutory capital and surplus, or company action level risk-based capital, was $200,196 at December 31, 2022.

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

Such techniques assume that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting our ultimate losses, total reserves, and resulting IBNR reserves. It is possible that the final outcome may fall above or below these amounts as a result of a number of factors, including immature data, sparse data, or significant growth in a line of business. Using these methodologies our actuaries established a range of reasonably possible estimations for net reserves of approximately $443,086 to $496,959 as of March 31, 2023. In general, the low and high values of the ranges represent reasonable minimum and maximum values of the indications based on the techniques described above. Our selected point estimate of net loss and LAE reserves based upon the analysis of our actuaries was $474,239 as of March 31, 2023.

The following table presents the point estimation of the recorded reserves and the range of estimations by line of business for net loss and LAE reserves as of March 31, 2023.

	As of March 31, 2023
Line of Business	Low	Recorded	High
Private passenger automobile	$172,673	$181,497	$191,753
Commercial automobile	95,526	103,334	106,960
Homeowners	99,238	104,784	107,952
All other	75,649	84,624	90,294
Total	$443,086	$474,239	$496,959

The following table presents our total net reserves and the corresponding case reserves and IBNR reserves for each line of business as of March 31, 2023.

	As of March 31, 2023
Line of Business	Case	IBNR	Total
Private passenger automobile	$229,821	$(48,333)	$181,488
CAR assumed private passenger auto	1	8	9
Commercial automobile	63,145	9,966	73,111
CAR assumed commercial automobile	18,332	11,891	30,223
Homeowners	95,953	(1,621)	94,332
FAIR Plan assumed homeowners	4,002	6,450	10,452
All other	45,675	38,949	84,624
Total net reserves for losses and LAE	$456,929	$17,310	$474,239

At March 31, 2023, our total IBNR reserves for our private passenger automobile line of business was comprised of ($73,731) related to estimated ultimate decreases in the case reserves, including anticipated recoveries (i.e. salvage and subrogation), and $25,398 related to our estimation for not yet reported losses.

Our IBNR reserves consist of our estimate of the total loss reserves required less our case reserves.  The IBNR reserves for CAR assumed commercial automobile business are 39.3% of our total reserves for CAR assumed commercial automobile business as of March 31, 2023, due to the reporting delays in the information we receive from CAR, as described further in the section on Residual Market Loss and Loss Adjustment Expense Reserves.  Our IBNR reserves for FAIR Plan assumed homeowners are 61.7% of our total reserves for FAIR Plan assumed homeowners at March 31, 2023, due to similar reporting delays in the information we receive from FAIR Plan.

The following table presents information by line of business for our total net reserves and the corresponding retained (i.e. direct less ceded) reserves and assumed reserves as of March 31, 2023.

	As of March 31, 2023
Line of Business	Retained	Assumed	Net
Private passenger automobile	$181,488
CAR assumed private passenger automobile		$9
Net private passenger automobile			$181,497
Commercial automobile	73,111
CAR assumed commercial automobile		30,223
Net commercial automobile			103,334
Homeowners	94,332
FAIR Plan assumed homeowners		10,452
Net homeowners			104,784
All other	84,624	—	84,624
Total net reserves for losses and LAE	$433,555	$40,684	$474,239

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

Sensitivity Analysis

Establishment of appropriate reserves is an inherently uncertain process. There can be no certainty that currently established reserves based on our key assumptions regarding frequency and severity in our lines of business, or our assumptions regarding our share of the CAR loss will prove adequate in light of subsequent actual experience. To the extent that reserves are inadequate and are strengthened, the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a credit to earnings in the period the redundancy is recognized.  For the three months ended March 31, 2023, a 1 percentage-point change in the loss and LAE ratio would result in a change in reserves of $1,916. Each 1 percentage-point change in the loss and loss expense ratio would have had a $1,514 effect on net income, or $0.10 per diluted share.

Our assumptions consider that past experience, adjusted for the effects of current developments and anticipated trends, are an appropriate basis for establishing our reserves. Our individual key assumptions could each have a reasonable possible range of plus or minus 5 percentage-points for each estimation, although there is no guarantee that our assumptions will not have more than a 5 percentage point variation.  The following sensitivity tables present information for each of our primary lines of business on the effect each 1 percentage-point change in each of our key assumptions on unpaid frequency and severity could have on our retained (i.e., direct minus ceded) loss and LAE reserves and net income for the three months ended March 31, 2023. In evaluating the information in the table, it should be noted that a 1 percentage-point change in a single assumption would change estimated reserves by 1 percentage-point.

A 1 percentage-point change in both our key assumptions would change estimated reserves within a range of plus or minus 2 percentage-points.

	-1 Percent	No	+1 Percent
	Change in	Change in	Change in
	Frequency	Frequency	Frequency
Private passenger automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	$(3,630)	$(1,815)	$—
Estimated increase in net income	2,868	1,434	—
No Change in Severity
Estimated (decrease) increase in reserves	(1,815)	—	1,815
Estimated increase (decrease) in net income	1,434	—	(1,434)
+1 Percent Change in Severity
Estimated increase in reserves	—	1,815	3,630
Estimated decrease in net income	—	(1,434)	(2,868)

Commercial automobile retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,462)	(731)	—
Estimated increase in net income	1,155	578	—
No Change in Severity
Estimated (decrease) increase in reserves	(731)	—	731
Estimated increase (decrease) in net income	578	—	(578)
+1 Percent Change in Severity
Estimated increase in reserves	—	731	1,462
Estimated decrease in net income	—	(578)	(1,155)

Homeowners retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,887)	(943)	—
Estimated increase in net income	1,490	745	—
No Change in Severity
Estimated (decrease) increase in reserves	(943)	—	943
Estimated increase (decrease) in net income	745	—	(745)
+1 Percent Change in Severity
Estimated increase in reserves	—	943	1,887
Estimated decrease in net income	—	(745)	(1,490)

All other retained loss and LAE reserves
-1 Percent Change in Severity
Estimated decrease in reserves	(1,692)	(846)	—
Estimated increase in net income	1,337	669	—
No Change in Severity
Estimated (decrease) increase in reserves	(846)	—	846
Estimated increase (decrease) in net income	669	—	(669)
+1 Percent Change in Severity
Estimated increase in reserves	—	846	1,692
Estimated decrease in net income	—	(669)	(1,337)

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

The following sensitivity table presents information of the effect each 1 percentage-point change in our assumptions on our share of reserves for CAR and other residual markets could have on our assumed loss and LAE reserves and net income for the three months ended March 31, 2023. In evaluating the information in the table, it should be noted that a 1 percentage-point change in our assumptions would change estimated reserves by 1 percentage-point.

	-1 Percent	+1 Percent
	Change in	Change in
	Estimation	Estimation
CAR assumed commercial automobile
Estimated (decrease) increase in reserves	$(302)	$302
Estimated increase (decrease) in net income	239	(239)
FAIR Plan assumed homeowners
Estimated (decrease) increase in reserves	(105)	105
Estimated increase (decrease) in net income	83	(83)

Reserve Development Summary

The changes we have recorded in our reserves in the past illustrate the uncertainty of estimating reserves. Our prior year reserves decreased by $11,533 and $12,412 during the three months ended March 31, 2023 and 2022, respectively.

The following table presents a comparison of prior year development of our net reserves for losses and LAE for the three months ended March 31, 2023 and 2022. Each accident year represents all claims for an annual accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.  Our financial statements reflect the aggregate results of the current and all prior accident years.

	Three Months Ended March 31,
Accident Year	2023	2022
2013 & prior	$(116)	$(177)
2014	(228)	(269)
2015	(662)	(297)
2016	(302)	(746)
2017	(1,117)	(989)
2018	(766)	(2,410)
2019	(2,143)	(2,643)
2020	(3,575)	(3,737)
2021	(1,198)	(1,144)
2022	(1,426)	—
All prior years	$(11,533)	$(12,412)

The decreases in prior years’ reserves during the three months ended March 31, 2023 and 2022 resulted from re-estimations of prior year ultimate loss and LAE liabilities. The 2023 decrease is composed of reductions of $3,207 in our retained private passenger automobile reserves, $2,286 in our retained commercial automobile reserves, $2,570 in our retained homeowners reserves and $3,470 our retained other lines reserves. The 2022 decrease is primarily composed of reductions of $3,580 in our retained private passenger automobile reserves, $1,175 in our retained commercial automobile reserves, $3,570 in our retained homeowners reserves and $2,581 in our retained other lines reserves.

The following table presents information by line of business for prior year development of our net reserves for losses March 31, 2023.

	Private Passenger	Commercial
Accident Year	Automobile	Automobile	Homeowners	All Other	Total
2013 & prior	$(30)	$1	$—	$(87)	$(116)
2014	(28)	(22)	—	(178)	(228)
2015	(28)	(21)	(134)	(479)	(662)
2016	(6)	(83)	(236)	23	(302)
2017	(239)	(399)	(229)	(250)	(1,117)
2018	(123)	(485)	(134)	(24)	(766)
2019	(615)	(632)	(440)	(456)	(2,143)
2020	(1,898)	(178)	(1,174)	(325)	(3,575)
2021	(142)	(230)	(91)	(735)	(1,198)
2022	(98)	(237)	(132)	(959)	(1,426)
All prior years	$(3,207)	$(2,286)	$(2,570)	$(3,470)	$(11,533)

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

Forward-looking statements are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual future conditions, events, results or trends to differ significantly and/or materially from historical results or those projected in the forward-looking statements. These factors include but are not limited to:

●	The competitive nature of our industry and the possible adverse effects of such competition;
●	Conditions for business operations and restrictive regulations in Massachusetts;
●	The possibility of losses due to claims resulting from severe weather;
●	The impact of inflation and supply chain delays on loss severity;
●	The possibility that the Commissioner may approve future rule changes that change the operation of the residual market;
●	The possibility that existing insurance-related laws and regulations will become further restrictive in the future;
●	Our possible need for and availability of additional financing, and our dependence on strategic relationships, among others;
●	Other risks and factors identified from time to time in our reports filed with the SEC. Refer to Part I, Item 1A — Risk Factors of our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

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

	-100 Basis		+100 Basis
	Point Change	No Change	Point Change
As of March 31, 2023
Estimated fair value	$1,089,304	$1,048,449	$1,007,108
Estimated increase (decrease) in fair value	$40,855	$—	$(41,341)

With respect to floating rate debt, we are exposed to the effects of changes in prevailing interest rates. At March 31, 2023, we had no debt outstanding under our credit facility. Assuming the full utilization of our current available credit facility, a 2.0% increase in the prevailing interest rate on our variable rate debt would result in interest expense increasing approximately $600 for 2023, assuming that all of such debt is outstanding for the entire year.

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

Changes in Internal Control over Financial Reporting

In accordance with guidance issued by the Securities and Exchange Commission, the Company may exclude acquisitions from management’s assessment of the effectiveness of internal control over financial reporting for the first year in which the acquisition occurred. The Company’s management has excluded the assessment of internal controls of SNIA, which was acquired on December 1, 2022, and further discussed in Note 1, Basis of Presentation. As of March 31, 2023, SNIA accounted for an immaterial amount of consolidated assets and revenue.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings - Please see “Item 1 — Financial Statements - Note 8, Commitments and Contingencies.”

Item 1A.  Risk Factors

There have been no subsequent material changes from the risk factors previously disclosed in the Company’s 2022 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands)

On February 23, 2022, the Board of Directors approved an additional share repurchase of up to $50,000 of the Company’s outstanding common shares.  The Board of Directors has cumulatively authorized increases to the existing share repurchase program of up to $200,000 of its outstanding common shares.  Under the program, the Company may repurchase shares of its common stock for cash in public or private transactions, in the open market or otherwise.  The timing of such repurchases and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable regulatory and corporate requirements.  The program does not require the Company to repurchase any specific number of shares and it may be modified, suspended or terminated at any time without prior notice. No share repurchases were made by the Company during the three months ended March 31, 2023.

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

May 5, 2023	SAFETY INSURANCE GROUP, INC. (Registrant)

	By:	/s/ CHRISTOPHER T. WHITFORD
Christopher T. Whitford
Vice President, Chief Financial Officer, Secretary and Principal Accounting Officer